Form 10-K
period 1996-09-30
HAYNES INTERNATIONAL INC
filed 1996-12-30
CIK 858655

UNITED  STATES
     SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.    20549


     FORM  10-K

(Mark  One)


[    X   ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  fiscal  year ended September 30, 1996. (Fee
Required)

[          ]          Transition Report Pursuant to Section 13 or 15(d) of the
Securities  Exchange  Act  of  1934          (No  Fee  Required)

Commission  File  Number:        333-5411
                             ------------

HAYNES  INTERNATIONAL,  INC.
----------------------------
 (Exact  name  of  registrant  as  specified  in  its  charter)


          Delaware                                                  06-1185400
------------------                              ------------------------------
(State  or  other  jurisdiction  of                              (IRS Employer
Identification  No.)
 incorporation  or  organization)

1020  West  Park  Avenue,  Kokomo,  Indiana                         46904-9013
-------------------------------------------          -------------------------
(Address  of  principal  executive  offices)                        (Zip Code)

(317)  456-6000
---------------
 (Registrant's  telephone  number,  including  area  code)

Securities  registered  pursuant  to  Section  12(b) of the Act:          None

Securities  registered  pursuant  to  Section  12(g) of the Act:          None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes      X         No
                                                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 by Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to
this  Form  10-K.        X
                     -----

The  registrant  is  a  privately  held  corporation.    As  such, there is no
practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 20, 1996 was 100.

Documents  Incorporated  by  Reference:    None

The  Index  to Exhibits begins on page  79 in the sequential numbering system.
                                       ---

Total  pages:        83
             ----------






     TABLE  OF  CONTENTS




PART I                                                            Page
                                                                  ----
Item 1.   Business                                                   3
Item 2.   Properties                                                17
Item 3.   Legal Proceedings                                         18
Item 4.   Submission of Matters to a Vote of Security Holders       19
PART II
Item 5.   Market for Registrant's Common Equity and Related         20
          Stockholder Matters
Item 6.   Selected Financial Data                                   21
Item 7.   Management's Discussion and Analysis of Financial         23
          Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data               36
Item 9.   Changes in and Disagreements with Accountants on          62
          Accounting and Financial Disclosure
PART III
Item 10.  Directors and Executive Officers of the Registrant        63
Item 11.  Executive Compensation                                    66
Item 12.  Security of Ownership of Certain Beneficial Owners and    76
          Management
Item 13.  Certain Relationships and Related Transactions            79
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports       80
          on Form 8-K



     PART  I

ITEM  1.          BUSINESS

GENERAL

    The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines used for power generation, and waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 65% of the Company's net revenues in fiscal 1996. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

    High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry. The Company derived approximately 25% of its fiscal 1996 net revenues from products that are protected by United States patents and derived an additional approximately 19% of its fiscal 1996 net revenues from sales of products that are not patented, but for which the Company has limited or no competition.

PRODUCTS

    The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by such foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section. In fiscal 1996, HTA and CRA products accounted for approximately 61% and 39%, respectively, of the Company's net revenues.

    HTA products are used primarily in manufacturing components used in the hot sections of jet engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace industry, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generators, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations.

    CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment and sour gas production. Historically, the chemical processing industry has represented the largest end-user segment for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this industry represents an area of potential long-term growth for the Company. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times.

    HIGH TEMPERATURE ALLOYS. The following table sets forth information with respect to certain of the Company's significant high temperature alloys:







Alloy and Year Introduced   End Markets and Applications (1)                  Features
--------------------------  ------------------------------------------------  -------------------------------

Haynes HR-160 (1990) (2)    Waste incineration/CPI-boiler tube shields        Good resistance to sulfidation
                                                                              high temperatures

Haynes 242 (1990) (2)       Aero-seal rings                                   High strength, low expansion
                                                                              and good fabricability

Haynes HR-120 (1990) (2)    Industrial heating-heat-treating baskets          Good strength-to-cost ratio as
                                                                              compared to competing alloys

Haynes 230 (1984) (2)       Aero/LBGT-ducting                                 Good combination of strength,
                                                                              stability, oxidation resistance
                                                                              and fabricability

Haynes 214 (1981) (2)       Aero-honeycomb seals                              Good combination of oxidation
                                                                              resistance and fabricability
                                                                              among nickel-based alloys

Haynes 188 (1968)           Aero-burner cans, after-burner components         High strength, oxidation
                                                                              resistant cobalt-based alloys

Haynes 625 (1964)           Aero/CPI-ducting, tanks, vessels, weld overlays   Good fabricability and general
                                                                              corrosion resistance

Haynes 263 (1960)           Aero/LBGT-components for gas turbine hot gas      Good ductility and high
                            exhaust pan                                       strength at temperatures up to
                                                                                                       1600EF

Haynes 718 (1955)           Aero-ducting, vanes, nozzles                      Weldable high strength alloy
                                                                              with good fabricability

Hastelloy X (1954)          Aero/LBGT-burner cans, transition ducts           Good high temperature
                                                                              strength at relatively low cost

Haynes Ti 3-2.5 (1950)      Aero-aircraft hydraulic and fuel systems          Light weight, high strength
                            components                                        titanium-based alloy


-------------
(1)        "Aero" refers to aerospace; "LBGT" refers to land-based gas turbines; "CPI" refers to the chemical processing  industry.

(2)      Represents a patented product or a product with respect to which the Company believes it has limited or  no  competition.



    The higher volume HTA products, including Haynes 625, Haynes 718 and Hastelloy X, are generally considered industry standards, especially in the manufacture of aircraft and LBGT. These products have been used in such applications since the 1950's and because of their widespread use have been most subject to competitive pricing pressures. In fiscal 1996, sales of these HTA products accounted for approximately 25% of the Company's net revenues.

    The Company also produces and sells cobalt-based alloys introduced over the last three decades, which are more highly specialized and less price competitive than nickel-based alloys. Haynes 188 and Haynes 263 are the most widely used of the Company's cobalt-based products and accounted for approximately 10% of the Company's net revenues in fiscal 1996. Three of the more recently introduced HTA products, Haynes 242, Haynes 230 and Haynes 214, initially developed for the aerospace and LBGT markets, are still patent-protected and together accounted for approximately 6% of the Company's net revenues in fiscal 1996. These newer alloys are gaining acceptance for applications in industrial heating and waste incineration.

    Haynes HR-160 and Haynes HR-120 were introduced in fiscal 1990 and targeted for sale in industrial heat treating applications. Haynes HR-160 is a higher priced cobalt-based alloy designed for use when the need for long-term performance outweighs initial cost considerations. Potential applications for Haynes HR-160 include use in key components in waste incinerators, chemical processing equipment, mineral processing kilns and fossil fuel energy plants. Haynes HR-120 is a lower priced, iron-based alloy and is designed to replace competitive alloys not manufactured by the Company that may be slightly lower in price but also less effective. In fiscal 1996, these two alloys accounted for approximately 1% of the Company's net revenues.

    The Company also produces seamless titanium tubing for use as hydraulic lines in airframes and as bicycle frames. During fiscal 1996, sales of these products accounted for approximately 4% of the Company's net revenues.







     [Remainder  of  page  intentionally  left  blank.]

    CORROSION  RESISTANT  ALLOYS.   The following table sets forth information
with respect to certain of the Company's significant corrosion resistant alloys:






 Alloy and Year Introduced   End Markets and Applications (1)            Features
---------------------------  ------------------------------------------  -----------------------------------------

Hastelloy C-2000 (1995) (2)  CPI-tanks, mixers, piping                   Versatile alloy with good resistance to
                                                                         uniform corrosion

Hastelloy B-3 (1994) (2)     CPI-acetic acid plants                      Better fabrication characteristics
                                                                         compared to other nickel-molybdenum
                                                                         alloys

Hastelloy D-205 (1993) (2)   CPI-plate heat exchangers                   Corrosion resistance to hot sulfuric acid

Ultimet (1990) (2)           CPI-pumps, valves                           Wear and corrosion resistant
                                                                         nickel-based alloy

Hastelloy G-50 (1989) (2)    Oil and gas-sour gas tubulars               Good resistance to down hole corrosive
                                                                         environments

Hastelloy C-22 (1985) (2)    CPI/FGD-tanks, mixers, piping               Resistance to localized corrosion and
                                                                         pitting

Hastelloy G-30 (1985) (2)    CPI-tanks, mixers, piping                   Lower cost alloy with good corrosion
                                                                         resistance in phosphoric acid

Hastelloy B-2 (1974)         CPI-acetic acid                             Resistance to hydrochloric acid and other
                                                                         reducing acids

Hastelloy C-4 (1973)         CPI-tanks, mixers, piping                   Good thermal stability

Hastelloy C-276 (1968)       CPI/FGD/oil and gas-tanks, mixers, piping   Broad resistance to many environments


-------------
(1)  "CPI"  refers  to  the  chemical  processing  industry;  "FGD"  refers  to  flue  gas desulfurization.

(2)  Represents  a  patented  product  or  a  product  with  respect  to  which  the  Company believes  it  has  limited  or  no  competition.








     [Remainder  of  page  intentionally  left  blank.]

    During fiscal 1996, sales of the CRA alloys Hastelloy C-276, Hastelloy C-22 and Hastelloy C-4 accounted for approximately 31% of the Company's net revenues. Hastelloy C-276, introduced by the Company in 1968, is recognized as a standard for corrosion protection in the chemical processing industry and is also used extensively for FGD and oil and gas exploration and production applications. Hastelloy C-22, a proprietary alloy of the Company, was introduced in 1985 as an improvement on Hastelloy C-276 and is currently sold to the chemical processing and FGD markets for essentially the same applications as Hastelloy C-276. Hastelloy C-22 offers greater and more versatile corrosion resistance and therefore has gained market share at the expense of the non-proprietary Hastelloy C-276. Hastelloy C-22's improved corrosion resistance has led to increased sales in semiconductor gas handling systems, pharmaceutical manufacturing and waste treatment applications. Hastelloy C-4 is specified in many chemical processing applications in Germany and is sold almost exclusively to that market.

    The Company also produces alloys for more specialized applications in the chemical processing industry and other industries. For example, Hastelloy B-2 was introduced in 1970 for use in the manufacture of equipment utilized in the production of acetic acid and ethyl benzine and is still sold almost exclusively for those purposes. Due to its limited use and complex manufacturing process, there is little competition for sales of this material. Hastelloy B-3 was developed for the same applications and has greater ease in fabrication. The Company expects Hastelloy B-3 to eventually replace Hastelloy B-2. Hastelloy G-30 is used primarily in the production of super phosphoric acid and fluorinated aromatics. Hastelloy G-50 has gained acceptance as a lower priced alternative to Hastelloy C-276 for production of tubing for use in sour gas wells. These more specialized products accounted for approximately 7% of the Company's net revenues in fiscal 1996.

    The Company's patented Ultimet is used in a variety of industrial applications that result in material degradation by "corrosion-wear." Ultimet is designed for applications where conditions require resistance to corrosion and wear and is currently being tested in spray nozzles, fan blades, filters, bolts, rolls, pump and valve parts where these properties are critical. Hastelloy D-205, introduced in 1993, is designed for use in handling hot concentrated sulfuric acid and other highly corrosive substances.

    The Company believes that its most recently introduced alloy, Hastelloy C-2000, improves upon Hastelloy C-22. Hastelloy C-2000, which the Company expects will be used extensively in the chemical processing industry, can be used in both oxidizing and reducing environments.

END  MARKETS

    Aerospace. The Company has manufactured HTA products for the aerospace market since it entered the market in the late 1930s, and has developed numerous proprietary alloys for this market. The Company sold products to approximately 500 customers in this segment in fiscal 1996, and no one customer accounted for more than 2% of the Company's net revenues.

    Customers in the aerospace markets tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Unlike the FGD and oil and gas production industries, where large,competitively bid projects can have a significant impact on demand and prices, demand for the Company's products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance and replacement. This maintenance-based demand, while potentially volatile, is generally less subject to wide fluctuations than demand in the FGD and sour gas production industries.

    Chemical Processing. The chemical processing industry segment represents a large base of customers with diverse CRA applications. The Company sells its CRA products to hundreds of chemical processing customers worldwide and no one customer in this industry accounted for over 2% of the Company's net revenues in fiscal 1996. CRA products supplied by the Company have been used in the chemical processing industry since the early 1930s.

    Demand for the Company's products in this industry is based on the level of maintenance, repair and expansion of existing chemical processing facilities as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service centers and independent distributors is a competitive advantage in marketing its CRA products to this market. Sales of the Company's products in the chemical processing industry tend to be more stable than the aerospace, FGD and oil and gas markets. Increased concerns regarding the reliability of chemical processing facilities, their potential environmental impact and safety hazards to their personnel have led to an increased demand for more sophisticated alloys, such as the Company's CRA products.

    Land-Based Gas Turbines. The LBGT industry represents a growing market, with demand for the Company's products driven by the construction of cogeneration facilities and electric utilities operating electric generating facilities. Demand for the Company's alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities are gaining acceptance as clean,low-cost alternatives to fossil fuel-fired electric generating facilities.

    Flue Gas Desulfurization. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. In the United States, the Clean Air Act mandates a two-phase program aimed at significantly reducing SO2 emissions from electric generating facilities powered by fossil fuels by 2000. Canada and its provinces have also set goals to reduce emissions of SO2 over the next several years. Phase I of the Clean Air Act program affected approximately 100 steam-generating plants representing 261 operating units fueled by fossil fuels,primarily coal. Of these 261 units, 25 units were retrofitted with FGD systems while the balance opted mostly for switching to low sulfur coal to achieve compliance. The market for FGD systems peaked in 1992 at approximately $1.1 billion, and then dropped sharply in 1993 to a level of approximately $174.0 million due to a curtailment of activity associated with Phase I. Phase II compliance begins in 2000 and affects 785 generating plants with more than 2,100 operating units. Options available under the Clean Air Act to bring the targeted facilities into compliance with Phase II SO2 emissions requirements include fuel switching, clean coal technologies, purchase of SO2 allowances, closure off facilities and off-gas scrubbing utilizing FGD technology.

    Oil and Gas. The Company also sells its products for use in the oil and gas industry, primarily in connection with sour gas production. Sour gas contains extremely corrosive materials and is produced under high pressure, necessitating the use of corrosion resistant materials. The demand for sour gas tubulars is driven by the rate of development of sour gas fields. The factors influencing the development of sour gas fields include the price of natural gas and the need to commence drilling in order to protect leases that have been purchased from either the federal or state governments. As a result, competing oil companies often place orders for the Company's products at approximately the same time, adding volatility to the market. This market was very active in 1991, especially in the offshore sour gas fields in the Gulf of Mexico, but demand for the Company's products declined significantly thereafter. More recently there has been less drilling activity and more use of lower performing alloys, which together have resulted in intense price competition. Demand for the Company's products in the oil and gas industry is tied to the global demand for natural gas.

    Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Other industries to which the Company sells its HTA products include waste incineration, industrial heat treating, automotive and instrumentation. Other industries to which the Company sells its CRA products include automotive, medical and instrumentation. Demand in these markets for many of the Company's lower volume proprietary alloys has grown in recent periods. For example, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products.






     [Remainder  of  page  intentionally  left  blank.]

SALES  AND  MARKETING

    Providing technical assistance to customers is an important part of the Company's marketing strategy. The Company provides analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the substitution of Company products for other products in appropriate applications,enabling the Company's products to be specified for use in the production of customers' products. The market development engineers, five of whom have doctoral degrees in metallurgy, are assisted by the research and development staff in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing and research and development customer support provides an advantage over other manufacturers in the high performance industry. This activity allows the Company to obtain direct insight into customers' alloy needs and allows the Company to develop proprietary alloys that provide solutions to customers' problems.

    The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Asia Pacific Rim. Approximately 75% of the Company's net revenues in fiscal 1996 was generated by the Company's direct sales organization. The remaining 25% of the Company's fiscal 1996 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan,some of whom have been associated with the Company for over 25 years. The following table sets forth the approximate percentage of the Company's fiscal 1996 net revenues generated through each of the Company's distribution channels.





                                       DOMESTIC          FOREIGN         TOTAL
                                       ---------------   -------------   ----------

Company sales office/direct . . . . .               34%              8%          42%
Company-owned service centers . . . .               13              20           33
Independent distributors/sales agents               17               8           25
                                       ----------------  --------------  -----------

    Total . . . . . . . . . . . . . .               64%             36%         100%
                                       ================  ==============  ===========




    The top twenty customers not affiliated with the Company accounted for approximately 41% of the Company's net revenues in fiscal 1996. Sales to Spectrum Metals, Inc. and Rolled Alloys, Inc., which are affiliated with each other, accounted for an aggregate of 12% of the Company's net revenues in fiscal 1996. No other customer of the Company accounted for more than 10% of the Company's net revenues in fiscal 1996.

    The Company's foreign and export sales were approximately $55.7 million,$79.6 million and $84.3 million for fiscal 1994, 1995 and 1996, respectively. Additional information concerning foreign operations and export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

MANUFACTURING  PROCESS

    High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging, resulting in more cycles of rolling, annealing and pickling than a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, tubular, billet, bar and wire forms, which represented 48%, 23%, 12%, 12%, 3% and 2%, respectively, of total volume sold in fiscal 1996 (after giving effect to the conversion of billet to bar by the Company's U.K.subsidiary).

    The manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each alloy. For most alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing and pickling operations before being cut to final size.

    The Argon Oxygen Decarburization ("AOD") gas controls in the Company's primary melt facility remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries which in turn produce more consistent properties in the alloys. The AOD gas control system also allows for statistical process control monitoring in real time to improve product quality.

    The Company has a four-high Steckel mill for use in hot rolling material.The four-high mill was installed in 1982 at a cost of approximately $60.0 million and is one of only two such mills in the high performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of alloy shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

    The Company also operates a three-high rolling mill and a two-high rolling mill, each of which is capable of custom processing much smaller quantities of material than the four-high mill. These mills provide the Company with significant flexibility in running smaller batches of varied products in response to customer requirements. The Company believes the flexibility provided by the three-high and two-high mills provides the Company an advantage over its major competitors in obtaining smaller specialty orders.

BACKLOG

    As of September 30, 1996, the Company's backlog orders aggregated approximately $53.7 million, compared to approximately $49.9 million at September 30, 1995,and approximately $41.5 million at September 30, 1994. The increase in backlog orders is primarily due to an increase in orders for chemical processing and aerospace products worldwide during fiscal 1996. Substantially all orders in the backlog at September 30, 1996 are expected to be shipped within the twelve months beginning October 1, 1996. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.



     HAYNES  BACKLOG
     AT  FISCAL  QUARTER  END
     (IN  MILLIONS)






      1993   1994   1995   1996
     -----  -----  -----  -----

1st  $41.5  $29.5  $49.7  $61.2
---  -----  -----  -----  -----

2nd  $38.9  $35.5  $64.8  $61.9
     -----  -----  -----  -----

3rd  $31.5  $38.0  $55.8  $57.5
     -----  -----  -----  -----

4th  $31.1  $41.5  $49.9  $53.7
---  -----  -----  -----  -----




RAW  MATERIALS

    Nickel is the primary material used in the Company's alloys. Each pound of alloy contains, on average, 0.48 pounds of nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap. The significant sources of cobalt are the countries of Zambia, Zaire and Russia; all other raw materials used by the Company are available from a number of alternative sources.

    Since most of the Company's products are produced to specific orders, the Company purchases materials against known production schedules. Materials are purchased from several different suppliers, through consignment arrangements, annual contracts and spot purchases. These arrangements involve a variety of pricing mechanisms, but the Company generally can establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. The Company maintains a policy of pricing its products at the time of order placement. As a result, rapidly escalating raw material costs during the period between the time the Company receives an order and the time the Company purchases the raw materials used to fill such order, which has averaged approximately 30 days in recent months, can negatively affect profitability even though the high performance alloy industry has generally been able to pass raw material price increases through to its customers.

    Raw material costs account for a significant portion of the Company's cost of sales. The prices of the Company's products are based in part on the cost of raw materials, a significant portion of which is nickel. The Company covers approximately half its open market exposure to nickel price changes through hedging activities through the London Metals Exchange. The following table sets forth the average per pound prices for nickel as reported by the London Metals Exchange for the fiscal years indicated.





YEAR ENDED
SEPTEMBER 30,                                               AVERAGE PRICE
----------------------------------------------------------   -----------------

1988 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             4.12
1989 . . . . . . . . . . . . . . . . . . . . . . . . . . .                5.77
1990 . . . . . . . . . . . . . . . . . . . . . . . . . . .                4.29
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .                4.21
1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.48
1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.53
1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.54
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.66
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.56



RESEARCH  AND  TECHNICAL  DEVELOPMENT

    The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab,among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 1996, the research and technical development staff consisted of 37 persons, 15 of whom have engineering or science degrees, including six with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

    Research and technical development costs relate to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to maintain quality assurance methods and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.6 million, $3.0 million and $3.4 million for research and technical development activities for fiscal 1994, 1995 and 1996, respectively.

     During fiscal 1996, exploratory alloy development projects were focused on new CRA products for hydrofluoric and phosphoric acid service. Engineering projects include manufacturing process development, welding development and application support for two large volume projects involving the LBGT and steel making industries. The Company is also developing a computerized database management system to better manage its corrosion, high temperature and mechanical property data.

    Over the last seven years, the Company's technical programs have yielded seven new proprietary alloys and seven United States patents, with an additional three United States patent applications pending. The Company currently maintains a total of 42 United States patents and approximately 147 foreign counterpart patents targeted at countries with significant or potential markets for the patented products. In fiscal 1996, approximately 25% of the Company's net revenues was derived from the sale of patented products and an additional approximately 46% was derived from the sale of products for which patents formerly held by the Company had expired. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Five of the alloys considered by management to be of future commercial significance, Ultimet, Hastelloy C-22, Haynes 230, Hastelloy G-30 and Hastelloy G-50, are protected by United States patents that continue until the years 2009, 2008, 2002, 2001 and 1998, respectively.

COMPETITION

    The high performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company faces strong competition from domestic and foreign manufacturers of both the Company's high performance alloys and other competing metals. The Company's primary competitors include Inco Alloys International, Inc., a subsidiary of Inco Limited, Allegheny Ludlum Corporation and Krupp VDM GmbH. Prior to fiscal 1994,this competition, coupled with declining demand in several of the Company's key markets, led to significant erosion in the price for certain of the Company's products. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products.

EMPLOYEES

    As of September 30, 1996, the Company had approximately 931 employees. All eligible hourly employees at the Kokomo plant are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on June 11, 1996 and which expires on June 11, 1999. As of September 30, 1996, 474 employees of the Kokomo facility were covered by the collective bargaining agreement. The Company has not experienced a strike at the Kokomo plant since 1967. None of the employees of the Company's Arcadia or Openshaw plants are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.






     [Remainder  of  page  intentionally  left  blank.]

ENVIRONMENTAL  MATTERS

    The Company's facilities and operations are subject to certain foreign,federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were $1.3 million for fiscal 1996 and are expected to be approximately $3.2 million for fiscal year 1997 through fiscal year 1998. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, and record keeping requirements relating to, and handling of, polychlorinated biphenyls ("PCBs"). Although the Company does not believe that similar regulatory or enforcement actions would have a material impact on its operations, there can be no assurance that violations will not be alleged or will not result in the assessment of additional penalties in the future.

    The Company has received permits from IDEM and EPA to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. The closure project, essentially complete, entailed installation of a clay liner under the disposal areas, a leachate collection system and a clay cap and revegetation of the site. Construction was completed in May 1994 and a closure certification has been filed with IDEM. Thereafter, the Company will be required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. The Company believes that some or all of these contaminants may have migrated from a nearby superfund site. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo facility, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to obtain permits and undertake other closure projects and post-closure commitments for any other waste management unit determined to exist at the facility.

    As a condition of these closure and post-closure permits, the Company must provide and maintain assurances to IDEM and EPA of the Company's capability to satisfy closure and post-closure ground water monitoring requirements, including possible future corrective action as necessary. On April 8, 1996, IDEM issued a Notice of Violation relating to the requirements for the former disposal areas. An Agreed Order dated July 2, 1996 was entered into between the Company and the IDEM in resolution of this Notice of Violation. The Company paid a civil penalty of $15,000 provided for by the Agreed Order.

    The Company has completed an investigation, pursuant to a work plan approved by the EPA, of eight specifically identified solid waste management units at the Kokomo facility. Results of this investigation have been filed with the EPA. Based on the results of this investigation compared to Indiana's Tier II clean-up goals, the Company believes that no further actions will be necessary. Until the EPA reviews the results, the Company is unable to determine whether further corrective action will be required or, if required, whether it will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of its wastes. The Company's operations generate hazardous wastes, and, while a large percentage of these wastes are reclaimed or recycled, the Company also accumulates hazardous wastes at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous waste transported to disposal sites where environmental problems are alleged to exist are subject to claims under CERCLA, and state counterparts. CERCLA imposes strict, joint and several liability for investigatory and cleanup costs upon waste generators, site owners and operators and other "potentially responsible parties" ("PRPs"). Based on its prior shipment of waste oil contaminated with PCBs, the Company is one of approximately 700 PRPs in connection with the cleanup of PCB contamination at the Rose Chemical site in Missouri. The
Company has contributed over $130,000 toward the private cleanup currently being implemented by a group of many of these PRPs, approximately $52,000 of which has been refunded, and does not anticipate that further significant expenditures by the Company will be required in connection with this site. Based on its prior shipment of certain hydraulic fluid, the Company is one of approximately 300 PRPs in connection with the proposed cleanup of the Fisher-Calo site in Indiana. The PRPs have negotiated a Consent Decree implementing a remedial design/remedial action plan ("RD/RA") for the site with the EPA. The Company has paid approximately $138,000 as its share of the total estimated cost of the RD/RA under the Consent Decree. Based on information available to the Company concerning the status of the cleanup efforts at the Rose Chemical and Fisher-Calo sites, the large number of PRPs at each site and the prior payments made by the Company in connection with these sites, management does not expect the Company's involvement in these sites to have a material adverse effect on the financial condition, results of operations or liquidity of the Company. The Company may have generated hazardous wastes disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    In November 1988, the EPA approved start-up of a new waste water treatment plant at the Arcadia, Louisiana facility, which discharges treated industrial waste water to the municipal sewage system. After the Company exceeded certain EPA effluent limitations in 1989, the EPA issued an administrative order in 1992 which set new effluent limitations for the facility. The waste water plant is currently operating under this order and the Company believes it is meeting such effluent limitations. However, the Company anticipates that in the future Louisiana will take over waste water permitting authority from the EPA and may issue a waste water permit, the conditions of which could require modification to the plant. Reasonably anticipated modifications are not expected to have a substantial impact on operations.

ITEM  2.          PROPERTIES

     The Company's owned facilities, and the products provided at each facility, are as follows:

        Kokomo,  Indiana--all  product  forms,  other  than  tubular  goods.

        Arcadia,  Louisiana--welded  and  seamless  tubular  goods.

        Openshaw,  England--bar  and  billet  for  the  European  market.

    The Kokomo plant, the primary production facility, is located on approximately 236 acres of industrial property and includes over one million square feet of building space. There are three sites consisting of ahead quarters and research lab; melting and annealing furnaces, forge press and several hot mills; and the four-high mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular goods are produced in Kokomo.

     The Arcadia plant consists of approximately 42 acres of land and over 135,000 square feet of buildings on a single site. Arcadia uses feedstock produced in Kokomo to fabricate welded and seamless alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. Manufacturing processes at Arcadia require cold pilger mills, weld mills, drawbenches, annealing furnaces and pickling facilities.

    The United States facilities are subject to a mortgage which secures the Company's obligations under the Company's Revolving Credit Facility. See Note 6 of Notes to Consolidated Financial Statements.

    The Openshaw plant, located near Manchester, England, consists of approximately 15 acres of land and over 200,000 square feet of buildings on a single site. The plant produces bar and billet using billets produced in Kokomo as feedstock. Additionally, products not competitive with the Company's products are processed for third parties. The processes conducted at the facility require hot rotary forges, bar mills and miscellaneous straightening, turning and cutting equipment.

    Although capacity can be limited from time to time by certain production processes, the Company believes that its existing facilities will provide sufficient capacity for current demand.












     [Remainder  of  page  intentionally  left  blank.]

ITEM  3.          LEGAL  PROCEEDINGS

    In Leslie Baxter, et. al. vs. Haynes International, Inc. and Haynes Group Insurance Plan, filed July 6, 1995 in the U.S. District Court, Southern District of Indiana, Indianapolis Division, retirees and the surviving spouse of a retiree filed suit on behalf of themselves and similarly situated retirees and surviving spouses for restoration of the retiree health insurance to benefit levels prevailing before the reduction of those benefit levels on January 1, 1995 and to maintain the restored insurance benefit levels for the lives of the covered retirees and their surviving spouses. The suit also seeks judgment in damages for the benefits that have been lost as a result of the January 1, 1995 reductions in benefit levels and for the medical expenses, premiums paid and other damages incurred, including reasonable attorneys' fees and costs of maintaining the suit. This lawsuit is in the very early stages of discovery, and the Company is not able at this time to assess the likelihood that or the extent to which this lawsuit could have an impact on the Company's financial position or operations. The Company intends to vigorously defend against the claims.

    The  Company  recently  completed  an  examination by the Internal Revenue
Service ("IRS") for the five taxable years ended September 30, 1993 (the "Years in Issue"). The IRS has proposed to disallow aggregate deductions claimed by the Company during the Years in Issue in an amount aggregating approximately $5.5 million, relating to the amortization of certain loan fees totaling $10.4 million incurred in connection with the acquisition of the Company by Morgan, Lewis, Githens & Ahn ("MLGA") and the management of the
Company in August 1989 ("1989 Acquisition"). The Company claimed similar deductions in 1994 through 1996. The loan fees are being amortized over a 10-year period ending in 1999. In addition to proposed disallowance of deductions claimed during the Years in Issue, the IRS' position, if sustained, would prohibit amortization deductions for the years following the Years in Issue in an aggregate amount of approximately $4.9 million, and the amount of available net operating loss carryforwards would be reduced accordingly. The Company has formally protested the disallowance of these deductions. On August 28, 1996, the Company met with officials from the IRS Appeals Office and received a favorable verbal confirmation that the deductions would be allowed as a result of the recent passage of the Small Business Job Protection Act of 1996. The Company is awaiting written confirmation of the IRS' position.

    The Company also is involved in other routine litigation incidental to the conduct of its business, none of which is believed by management to be material.






     [Remainder  of  page  intentionally  left  blank.]

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.















     [Remainder  of  page  intentionally  left  blank.]

     PART  II

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There is no established trading market for the common stock of the Company.

     As of December 26, 1996 there was one holder of the common stock of the Company.

     There have been no cash dividends declared on the common stock for the two fiscal years ended September 30, 1996.

     The payment of dividends is limited by terms of certain debt agreements to which the Company is a party. See Note 6 to the Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.











     [Remainder  of  page  intentionally  left  blank.]

ITEM  6.          SELECTED  FINANCIAL  DATA

     SELECTED  CONSOLIDATED  FINANCIAL  DATA
     (IN  THOUSANDS,  EXCEPT  RATIO  AND  OPERATING  DATA)

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1992, 1993, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of the Company.

     These selected financial data are not covered by the auditor's report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.






                                              Year Ended    September            30,

Statement of Operations Data:
                                                     1992         1993          1994       1995         1996
                                              ------------  -----------  ------------  ---------  -----------

Net revenues                                  $   169,344   $  162,454   $   150,578   $201,933   $  226,402

Cost of sales                                   152,911(2)     137,102     171,957(3)   167,196      181,173

Selling and administrative expenses              19,641(2)      14,569        15,039     15,475       19,966

Research and technical expenses                     3,894        3,603         3,630      3,049        3,411

Operating income (loss)                            (7,102)       7,180       (40,048)    16,213       21,852

Other cost, net                                     882(2)         400           816      1,767          590

Interest expense, net                              20,107       18,497        19,582     19,904       21,102

Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                         (16,771)      (8,275)      (60,866)    (6,771)         160

Extraordinary item, net of tax benefit                                                             (7,256)(9)

Cumulative effect of change in accounting
principle (net of tax benefit)                         --           --    (79,630)(4)        --           --
                                              ------------  -----------  ------------  ---------  -----------

Net loss                                          (16,771)      (8,275)     (140,496)    (6,771)      (9,036)









                                        Year Ended   September         30,


Balance Sheet Data:                            1992        1993       1994        1995        1996
                                        -----------  ----------  ----------  ----------  ----------

Working capital (5)                     $    39,344  $   72,131  $  60,182   $  62,616   $  57,307

Property, plant and equipment, net           60,700      51,676     43,119      36,863      31,157

Total assets                                214,585     194,200    145,723     151,316     161,489

Total debt                                  142,194     140,180    148,141     152,477     168,238

Accrued post-retirement benefits                 --          --     94,148      94,830      95,813

Stockholder's equity (Capital deficit)       35,162      22,938   (116,029)   (121,909)   (130,341)









                                                                    September         30,


Other Financial Data:                                        1992         1993       1994      1995      1996
                                                         ---------  -----------  ---------  --------  --------

Depreciation and amortization (6)                        $ 16,484   $   13,766   $ 51,555   $ 9,000   $ 9,042

Capital expenditures                                          821           56        771     1,934     2,092

EBITDA (7)                                                  8,500       20,546     10,691    23,446    32,141

Ratio of EBITDA to interest expense                         0.42x        1.11x      0.55x     1.18x     1.52x

Ratio of earnings before fixed
charges to fixed charges (8)                                   --           --         --        --     1.01x

Net cash provided from (used in) operations              $ 19,850   $    5,711   $(12,801)  $(2,883)  $(5,343)

Net cash provided from (used in) investment activities       (757)         318        746    (1,895)   (2,025)

Net cash provided from (used in) financing
activities                                                (16,440)      (2,014)     7,102     3,912     7,116

(1)          The  Company was acquired by MLGA and the management of the Company in August 1989. For financial statement  purposes,  the  1989 Acquisition was accounted for as a purchase transaction effective September 1,
1989; accordingly, inventories were adjusted to reflect estimated fair values at that date. This adjustment to inventories  was  amortized to cost of sales as inventories were reduced from the base layer. Non-cash charges for  this  adjustment  included  in cost of sales were $5,210, $3,686 and $488 for fiscal 1992, 1993 and 1994, respectively;  no  charges  have  been  recognized  since  fiscal  1994.

(2)     Includes costs related to the implementation of certain cost reduction measures, the implementation of a just-in-time and total quality management program and the renegotiation of the terms of the 1989 Acquisition credit  agreement.  In  fiscal 1992, these charges were reflected in cost of sales, selling and administrative expenses,  and  other  cost,  net  in  the  amounts  of  $6,937,  $1,156  and  $603,  respectively.
(3)          Reflects  the  write-off  of  $37,117 of goodwill created in connection with the 1989 Acquisition remaining  at  September  30,  1994.  See  Note  10  of  the  Notes  to  Consolidated  Financial  Statements.
(4)         During fiscal 1994, the Company adopted SFAS 106. The Company elected to immediately recognize the transition  obligation  for  benefits earned as of October 1, 1993, resulting in a non-cash charge of $79,630, net  of  a $10,580 tax benefit, representing the cumulative effect of the change in accounting principles. The tax  benefit  recognized was limited to then existing net deferred tax liabilities. See Note 8 of the Notes to
Consolidated  Financial  Statements.
(5)     Reflects the excess of current assets over historical and adjusted current liabilities as set forth in the  Consolidated  Financial  Statements.
(6)         Reflects (i) depreciation and amortization as presented in the Company's Consolidated Statement of
Cash  Flows  and  set forth in note (7) below, plus (ii) other non-cash charges, including the amortization of
prepaid  pension    costs  (which  is  included in the change in other asset category) and the amortization of inventory costs as described in note (1) above, minus amortization of debt issuance costs, all as set forth in note  (7)  below.
(7)          Represents  for  the  relevant  period  net  income plus expenses recognized for interest, taxes, depreciation, amortization and other non-cash charges (excluding any non-cash charges which require accrual or reserve  for  cash charges for any future period and excluding the refinancing costs set forth in Note 9, part
(a)  and (b) below for fiscal 1996). In addition to net interest expense as listed in the table, the following charges  are  added  to  net  income  to  calculate  EBITDA:








                                                1992      1993      1994      1995      1996
                                            ---------  --------  --------  --------  --------

Provision for (benefit from) income taxes   $(11,320)  $(3,442)  $   420   $ 1,313   $ 1,940

Depreciation                                   8,752     8,650     8,208     8,188     7,751

Amortization:

    Debt issuance costs                        1,333     2,120     1,680     1,444     4,698

    Goodwill                                   1,490     1,487    38,607        --        --

    Inventory (see note (1) above)             5,210     3,686       488        --        --

    Prepaid pension costs                      1,032       (57)      314       130       308
                                            ---------  --------  --------  --------  --------

                                               9,065     7,236    41,089     1,574     5,006

SFAS 106-Post-retirement                          --        --     3,938       682       983

Amortization of debt issuance costs           (1,333)   (2,120)   (1,680)   (1,444)   (4,698)
                                            ---------  --------  --------  --------  --------

    Total                                   $  5,164   $10,324   $51,975   $10,313   $10,982
------------------------------------------  =========  ========  ========  ========  ========

EBITDA  should  not  be  construed  as  a substitute for income from operations, net earnings
(loss)  or  cash  flows  from  operating  activities  determined in accordance with Generally
Accepted  Accounting Principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis  of  operating performance, leverage and liquidity and to determine a company's ability to  service debt. Because EBITDA is not calculated in the same manner by all entities, EBITDA as  calculated  by  the  Company  may  not necessarily be comparable to that of the Company's competitors  or  of  other  entities.
(8)       For purposes of these computations, earnings before fixed charges consist of income
(loss)  before  provision  for (benefit from) income taxes and cumulative effect of change in accounting  principle  plus  fixed  charges.  Fixed  charges  consist of interest on debt and amortization  of  debt  issuance  costs. Earnings were insufficient to cover fixed charges by
$28,091,  $11,717,  $60,446,  and  $5,458 for fiscal 1992, 1993, 1994 and 1995, respectively.
(9)     During fiscal 1996, the Company successfully refinanced its debt with the issuance of
$140,000  Senior  Notes  due  2004  and  an  amendment  to its Revolving Credit Facility with
Congress Financial Corporation ("Congress").  As a result of this refinancing effort, certain non-recurring  charges were recorded as follows:  (a) $7,256 was recorded as the aggregate of extraordinary  items  which  represents  the  extraordinary  loss  on  the  redemption of the
Company's  113%  Senior  Secured  Notes  due 1998 and 132% Senior Subordinated Notes due 1999
(collectively,  the  "Old Notes") and is comprised of $3,911 of prepayment penalties incurred in  connection  with  the  redemption  and  $3,345 of deferred debt issuance costs which were written  off  upon  consummation  of the redemption; (b) $1,837 of Selling and Administrative
Expense  which  represents  costs  incurred  with  a postponed initial public offering of the
Company's  common  stock;  and (c) $924 of Interest Expense which represents the net interest expense  (approximately  $1,500  interest  expense,  less approximately $600 interest income)
incurred during the period between the issuance of the Senior Notes and the redemption of the
Old  Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY  BACKGROUND

    The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 61% and 39%, respectively, of the Company's net revenues in fiscal 1996. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms, and also produces its alloys in round and tubular forms. In fiscal 1996, flat products accounted for 72% of shipments and 65% of net revenues.

    The Company's annual production capacity varies depending upon the mix of alloys, forms, product sizes, gauges and order sizes. Based on the current product mix, the Company estimates that its annual production capacity, which has been unchanged for the past five years, is approximately 20.0 million pounds. As a result of changes in the Company's primary markets, sales volume has ranged from a high of 16.4 million pounds in fiscal 1996, to a low of 13.3 million pounds in fiscal 1994. The Company is not currently capacity constrained, but has planned capital expenditures of approximately $17.6 million from fiscal 1997 through fiscal 1998, one of the principal benefits of which will be to increase annual capacity by approximately 25% to approximately 25.0 million pounds. See "--Liquidity and Capital Resources."

    The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Pacific Rim who operate on a commission basis. Approximately 75% of the Company's net revenues in fiscal 1996 was generated by the Company's direct sales organization. The remaining 25% of the Company's fiscal 1996 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 25 years.

    The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 1996, sales to customers outside the United States accounted for approximately 36% of the Company's net revenues. Sales of domestically-produced products accounted for approximately 38% of the Company's foreign sales in fiscal 1996, and the balance of foreign sales was derived from sales of products produced overseas.

     The high performance alloy industry is characterized by high capital investment and high fixed costs, and profitability is therefore very sensitive to changes in volume. The cost of raw materials is the primary variable cost in the high performance alloy manufacturing process and represents approximately one-half of total manufacturing costs. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Accordingly, relatively small changes in volume can result in significant variations in earnings. The Company's results in fiscal 1994 reflect this sensitivity. While volume declined by 13% from fiscal 1993 to fiscal 1994, primarily due to declines in demand for the Company's products in the oil and gas and FGD markets, EBITDA calculated as described in Note (7) to Selected Consolidated Financial Data, declined 48%, despite a 7% increase in the average selling price per pound of the Company's products.

    In fiscal 1996, proprietary products represented approximately 25% of the Company's net revenues. In addition to these patent-protected alloys, several other alloys manufactured by the Company have little or no direct competition because they are difficult to produce and require relatively small production runs to satisfy demand. In fiscal 1996, these other alloys represented approximately 19% of the Company's net revenues.

    Order to shipment lead times can be a competitive factor as well as an indication of the strength of the demand for high performance alloys. The Company's current average manufacturing lead time for flat products is approximately 10 to 12 weeks, although due to current backlog levels, lead times from order to shipment are approximately 14 to 18 weeks.

OVERVIEW  OF  MARKETS

    A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table:






                            1992     1992         1993     1993         1994        1994         1995        1995         1996
SALES (DOLLARS                       % of                  % of               % of Total               % of Total
IN MILLIONS)          Amount      Total     Amount      Total     Amount                   Amount                   Amount
                       ---------  -------    ---------  -------    ---------     -------    ---------     -------    ---------

Aerospace. . . . . .  $     45.7     27.0%  $     46.7     28.7%  $     46.4        30.8%  $     66.4        32.9%  $     87.1
Chemical processing         52.8     31.2         52.2     32.1         50.1        33.3         72.2        35.8         83.0
Land-based gas              10.7      6.3         12.6      7.8         17.0        11.3         14.3         7.1         16.4
turbines
Flue gas                    11.4      6.7         17.4     10.7         10.2         6.7          6.6         3.3          8.2
desulfurization
Oil and gas                 18.8     11.1         11.0      6.8          4.2         2.8          4.5         2.2          4.3
Other markets               28.0     16.6         20.5     12.6         20.6        13.7         34.6        17.1         23.8
                          ------   ------       ------   ------       ------      ------       ------      ------       ------
Total product              167.4     98.9        160.4     98.7        148.5        98.6        198.6        98.4        222.8
Other revenue(1)             1.9      1.1          2.1      1.3          2.1         1.4          3.3         1.6          3.6

Net revenues          $    169.3    100.0%  $    162.5    100.0%  $    150.6       100.0%  $    201.9       100.0%  $    226.4
U.S.                  $    116.4            $    109.1            $     94.8               $    122.3               $    142.0
Foreign               $     52.9            $     53.4            $     55.8               $     79.6               $     84.4

SHIPMENTS BY OF
MARKET (MILLIONS
POUNDS)
Aerospace                    3.4     24.5%         3.3     21.6%         3.3        24.8%         4.7        28.8%         5.8
Chemical processing          4.6     33.1          5.2     34.0          5.0        37.6          6.1        37.4          6.6
Land-based gas
turbines                     1.3      9.4          1.2      7.8          1.6        12.0          1.3         8.0          1.4
Flue gas
desulfurization              1.6     11.4          2.9     19.0          1.5        11.3          0.9         5.5          0.9
Oil and gas                  1.3      9.4          1.1      7.2          0.4         3.0          0.5         3.1          0.3
Other markets                1.7     12.2          1.6     10.4          1.5        11.3          2.8        17.2          1.4
                          ------   ------       ------   ------       ------      ------       ------      ------       ------
Total shipments             13.9    100.0%        15.3    100.0%        13.3       100.0%        16.3       100.0%        16.4

AVERAGE SELLING
PRICE PER POUND
Aerospace. . . . . .  $    13.44            $    14.15            $    14.06               $    14.13               $    15.02
Chemical processing        11.48                 10.04                 10.02                    11.84                    12.58
Land-based gas
turbines                    8.23                 10.50                 10.63                    11.00                    11.71
Flue gas
desulfurization             7.13                  6.00                  6.80                     7.33                     9.11
Oil and gas                14.46                 10.00                 10.50                     9.00                    14.33
Other markets              16.47                 12.81                 13.73                    12.36                    17.00
All markets                12.04                 10.48                 11.17                    12.18                    13.59




                         1996
SALES (DOLLARS           % of
IN MILLIONS)          Total
                      -------

Aerospace. . . . . .     38.5%
Chemical processing      36.7
Land-based gas            7.2
turbines
Flue gas                  3.6
desulfurization
Oil and gas               1.9
Other markets            10.5
                       ------
Total product            98.4
Other revenue(1)          1.6

Net revenues            100.0%
U.S.
Foreign

SHIPMENTS BY OF
MARKET (MILLIONS
POUNDS)
Aerospace                35.4%
Chemical processing      40.2
Land-based gas
turbines                  8.5
Flue gas
desulfurization           5.5
Oil and gas               1.8
Other markets             8.6
                       ------
Total shipments         100.0%

AVERAGE SELLING
PRICE PER POUND
Aerospace
Chemical processing
Land-based gas
turbines
Flue gas
desulfurization
Oil and gas
Other markets
All markets


--------------------
(1)  Includes  toll  conversion  and  royalty  income.

    Fluctuations in net revenues and volume from fiscal 1992 through fiscal 1996 are a direct result of significant changes in each of the Company's major markets.

    Aerospace. Demand for the Company's products in the aerospace industry is driven by orders for new jet engines as well as requirements for spare parts and replacement parts for jet engines. Demand for the Company's aerospace products declined significantly from fiscal 1991 to fiscal 1992, as order rates for commercial aircraft fell below delivery rates due to cancellations and deferrals of previously placed orders. The Company believes that, as a result of these cancellations and deferrals, engine manufacturers and their fabricators and suppliers were caught with excess inventories. The draw down of these inventories, and the implementation of just-in-time delivery requirements by many jet engine manufacturers, exacerbated the decline experienced by suppliers to these manufacturers, including the Company. Demand for products used in manufacturing military aircraft and engines also dropped during this period as domestic defense spending declined following the Persian Gulf War. These conditions persisted through fiscal 1994.


    The Company began to see a recovery in the demand for its aerospace products at the beginning of fiscal 1995. Reflecting increased aircraft production and maintenance, the Company's net revenues from sales to the aerospace industry in 1996 increased 31.2% over the comparable period in fiscal 1995.

    Chemical Processing. Demand for the Company's products in the chemical processing industry is driven primarily by maintenance requirements of chemical processing facilities, and tends to track overall economic activity due to the diverse nature of chemical products and their applications. Major projects involving the expansion of existing chemical processing facilities or the construction of new facilities periodically increase demand for CRA products in the industry. Demand for the Company's products used in the chemical processing industry declined in fiscal 1991 and fiscal 1992, but began to increase in late fiscal 1993. In fiscal 1996, sales of the Company's products to the chemical processing industry reached a five-year high, and the Company believes that the outlook for sales of the Company's products to the chemical processing industry continues to improve. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel as well as the need for higher throughput should support demand for more sophisticated alloys, such as the Company's CRA products.

    The Company expects that growth in the chemical processing industry will result from volume increases and selective price increases as a result of increased demand. In addition, the Company's key proprietary CRA products, the recently introduced Hastelloy C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and Hastelloy C-22, are expected to contribute to the Company's growth in this market, although there can be no assurance that this will be the case.

    Land-Based Gas Turbines. The Company leveraged its metallurgical expertise to develop LBGT applications for alloys it had historically sold to the aerospace industry. Electric generating facilities powered by land-based gas turbines are less expensive to construct and operate and produce fewer sulfur dioxide ("SO2") emissions than traditional fossil fuel-fired facilities. The Company believes these factors are primarily responsible for creating demand for its products in the LBGT industry. Prior to the enactment of the Clean Air Act of 1990, as amended (the "Clean Air Act"), land-based gas turbines were used primarily to satisfy peak power requirements. However, legislated standards for lowering emissions from fossil fuel-fired electric utilities and cogeneration facilities, such as the Clean Air Act, together with self-imposed standards, contributed to increased demand for some of the Company's products in the early 1990s, when Phase I of the Clean Air Act was being implemented. The Company believes that land-based gas turbines are gaining acceptance as a clean, low-cost alternative to fossil fuel-fired electric generating facilities. The Company believes that compliance with Phase II of the Clean Air Act, which begins in 2000, will further contribute to demand for its products.

    Flue Gas Desulfurization. The Clean Air Act is the primary factor determining the demand for high performance alloys in the FGD industry. FGD projects have been undertaken by electric utilities and cogeneration facilities powered by fossil fuels in the United States, Europe and the Pacific Rim in response to concerns over emissions. FGD projects are generally highly visible and as a result are highly price competitive, especially when demand for high performance alloys in other major markets is weak. The Company anticipates increasing sales opportunities in the FGD market as deadlines for Phase II of the Clean Air Act approach in 2000.

     Oil and Gas. The Company's participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. Demand for the Company's products in this industry is driven by the rate of development of sour gas fields, which in turn is driven by the price of natural gas and the need to commence production in order to protect leases.
This market was very active in fiscal 1991, especially in the offshore sour gas fields in the Gulf of Mexico, but demand for the Company's sour gas tubular products has declined significantly since that time. Due to the volatility of the oil and gas industry, the Company has chosen not to invest in certain manufacturing equipment necessary to perform certain intermediate steps of the manufacturing process for these tubular products. However, the Company can outsource the necessary processing steps in the manufacture of these tubulars when prices rise to attractive levels. The Company intends to selectively take advantage of future opportunities as they arise, but plans no capital expenditures to increase its internal capabilities in this area.


    Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 1996 include waste incineration, industrial heat treating, automotive, medical and instrumentation. Many of the Company's lower volume proprietary alloys are experiencing growing demand in these other markets. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company's products.



















     [Remainder  of  page  intentionally  left  blank.]

RESULTS  OF  OPERATIONS

    The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:





                                                                   YEAR ENDED   September     30,
                                                                   -----------  ----------  --------


                                                                         1994        1995      1996
                                                                   -----------  ----------  --------

Net revenues                                                            100.0%      100.0%    100.0%

Cost of sales                                                          89.6(1)       82.8      80.0

Selling and administrative expenses                                      10.0         7.7     8.8(4)

Research and technical expenses                                           2.4         1.5       1.5

Other cost, net                                                           0.5         0.9       0.3

Interest expense                                                         13.2        10.0     9.7(4)

Interest income                                                          (0.2)       (0.2)  (0.4)(4)

Goodwill write-off                                                     24.6(2)         --        --



Income (loss) before provision for income taxes, extraordinary
items, and cumulative effect of change in accounting principle          (40.1)       (2.7)      0.1

Provision for (benefit from) income taxes                                 0.3         0.6       0.9

Extraordinary item, net of tax benefit                                                      (3.2)(4)

Cumulative effect of change in accounting principle, (net of tax
benefit)                                                             (52.9)(3)         --        --

Net loss                                                               (93.3)%      (3.3)%    (4.0)%
-----------------------------------------------------------------  ===========  ==========  ========


-----------------------------
(1)          For  financial statement purposes, the 1989 Acquisition was accounted for as a purchase transaction effective September 1, 1989; accordingly, inventories were adjusted to reflect estimated fair  values  at  that  date.  This  adjustment  to  inventories  was  amortized to cost of sales as inventories  were reduced from the base layer. Non-cash charges for this adjustment included in cost of  sales  were  approximately  $488,000  for  fiscal 1994 and no charges have been recognized since fiscal  1994.
(2)          Reflects the write-off of $37.1 million of goodwill created in connection with the 1989
Acquisition  remaining  at  September  30,  1994. See Note 10 of the Notes to Consolidated Financial
Statements.
(3)          During  fiscal  1994,  the Company adopted SFAS 106. The Company elected to immediately recognize  the  transition  obligation  for  benefits  earned  as of October 1, 1993, resulting in a non-cash  charge  of  approximately $79.6 million net of an approximately $10.6 million tax benefit, representing the cumulative effect of the change in accounting principle. The tax benefit recognized was  limited  to then existing net deferred tax liabilities. See Note 8 of the Notes to Consolidated
Financial  Statements.
(4)     During 1996, the Company refinanced its debt and certain non-recurring charges were recorded as  a  result  of this refinancing effort as follows: (a) approximately $7.3 million was recorded as the  aggregate  of  extraordinary items which represents the extraordinary loss on the redemption of the  Senior  Secured  Notes  and  Senior  Subordinated  Notes and is comprised of approximately $3.9 million  of  prepayment  penalties incurred in connection with the redemption and approximately $3.3 million  of deferred debt issuance costs which were written off upon consummation of the redemption;
(b) approximately $1.8 million of Selling and Administrative Expense which represents costs incurred with a postponed initial public offering of the Company's common stock; and (c) $924,000 of Interest
Expense  which represents the net interest expense (approximately $1.5 million interest expense less approximately  $600,000  interest  income)  incurred  during  the period between the issuance of the
Senior  Notes  and  the  redemption  of  the  Senior  Secured  and  Senior  Subordinated  Notes.

YEAR  ENDED  SEPTEMBER  30,  1996  COMPARED  TO  YEAR ENDED SEPTEMBER 30, 1995

     Net revenues increased approximately $24.5 million, or 12.1%, to approximately $226.4 million in fiscal 1996 from approximately $201.9 million in fiscal 1995, primarily as a result of an 11.6% increase in the average selling price per pound, from $12.18 to $13.59. Shipments increased by 0.6% to 16.4 million pounds in fiscal 1996 from 16.3 million pounds in fiscal 1995, as volume increases in the aerospace, chemical processing and LBGT markets offset lower volumes in the oil and gas and other markets.

     Sales to the aerospace market increased by 31.2% to approximately $87.1 millon in fiscal 1996 from approximately $66.4 million in fiscal 1995. Volume increased 23.4% and the average selling price per pound increased 6.3%. Increased demand for the Company's products in fiscal 1996 from the aerospace market was generated primarily by domestic engine producers, as demand in Europe remained relatively flat.

     Sales to the chemical processing industry increased 15.0% to approximately $83.0 million in fiscal 1996 from approximately $72.2 million in fiscal 1995. Volume increased 8.2% despite lower exports to the Asia Pacific Rim. In addition, the average selling price per pound increased 6.3% as a result  of  higher  demand  from  both  the  domestic  and  European  markets.

     Sales to the LBGT market increased 14.7% to approximately $16.4 million in fiscal 1996 from approximately $14.3 million in fiscal 1995 as a result of an 7.7% increase in volume and a 6.5% increase in the average selling price per pound. This reflected strong demand for cleaner burning power generation from gas turbines. In addition, the Company's sales to this market have been favorably impacted by its success in marketing Haynes 230 to European turbine manufacturers as a replacement for competing alloys.

     Sales to the FGD market increased 24.2% to approximately $8.2 million in fiscal 1996 from approximately $6.6 million in fiscal 1995. Volume was essentially unchanged; however, average selling price per pound increased by 24.3%.

     Sales to the oil and gas industry decreased 4.4% to approximately $4.3 million in fiscal 1996 from sales of approximately $4.5 million in fiscal 1995. Sales to this market occurred primarily in the third quarter for both fiscal years due to sour gas projects in Mobile Bay off the coast of Alabama. Volume decreased 40.0%, while average selling price per pound increased 59.2% due primarily to a favorable product mix.

     Sales to other markets decreased by 31.8% to approximately $23.8 million for fiscal 1996 from approximately $34.9 million in fiscal 1995, as a result of a 50.0% decrease in volume which was only partially offset by a 37.5% increase in average selling price per pound. The Company benefitted from a one-time order of approximately $3.5 million for a major waste treatment facility in Eastern Europe and a $5.1 million one-time order for defense-related recuperators on M-1 tanks in the first nine months of fiscal 1995. Sales to the waste incineration market increased as a result of greater use of the Company's products in high temperature corrosion applications. In addition, increased use of Haynes HR-120 as a substitute for competing products (including stainless steel) in the industrial heating market led to higher sales in that segment.

     Cost of sales increased by approximately $14.0 million, or 8.4% to approximately $181.2 million in fiscal 1996 from approximately $167.2 million in fiscal 1995. However, cost of sales as a percent of net revenues decreased to 80.0% from 82.3% in the respective periods as a result of higher average selling prices and a favorable change in product mix. Volume in the higher-market high value-added product forms such as sheet, wire and seamless tubulars increased in fiscal 1996 over fiscal 1995 levels. Increased capacity utilization in the higher-cost operations used to manufacture these forms led to efficiencies that lowered the per unit cost. Also, during fiscal 1995 raw material costs escalated thereby temporarily reducing margins until price increases could be fully implemented. In fiscal 1996, these increased costs had been fully passed through to a greater extent as reflected in higher selling prices.

     Selling and administrative expenses increased approximately $4.5 million, or 29.0% to approximately $20.0 million for fiscal 1996 from approximately $15.5 million in fiscal 1995. The increase was primarily a result of salary increases and the payment and accrual of management and employee bonuses of approximately $1.9 million which were awarded for fiscal 1995 and fiscal 1996 performance. Selling and administrative expenses also include approximately $1.8 million of costs incurred in connection with a postponed initial public offering of the Company's common stock. In addition, sales and marketing personnel were hired as a part of the Company's efforts to increase market coverage and customer contact.

     Research and technical expenses increased approximately $362,000 or 11.9%, to approximately $3.4 million in fiscal 1996 from approximately $3.0 million in fiscal 1995, primarily as a result of salary increases. Headcount increased as part of the Company's ongoing commitment to technological leadership.

     As a result of the above factors, the Company recognized operating income for fiscal 1996 of approximately $21.9 million, approximately $4.9 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1995, operating income was approximately $16.2 million, of which approximately $5.3 million was contributed by the Company's foreign subsidiaries.

     Other costs, net decreased approximately $1.2 million or 66.6% to approximately $590,000 for fiscal 1996 from approximately $1.8 million in the same period in fiscal 1995, primarily as a result of foreign exchange gains in fiscal 1996 compared to foreign exchange losses in fiscal 1995 and a $582,000 reduction in other costs associated with the fiscal 1995 purchase of options to acquire the then outstanding Subordinated Notes.

     Interest expense increased approximately $1.8 million or 8.7% to approximately $22.0 million or fiscal 1996 from approximately $20.2 million for the same period in fiscal 1995, due primarily to higher average borrowings under the Existing Credit Facility and an additional $1.5 million of interest expense incurred during the period between the issuance of the Senior Notes and the redemption of the Senior Secured Notes and Senior Subordinated Notes.

     The provision for income taxes of approximately $1.9 million for fiscal 1996 increased by approximately $672,000 from approximately $1.3 million for fiscal 1995, due primarily to taxes on foreign earnings against which the Company was unable to utilize its U.S. federal income tax net operating loss carryforwards.

     Extraordinary items, net of tax benefit of approximately $7.3 million, were recorded in fiscal 1996 representing the extraordinary loss on the redemption of the Senior Secured Notes and Senior Subordinated Notes and is comprised of approximately $3.9 million of prepayment penalties incurred as a result of the redemption and approximately $3.3 million of deferred debt issuance costs which were written off upon redemption. No tax benefit was recognized due to the valuation reserve established for tax reporting purposes.

     As a result of the above factors, the Company recognized a net loss for fiscal 1996 of approximately $9.0 mllion, compared to a net loss of approximately $6.8 million for fiscal 1995.






     [Remainder  of  page  intentionally  left  blank.]

YEAR  ENDED  SEPTEMBER  30,  1995  COMPARED  TO  YEAR ENDED SEPTEMBER 30, 1994

    Net revenues increased approximately $51.3 million, or 34.1%, to approximately $201.9 million in fiscal 1995 from approximately $150.6 million in fiscal 1994, as a result of a 22.6% increase in volume to 16.3 million pounds from approximately 13.3 million pounds and a 9.0% increase in average selling price to $12.18 per pound from $11.17 per pound. Volume increases were due to higher demand in the aerospace, chemical processing, waste incineration and industrial heating industries. Alloy price increases were implemented in fiscal 1995 in response to rising raw material costs, which resulted in higher average selling prices.

    Sales to the aerospace market increased 43.1% to approximately $66.4 million in fiscal 1995 from approximately $46.4 million in fiscal 1994 due to a 42.4% increase in volume as reflected by the increased order backlog for commercial aircraft and jet engines in fiscal 1995. In addition, the Company greatly increased its sales to distributors serving the aerospace market by meeting competitive prices for certain higher volume HTA products. Due to changes in product mix, the average selling price per pound to the aerospace market in fiscal 1995 remained essentially flat as compared to fiscal 1994 despite generally higher alloy prices.

    Sales to the chemical processing industry increased 44.1% to approximately $72.2 million in fiscal 1995 from approximately $50.1 million in fiscal 1994 as a result of higher spending in the United States and Europe for smaller maintenance and improvement projects, as well as along the Pacific Rim for certain large capacity expansion projects. Volume increased 22.0% and average selling price per pound increased 18.2%. The large Pacific Rim projects were very competitively bid upon, resulting in lower average selling prices per pound for these projects as compared to other projects. The lower average selling prices for these products were more than offset, however, by higher prices in smaller projects. In addition, the Company was favorably impacted in fiscal 1995 by its shift from production of a low-priced duplex stainless steel that it had manufactured for several years to other higher-priced, higher-margin products as a result of stronger market demand for such products.

    Sales to the LBGT market decreased 15.9% to approximately $14.3 million in fiscal 1995 from approximately $17.0 million in fiscal 1994. During fiscal 1995, a few of the larger LBGT manufacturers decreased purchases of alloys as they reduced their inventories; as a result, the Company's volume decreased 18.8%. Although Haynes 230 was gaining acceptance, especially in Europe, the Company experienced temporary disruptions in sales of this product due to production and delivery problems, and as a result the Company's fiscal 1995 average selling price per pound was unchanged as compared to fiscal 1994.

    Sales to the FGD market declined 35.3% to approximately $6.6 million in fiscal 1995 from approximately $10.2 million in fiscal 1994 as a result of a 40.0% decrease in volume and a 7.8% increase in average selling price per pound. Sharply lower domestic sales were partially offset by increased sales in Europe and along the Pacific Rim. The weakness in domestic markets reflected lower demand for wet scrubbing facilities for fossil fuel-fired electric generating plants.

    Demand in the oil and gas market has been weak and orders have been only sporadic since fiscal 1992, when a major sour gas production project in the Gulf of Mexico was completed. Sales increased 7.1% in fiscal 1995 as compared to fiscal 1994 as a result of a 25.0% increase in volume, which was partially offset by a 14.3% decrease in average selling price per pound.

    Sales to other markets increased 68.0% to approximately $34.6 million in fiscal 1995 from approximately $20.6 million in fiscal 1994 due primarily to a shipment in fiscal 1995 to a large waste treatment project destined for installation in Eastern Europe and the completion of a short-term contract in support of the U.S. Army's M-1 tank program. These projects resulted in an 86.7% increase in volume in fiscal 1995 as compared to fiscal 1994 and a 10.0% decrease in average selling price per pound for the same periods.

    Cost of sales decreased approximately $4.8 million, or 2.8%, to approximately $167.2 million in fiscal 1995 from approximately $172.0 million in fiscal 1994. Fiscal 1994 cost of sales included the write-off of goodwill as discussed in Note 10 of the Notes to Consolidated Financial Statements. Cost of sales as a percent of the Company's net revenues decreased to 82.8% from 89.6% in the respective years, excluding the effect of the write-off of goodwill in fiscal 1994 as discussed above. This was due primarily to increased capacity utilization and increased profitability in the European subsidiaries. During the first half of fiscal 1995, raw material costs escalated rapidly, resulting in lower margins. As a result, the spread between average selling price and material cost per pound was lower in fiscal 1995 than in fiscal 1994. This was partially offset in the second half of fiscal
1995 as price increases for the Company's alloys became effective. Higher volume reduced unit fixed costs and led to improved operating efficiencies. In addition, the European subsidiaries experienced improved volume and margins in fiscal 1995, reflecting improved business conditions which further improved the Company's cost of sales as a percent of net revenues.

    Selling and administrative expenses increased approximately $436,000, or 2.9%, to approximately $15.5 million in fiscal 1995 from approximately $15.0 million in fiscal 1994 primarily as a result of expenses which previously had been reported as research and technology expenses in fiscal 1994 being reclassified as selling and administrative expenses in fiscal 1995.

    Research and technical expenses decreased approximately $581,000, or 16.0%, to approximately $3.0 million in fiscal 1995 from approximately $3.6 million in fiscal 1994 due in part to the reclassification of expenses noted above. In addition, certain costs associated with engineering functions recorded as manufacturing costs in fiscal 1995 were reported as research and technical expenses in fiscal 1994.

    As a result of the above factors, the Company recognized operating income in fiscal 1995 of approximately $16.2 million as compared to an operating loss of approximately $40.0 million in fiscal 1994. Operating loss in fiscal 1994 was approximately $2.9 million prior to the write off of approximately $37.1 million of goodwill as described in Note 10 of the Notes to Consolidated Financial Statements. Operating income contributed by the Company's foreign subsidiaries was approximately $5.3 million in fiscal 1995 and approximately $1.6 million in fiscal 1994.

    Other costs, net increased approximately $951,000, or 116.5%, to approximately $1.8 million in fiscal 1995 from approximately $816,000 in fiscal 1994, primarily as a result of fluctuations in foreign exchange rates, which accounted for approximately $150,000 of the increase, and approximately $478,000 in costs incurred associated with obtaining options to purchase certain of the Company's Existing Subordinated Notes. The options expired in October 1995.

    Interest expense increased approximately $317,000, or 1.6%, to approximately $20.2 million in fiscal 1995 from approximately $19.9 million in fiscal 1994, primarily as a result of higher average borrowings under the Existing Credit Facility.

      The provision for income taxes for fiscal 1995 was approximately $1.3 million compared to approximately $420,000 in fiscal 1994, due primarily to taxes on foreign earnings against which the Company was unable to utilize its NOLs.

      As a result of the above factors, the Company reported a net loss of approximately $6.8 million in fiscal 1995 compared to a net loss of approximately $140.5 million in fiscal 1994, including SFAS 106 expense of approximately $79.6 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

    The Company's near-term future cash needs will be driven by working capital requirements, which are likely to increase, and planned capital expenditures. Capital expenditures were approximately $2.1 million in fiscal 1996 and are expected to be approximately $8.0 million in fiscal 1997 and approximately $9.6 million in fiscal 1998. Capital expenditures were approximately $772,000 and $1.9 million for fiscal 1994 and 1995, respectively. The increased capital investments for fiscal 1997 and 1998 are designated for significant new equipment additions and expenditures of approximately $3.1 million for new integrated information systems. The primary benefits of this spending are expected to be (i) the expansion of annual production capacity by 25% from approximately 20.0 million pounds to approximately 25.0 million pounds, based on the current product mix, (ii) improved production quality resulting in lower internal rejection rates and rework costs and (iii) improved coordination among sales, marketing and manufacturing personnel resulting in more efficient pricing practices. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. Moreover, the Company does not currently have any significant capital expenditure commitments. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

    Net cash used in operations in fiscal 1996 was approximately $5.3 million, as compared to approximately $2.9 million for fiscal 1995. The negative cash flow from operations for fiscal 1996 was primarily a result of increases of approximately $15.1 million in inventories and approximately $1.6 million in accounts receivable, which were offset by non-cash depreciation and amortization expenses of approximately $9.1 million, extraordinary item of $7.3 million, an increase in the accounts payable and accrued expenses balance of approximately $2.5 million and other adjustments. Cash used for investing activities increased from approximately $1.9 million in fiscal 1995 to approximately $2.0 million in fiscal 1996, primarily as a result of higher capital expenditures. Cash provided by financing activities for fiscal 1996 was approximately $7.1 million due primarily to $18.4 million increased borrowings under the Revolving Credit Facility offset by a net payment on refinancing of long-term debt of $12.0 million. Cash for fiscal 1996 decreased approximately $347,000, resulting in a September 30, 1996 cash balance of approximately $4.7 million. Cash in fiscal 1995 decreased approximately $655,000, resulting in a cash balance of approximately $5.0 million at September 30, 1995.

    On August 23, 1996, the Company issued $140.0 million of its 11 5/8% Senior Notes due 2004 and amended its Revolving Credit Facility with Congress Financial Corporation ("Congress") to increase the maximum amount available under the Revolving Line of Credit to $50.0 million. With the proceeds from the issuance of the Senior Notes and borrowings under the Revolving Credit Facility, the Company redeemed all of its outstanding Senior Secured Notes and Senior Subordinated Notes on September 23, 1996. See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility.

    The Senior Notes and the Revolving Credit Facility contain a number of covenants limiting the Company's access to capital, including covenants that restrict the ability of the Company and its subsidiaries to (i) incur additional Indebtedness, (ii) make certain restricted payments, (iii) engage in transactions with affiliates, (iv) create liens on assets, (v) sell assets,
(vi) issue and sell preferred stock of subsidiaries, and (vii) engage in consolidations, mergers and transfers.

    The Company is currently conducting groundwater monitoring and post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the U.S. Environmental Protection Agency ("EPA"). If the EPA or the Indiana Department of Environmental Management ("IDEM") were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a potentially responsible party at two waste disposal sites. Although there can be no assurance, based on current information, the Company believes that its involvement at these two sites will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. Expenses related to environmental compliance were $1.3 million for fiscal 1996 and are expected to be approximately $3.2 million for fiscal 1997 through fiscal 1998. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Legal Proceedings."

INFLATION

      The Company believes that inflation has not had a material impact on its operations.

INCOME  TAX  CONSIDERATIONS

    For financial reporting purposes the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Statement of Financial Accounting Standards ("SFAS") No. 109 requires the recording of a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. This statement further states that forming a conclusion that a valuation allowance is not needed may be difficult, especially when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred tax assets depends upon the Company's ability to generate sufficient taxable income in the future.

    At September 30, 1996, the Company had a net deferred tax asset approximating $36.4 million consisting principally of temporary differences relating to available Net Operating Losses ("NOL's") and accruals for postretirement benefits other than pensions partially offset by depreciation. Because of unfavorable operating results in recent years, the Company has established a 100% valuation allowance to offset the net deferred tax asset, resulting in a charge to operations and a corresponding reduction of equity. The Company will periodically evaluate its strategic and business plans in light of evolving business conditions and actual operating results, and the valuation allowance may be adjusted for future income expectations resulting from that process.

    As a result, the application of the valuation allowance determination process could result in recognition of significant income tax provisions or benefits in a single interim or annual period due to actual operating results and changes in future income expectations over several years. Such tax provision or benefit effect could likely be material in the context of the specific interim or annual financial reporting period in which changes in judgment about extended future periods are reported. The valuation allowance determination process is a balance sheet approach and does not have as its objective the periodic matching of pre-tax income or loss with the related actual income tax effects.

    If the Company's principal markets continue to exhibit improvement, and such improvement is manifested in positive trends in the value and profitability of customer orders and backlog, additional tax benefits may be reported in future periods as the valuation allowance is reduced. Alternatively, to the extent that the Company's future profit expectations remain static or are diminished, tax provisions may be charged against pretax income. In either event, such valuation allowance-related tax provisions or benefits should not necessarily be viewed as recurring. Further, the amount of current taxes that the Company expects to pay for the foreseeable future is minimal, and the Company's carryforward tax attributes are viewed by management as a significant competitive advantage to the extent that profits can be sheltered effectively from tax and re-employed in the growth of the business.

    See  "Legal  Proceedings"  with  respect  to  certain  other  tax matters.

ACCOUNTING  PRONOUNCEMENTS

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are effective for the year ending September 30, 1997. In the opinion of management, these statements will not impact the Company's financial position or results of operations.

    SFAS No. 123, "Accounting for Stock Based Compensation," was issued and is also effective for the year ending September 30, 1997. The Company has not decided how it intends to apply the accounting and disclosure provisions of this statement.

ITEM  8.    Financial Statements and Supplementary Data




Board  of  Directors
Haynes  International,  Inc.




     We have audited the consolidated financial statements and the financial statement schedule of Haynes International, Inc. (the Company), a wholly owned subsidiary of Haynes Holdings, Inc., listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haynes International, Inc. as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits during 1994.





Coopers  &  Lybrand  L.L.P.





Fort  Wayne,  Indiana
November  6,  1996





                                 HAYNES INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEET
                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)






                                                            September 30,    September 30,
ASSETS                                                                1995             1996
----------------------------------------------------------  ---------------  ---------------

Current Assets:

     Cash and cash equivalents                              $        5,035   $        4,688

     Accounts and notes receivable, less allowance for
     doubtful accounts of $979 and $900, respectively               38,089           39,624

     Inventories                                                    60,234           74,755
                                                            ---------------  ---------------

          Total current assets                                     103,358          119,067
                                                            ---------------  ---------------

Net property, plant and equipment                                   36,863           31,157

Prepayments and deferred charges, net                               11,095           11,265
                                                            ---------------  ---------------

                    Total assets                            $      151,316   $      161,489
                                                            ===============  ===============

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

     Accounts payable and accrued expenses                  $       22,975   $       24,814

     Accrued postretirement benefits                                 4,100            4,000

     Revolving credit                                               12,477           30,888

Note payable                                                                            859

     Income taxes payable                                            1,190            1,199
                                                            ---------------  ---------------

          Total current liabilities                                 40,742           61,760
                                                            ---------------  ---------------

Long-term debt, net of unamortized discount                        140,000          137,350

Deferred income taxes                                                  326              485

Accrued postretirement benefits                                     90,730           91,813
                                                            ---------------  ---------------

          Total liabilities                                        271,798          291,408
                                                            ---------------  ---------------

Redeemable common stock of parent company                            1,427              422

Capital deficiency:

     Common stock, $.01 par value (100 shares authorized, issued and outstanding)

     Additional paid-in capital                                     46,306           47,985

     Accumulated deficit                                          (172,285)        (181,321)

     Foreign currency translation adjustment                         4,070            2,995
                                                            ---------------  ---------------

          Total capital deficiency                                (121,909)        (130,341)
                                                            ---------------  ---------------

                 Total liabilities and capital deficiency   $      151,316   $      161,489
----------------------------------------------------------  ===============  ===============


The  accompanying  notes  are  an  integral  part  of  these  financial  statements.





                                       HAYNES INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                         (DOLLARS IN THOUSANDS)






                                                       Year Ended       Year Ended       Year Ended
                                                       September 30,    September 30,    September 30,
                                                                 1994             1995             1996
                                                       ---------------  ---------------  ---------------

Net revenues                                           $      150,578   $      201,933   $      226,402

Costs and expenses:


Cost of sales                                                 134,840          167,196          181,173

Goodwill write-off                                             37,117

Selling and administrative                                     15,039           15,475           19,966

Research and technical                                          3,630            3,049            3,411

Other costs, net                                                  816            1,767              590

Interest expense                                               19,916           20,233           21,991

Interest income                                                  (334)            (329)            (889)
                                                       ---------------  ---------------  ---------------

     Total costs and expenses                                 211,024          207,391          226,242
                                                       ---------------  ---------------  ---------------

Income (loss) before provision for income taxes,
extraordinary item and cumulative effect of change in
accounting principle                                          (60,446)          (5,458)             160

Provision for income taxes                                        420            1,313            1,940
                                                       ---------------  ---------------  ---------------

Loss before extraordinary item and cumulative effect
of change in accounting principle                             (60,866)          (6,771)          (1,780)

Extraordinary item, net of tax benefit                                                           (7,256)


Cumulative effect of change in accounting principle,
net of tax benefit                                            (79,630)
                                                       ---------------

          Net loss                                     $     (140,496)  $       (6,771)  $       (9,036)
-----------------------------------------------------  ===============  ===============  ===============


The  accompanying  notes  are  an  integral  part  of  these  financial  statements.




                                      HAYNES INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)



                                                     Year Ended       Year Ended       Year Ended
                                                     September 30,    September 30,    September 30,
                                                               1994             1995             1996
                                                     ---------------  ---------------  ---------------

Cash flows from operating activities:


Net loss                                             $     (140,496)  $       (6,771)  $       (9,036)

Adjustments to reconcile net loss to
net cash used in operations:

Extraordinary item                                                                              7,256

Depreciation                                                  8,208            8,188            7,751

Amortization and goodwill write-off                          40,287            1,444            1,353

Deferred income taxes                                       (10,633)               2              213

Gain on disposition of property and equipment                  (397)             (37)             (20)

Change in assets and liabilities:

Accounts and notes receivable                                (3,028)          (7,354)          (1,599)

Inventories                                                    (951)          (6,480)         (15,132)

Other assets                                                    (58)             347             (335)

Accounts payable and accrued expenses                         4,291            6,322            2,543

Income taxes payable                                           (234)             774               10

Accrued postretirement benefits                              90,210              682              983
                                                     ---------------  ---------------  ---------------

Net cash used in operating activities                       (12,801)          (2,883)          (5,343)
                                                     ---------------  ---------------  ---------------

Cash flows from investing activities:

Additions to property, plant and equipment                     (771)          (1,934)          (2,092)

Proceeds from disposals of property, plant,
     and equipment                                            1,517               39               67
                                                     ---------------  ---------------  ---------------

         Net cash provided from (used in) investing
                activities                                      746           (1,895)          (2,025)
                                                     ---------------  ---------------  ---------------

Cash flows from financing activities:

Net additions of revolving credit                             7,960            4,337           18,411

Borrowings of long-term debt                                                                  137,350

Repayments of long-term debt                                                                 (140,000)

Payment of debt issuance costs                                                                 (5,408)

Prepayment penalties on debt retirement                                                        (3,911)

Dividend from parent company on exercise of
stock options                                                                                     674

Retirement of stock options                                    (858)            (425)
                                                     ---------------  ---------------

Net cash provided from financing activities                   7,102            3,912            7,116
                                                     ---------------  ---------------  ---------------

Effect of exchange rates on cash                                129              211              (95)
                                                     ---------------  ---------------  ---------------

Decrease in cash and cash equivalents                        (4,824)            (655)            (347)

Cash and cash equivalents:

Beginning of year                                            10,514            5,690            5,035
                                                     ---------------  ---------------  ---------------

End of year                                          $        5,690   $        5,035   $        4,688
                                                     ===============  ===============  ===============

Supplemental disclosures of cash flow information:
Cash paid during period for:

Interest                                             $       17,891   $       18,840   $       22,076
                                                     ===============  ===============  ===============

Income taxes                                         $          848   $          560   $        1,717
---------------------------------------------------  ===============  ===============  ===============

              The accompanying notes are an integral part of these financial statements.

                          HAYNES INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

NOTE  1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.          PRINCIPLES  OF  CONSOLIDATION  AND  NATURE  OF  OPERATIONS

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated. The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries worldwide.

B.CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investment instruments, including investments with maturities of three months or less at acquisition, to be cash equivalents, the carrying value of which approximates fair value due to the short maturity of these investments.

C.INVENTORIES

Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined using the last-in, first-out method (LIFO). The cost of foreign inventories is determined using the first-in, first-out (FIFO) method and average cost method.

D.PROPERTY,  PLANT  AND  EQUIPMENT

Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives. Buildings are generally depreciated over 40 years and machinery and equipment are depreciated over periods ranging from 5 to 14 years.

Expenditures for maintenance and repairs and minor renewals are charged to expense; major renewals are capitalized. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

E.FOREIGN  CURRENCY  TRANSLATION

The Company's foreign operating entities' financial statements are stated in the functional currencies of each respective country, which are the local currencies. Substantially all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of capital deficiency and transaction gains and losses are reflected in net losses.

                          HAYNES INTERNATIONAL, INC.

F.          INCOME  TAXES

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized (see Note 5). Previously, the Company accounted for income taxes under the provisions of SFAS No. 96, "Accounting for Income Taxes". Financial statements for the prior years have not been restated and the cumulative effect of the change in accounting principle was not material.

G.          DEFERRED  CHARGES

Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 1995 and 1996 was $9,266 and $63, respectively. During 1996, the Company wrote off approximately $3,345 of deferred debt issuance costs and capitalized approximately $5,408 of costs incurred in connection with the refinancing of the Company's debt.

H.          FINANCIAL  INSTRUMENTS  AND  CONCENTRATIONS  OF  RISK

The Company enters into forward currency exchange contracts and nickel futures contracts on a continuing basis for periods consistent with contractual exposures. The effect of this practice is to minimize the variability in the Company's operating results arising from foreign exchange rate and nickel
price  movements.    These  contracts  are  considered  short-term  financial
instruments, the carrying value of which approximates fair value due to the relatively short duration of the contracts. The Company does not engage in foreign currency or nickel futures speculation. Gains and losses on these contracts are reflected in the statement of operations in the month the contracts are settled. At September 30, 1995 and 1996, the Company had $1,700 and $1,360 of foreign currency exchange contracts, respectively, and $4,441 and $3,512 of nickel futures contracts, respectively, outstanding with a combined net unrealized loss of $103 and $192, respectively. With respect to the Consolidated Statement of Cash Flows, contracts accounted for as hedges are classified in the same category as the items being hedged.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At September 30, 1996 and periodically throughout the year the Company has maintained cash balances in excess of federally insured limits.

During 1995 and 1996, sales to one group of affiliated customers approximated $23,718 and $26,937, respectively, or 12% of net revenues for both years. At September 30, 1995 and 1996, receivables from the customers approximated $3,338 and $5,034, respectively. During 1994, sales to a single customer approximated $15,452 or 10% of net revenues. The Company does not believe it is significantly vulnerable to certain business concentrations with respect to customers, suppliers, products, markets or geographic areas that make the Company vulnerable to the risk of a near-term severe impact.

     HAYNES  INTERNATIONAL,  INC.

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)




I.          RECLASSIFICATIONS

Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

J.          ACCOUNTING  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company does not believe that it has assets, liabilities or contingencies that are particularly sensitive to changes in estimates in the near term.

K.          ACCOUNTING  PRONOUNCEMENTS

SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived assets to Be Disposed Of" and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are effective for the year ending September 30, 1997. In the opinion of management, these statements will not impact the Company's financial position or results of operations. The Company currently accounts for stock options under the provisions of Accounting Principles Board Opinion
(APB)  No.  25.    Recently,  SFAS  No.  123,  "Accounting  for  Stock  Based
Compensation", was issued and is also effective for the year ending September 30, 1997. The Company has not decided how it intends to apply the accounting and disclosure provisions of this statement.









     [Remainder  of  page  intentionally  left  blank.]






                                      HAYNES INTERNATIONAL, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE  2:          INVENTORIES

The  following  is  a  summary  of  the  major  classes  of  inventories:



                                                                     September 30,    September 30,
                                                                               1995             1996
                                                                     ---------------  ---------------

Raw materials                                                        $        2,998   $        4,296

Work-in-process                                                              38,488           37,643

Finished goods                                                               20,616           32,046

Other                                                                         2,428              861

Amount necessary to decrease certain inventories to the LIFO method
                                                                             (4,296)             (91)
                                                                     ---------------  ---------------

     Net inventories                                                 $       60,234   $       74,755
-------------------------------------------------------------------  ===============  ===============


Inventories  valued  using  the  LIFO method comprise 73% and 74% of consolidated FIFO inventories at
September  30,  1995  and  1996,  respectively.






NOTE  3:          PROPERTY,  PLANT  AND  EQUIPMENT

     The following is a summary of the major classes of property, plant, and equipment:




                                    September  30,    September 30,
                                               1995             1996
                                    ----------------  ---------------

Land and land improvements          $         1,920   $        1,918

Buildings                                     6,623            6,623

Machinery and equipment                      74,951           76,336

Construction in process                         664              900
                                    ----------------  ---------------

                                             84,158           85,777

     Less accumulated depreciation          (47,295)         (54,620)
                                    ----------------  ---------------

Net property, plant and equipment   $        36,863   $       31,157
----------------------------------  ================  ===============

                          HAYNES INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





NOTE  4:          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES


     The following is a summary of the major classes of accounts payable and accrued expenses:





                                September 30,   September 30,
                                          1995            1996
                                --------------  --------------

Accounts payable, trade         $       14,477  $       15,285

Employee compensation                    1,995           4,214

Taxes, other than income taxes           2,226           1,977

Interest                                 3,160           1,718

Other                                    1,117           1,620
                                --------------  --------------

     Total                      $       22,975  $       24,814
------------------------------  ==============  ==============












                 (Remainder of page intentionally left blank.)

                          HAYNES INTERNATIONAL, INC.




NOTE  5:          INCOME  TAXES

The  components of income (loss) before provision for income taxes, extraordinary item and cumulative effect  of  change  in  accounting  principle  consist  of  the  following:





                                                    Year Ended       Year Ended       Year Ended
                                                    September 30,    September 30,    September 30,
                                                              1994             1995             1996
                                                    ---------------  ---------------  ---------------

Income (loss) before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle

U.S.                                                $      (58,509)  $       (9,332)  $       (4,558)

Foreign                                                     (1,937)           3,874            4,718
                                                    ---------------  ---------------  ---------------

     Total                                          $      (60,446)  $       (5,458)  $          160
                                                    ===============  ===============  ===============



Income tax provision (benefit):


  Current:


U.S. Federal                                                                          $          187

Foreign                                             $          411   $        1,284            1,509

State                                                           62               27               31
                                                    ---------------  ---------------  ---------------

Current total                                                  473            1,311            1,727
                                                    ---------------  ---------------  ---------------

  Deferred:


U. S. Federal                                                                     2              131


Foreign                                                        (53)                               82
                                                    ---------------                   ---------------

Deferred total                                                 (53)               2              213
                                                    ---------------  ---------------  ---------------

Total provision for income taxes                    $          420   $        1,313   $        1,940
--------------------------------------------------  ===============  ===============  ===============


                          HAYNES INTERNATIONAL, INC.




The provision for income taxes applicable to results of operations before extraordinary item and cumulative  effect  of  change  in accounting principle differed from the U.S. federal statutory rate  as  follows:




                                               Year Ended       Year Ended       Year Ended
                                               September 30,    September 30,    September 30,
                                                         1994             1995             1996
                                               ---------------  ---------------  ---------------




Statutory federal tax rate                                 34%              34%              34%

Tax provision (benefit) at the statutory rate  $      (20,552)  $       (1,856)  $           54

Foreign tax rate differentials                            951             (162)             (24)

Goodwill amortization and write-off                    12,054
Withholding tax on undistributed earnings of
foreign subsidiaries                                                                        131

Provision for state taxes, net of federal tax              62               27               31

Exercise of stock options of parent company                                                 400

U.S. tax on distributed and undistributed
earnings of foreign subsidiaries                        1,735              980              760

Increase in valuation allowance                         5,639            2,057              363

Other                                                     531              267              225
                                               ---------------  ---------------  ---------------

Provision at effective tax rate                $          420   $        1,313   $        1,940
---------------------------------------------  ===============  ===============  ===============

                          HAYNES INTERNATIONAL, INC.




Deferred  income  tax  assets  (liabilities)  are  comprised  of  the following:




Current defferred income tax assets             September 30,    September 30,
(liabilities):                                            1995             1996
                                                ---------------  ---------------

Inventory capitalization                        $          853   $          962

Postretirement benefits other than pensions              1,590            1,553

Accrued expenses for vacation                              446              470

Other                                                      606              700
                                                ---------------  ---------------

Gross deferred tax assets                                3,495            3,685

Less:  Valuation allowance                              (2,132)          (2,434)
                                                ---------------  ---------------

                                                         1,363            1,251

Inventory  purchase accounting adjustment               (5,637)          (5,646)
                                                ---------------  ---------------

Total net current deferred tax liability                (4,274)          (4,395)
                                                ---------------  ---------------

Noncurrent deferred income tax assets
(liabilities):

Property, plant and equipment, net                      (9,344)          (7,069)

Prepaid pension costs                                   (2,107)          (1,990)

Investment in subsidiary                                  (466)            (466)

Other foreign related                                     (390)            (475)

Undistributed earnings of foreign subsidiaries          (2,669)          (3,420)
                                                ---------------  ---------------

Gross noncurrent deferred tax liability                (14,976)         (13,420)
                                                ---------------  ---------------




Postretirement benefits other than pensions             35,182           35,656

Executive compensation                                     553              164

Investment in subsidiary                                   563              563

Net operating loss carryforwards                        13,283           14,406

Alternative minimum tax credit carryforwards               414              538
                                                ---------------  ---------------

Gross noncurrent deferred tax asset                     49,995           51,327

Less:  Valuation allowance                             (31,071)         (33,997)
                                                ---------------  ---------------

                                                        18,924           17,330
                                                ---------------  ---------------


Total net noncurrent deferred tax asset                  3,948            3,910
                                                ---------------  ---------------

       Total                                    $         (326)  $         (485)
----------------------------------------------  ===============  ===============





The  valuation  allowance  used  to  offset deferred tax assets is as follows:



Allowance at October 1, 1993     $24,422
-------------------------------  -------
Increase in allowance              6,435
                                 -------
Allowance at October 1, 1994      30,857
Increase in allowance              2,346
                                 -------
Allowance at October 1, 1995      33,203
Increase in allowance              3,228
                                 -------
Allowance at September 30, 1996  $36,431
-------------------------------  =======

     HAYNES  INTERNATIONAL,  INC.

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)



    As of September 30, 1996 the Company had net operating loss carryforwards for regular tax purposes of approximately $39,700 (expiring in fiscal years 2005 to 2011), of which $19,800 are available for alternative minimum tax. The Company has alternative minimum tax credit carryforwards of approximately $500 which are available to reduce federal regular income taxes, if any, over an indefinite period.

    Because of unfavorable operating results in recent years and the Company's net operating loss carryforward position, the Company has established a valuation allowance to offset certain deferred tax assets created by operations. If in the future the facts and circumstances of the Company's financial position and operating performance consistently improve over a period of time, the valuation allowance will be adjusted accordingly.

    The Company recently completed an examination by the Internal Revenue Service (IRS) for the five taxable years ended September 30, 1993. The IRS has proposed to disallow aggregate deductions in the amount of $5,500 relative to the amortization of certain loan fees, totaling $10,400, incurred in connection with the 1989 acquisition of the Company. The Company claimed similar deductions in 1994 through 1996. The Company has formally protested the disallowance of these deductions. On August 28, 1996, the Company met with officials from the IRS Appeals Office and received a favorable verbal confirmation that the deductions would be allowed as a result of the recent passage of the Small Business Job Protection Act of 1996. The Company is presently awaiting a written confirmation from the IRS. If the Company does not prevail in its defense, the amount of available net operating loss carryforwards will be reduced accordingly.









                 (Remainder of page intentionally left blank.)

     HAYNES  INTERNATIONAL,  INC.

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)



NOTE  6:          DEBT

    Long-term  debt,  consists  of  the  following:



                                                  September 30,   September 30,
                                                            1995            1996
                                                  --------------  --------------

Senior Notes (due 2004, 11.625%) net of $2,650
unamortized discount (effective rate of 12.0%)                    $      137,350

Senior Subordinated Notes (due 1997-1999, 13.5%)  $       90,000

Senior Secured Notes (due 1998, 11.25%)                   50,000
                                                  --------------

                                                  $      140,000  $      137,350
                                                  ==============  ==============




    On August 23, 1996, the Company successfully refinanced its debt with the issuance of $140,000 Senior Notes due 2004 and an amendment to its then existing revolving credit facility with Congress Financial Corporation ("Congress").

    Certain non recurring charges were recorded as a result of this refinancing effort as follows:

    @          $7,256 of extraordinary losses were incurred resulting from the redemption of the Senior Secured and Senior Subordinated Notes. The losses are comprised of $3,911 in prepayment penalties incurred with the redemption and $3,345 of deferred debt issuance costs which were written off upon redemption of the related debt;
    @ $1,837 of Selling and Administrative Expense which represents costs incurred from a deferred initial public offering of the Company's common stock; and
    @ $924 of net Interest Expense incurred during the period between the issuance of the Senior Notes and the redemption of the Senior Secured and Senior Subordinated Notes.

    The Company now has available a $50,000 working capital facility (the "Revolving Credit Facility") with Congress. The amount available for revolving credit loans equals the difference between the $50,000 total facility amount less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sublimit of $10,000. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding) plus 60% of eligible inventories consisting of finished goods and raw materials plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value minus any availability reserves established by Congress. Unused line of credit fees during the revolving credit loan period are .375% of the amount by which the $50,000 million maximum credit exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations.

     HAYNES  INTERNATIONAL,  INC.

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)




    The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.75% and London Interbank Offered Rates ("LIBOR") plus 2.75%. At September 30, 1996 the effective interest rates for revolving credit loans were 8.238% for $24,000 of the Revolving Credit Facility and 9.0% for $6,900 of the Revolving Credit Facility. As of September 30, 1996, $3,025 in letter of credit reimbursement obligations have been incurred by the Company. The availability for revolving credit loans at September 30, 1996 was $16,075.

    The Revolving Credit Facility contains covenants common to such agreements including the maintenance of certain net worth levels and limitations on capital expenditures, investments, incurrences of debt, impositions of liens, dispositions of assets and payments of dividends and distributions. The Revolving Credit Facility is collateralized by first priority security interests in all accounts receivable and inventories (excluding all accounts receivable and inventories of the Company's foreign subsidiaries) and fixed assets of the Company and the sales proceeds therefrom.

    The estimated fair value, based upon an independent market quotation, of the Company's long-term debt was approximately $106,750 and $145,600 at
September  30,  1995  and  1996,  respectively.    The  carrying  value of the
Company's  Revolving  Credit  Facility  approximates  fair  value.








                 (Remainder of page intentionally left blank.)

                          HAYNES INTERNATIONAL, INC.

SENIOR  NOTES  DUE  2004
------------------------

    The Senior Notes are uncollateralized obligations of the Company and are effectively subordinated in right of payment to obligations under the Revolving Credit Facility. Interest is payable semi-annually on March 1 and September 1.

    The notes are redeemable, in whole or in part, at the Company's option at any time on or after September 1, 2000 at redemption prices ranging from 105.813% to 100% plus accrued interest to the date of redemption. In addition, prior to September 1, 1999, in the event one or more public equity offerings of the Company are consummated, the Company may redeem in the aggregate up to a maximum of 35% of the initial aggregate principal amount of the Notes with the net proceeds thereof at a redemption price equal to 111.625% of the principal amount thereof plus accrued and unpaid interest to the date of redemption; provided that, after giving effect thereto, at least $85,000 aggregate principal amount of Notes remains outstanding.

    The Senior Notes limit the incurrence of additional indebtedness, restricted payments, mergers, consolidations and asset sales.


OTHER
-----

    In addition, the Company's UK affiliate (Haynes International, Ltd.) has a revolving credit agreement with Midland Bank that provides for availability of 1 million pounds sterling collateralized by the assets of the affiliate. This revolving credit agreement was available in its entirety on September 30, 1996 as a means of financing the activities of the affiliate including payments to the Company for intercompany purchases. The Company's French affiliate (Haynes International, SARL) has an overdraft banking facility of 7.0 million French francs ($1,400) and utilized 4.4 million French francs ($896) of the facility as of September 30, 1996.








                 (Remainder of page intentionally left blank.)

                          HAYNES INTERNATIONAL, INC.




NOTE  7:          STOCKHOLDER'S  EQUITY  (CAPITAL  DEFICIENCY)

The  following  is  a  summary  of  changes  in  stockholder's  equity  (capital  deficiency):



                                Common Stock


                                                                                                    Foreign
                                                            Additional                              Currency
                                No. of             At       Paid in                  (Accumulated   Translation
                                Shares             Par      Capital            Deficit)             Adjustment
                                -----------------  -------  -----------------  -------------------  -------------------

Balance at
September 30, 1993                            100  $     0  $         46,087   $          (25,018)  $            1,869
------------------------------

Year ended
September 30, 1994:

    Net loss                                                                             (140,496)

    Dividend to parent
    company to repurchase
    stock                                                                (83)

    Reclassification of  re-
    deemable common stock                                                272

    Foreign exchange                                                                                             1,342
                                -----------------   ------   ---------------    -----------------    -----------------


Balance at
September 30, 1994                            100        0            46,276             (165,514)               3,211
------------------------------

Year ended
September 30, 1995:

    Net Loss                                                                               (6,771)


    Dividend to parent company
    to repurchase stock                                                  (70)

    Reclassification of
    redeemable common stock                                              100

    Foreign Exchange                                                                                               859
                                -----------------   ------   ---------------    -----------------    -----------------


Balance at
September 30, 1995                            100        0            46,306             (172,285)               4,070
------------------------------

Year ended
September 30, 1996:

    Net Loss                                                                               (9,036)

    Dividend from parent
    company on exercise of
    stock option                                                         674

    Reclassification of
    redeemable common stock                                            1,005

    Foreign Exchange                                                                                            (1,075)
                                -----------------   ------   ---------------    -----------------    -----------------


Balance at
September 30, 1996                            100  $     0  $         47,985   $         (181,321)  $            2,995
------------------------------  =================  =======  =================  ===================  ===================





                                Total
                                Stockholder's
                                Equity
                                            (Capital
                                Deficiency)
                                ---------------------

Balance at
September 30, 1993              $             22,938
------------------------------

Year ended
September 30, 1994:

    Net loss                                (140,496)

    Dividend to parent
    company to repurchase
    stock                                        (83)

    Reclassification of  re-
    deemable common stock                        272

    Foreign exchange                           1,342
                                 -------------------


Balance at
September 30, 1994                          (116,027)
------------------------------

Year ended
September 30, 1995:

    Net Loss                                  (6,771)


    Dividend to parent company
    to repurchase stock                          (70)

    Reclassification of
    redeemable common stock                      100

    Foreign Exchange                             859
                                 -------------------


Balance at
September 30, 1995                          (121,909)
------------------------------

Year ended
September 30, 1996:

    Net Loss                                  (9,036)

    Dividend from parent
    company on exercise of
    stock option                                 674

    Reclassification of
    redeemable common stock                    1,005

    Foreign Exchange                          (1,075)
                                 -------------------


Balance at
September 30, 1996              $           (130,341)
------------------------------  =====================

                          HAYNES INTERNATIONAL, INC.

NOTE  8:          PENSION  PLAN  AND  RETIREMENT  BENEFITS

    The Company has non-contributory defined benefit pension plans which cover most employees in the United States and certain foreign subsidiaries.

    Benefits provided under the Company's domestic defined benefit pension plan are based on years of service and the employee's final compensation. The Company's funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

    Net periodic pension cost on a consolidated basis was $611, $458, and $720 for the years ended September 30, 1994, 1995 and 1996, respectively.

    For the domestic pension plan, net periodic pension cost was comprised of the following elements:




                               Year Ended       Year Ended       Year Ended
                               September 30,    September 30,    September 30,
                                         1994             1995             1996
                               ---------------  ---------------  ---------------



Service cost                   $        2,165   $        1,713   $        2,042

Interest cost                           6,536            7,060            7,027

Actual return on plan assets             (639)         (18,727)         (13,431)

Net amortization and deferral          (7,748)          10,084            4,670
                               ---------------  ---------------  ---------------

Net periodic pension cost      $          314   $          130   $          308
-----------------------------  ===============  ===============  ===============

                          HAYNES INTERNATIONAL, INC.

    The  following table sets forth the domestic pension plan's funded status:





                                                                    September 30,    September 30,
                                                                              1995             1996
                                                                    ---------------  ---------------



Accumulated benefit obligation, including vested
benefits of $86,227 and $83,516, respectively                       $       90,285   $       87,469
                                                                    ===============  ===============

Projected benefit obligation for
service rendered to date                                            $     (103,149)  $     (101,922)

Plan assets at fair value
(primarily debt securities)                                                122,103          128,264
                                                                    ---------------  ---------------

Plan assets in excess of projected
benefit obligation                                                          18,954           26,342

Unrecognized net gain from past experience different from that
assumed and effects of changes in assumptions                              (13,459)         (24,364)

Unrecognized prior service costs                                               (62)           3,146
                                                                    ---------------  ---------------

Prepaid pension cost recognized in the consolidated balance sheet   $        5,433   $        5,124
                                                                    ===============  ===============


Assumptions:


Weighted average discount rate                                                7.00%            7.50%
                                                                    ===============  ===============

Average rate of increase in
compensation levels                                                           5.25%            5.75%
                                                                    ===============  ===============

Expected rate of return on plan
assets during year                                                            7.50%            7.75%
------------------------------------------------------------------  ===============  ===============

                          HAYNES INTERNATIONAL, INC.

    In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits if they reach normal retirement age while working for the Company. Prior to 1994, the cost of retiree health care and life insurance benefits was recognized as expense upon payment of claims or insurance premiums.

    Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" which requires the cost of postretirement benefits to be accrued over the years employees provide services to the date of their full eligibility for such benefits. The Company's policy is to fund the cost these of benefits on an annual basis.
The Company elected to immediately recognize the transition obligation for benefits earned as of October 1, 1993, resulting in a pre-tax, non-cash charge of $90,210 representing the cumulative effect of the change in accounting principle, which along with the establishment of a deferred tax valuation allowance, reduced net worth at September 30, 1994 by $79,630. Operations were charged approximately $7,997, $4,671 and $4,823 for these benefits during fiscal 1994, 1995 and 1996, respectively.

    Effective January 1, 1995, the Company amended its health care plan by requiring retirees and surviving spouses to share in the cost of medical care by paying a portion of the cost of continuing health care insurance protection. As a result of this amendment, the accumulated postretirement benefit obligation was reduced by $13,583 and will be amortized to operations over approximately 12.5 years.








                 (Remainder of page intentionally left blank.)

                          HAYNES INTERNATIONAL, INC.

    The following sets forth the funded status of the plans in the aggregate reconciled with amounts reported in the Company's balance sheet:




                                           September 30,   September 30,   September 30,
                                                     1994            1995            1996
                                           --------------  --------------  --------------

Accumulated postretirement benefit
  obligation (APBO):

     Retirees and dependents               $       59,907  $       47,039  $       48,380

     Active plan participants eligible to
         receive benefits                           8,286           6,941           7,813

     Active plan participants not yet
        eligible to receive benefits               18,087          15,823          16,043
                                           --------------  --------------  --------------

                  Total APBO                       86,280          69,803          72,236

     Unrecognized prior service cost                               12,674          11,582

     Unrecognized net gain                          7,868          12,353          11,995
                                           --------------  --------------  --------------

     Accrued postretirement liability      $       94,148  $       94,830  $       95,813
-----------------------------------------  ==============  ==============  ==============




Net  periodic  postretirement  benefit cost included the following components:





                                    Year Ended              Year Ended               Year Ended
                                    September 30,           September 30,            September 30,
                                                      1994                    1995                     1996
                                    ----------------------  -----------------------  -----------------------

Service cost                        $                1,624  $                1,036   $                1,131

Interest cost                                        6,373                   5,126                    5,089

Amortization of net gain                                                      (582)                    (306)

Amortization of prior service cost                                            (909)                  (1,091)
                                    ---------------------   ---------------------    ---------------------
                                    ----------------------  -----------------------  -----------------------

Net periodic postretirement
   benefit cost                     $                7,997  $                4,671   $                4,823
----------------------------------  ======================  =======================  =======================




    An 11.46% annual rate of increase for ages under 65 and a 9.32% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 1996, gradually decreasing for both age groups to 5.25% by the year 2010. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by $9,903 and increase the net periodic postretirement benefit cost for 1996 by $973. A discount rate of 8.0% was used to determine the accumulated postretirement benefit obligation at September 30, 1994 and a discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation at September 30, 1995 and 1996.

    The  Company  sponsors  certain  profit  sharing  plans for the benefit of
employees  meeting  certain  eligibility  requirements.    There  were  no
contributions for these plans for the three years in the period ended September 30, 1996.

                          HAYNES INTERNATIONAL, INC.

NOTE  9:COMMITMENTS

    The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $1,567, $1,431 and $1,392 for the periods ended September 30, 1994, 1995 and 1996, respectively. Future minimum rental commitments under non-cancelable leases in effect at September 30, 1996 are as follows:





1997                 $1,234
-------------------  ------
1998                  1,086
1999                    806
2000                    563
2001 and thereafter     928
                     ------
                     $4,617
                     ======





                          HAYNES INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE  10:          OTHER

    Other costs, net consists of net foreign currency transaction (gains) and losses in the amounts of $56, $207, and $(185) for the periods ended September 30, 1994, 1995 and 1996, respectively, and miscellaneous costs.

    At September 30, 1994 the Company elected to write-off the remaining goodwill balance of $37,117. The reason for the write-off was that excess industry capacity, aggressive competitive activity, just-in-time inventory management programs, and weakness in certain economic sectors of the economy adversely affected the specialty corrosion and high-temperature alloy industry operating conditions and the Company's operating results since 1992.
Accordingly, the Company revised its projections and determined that its projected operating results would not support the future amortization of the Company's remaining goodwill balance.

    The methodology employed to assess the recoverability of the Company's goodwill first involved the projection of operating results forward 25 years, which approximated the remaining amortization period of goodwill as of September 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of this forecast of future operations. Based on this forecast, the cumulative discounted net loss, before goodwill amortization and after interest expense, was insufficient to recover the remaining goodwill balance and accordingly, operations were charged for the entire unamortized balance.

    The Company, like others in similar businesses, is involved as the defendant in several legal actions and is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

    Although the level of future expenditures for environmental and other legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity.

                          HAYNES INTERNATIONAL, INC.

NOTE  11:          STOCK  OPTION  PLAN


    The Company's parent has a stock option plan (the "Plan") which allows for the granting of options to certain key employees and directors of the Company. Under the Plan, options to purchase up to 905,880 shares of common stock may be granted at a price not less than the lower of book value or 50% of fair market value, as defined in the Plan. The options must be exercised within ten years from the date of grant and become exercisable on a pro rata basis over a five year period from the date of grant, subject to approval by the Board of Directors.

    All holders of options with exercise prices of $2.28 and $3.24 per share have the right to redeem such options at a price equal to book value per share, as defined in the Plan. Further, the Company has the right to call these options at an amount equal to the greater of $10.00 per share or fair market value per share, as defined in the Plan. The difference between the fair market value of the stock on the last measurement date and the exercise price of these options is classified as redeemable common stock. Due to the exercise and/or redemption of some of these options, redeemable common stock was reduced by $454 and $1,005 during 1995 and 1996, respectively.

    Certain holders of 320,000 options with exercise prices of $5.00 per share have the right to redeem such options at a price equal to book value per share, as defined in the Plan. Further, the Company has the right to call these options at an amount equal to the greater of $5.00 per share (the estimated fair market value on the last measurement date) or fair market value per share, as defined in the Plan.

    In January 1996, a majority of the options with exercise prices of $5.00 per share were re-priced to $2.50 per share (the estimated fair market value on that date).

    On October 22, 1996, 133,000 options were granted to certain key management personnel at an exercise price of $8.00 per share.







                 (Remainder of page intentionally left blank.)

                          HAYNES INTERNATIONAL, INC.

Pertinent  information  covering  the  Plan  is  as  follows:




                                   Number of   Option Price   Fiscal Year     Shares
                                   Shares      Per Share      of  Expiration  Exercisable
                                   ----------  -------------  --------------  -----------

Outstanding at September 30, 1993    836,058   $   2.28-5.00       1999-2003      592,078



Granted                                7,000            5.00

Redeemed                            (139,315)      2.28-3.24

Canceled                            (107,300)           5.00
                                   ----------

Outstanding at September 30, 1994    596,443       2.28-5.00       1999-2004      434,443



Granted                              322,900            5.00

Redeemed                             (62,798)      2.28-3.24

Canceled                             (36,500)           5.00
                                   ----------

Outstanding at September 30, 1995    820,045       2.28-5.00       1999-2005      377,145



Granted                                  ---             ---

Exercised                           (201,931)      2.28-5.00

Canceled                             (32,000)           2.50
                                   ----------

Outstanding at September 30, 1996    586,114   $   2.28-2.50       1999-2005      279,794
                                   ==========  =============                  ===========




Options Outstanding at

September 30, 1996 consist of:        23,644   $        2.28                       23,644

                                      35,470            3.24                       35,470

                                     527,000            2.50                      220,680
                                   ----------                                 -----------

                                     586,114                                      279,794
                                   ==========                                 ===========

                          HAYNES INTERNATIONAL, INC.

NOTE  12:          FINANCIAL  INFORMATION  BY  GEOGRAPHIC  AREA


Financial  information  by  geographic  area  is  as  follows:





                                                   Year Ended       Year Ended       Year Ended
                                                   September 30,    September 30,    September 30,
                                                             1994             1995             1996
                                                   ---------------  ---------------  --------------

Sales

United States                                      $       94,830   $      122,334   $      142,132

Export Sales                                               43,045           63,235           66,777
                                                   ---------------  ---------------  --------------

                                                          137,875          185,569          208,909

Europe                                                     31,560           42,935           54,173
                                                   ---------------  ---------------  --------------

                                                          169,435          228,504          263,082

Less:  Eliminations                                        18,857           26,571           36,680
                                                   ---------------  ---------------  --------------

Net revenues                                       $      150,578   $      201,933   $      226,402
                                                   ===============  ===============  ==============

Operating income (loss) and other cost, net

United States                                      $      (38,636)  $       10,825   $       17,345

Europe                                                     (1,894)           3,950            4,806
                                                   ---------------  ---------------  --------------

Total operating income (loss) and other cost, net
                                                          (40,530)          14,775           22,151

Interest                                                   19,916           20,233           21,991
                                                   ---------------  ---------------  --------------

Income (loss) before provision for income taxes,
extraordinary item and cumulative effect of
change in accounting principle                     $      (60,446)  $       (5,458)  $          160
                                                   ===============  ===============  ==============

Identifiable assets

United States                                      $      115,251   $      116,428   $      122,400

Europe                                                     24,490           29,649           34,314

General corporate assets*                                   5,690            5,035            4,688

Equity in affiliates                                          292              204               87
                                                   ---------------  ---------------  --------------

                                                   $      145,723   $      151,316   $      161,489
                                                   ===============  ===============  ==============

-          General  corporate  assets  include  cash  and  cash  equivalents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



     Not  applicable.

     PART  III

ITEM  10.          DIRECTORS  &  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

    The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 1996. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.






NAME                           AGE        POSITION WITH THE COMPANY
-----------------------------  ---------  ---------------------------------------------------------------------
Michael D. Austin . . . . . .         56  President and Chief Executive Officer; Director
Joseph F. Barker. . . . . . .         49  Chief Financial Officer; Vice President,
                                          Finance; Secretary; Treasurer; Director
F. Galen Hodge. . . . . . . .         58  Vice President, International
Michael F. Rothman. . . . . .         49  Vice President, Engineering & Technology
Charles J. Sponaugle. . . . .         48  Vice President, Sales and Marketing
Frank J. LaRosa . . . . . . .         37  Vice President, Human Resources and Information Technology
August A. Cijan . . . . . . .         41  Vice President, Operations
Theodore T. Brown . . . . . .         38  Controller; Chief Accounting Officer
Robert I. Hanson. . . . . . .         52  General Manager, Arcadia Tubular Products
Perry J. Lewis. . . . . . . .         58  Director, Chairman of the Board
Robert Egan . . . . . . . . .         65  Director, Vice Chairman of the Board
John A. Morgan. . . . . . . .         66  Director
Thomas F. Githens . . . . . .         69  Director
Sangwoo Ahn . . . . . . . . .         58  Director
Ira Starr . . . . . . . . . .         37  Director



    Mr. Austin was elected President, Chief Executive Officer and a director of the Company in September 1993. From 1987 to the time he joined the Company, Mr. Austin was President and Chief Executive Officer of Tuscaloosa Steel Corporation, a mini hot strip mill owned by British Steel PLC with approximately $200 million in annual revenue ("Tuscaloosa"). Mr. Austin also serves on the board of directors of Chicago Metallic Corporation.

    Mr. Barker was elected Vice President, Finance and a director of the Company in September 1992 and Treasurer and Secretary in September 1993. Mr. Barker was also elected Chief Financial Officer in May 1996. He had served as Controller of the Company and its predecessors since November 1986.

    Dr. Hodge was elected Vice President, International in June 1994 after having served as Vice President of Technology since September 1989. He was Marketing and Technical Manager for the European Sales and Distribution operations from 1985 to 1987 and Director of Technology from 1987 to 1989.

    Mr.  Rothman  was  elected  Vice  President, Engineering and Technology in
October 1995 after having served as Marketing Manager since 1994. He previously served in various marketing and technical positions since joining the Company in 1975.

    Mr. Sponaugle was elected Vice President, Sales and Marketing in October 1994 after having served as Quality Control Manager and Total Quality Manager since September 1992. He previously served as Marketing Manager from 1985 to 1992.

    Mr. LaRosa was elected Vice President, Human Resources and Information Technology in April 1996 after having served as Manager, Human Resources and Information Technology from June 1994 to April 1996. From September 1993 until June 1994, Mr. LaRosa served as Manager, Human Resources. From December 1990 until joining the Company in September 1993, he served in various management capacities at Tuscaloosa.

    Mr. Cijan was elected Vice President, Operations in April 1996. He joined the Company in 1993 as Manufacturing Manager and was Manager, Maintenance and Engineering for Tuscaloosa from 1987 until he joined the Company in 1993.

    Mr. Brown was elected Controller and Chief Accounting Officer of the Company in May, 1996 after having served as General Accounting Manager since 1992. From 1988 to 1992 he served in various financial capacities with the Company.

    Mr. Hanson was named General Manager, Arcadia Tubular Products Facility in November 1994. He previously served the Company and its predecessors in various technical, production and engineering capacities since October 1987.

    Mr. Lewis has served as a general partner of MLGAL Partners L.P. ("MLGAL"), a Connecticut limited partnership that is the general partner of Fund II, since its formation in 1987. He was elected a director of the Company in 1989 and has served as Chairman of the Board of the Company since October 1993. Mr. Lewis also serves on the boards of directors of Aon Corporation, Evergreen Media Corporation, Tyler Corporation, Quaker Fabric Corporation, Stuart Entertainment, Inc. and ITI Technologies, Inc.

    Mr. Egan was elected as a director and Vice Chairman of the Board of the Company in December 1993. Mr. Egan is retired. He was formerly the Chairman and Chief Executive Officer of Alloy Rods Corporation from 1985 to 1993. Mr. Egan also serves on the board of directors of Robroy Inc. See Item 12 for a summary of these agreements.

    Mr. Morgan has served as a general partner of MLGAL since its formation in 1987. He was elected a director of the Company in 1989. Mr. Morgan also serves on the boards of directors of TriMas Corporation, Flight Safety International, Mascotech, Inc., Masco Corp., Allied Digital Technologies, Inc. and McDermott International Incorporated.

    Mr. Githens has been a retired partner of MLGAL since January 1, 1993. From 1982 until his retirement, Mr. Githens was a partner in MLGAL, although he ceased his active involvement in the operations of MLGAL in December 1991.

    Mr. Ahn has served as a general partner of MLGAL since its formation in 1987. He was elected a director of the Company in 1989. Mr. Ahn also serves on the boards of directors of Kaneb Services, Inc., Kaneb Pipe Line Partners, L.P., PAR Technology Corp., Quaker Fabric Corporation, Stuart Entertainment, Inc. and ITI Technologies, Inc.

    Mr. Starr has served as a general partner of MLGAL since 1994. Mr. Starr served as Vice President of MLGAL from 1988 to 1994. He was elected a director of the Company in 1989. Mr. Starr also serves on the boards of directors of Quaker Fabric Corporation and Stuart Entertainment, Inc.

    The Company, Holdings, Fund II and the investors in the Company who are officers or directors of the Company or employees of MLGA or the Company entered into the Stock Subscription Agreement, which requires certain persons be elected to the board of directors. The same parties, together with certain institutional investors, entered into a Stockholders Agreement dated August 31, 1989 (the "Stockholder Agreement"). See Item 12 for a summary of these agreements.

    Each member of the board of directors is elected for a term of one year. Except for Messrs. Austin, Barker and Egan, who were elected in September 1993, September 1992 and October 1993, respectively, each of the directors has served in that capacity since August 1989. Each of the directors is nominated and elected pursuant to the terms of the Stock Subscription Agreement.

    The Company's Certificate of Incorporation (the "Certificate") authorizes the board of directors to designate the number of directors. The board currently has designated eleven directors, and there are three existing vacancies on the board of directors, which the Company does not intend to fill in the near future. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Austin, to the terms of his employment contract. See "--Austin Employment Agreement."

    The board has established an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Egan, Githens and Starr and the Compensation Committee consists of Messrs. Lewis, Ahn and Egan. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. The Compensation Committee is responsible for administering the Stock Option Plans, determining executive compensation policies and administering compensation plans and salary programs, including performing an annual review of the total compensation and recommended adjustments for all executive officers. See Item 11.













     [Remainder  of  page  intentionally  left  blank.]

ITEM  11.          EXECUTIVE  COMPENSATION

    The following tables and notes present the compensation provided by the Company to its Chief Executive Officer and the Company's four most highly compensated executive officers, who served as executive officers as of September 30, 1996.

  SUMMARY  COMPENSATION  TABLE






                              ANNUAL       COMPENSATION
                              -----------  -------------

                                                                         LONG-TERM
                                                                         COMPENSATION
                                                                         AWARDS/OPTIONS
NAME AND PRINCIPAL POSITION   FISCAL                                                   (NUMBER OF  ALL OTHER
                              YEAR         SALARY         BONUS          SHARES                    COMPENSATION(3)
----------------------------  -----------    -----------   -----------   ------------------------  ------------------------
Michael D. Austin                    1996  $     351,250  $     67,000                         --  $                  104,519
  President and Chief                1995        314,167            --                         --                      75,631
  Executive Officer                  1994        314,167     100,000(2)                        --                       5,520

Joseph F. Barker                     1996        150,000        27,000                         --                       2,073
  Vice President, Finance;           1995        130,500            --                     28,400                       1,808
  Secretary; Treasurer               1994        130,500            --                         --                       2,252

F. Galen Hodge                       1996        136,750        26,700                         --                       3,236
  Vice President,                    1995        129,033            --                      23,00                       3,651
  International                      1994        129,033            --                         --                       2,580

August A. Cijan                      1996        139,350        25,100                         --                         743
  Vice President, Operations         1995        117,800            --                     40,000                      55,677
                                     1994        106,893            --                         --                         295

Charles J. Sponaugle                 1996        134,042        23,100                         --                       1,191
  Vice President, Sales              1995        109,908            --                      40,00                       1,555
  and Marketing                      1994         83,733            --                         --                         682



--------------------------

(1)     Additional compensation in the form of perquisites was paid to certain of the named officers in the perids presented;
however,  the  amount  of  such  compensation  was  less  than  the  level  required  for  reporting.
(2)     Mr. Austin was elected President and Chief Executive Officer of the Company on September 2, 1993 and, under the terms of  an  Executive  Employment Agreement with the Company, Mr. Austin received a $100,000 bonus to cover deferred compensation forfeited  at  his  former  employer.  See  "Austin  Employment  Agreement"  below.
(3)         Premium payments to the group term life insurance plan, gainsharing payments  and relocation reimbursements which were  made  by  the  Company.

STOCK  OPTION  PLANS

    In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option
Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the "Existing Stock Option Plan"). The Existing Stock Option Plan authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 905,880 shares of Holdings' Common Stock. As of September 30, 1996, options to purchase 820,045 shares were outstanding under the Existing Stock Option Plan, leaving 85,835 options available for grant. Upon consummation of the 1989 Acquisition, the holders of the Prior Options exchanged all of their remaining Prior Options for options pursuant to the Stock Option Plan (the "Rollover Options"). Except for the Rollover Options, the Compensation Committee, which administers the Existing Stock Option Plan, is authorized to determine which eligible employees will receive options and the amount of such options. Pursuant to the Existing Stock Option Plan, the Compensation Committee is authorized to grant options to purchase Common Stock at any price in excess of the lower of Book Value (as defined in the Existing Stock Option Plan) or 50% of the Fair Market Value (as defined in the Existing Stock Option Plan) per share of Common Stock on the date of the award. However, actual options outstanding under the Existing Stock Option Plan have been granted at the estimated fair market value per share at the date of grant, resulting is no compensation being charged to operations.

    Subject to earlier exercise upon death, disability or normal retirement, upon a change of control (as defined in the Existing Stock Option Plan) of Holdings, upon the determination of the Compensation Committee in its discretion, or upon the sale of all or substantially all of the assets of the Company, options granted under the Existing Stock Option Plan (other than the Rollover Options and options granted to existing Management Holders (as defined in the Existing Stock Option Plan) that are immediately exercisable) become exercisable on the third anniversary thereof unless otherwise provided by the Compensation Committee and terminate on the earlier of (i) three months after the optionee ceases to be employed by the Company or any of its subsidiaries or (ii) ten years and two days after the date of grant. Options granted pursuant to the Existing Stock Option Plan may not be assigned or transferred by an optionee other than by last will and testament or by the laws of descent and distribution, and any attempted transfer of such options may result in termination thereof. The grant, holding or exercise of options granted pursuant to the Existing Stock Option Plan may, in the Compensation Committee's discretion, be conditioned upon the optionee becoming a party to the Stock Subscription Agreement or the Stockholders Agreement entered into by the investors in the Company at the time of the 1989 Acquisition. See "Principal Stockholders."

    In fiscal 1995, 322,900 options were granted by the Compensation Committee pursuant to the Existing Stock Option Plan. No options were granted in fiscal 1996. On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share.

     Certain options were originally granted in December 1994 with an exercise price of $5.00 per share. In order to provide a meaningful incentive to management, in January 1996 the Company's board of directors reduced the exercise price for the options listed in the table (and options to purchase an additional 191,500 shares of Common Stock granted to other members of the Company's management) to $2.50 per share, which the board of directors determined was the fair market value at that time.



The  following  table  sets forth the number of shares of Holdings common stock covered by exercisable and  unexercisable  options  held  by  the  persons  named  in  the  Summary  Compensation  Table.

     Fiscal  Year  End  Option  Values




                       Number of    Unexercised Options     Value of      Unexercised    In-the-Money
                      at September      30, 1996 (#)       Options at    September 30,   1996 ($)(1)
                      ------------  --------------------  -------------  -------------  --------------

                      Name          Exercisable           Unexercisable  Exercisable    Unexercisable
                      ------------  --------------------  -------------  -------------  --------------

Michael D. Austin          120,000                80,000        660,000        440,000
F. Galen Hodge              57,070                18,400        287,637        101,200
Joseph F. Barker            40,924                               22,720        230,284        124,960
August A. Cijan              8,000                32,000         44,000        176,000
Charles J. Sponaugle        14,800                25,200         81,400        138,600
                      ------------              --------   ------------      ---------    -----------


(1)    Because  there  is no market for Holdings common stock, the value of unexercised "In-the Money"
options is based on the most recent value of Holdings common stock as determined by the Holdings Board of  Directors.




SEVERANCE  AGREEMENTS

    In connection with the events leading up to the acquisition of the Company by Morgan Lewis Githens & Ahn and management of the Company in August 1989, the Company entered into Severance Agreements with certain key employees (the "Prior Severance Agreements"). In 1995, the Company determined that the provisions of the Prior Severance Agreements were no longer appropriate for the key employees who were parties thereto and that several other key employees who were employed after 1989 should be entitled to severance benefits. Consequently, during and after July 1995, the Company entered into Severance Agreements (the "Severance Agreements") with Messrs. Austin, Barker, Cijan, Hodge, LaRosa and Sponaugle and with certain other key employees of the Company (the "Eligible Employees"). The Severance Agreements superseded in all respects the Prior Severance Agreements that were then in effect.

    The Severance Agreements provide for an initial term expiring April 30, 1996, subject to one-year automatic extensions (unless terminated by the Company or the Eligible Employee 60 days prior to May 1 of any year). The Severance Agreements automatically terminate upon termination of the Eligible Employee's employment prior to a Change in Control of the Company, as defined in the Severance Agreements (a "Severance Change in Control"), unless the termination of employment occurs as a result of action of the Company other than for Cause (as defined in the Severance Agreements) within 90 days of a Severance Change in Control. A Severance Change in Control occurs upon a change in ownership of 50.0% or more of the combined voting power of the outstanding securities of the Company or upon the merger, consolidation, sale of all or substantially all of the assets or liquidation of the Company.

    The Severance Agreements provide that if an Eligible Employee's employment with the Company is terminated within six months following a Severance Change in Control by reason of such Eligible Employee's disability, retirement or death, the Company will pay the Eligible Employee (or his estate) his Base Salary (as defined in the Severance Agreements) plus any bonuses or incentive compensation earned or payable as of the date of termination. In the event that the Eligible Employee's employment is terminated by the Company for Cause (as defined in the Severance Agreements) within the six-month period, the Company is obligated only to pay the Eligible Employee his Base Salary through the date of termination. In addition, if within the six-month period the Eligible Employee's employment is terminated by the Eligible Employee or the Company (other than for Cause or due to disability, retirement or death), the Company must (among other things) (i) pay to the Eligible Employee such Eligible Employee's full Base Salary and any bonuses or incentive compensation earned or payable as of the date of termination; (ii) continue to provide life insurance and medical and hospital benefits to the Eligible Employee for up to 12 months following the date of termination (18 months for Messrs. Austin and Barker); (iii) pay to the Eligible Employee $12,000 for outplacement costs to be incurred, (iv) pay to the Eligible Employee a lump sum cash payment equal to either (a) 150% of the Eligible Employee's Base Salary in the case of Messrs. Austin and Barker, or (b) 100% of the Eligible Employee's Base Salary in the case of the other Eligible Employees, provided that the Company may elect to make such payments in installments over an 18 month period in the case of Messrs. Austin or Barker or a 12 month period in the case of the other Eligible Employees. As a condition to receipt of severance payments and benefits, the Severance Agreements require that Eligible Employees execute a release of all claims.

    Pursuant to the Severance Agreements, each Eligible Employee agrees that during his employment with the Company and for an additional one year following the termination of the Eligible Employee's employment with the Company by reason of disability or retirement, by the Eligible Employee within six months following a Severance Change in Control or by the Company for Cause, the Eligible Employee will not, directly or indirectly, engage in any business in competition with the business of the Company.



AUSTIN  EMPLOYMENT  AGREEMENT

    On September 2, 1993, the board of directors elected Michael D. Austin President and Chief Executive Officer of the Company. The Company and Holdings entered into an Executive Employment Agreement with Mr. Austin (the "Executive Employment Agreement") which provides that, in exchange for his services as President and Chief Executive Officer of the Company, the Company will pay Mr. Austin (1) an annual base salary of not less than $325,000, subject to annual adjustment at the sole discretion of the board of directors, and (2) incentive compensation as determined by the board of directors based on the actual results of operations of the Company in relation to budgeted results of operation of the Company. In addition, Mr. Austin is entitled to receive vacation leave and to participate in all benefit plans generally applicable to senior executives of the Company and to receive fringe benefits as are customary for the position of Chief Executive Officer.

    Under the terms of the Executive Employment Agreement, the Company agreed to pay Mr. Austin the sum of $100,000 as compensation for deferred compensation forfeited by Mr. Austin at his former employer. The Company also indemnified Mr. Austin against any loss incurred in the sale of Mr. Austin's residence at his prior location and paid certain financing costs incurred in connection with the residence. The Company provided supplemental life, health, and accident coverage for Mr. Austin until he was eligible to participate in the Company's benefit plans.

    Pursuant to the Executive Employment Agreement, Holdings also granted Mr. Austin the option to purchase 200,000 shares of Common Stock of Holdings at a purchase price of $5.00 per share under the Existing Stock Option Plan. In January 1996, the purchase price for exercise of the option was reduced to $2.50 per share. These options vest at a rate of 40,000 shares on September 1 of each year commencing September 1, 1994 until fully vested, so long as Mr. Austin continues to be employed by the Company on such dates and provided that all options would vest upon a "change in control" as defined in the Existing Stock Option Plan or certain sales of assets as specified in the Existing
Stock Option Plan. Mr. Austin also became a party to the Stock Subscription Agreement and the Stockholders Agreement. In the event of a change in control and the termination of Mr. Austin's employment by the Company thereafter, the Company is also obligated to pay the difference, if any, between the pension benefit payable to Mr. Austin under the U.S. Pension Plan (as defined below) at the time of such change in control and the pension benefit that would be payable under the U.S. Pension Plan if Mr. Austin had completed 10 years of service with the Company.

    On July 15, 1996, the Company, Holdings and Mr. Austin entered into an amendment of the Executive Employment Agreement which extends its term to August 31, 1999 (with year to year continuation thereafter unless the Company or Mr. Austin elects otherwise) and requires the Company to reimburse Mr. Austin for up to $10,000 for estate or financial planning services. The amendment of the Executive Employment Agreement also requires that in 1996 the Company review and evaluate the existing bonus plans and consider, among other alternatives, a deferred compensation plan for the management of the Company.

    If Mr. Austin's employment is terminated by the Company prior to August 31, 1999 without "Cause," as defined in the Executive Employment Agreement, as amended, Mr. Austin is entitled to continuation of his annual base salary until the later of August 31, 1999 or 24 months following the date of termination. Also, if the Company terminates Mr. Austin's employment without Cause after August 31, 1999 or elects not to renew the Executive Employment Agreement on a one-year basis, Mr. Austin is entitled to annual base salary continuation for a period of 12 months following the date of termination of his employment. In the event that Mr. Austin is entitled to termination benefits under the Severance Agreement to which he is a party, he is not entitled to salary continuation or benefits under the Executive Employment Agreement, as amended.

U.S.  PENSION  PLAN

    The Company maintains for the benefit of eligible domestic employees a defined benefit pension plan, designated as the Haynes International, Inc. Pension Plan (the "U.S. Pension Plan"). Under the U.S. Pension Plan, all Company employees completing at least 1,000 hours of employment in a 12-month period become eligible to participate in the plan. Employees are eligible to receive an unreduced pension annuity on reaching age 65, reaching age 62 and completing 10 years of service, or completing 30 years of service. The final option is available only for union employees hired before July 3, 1988 or for salaried employees who were plan participants on March 31, 1987.

    For salaried employees employed on or after July 3, 1988, the normal monthly pension benefit provided under the U.S. Pension Plan is the greater of
(i) 1.31% of the employee's average monthly earnings multiplied by years of credited service, plus an additional 0.5% of the employee's average monthly earnings, if any, in excess of Social Security covered compensation multiplied by years of credited service up to 35 years, or (ii) the employee's accrued benefit as of March 31, 1987.

    There are provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to an employee who leaves after five or more years of service and payments to an employee's surviving spouse. Employees are vested and eligible to receive pension benefits after completing five years of service. Vested benefits are generally paid beginning at or after age 55; however, benefits maybe paid earlier in the event of disability, death, or completion of 30 years service prior to age 55.

    The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 1996. The maximum annual benefit permitted for 1996 under Section 415(b) of the Code is $120,000.






                                     YEARS OF
                                     ---------
                                     SERVICE
                                     ---------

AVERAGE ANNUAL
REMUNERATION           15        20         25        30        35
                 --------  --------  ---------  --------  --------
100,000         $ 23,800  $ 31,700  $  39,700  $ 47,600  $ 55,500
150,000           36,500    48,700     60,900    73,100    85,300
200,000           49,300    65,700     82,200    98,600   115,000
250,000           62,000    82,700    103,400   124,100   144,800
300,000           74,800    99,700    124,700   149,600   174,500
350,000           87,500   116,700    145,900   175,100   204,300
400,000          100,300   133,700    167,200   200,600   234,000
450,000          113,000   150,700    188,400   226,100   263,800





    The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 1996 are as follows:





                      CREDITED
                      SERVICE
                      --------
Michael D. Austin            2
F. Galen Hodge              26
Joseph F. Barker            15
Charles J. Sponaugle        15
August A. Cijan              2
--------------------  --------

U.K.  PENSION  PLAN

    The Company maintains a pension plan for its employees in the United Kingdom (the "U.K. Pension Plan"). The U.K. Pension Plan is a contributory plan under which eligible employees contribute 3% or 6% of their annual earnings. Normal retirement age under the U.K. Pension Plan is age 65 for males and age 60 for females. The annual pension benefit provided at normal retirement age under the U.K. Pension Plan ranges from 1% to 1 2/3% of the employee's final average annual earnings for each year of credited service, depending on the level of employee contributions made each year during the employee's period of service with the Company. The maximum annual pension benefit for employees with at least 10 years of service is two-thirds of the individual's final average annual earnings. Similar to the U.S. Pension Plan, the U.K. Pension Plan also includes provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to employees who leave after a certain number of years of service, and payments to an employee's surviving spouse. The U.K. Pension Plan also provides for payments to an employee's surviving children.

PROFIT  SHARING  AND  SAVINGS  PLAN

    The Company maintains the Haynes International, Inc. Profit Sharing and Savings Plan and the Haynes International, Inc. Hourly Profit Sharing and Savings Plan (the "Profit Sharing Plans") to provide retirement, tax-deferred savings for eligible employees and their beneficiaries.

    The board of directors has sole discretion to determine the amount, if any, to be contributed by the Company. No Company contributions were made to the Profit Sharing Plans for the fiscal years ended September 30, 1994, 1995 and 1996.

    The Profit Sharing Plans are qualified under Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plans.

    In general, all salaried employees completing at least 1,000 hours of employment in a 12-month period are eligible to participate after completion of one full year of employment. Each participant's share in the annual allocation, if any, to the Profit Sharing Plans is represented by the percentage which his or her plan compensation (up to $260,000) bears to the total plan compensation of all participants in the plan. Employees may also elect to make elective salary reduction contributions to the Profit Sharing Plans, in amounts up to 10% of their plan compensation. Elective salary reduction contributions may be withdrawn subject to the terms of the Profit Sharing Plans.

    Vested individual account balances attributable to Company contributions may be withdrawn only after the amount to be distributed has been held by the plan trustee in the profit sharing account for at least 24 consecutive calendar months. Participants vest in their individual account balances attributable to Company contributions at age 65, death, disability or on completing five years of service.

INCENTIVE  PLAN

    In January 1996, the Company awarded and paid management bonuses of approximately $439,000 pursuant to its management incentive program. The January bonuses were calculated based on the Company's fiscal 1995 performance. Additionally, the Company adopted a management incentive plan effective for fiscal 1996 pursuant to which senior managers and managers in the level below senior managers will be paid a bonus based on actual EBITDA compared to budgeted EBITDA. Based on results for fiscal 1996, the Company accrued approximately $1.5 million for fiscal 1996 which was paid to all domestic employees meeting certain service requirements on November 15, 1996.

HAYNES  INTERNATIONAL,  LTD.  PLAN

    In fiscal 1995, the Company's affiliate Haynes International, LTD instituted a gainsharing plan. For fiscal 1995 and 1996, the Company made gainsharing payments pursuant to this plan of approximately $269,000 and $266,000, respectively.

DIRECTOR  COMPENSATION

    The directors of the Company other than Thomas F. Githens and Robert Egan receive no compensation for their services as such. The non-management members of the board of directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the board of directors. Mr. Githens receives a director's fee of $3,000 per calendar quarter, $1,000 per board meeting attended and $750 per board committee meeting attended. Mr. Egan receives a director's fee of $2,000 per month plus an advisory fee of $2,000 per month.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

    Sangwoo Ahn, Perry J. Lewis and Robert Egan served on the Compensation Committee during fiscal 1996. None of the members of the Compensation Committee are now serving or previously have served as employees or officers of the Company or any subsidiary, and none of the Company's executive officers serve as directors of, or in any compensation related capacity for, companies with which members of the Compensation Committee are affiliated.

REPORT  OF  THE  COMPENSATION  COMMITTEE

    The Compensation Committee of the Board of Directors is responsible for administering the Existing Stock Option Plan, determining executive compensation policies and administering compensation plans and salary programs. The Committee is currently comprised solely of non-employee directors. The Committee is chaired by Mr. Perry J. Lewis. The other Committee members are Mr. Sangwoo Ahn and Mr. Robert Egan. The following report is submitted by the members of the Compensation Committee.

     *                    *                    *

    The Company's executive compensation program is designed to align executive compensation with the financial performance, business strategies and objectives of the Company. The Company's compensation philosophy is to ensure that the delivery of compensation, both in the short- and long-term, is consistent with the sustained progress, growth and profitability of the Company and acts as an inducement to attract and retain qualified individuals. Under the guidance of the Company's Compensation Committee, the Company has developed and implemented an executive compensation program to achieve these objectives while providing executives with compensation opportunities that are competitive with companies of comparable size in related industries.

    The Company's executive compensation program has been designed to implement the objectives described above and is comprised of the following fundamental three elements:

C          a  base  salary  that is determined by individual contributions and sustained performance within an established competitive salary range. Pay for performance recognizes the achievement of financial goals and accomplishment of corporate and functional objectives of the Company.

C        an annual cash bonus, based upon corporate and individual performance during  the  fiscal  year.

C          grants  of  stock options, also based upon corporate and individual performance during the fiscal year, which focus executives on managing the Company from the perspective of an owner with an equity position in the business.

    Base Salary. The salary, and any periodic increase thereof, of the President and Chief Executive Officer was and is determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. The salaries, and any periodic increases thereof, of the Vice
President,  Finance,  Secretary  and    Treasurer,  the  Vice  President,
International, the Vice President, Operations, and the Vice President, Marketing, were and are determined by the Board of Directors based on recommendations made by the President and Chief Executive Officer and approved by the Committee.

    The Company, in establishing base salaries, levels of incidental and/or supplemental compensation, and incentive compensation programs for its officers and key executives, assesses periodic compensation surveys and published data covering the industry in which the Company operates and industry in general. The level of base salary compensation for officers and key executives is determined by both their scope and responsibility and the established salary ranges for officers and key executives of the Company. Periodic increases in base salary are dependent on the executive's proficiency of performance in the individual's position for a given period, and on the executive's competency, skill and experience.

    Compensation levels for fiscal 1996 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 1995.

    Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. Bonus awards for fiscal 1996 reflected the accomplishment of corporate and functional objectives in fiscal 1996, including the successful refinancing of the Company's debt.

    Stock Option Grants. Stock options under the Existing Option Plan are granted to key executives and officers based upon individual and corporate performance and are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. No stock options were granted in fiscal 1996.

    SUBMITTED  BY  THE  COMPENSATION  COMMITTEE

Mr.  Perry  J.  Lewis
Mr.  Sangwoo  Ahn
Mr.  Robert  Egan









     [Remainder  of  page  intentionally  left  blank.]

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the outstanding capital stock of the Company is owned by Holdings. The only stockholder of record of Holdings owning more than five percent of its outstanding Common Stock at September 30, 1996 was MLGA Fund II, L.P. ("Fund II"), a Connecticut limited partnership that is controlled by John A. Morgan, Perry J. Lewis, Sangwoo Ahn, Ira Starr and William C. Ughetta, Jr., all principals of MLGAL. The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) Fund II, (ii) all affiliates of Fund II, (iii) each of the directors of the Company and each of the executive officers named in the Summary Compensation Table, (iv) all affiliates of Fund II as a group and (v) all directors and executive officers of the Company as a group, as of September 30, 1996. The address of Fund II, and of Messrs. Ahn, Lewis, Morgan, Starr and Ughetta, is 2 Greenwich Plaza, Greenwich, Connecticut 06830. The address of Messrs, Austin, Hodge, Barker, Cijan, and Sponaugle is 1020 West Park Avenue, Kokomo, Indiana 46904-9013. The address of Mr. Githens is 41 Crescent Place, Short Hills, New Jersey 07078. The address of Mr. Egan is 4 Foxwood Drive, Pittsburgh, Pennsylvania 15238.





                                      Shares Beneficially Owned(1)


   Name                               Number                        Percent
------------------------------------  ----------------------------  --------

Fund II                                                 5,759,894      87.6%

Sangwoo Ann                                        5,879,836(2)(3)     89.4

Perry J. Lewis                                     5,879,836(2)(3)     89.4

John A. Morgan                                     5,879,836(2)(3)     89.4

Ira Starr                                          5,854,251(2)(3)     89.0

William C. Ughetta, Jr.                            5,846,751(2)(3)     88.9

Thomas F. Githens                                          54,799        (6)

Robert Egan                                                     0        --

Michael D. Austin                                       120,000(4)      1.8

F. Galen Hodge                                           57,070(6)       (6)

Joseph F. Barker                                         40,924(6)       (6)

August A. Cijan                                           8,000(6)       (6)

Charles J. Sponaugle                                     19,800(5)       (6)

All Fund II affiliates as a group                       5,953,506      90.6

All directors and executive officers
of the Company as a group                             6,270,099(2)     91.8
------------------------------------  ----------------------------  --------


----------------------------
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.
(2) Includes the shares reported in the table as owned by Fund II and 86,857 shares owned by MLGAL.
(3) The named stockholder disclaims beneficial ownership of the shares held by Fund II and MLGAL, except to the extent of his pecuniary interest therein arising from his general partnership interest in MLGAL.
(4) Represents shares of Common Stock underlying options exercisable within 60 days of September 30, 1996 which are deemed to be beneficially owned by the holders of such options. See Item 11 - "Executive Compensation - Stock Option Plans."
(5) Includes 14,800 shares of Common Stock underlying options exercisable within 60 days of September 30, 1996 which are deemed to be beneficially owned
by  Mr.  Sponaugle.    See  Item  11  - "Executive Compensation - Stock Option
Plans."
(6)          Less  than  1%.

AGREEMENTS  AMONG  STOCKHOLDERS

    Holdings, the Company, MLGA Fund II and the investors in Holdings who were officers or directors of the Company or affiliates of MLGA Fund II or the Company at the time of the 1989 Acquisition have entered into the Stock Subscription Agreement and Holdings and all of the investors in Holdings have entered into the Stockholder Agreement, both dated August 31, 1989 and amended as of August 14, 1992 to add MLGAL as a party. The Stock Subscription Agreement was further amended on March 16, 1993 to reduce the Company's purchase price for Holdings common stock and stock options described below.

    The Stock Subscription Agreement provides that each of the investors who is a party to the agreement shall have a right of first refusal with respect to any transfer by an investor of Holdings common stock unless the transfer complies with all applicable securities laws and all other agreements made by the investors who are parties to the agreement, or the transferee is Holdings or a person specified in the Stock Subscription Agreement as a "Permitted Transferee", or the transfer is made pursuant to a public offering of Holdings common stock. Investors who are management employees of the Company or their Permitted Transferees (the "Management Holders") have the right to sell their Holdings common stock or their options to purchase Holdings common stock, in whole or in part, to Holdings at a price equal to (i) 6.3 multiplied by the Company's EBITDA (as defined in the Stock Subscription Agreement) for the immediately preceding four fiscal quarters less the average indebtedness of Holdings, the Company and its subsidiaries for the immediately preceding four fiscal quarters, all to be determined on a consolidated basis, divided by (ii) the total number of fully diluted shares of Holdings common stock outstanding (the "Fair Market Value") net of the applicable exercise price, if any, within five years after termination of employment because of disability, retirement or death, after which time the Holdings common stock and options to purchase Holdings common stock may be called by Holdings for redemption at the Fair Market Value. Additionally, upon the termination of employment of any Management Holder other than for disability, retirement or death, the Stock Subscription Agreement contains provisions for the purchase and sale of Holdings common stock and options to purchase Holdings common stock at prices based on formulas which take into account the reason for the termination.

    The Stock Subscription Agreement contains voting requirements which provide for the election as directors of Holdings and of the Company of six persons (including the Chairman of the Board) designated by the Founding Investors (as defined in the Stock Subscription Agreement) and of five persons designated by the Management Holders. A change in the number of directors requires the approval of a majority of all the investors who are parties to the agreement and a majority of the Management Holders. The Board of Directors must approve all capital expenditures over $500,000, mergers, adjustments to management's compensation, promotions of officers, incurrence of debt, loans, sales of shares, and any disposal of substantially all the assets of the Company. The Stock Subscription Agreement also requires that the investors who are parties to the agreement vote to amend the Certificate of Incorporation of Holdings if necessary to accommodate a public offering; however, newly issued shares must be approved by a majority of the Management Holders if the issuance price is below certain specified minimum prices. The Stock
Subscription Agreement terminates upon the earlier of an initial public offering, the consent of a majority of all the investors who are parties to the agreement and of a majority of the Management Holders, or the tenth anniversary of the 1989 Acquisition.

    The Stockholder Agreement imposes certain transfer restrictions on the Holdings common stock, including provisions that (i) Holdings common stock may be transferred only to those persons agreeing to be bound by the Stockholder Agreement, and the Stock Subscription Agreement if the transferor is a party thereto, except if such transfer is pursuant to a public offering or made following a public offering in compliance with Rule 144 under the Securities Act; (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Founding Investors, the Management Holders or their permitted transferees propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; (iv) if a majority in interest of the investors propose to sell a majority of the Holdings common stock or substantially all of the assets of Holdings or the Company to a third party, the Management Holders shall have a right to bid for such stock or assets; and (v) a majority in interest of the investors may compel all other such investors to sell their shares under certain circumstances. The Stockholder Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by investors holding at least 25% of the fully diluted shares of Holdings common stock outstanding, or if Holdings otherwise proposes to register shares, subject to certain conditions and limitations. The Stockholder Agreement terminates on the earlier of the sale of 15% or more of the fully diluted stock pursuant to a public offering and the qualification of the common stock for listing on the New York Stock Exchange, the American Stock Exchange or Nasdaq, or upon the tenth anniversary of the Acquisition.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

    None.

     PART  IV

ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Documents  filed  as  part  of  this  Report.
             ---------------------------------------------

     1.          Financial  Statements:
                 ----------------------

Included  as  outlined  in  Item  8  of  Part  II  of  this  report:

Report  of  Independent  Accountants.

Consolidated  Balance  Sheet  as of September 30, 1995 and September 30, 1996.

Consolidated Statement of Operations for the Years Ended September 30, 1994, 1995 and 1996.

Consolidated Statement of Cash Flows for the Years Ended September 30, 1994, 1995 and 1996.

Notes  to  Consolidated  Financial  Statements.

2.          Financial  Statement  Schedules:
            -------------------------------

Included  as  outlined  in  Item  8  of  Part  II  of  this  report:

Schedule  VIII  -  Valuation  and  Qualifying  Accounts  and  Reserves

Schedules other than those listed above are omitted as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(b)          Reports  on  Form  8-K.    None.
             ----------------------

(c)          Exhibits.    See  Index  to  Exhibits.
             --------










     [Remainder  of  page  intentionally  left  blank.]





     HAYNES  INTERNATIONAL,  INC.
     SCHEDULE  VIII
     EVALUATION  AND  QUALIFYING  ACCOUNTS  AND  RESERVES
     (IN  THOUSANDS)





                                Year Ended        Year Ended        Year Ended
                                Sept. 30, 1994    Sept. 30, 1995    Sept. 30, 1996
                                ----------------  ----------------  ----------------

Balance at beginning of period  $           450   $           520   $           979

Provisions                                  863               553                26

Write-Offs                                 (805)             (151)             (152)

Recoveries                                   12                57                47
                                ----------------  ----------------  ----------------

Balance at end of period        $           520   $           979   $           900
                                ================  ================  ================


















     [Remainder  of  page  intentionally  left  blank.]

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HAYNES  INTERNATIONAL,  INC.
     ----------------------------
(Registrant)


     By:/s/              Michael  D.  Austin
           ---------------------------------
         Michael  D.  Austin,  President

     Date:    December  20,  1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.







Signature              Capacity                        Date
---------------------  ------------------------------  -----------------

/s/ Michael D. Austin  President and Director          December 20, 1996
---------------------

Michael D. Austin      (Principle Executive Officer)



/s/ Joseph F. Barker   Vice President, Finance;        December 20, 1996
---------------------

Joseph F. Barker       Treasurer and Director
                       Principle Financial Officer


/s/ Theodore T. Brown  Controller                      December 20, 1996
---------------------

Theodore T. Brown      (Principal Accounting Officer)



/s/ John A. Morgan     Director                        December 20, 1996
---------------------

John A. Morgan



/s/ Perry J. Lewis     Director                        December 20, 1996
---------------------

Perry J. Lewis



/s/ Thomas F. Githens  Director                        December 20, 1996
---------------------

Thomas F. Githens



/s/ Sangwoo Ahn        Director                        December 20, 1996
---------------------

Sangwoo Ahn



/s/ Ira Starr          Director                        December 20, 1996
---------------------

Ira Starr



/s/ Robert Egan        Director                        December 20, 1996
---------------------

Robert Egan








     INDEX  TO  EXHIBITS





                                                                                                    Sequential
 Number                                                                                             Numbering
 Assigned In                                                                                        System Page
 Regulation S-K                                                                                     Number of
    Item 601             Description of Exhibit                                                     Exhibit
----------------         -------------------------------------------------------------------------  -----------

(2)                      No Exhibit.

(3)                3.01  Restated Certificate of Incorporation of Registrant.  (Incorporated by
                         reference to Exhibit 3.01 to Registration Statement on Form S-1,
                         Registration No. 33-32617.)

                   3.02  Bylaws of Registrant.  (Incorporated by reference to Exhibit 3.02 to
                         Registration Statement on Form S-1, Registration No. 33-32617.)
(4)                4.01  Indenture, dated as of August 23,  1996, between Haynes
                         International, Inc., and National City Bank, as
                         Trustee, relating to the 11-5/8% Senior Notes Due 2004, table of contents and cross-reference sheet

                   4.02  Form of 11 5/8% Senior Note Due 2004.

(9)                      No Exhibit

(10)              10.01  Form of Severance Agreements, dated as of March 10, 1989, between
                         Haynes International, Inc. and the employees of Haynes International,
                         Inc. named in the schedule to the Exhibit.  (Incorporated by reference to Exhibit 10.03 to Registration Statement on Form S-1, Registration
                         No. 33-32617.)

                  10.02  Stock Subscription Agreement, dated as of August 31, 1989, among
                         Haynes Holdings, Inc., Haynes International, Inc. and the persons listed on the signature pages thereto (Investors).  (Incorporated by reference to Exhibit 4.07 to Registration Statement on Form S-1,
                         Registration No. 33-32617.)

                  10.03  Amendment to the Stock Subscription Agreement To Add a Party,
                         dated August 14, 1992, among Haynes Holdings, Inc., Haynes
                         International, Inc., MLGA Fund II, L.P., and the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.17 to
                         Registration Statement on Form S-4, Registration No. 33-66346.)

                  10.04  Second Amendment to Stock Subscription Agreement, dated
                         March 16, 1993, among Haynes Holdings, Inc., Haynes International,
                         Inc., MLGA Fund II, L.P., MLGAL Partners, Limited Partnership, and
                         the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4,
                         Registration  No. 33-66346.)

                  10.05  Stockholders Agreement, dated as of August 31, 1989, among Haynes
                         Holdings, Inc. and the persons listed on the signature pages thereto
                         (Investors).  (Incorporated by reference to Exhibit 4.08 to Registration
                         Statement on Form S-1, Registration No. 33-32617.)

                  10.06  Amendment to the Stockholders Agreement To Add a Party, dated
                         August 14, 1992, among Haynes Holdings, Inc., MLGA Fund II, L.P., and the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.07  Investment Agreement, dated August 10, 1992, between MLGA Fund
                         II, L.P., and Haynes Holdings, Inc. (Incorporated by reference to
                         Exhibit 10.22 to Registration Statement on Form S-4, Registration
                         No. 33-66346.)

                  10.08  Investment Agreement, dated August 10, 1992, between MLGAL
                         Partners, Limited Partnership and Haynes Holdings, Inc. (Incorporated
                         by reference to Exhibit 10.23 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.09  Investment Agreement, dated August 10, 1992, between Thomas F.
                         Githens and Haynes Holdings, Inc. (Incorporated by reference to
                         Exhibit 10.24 to Registration Statement on Form S-4, Registration
                         No. 33-66346.)

                  10.10  Consent and Waiver Agreement, dated August 14, 1992, among
                         Haynes Holdings, Inc., Haynes International, Inc., MLGA Fund II, L.P.,
                         and the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.11  Retirement Agreement, dated as of May 21, 1993, between Haynes
                         International, Inc. and Paul F. Troiano (Incorporated by reference to
                         Exhibit 10.02 to Registration Statement on Form S-4, Registration
                         No. 33-66346.)

                  10.12  Executive Employment Agreement, dated as of September 1, 1993, by and among Haynes International, Inc., Haynes Holdings, Inc. and
                         Michael D. Austin. (Incorporated by reference to Exhibit 10.26 to the
                         Registration Statement on Form S-4, Registration No. 33-66346.)

                  10.13  Amendment to Employment Agreement, dated as of July 15, 1996 by and among Haynes International, Inc., Haynes Holdings, Inc. and
                         Michael D. Austin.  (Incorporated by reference to Exhibit 10.15 to
                         Registration Statement on Form S-1, Registration No. 333-05411.)

                  10.14  Haynes Holdings, Inc. Employee Stock Option Plan.  (Incorporated by
                         reference to Exhibit 10.08 to Registration Statement on Form S-1,
                         Registration No. 33-32617.)

                  10.15  Form of "New Option" Agreements between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit.  (Incorporated by reference to Exhibit 10.09 to
                         Registration Statement on Form S-1, Registration No. 33-32617.)

                  10.16  Form of "September Option" Agreements between Haynes Holdings,
                         Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1, Registration No. 33-66346.)

                  10.17  Form of "January 1992 Option" Agreements between Haynes Holdings,
                         Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-4, Registration No. 33-66346.)

                  10.18  Form of "Amendment to Holdings Option Agreements" between
                         Haynes Holdings, Inc. and the executive officers of Haynes
                         International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.19  Amended and Restated Loan Agreement by and among CoreStates
                         Bank, N.A. and Congress Financial Corporation (Central), as Lenders,
                         Congress Financial Corporation (Central), as Agent of Lenders, and
                         Haynes International, Inc., as Borrower.

(11)                     No Exhibit.

(12)              12.01  Statement re: computation of ratio of earnings to fixed charges.

(13)                     No Exhibit.

(16)                     No Exhibit.

(18)                     No Exhibit.

(21)              21.01  Subsidiaries of the Registrant.  (Incorporated by Reference to
                         Exhibit 21.01 to Registration Statement on Form S-1, Registration
                         No. 333-05411.)

(22)                     No Exhibit.

(23)                     No Exhibit.

(24)                     No Exhibit.

(27)              27.01  Financial Data Schedule

(28)                     No Exhibit.

(99)                     No Exhibit.
----------------         -------------------------------------------------------------------------


