Form 10-Q
period 1996-12-31
HAYNES INTERNATIONAL INC
filed 1997-02-13
CIK 858655

SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.    20549


     FORM  10-Q

(Mark  One)


[  X  ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

     For  the  quarterly  period  ended      December  31,  1996.
                                         -----------------------

     or

[          ]          Transition Report Pursuant to Section 13 or 15(d) of the
Securities  Exchange  Act  of  1934.

     For  the  transition  period  from  to.

Commission  File  Number:          333-5411
                             --------------


HAYNES  INTERNATIONAL,  INC.
----------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)






Delaware                                            06-118540
----------------------------------------  -------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)            Identification No.)

1020 West Park Avenue, Kokomo, Indiana             46904-9013
----------------------------------------  -------------------
(Address of principal executive offices)           (Zip Code)



                             (317)  456-6000
--------------------------------------------
(Registrant's  telephone  number,  including  area  code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                                   ---

As of January 31, 1997 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

The  Index  to Exhibits begins on page  13 in the sequential numbering system.
                                       ---

Total  pages:          17
             ------------

     HAYNES  INTERNATIONAL,  INC.
     TABLE  OF  CONTENTS










PART 1   FINANCIAL INFORMATION                                   Page
                                                                 ----
Item 1.  Financial Statements:
         Consolidated Condensed Balance Sheet as of
         September 30, 1996 and December 31, 1996                   3
         Consolidated Condensed Statement of Income
         for the Three Months Ended December 31, 1995 and 1996.     4
         Consolidated Condensed Statement of Cash Flows for the
         Three Months Ended December 31, 1995 and 1996.             5
         Notes to Consolidated Condensed Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7


PART II  OTHER INFORMATION
         Signatures                                                12

         Index to Exhibits                                         13



PART  1          FINANCIAL  INFORMATION

ITEM  1          FINANCIAL  STATEMENTS

HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  BALANCE  SHEET
(DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS)



                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                      1996            1996
                                                            ---------------  --------------
                                                                                (Unaudited)
Current Assets:
     Cash and cash equivalents                              $        4,688   $          99
     Accounts and notes receivable, less allowance for
     doubtful accounts of $900 each, respectively                   39,624          41,286
     Inventories                                                    74,755          81,423
                                                            ---------------  --------------
 Total current assets                                              119,067         122,808
                                                            ---------------  --------------
Property, plant and equipment (at cost)                             85,777          88,139
Accumulated depreciation                                           (54,620)        (56,965)
                                                            ---------------  --------------
 Net property, plant and equipment                                  31,157          31,174

Prepayments and deferred charges, net                               11,265          11,163
                                                            ---------------  --------------
 Total assets                                               $      161,489   $     165,145
                                                            ===============  ==============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                  $       24,814   $      27,041
     Accrued postretirement benefits                                 4,000           4,000
     Revolving credit                                               30,888          28,863
     Note payable                                                      859             655
     Income taxes payable                                            1,199           1,624
                                                            ---------------  --------------
 Total current liabilities                                          61,760          62,183
                                                            ---------------  --------------

Long-term debt, net of unamortized discount                        137,350         137,402
Accrued postretirement benefits                                     91,813          91,995
Deferred income taxes                                                  485             467
                                                            ---------------  --------------
 Total liabilities                                                 291,408         292,047

Redeemable common stock of parent company                              422             422

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
     Additional paid-in capital                                     47,985          47,985
     Accumulated deficit                                          (181,321)       (178,464)
     Foreign currency translation adjustment                         2,995           3,155
                                                            ---------------  --------------
 Total capital deficiency                                         (130,341)       (127,324)
                                                            ---------------  --------------
 Total liabilities and capital deficiency                   $      161,489   $     165,145
                                                            ===============  ==============

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.




HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  STATEMENT  INCOME
(UNAUDITED)
(DOLLARS  IN  THOUSANDS)


                                           THREE MONTHS    THREE MONTHS
                                           ENDED           ENDED
                                           DECEMBER 31,    DECEMBER 31,
                                                    1995            1996
                                           --------------  --------------
Net revenues                               $      51,176   $      55,415
Cost of sales                                     40,861          41,678
Selling and administrative                         3,889           4,557
Research and technical                               751             962
                                           --------------  --------------
 Operating Income                                  5,675           8,218
Other cost (income), net                             157            (123)
Interest expense                                   5,127           4,923
Interest income                                      (73)            (16)
                                           --------------  --------------
 Income before provision for income taxes            464           3,434
Provision for income taxes                           397             577
                                           --------------  --------------
 Net income                                $          67   $       2,857
                                           ==============  ==============

The  accompanying  notes  are  an integral part of these financial statements.



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  STATEMENT  OF  CASH  FLOWS
(UNAUDITED)
(DOLLARS  IN  THOUSANDS)


                                                    THREE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                             1995            1996
                                                    --------------  --------------
Cash flows from operating activities:

 Net income                                         $          67   $       2,857
 Depreciation                                               2,015           1,908
 Amortization                                                 357             242
 Adjustments, net                                          (3,583)         (5,650)
                                                    --------------  --------------
 Net cash used in operating activities                     (1,144)           (643)
                                                    --------------  --------------

Cash flows from investing activities:
 Additions to property, plant and equipment                   (79)         (1,875)
 Other investing activities                                     7             (72)
                                                    --------------  --------------
 Net cash used in investing activities                        (72)         (1,947)
                                                    --------------  --------------

Cash flows from financing activities:
 Net reduction of revolving credit                         (2,500)         (1,973)
                                                    --------------  --------------
 Net cash used in financing activities                     (2,500)         (1,973)
                                                    --------------  --------------

Effect of exchange rates on cash                                2             (26)
                                                    --------------  --------------
Decrease in cash and cash equivalents                      (3,714)         (4,589)

Cash and cash equivalents, beginning of period              5,035           4,688
                                                    --------------  --------------
Cash and cash equivalents, end of period            $       1,321   $          99
                                                    ==============  ==============

Supplemental disclosures of cash flow information:
 Cash paid during period for:      Interest         $       3,126   $         608
                                                    ==============  ==============
                                     Income taxes   $         188   $         132
                                                    ==============  ==============

The  accompanying  notes  are  an  integral  part  of  these financial statements.

HAYNES  INTERNATIONAL,  INC.
NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED  DECEMBER  31,  1996



NOTE  1.          BASIS  OF  PRESENTATION

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ending September 30, 1996, filed by the Company with the Securities and Exchange Commission on December 30, 1996. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE  2.          INVENTORIES


The  following  is  a  summary  of  the  major  classes  of  inventories:


                 September 30, 1996   December 31, 1996
                 -------------------  -------------------
                                              (Unaudited)
Raw Materials    $             4,296  $            6,618
Work-in-process               37,643              40,511
Finished Goods                32,046              34,479
Other, net                       770                (185)
                 -------------------  -------------------

Net inventories  $            74,755  $           81,423
                 ===================  ===================



NOTE  3.          INCOME  TAXES

     The provision for income taxes for the three months ended December 31, 1995 and 1996 differed from the U.S. federal statutory rate of 34% primarily due to (a) the partial utilization of available U.S. federal net operating loss carryforwards and (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

NOTE  4.          SUBSEQUENT  EVENTS

     On January 29, 1997, the Company announced that Haynes Holdings, Inc., its parent corporation, had completed a stock purchase and stock redemption transaction involving 79.9% of its outstanding shares (See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Subsequent Events"). Due to this change in ownership, the Company's ability to utilize its U.S. net operating loss carryforward will be limited in the future. In conjunction with the above-mentioned transaction, the Company's Revolving Credit Facility was increased from $50 million to $60 million.

     On January 7, 1997, the Company received written confirmation of a zero dollar ($0) settlement for the Company's 1989 tax year which was under examination by the Internal Revenue Service for potential disallowance of the amortization of certain loan fees.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated.

Results  of  Operations
-----------------------

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     Net revenues increased approximately $4.2 million, or 8.2%, to approximately $55.4 million in the first quarter of 1997 from approximately $51.2 million in the first quarter of 1996, primarily as a result of a 20.0% increase in shipments, from approximately 3.5 million pounds in the first quarter of 1996 to approximately 4.2 million pounds in the first quarter of 1997. Average selling prices per pound decreased by 9.6% from $14.33 to $12.95 for the first quarter of 1997 compared to the same period in 1996. Volume increases occurred in essentially all markets the Company serves. Average selling price per pound decreases occurred in the aerospace and chemical processing markets as a result of changes in product mix.

     Sales to the aerospace market for the first quarter of 1997 increased 25.7% to approximately $23.0 million from approximately $18.3 million for the same period in 1996. The increase in revenue can be attributed to a 33.3% increase in volume to approximately 1.6 million pounds in the first quarter of 1997 from approximately 1.2 million pounds in the first quarter of 1996. The increase in volume offset a decline in the average selling price per pound which was the result of a proportionately greater increase in volume of lower-cost, lower-priced, nickel-based alloys and forms relative to the increase in volume of higher-cost, higher-priced, cobalt-based alloys and forms. Moreover, the volume of sales of higher-cost, higher-priced, titanium seamless tubulars was lower in the first quarter of 1997 as compared to the same period a year ago. The overall increase in sales to the aerospace sector reflects the growing order backlog for commercial aircraft and jet engines.

     Volume shipped to the chemical processing industry during the first quarter of 1997 increased by 6.3% to approximately 1.7 million pounds, compared to 1.6 million pounds in the first quarter of 1996. The increase in volume, however, was not sufficient to offset a decrease in the average selling price per pound, and revenue from sales to the chemical processing industry in the first quarter of 1997 declined by 5.1% to approximately $20.4 million from approximately $21.5 million for the same period of 1996. While the Company experienced an increase in volume in the domestic market, the export markets recorded a decline in volume due to lower project business activity. The decline in the average selling price per pound reflects an increase in sales to distributors (such sales typically involve lower selling prices) and lower sales of higher-cost, higher-priced tubular products.

     Sales to the land-based gas turbine ("LBGT") market increased by 20.0% in the first quarter of 1997 to approximately $4.2 million from approximately $3.5 million for the comparable period in 1996. The sales increase was the result of a 33.3% increase in volume to approximately 400,000 pounds in the first quarter of 1997 compared to approximately 300,000 pounds in the first quarter of 1996. This change in volume can be attributed to a combination of growing demand for clean-burning, highly-efficient gas turbines for power generation, the Company's success in marketing HAYNES 230 alloy to European turbine manufacturers as a replacement for competing alloys, and, most recently, the Company's introduction of HR-120 alloy to U.S. gas turbine manufacturers as an upgrade material replacing the 300 series grades of stainless steel.

     Sales to the flue gas desulfurization ("FGD") market increased to approximately $2.0 million in the first quarter of 1997 as compared to approximately $0.6 million for the same period in 1996. The improved sales results can be attributed to an increase in volume from approximately 100,000 pounds in the first quarter of 1996 to approximately 200,000 pounds in the first quarter of 1997. The favorable change in volume and revenue stems from a modest improvement in market activity for new FGD systems in Europe and maintenance of existing systems in the United States. Moreover, the average selling price per pound increased 5.4% largely as a result of a change in the mix of products supplied to this sector.

     Sales to the oil and gas industry were insignificant for the first quarter for both 1997 and 1996. Sales to this sector are typically linked to sour gas project requirements. These requirements can and do vary substantially from quarter-to-quarter and year-to-year. Recent order activity and the current backlog indicate sales to this sector for the full year in 1997 may exceed the level for 1996 of $4.3 million.

     Sales to other markets declined 21.0% in the first quarter of 1997 to approximately $4.9 million from approximately $6.2 million for the same period a year ago as a result of lower overall export sales and the absence of any large project business in 1997. In particular, during the first quarter of 1996 the Company experienced significant sales from requirements associated with the construction of components for a new nerve gas incineration facility which did not recur in the first quarter of 1997.

     Cost of sales as a percent of net revenues decreased to 75.2% from 79.8% in the respective periods as a result of higher capacity utilization and lower raw material costs. Volume in the higher-priced high value-added product sheet form increased in the first quarter of 1997 compared to the first quarter of 1996. Increased capacity utilization in this higher-cost operation led to efficiencies that lowered the per unit cost.

     Selling and administrative expenses increased approximately $700,000 to approximately $4.6 million for the first quarter of 1997 from approximately $3.9 million in the first quarter of 1996. The increase was primarily a result of salary increases and the accrual of incentive compensation of approximately $400,000 based on anticipated financial results for the first quarter of 1997. There was no similar accrual for the first quarter of 1996.

     Research and technical expenses increased approximately $200,000 to approximately $962,000 in the first quarter of 1997 from approximately $751,000 in the first quarter of 1996, primarily as a result of salary increases combined with headcount additions which occurred in the latter part of 1996.

     As a result of the above factors, the Company recognized operating income for the first quarter of 1997 of approximately $8.2 million, approximately $1.3 million of which was contributed by the Company's foreign subsidiaries. For the first quarter of 1996, operating income was approximately $5.7 million of which approximately $1.3 million was contributed by the Company's foreign subsidiaries.

     Other cost (income), net decreased approximately $300,000 from an expense of approximately $157,000 in the first quarter of 1996 to income of approximately $123,000 for the first quarter of 1997 primarily as a result of foreign exchange gains realized in the first quarter of 1997, as compared to foreign exchange losses experienced during the first quarter of 1996.

     Interest expense decreased approximately $200,000 to approximately $4.9 million for the first quarter of 1997 from approximately $5.1 million for the same period in 1996, due primarily to lower interest rates and lower debt issuance cost amortization achieved as the result of the refinancing of the Company's long-term debt in 1996, which was partially offset by higher revolving credit balances during the first quarter of 1997 compared to the same period in 1996.

     The provision for income taxes of approximately $577,000 for the first quarter of 1997 increased by approximately $200,000 from approximately $397,000 for the first quarter 1996, due to (a) the partial utilization of available U.S. federal net operating loss carryforwards and (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

     As a result of the above factors, the Company recognized net income for the first quarter of 1997 of approximately $2.9 million, compared to net income of approximately $67,000 for the first quarter of 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's near-term future cash needs will be driven by working capital requirements, which are likely to increase, and planned capital expenditures. Capital expenditures were approximately $1.9 million in the first quarter of 1997, as compared to capital expenditures of approximately $79,000 for the first quarter of 1996. The increased capital investments for 1997 are designated for significant new equipment additions and new integrated information systems. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. Moreover, the Company does not currently have any significant capital expenditure commitments. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months although there can be no assurance that this will be the case.

     Net cash used in operations in the first quarter of 1997 was approximately $643,000, as compared to approximately $1.1 million in the first quarter of 1996. The negative cash flow from operations for 1997 was primarily a result of increases of approximately $6.7 million in inventories and approximately $1.7 million in accounts receivable, which were offset by an increase in net income of approximately $2.9 million and non-cash depreciation and amortization expenses of approximately $2.2 million, an increase in the accounts payable and accrued expenses balance of approximately $2.2 million and other adjustments. Cash used for investing activities increased from approximately $72,000 in the first quarter of 1996 to approximately $1.9 million in the first quarter of 1997, primarily as a result of higher capital expenditures. Cash used in financing activities for the first quarter of 1997 was approximately $2.0 million due to decreased borrowings under the Revolving Credit Facility. Cash for the first quarter of 1997 decreased approximately $4.6 million, resulting in a December 31, 1996 cash balance of approximately $99,000. Cash in the first quarter of 1996 decreased approximately $3.7 million, resulting in a cash balance of approximately $1.3 million at December 31, 1995.

     Total debt at December 31, 1996 was $166.3 million compared to $168.2 million at September 30, 1996 reflecting reduced borrowing under the Company's Revolving Credit Facility (the "Facility") with Congress Financial Corporation (Central).

     At December 31, 1996, $28.9 million had been borrowed pursuant to the Facility compared to $30.9 million at September 30, 1996. In addition, as of December 31, 1996, approximately $3.0 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $18.1 million on the Facility at December 31, 1996. In January, 1997, the Facility was increased from $50 million to $60 million (see "Subsequent Events").

SUBSEQUENT  EVENTS

     The Company announced on January 29, 1997 that Haynes Holdings, Inc., its parent corporation, had completed a stock purchase transaction with Blackstone Capital Partners II Merchant Banking Fund L.P. and certain of its affiliates ("Blackstone") and a stock redemption transaction with MLGA Fund II, L.P. and MLGAL Partners, L.P., the principal investors in Haynes Holdings, which together with certain other agreements resulted in a recapitalization of Haynes Holdings through a repurchase by Haynes Holdings of approximately 79.9% of its outstanding shares of common stock at a price of $10.15 per share in cash and the purchase by Blackstone of a like number of shares at the same price. Due to this change in ownership, the Company's ability to utilize its U.S. net operating loss carryforwards will be limited in the future. In conjunction with the above-mentioned transaction, the Company's Facility was increased from $50 million to $60 million.

     On January 7, 1997, the Company received written confirmation of a zero dollar ($0) settlement for its 1989 tax year which was under examination by the Internal Revenue Service for possible disallowance of the amortization of certain loan fees.











     [Remainder  of  page  intentionally  left  blank.]

PART  II  -  OTHER  INFORMATION.
--------------------------------

ITEM  1.          Not  applicable
--------

ITEM  2.          Not  applicable
--------

ITEM  3.          Not  applicable
--------

ITEM  4.          Not  applicable
--------

ITEM  5.          Not  applicable
--------

ITEM  6.          Exhibits  and  Reports  on  Form  8-K
--------          -------------------------------------

(a)          Exhibits.    See  Index  to  Exhibits
             --------
(b)          Reports  on Form 8-K.  No report on Form 8-K was filed during the
             ---------------------
quarter  for  which  this  report  is  filed.

















     [Remainder  of  page  intentionally  left  blank.]

     SIGNATURES
     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HAYNES  INTERNATIONAL,  INC.




                               /s/      Michael  D.  Austin
                              -----------------------------
                              M.  D.  Austin
                              President  and  Chief  Executive  Officer





                               /s/      Joseph  F.  Barker
                              ----------------------------
                              J.  F.  Barker
                              Vice  President,  Finance
                              Chief  Financial  Officer




Date:    February  7,  1997



INDEX  TO  EXHIBITS



                                                                                              SEQUENTIAL
NUMBER                                                                                        NUMBERING
ASSIGNED IN                                                                                   SYSTEM PAGE
REGULATION S-K                                                                                NUMBER OF
ITEM 601                DESCRIPTION OF EXHIBIT                                                EXHIBIT
                        --------------------------------------------------------------------  -----------
(2)                     No Exhibit.
(3)               3.01  Restated Certificate of Incorporation of Registrant.  (Incorporated
                        by reference to Exhibit 3.01 to Registration Statement on Form
                        S-1, Registration No. 33-32617.)
                  3.02  By-laws of Registrant.  (Incorporated by reference to Exhibit 3.02 to Registration Statement on Form S-1, Registration No. 33-
                                                                                     32617).
(4)               4.01  Indenture, dated as of August 23, 1996, between Haynes
                        International, Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior Notes Due 2004, table of contents and
                        cross-reference sheet. (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-K Report for the year ended
                        September 30, 1996, File No. 333-5411.)
                  4.02  Form of 11 5/8% Senior Note Due 2004.  (Incorporated by
                        reference to Exhibit 4.01 to the Registrant's Form 10-K Report for
                        the year ended September 30, 1996, File No. 333-5411.)
(10)             10.01  Form of Severance Agreements, dated as of March 10, 1989, between Haynes International, Inc. and the employees of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.03 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                 10.02  Stock Subscription Agreement, dated as of August 31, 1989, among Haynes Holdings, Inc., Haynes International, Inc. and the
                        persons listed on the signature pages thereto (Investors).
                        (Incorporated by reference to Exhibit 4.07 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                 10.03  Amendment to the Stock Subscription Agreement To Add a Party,
                        dated August 14, 1992, among Haynes Holdings, Inc., Haynes
                        International, Inc., MLGA Fund II, L.P., and the persons listed on the signature pages thereto.  (Incorporated by reference to
                        Exhibit 10.17 to Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.04  Second Amendment to Stock Subscription Agreement, dated
                        March 16, 1993, among Haynes Holdings, Inc., Haynes
                        International, Inc., MLGA Fund II, L.P., MLGAL Partners, Limited
                        Partnership, and the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.21 to
                        Registration Statement on Form S-4, Registration  No. 33-66346.)
                 10.05  Stockholders Agreement, dated as of August 31, 1989, among
                        Haynes Holdings, Inc. and the persons listed on the signature pages thereto (Investors).  (Incorporated by reference to
                        Exhibit 4.08 to Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.06  Amendment to the Stockholders Agreement To Add a Party, dated
                        August 14, 1992, among Haynes Holdings, Inc., MLGA Fund II,
                        L.P., and the persons listed on the signature pages thereto.
                        (Incorporated by reference to Exhibit 10.18 to Registration
                        Statement on Form S-4, Registration No. 33-66346.)
                 10.07  Investment Agreement, dated August 10, 1992, between MLGA
                        Fund II, L.P., and Haynes Holdings, Inc. (Incorporated by
                        reference to Exhibit 10.22 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.08  Investment Agreement, dated August 10, 1992, between MLGAL
                        Partners, Limited Partnership and Haynes Holdings, Inc.
                        (Incorporated by reference to Exhibit 10.23 to Registration
                        Statement on Form S-4, Registration No. 33-66346.)
                 10.09  Investment Agreement, dated August 10, 1992, between Thomas
                        Githens and Haynes Holdings, Inc. (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.10  Consent and Waiver Agreement, dated August 14, 1992, among
                        Haynes Holdings, Inc., Haynes International, Inc., MLGA Fund II,
                        L.P., and the persons listed on the signature pages thereto.
                        (Incorporated by reference to Exhibit 10.19 to Registration
                        Statement on Form S-4, Registration No. 33-66346.)
                 10.11  Retirement Agreement, dated as of May 21, 1993, between
                        Haynes International, Inc. and Paul F. Troiano (Incorporated by
                        reference to Exhibit 10.02 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.12  Executive Employment Agreement, dated as of September 1,
                        1993, by and among Haynes International, Inc., Haynes Holdings,
                        Inc. and Michael D. Austin. (Incorporated by reference to
                        Exhibit 10.26 to the Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.13  Amendment to Employment Agreement, dated as of July 15, 1996 by and among Haynes International, Inc., Haynes Holdings, Inc.
                        and Michael D. Austin (Incorporated by reference to Exhibit 10.15 to Registration Statement on S-1, Registration No. 333-05411).
                 10.14  Haynes Holdings, Inc. Employee Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.08 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                 10.15  Form of "New Option" Agreements between Haynes Holdings, Inc.
                        and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit.  (Incorporated by reference to
                        Exhibit 10.09 to Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.16  Form of "September Option" Agreements between Haynes
                        Holdings, Inc. and the executive officers of Haynes International,
                        Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1,
                        Registration No. 33-32617.)
                 10.17  Form of "January 1992 Option" Agreements between Haynes
                        Holdings, Inc. and the executive officers of Haynes International,
                        Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.18  Form of "Amendment to Holdings Option Agreements" between
                        Haynes Holdings, Inc. and the executive officers of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.09 to Registration
                        Statement on Form S-4, Registration No. 33-66346.)
                 10.19  Amended and Restated Loan and Security Agreement by and
                        among CoreStates Bank, N.A. and Congress Financial
                        Corporation (Central), as Lenders, Congress Financial
                        Corporation (Central), as Agent for Lenders, and Haynes
                        International, Inc., as Borrower. (Incorporated by reference to
                        Exhibit 10.19 to the Registrant's Form 10-K Report for the year ended September 30, 1996, File No. 333-5411).
                 10.20  Amendment No. 1 to Amended and Restated Loan and Security
                        Agreement by and among CoreStates Bank, N.A. and Congress
                        Financial Corporation (Central), as Lenders, Congress Financial
                        Corporation (Central) as Agent for Lenders, and Haynes
                        International, Inc., as Borrower.  (Incorporated by reference to
                        Exhibit 10.01 to Registrant's Form 8-K Report, Filed January 7,
                        1997, File No. 333-5411.)
(11)                    No Exhibit.
(15)                    No Exhibit.
(18)                    No Exhibit.
(19)                    No Exhibit.
(22)                    No Exhibit.
(23)                    No Exhibit.
(24)                    No Exhibit.
(27)             27.01  Financial Data Schedule.
(28)                    No Exhibit.