Form 10-Q
period 1997-03-31
HAYNES INTERNATIONAL INC
filed 1997-05-15
CIK 858655

SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.    20549


FORM  10-Q

(Mark  One)


[  X  ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

For  the  quarterly  period  ended      March  31,  1997.
                                    --------------------

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For  the  transition  period  from  to.

Commission  File  Number:          333-5411
                             --------------


HAYNES  INTERNATIONAL,  INC.
----------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)






Delaware                                                                     06-1185400
----------------------------------------------------  ---------------------------------
(State or other jurisdiction of                       (IRS Employer Identification No.)
                                                      ---------------------------------
Incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana                                       46904-9013
                                                      ---------------------------------
(Address of principal executive offices)                                     (Zip Code)
                                                      ---------------------------------

(765) 456-6000
(Registrant's telephone number, including area code)
----------------------------------------------------




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

As of April 30, 1997 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

The  Index  to Exhibits begins on page  15 in the sequential numbering system.
                                       ---

Total  pages:            19
             --------------





     HAYNES  INTERNATIONAL,  INC.
     TABLE  OF  CONTENTS






PART I   FINANCIAL INFORMATION                                                                                             Page
-------  ----------------------------------------------------------------------------------------------------------------  ----

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet as of
         September 30, 1996 and March 31, 1997                                                                                3

         Consolidated Condensed Statement of Operations for the Three Months and Six Months ended March 31, 1996 and 1997
                                                                                                                              4

         Consolidated Condensed Statement of Cash Flows for the Six Months ended March 31, 1996 and 1997
                                                                                                                              5

         Notes to Consolidated Condensed Financial Statements                                                                 6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                                  7




PART II  OTHER INFORMATION

         Signatures                                                                                                          14



PART  I  FINANCIAL  INFORMATION
-------------------------------

ITEM  1.          FINANCIAL  STATEMENTS



                                HAYNES INTERNATIONAL, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEET
                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            September 30,    March 31,
                                                                      1996          1997
                                                            ---------------  ------------

ASSETS                                                                        (Unaudited)

Current assets:

     Cash and cash equivalents                              $        4,688   $       798

     Accounts and notes receivable, less allowance for
     doubtful accounts of $900 and $886, respectively               39,624        46,545

     Inventories                                                    74,755        86,647
                                                            ---------------  ------------

Total current assets                                               119,067       133,990
                                                            ---------------  ------------



Property, plant and equipment (at cost)                             85,777        89,978

Accumulated depreciation                                           (54,620)      (58,513)
                                                            ---------------  ------------

Net property, plant and equipment                                   31,157        31,465



Prepayments and deferred charges, net                               11,265        11,131
                                                            ---------------  ------------

     Total assets                                           $      161,489   $   176,586
                                                            ===============  ============



LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

     Accounts payable and accrued expenses                  $       24,814   $    25,548

     Accrued postretirement benefits                                 4,000         4,000

     Revolving credit                                               30,888        44,843

     Note payable                                                      859         1,174

     Income taxes payable                                            1,199         2,639
                                                            ---------------  ------------

Total current liabilities                                           61,760        78,204
                                                            ---------------  ------------



Long-term debt, net of unamortized discount                        137,350       137,455

Accrued postretirement benefits                                     91,813        92,130

Deferred income taxes                                                  485           529
                                                            ---------------  ------------

     Total liabilities                                             291,408       308,318



Redeemable common stock of parent company                              422         2,088



Capital deficiency:

     Common stock, $.01 par value (100 shares authorized, issued and outstanding)

     Additional paid-in capital                                     47,985        49,060

     Accumulated deficit                                          (181,321)     (184,744)

     Foreign currency translation adjustment                         2,995         1,864
                                                            ---------------  ------------

Total capital deficiency                                          (130,341)     (133,820)
                                                            ---------------  ------------

     Total liabilities and capital deficiency               $      161,489   $   176,586
----------------------------------------------------------  ===============  ============

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.





                                  HAYNES INTERNATIONAL, INC.
                        CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                         (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)



                                Three Months Ended              Six Months Ended
                                March 31                        March 31,
                                --------------------            ------------------

                                               1996      1997                1996       1997
                                --------------------  --------  ------------------  ---------

Net revenues                    $            58,809   $61,489   $         109,985   $116,904

Cost of sales                                47,545    46,792              88,406     88,469

Selling and administrative                    4,541     4,881               8,430      9,438

Recapitalization expense                        ---     8,735                 ---      8,735

Research and technical                          924     1,019               1,675      1,981
                                --------------------  --------  ------------------  ---------

Operating income                              5,799        62              11,474      8,281

Other cost (income), net                        220        67                 377        (56)

Interest expense                              5,139     5,068              10,266      9,991

Interest income                                (110)      (40)               (183)       (56)
                                --------------------  --------  ------------------  ---------

Income (loss) before                            550    (5,033)              1,014     (1,598)
   provision for income taxes

Provision for income taxes                      361     1,249                 758      1,825
                                --------------------  --------  ------------------  ---------

Net income (loss)               $               189   $(6,282)  $             256   $ (3,423)
------------------------------  ====================  ========  ==================  =========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.




                          HAYNES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



                                                 Six Months Ended
                                                 March 31,
                                                 ------------------

                                                              1996       1997
                                                 ------------------  ---------

Cash flows from operating activities:

Net income (loss)                                $             256    ($3,423)

Depreciation                                                 3,924      3,726

Amortization                                                   715        500

Non-cash stock option expense                                  ---      2,457

       Change in:

Inventories                                                 (4,522)   (12,553)

Accounts receivable                                         (5,414)    (7,306)

Other, net                                                   1,481      2,365
                                                 ------------------  ---------

Net cash used in operating activities                       (3,560)   (14,234)
                                                 ------------------  ---------



Cash flows from investing activities:

Additions to property, plant and equipment                    (374)    (4,030)

Other investing activities                                      60         15
                                                 ------------------  ---------

Net cash used in investing activities                         (314)    (4,015)
                                                 ------------------  ---------



Cash flows from financing activities:

Net increase in revolving credit                             2,452     14,060

Capital contribution of proceeds from exercise                 ---        284
                                                 ------------------  ---------
of stock options

Net cash provided by financing activities                    2,452     14,344
                                                 ------------------  ---------



Effect of exchange rates on cash                               (63)        15
                                                 ------------------  ---------

Decrease in cash and cash equivalents                       (1,485)    (3,890)



Cash and cash equivalents, beginning of period               5,035      4,688
                                                 ------------------  ---------

Cash and cash equivalents, end of period         $           3,550   $    798
                                                 ==================  =========



Supplemental disclosures of cash flow
    information:

Cash paid during period for:   Interest          $           9,551   $  9,852
                                                 ==================  =========

                               Income taxes      $             729   $    264
===============================================  ==================  =========

The  accompanying  notes  are  an integral part of these financial statements.

                          HAYNES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997


NOTE  1.          BASIS  OF  PRESENTATION

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ending September 30, 1996, filed by the Company with the Securities and Exchange Commission on December 30, 1996. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE  2.          INVENTORIES


     The  following  is  a  summary  of  the  major  classes  of  inventories:



                 September 30, 1996   March 31, 1997
                 -------------------  ----------------
                                           (Unaudited)
                                      ----------------

Raw Materials    $             4,296  $         9,080

Work-in-process               37,643           46,202

Finished Goods                32,046           33,221

Other, net                       770           (1,857)
                 -------------------  ----------------



Net inventories  $            74,755  $        86,646
---------------  ===================  ================



NOTE  3.          INCOME  TAXES

The provision for income taxes for the six months ended March 31, 1996 and 1997 differed from the U.S. federal statutory rate of 34% primarily due to (a) the partial utilization of available U.S. federal net operating loss carryforwards, and (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

NOTE  4.          RECAPITALIZATION

On January 29, 1997, the Company announced that Haynes Holdings, Inc. ( "Holdings" ), its parent corporation, had effected the recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of
Holdings    outstanding  shares  (the   " Recapitalization"  ).   As part of the
Recapitalization, the maximum amount available under the Company's Revolving Credit Facility was increased from $50 to $60 million and Blackstone agreed to provide financial support and assistance to the Company. Certain fees paid by the Company in connection with the Recapitalization have been accounted for as recapitalization expenses and charged against income in the period. Also in connection with these transactions, the Company recorded $2.5 million of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management stock option agreements which eliminated put and call rights associated with the options. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information with respect to the Recapitalization.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED  MARCH  31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

     Net revenues increased approximately $2.7 million, or 4.6%, to approximately $61.5 million in the second quarter of 1997 from approximately $58.8 million in the second quarter of 1996, primarily as a result of a 7.0% increase in shipments, from approximately 4.3 million pounds in the second quarter of 1996 to approximately 4.6 million pounds in the second quarter of 1997. Average selling prices per pound decreased by 3.1% from $13.50 to $13.08 for the second quarter of 1997, compared to the same period in 1996. Decreases in the average selling price per pound occurred as a result of changes in product mix within the aerospace, chemical processing and other market segments.

     Sales to the aerospace market for the second quarter of 1997 increased 17.1% to approximately $26.0 million from approximately $22.2 million for the same period in 1996. The increase in revenue can be attributed to a 26.7% increase in volume to approximately 1.9 million pounds in the second quarter of 1997 from approximately 1.5 million pounds in the second quarter of 1996. The increase in volume offset a decline in the average selling price per pound. This decrease was the result of a proportionately higher increase in volume of nickel-based alloys and forms, relative to the increase in volume of higher-priced, cobalt-containing alloys and forms. The overall increase in sales to the aerospace sector is reflected in the strong order backlog of commercial aircraft and jet engines.

     Volume shipped to the chemical processing industry during the second quarter of 1997 increased by 2.5% to approximately 1.64 million pounds, compared to 1.60 million pounds in the second quarter of 1996. The increase in volume, however, was not sufficient to offset a modest decrease in the average selling price per pound, and revenue from sales to the chemical processing industry in the second quarter of 1997 declined by 1.0% to approximately  $20.4  million  from  approximately  $20.6 million for the same
period  of  1996.    The  average  selling  price  declined  2.8%  due  to
proportionately higher sales of lower-priced alloy and form combinations. The Company realized increases in sales in the domestic market and through its European affiliates, while sales to export customers declined. The decrease in export sales reflects lower requirements from key export distributors and the absence of any significant project activity.

     Sales to the land-based gas turbine market decreased by 39.7% in the second quarter of 1997 to approximately $3.5 million from approximately $5.8 million for the comparable period in 1996. The sales decrease was the result of a 46.6% decrease in volume to approximately 275,000 pounds in the second quarter of 1997, compared to approximately 515,000 pounds in the second
quarter  of  1996.    This change in volume is due to a major pipeline project
experienced in the second quarter of 1996 which did not repeat in 1997, and the reduced requirements in the European gas turbine manufacturers program. Sales to customers other than these have declined slightly, but remain stable.

     Sales to the flue gas desulfurization ( FGD ) market increased to approximately $3.0 million in the second quarter of 1997, as compared to approximately $2.8 million for the same period in 1996. The improved sales results can be attributed to an increase in volume from approximately 320,000 pounds in the second quarter of 1996 to approximately 340,000 pounds in the second quarter of 1997.

     Sales to the oil and gas industry were insignificant for the second quarter for both 1997 and 1996. Sales to this sector are typically linked to sour gas project requirements. These requirements vary substantially from quarter-to-quarter and year-to-year.

     Sales to other markets increased 17.2% in the second quarter of 1997 to approximately $7.5 million from approximately $6.4 million for the same period a year ago as a result of two major projects in the United States in the current period. The increase in volume was more than sufficient to offset a 8.1% decline in average selling price. The decline in the average selling price can largely be attributed to a drop in sales of higher-priced, cobalt-based alloy products.

     Cost of sales as a percent of net revenues decreased to 76.1% from 80.8% in the respective periods as a result of lower raw material costs and higher capacity utilization.

     Selling and administrative expenses increased approximately $300,000 to approximately $4.9 million for the second quarter of 1997 from approximately $4.6 million in the second quarter of 1996. The increase was primarily attributable to salary increases.

     Recapitalization expense of approximately $8.7 million recorded in the second quarter of 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the Recapitalization and approximately $2.5 million in non-cash compensation expense pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.

     Research and technical expenses increased approximately $100,000 to approximately $1.0 million in the second quarter of 1997 from approximately $900,000 in the second quarter of 1996, primarily as a result of salary increases and headcount additions as compared to the same period in the prior year. Also, research efforts sponsored by the Company at various universities were increased during the second quarter of 1997, as compared to the same period a year ago.

     As a result of the above factors, the Company recognized operating income for the second quarter of 1997 of approximately $62,000, approximately $1.2 million of which was contributed by the Company's foreign subsidiaries. For the second quarter of 1996, operating income was approximately $5.8 million, of which approximately $1.1 million was contributed by the Company's foreign subsidiaries.

     Other cost, net, decreased approximately $150,000 from approximately $220,000 in the second quarter of 1996 to approximately $70,000 for the second quarter of 1997, primarily as a result of increased foreign exchange gains realized in the second quarter of 1997.

     Interest expense decreased approximately $100,000 to approximately $5.1 million for the second quarter of 1997 from approximately $5.2 million for the same period in 1996. Lower interest rates and reduced debt issue cost amortization, achieved as a result of the refinancing of the Company's long-term debt in 1996, contributed to the decrease. This decrease was partially offset by higher revolving credit balances during the second quarter of 1997, compared to the same period in 1996.

     The provision for income taxes of approximately $1.2 million for the second quarter of 1997 increased by approximately $900,000 due primarily to current U.S. taxes payable recorded during the second quarter. Due to the change in control of the Company's parent which occurred in January, 1997, the Company's ability to offset U.S. taxable income with U.S. net operating loss carryforwards is limited, which was not the case during the second quarter of 1996.

     As a result of the above factors, the Company recognized a net loss for the second quarter of 1997 of approximately $6.3 million, compared to net income of approximately $189,000 for the second quarter of 1996.

SIX  MONTHS  ENDED  MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

     Net revenues increased approximately $6.9 million, or 6.3%, to approximately $116.9 million in the first half of 1997 from approximately $110.0 million in the first half of 1996, primarily as a result of a 12.8% increase in shipments, from approximately 7.8 million pounds in the first six months of 1996 to approximately 8.8 million pounds in the first six months of 1997. Volume increases occurred in essentially all markets except the land-based gas turbine market. Average selling prices per pound decreased by 6.2% from $13.88 to $13.02 for the first six months of 1997, compared to the same period in 1996. Decreases in the average selling price per pound occurred in the aerospace, chemical processing, and other market segments as a result of changes in product mix.

     Sales to the aerospace market for the first half of 1997 increased 21.2% to approximately $49.1 million from approximately $40.5 million for the same period in 1996. The increase in revenue can be attributed to a 29.6% increase in volume to approximately 3.5 million pounds in the first half of 1997 from approximately 2.7 million pounds in the first half of 1996. This volume increase offset a decline in average selling price per pound, caused by a proportionately higher increase in the volume of the lower-priced, nickel-based alloys and forms, compared to the higher-priced, cobalt-containing alloys and forms. Sales in the aerospace sector remain strong in the U.S. and Europe, while lagging in the export market, compared to the same period in 1996.

     Volume shipped to the chemical processing industry during the first half of 1997 increased by 6.5% to approximately 3.3 million pounds, compared to 3.1 million pounds in the first half of 1996. The increase in volume, however, was not sufficient to offset a decrease in the average selling price per pound, and revenue from sales to the chemical processing industry in the first six months of 1997 declined by 3.1% to approximately $40.8 million from approximately $42.1 million for the same period of 1996. Revenue from domestic customers and through the Company's European affiliates increased due to increases in volume. Export sales declined due to lower sales to key export distributors and the absence of any significant projects. The decline in the average selling price can be attributed to proportionately higher sales of lower-priced alloy and form combinations. Sales of higher-priced tubular products, in particular, were appreciably lower due to the absence of any significant project activity.

     Sales to the land-based gas turbine market declined by 17.2% in the first half of 1997 to approximately $7.7 million from approximately $9.3 million for the comparable period in 1996. The sales decrease was the result of a 25.0% decrease in volume to approximately 600,000 pounds in the first half of 1997 compared to approximately 800,000 pounds in the first half of 1996. This change in volume is a result of a major European gas pipeline project in 1996 that did not repeat in the current six month period. The decline is further influenced by the reduced requirements from the European manufacturers gas turbine program for power generation. These declines have significantly impacted the export and European market segments, while the U.S. market has continued to grow modestly in volume and revenue.

     Sales to the flue gas desulfurization market increased to approximately $5.1 million in the first half of 1997 as compared to approximately $3.5 million for the same period in 1996. The improved sales results can be attributed to an increase in volume from approximately 400,000 pounds in the first six months of 1996 to approximately 550,000 pounds in the first six months of 1997. The increase in volume was accompanied by a 3.3% increase in the average selling price. The favorable change in volume and sales can be attributed to FGD projects in Spain, Italy and the United States. It is estimated that about 50% of the volume can be attributed to maintenance of existing FGD systems, and the balance to construction of new systems.

     Sales to the oil and gas industry were insignificant for the first half of both 1997 and 1996. Sales to this sector are typically linked to sour gas
project  requirements.    These  requirements  vary  substantially  from
quarter-to-quarter and year-to-year. The Company's backlog for this sector indicates 1997 sales likely will exceed those for 1996.

     Sales to other markets declined 1.6% in the first six months of 1997 to approximately $12.4 million from approximately $12.6 million for the same period a year ago as a result of a decline in the average selling price. This can be attributed to proportionately lower sales of higher-priced alloys.

     Cost of sales as a percent of net revenues decreased to 75.7% from 80.4% in the respective periods as a result of lower raw material costs and higher capacity utilization. Average raw material costs increased in the second quarter of 1997, compared to the first quarter of 1997, yet remained below the prior year averages. Volume in the higher-priced, high value-added, product sheet and coil form increased in the first half of 1997, compared to the first half of 1996. Increased capacity utilization in these operations led to efficiencies that lowered per-unit cost.

     Selling and administrative expenses increased approximately $1.0 million to approximately $9.4 million for the first half of 1997 from approximately $8.4 million in the first half of 1996. The increase was primarily the result of a net increase of approximately $500,000 in payments and accruals for incentive compensation in 1997, compared to the same period in 1996. Salary increases contributed to the remaining increase in selling and administrative expenses.

     Recapitalization expense of approximately $8.7 million recorded in the first half of 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the Recapitalization and approximately $2.5 million in non-cash compensation expense pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.

     Research and technical expenses increased approximately $300,000 to approximately $2.0 million in the first half of 1997 from approximately $1.7 million in the first half of 1996, primarily as a result of salary increases combined with headcount additions which occurred in the latter part of 1996. Also, research efforts sponsored by the Company at various universities were increased during the first six months of 1997, as compared to the same period a year ago.

     As a result of the above factors, the Company recognized operating income for the first six months of 1997 of approximately $8.3 million, approximately $2.5 million of which was contributed by the Company's foreign subsidiaries. For the first six months of 1996, operating income was approximately $11.5 million, of which approximately $2.0 million was contributed by the Company's foreign subsidiaries.

     Other cost (income), net, decreased approximately $400,000 from an expense of approximately $350,000 in the first half of 1996 to income of approximately $50,000 for the first half of 1997, primarily as a result of foreign exchange gains realized in the first six months of 1997, as compared to foreign exchange losses experienced during the first six months of 1996.

     Interest expense decreased approximately $300,000 to approximately $10.0 million for the first six months of 1997 from approximately $10.3 million for the same period in 1996, due primarily to lower interest rates and reduced debt issue cost amortization, achieved as a result of the refinancing of the
Company's  long-term  debt  in  1996.   This decrease was partially offset by
higher revolving credit balances during the first half of 1997, compared to the same period in 1996.

     The provision for income taxes of approximately $1.8 million for the first half of 1997 increased by approximately $1.0 million from approximately $800,000 due to taxes on higher foreign earnings and current U.S. taxes payable recorded during the second quarter. Due to the change in control of the Company in January, 1997, the Company's ability to offset taxable income with U.S. net operating loss carryforwards is now limited.

     As a result of the above factors, the Company recognized net loss for the first half of 1997 of approximately $3.4 million, compared to net income of approximately $300,000 for the first half of 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's near-term future cash needs will be driven by working capital requirements, which are likely to increase, and planned capital expenditures. Capital expenditures were approximately $4.0 million in the first half of 1997, as compared to capital expenditures of approximately $400,000 for the first half of 1996. The increased capital investments for 1997 and 1998 are designated for significant new equipment and integrated information systems. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. Moreover, the Company does not currently have any significant capital expenditure commitments. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (Central) (the Facility ). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash used in operating activities in the first half of 1997 was approximately $14.2 million, as compared to approximately $3.6 million in the first half of 1996. The negative cash flow from operations for 1997 was primarily a result of net loss of approximately $3.4 million, increases of approximately $12.5 million in inventories and approximately $7.3 million in accounts receivable, which were offset by non-cash depreciation and amortization expenses of approximately $4.2 million, non-cash stock option expense of approximately $2.5 million, an increase in the accounts payable and accrued expenses balance of approximately $2.6 million and other adjustments. Net cash used in investing activities increased from approximately $300,000 in the first half of 1996 to approximately $4.0 million in the first half of 1997, primarily as a result of higher capital expenditures. Net cash provided by financing activities for the first half of 1997 was approximately $14.4 million due to net increased borrowings of approximately $14.1 million under the Facility, offset by approximately $300,000 received by the Company in the form of a capital contribution of proceeds from the exercise of certain management stock options. Cash for the first half of 1997 decreased approximately $3.9 million, resulting in a March 31, 1997 cash balance of approximately $800,000. Cash in the first six months of 1996 decreased approximately $1.5 million, resulting in a cash balance of approximately $3.5 million at March 31, 1996.

     Total debt at March 31, 1997, was approximately $182.3 million compared to approximately $168.2 million at September 30, 1996, reflecting increased borrowing under the Facility.

     At March 31, 1997, approximately $44.8 million had been borrowed pursuant to the Facility compared to approximately $30.9 million at September 30, 1996. In addition, as of March 31, 1997, approximately $3.1 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $11.8 million on the Facility at March 31, 1997. In January, 1997, the aggregate amount available under the Facility was increased from $50 to $60 million (see "Recapitalization" ).

RECAPITALIZATION

     The Company announced on January 29, 1997 that the Recapitalization had been effected, and that in connection therewith Holdings had completed a stock purchase transaction with Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ( Blackstone ) and a stock redemption transaction with MLGA Fund II, L.P. and MLGAL Partners L.P., the principal investors in Holdings prior to the Recapitalization. As part of the Recapitalization, Holdings redeemed approximately 79.9% of its outstanding shares of common stock at $10.15 per share in cash and Blackstone purchased a like number of shares at the same price. Due to this change in ownership, the Company's ability to utilize its U.S. net operating loss carryforwards will be limited in the future. In conjunction with the above-mentioned transactions, the maximum amount available under the Company's Facility was increased from $50 to $60 million.

ACCOUNTING  PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of is effective for the year ending September 30, 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the opinion of management, this statement is not expected to materially impact the Company's financial position or results of operations.

     SFAS No. 123 Accounting for Stock-Based Compensation , is effective for the year ending September 30, 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. Companies that choose not to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules of Accounting Principles Board Opinion (APB) No. 25, but will be required to provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, if material. APB No. 25 requires that there be no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, where the exercise price is equal to or greater than the market price at the data of grant. The Company expects to continue to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

     SFAS  No.  129,    Disclosure of Information about Capital Structure , is
effective for the year ending September 30, 1998. In the opinion of management, SFAS No. 129 will not have a material impact on the Company's financial position or results of operations.

     American Institute of Certified Public Accountants Statement of Position No. 96-1, Environmental Remediation Liabilities , is effective for the year ending September 30, 1998. Management has not yet determined the impact that adoption of this statement will have on the Company's financial position or results of operations, but does not anticipate that material liabilities will need to be recorded in addition to those already provided for under the provisions of generally accepted accounting principles as prescribed by SFAS
No.  5,    Accounting  for  Contingencies  .

------

PART  II    OTHER  INFORMATION
------------------------------

ITEM  1.          Not  applicable
--------

ITEM  2.          Not  applicable
--------

ITEM  3.          Not  applicable
--------

ITEM  4.        In connection with the recapitalization of the Company and the
--------
Company's parent, Haynes Holdings, Inc. ("Holdings"), Holdings as the sole stockholder of the Company approved (a) the Recapitalization of the of trannsactions contemplated in connection therewith and (b) the reconstitution the Board of Directors, such that the Board of Directors of the Company is now composed of the following individuals:
Michael D. Austin, Ira Starr, David A. Stockman, Chin Chu, David Blitzer and Glenn Hutchins.

ITEM  5.          Not  applicable
--------

ITEM  6.          Exhibits  and  Reports  on  Form  8-K
--------          -------------------------------------

(a)          Exhibits.    See  Index  to  Exhibits
             --------
(b)       Reports on Form 8-K.  Two reports on Form 8-K have been filed during
          --------------------
the  quarter  for  which  this  report  is  filed.

1. On January 22, 1997, a report on Form 8-K was filed to report the pending sale of a controlling interest in the Company's parent, Haynes Holdings, Inc., which was disclosed in a press release issued January 7, 1997. Amendment No. 1 to the Amended and Restated Loan and Security Agreement with CoreStates Bank, N.A. and Congress Financial Corporation (Central) was also filed with this report.

2. On February 13, 1997, a report on Form 8-K was filed to report the sale of a controlling interest in Haynes Holdings, Inc. to Blackstone Capital Partners II Merchant Banking Fund L.P. and two of Blackstone s affiliates. Amendment No. 2 to the Amended and Restated Loan and Security Agreement with CoreStates Bank, N.A. and Congress Financial Corporation (Central) was also filed with this report.










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



     HAYNES  INTERNATIONAL,  INC.




      /s/      Michael  D.  Austin
     -----------------------------
M.  D.  Austin
President  and  Chief  Executive  Officer





      /s/      Joseph  F.  Barker
     ----------------------------
J.  F.  Barker
Vice  President,  Finance
Chief  Financial  Officer




Date:  May  14,  1997




     INDEX  TO  EXHIBITS





                                                                                                    Sequential
 Number                                                                                             Numbering
 Assigned In                                                                                        System Page
 Regulation S-K                                                                                     Number of
    Item 601                                                                                        Exhibit
----------------                                                                                    -----------

(2)                2.01  Stock Purchase Agreement, dated as of January 24, 1997, among
                         Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone
                         Offshore Capital Partners II Merchant Banking Fund L.P., Blackstone
                         Family Investment Partnership L.P., Haynes Holdings, Inc. and Haynes
                         International, Inc. (Incorporated by reference to Exhibit 2.01 to
                         Registrant s Form 8-K Report, filed February 13, 1997, File No. 333-
                                                                                            5411.)

                   2.02  Stock Redemption Agreement, dated as of January 24, 1997, among
                         MLGA Fund II, L.P., MLGAL Partners, L.P. and Haynes Holdings, Inc.
                         (Incorporated by reference to Exhibit 2.02 to Registrant s Form 8-K
                         Report, filed February 13, 1997, File No. 333-5411.)

                   2.03  Exercise and Repurchase Agreement, dated as of January 24, 1997, among Haynes Holdings, Inc. and the holders as listed therein.
                         (Incorporated by reference to Exhibit 2.03 to Registrant s Form 8-K
                         Report, filed February 13, 1997, File No. 333-5411.)

                   2.04  Consent Solicitation and Offer to Redeem, dated January 30, 1997.
                         (Incorporated by reference to Exhibit 2.04 to Registrant s Form 8-K
                         Report, filed February 13, 1997, File No. 333-5411.)

                   2.05  Letter of Transmittal, dated January 30, 1997.  (Incorporated by reference to Exhibit 2.05 to Registrant s Form 8-K Report, filed
                         February 13, 1997, File No. 333-5411.)

(3)                3.01  Restated Certificate of Incorporation of Registrant.  (Incorporated by
                         reference to Exhibit 3.01 to Registration Statement on Form S-1,
                         Registration No. 33-32617.)

                   3.02  By-laws of Registrant.  (Incorporated by reference to Exhibit 3.02 to
                         Registration Statement on Form S-1, Registration No. 33-32617).

(4)                4.01  Indenture, dated as of August 23, 1996, between Haynes International,
                         Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior
                         Notes Due 2004, table of contents and cross-reference sheet.
                         (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-
                         K Report for the year ended September 30, 1996, File No. 333-5411.)

                   4.02  Form of 11 5/8% Senior Note Due 2004.  (Incorporated by reference to
                         Exhibit 4.02 to the Registrant's Form 10-K Report for the year ended
                         September 30, 1996, File No. 333-5411.)

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

                  10.05  Fifth Amendment to Stock Subscription Agreement, dated as of
                         January 29, 1997, among Haynes Holdings, Inc., Haynes International,
                         Inc. and the persons on the signature pages thereof. (Incorporated by reference to Exhibit 4.02 to Registrant s Form 8-K Report, filed
                         February 13, 1997, File No. 333-5411.)

                  10.06  Termination of Stock Subscription Agreement, dated March 31, 1997.

                  10.07  Stockholders Agreement, dated as of August 31, 1989, among Haynes
                         Holdings, Inc. and the persons listed on the signature pages thereto
                         (Investors).  (Incorporated by reference to Exhibit 4.08 to Registration
                         Statement on Form S-1, Registration No. 33-32617.)

                  10.08  Amendment to the Stockholders Agreement To Add a Party, dated
                         August 14, 1992, among Haynes Holdings, Inc., MLGA Fund II, L.P., and the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.09  Amended Stockholders  Agreement, dated as of January 29, 1997, among Haynes Holdings, Inc. and the investors listed therein.
                         (Incorporated by reference to Exhibit 4.01 to Registrant s Form 8-K
                         Report, filed February 13, 1997, File No. 333-5411.)

                  10.10  First Amendment to the Amended Stockholders  Agreement, dated
                         March 31, 1997.

                  10.11  Investment Agreement, dated August 10, 1992, between MLGA Fund
                         II, L.P., and Haynes Holdings, Inc. (Incorporated by reference to
                         Exhibit 10.22 to Registration Statement on Form S-4, Registration
                         No. 33-66346.)

                  10.12  Investment Agreement, dated August 10, 1992, between MLGAL
                         Partners, Limited Partnership and Haynes Holdings, Inc. (Incorporated
                         by reference to Exhibit 10.23 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.13  Investment Agreement, dated August 10, 1992, between Thomas F.
                         Githens and Haynes Holdings, Inc. (Incorporated by reference to
                         Exhibit 10.24 to Registration Statement on Form S-4, Registration
                         No. 33-66346.)

                  10.14  Consent and Waiver Agreement, dated August 14, 1992, among
                         Haynes Holdings, Inc., Haynes International, Inc., MLGA Fund II, L.P.,
                         and the persons listed on the signature pages thereto.  (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.15  Executive Employment Agreement, dated as of September 1, 1993, by and among Haynes International, Inc., Haynes Holdings, Inc. and
                         Michael D. Austin. (Incorporated by reference to Exhibit 10.26 to the
                         Registration Statement on Form S-4, Registration No. 33-66346.)

                  10.16  Amendment to Employment Agreement, dated as of July 15, 1996 by and among Haynes International, Inc., Haynes Holdings, Inc. and
                         Michael D. Austin (Incorporated by reference to Exhibit 10.15 to
                         Registration Statement on S-1, Registration No. 333-05411).

                  10.17  Haynes Holdings, Inc. Employee Stock Option Plan.  (Incorporated by
                         reference to Exhibit 10.08 to Registration Statement on Form S-1,
                         Registration No. 33-32617.)

                  10.18  First Amendment to the Haynes Holdings, Inc. Employee Stock Option
                         Plan, dated March 31, 1997.

                  10.19  Form of "New Option" Agreements between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit.  (Incorporated by reference to Exhibit 10.09 to
                         Registration Statement on Form S-1, Registration No. 33-32617.)
                         -------------------------------------------------------------------------



                  10.20  Form of "September Option" Agreements between Haynes Holdings,
                         Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1, Registration No. 33-32617.)

                  10.21  Form of "January 1992 Option" Agreements between Haynes Holdings,
                         Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-4, Registration No. 33-66346.)

                  10.22  Form of "Amendment to Holdings Option Agreements" between
                         Haynes Holdings, Inc. and the executive officers of Haynes
                         International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-4,
                         Registration No. 33-66346.)

                  10.23  Form of March 1997 Amendment to Holdings Option Agreements.

                  10.24  March 1997 Amendment to Amended and Restated Holdings Option
                         Agreement, dated March 31, 1997.

                  10.25  Amended and Restated Loan and Security Agreement by and among
                         CoreStates Bank, N.A. and Congress Financial Corporation (Central),
                         as Lenders, Congress Financial Corporation (Central), as Agent for
                         Lenders, and Haynes International, Inc., as Borrower. (Incorporated by
                         reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the
                         year ended September 30, 1996, File No. 333-5411).

                  10.26  Amendment No. 1 to Amended and Restated Loan and Security
                         Agreement by and among CoreStates Bank, N.A. and Congress
                         Financial Corporation (Central), as Lenders, Congress Financial
                         Corporation (Central) as Agent for Lenders, and Haynes International,
                         Inc., as Borrower.  (Incorporated by reference to Exhibit 10.01 to
                         Registrant's Form 8-K Report, filed January 22, 1997, File No. 333-
                                                                                            5411.)

                  10.27  Amendment No. 2 to Amended and Restated Loan and Security
                         Agreement, dated January 29, 1997, among CoreStates Bank, N.A.
                         and Congress Financial Corporation (Central), as Lenders, Congress
                         Financial Corporation (Central), as agent for Lenders, and Haynes
                         International, Inc.  (Incorporated by reference to Exhibit 10.01 to
                         Registrant s Form 8-K Report, filed February 13, 1997, File No. 333-
                                                                                            5411.)

(11)                     No Exhibit.

(15)                     No Exhibit.

(18)                     No Exhibit.

(19)                     No Exhibit.

(22)                     No Exhibit.

(23)                     No Exhibit.

(24)                     No Exhibit.

(27)              27.01  Financial Data Schedule.

(99)                     No Exhibit.
----------------         -------------------------------------------------------------------------