Form 10-Q
period 1997-06-30
HAYNES INTERNATIONAL INC
filed 1997-08-14
CIK 858655

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q

(Mark One)


[  X  ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended   June 30, 1997.

     or

[     ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from                          to
 .

     Commission File Number:     333-5411






HAYNES INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Delaware                                                                        06-1185400
(State or other jurisdiction of                          (IRS Employer Identification No.)
 incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana                                          46904-9013
(Address of principal executive offices)                                        (Zip Code)

(765) 456-6000
(Registrant's telephone number,
 including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X         No

As of July 31, 1997 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

The Index to Exhibits begins on page  16   in the sequential numbering system.

Total pages:       20




HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS





PART I   FINANCIAL INFORMATION                                                Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet as of
         September 30, 1996 and June 30, 1997                                    3

         Consolidated Condensed Statement of Operations for the Three Months
         and Nine Months ended June 30, 1996 and 1997                            4

         Consolidated Condensed Statement of Cash Flows for the Nine Months
         ended June 30, 1996 and 1997                                            5

         Notes to Consolidated Condensed Financial Statements                    6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8




PART II  OTHER INFORMATION

         Signatures                                                             15

         Index to Exhibits                                                      16

PART I FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS



HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                            September 30,    June 30,
                                                                      1996          1997

ASSETS                                                                        (Unaudited)

Current assets:

     Cash and cash equivalents                              $        4,688   $     2,373

     Accounts and notes receivable, less allowance for
        doubtful accounts of $900 and $896, respectively            39,624        47,412

     Inventories                                                    74,755        86,183

Total current assets                                               119,067       135,968



Property, plant and equipment (at cost)                             85,777        91,656

Accumulated depreciation                                           (54,620)      (60,350)

Net property, plant and equipment                                   31,157        31,306



Deferred income taxes                                                             35,580

Prepayments and deferred charges, net                               11,265        10,947

     Total assets                                           $      161,489   $   213,801



LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

     Accounts payable and accrued expenses                  $       24,814   $    25,324

     Accrued postretirement benefits                                 4,000         4,000

     Revolving credit                                               30,888        44,342

     Note payable                                                      859         1,938

     Income taxes payable                                            1,199         2,917

     Deferred income taxes                                                         1,615

Total current liabilities                                           61,760        80,136



Long-term debt, net of unamortized discount                        137,350       137,510

Accrued postretirement benefits                                     91,813        92,178

 Deferred income taxes                                                 485

     Total liabilities                                             291,408       309,824



Redeemable common stock of parent company                              422         2,088



Capital deficiency:

     Common stock, $.01 par value (100 shares authorized, issued and outstanding)

     Additional paid-in capital                                     47,985        49,070

     Accumulated deficit                                          (181,321)     (148,981)

     Foreign currency translation adjustment                         2,995         1,800

Total capital deficiency                                          (130,341)      (98,111)

     Total liabilities and capital deficiency               $      161,489   $   213,801

The accompanying notes are an integral part of these financial statements.



HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS)




                                                            Three Months               Nine Months
                                                            Ended                      Ended
                                                            June 30,                   June 30,

                                                                     1996       1997           1996       1997

Net revenues                                                $      60,401   $ 62,944   $    170,386   $179,848

Cost of sales                                                      48,305     49,590        136,711    138,060

Selling and administrative                                          4,536      4,551         12,966     13,989

Recapitalization expense                                                                                 8,735

Research and technical                                                854        888          2,529      2,869

Operating income                                                    6,706      7,915         18,180     16,195

Other cost (income), net                                               36         (2)           413        (58)

Interest expense                                                    5,129      5,343         15,395     15,334

Interest income                                                       (74)       (75)          (257)      (131)

Income before provision   for (benefit from) income taxes
                                                                    1,615      2,649          2,629      1,050

Provision for (benefit from)                                          271    (33,116)         1,029    (31,290)
   income taxes

Net income                                                  $       1,344   $ 35,765   $      1,600   $ 32,340



The accompanying notes are an integral part of these financial statements.



HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)





                                                Nine Months Ended
                                                June 30,

                                                              1996       1997

Cash flows from operating activities:

Net income                                      $            1,600   $ 32,340

Depreciation                                                 5,844      5,572

Amortization                                                 1,035        837

       Deferred income taxes                                  (429)   (34,368)

Non-cash stock option expense                                           2,457

       Change in:

Inventories                                                (14,541)   (12,038)

Accounts receivable                                         (5,995)    (8,204)

Accounts payable and accruals                                9,465      1,850

Other, net                                                      38      1,044

Net cash used in operating activities                       (2,983)   (10,510)



Cash flows from investing activities:

Additions to property, plant and equipment                    (801)    (5,715)

Other investing activities                                      57         29

Net cash used in investing activities                         (744)    (5,686)



Cash flows from financing activities:

Net increase in revolving credit                             3,654     13,613

Capital contribution of proceeds from
          exercise of stock options                                       294

Net cash provided by financing activities                    3,654     13,907



Effect of exchange rates on cash                              (173)       (26)

Decrease in cash and cash equivalents                         (246)    (2,315)



Cash and cash equivalents, beginning of period               5,035      4,688

Cash and cash equivalents, end of period        $            4,789   $  2,373



Supplemental disclosures of cash flow
    information:

Cash paid during period for:   Interest         $           12,729   $ 10,781

                               Income taxes     $            1,535   $  1,359

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997


NOTE 1.     BASIS OF PRESENTATION

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ending September 30, 1996, filed by the Company with the Securities and Exchange Commission on December 30, 1996. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE 2.     INVENTORIES



     The following is a summary of the major classes of inventories:




                 September 30, 1996   June 30, 1997
                                          (Unaudited)

Raw Materials    $             4,296  $        6,885

Work-in-process               37,643          45,597

Finished Goods                32,046          34,799

Other, net                       770          (1,098)



Net inventories  $            74,755  $       86,183


NOTE 3.     INCOME TAXES

During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36.4 million and recorded approximately a $34.5 million deferred income tax benefit. This reversal was due to the Company s assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits. Excluding this reversal, the provision for income taxes for the nine months ended June 30, 1996 and 1997 differed from the U.S. federal statutory rate of 34% primarily due to (a) the partial utilization of available U.S. federal net operating loss carryforwards, and (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

NOTE 4.     RECAPITALIZATION

On January 29, 1997, the Company announced that Haynes Holdings, Inc. (" Holdings"), its parent corporation, had effected the recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of
Holdings  outstanding shares ("the  Recapitalization").   As part of the
Recapitalization, the maximum amount available under the Company's Revolving Credit Facility was increased from $50 to $60 million and Blackstone agreed to provide financial support and assistance to the Company. Certain fees paid by the Company in connection with the Recapitalization have been accounted for as recapitalization expenses and charged against income in the period. Also in connection with these transactions, the Company recorded $2.5 million of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management stock option agreements which eliminated put and call rights associated with the options. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future. See Management s Discussion and Analysis of Financial Condition and Results of Operations for additional information with respect to the Recapitalization.


















[Remainder of page intentionally left blank.]

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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net revenues increased approximately $2.5 million, or 4.1%, to approximately $62.9 million in the third quarter of 1997 from approximately $60.4 million in the third quarter of 1996, primarily as a result of an 8.9% increase in volume, from approximately 4.5 million pounds in the third quarter of 1996 to approximately 4.9 million pounds in the third quarter of 1997. Average selling price per pound decreased by 4.0% from $13.21 to $12.68 for the third quarter of 1997, compared to the same period in 1996.

     Sales to the aerospace market for the third quarter of 1997 increased 29.6% to approximately $29.8 million from approximately $23.0 million for the same period in 1996. The increase in revenue can be attributed to a 43.8% increase in volume to approximately 2.3 million pounds in the third quarter of 1997 from approximately 1.6 million pounds in the third quarter of 1996. The increase in volume was offset by a decline in the average selling price per pound. This decrease was the result of a proportionately higher increase in volume of lower priced nickel-based alloys and forms, relative to the increase in volume of higher priced, cobalt-containing alloys and forms. The overall increase in sales to the aerospace sector reflects the strong build schedules of commercial aircraft and jet engine manufacturers.

     Revenue from sales to the chemical processing industry in the third quarter of 1997 declined by 6.0% to approximately $18.8 million from approximately $20.0 million for the same period of 1996. Sales to the export market increased, while domestic sales declined. Volume shipped to the chemical processing industry during the third quarter of 1997 remained flat at approximately 1.6 million pounds compared to the third quarter of 1996. The average selling price declined 4.9% due to the combination of higher sales of lower cost, lower priced product forms, and lower sales of higher cost, higher priced product forms. In particular, sales of higher cost, higher priced tubular products were lower compared to the comparable period in fiscal 1996.

     Sales to the land-based gas turbine market increased by 32.5% in the third quarter of 1997 to approximately $5.3 million from approximately $4.0 million for the comparable period in 1996. The sales increase was the result of a 13.3% increase in volume to approximately 425,000 pounds in the third quarter of 1997, compared to approximately 375,000 pounds in the third quarter of 1996. In addition, the average selling price per pound increased to $12.19 in the third quarter of 1997, a 15.0% increase over the $10.60 experienced in the third quarter of 1996. The increase is attributable to a large volume increase of the higher cost, higher priced cobalt- containing alloy flat products.

     Sales to the flue gas desulfurization ("FGD") market decreased to approximately $475,000 in the third quarter of 1997, as compared to approximately $2.7 million for the same period in 1996. The declining sales results can be attributed to a decrease in volume from approximately 300,000 pounds in the third quarter of 1996 to approximately 50,000 pounds in the third quarter of 1997. FGD business typically involves large project requirements which vary significantly from quarter to quarter.

     Sales to the oil and gas market decreased by 19.5% in the third quarter of 1997 to approximately $3.3 million from approximately $4.1 million a year ago. The decline in sales is the result of a decrease of 10.1% in volume shipped, and a 9.6% decrease in average selling price per pound. Sales to this sector are typically linked to sour gas project requirements. These requirements vary substantially from quarter to quarter.

     Sales to other markets decreased 21.1% in the third quarter of 1997 to approximately $4.5 million from approximately $5.7 million for the same period a year ago. The decline in revenue can largely be attributed to reclassification of sales to key distributors to specific market categories.

     Cost of sales as a percent of net revenues decreased to 78.8% in the third quarter of 1997 from 80.0% in the same period last year, as a result of higher capacity utilization, partially offset by higher raw material prices.

     Selling and administrative expenses remained flat at approximately $4.5 million for the third quarter of 1997 and 1996. Salary and headcount increases were offset by final adjustments to reserves established in connection with the postponement of the Company's initial public offering.

     Research and technical expenses increased approximately $50,000 to approximately $900,000 in the third quarter of 1997 from approximately $850,000 in the third quarter of 1996, primarily as a result of salary increases and headcount additions as compared to the same period in the prior year.

     As a result of the above factors, the Company recognized operating income for the third quarter of 1997 of approximately $7.9 million, approximately $1.0 million of which was contributed by the Company's foreign subsidiaries. For the third quarter of 1996, operating income was approximately $6.7 million, of which approximately $2.1 million was contributed by the Company's foreign subsidiaries.

     Other cost (income), net, decreased approximately $50,000 from approximately $50,000 in the third quarter of 1996, primarily as a result of lower bank charges in the third quarter of 1997.

     Interest expense increased approximately $200,000 to approximately $5.3 million for the third quarter of 1997 from approximately $5.1 million for the same period in 1996. Higher revolving credit balances during the third quarter of fiscal 1997 contributed to the increase. This increase was partially offset by lower interest rates during the third quarter of fiscal 1997 compared to the same period a year ago.

     The provision for (benefit from) income taxes decreased by approximately $34.1 million during the third quarter of fiscal 1997. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance and recorded a $34.5 million deferred income tax benefit. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.

     As a result of the above factors, the Company recognized net income for the third quarter of 1997 of approximately $35.8 million, compared to approximately $1.3 million for the third quarter of 1996.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

     Net revenues increased approximately $9.4 million, or 5.5%, to approximately $179.8 million in the first nine months of 1997 from approximately $170.4 million in the first nine months of 1996, primarily as a result of a 12.2% increase in shipments, from approximately 12.3 million pounds in the first nine months of 1996 to approximately 13.8 million pounds in the first nine months of 1997.

     Sales to the aerospace market for the first nine months of 1997 increased 23.3% to approximately $78.9 million from approximately $64.0 million for the same period in 1996. The increase in revenue can be attributed to a 34.9% increase in volume to approximately 5.8 million pounds in the first nine months of 1997 from approximately 4.3 million pounds in the first nine months of 1996. This volume increase offset a decline in average selling price per pound, caused by a proportionately higher increase in the volume of the lower priced, nickel- based alloys and forms, compared to the higher priced cobalt-containing alloys and forms.

     Sales to the chemical processing industry in the first nine months of 1997 declined by 3.1% to approximately $59.7 million from approximately $61.6 million for the same period of 1996. Volume shipped to the chemical processing industry during the first nine months of 1997 increased by 4.3% to approximately 4.9 million pounds, compared to 4.7 million pounds in the first nine months of 1996. The increase in volume, however, was not sufficient to offset a decrease in the average selling price per pound. The drop in the average selling price per pound reflects lower sales of higher cost, higher priced product forms, and higher sales of lower cost, lower priced product forms. In particular, sales of tubular products declined, while sales of forged billet and forged bar products increased during the first nine months of fiscal 1997 compared to the same period a year ago.

     Sales to the land-based gas turbine market declined by 3.7% in the first nine months of 1997 to approximately $12.9 million from approximately $13.4 million for the comparable period in 1996. The sales decrease was the result of an 8.3% decrease in volume to approximately 1.1 million pounds in the first nine months of 1997 compared to approximately 1.2 million pounds in the first nine months of 1996. The decline can be attributable to a major European project in fiscal 1996 that did not repeat during the first nine months of 1997.

     Sales to the flue gas desulfurization market decreased to approximately $5.5 million in the first nine months of 1997 compared to approximately $6.1 million for the same period in 1996. The declining sales results can be attributed to a decrease in volume from approximately 700,000 pounds in the first nine months of 1996 to approximately 600,000 pounds in the first nine months of 1997. This was partially offset by a 5.2% increase in the average selling price per pound compared to the same period a year ago.

     Sales to the oil and gas industry were insignificant for the first nine months of both 1997 and 1996. Sales to this sector are typically linked to sour gas project requirements. These requirements vary substantially from quarter to quarter and year to year.

     Sales to other markets declined 8.7% in the first nine months of 1997 to approximately $16.8 million from approximately $18.4 million for the same period a year ago, as a result of a decline in the average selling price per pound and volume. The drop in volume can be attributed to lower sales to distributors as reported within this market, and the absence of any project activity in the waste incineration market. The decline in the average selling price per pound stems from lower sales of higher cost, higher priced products during the first nine months of 1997 compared to the same period in 1996.

     Cost of sales as a percent of net revenues decreased to 76.8% in 1997 compared to 80.2% in 1996, as a result of lower raw material costs and higher capacity utilization. Volume in the higher priced, higher value added, sheet, coil, and seamless forms increased in the first nine months of 1997, compared to the first nine months of 1996. Increased capacity utilization in these operations led to efficiencies that lowered average per-unit cost.

     Selling and administrative expenses increased approximately $1.0 million to approximately $14.0 million for the first nine months of 1997 from
approximately $13.0 million in the first nine months of 1996.    The increase
was primarily the result of a net increase of approximately $300,000 for incentive compensation in 1997, compared to the same period in 1996. Headcount and salary increases contributed to the remaining increase in selling and administrative expenses.

     Recapitalization expense of approximately $8.7 million recorded in the first nine months of 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the Recapitalization (discussed below) and approximately $2.5 million in non-cash compensation expense pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.

     Research and technical expenses increased approximately $400,000 to approximately $2.9 million in the first nine months of 1997 from approximately $2.5 million in the first nine months of 1996, primarily as a result of salary increases combined with headcount additions which occurred in the latter part of 1996. Also, research efforts sponsored by the Company at various universities were increased during the first nine months of 1997, as compared to the same period a year ago.

     As a result of the above factors, the Company recognized operating income for the first nine months of 1997 of approximately $16.2 million, approximately $3.5 million of which was contributed by the Company's foreign subsidiaries. For the first nine months of 1996, operating income was approximately $18.2 million, of which approximately $4.1 million was contributed by the Company's foreign subsidiaries.

     Other cost (income), net, decreased approximately $450,000 from approximately $400,000 in the first nine months of 1996 to approximately ($50,000) for the first nine months of 1997, primarily as a result of foreign exchange gains realized and lower domestic bank charges in the first nine months of 1997, as compared to foreign exchange losses experienced during the first nine months of 1996.

     Interest expense decreased approximately $100,000 to approximately $15.3 million for the first nine months of 1997 from approximately $15.4 million for the same period in 1996, due primarily to lower interest rates and reduced debt issue cost amortization, achieved as a result of the refinancing of the Company's long-term debt in 1996. This decrease was partially offset by higher revolving credit balances during the first nine months of 1997, compared to the same period in 1996.

     The provision for (benefit from) income taxes decreased by approximately $32.3 million during the first nine months of 1997. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance and recorded a $34.5 million deferred income tax benefit. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.

     As a result of the above factors, the Company recognized net income for the first nine months of 1997 of approximately $32.3 million, compared to net income of approximately $1.6 million for the first nine months of 1996.

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements, which are likely to increase, and planned capital expenditures. Capital expenditures were approximately $5.7 million in the first nine months of 1997, compared to capital expenditures of approximately $800,000 for the first nine months of 1996. The expected increased capital investments for 1997 and 1998 are designated for significant new equipment and integrated information systems. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. Moreover, the Company does not currently have any other significant capital expenditure commitments. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (Central) (the "Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash used in operating activities in the first nine months of 1997 was approximately $10.5 million, as compared to approximately $3.0 million in the first nine months of 1996. The negative cash flow from operations for 1997 was primarily a result of a decrease of approximately $34.4 million in deferred taxes, and increases of approximately $12.0 million in inventories, and approximately $8.2 million in accounts receivable, which were offset by net income of approximately $32.3 million, non-cash depreciation and amortization expense of approximately $6.4 million, non-cash stock option expense of approximately $2.5 million, an increase in accounts payable and accrued expenses of approximately $1.9 million, and other net adjustments of approximately $1.0 million. Net cash used in investing activities increased from approximately $700,000 in the first nine months of 1996 to approximately $5.7 million in the first nine months of 1997, primarily as a result of higher capital expenditures. Net cash provided by financing activities for the first nine months of 1997 was approximately $13.9 million due to net increased borrowings of approximately $13.6 million under the Facility, and approximately $300,000 received by the Company in the form of a capital contribution of proceeds from the exercise of certain management stock options. Cash for the first nine months of 1997 decreased approximately $2.4 million, resulting in a June 30, 1997 cash balance of approximately $2.4 million. Cash in the first nine months of 1996 decreased approximately $250,000, resulting in a cash balance of approximately $4.8 million at June 30, 1996.

     Total debt at June 30, 1997, was approximately $181.9 million compared to approximately $168.2 million at September 30, 1996, reflecting increased borrowing under the Facility.

     At June 30, 1997, approximately $44.3 million had been borrowed pursuant to the Facility compared to approximately $30.9 million at September 30, 1996. In addition, as of June 30, 1997, approximately $3.1 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $10.5 million on the Facility at June 30, 1997. In January, 1997, the aggregate amount available under the Facility was increased from $50 to $60 million (see "Recapitalization").

Recapitalization

     The Company announced on January 29, 1997 that the Recapitalization had been effected, and that in connection therewith Holdings had completed a stock purchase transaction with Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") and a stock redemption transaction with MLGA Fund II, L.P. and MLGAL Partners L.P., the principal investors in Holdings prior to the Recapitalization. As part of the Recapitalization, Holdings redeemed approximately 79.9% of its outstanding shares of common stock at $10.15 per share in cash and Blackstone purchased a like number of shares at the same price. Due to this change in ownership, the Company's ability to utilize its U.S. net operating loss carryforwards will be limited in the future. In conjunction with the above mentioned transactions, the maximum amount available under the Company's Facility was increased from $50 to $60 million.

Acquisition by Holdings

     On June 11, 1997 Inco Limited ("Inco") and Blackstone jointly announced the execution of a definitive agreement for the sale by Inco of 100% of its Inco Alloy International ("IAI") business unit to Holdings, an affiliate of Blackstone. Upon consummation of the transaction, Blackstone plans to combine the operations of IAI and the Company. Completion of the sale will be subject to a number of conditions and the receipt of regulatory and other approvals, including anti-trust clearance. Closing of the sale is currently expected to take place in the fall of 1997.

Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for the year ending September 30, 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the opinion of management, this statement is not expected to materially impact the Company's financial position or results of operations.

     SFAS No. 123 "Accounting for Stock-Based Compensation", is effective for the year ending September 30, 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. Companies that choose not to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules of Accounting Principles Board Opinion (APB) No. 25, but will be required to provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, if material. APB No. 25 requires that there be no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, where the exercise price is equal to or greater than the market price at the data of grant. The Company expects to continue to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

     SFAS No. 129, "Disclosure of Information about Capital Structure", is effective for the year ending September 30, 1998. SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", are effective for the year ending
September 30, 1999.   In the opinion of management, SFAS No. 129, SFAS No.
130, and SFAS No. 131 will not have a material impact on the Company's financial position or results of operations, as these three statements are disclosure oriented.

     American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities", is effective for the year ending September 30, 1998. Management has not yet determined the impact that adoption of this statement will have on the Company's financial position or results of operations, but does not anticipate that material liabilities will need to be recorded in addition to those already provided for under the provisions of generally accepted accounting principles as prescribed by SFAS No. 5, "Accounting for Contingencies".









     [Remainder of page intentionally left blank.]

PART II  OTHER INFORMATION

Item 1.     Legal Proceedings.

          Not applicable

Item 2.     Changes in Securities.

          Not applicable

Item 3.     Defaults Upon Senior Securities.

          Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

          In connection with the recapitalization of the Company and the Company's parent, Haynes Holdings, Inc. ("Holdings"), Holdings as the sole stockholder of the Company approved (a) the resignation of Ira Starr as a member of the Board of Directors of the Company effective June 25, 1997, and
(b) the reconstitution of the Board of Directors, such that the Board of Directors of the Company is now composed of the following individuals: Michael
D. Austin, David A. Stockman, Chinh Chu, David Blitzer and Glenn Hutchins.

Item 5.     Other Information.

          Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibits.  See Index to Exhibits.
          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.












     [Remainder of page intentionally left blank.]

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HAYNES INTERNATIONAL, INC.




                               /s/   Michael D. Austin
                              M. D. Austin
                              President and Chief Executive Officer





                               /s/   Joseph F. Barker
                              J. F. Barker
                              Vice President, Finance
                              Chief Financial Officer




Date: August 14, 1997




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
