Form 10-K
period 1997-09-30
HAYNES INTERNATIONAL INC
filed 1997-12-22
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-K

(Mark One)


[  X  ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended September 30, 1997.

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

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 19, 1997 was 100.

Documents Incorporated by Reference:  None

The Index to Exhibits begins on page  75  in the sequential numbering system.

Total pages:   81



TABLE OF CONTENTS



PART I                                                                                          Page
Item 1.   Business                                                                                 3
Item 2.   Properties                                                                              15
Item 3.   Legal Proceedings                                                                       16
Item 4.   Submission of Matters to a Vote of Security Holders                                     16
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                                                 17
Item 6.   Selected Consolidated Financial Data                                                    18
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   20
Item 8.   Financial Statements and Supplementary Data                                             34
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                  58

PART III
Item 10.  Directors and Executive Officers of the Registrant                                      59
Item 11.  Executive Compensation                                                                  62
Item 12.  Security Ownership of Certain Beneficial Owners and Management                          70
Item 13.  Certain Relationships and Related Transactions                                          71

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                         72



                                    PART I

ITEM 1.     BUSINESS

GENERAL

    The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines used for power generation, and waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 63% of the Company's net revenues in fiscal 1997. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

    High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry. The Company derived approximately 25% of its fiscal 1997 net revenues from products that are protected by United States patents and derived an additional approximately 17% of its fiscal 1997 net revenues from sales of products that are not patented, but for which the Company has limited or no competition.

ACQUISITION BY HOLDINGS

     On June 11, 1997 Inco Limited ("Inco") and Blackstone jointly announced the execution of a definitive agreement for the sale by Inco of 100% of its Inco Alloy International ("IAI") business unit to Holdings, an affiliate of Blackstone. Upon consummation of the transaction, Blackstone plans to combine the operations of IAI and the Company. Completion of the sale will be subject to a number of conditions and the receipt of regulatory and other approvals, including anti-trust clearance. Closing of the sale is currently expected to take place in the first quarter of calendar 1998.

PRODUCTS

    The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by such foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section. In fiscal 1997, HTA and CRA products accounted for approximately 65% and 35%, respectively, of the Company's net revenues.

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

    HIGH TEMPERATURE ALLOYS The following table sets forth information with respect to certain of the Company's significant high temperature alloys:





ALLOY AND YEAR INTRODUCED   END MARKETS AND APPLICATIONS (1)                  FEATURES
HAYNES HR-160 (1990) (2)    Waste incineration/CPI-boiler tube shields        Good resistance to sulfidation
                                                                              at high temperatures
HAYNES 242 (1990) (2)       Aero-seal rings                                   High strength, low expansion
                                                                              and good fabricability
HAYNES HR-120 (1990) (2)    Industrial heating-heat-treating baskets          Good strength-to-cost ratio
                                                                              as compared to competing alloys
HAYNES 230 (1984) (2)       Aero/LBGT-ducting                                 Good combination of strength, stability,
                                                                              oxidation resistance and fabricability
HAYNES 214 (1981) (2)       Aero-honeycomb seals                              Good combination of
                                                                              oxidation resistance and
                                                                              fabricability among
                                                                              nickel-based alloys
HAYNES 188 (1968)           Aero-burner cans, after-burner components         High strength, oxidation
                                                                              resistant cobalt-based alloys
HAYNES 625 (1964)           Aero/CPI-ducting, tanks, vessels, weld overlays   Good fabricability and general
                                                                              corrosion resistance
HAYNES 263 (1960)           Aero/LBGT-components for gas turbine hot gas      Good ductility and high
                            exhaust pan                                       strength at temperatures up
                                                                              to 1600 F
HAYNES 718 (1955)           Aero-ducting, vanes, nozzles                      Weldable high strength alloy with good
                                                                              fabricability
HASTELLOY X (1954)          Aero/LBGT-burner cans, transition ducts           Good high temperature
                                                                              strength at relatively low cost
HAYNES Ti 3-2.5 (1950)      Aero-aircraft hydraulic and fuel systems          Light weight, high strength
                            components                                        titanium-based alloy

-------------
(1)     "Aero" refers to aerospace; "LBGT" refers to land-based gas turbines; "CPI" refers to the chemical processing industry.

(2)     Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

    The higher volume HTA products, including HAYNES 625, HAYNES 718 and HASTELLOY X, are generally considered industry standards, especially in the manufacture of jet aircraft engines and LBGT. These products have been used in such applications since the 1950's and because of their widespread use have been most subject to competitive pricing pressures. In fiscal 1997, sales of these HTA products accounted for approximately 29% of the Company's net revenues.

    The Company also produces and sells cobalt-based alloys introduced over the last three decades, which are more highly specialized and less price competitive than nickel-based alloys. HAYNES 188 and HAYNES 263 are the most widely used of the Company's cobalt-based products and accounted for approximately 10% of the Company's net revenues in fiscal 1997. Three of the more recently introduced HTA products, HAYNES 242, HAYNES 230 and HAYNES 214, initially developed for the aerospace and LBGT markets, are still patent-protected and together accounted for approximately 6% of the Company's net revenues in fiscal 1997. These newer alloys are gaining acceptance for applications in industrial heating and waste incineration.

    HAYNES HR-160 and HAYNES HR-120 were introduced in fiscal 1990 and targeted for sale in industrial heat treating applications. HAYNES HR-160 is a higher priced cobalt-based alloy designed for use when the need for long-term performance outweighs initial cost considerations. Potential applications for HAYNES HR-160 include use in key components in waste incinerators, chemical processing equipment, mineral processing kilns and fossil fuel energy plants. HAYNES HR-120 is a lower priced, iron-based alloy and is designed to replace competitive alloys not manufactured by the Company that may be slightly lower in price, but are also less effective. In fiscal 1997, these two alloys accounted for approximately 1% of the Company's net revenues.

    The Company also produces seamless titanium tubing for use as hydraulic lines in airframes and as bicycle frames. During fiscal 1997, sales of these products accounted for approximately 4% of the Company's net revenues.










                 [Remainder of page intentionally left blank.]



CORROSION RESISTANT ALLOYS  The following table sets forth information with respect to certain of the
Company's significant corrosion resistant alloys:



 ALLOY AND YEAR INTRODUCED   END MARKETS AND APPLICATIONS (1)     FEATURES
HASTELLOY C-2000 (1995) (2)  CPI-tanks, mixers, piping            Versatile alloy with good resistance to
                                                                  uniform corrosion
HASTELLOY B-3 (1994) (2)     CPI-acetic acid plants               Better fabrication characteristics
                                                                  compared to other nickel-molybdenum
                                                                  alloys
HASTELLOY D-205 (1993) (2)   CPI-plate heat exchangers.           Corrosion resistance to hot sulfuric acid
ULTIMET (1990) (2)           CPI-pumps, valves                    Wear and corrosion resistant
                                                                  nickel-based alloy
HASTELLOY G-50 (1989) (2)    Oil and gas-sour gas tubulars        Good resistance to down hole corrosive
                                                                  environments
HASTELLOY C-22 (1985) (2)    CPI/FGD-tanks, mixers, piping        Resistance to localized corrosion and
                                                                  pitting
HASTELLOY G-30 (1985) (2)    CPI-tanks, mixers, piping            Lower cost alloy with good corrosion
                                                                  resistance in phosphoric acid
HASTELLOY B-2 (1974)         CPI-acetic acid                      Resistance to hydrochloric acid and
                                                                  other reducing acids
HASTELLOY C-4 (1973)         CPI-tanks, mixers, piping            Good thermal stability
HASTELLOY C-276 (1968)       CPI/FGD/oil and gas-tanks, mixers,   Broad resistance to many environments
                             piping

-------------
(1) "CPI" refers to the chemical processing industry; "FGD" refers to flue gas desulfurization.

(2) Represents a patented product or a product with respect to which the Company believes it has limited or no competition.




    During fiscal 1997, sales of the CRA alloys HASTELLOY C-276, HASTELLOY C-22 and HASTELLOY C-4 accounted for approximately 26% of the Company's net revenues. HASTELLOY C-276, introduced by the Company in 1968, is recognized as a standard for corrosion protection in the chemical processing industry and is also used extensively for FGD and oil and gas exploration and production applications. HASTELLOY C-22, a proprietary alloy of the Company, was introduced in 1985 as an improvement on HASTELLOY C-276 and is currently sold to the chemical processing and FGD markets for essentially the same applications as HASTELLOY C-276. HASTELLOY C-22 offers greater and more versatile corrosion resistance and therefore has gained market share at the expense of the non-proprietary HASTELLOY C-276. HASTELLOY C-22's improved corrosion resistance has led to increased sales in semiconductor gas handling systems, pharmaceutical manufacturing and waste treatment applications. HASTELLOY C-4 is specified in many chemical processing applications in Germany and is sold almost exclusively to that market.

    The Company also produces alloys for more specialized applications in the chemical processing industry and other industries. For example, HASTELLOY B-2 was introduced in 1970 for use in the manufacture of equipment utilized in the production of acetic acid and ethyl benzine and is still sold almost exclusively for those purposes. Due to its limited use and complex manufacturing process, there is little competition for sales of this material. HASTELLOY B-3 was developed for the same applications and has greater ease in fabrication. The Company expects HASTELLOY B-3 to eventually replace HASTELLOY B-2. HASTELLOY G-30 is used primarily in the production of super phosphoric acid and fluorinated aromatics. HASTELLOY G-50 has gained acceptance as a lower priced alternative to HASTELLOY C-276 for production of tubing for use in sour gas wells. These more specialized products accounted for approximately 7% of the Company's net revenues in fiscal 1997.

    The Company's patented alloy, ULTIMET, is used in a variety of industrial applications that result in material degradation by "corrosion-wear". ULTIMET is designed for applications where conditions require resistance to corrosion and wear and is currently being tested in spray nozzles, fan blades, filters, bolts, rolls, pump and valve parts where these properties are critical. HASTELLOY D-205, introduced in 1993, is designed for use in handling hot concentrated sulfuric acid and other highly corrosive substances.

    The Company believes that its most recently introduced alloy, HASTELLOY C-2000, improves upon HASTELLOY C-22. HASTELLOY C-2000, which the Company expects will be used extensively in the chemical processing industry, can be used in both oxidizing and reducing environments.

END MARKETS

    Aerospace. The Company has manufactured HTA products for the aerospace market since it entered the market in the late 1930s, and has developed
numerous proprietary alloys for this market.   Customers in the aerospace
markets tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Unlike the FGD and oil and gas production industries, where large, competitively bid projects can have a significant impact on demand and prices, demand for the Company's products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance and replacement. This maintenance-based demand, while potentially volatile, is generally less subject to wide fluctuations than demand in the FGD and sour gas production industries.

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

    Land-Based Gas Turbines. The LBGT industry represents a growing market, with demand for the Company's products driven by the construction of cogeneration facilities and electric utilities operating electric generating facilities. Demand for the Company's alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities are gaining acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities.

    Flue Gas Desulfurization. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. In the United States, the Clean Air Act of 1990 mandates a two-phase program aimed at significantly reducing suffer dioxide (SO2) emissions from electric generating facilities powered by fossil fuels by 2000. Canada and its provinces have also set goals to reduce emissions of SO2 over the next several years. Phase I of the Clean Air Act program affected approximately 100 steam-generating plants representing 261 operating units fueled by fossil fuels, primarily coal. Of these 261 units, 25 units were retrofitted with FGD systems while the balance opted mostly for switching to low sulfur coal to achieve compliance. The market for FGD systems peaked in 1992 at approximately $1.1 billion, and then dropped sharply in 1993 to a level of approximately $174.0 million due to a curtailment of activity associated with Phase I. Phase II compliance begins in 2000 and affects 785 generating plants with more than 2,100 operating units. Options available under the Clean Air Act to bring the targeted facilities into compliance with Phase II SO2 emissions requirements include fuel switching, clean coal technologies, purchase of SO2 allowances, closure of facilities and off-gas scrubbing utilizing FGD technology.

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

SALES AND MARKETING

    Providing technical assistance to customers is an important part of the Company's marketing strategy. The Company provides analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the substitution of Company products for other products in appropriate applications, enabling the Company's products to be specified for use in the production of customers' products. The market development engineers, three of whom have doctoral degrees in metallurgy, are assisted by the research and development staff in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing and research and development customer support provides an advantage over other manufacturers in the high performance industry. This activity allows the Company to obtain direct insight into customers' alloy needs and allows the Company to develop proprietary alloys that provide solutions to customers' problems.

    The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Asia Pacific Rim. Approximately 79% of the Company's net revenues in fiscal 1997 was generated by the Company's direct sales organization. The remaining 21% of the Company's fiscal 1997 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 25 years. The following table sets forth the approximate percentage of the Company's fiscal 1997 net revenues generated through each of the Company's distribution channels.




                                       DOMESTIC      FOREIGN      TOTAL
                                       -----------   ----------   --------

Company sales office/direct . . . . .           33%           7%        40%
Company-owned service centers . . . .           19%          20%        39%
Independent distributors/sales agents           12%           9%        21%

    Total . . . . . . . . . . . . . .           64%          36%       100%


    The top twenty customers not affiliated with the Company accounted for approximately 39% of the Company's net revenues in fiscal 1997. Sales to Spectrum Metals, Inc. and Rolled Alloys, Inc., which are affiliated with each other, accounted for an aggregate of 11% of the Company's net revenues in fiscal 1997. No other customer of the Company accounted for more than 10% of the Company's net revenues in fiscal 1997.

    The Company's foreign and export sales were approximately $79.6 million, $84.3 million and $81.4 million for fiscal 1995, 1996 and 1997, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

MANUFACTURING PROCESS

    High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging, resulting in more cycles of rolling, annealing and pickling than a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, tubular, billet, bar and wire forms, which represented 49%, 20%, 11%, 12%, 6% and 2%, respectively, of total volume sold in fiscal 1997 (after giving effect to the conversion of billet to bar by the Company's U.K. subsidiary).

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

    The Company has a four-high Steckel mill for use in hot rolling material. The four-high mill was installed in 1982 at a cost of approximately $60.0 million and is one of only two such mills in the high performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of alloy shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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


BACKLOG

    As of September 30, 1997, the Company's backlog orders aggregated approximately $60.6 million, compared to approximately $53.7 million at September 30, 1996, and approximately $49.9 million at September 30, 1995. The increase in backlog orders is primarily due to an increase in orders for chemical processing and aerospace products worldwide during fiscal 1997. Substantially all orders in the backlog at September 30, 1997 are expected to be shipped within the twelve months beginning October 1, 1997. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.




                             THE COMPANY'S BACKLOG
                             AT FISCAL QUARTER END
                                 (IN MILLIONS)


      1993   1994   1995   1996   1997
1st  $41.5  $29.5  $49.7  $61.2  $63.8
2nd  $38.9  $35.5  $64.8  $61.9  $65.4
3rd  $31.5  $38.0  $55.8  $57.5  $55.5
4th  $31.1  $41.5  $49.9  $53.7  $60.6



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





YEAR ENDED
SEPTEMBER 30,                                               AVERAGE PRICE
----------------------------------------------------------   -----------------

1988 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             4.12
1989 . . . . . . . . . . . . . . . . . . . . . . . . . . .                5.77
1990 . . . . . . . . . . . . . . . . . . . . . . . . . . .                4.29
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .                4.21
1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.48
1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.53
1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.54
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.66
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.56
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.22




RESEARCH AND TECHNICAL DEVELOPMENT

    The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 1997, the research and technical development staff consisted of 37 persons, 15 of whom have engineering or science degrees, including six with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

    Research and technical development costs relate to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to maintain quality assurance methods and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.8 million, $3.4 million and $3.0 million for research and technical development activities for fiscal 1997, 1996 and 1995, respectively.

     During fiscal 1997, exploratory alloy development projects were focused on new CRA products for hydrofluoric and phosphoric acid service. Engineering projects include manufacturing process development, welding development and application support for two large volume projects involving the LBGT and steel making industries. The Company is also developing a computerized database management system to better manage its corrosion, high temperature and mechanical property data.

    Over the last ten years, the Company's technical programs have yielded nine new proprietary alloys and sixteen United States patents, with an additional three United States patent applications pending. The Company currently maintains a total of 40 United States patents and approximately 140 foreign counterpart patents targeted at countries with significant or potential markets for the patented products. In fiscal 1997, approximately 25% of the Company's net revenues was derived from the sale of patented products and an additional approximately 39% was derived from the sale of products for which patents formerly held by the Company had expired. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Five of the alloys considered by management to be of future commercial significance, HASTELLOY G-50, HASTELLOY G-30, HAYNES 230, HASTELLOY C-22 and ULTIMET, are protected by United States patents that continue until the years 1998, 2001, 2002, 2008 and 2009, respectively.

COMPETITION

    The high performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company faces strong competition from domestic and foreign manufacturers of both the Company's high performance alloys and other competing metals. The Company's primary competitors include Inco Alloys International, Inc., a subsidiary of Inco Limited, Allegheny Ludlum Corporation, a subsidiary of Allegheny Teledyne, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stahl AG. Prior to fiscal 1994, this competition, coupled with declining demand in several of the Company's key markets, led to significant erosion in the price for certain of the Company's products. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products.

EMPLOYEES

    As of September 30, 1997, the Company had approximately 951 employees. All eligible hourly employees at the Kokomo plant are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on June 11, 1996 and which expires on June 11, 1999. As of September 30, 1997, 481 employees of the Kokomo facility were covered by the collective bargaining agreement. The Company has not experienced a strike at the Kokomo plant since 1967. None of the employees of the Company's Arcadia or Openshaw plants are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.


ENVIRONMENTAL MATTERS

    The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.1 million for fiscal 1997 and are expected to be approximately $1.2 million for fiscal year 1998. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, and record keeping requirements relating to, and handling of, polychlorinated biphenyls. Although the Company does not believe that similar regulatory or enforcement actions would have a material impact on its operations, there can be no assurance that violations will not be alleged or will not result in the assessment of additional penalties in the future.

    The Company has received permits from the Indiana Department of Environmental Management ("IDEM") and the U.S. Environmental Protection Agency ("EPA") to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. The closure project, essentially complete, entailed installation of a clay liner under the disposal areas, a leachate collection system and a clay cap and revegetation of the site. Construction was completed in May 1994 and a closure certification has been filed with IDEM. Thereafter, the Company will be required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. The Company believes that some or all of these contaminants may have migrated from a nearby superfund site. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo facility, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to obtain permits and undertake other closure projects and post-closure commitments for any other waste management unit determined to exist at the facility.

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

    The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of its wastes. The Company's operations generate hazardous wastes, and, while a large percentage of these wastes are reclaimed or recycled, the Company also accumulates hazardous wastes at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous waste transported to disposal sites where environmental problems are alleged to exist are subject to claims under CERCLA, and state counterparts. CERCLA imposes strict, joint and several liability for investigatory and cleanup costs upon waste generators, site owners and operators and other "potentially responsible parties" ("PRPs"). Based on its prior shipment of certain hydraulic fluid, the Company is one of approximately 300 PRPs in connection with the proposed cleanup of the Fisher-Calo site in Indiana. The PRPs have negotiated a Consent Decree implementing a remedial design/remedial action plan ("RD/RA") for the site with the EPA. The Company has paid approximately $138,000 as its share of the total estimated cost of the RD/RA under the Consent Decree. Based on information available to the Company concerning the status of the cleanup efforts at the site, the large number of PRPs and the prior payments made by the Company, management does not expect the Company's involvement in this site to have a material adverse effect on the financial condition, results of operations or liquidity of the Company. The Company may have generated hazardous wastes disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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














                 [Remainder of page intentionally left blank.}

ITEM  2.          PROPERTIES

     The Company's owned facilities, and the products provided at each facility, are as follows:

        Kokomo,  Indiana--all  product  forms,  other  than  tubular  goods.

        Arcadia,  Louisiana--welded  and  seamless  tubular  goods.

        Openshaw,  England--bar  and  billet  for  the  European  market.

    The Kokomo plant, the primary production facility, is located on approximately 235 acres of industrial property and includes over one million square feet of building space. There are three sites consisting of a headquarters and research lab; melting and annealing furnaces, forge press and several hot mills; and the four-high mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular goods are produced in Kokomo.

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

    The United States facilities are subject to a mortgage which secures the Company's obligations under the Company's Revolving Credit Facility. See Note 6 of the Notes to Consolidated Financial Statements.

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

ITEM 3.     LEGAL PROCEEDINGS

    In Leslie Baxter, et. al. vs. Haynes International, Inc. and Haynes Group Insurance Plan, filed July 6, 1995 in the U.S. District Court, Southern District of Indiana, Indianapolis Division, retirees and the surviving spouse of a retiree filed suit on behalf of themselves and similarly situated retirees and surviving spouses for restoration of the retiree health insurance to benefit levels prevailing before the reduction of those benefit levels on January 1, 1995 and to maintain the restored insurance benefit levels for the lives of the covered retirees and their surviving spouses. The suit also seeks judgment in damages for the benefits that have been lost as a result of the January 1, 1995 reductions in benefit levels and for the medical expenses, premiums paid and other damages incurred, including reasonable attorneys' fees and costs of maintaining the suit. The Company intends to vigorously defend against the claims and does not believe that the ultimate outcome will have a material adverse effect on the financial condition or operations of the Company.

       The Company also is involved in other routine litigation incidental to the conduct of its business, none of which is believed by management to be material.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

                                    PART II

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There is no established trading market for the common stock of the Company.

     As of December 19, 1997 there was one holder of the common stock of the Company.

     There have been no cash dividends declared on the common stock for the two fiscal years ended September 30, 1997.

     The payment of dividends is limited by terms of certain debt agreements to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT RATIO DATA)

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1993, 1994, 1995, 1996 and 1997 are derived from the audited consolidated financial statements of the Company.

     These selected financial data are not covered by the auditor's report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.





                                                         Year Ended September 30,    Year Ended September 30,
STATEMENT OF OPERATIONS DATA:                                                 1993                        1994
Net revenues                                             $                 162,454   $                 150,578
Cost of sales(1)                                                           137,102                   171,957(2)
Selling and administrative expenses                                         14,569                      15,039
Recapitalization expense                                                         -                           -
Research and technical expenses                                              3,603                       3,630
Operating income (loss)                                                      7,180                     (40,048)
Other cost, net                                                                400                         816
Interest expense, net                                                       18,497                      19,582
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                                                   (8,275)                    (60,866)
Extraordinary item, net of tax benefit
Cumulative effect of change in accounting
principle (net of tax benefit)                                                  --                  (79,630)(6)
Net income (loss)                                                           (8,275)                   (140,496)

                                                                     September 30,               September 30,
BALANCE SHEET DATA:                                                           1993                        1994
Working capital (7)                                      $                  72,131   $                  60,182
Property, plant and equipment, net                                          51,676                      43,119
Total assets                                                               194,200                     145,723
Total debt                                                                 140,180                     148,141
Accrued post-retirement benefits                                                --                      94,148
Stockholder's equity (Capital deficit)                                      22,938                    (116,029)

                                                                     September 30,               September 30,
OTHER FINANCIAL DATA:                                                         1993                        1994
Depreciation and amortization (8)                        $                  13,766   $                  51,555
Capital expenditures                                                            56                         771
EBITDA (9)                                                                  20,546                      10,691
Ratio of EBITDA to interest expense                                          1.11x                       0.55x
Ratio of earnings before fixed
charges to fixed charges (10)                                                   --                          --
Net cash provided from (used in) operating activities    $                   5,711   $                 (12,801)
Net cash provided from (used in) investment activities                         318                         746
Net cash provided from (used in) financing
activities                                                                  (2,014)                      7,102



                                                  Year Ended September 30,    Year Ended September 30,    Year Ended September 30,
STATEMENT OF OPERATIONS DATA:                                         1995                        1996                        1997
Net revenues                                      $                 201,933   $                 226,402   $                 235,760
Cost of sales(1)                                                    167,196                     181,173                     180,504
Selling and administrative expenses                                  15,475                    19,966(5)                     18,311
Recapitalization expense                                                  -                           -                     8,694(3)
Research and technical expenses                                       3,049                       3,411                       3,814
Operating income (loss)                                              16,213                      21,852                      24,437
Other cost, net                                                       1,767                         590                         276
Interest expense, net                                                19,904                    21,102(5)                     20,456
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                                           (6,771)                        160                    36,315(4)
Extraordinary item, net of tax benefit                                                        (7,256)(5)                          -
Cumulative effect of change in accounting
principle (net of tax benefit)                                           --                          --                           -
Net income (loss)                                                    (6,771)                     (9,036)                     36,315

                                                             September 30,               September 30,               September 30,
BALANCE SHEET DATA:                                                   1995                        1996                        1997
Working capital (7)                               $                  62,616   $                  57,307   $                  57,063
Property, plant and equipment, net                                   36,863                      31,157                      32,551
Total assets                                                        151,316                     161,489                     216,319
Total debt                                                          152,477                     169,097                     184,213
Accrued post-retirement benefits                                     94,830                      95,813                      96,201
Stockholder's equity (Capital deficit)                            (121,909)                   (130,341)                    (94,435)

                                                              September 30,               September 30,               September 30,
OTHER FINANCIAL DATA:                                                  1995                        1996                        1997
Depreciation and amortization (8)                 $                   9,000   $                   9,042   $                   8,197
Capital expenditures                                                  1,934                       2,092                       8,863
EBITDA (9)                                                           23,446                      32,141                      41,302
Ratio of EBITDA to interest expense                                    1.18x                       1.52x                       2.02x
Ratio of earnings before fixed
charges to fixed charges (10)                                             --                       1.01x                       1.17x
Net cash provided from (used in) operating        $                  (2,883)  $                  (5,343)  $                  (6,596)
    activities
Net cash provided from (used in) investment                          (1,895)                     (2,025)                     (8,830)
    activities
Net cash provided from (used in) financing
activities                                                             3,912                       7,116                      14,185


(1)     The Company was acquired by Morgan, Lewis, Githens & Ahn ("MLGA") and the management of the Company in
August 1989. For financial statement purposes, the 1989 Acquisition was accounted for as a purchase transaction effective September 1, 1989; accordingly, inventories were adjusted to reflect estimated fair values at that date. This adjustment to inventories was amortized to cost of sales as inventories were reduced from the base layer. Non-cash charges for this adjustment included in cost of sales were $3,686 and $488 for fiscal 1993 and
1994, respectively; no charges have been recognized since fiscal 1994.
(2)     Reflects the write-off of $37,117 of goodwill created in connection with the 1989 Acquisition remaining at September 30, 1994.
(3)     On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected the recapitalization of the company and Holdings pursuant to which Blackstone Capital
Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings'
outstanding shares (the "Recapitalization").  Certain fees, totaling $6,237, paid by the Company in connection with the Recapitalization have been accounted for as recapitalization expenses and charged against income in the period.  Also in connection with the Recapitalization, the Company recorded $2,457 of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management stock option agreements which eliminated put and call rights associated with the options.
(4)     The Company recorded profit before tax of $3,705 and net income of $36,315.  During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36,431.  See
Note 5 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.
(5)     During fiscal 1996, the Company successfully refinanced its debt with the issuance of $140,000 Senior
Notes due 2004 and an amendment to its Revolving Credit Facility with Congress Financial Corporation
("Congress").  As a result of this refinancing effort, certain non-recurring charges were recorded as follows:
(a) $7,256 was recorded as the aggregate of extraordinary items which represents the extraordinary loss on the redemption of the Company's 11 % Senior Secured Notes due 1998 and 13 % Senior Subordinated Notes due 1999
(collectively, the "Old Notes") and is comprised of $3,911 of prepayment penalties incurred in connection with the redemption of the Old Notes and $3,345 of deferred debt issuance costs which were written off upon consummation of the redemption of the Old Notes,  (b) $1,837 of Selling and Administrative Expense which represents costs incurred with a postponed initial public offering of the Company's common stock; and (c) $924 of Interest Expense which represents the net interest expense (approximately $1,500 interest expense, less approximately $600 interest income) incurred during the period between the issuance of the Senior Notes and the redemption of the Old Notes.
(6)     During fiscal 1994, the Company adopted SFAS 106. The Company elected to immediately recognize the transition obligation for benefits earned as of October 1, 1993, resulting in a non-cash charge of $79,630, net of a $10,580 tax benefit, representing the cumulative effect of the change in accounting principle. The tax benefit recognized was limited to then existing net deferred tax liabilities.
(7)     Reflects the excess of current assets over current liabilities as set forth in the Consolidated
Financial Statements.
(8)     Reflects (i) depreciation and amortization as presented in the Company's Consolidated Statement of Cash
Flows and set forth in Note (9) below, plus (ii) other non-cash charges, including the amortization of prepaid pension  costs (which is included in the change in other asset category) and the amortization of inventory costs as described in Note (1) above, minus amortization of debt issuance costs, all as set forth in Note (9)
below.
(9)     Represents for the relevant period net income plus expenses recognized for interest, taxes, depreciation, amortization and other non-cash charges plus the refinancing costs set forth in Note 5, part (a)
and (b) for fiscal 1996 plus recapitalization costs outlined in Note 3 and $250 of failed acquisition costs for fiscal 1997.  In addition to net interest expense as listed in the table, the following charges are added to net income to calculate EBITDA:






                                               1993      1994      1995      1996       1997
Provision for (benefit from) income taxes   $(3,442)  $   420   $ 1,313   $ 1,940   $(32,610)
Depreciation                                  8,650     8,208     8,188     7,751      7,477
Amortization:
    Debt issuance costs                       2,120     1,680     1,444     4,698      1,144
    Goodwill                                  1,487    38,607        --        --          -
    Inventory (see note (1) above)            3,686       488        --        --          -
    Prepaid pension costs                       (57)      314       130       308        333
                                              7,236    41,089     1,574     5,006    (23,656)
SFAS 106-Post-retirement                         --     3,938       682       983        387
Amortization of debt issuance costs          (2,120)   (1,680)   (1,444)   (4,698)    (1,144)
    Total                                   $10,324   $51,975   $10,313   $10,982   $(24,413)


EBITDA should not be construed as a substitute for income from operations, net earnings
(loss) or cash flows from operating activities determined in accordance with generally accepted accounting principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Because EBITDA is not calculated in the same manner by all entities, EBITDA as calculated by the Company may not necessarily be comparable to that of the Company's competitors or of other entities.
(10)     For purposes of these computations, earnings before fixed charges consist of income
(loss) before provision for (benefit from) income taxes, extraordinary item and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest on debt, amortization of debt issuance costs and estimated interest portion of rental expense.  Earnings were insufficient to cover fixed charges by $11,717, $60,446, and
$5,458 for fiscal 1993, 1994 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans,
(ii) the policies of the Company regarding capital expenditures, financing and other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

COMPANY BACKGROUND

    The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 65% and 35%, respectively, of the Company's net revenues in fiscal 1997. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms, and also produces its alloys in round and tubular forms. In fiscal 1997, flat products accounted for 68% of shipments and 63% of net revenues.

    The Company's annual production capacity varies depending upon the mix of alloys, forms, product sizes, gauges and order sizes. Based on the current product mix, the Company estimates that its annual production capacity, which has been unchanged for the past five years, is approximately 20.0 million pounds. As a result of changes in the Company's primary markets, sales volume has ranged from a high of 18.5 million pounds in fiscal 1997, to a low of 13.3 million pounds in fiscal 1994. The Company is not currently capacity constrained, but has planned capital expenditures of approximately $9.0 million in fiscal 1998. See "--Liquidity and Capital Resources."

    The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Pacific Rim who operate on a commission basis. Approximately 79% of the Company's net revenues in fiscal 1997 was generated by the Company's direct sales organization. The remaining 21% of the Company's fiscal 1997 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 25 years.

    The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 1997, sales to customers outside the United States accounted for approximately 35% of the Company's net revenues.

    The high performance alloy industry is characterized by high capital investment and high fixed costs, and profitability is therefore very sensitive to changes in volume. The cost of raw materials is the primary variable cost in the high performance alloy manufacturing process and represents approximately one-half of total manufacturing costs. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Accordingly, relatively small changes in volume can result in significant variations in earnings. The Company's results in fiscal 1994 reflect this sensitivity. While volume declined by 13% from fiscal 1993 to fiscal 1994, primarily due to declines in demand for the Company's products in the oil and gas and FGD markets, EBITDA calculated as described in Note (9) to Selected Consolidated Financial Data, declined 48%, despite a 7% increase in the average selling price per pound of the Company's products.

    In fiscal 1997, proprietary products represented approximately 25% of the Company's net revenues. In addition to these patent-protected alloys, several other alloys manufactured by the Company have little or no direct competition because they are difficult to produce and require relatively small production runs to satisfy demand. In fiscal 1997, these other alloys represented approximately 17% of the Company's net revenues.

    Order to shipment lead times can be a competitive factor as well as an indication of the strength of the demand for high performance alloys. The Company's current average manufacturing lead time for flat products is approximately 10 to 12 weeks, although due to current backlog levels, lead times from order to shipment are approximately 16 to 18 weeks.













                 [Remainder of page intentionally left blank.]

OVERVIEW OF MARKETS



    A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table: (Note: Markets prior to 1997 have been reclassified due to improved identification techniques implemented in 1997 by the Company.)



                          1993   1993      1994   1994      1995   1995      1996   1996      1997   1997

SALES (DOLLARS IN                % OF             % OF             % OF             % OF             % OF
MILLIONS)              AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL

Aerospace              $  48.4   29.8%  $  47.9   31.8%  $  68.2   33.8%  $  95.3   42.1%  $ 111.2   47.2%
Chemical processing       53.1   32.6      51.9   34.5      74.1   36.7      77.9   34.4      69.3   29.4
Land-based gas
turbines                  12.6    7.8      17.0   11.3      14.3    7.1      17.4    7.7      17.2    7.4
Flue gas
desulfurization           17.4   10.7      10.2    6.7       6.6    3.3       8.3    3.7       6.7    2.7
Oil and gas               11.0    6.8       4.2    2.8       4.5    2.2       4.3    1.9       7.8    3.3
Other markets             17.9   11.0      17.3   11.5      30.9   15.3      19.6    8.6      20.1    8.5
                          ----   ----      ----   ----      ----   ----      ----   ----      ----   ----
Total product            160.4   98.7     148.5   98.6     198.6   98.4     222.8   98.4     232.3   98.5
Other revenue (1)          2.1    1.3       2.1    1.4       3.3    1.6       3.6    1.6       3.5    1.5
                          ----   ----      ----   ----      ----   ----      ----   ----      ----   ----
Net revenues           $ 162.5  100.0%  $ 150.6  100.0%  $ 201.9  100.0%  $ 226.4  100.0%    235.8  100.0%
  U.S.                 $ 109.1          $  94.8          $ 122.3          $ 142.0          $ 154.3
  Foreign              $  53.4          $  55.8          $  79.6          $  84.4          $  81.5

SHIPMENTS BY MARKET
(MILLIONS OF POUNDS)
Aerospace                  3.5   22.9%      3.4   25.6%      4.8   29.4%      6.6   40.2%      8.5   45.9%
Chemical processing        5.3   34.6       5.2   39.1       6.4   39.3       6.0   36.6       5.9   31.9
Land-based gas
turbines                   1.2    7.8       1.6   12.0       1.3    8.0       1.5    9.2       1.5    8.1
Flue gas
desulfurization            2.9   19.0       1.5   11.3       0.9    5.5       1.0    6.1       0.7    3.8
Oil and gas                1.1    7.2       0.4    3.0       0.5    3.1       0.3    1.8       0.7    3.8
Other markets              1.3    8.5       1.2    9.0       2.4   14.7       1.0    6.1       1.2    6.5
  Total Shipments         15.3  100.0%     13.3  100.0%     16.3  100.0%     16.4  100.0%     18.5  100.0%

AVERAGE SELLING RICE
PER POUND
Aerospace              $ 13.83          $ 14.09          $ 14.21          $ 14.44          $ 13.08
Chemical processing      10.02             9.98            11.58            12.98            11.75
Land-based gas           10.50            10.63            11.00            11.60            11.47
turbines
Flue gas
desulfurization           6.00             6.80             7.33             8.30             9.57
Oil and gas              10.00            10.50             9.00            14.33            11.14
Other markets            13.77            14.42            12.88            19.60            16.75
  All markets          $ 10.48          $ 11.17          $ 12.18          $ 13.59          $ 12.56

--------------------
(1) Includes toll conversion and royalty income.



    Fluctuations in net revenues and volume from fiscal 1993 through fiscal 1997 are a direct result of significant changes in each of the Company's major markets.

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

    The Company began to see a recovery in the demand for its aerospace products at the beginning of fiscal 1995. Reflecting increased aircraft production and maintenance, the Company's net revenues from sales to the aerospace industry in 1997 and 1996 increased 16.7% and 39.7%, respectively, over the preceding period. The aerospace market growth is anticipated to continue in two sectors: (1) commercial aircraft and (2) gas turbine engines.

     Commercial aircraft growth stems from world air travel growth in revenue passenger miles (RPMs) due to world trade growth, removal of political travel barriers and improved communication infrastructures. In addition, strong airline profitability and anticipated aircraft fleet growth from 11,800 aircraft at the end of 1996 to 14,350 at the end of 2001 should keep the market strong. Stage III noise legislation should also lead to aircraft retirements over the next five years which could further improve demand for new aircraft.

    Chemical Processing. Demand for the Company's products in the chemical processing industry tends to track overall economic activity and is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities. Demand for the Company's products used in the chemical processing industry declined in fiscal 1991 and fiscal 1992, but began to increase in late fiscal 1993. In fiscal 1996, sales of the Company's products to the chemical processing industry reached a five-year high, and the Company believes that the outlook for sales of the Company's products to the chemical processing industry continues to improve. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel as well as the need for higher throughput should support demand for more sophisticated alloys, such as the Company's CRA products.

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

     Chemical processing markets are expected to see steady growth in export markets and specific industry sectors (agricultural chemicals and pharmaceuticals). The chemicals sector comprises both specialty and basic organic and inorganic chemicals. Mergers and acquisitions of chemical companies continue as companies make strategic acquisitions and divestitures in efforts to enhance their global competitiveness.

     The agricultural chemical sector is benefitting from changes in U.S. agricultural programs that now place fewer limits on farmers' ability to plant crops they want on the acreage they want. Growth in the pharmaceutical sector is being spurred by continuing advances in both traditional drug research and the fast growing biotech sector.

    Land-Based Gas Turbines. The Company leveraged its metallurgical expertise to develop LBGT applications for alloys it had historically sold to the aerospace industry. Electric generating facilities powered by land-based gas turbines are less expensive to construct and operate and produce fewer sulfur dioxide ("SO2") emissions than traditional fossil fuel-fired facilities. The Company believes these factors are primarily responsible for creating demand for its products in the LBGT industry. Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. However, legislated standards for lowering emissions from fossil fuel-fired electric utilities and cogeneration facilities, such as the Clean Air Act, together with self-imposed standards, contributed to increased demand for some of the Company's products in the early 1990s, when Phase I of the Clean Air Act was being implemented. The Company believes that land-based gas turbines are gaining acceptance as a clean, low-cost alternative to fossil fuel-fired electric generating facilities. The Company believes that compliance with Phase II of the Clean Air Act, which begins in 2000, will further contribute to demand for its products.

    Flue Gas Desulfurization. The Clean Air Act is the primary factor determining the demand for high performance alloys in the FGD industry. FGD projects have been undertaken by electric utilities and cogeneration facilities powered by fossil fuels in the United States, Europe and the Pacific Rim in response to concerns over emissions. FGD projects are generally highly visible and as a result are highly price competitive, especially when demand for high performance alloys in other major markets is weak. The Company anticipates limited sales opportunities in the FGD market as deadlines for Phase II of the Clean Air Act approach in 2000.

     The Clean Air Act addresses numerous air quality problems in the United States that are not entirely covered in earlier legislation. One of these problems is acid rain caused by sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions from fossil-fueled electric power. Title IV of the Clean Air Act created a two-phased plan to reduce acid rain in the U.S. Phase I runs from 1995 through 1999, and Phase II, which is more stringent than Phase I, begins in 2000. Under Title IV, 435 units were identified for Phase I. Of these, 261 units are required to comply with Phase 1. The remaining 174 units are participating in Phase I, based on the rules established by the EPA, allowing a utility to designate substitution or compensating units as part of their Phase I compliance plans.

     The acid rain program allocated emission allowances to Phase I units, authorizing them to emit one ton of SO2 for each allowance. Some utilities obtained additional allowances from three auctions and from bonus provisions in the Act. All 435 generating units had sufficient allowances to comply with Title IV in 1995. Phase I units significantly reduced their SO2 emissions compared to previous years; they emitted 5.3 million tons of SO2 in 1995, 45% less than the 9.7 million tons in 1990.

     For Phase II more than 2,000 operating units will be affected. While many utilities have not finalized their plans to comply with the more stringent Phase II requirements, most of them have elected to over comply with Phase I requirements, thus creating a surplus of allowances.

     Increased competition has caused the electric utility industry to make major changes in the way it is structured. On April 26, 1996, the Federal Energy Regulatory Commission (FERC) issued the final rule, Order No. 888 in response to provisions of the Energy Policy Act (EPACT) of 1992. Order No. 888 opens wholesale electric power sales to competition and requires each utility that owns transmission lines to allow buyers and sellers of power the same access to these lines as the utility provides to its own generation.

     In a noncompetitive, regulated environment, state regulators allowed electric utilities to pass on costs of pollution control requirements to consumers. In a competitive environment, however, utilities with higher rates due to environmental controls would be at a relative disadvantage, while those with lower costs could increase share. With increasing competition and with Phase II of the Clean Air Act slated for implementation on January 1, 2000, utilities are showing less interest in making capital investments in expensive pollution control equipment, are uncertain about cost recovery, and want to be more competitive.

     A number of scrubbers for Phase II are being deferred. The Electric Power Research Institute (EPRI) estimates that no more than 12 gigawatts to 20 gigawatts of generation capacity may be scrubbed to comply with Phase II compliance. Planning and building a scrubber takes four years, so in many cases capital for scrubbers will not be committed until after the year 2000. Repowering older fossil-fuel units is another alternative to meet Phase II compliance. It is expected that 2,501.1 megawatts of capacity will be repowered with natural gas, fuel oil or low sulfur coal over the period from 1996 to 2005.

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

    Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 1997 include waste incineration, industrial heat treating, automotive, medical and instrumentation. Many of the Company's lower volume proprietary alloys are experiencing growing demand in these other markets. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company's products.
















                 [Remainder of page intentionally left blank.]



RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:



                                             Year Ended      Year Ended      Year Ended
                                             September 30,   September 30,   September 30,
                                                      1995            1996            1997
Net revenues                                         100.0%          100.0%          100.0%
Cost of sales                                         82.8            80.0            76.6
Selling and administrative expenses                    7.7           8.8(1)            7.8
Recapitalization expense                                 -               -           3.7(2)
Research and technical expenses                        1.5             1.5             1.6
Other cost, net                                        0.9             0.3             0.1
Interest expense                                        10           9.7(1)            8.7
Interest income                                       (0.2)        (0.4)(1)           (0.1)

Income (loss) before provision for income
taxes, extraordinary items, and cumulative
effect of change in accounting principle              -2.7             0.1             1.6
Provision for (benefit from) income taxes              0.6             0.9           (13.8)
Extraordinary item, net of tax benefit                             (3.2)(1)              -
Net income (loss)                                    (3.3)%          (4.0)%           15.4%

-----------------------------
(1)     During 1996, the Company refinanced its debt and certain non-recurring charges were recorded as a result of this refinancing effort as follows: (a) approximately $7.3 million was recorded as the aggregate of extraordinary items which represents the extraordinary loss on the redemption of the Old Notes and is comprised of approximately $3.9 million of prepayment penalties incurred in connection with the redemption of the Old Notes and approximately $3.4 million of deferred debt issuance costs which were written off upon consummation of the redemption of the Old Notes; (b) approximately $1.8 million of Selling and Administrative Expense which represents costs incurred with a postponed initial public offering of the Company's common stock; and (c) approximately $924,000 of Interest Expense which represents the net interest expense (approximately $1.5 million interest expense less approximately $600,000 interest income) incurred during the period between the issuance of the Senior Notes and the redemption of the Old Notes.

(2)     On January 29, 1997, the Company announced that Holdings, its parent corporation, had effected the recapitalization of the Company and Holdings pursuant to which Blackstone acquired 79.9% of Holdings' outstanding shares.  Certain fees totaling approximately $6.2 million paid by the Company in connection with the Recapitalization have been accounted for as recapitalization expenses, and charged against income in the period.  Also in connection with the Recapitalization, the Company recorded approximately $2.5 million of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management stock option agreements which eliminated put and call rights associated with the options.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

     Net Revenues. Net revenues increased approximately $9.4 million, or 4.2%, to approximately $235.8 million in fiscal 1997 from approximately $226.4 million in fiscal 1996, primarily as a result of a 12.8% increase in shipments, from approximately 16.4 million pounds in fiscal 1996 to approximately 18.5 million pounds in fiscal 1997.

     Sales to the aerospace industry for fiscal 1997 increased 16.7%, to approximately $111.2 million from approximately $95.3 million for fiscal 1996. The increase in revenue can be attributed to a 28.8% increase in volume to approximately 8.5 million pounds in fiscal 1997 from approximately 6.6 million pounds in fiscal 1996. This volume increase offset a decline in average selling price per pound, caused by a proportionately higher increase in the volume of the lower-priced, nickel-based alloys and forms, compared to the higher-priced, cobalt-containing alloys and forms.

     Sales to the chemical processing industry during fiscal 1997 declined by 11.0% to approximately $69.3 million from approximately $77.9 million for fiscal 1996. Volume shipped to the chemical processing industry during fiscal 1997 decreased by 1.7% to approximately 5.9 million pounds, compared to 6.0 million pounds in fiscal 1996. The drop in the average selling price per pound reflects lower sales of higher cost, higher priced product forms, and higher sales of lower cost, lower priced product forms. In particular, sales of tubular products declined, while sales of forged billet and forged bar products increased during fiscal 1997 compared to the same period a year ago. Much of the decline in volume in the domestic market can be attributed to lower sales to key distributors and sharply lower sales for project business in the agrochemical sector. For the export market, the decline in volume can be attributed to lower sales to key distributors and a drop in sales to a key manufacturer of heat exchanger components.

     Sales to the LBGT industry during fiscal 1997 increased 1.1% to approximately $17.6 million from approximately $17.4 million in fiscal 1996. Volume remained relatively unchanged while average selling prices increased 1.1%. Higher domestic activity offset lower export and European activity.

     Sales to the FGD industry declined 24.1% to approximately $6.3 million in fiscal 1997 from approximately $8.3 million in fiscal 1996. Volume declined 30.0% while average selling price per pound increased 8.4%. The decline in volume can be attributed to the lack of significant project activity in the domestic market and heightened competition for foreign projects.

     Sales to the oil and gas industry increased 81.4% to approximately $7.8 million for fiscal 1997 from approximately $4.3 million in fiscal 1996. Sales to this sector are typically linked to sour gas project requirements. These requirements vary substantially from quarter to quarter and year to year.

     Sales to other industries increased 2.6% in fiscal 1997 to approximately $20.1 million from approximately $19.6 million for the same period a year ago, as a result of volume increase of 20.0% partially offset by a 14.5% decline in average selling price. The increase in volume can be attributed to higher sales for automotive application. The decline in the average selling price per pound stems from lower sales of higher cost, higher priced products during fiscal 1997 compared to fiscal 1996.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 76.6% in fiscal 1997 compared to 80.0% in fiscal 1996, as a result of lower raw material costs and higher capacity utilization. Volume in the higher priced, higher value added, sheet, coil, and seamless forms increased in fiscal 1997, compared to fiscal 1996. Increased capacity utilization in these operations led to efficiencies that lowered average per-unit cost.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $1.7 million, or 8.5%, to approximately $18.3 million for fiscal 1997 from approximately $20.0 million in fiscal 1996. The decrease was primarily the result of a net decrease of approximately $800,000 for incentive compensation in fiscal 1997, compared to the same period in fiscal 1996. In addition, selling and administrative expenses in fiscal 1996 included approximately $1.8 million of postponed initial public offering costs.

     Recapitalization Expense. Recapitalization expense of approximately $8.7 million recorded in fiscal 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the Recapitalization (discussed below) and approximately $2.5 million in non-cash compensation expense pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.

     Research and Technical Expenses. Research and technical expenses increased approximately $400,000, or 11.8%, to approximately $3.8 million in fiscal 1997 from approximately $3.4 million in fiscal 1996, primarily as a result of salary increases combined with headcount additions which occurred in the latter part of fiscal 1996. Also, research efforts sponsored by the Company at various universities were increased during fiscal 1997, as compared to the same period a year ago.

     Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 1997 of approximately $24.4 million, approximately $4.1 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1996, operating income was approximately $21.9 million, of which approximately $4.9 million was contributed by the Company's foreign subsidiaries.

     Other Costs (Income). Other cost (income), net, decreased approximately $314,000, or 53.2%, from approximately $590,000 in fiscal 1996 to approximately $276,000 for fiscal 1997, primarily as a result of foreign exchange gains realized and lower domestic bank charges in fiscal 1997, as compared to foreign exchange losses experienced during fiscal 1996.

     Interest Expense. Interest expense decreased approximately $1.4 million, or 6.4%, to approximately $20.6 million for fiscal 1997 from approximately $22.0 million for fiscal 1996, due primarily to lower interest rates and reduced debt issue cost amortization achieved as a result of the refinancing of the Company's long-term debt in fiscal 1996. This decrease was partially offset by higher revolving credit balances during fiscal 1997, compared to the same period in fiscal 1996. In addition, interest expense for fiscal 1996 included an additional approximately $1.5 million interest expense incurred during the period between the issuance of the 11 5/8% Senior Notes due 2004 and the redemption of the Old Notes.

     Income Taxes. The provision for (benefit from) income taxes decreased by approximately $34.6 million during fiscal 1997. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.

     Net Income. As a result of the above factors, the Company recognized net income for fiscal 1997 of approximately $36.3 million, compared to a net loss of approximately $9.0 million for fiscal 1996.





                 [Remainder of Page Intentionally Left Blank.]

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

     Net Revenues. Net revenues increased approximately $24.5 million, or 12.1%, to approximately $226.4 million in fiscal 1996 from approximately $201.9 million in fiscal 1995, primarily as a result of an 11.6% increase in the average selling price per pound, from $12.18 to $13.59. Shipments increased by 0.6% to 16.4 million pounds in fiscal 1996 from 16.3 million pounds in fiscal 1995, as volume increases in the aerospace, chemical processing and LBGT markets offset lower volumes in the oil and gas and other markets.

     Sales to the aerospace industry increased by 39.7% to approximately $95.3 million in fiscal 1996 from approximately $68.2 million in fiscal 1995.
Volume increased 37.5% and the average selling price per pound increased 1.6%. Increased demand for the Company's products in fiscal 1996 from the aerospace industry was generated primarily by domestic engine producers, as demand in Europe remained relatively flat.

     Sales to the chemical processing industry increased 5.1% to approximately $77.9 million in fiscal 1996 from approximately $74.1 million in fiscal 1995. Volume decreased 6.3% due to lower exports to the Asia Pacific Rim. The average selling price per pound increased 12.1% as a result of higher demand from both the domestic and European markets.

     Sales to the LBGT industry increased 21.7% to approximately $17.4 million in fiscal 1996 from approximately $14.3 million in fiscal 1995 as a result of an 15.4% increase in volume and a 5.5% increase in the average selling price per pound. This reflected strong demand for cleaner burning power generation from gas turbines. In addition, the Company's sales to this market have been favorably impacted by its success in marketing HAYNES 230 to European turbine manufacturers as a replacement for competing alloys.

     Sales to the FGD industry increased 25.8% to approximately $8.3 million in fiscal 1996 from approximately $6.6 million in fiscal 1995. Volume increased 11.1% and, average selling price per pound increased by 13.2% due to higher domestic project activity.

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

     Sales to other industries decreased by 36.6% to approximately $19.6 million for fiscal 1996 from approximately $30.9 million in fiscal 1995, as a result of a 58.3% decrease in volume which was only partially offset by a 52.2% increase in average selling price per pound. The Company benefitted from a one-time order of approximately $3.5 million for a major waste treatment facility in Eastern Europe and a $5.1 million one-time order for defense-related remunerators on M-1 tanks in the first nine months of fiscal 1995. Sales to the waste incineration market increased as a result of greater use of the Company's products in high temperature corrosion applications. In addition, increased use of HAYNES HR-120 as a substitute for competing products (including stainless steel) in the industrial heating market led to higher sales in that segment.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 80.0% from 82.8% in the respective periods as a result of higher average selling prices and a favorable change in product mix. Volume in the higher-market high value-added product forms such as sheet, wire and seamless tubulars increased in fiscal 1996 over fiscal 1995 levels. Increased capacity utilization in the higher-cost operations used to manufacture these forms led to efficiencies that lowered the per unit cost. Also, during fiscal 1995 raw material costs escalated thereby temporarily reducing margins until price increases could be fully implemented. In fiscal 1996, these increased costs had been fully passed through to a greater extent as reflected in higher selling prices.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $4.5 million, or 29.0%, to approximately $20.0 million for fiscal 1996 from approximately $15.5 million in fiscal 1995. The increase was primarily a result of salary increases and the payment and accrual of management and employee bonuses of approximately $1.9 million which were awarded for fiscal 1995 and fiscal 1996 performance. Selling and administrative expenses also include approximately $1.8 million of costs incurred in connection with a postponed initial public offering of the Company's common stock. In addition, sales and marketing personnel were hired as a part of the Company's efforts to increase market coverage and customer contact.

     Research and Technical Expenses. Research and technical expenses increased approximately $362,000, or 11.9%, to approximately $3.4 million in fiscal 1996 from approximately $3.0 million in fiscal 1995, primarily as a result of salary increases. Headcount increased as part of the Company's ongoing commitment to technological leadership.

     Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 1996 of approximately $21.9 million, approximately $4.9 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1995, operating income was approximately $16.2 million, of which approximately $5.3 million was contributed by the Company's foreign subsidiaries.

     Other Costs (Income). Other costs, net decreased approximately $1.2 million, or 66.6%, to approximately $590,000 for fiscal 1996 from approximately $1.8 million in the same period in fiscal 1995, primarily as a result of foreign exchange gains in fiscal 1996 compared to foreign exchange losses in fiscal 1995 and a $582,000 reduction in other costs associated with the fiscal 1995 purchase of options to acquire the then outstanding Old Notes.

     Interest Expense. Interest expense increased approximately $1.8 million, or 8.7%, to approximately $22.0 million or fiscal 1996 from approximately $20.2 million for the same period in fiscal 1995, due primarily to higher average borrowings under the Company's Revolving Credit Facility and an additional $1.5 million of interest expense incurred during the period between the issuance of the Senior Notes and the redemption of the Old Notes.

     Income Taxes. The provision for income taxes of approximately $1.9 million for fiscal 1996 increased by approximately $672,000 from approximately $1.3 million for fiscal 1995, due primarily to taxes on foreign earnings against which the Company was unable to utilize its U.S. federal income tax net operating loss carryforwards.

     Extraordinary Loss. Extraordinary loss, net of tax benefit of approximately $7.3 million, were recorded in fiscal 1996 representing the extraordinary loss on the redemption of the Old Notes and is comprised of approximately $3.9 million of prepayment penalties incurred as a result of the redemption of the Old Notes and approximately $3.3 million of deferred debt issuance costs which were written off upon redemption. No tax benefit was recognized due to the valuation reserve established for tax reporting purposes.

     Net Loss. As a result of the above factors, the Company recognized a net loss for fiscal 1996 of approximately $9.0 million, compared to a net loss of approximately $6.8 million for fiscal 1995.




                   [Rest of page intentionally left blank.]

LIQUIDITY  AND  CAPITAL  RESOURCES

    The Company's near-term future cash needs will be driven by working capital requirements, which are likely to increase, and planned capital expenditures. Capital expenditures were approximately $8.9 million in fiscal 1997 and are expected to be approximately $9.0 million in fiscal 1998. Capital expenditures were approximately $1.9 million and $2.1 million for fiscal 1995 and 1996, respectively. The increased capital investments for fiscal 1997 and 1998 are for significant new equipment additions and expenditures of approximately $3.1 million for new integrated information systems. The top three capital projects in terms of fiscal 1997 spending were
(1) an upgrade to the Company's bright anneal line furnace, (2) a new slab grinder, and (3) the integrated information system. The Company expects that the primary benefits of this spending are to be (i) the expansion of annual production capacity by 25% from approximately 20.0 million pounds to approximately 25.0 million pounds, based on the current product mix, (ii) improved production quality resulting in lower internal rejection rates and rework costs and (iii) improved coordination among sales, marketing and manufacturing personnel resulting in more efficient pricing practices. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. Moreover, other than as described above, the Company does not currently have any significant capital expenditure commitments. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

    Net cash used in operating activities in fiscal 1997 was approximately $6.6 million, as compared to approximately $5.3 million for fiscal 1996. The negative cash flow from operations for fiscal 1997 was primarily a result of increases of approximately $20.5 million in inventories which was offset by non-cash depreciation and amortization expenses of approximately $8.6 million, an increase in the accounts payable and accrued expenses balance of approximately $1.0 million a decrease in accounts receivable of approximately $1.1 million and other adjustments. Cash used for investing activities increased from approximately $2.0 million in fiscal 1996 to approximately $8.8 million in fiscal 1997, primarily as a result of higher capital expenditures. Cash provided by financing activities for fiscal 1997 was approximately $14.2 million due primarily to $14.6 million in increased borrowings under the Revolving Credit Facility. Cash for fiscal 1997 decreased approximately $1.4 million, resulting in a September 30, 1997 cash balance of approximately $3.3 million. Cash in fiscal 1996 decreased approximately $347,000, resulting in a cash balance of approximately $4.7 million at September 30, 1996.

    On August 23, 1996, the Company issued $140.0 million of its 11 5/8% Senior Notes due 2004 and amended its Revolving Credit Facility with Congress Financial Corporation ("Congress") to increase the maximum amount available under the Revolving Line of Credit to $50.0 million. With the proceeds from the issuance of the Senior Notes and borrowings under the Revolving Credit Facility, the Company redeemed all of its outstanding Old Notes on September 23, 1996. On January 24, 1997, the Company amended its Revolving Credit Facility by increasing the maximum credit from $50.0 million to $60.0 million. See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility.

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

    The Company is currently conducting groundwater monitoring and post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the EPA. If the EPA or IDEM were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a PRP at one waste disposal site. Based on current information, the Company believes that its involvement at this site will not have a material adverse effect on the Company's financial condition, results of operations or liquidity although there can be no assurance with respect thereto. Expenses related to environmental compliance were $1.1 million for fiscal 1997 and are expected to be approximately $1.2 million for fiscal 1998. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Environmental Matters."

INFLATION

      The Company believes that inflation has not had a material impact on its operations.

INCOME  TAX  CONSIDERATIONS

    For financial reporting purposes the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Statement of Financial Accounting Standards ("SFAS") No. 109 requires the recording of a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. This statement further states that forming a conclusion that a valuation allowance is not needed may be difficult, especially when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred tax assets depends upon the Company's ability to generate sufficient taxable income in the future. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36.4 million. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring changes) sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.

RECAPITALIZATION

     The Company announced on January 29, 1997 that the Recapitalization had been effected, and that in connection therewith Holdings had completed a stock purchase transaction with Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") and a stock redemption transaction with MLGA Fund II, L.P. and MLGAL Partners L.P., the principal investors in Holdings prior to the Recapitalization. As part of the Recapitalization, Holdings redeemed approximately 79.9% of its outstanding shares of common stock at $10.15 per share in cash and Blackstone purchased a like number of shares at the same price. Due to this change in ownership, the Company's ability to utilize its U.S. net operating loss carryforwards will be limited in the future. In conjunction with the above mentioned transactions, the maximum amount available under the Company's Revolving Credit Facility was increased from $50 to $60 million.

ACQUISITION  BY  HOLDINGS

     On June 11, 1997 Inco Limited ("Inco") and Blackstone jointly announced the execution of a definitive agreement for the sale by Inco of 100% of its Inco Alloy International ("IAI") business unit to Holdings, an affiliate of Blackstone. Upon consummation of the transaction, Blackstone plans to combine the operations of IAI and the Company. Completion of the sale will be subject to a number of conditions and the receipt of regulatory and other approvals, including anti-trust clearance. Closing of the sale is currently expected to take place in the first quarter of calendar 1998.

ACCOUNTING  PRONOUNCEMENTS

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














                 [Remainder of page intentionally left blank.]

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTS






Board  of  Directors
Haynes  International,  Inc.




     We have audited the consolidated financial statements and the financial statement schedule of Haynes International, Inc. (the Company), a wholly owned subsidiary of Haynes Holdings, Inc., listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haynes International, Inc. as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers  &  Lybrand  L.L.P.





Fort  Wayne,  Indiana
November  3,  1997



HAYNES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                            SEPTEMBER 30,    SEPTEMBER 30,
ASSETS                                                                1996             1997
Current assets:
     Cash and cash equivalents                              $        4,688   $        3,281
     Accounts and notes receivable, less allowance for
     Doubtful accounts of $900 and $657, respectively               39,624           38,500
     Inventories                                                    74,755           94,081
          Total current assets                                     119,067          135,862
Property, plant and equipment, net                                  31,157           32,551
Deferred income taxes                                                                37,057
Prepayments and deferred charges, net                               11,265           10,849
          Total assets                                      $      161,489   $      216,319
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                  $       24,814   $       24,938
     Accrued postretirement benefits                                 4,000            3,900
     Revolving credit                                               30,888           45,239
 Note payable                                                          859            1,408
     Income taxes payable                                            1,199            1,566
     Deferred income taxes                                                            1,748
          Total current liabilities                                 61,760           78,799
Long-term debt, net of unamortized discount                        137,350          137,566
Deferred income taxes                                                  485
Accrued postretirement benefits                                     91,813           92,301
          Total liabilities                                        291,408          308,666
Redeemable common stock of parent company                              422            2,088
Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     Issued and outstanding)
     Additional paid-in capital                                     47,985           49,070
     Accumulated deficit                                          (181,321)        (145,006)
     Foreign currency translation adjustment                         2,995            1,501
          Total capital deficiency                                (130,341)         (94,435)
          Total liabilities and capital deficiency          $      161,489   $      216,319


The accompanying notes are an integral part of these financial statements.



HAYNES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS)



                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1995             1996             1997
Net revenues                                  $      201,933   $      226,402   $      235,760
Costs and expenses:

 Cost of sales                                       167,196          181,173          180,504
 Selling and administrative                           15,475           19,966           18,311
     Recapitalization expense                                                            8,694
 Research and technical                                3,049            3,411            3,814
 Other costs, net                                      1,767              590              276
 Interest expense                                     20,233           21,991           20,608
 Interest income                                        (329)            (889)            (152)
      Total costs and expenses                       207,391          226,242          232,055
Income (loss) before provision for (benefit
from) income taxes and extraordinary item             (5,458)             160            3,705
Provision for (benefit from) income taxes              1,313            1,940          (32,610)
Income (loss) before extraordinary item               (6,771)          (1,780)          36,315
Extraordinary item, net of tax benefit                                 (7,256)
          Net income (loss)                   $       (6,771)  $       (9,036)  $       36,315

The accompanying notes are an integral part of these financial statements.





HAYNES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                               1995             1996             1997
Cash flows from operating activities:
 Net income (loss)                                   $       (6,771)  $       (9,036)  $       36,315
 Adjustments to reconcile net income ( loss)
        to net cash used in operating activities:
 Extraordinary item                                                            7,256
 Depreciation                                                 8,188            7,751            7,477
 Amortization                                                 1,444            1,353            1,144
 Deferred income taxes                                            2              213          (35,718)
 Gain on disposition of property and equipment                  (37)             (20)             (39)
       Non-cash stock option expense                                                            2,457
 Change in assets and liabilities:
   Accounts and notes receivable                             (7,354)          (1,599)           1,053
   Inventories                                               (6,480)         (15,132)         (20,527)
   Prepayments and deferred charges                             347              335              (97)
   Accounts payable and accrued
   expenses                                                   6,322            2,543              608
   Income taxes payable                                         774               10              344
   Accrued postretirement benefits                              682              983              387
     Net cash used in operating
     activities                                              (2,883)          (5,343)          (6,596)
Cash flows from investing activities:
 Additions to property, plant and equipment                  (1,934)          (2,092)          (8,863)
 Proceeds from disposals of property, plant,                                                       33
 and equipment                                                   39               67
   Net cash used in investing activities                     (1,895)          (2,025)          (8,830)
Cash flows from financing activities:
 Net additions of revolving credit                            4,337           18,411           14,567
 Borrowings of long-term debt                                                137,350
 Repayments of long-term debt                                               (140,000)
 Payment of debt issuance costs                                               (5,408)            (676)
Payment of prepayment penalties on debt retirement                            (3,911)
 Capital contribution from parent company of
 proceeds from exercise of stock options                                         674              294
 Retirement of stock options                                   (425)
      Net cash provided from financing activities             3,912            7,116           14,185
 Effect of exchange rates on cash                               211              (95)            (166)
 Decrease in cash and cash equivalents                         (655)            (347)          (1,407)
 Cash and cash equivalents:
   Beginning of year                                          5,690            5,035            4,688
   End of year                                       $        5,035   $        4,688   $        3,281
Supplemental disclosures of cash flow information:
Cash paid during period for:
 Interest                                            $       18,840   $       22,076   $       20,968
 Income taxes                                        $          560   $        1,717   $        3,040

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

B.          CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investment instruments, including investments with original maturities of three months or less at acquisition, to be cash equivalents, the carrying value of which approximates fair value due to the short maturity of these investments

C.          INVENTORIES

Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined using the last-in, first-out method (LIFO). The cost of foreign inventories is determined using the first-in, first-out (FIFO) method and average cost method.

D.          PROPERTY,  PLANT  AND  EQUIPMENT

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

E.          LONG-LIVED  ASSETS

The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. As of September 30, 1997 and 1996 management considered the Company's intangible and other long-lived assets to be fully recoverable.

HAYNES  INTERNATIONAL,  INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     F.          ENVIRONMENTAL  EXPENDITURES

Environmental  expenditures  that  pertain  to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities, including remediation investigation and feasibility study costs, when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable.

In October 1996, Statement of Position 96-1, "Environmental Remediation Liabilities," was issued and is effective for fiscal 1998. This statement provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. The Company does not expect this statement to have a material effect on its financial position results of operations.

     G.          FOREIGN  CURRENCY  EXCHANGE

     The Company's foreign operating entities' financial statements are stated in the functional currencies of each respective country, which are the local currencies. Substantially all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year; and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of capital deficiency and transaction gains and losses are reflected in the consolidated statement of operations.

     H.          INCOME  TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

I.     DEFERRED CHARGES

Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 1996 and 1997 was $63 and $992, respectively. During 1996, the Company wrote off approximately $3,345 of deferred debt issuance costs and capitalized approximately $5,408 of costs incurred in connection with the refinancing of the Company's debt. During 1997, the Company capitalized approximately $676 of costs incurred in connection with an increase in the Company's existing revolving line of credit.


HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




J.     FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

The Company enters into forward currency exchange contracts and nickel futures contracts on a continuing basis for periods consistent with contractual exposures. The effect of this practice is to minimize the variability in the
Company's operating results arising from foreign     exchange rate and nickel
price movements. These contracts are considered short-term financial instruments, the carrying value of which approximates fair value due to the relatively short duration of the contracts. The Company does not engage in foreign currency or nickel futures speculation. Gains and losses on these contracts are reflected in the statement of operations in the month the contracts are settled. At September 30, 1996 and 1997, the Company had $1,360 and $6,616 of foreign currency exchange contracts, respectively, and $3,512 and $2,328 of nickel futures contracts, respectively, outstanding with a combined net unrealized loss of $192 and $104, respectively. With respect to the consolidated statement of cash flows, contracts accounted for as hedges are classified in the same category as the items being hedged.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 1997 and periodically throughout the year the Company has maintained cash balances in excess of federally insured limits.

During 1995, 1996 and 1997, sales to one group of affiliated customers approximated $23,718, $26,937 and $24,854, respectively, or 12%, 12% and 11%
of net revenues, respectively. The Company generally does not require collateral and credit losses have been within managements expectations. The Company does not believe it is significantly vulnerable to certain business concentrations with respect to customers, suppliers, products, markets or geographic areas that make the Company vulnerable to the risk of a near-term severe impact.

K.     ACCOUNTING ESTIMATES

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

L.     ACCOUNTING PRONOUNCEMENTS

SFAS No. 129, "Disclosure of Information about Capital Structure", is effective for the year ending September 30, 1998. SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", are effective for the year ending September 30, 1999. In the opinion of management, SFAS No. 129, SFAS No. 130, and SFAS No. 131 will not have a material impact on the Company's financial position, results of operations, or cash flows, as these statements are disclosure oriented.

 HAYNES INTERNATIONAL, INC.

NOTE 2:     INVENTORIES



The following is a summary of the major classes of inventories:



                                                 September 30,    September 30,
                                                           1996             1997
Raw materials                                    $        4,296   $        5,012
Work-in-process                                          37,643           50,240
Finished goods                                           32,046           33,641
Other                                                       861              984
Amount necessary to increase (decrease) certain
inventories to the LIFO method                              (91)           4,204
     Net inventories                             $       74,755   $       94,081

Inventories valued using the LIFO method comprise 74% and 77% of consolidated FIFO inventories at September 30, 1996 and 1997, respectively.



NOTE 3:     PROPERTY, PLANT AND EQUIPMENT



The following is a summary of the major classes of property, plant, and equipment:



                                    SEPTEMBER 30,    SEPTEMBER 30,
                                              1996             1997
Land and land improvements          $        1,918   $        1,951
Buildings                                    6,623            6,715
Machinery and equipment                     76,336           81,831
Construction in process                        900            4,030
                                            85,777           94,527
     Less accumulated depreciation         (54,620)         (61,976)
Property, plant and equipment, net  $       31,157   $       32,551

HAYNES INTERNATIONAL, INC.

NOTE 4:     ACCOUNTS PAYABLE AND ACCRUED EXPENSES




The following is a summary of the major classes of accounts payable and accrued expenses:




                                SEPTEMBER 30,   SEPTEMBER 30,
                                          1996            1997
Accounts payable, trade         $       15,285  $       16,990
Employee compensation                    4,214           3,476
Taxes, other than income taxes           1,977           2,086
Interest                                 1,718           1,356
Other                                    1,620           1,030
     Total                      $       24,814  $       24,938










                 (Remainder of page intentionally left blank.)

HAYNES INTERNATIONAL, INC.

NOTE 5:     INCOME TAXES



The components of income (loss) before provision for (benefit from) income taxes and extraordinary item consist of the following:



                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       1995             1996             1997
Income (loss) before provision for (benefit
from)  income taxes and  extraordinary item
 U.S.                                        $       (9,332)  $       (4,558)  $         (677)
 Foreign                                              3,874            4,718            4,382
     Total                                   $       (5,458)  $          160   $        3,705

Income tax provision (benefit):
  Current:
 U.S. Federal                                                 $          187   $        1,401
 Foreign                                     $        1,284            1,509            1,285
 State                                                   27               31              422
   Current total                                      1,311            1,727            3,108
  Deferred:
 U. S. Federal                                            2              131          (30,294)
 Foreign                                                                  82             (498)
       State                                                                           (4,926)
   Deferred total                                         2              213          (35,718)
Total provision for income taxes             $        1,313   $        1,940   $      (32,610)

HAYNES INTERNATIONAL, INC.




The provision for (benefit from) income taxes applicable to results of operations before extraordinary item differed from the U.S. federal statutory rate as follows:




                                                       Year Ended       Year Ended       Year Ended
                                                       September 30,    September 30,    September 30,
                                                                 1995             1996             1997
Statutory federal tax rate                                         34%              34%              34%
Tax provision (benefit) at the statutory rate          $       (1,856)  $           54   $       1, 260
Foreign tax rate differentials                                   (162)             (24)            (202)
Utilization of alternative minimum tax credit                                                      (534)
Utilization of net operating loss                                                                (2,705)
Withholding tax on undistributed earnings of
Foreign subsidiaries                                                               131              155
Provision for state taxes, net of federal tax benefit              27               31              422
Exercise of stock options of parent company                                        400             (167)
U.S. tax on distributed and undistributed earnings
of foreign subsidiaries                                           980              760            1,097
Increase (decrease) in valuation allowance related
to continuing operations                                        2,057              363          (31,923)
Other                                                             267              225              (13)
Provision (benefit) at effective tax rate              $        1,313   $        1,940   $      (32,610)


HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Deferred income tax assets (liabilities) are comprised of the following:



Current deferred income tax assets (liabilities):     SEPTEMBER 30,    SEPTEMBER 30,
                                                                1996             1997
Inventory capitalization                              $          962   $        1,110
Postretirement benefits other than pensions                    1,553            1,541
Accrued expenses for vacation                                    470              596
Inventory profit reserve                                         666            1,265
Other                                                            754              475
 Gross current deferred tax assets                             4,405            4,987
   Less:  Valuation allowance                                 (2,434)
                                                               1,971            4,987
Inventory purchase accounting adjustment                      (6,304)          (6,378)
Mark to market reserve                                                           (357)
     Gross current deferred tax liability                     (6,304)          (6,735)
   Total net current deferred tax liability                   (4,333)          (1,748)

Noncurrent deferred income tax assets (liabilities):
Property, plant and equipment, net                            (7,069)          (4,969)
Prepaid pension costs                                         (1,990)          (1,893)
Investment in subsidiary                                        (466)            (475)
Other foreign related                                           (556)            (690)
Undistributed earnings of foreign subsidiaries                (3,420)          (4,575)
 Gross noncurrent deferred tax liability                     (13,501)         (12,602)

Postretirement benefits other than pensions                   35,656           35,827
Executive compensation                                           164              825
Investment in subsidiary                                         582              573
Net operating loss carryforwards                              14,406           12,434
Alternative minimum tax credit carryforwards                     538
 Gross noncurrent deferred tax asset                          51,346           49,659
   Less:  Valuation allowance                                (33,997)
                                                              17,349           49,659
   Total net noncurrent deferred tax
asset                                                          3,848           37,057
          Total                                       $         (485)  $       35,309

The valuation allowance used to offset deferred tax assets is as follows:







Allowance at October 1, 1994     $ 30,857
Increase in allowance               2,346
Allowance at October 1, 1995       33,203
Increase in allowance               3,228
Allowance at September 30, 1996    36,431
Decrease in allowance             (36,431)
Allowance at September 30, 1997  $      0

HAYNES INTERNATIONAL, INC.

     As of September 30, 1997, the Company had net operating loss carryforwards for regular tax purposes of approximately $33,206 (expiring in fiscal years 2007 to 2011), of which $19,800 are available for alternative minimum tax.

     During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36,431. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.


NOTE  6:          DEBT



    Debt, consists of the following:



                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                       1996            1997
Revolving Credit Facility                                    $       30,888  $       45,239
Senior Notes (due 2004, 11.625%) net of $2,650 and
2,434, respectively, unamortized discount (effective rate
of 12.0%)                                                    $      137,350  $      137,566



BANK  FINANCING

     On August 23, 1996, the Company successfully refinanced its then existing debt with the issuance of $140,000 Senior Notes due 2004 and an amendment to its working capital facility (the "Revolving Credit Facility") with Congress Financial Corporation ("Congress").

    Certain non recurring charges were recorded as a result of this refinancing effort as follows:

     $7,256 of extraordinary losses which represents the extraordinary loss on the redemption of the Senior Secured and Senior Subordinated Notes and is comprised of $3,911 of prepayment penalties incurred with the redemption and $3,345 of deferred debt issuance costs which were written off upon redemption of the related debt;
     $1,837 of selling and administrative expense which represents costs incurred with a postponed initial public offering of the Company's common stock.
     $924 of net interest expense incurred during the period between the issuance of the Senior Notes and the redemption of the Senior Secured and Senior Subordinated Notes.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     On January 24, 1997, the Company amended its Revolving Credit Facility by increasing the maximum credit from $50,000 to $60,000. The amount available for revolving credit loans equals the difference between the $60,000 total facility amount less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sub limit of $10,000. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding) plus 60% of eligible inventories consisting of finished goods and raw materials, plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value, minus any availability reserves established by Congress. Unused line of credit fees during the revolving credit loan period are .375% of the amount by which $48,000 exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations.

     The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.50% and London Interbank Offered Rates ("LIBOR") plus 2.50%. At September 30, 1997, the effective interest rates for revolving credit loans were 8.156% for $31,500 of the Revolving Credit Facility and 9.0% for the remaining $13,739. At September 30, 1996, the effective interest rates for revolving audit loans were 8.238% for $24,000 of the Revolving Credit Facility and 9.0% for the remaining $6,888. As of September 30, 1997, $3,042 in letter of credit reimbursement obligations have been incurred by the Company. The availability for revolving credit loans at September 30, 1997 was $7,099.

     The Revolving Credit Facility contains covenants common to such agreements including the maintenance of certain net worth levels and limitations on capital expenditures, investments, incurrences of debt, impositions of liens, dispositions of assets and payments of dividends and distributions. The Revolving Credit Facility is collateralized by first priority security interests on all accounts receivable and inventories (excluding all accounts receivable and inventories of the Company's foreign subsidiaries) and fixed assets of the Company and the proceeds therefrom.

     The estimated fair value, based upon an independent market quotation, of the Company's long-term debt was approximately $145,600 and $161,700 at
September  30,  1996  and  1997,  respectively.    The  carrying  value of the
Company's  Revolving  Credit  Facility  approximates  fair  value.

SENIOR  NOTES  DUE  2004

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

HAYNES  INTERNATIONAL,  INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

OTHER

     In addition to the aforementioned debt, the Company's UK affiliate (Haynes International, Ltd.) has a revolving credit agreement with Midland Bank that provides for availability of 1,000 pounds sterling ($1,674) collateralized by the assets of the affiliate. This revolving credit agreement was available in its entirety on September 30, 1997 as a means of financing  the  activities  of the affiliate including payments to the Company
for  intercompany  purchases.    The  Company's  French  affiliate  (Haynes
International, SARL) has an overdraft banking facility of 12,000 french francs ($2,077) and utilized 8,329 french francs ($1,408) of the facility as of September 30, 1997. The Company's Swiss affiliate (Nickel-Contor AG) has an overdraft banking facility of 3,800 swiss francs ($2,717) all of which was available on September 30, 1997.











                 [Remainder of page intentionally left blank.]

HAYNES INTERNATIONAL, INC.

NOTE 7:     CAPITAL DEFICIENCY



The following is a summary of changes in stockholder's equity (capital deficiency):


                                COMMON  COMMON STOCK                 FOREIGN
                                STOCK
                                                       ADDITIONAL                    CURRENCY       TOTAL
                                NO. OF  AT             PAID IN        (ACCUMULATED   TRANSLATION    CAPITAL
                                SHARES  PAR            CAPITAL       DEFICIT)        ADJUSTMENT     DEFICIENCY
Balance at September 30, 1994      100  $           0  $    46,276   $    (165,514)  $      3,211   $  (116,027)
Year ended
September 30, 1995:
    Net Loss                                                                (6,771)                      (6,771)

    Dividend to parent company
    to repurchase stock                                        (70)                                         (70)
    Reclassification of
    redeemable common stock                                    100                                          100
    Foreign Exchange                                                                          859           859
Balance at
September 30, 1995                 100              0       46,306        (172,285)         4,070      (121,909)
Year ended
September 30, 1996:
    Net Loss                                                                (9,036)                      (9,036)
    Capital contribution from
    parent company on exercise
    of stock option                                            674                                          674
    Reclassification of
    redeemable common stock                                  1,005                                        1,005
    Foreign Exchange                                                                       (1,075)       (1,075)
Balance at September 30, 1997      100              0       47,985        (181,321)         2,995      (130,341)
Year ended
September 30, 1997:
    Net income                                                              36,315                       36,315
    Capital contribution from
    parent company on exercise
    of stock option                                            294                                          294
    Reclassification of
    redeemable common stock                                    791                                          791
    Foreign Exchange                                                                       (1,494)       (1,494)
Balance at September 30, 1997      100  $           0  $    49,070   $    (145,006)  $      1,501   $   (94,435)

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

     Net periodic pension cost on a consolidated basis was $458, $720, and $767 for the years ended September 30, 1995, 1996 and 1997, respectively.

     For the domestic pension plan, net periodic pension cost was comprised of the following elements:






                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                         1995             1996             1997
Service cost                   $        1,713   $        2,042   $        2,156
Interest cost                           7,060            7,027            7,370
Actual return on plan assets          (18,727)         (13,431)         (22,820)
Net amortization and deferral          10,084            4,670           13,627
Net periodic pension cost      $          130   $          308   $          333







                 [Remainder of page intentionally left blank.]

HAYNES INTERNATIONAL, INC.




The following table sets forth the domestic pension plan's funded status:



                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                 1996             1997

Accumulated benefit obligation, including vested
Benefits of $83,516 and $88,576, respectively          $       87,469   $       92,702
Projected benefit obligation for
Service rendered to date                               $     (101,922)  $      107,347
Plan assets at fair value
(primarily debt securities)                                   128,264          143,577
Plan assets in excess of projected
Benefit obligation                                             26,342           36,230
Unrecognized net gain from past experience different
from that assumed and effects of changes in
assumptions                                                   (24,364)         (34,364)
Unrecognized prior service costs                                3,146            2,926
Prepaid pension cost recognized in the consolidated
balance sheet                                          $        5,124   $        4,792
Assumptions:
Weighted average discount rate                                   7.50%            7.00%
Average rate of increase in compensation levels                  5.75%            5.25%
Expected rate of return on plan assets during year               7.75%            8.25%

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

     The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", which requires the cost of post retirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis. Operations were charged approximately $4,671, $4,823 and $3,869 for these benefits during fiscal 1995, 1996 and 1997, respectively.

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

HAYNES INTERNATIONAL, INC.




    The  following  sets  forth  the    status  of  the plans in the aggregate
reconciled  with  amounts  reported  in  the  Company's  balance  sheet:



                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                     1996            1997
Accumulated post retirement benefit
obligation (APBO):
     Retirees and dependents               $       48,380  $       45,463
     Active plan participants eligible to
     receive benefits                               7,813           8,624
     Active plan participants not yet
     eligible to receive benefits                  16,043          16,487
                  Total APBO                       72,236          70,574
     Unrecognized prior service cost               11,582          10,492
     Unrecognized net gain                         11,995          15,135
     Accrued postretirement liability      $       95,813  $       96,201





     Net periodic postretirement benefit cost included the following components:



                                          YEAR ENDED       YEAR ENDED       YEAR ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    1995             1996             1997
Service cost                              $        1,036   $        1,131   $        1,130
Interest cost                                      5,126            5,089            4,653
Amortization of net gain                            (582)            (306)            (823)
Amortization of prior service cost                  (909)          (1,091)          (1,091)
Net periodic postretirement benefit cost  $        4,671   $        4,823   $        3,869



     An 11.00% annual rate of increase for ages under 65 and a 9.00% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 1997, gradually decreasing for both age groups to 5.30% by the year 2009. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation a of September 30, 1997 by $10,240 and increase the net periodic post retirement benefit cost for 1997 by $936. A discount rate of 8.0%, 7.5%, and 7.0% was used to determine the accumulated post retirement benefit obligation at September 30, 1995, 1996, and 1997, respectively.

     The  Company  sponsors  certain  profit  sharing plans for the benefit of
employees  meeting  certain  eligibility  requirements.    There  were  no
contributions for these plans for the three years in the period ended September 30, 1997.

HAYNES INTERNATIONAL, INC.

NOTE  9:          COMMITMENTS

    The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $1,431, $1,392 and
$1,768  for  the  periods  ended  September  30,  1995,  1996,    and  1997,
respectively. Future minimum rental commitments under non-cancelable leases in effect at September 30, 1997 are as follows:





1998                 $1,664
1999                  1,259
2000                    661
2001                    471
2002 and thereafter   1,091
                     $5,146



NOTE  10:          OTHER

    Other costs, net consists of net foreign currency transaction (gains) and losses in the amounts of $207, $(185) and $(524) for the periods ended September 30, 1995, 1996 and 1997, respectively, and miscellaneous costs.

    The Company is involved as the defendant in several legal actions and is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

    Although the level of future expenditures for environmental and other legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity.








                 [Remainder of page intentionally left blank.]

HAYNES INTERNATIONAL, INC.

NOTE  11:          RELATED  PARTY

     On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). As part of the Recapitalization, Blackstone agreed to provide financial support and assistance to the Company. Fees totaling $6,237 paid by the Company to Blackstone and other unrelated parties in connection with the Recapitalization have been accounted for as recapitalization expenses and charged against income in the period. Also in connection with this transaction, the Company recorded $2,457 of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management's stock options agreements, which eliminated put and call rights associated with the options. As a result of the Recapitalization, all outstanding unexercised options were immediately vested as part of the change in control provisions of the Plan. In addition, the Company has agreed to pay Blackstone an annual monitoring fee of $500, of which $333 is included in selling and administrative expenses and other accrued expenses at September 30, 1997. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future.

NOTE  12          STOCK-BASED  COMPENSATION

     Holdings has a stock option plan (the "Plan") which allows for the granting of options to certain key employees and directors of the Company. Under the Plan, options to purchase up to 905,880 shares of common stock may be granted at a price not less than the lower of book value or 50% of fair market value, as defined in the Plan. The options must be exercised within ten years from the date of grant and become exercisable on a pro rata basis over a five year period from the date of grant, subject to approval by the Board of Directors.

     On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share, the estimated fair value on that date. Due to the exercise and/or redemption of some of these options, redeemable common stock was reduced by $1,005 during 1996. Redeemable common stock was increased by $1,666 during 1997 after accounting for the modifications to management's stock option agreements in connection with the Recapitalization and the redemption and/or exercise of some of the options.

HAYNES INTERNATIONAL, INC.




Pertinent information covering the Plan is as follows:



                                              OPTION PRICE   FISCAL YEAR                  Weighted
                                   NUMBER     PER SHARE      OF  EXPIRATION  SHARES       Average
                                   OF                                        EXERCISABLE  Exercise
                                   SHARES                                                 Prices
Outstanding at September 30, 1994   596,443       2.28-5.00       1999-2004      434,443  $    4.02

 Granted                            322,900            5.00                                    5.00
 Redeemed                           (62,798)      2.28-3.24                                    2.76
 Canceled                           (36,500)           5.00                                    5.00
Outstanding at September 30, 1995   820,045       2.28-5.00       1999-2005      377,145       4.46

 Granted                                ---             ---                                       -
 Exercised                         (201,931)      2.28-5.00                                    3.34
 Canceled                          ( 64,000)           2.50                                    2.50
Outstanding at September 30, 1996   554,114       2.28-3.24       1999-2005      279,794       2.54

 Granted                            133,000            8.00                                    8.00
 Exercised                         (106,114)    2.28 - 3.24                                    2.70
 Canceled                                 -
Outstanding at September 30, 1997   581,000     2.50 - 8.00     1999 - 2007      581,000  $    3.76

Options Outstanding at              133,000   $        8.00                      133,000
September 30, 1997 consist of
                                    448,000            2.50                      448,000
                                    581,000                                      581,000


     Effective October 1, 1996, the Company adopted the disclosure only provisions of SFAS no. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the existing stock option plan under the provisions of this pronouncement as the Company accounts for stock options under the provisions of Accounting Principles Board Opinion
(APB) No. 25. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, net income would have been reduced by $167, net of $112 deferred tax benefit, in fiscal 1997. There would have been no effect on net income in fiscal 1996 as no options were granted. These pro form adjustments were calculated using the minimum value method to value all stock options granted since October 1, 1995, using the following assumptions:





                             1997
Risk free interest rate      6.27%
Expected life of options  5 years

HAYNES INTERNATIONAL, INC.

NOTE  13:          FINANCIAL  INFORMATION  BY  GEOGRAPHIC  AREA




     Financial information by geographic area is as follows:




                                             YEAR ENDED       YEAR ENDED      YEAR ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                       1995             1996            1997
Sales
 United States                               $      122,334   $      142,132  $      154,403
 Export Sales                                        63,235           66,777          65,199
                                                    185,569          208,909         219,602

 Europe                                              42,935           54,173          54,116
                                                    228,504          263,082         273,718

 Less:  Eliminations                                 26,571           36,680          37,958
 Net revenues                                $      201,933   $      226,402  $      235,760
Operating income (loss) and other cost, net
 United States                               $       10,825   $       17,345  $       19,827
 Europe                                               3,950            4,806           4,486
Total operating income (loss) and other
cost, net                                            14,775           22,151          24,313
Interest                                             20,233           21,991          20,608
Income (loss) before provision for (benefit
from) income taxes and extraordinary item    $       (5,458)  $          160  $        3,705
Identifiable assets
 United States                               $      116,428   $      122,400  $      178,343
 Europe                                              29,649           34,314          34,693
 General corporate assets*                            5,035            4,688           3,281
 Equity in affiliates                                   204               87               2
                                             $      151,316   $      161,489  $      216,319


General corporate assets include cash and cash equivalents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



          Not applicable.

PART III

ITEM 10.     DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 1997. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.






NAME                  AGE  POSITION WITH THE COMPANY
Michael D. Austin. .   57  President and Chief Executive Officer; Director
Joseph F. Barker . .   50  Chief Financial Officer; Vice President, Finance; Treasurer
F. Galen Hodge . . .   59  Vice President, International
Michael F. Rothman .   50  Vice President, Engineering & Technology
Charles J. Sponaugle   49  Vice President, Sales and Marketing
Frank J. LaRosa. . .   38  Vice President, Human Resources and Information Technology
August A. Cijan. . .   42  Vice President, Operations
Theodore T. Brown. .   39  Controller; Chief Accounting Officer
Robert I. Hanson . .   53  General Manager, Arcadia Tubular Products
R. Steven Linne. . .   53  General Counsel and Secretary
Glenn H. Hutchins. .   42  Director
David A. Stockman. .   51  Director
Chinh E. Chu . . . .   31  Director
David S. Blitzer.. .   28  Director


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

     Mr. Linne was elected General Counsel and Secretary of the Company in October 1996 after having served as a patent and trademark attorney in private practice and for the Company and its predecessors since 1989.

     Mr. Hutchins is currently a Senior Managing Director of Blackstone, which he joined in September 1994. Mr. Hutchins was a Managing Director of Thomas
H. Lee Co. from 1987 until 1994. While on leave from Thomas H. Lee Co. during parts of 1993 and 1994, he was a Special Advisor in the White House. Mr. Hutchins currently serves on the Boards of Haynes International, Inc., American Axle & Manufacturing Inc. (Del.), American Axle & Manufacturing Inc. (Mich.), Corp Group C.V. and Corp Banca (Argentina) S.A.

     Mr. Stockman is currently a Senior Managing Director of Blackstone, which he joined in 1988. Prior to joining Blackstone, Mr. Stockman was a Managing Director in the Corporate Finance Department of Salomon Brothers, Inc. from 1985 to 1988 . He currently serves on the Board of Directors of Bar Technologies, Collins & Aikman, Haynes International, Inc. and American Axle & Manufacturing, Inc.

     Mr. Chu is currently a Managing director of the Blackstone Group L.P., which he joined in 1990. Prior to joining The Blackstone Group L.P., Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Board of Directors of Haynes International, Inc., Prime Succession and Rose Hills Company.

     Mr. Blitzer is currently a Vice President at the Blackstone Group L.P., which he joined in 1991 as an Analyst. Mr. Blitzer currently serves on the Board of Directors of Haynes International, Inc. and Volume Services, Inc.

     The Amended Stockholder's Agreement by and among Holdings and certain investors, including Blackstone, adopted on January 31, 1997, imposes certain transfer restrictions on Holdings' common stock, including provisions that (i) Holdings common stock may be transferred only to those person agreeing to be bound by the Stockholder Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act of 1933, as amended (the "Securities Act"); (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors or their permitted transferees, propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances.
The Stockholders' Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Stockholder Agreement terminates on the tenth anniversary of its effective date. Each member of the board of directors is elected for a term of one year.

    The Company's Certificate of Incorporation (the "Certificate") authorizes the board of directors to designate the number of directors. The board currently has designated eleven directors, and there are six existing vacancies on the board of directors, which the Company does not intend to fill in the near future. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Austin, to the terms of his employment contract. See "Executive Compensation--Austin Employment Agreement."

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



















                 [Remainder of page intentionally left blank.}

ITEM  11.          EXECUTIVE  COMPENSATION

    The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and each of the Company's four other most highly compensated Executive Officers, who served as executive officers as of September 30, 1997.



SUMMARY COMPENSATION TABLE




                                                                  Long-Term
                                                                  Compensation
                                                                  Awards
Name and                                           Other          Options       All Other
Principal              Fiscal  Salary    Bonus     Annual                    #  Compensation
Position               Year    $         $         Compensation $               $          (2)
Michael D. Austin        1997   387,000   233,704                               $       9,000
President and Chief
Executive Officer
                         1996   351,167    67,000             --            --        104,519
                         1995   314,250        --             --            --         75,631

Joseph F. Barker         1997   166,625    92,567                                       2,575
Vice President,
Finance; Treasurer
                         1996   150,000    27,000             --            --          2,073
                         1995   130,500        --             --        28,400          1,808

Charles J. Sponaugle     1997   148,000    79,967                                       1,371
Vice President, Sales
                         1996   134,042    23,100             --            --          1,191
                         1995   109,908        --             --        40,000          1,555

August A. Cijan          1997   149,400    73,482                                         812
Vice President,
Operations
                         1996   139,350    25,100             --            --            743
                         1995   117,800        --             --        40,000         55,677

F. Galen Hodge           1997   143,500    51,996                                       3,371
Vice President,
Marketing
                         1996   136,750    26,700             --            --          3,236
                         1995   129,033        --             --        23,000          3,651

--------------------------

(1)        Additional compensation in the form of perquisites was paid to certain of the named officers  in the periods presented; however, the amount of such compensation was less than the level  required  for  reporting.
(2)          Premium payments to the group term life insurance plan, gainsharing payments  and relocation  reimbursements  which  were  made  by  the  Company.

STOCK OPTION PLANS

    In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the "Existing Stock Option Plan"). The Existing Stock Option Plan authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 905,880 shares of Holdings' common stock. As of September 30, 1997, options to purchase 581,000 shares were outstanding under the Existing Stock Option Plan. Sixteen thousand, eight hundred thirty-five (16,835) options are available for grant. Upon consummation of the 1989 Acquisition, the holders of the Prior Options exchanged all of their remaining Prior Options for options pursuant to the Stock Option Plan (the "Rollover Options"). Except for the Rollover Options, the Compensation Committee, which administers the Existing Stock Option Plan, is authorized to determine which eligible employees will receive options and the amount of such options. Pursuant to the Existing Stock Option Plan, the Compensation Committee is authorized to grant options to purchase Common Stock at any price in excess of the lower of Book Value (as defined in the Existing Stock Option Plan) or 50% of the Fair Market Value (as defined in the Existing Stock Option Plan) per share of Common Stock on the date of the award. However, actual options outstanding under the Existing Stock Option Plan have been granted at the estimated fair market value per share at the date of grant, resulting is no compensation being charged to operations.

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

     The following table sets forth certain information with respect to stock options exercised and held by the persons named in the Summary Compensation Table. No persons named in the Summary Compensation Table were granted stock options during fiscal 1997.




STOCK OPTION EXERCISES AND FISCAL YEAR-END HOLDINGS



                                                 Number of    Number of
                                                 Securities   Securities     Value of        Value of
                                                 Underlying   Underlying     Unexercised     Unexercised
                      Shares                     Unexercised  Unexercised    In-The-Money    In-The-Money
                      Acquired     Value         Options at   Options at     Options at      Options at
                      On Exercise  Realized(1    Fiscal Year  Fiscal Year    Fiscal Year     Fiscal Year
Name                            #             )  End          End            End (2)         End (2)
                                                 Exercisable  Unexercisable  Exercisable     Unexercisable
Michael . Austin           40,000  $    306,000      160,000             --  $    1,224,000              --
Joseph F. Barker           23,644  $    186,078       40,000             --  $      306,000              --
Charles J. Sponaugle        7,000  $     53,550       33,000             --  $      252,450              --
August A. Cijan                --             -       40,000             --  $      306,000              --
F. Galen Hodge             35,470  $    245,098       40,000             --  $      306,000              --


(1)     Calculated as fair market value at exercise minus grant price.
(2)     Because there is no market for Holdings common stock, the value of unexercised "in the money"
options is based on the most recent value of Holdings common stock determined by the Holdings Board of
Directors ($10.15).


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

    The Severance Agreements provide for an initial term expiring April 30, 1996, subject to one-year automatic extensions (unless terminated by the Company or the Eligible Employee 60 days prior to May 1 of any year). The Severance Agreements automatically terminate upon termination of the Eligible Employee's employment prior to a Change in Control of the Company, as defined in the Severance Agreements (a "Severance Change in Control"), unless the termination of employment occurs as a result of action of the Company other than for Cause (as defined in the Severance Agreements) within 90 days of a Severance Change in Control. A Severance Change in Control occurs upon a change in ownership of 50.0% or more of the combined voting power of the outstanding securities of the Company or Holdings or upon the merger, consolidation, sale of all or substantially all of the assets or liquidation of the Company or Holdings.

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

    There are provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to an employee who leaves after five or more years of service and payments to an employee's surviving spouse. Employees are vested and eligible to receive pension benefits after completing five years of service. Vested benefits are generally paid beginning at or after age 55; however, benefits may be paid earlier in the event of disability, death, or completion of 30 years of service prior to age 55.

    The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 1997 The maximum annual benefit permitted for 1997 under Section 415(b) of the Code is $125,000.





YEARS OF SERVICE


AVERAGE ANNUAL   YEARS OF   YEARS OF   YEARS OF   YEARS OF   YEARS OF
REMUNERATION     SERVICE    SERVICE    SERVICE    SERVICE    SERVICE

                     15         20         25         30         35
100,000. . . .  $  23,800  $  31,700  $  39,700  $  47,600  $  55,500
150,000. . . .     36,500     48,700     60,900     73,100     85,300
200,000. . . .     49,300     65,700     82,200     98,600    115,000
250,000. . . .     62,000     82,700    103,400    124,100    144,800
300,000. . . .     74,800     99,700    124,700    149,600    174,500
350,000. . . .     87,500    116,700    145,900    175,100    204,300
400,000. . . .    100,300    133,700    167,200    200,600    234,000
450,000. . . .    113,000    150,700    188,400    226,100    263,800


    The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 1997 are as follows:




                      CREDITED
                      SERVICE
Michael D. Austin.           4
F. Galen Hodge . . .        27
Joseph F. Barker.           16
Charles J. Sponaugle        16
August A. Cijan. . .         3


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

    The board of directors has sole discretion to determine the amount, if any, to be contributed by the Company. No Company contributions were made to the Profit Sharing Plans for the fiscal years ended September 30, 1995, 1996 and 1997.

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

     In January 1997, the Company awarded and paid management bonuses of $200,000 pursuant to a board resolution. Additionally, an incentive plan similar to the 1996 plan was approved for 1997 subject to higher targets. Based on results for fiscal 1997, the Company accrued $925,000 for fiscal 1997 which was paid to all domestic employees meeting certain service requirements on November 12, 1997.

HAYNES INTERNATIONAL, LTD. PLAN

    In fiscal 1995, the Company's affiliate Haynes International, LTD instituted a gainsharing plan. For fiscal 1995 and 1996, the Company made gainsharing payments pursuant to this plan of approximately $269,000 and $266,000, respectively. In 1997, Haynes International, Ltd. made incentive payments similar to the domestic incentive plan of approximately $115,000.

DIRECTOR COMPENSATION

    The directors of the Company receive no compensation for their services as such. The non-management members of the board of directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

    Compensation levels for fiscal 1997 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 1996.

    Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. Bonus awards for fiscal 1996 and 1997 reflected the accomplishment of corporate and functional objectives in fiscal 1996 and 1997, respectively, including the successful refinancing of the Company's debt.

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

    SUBMITTED BY THE COMPENSATION COMMITTEE

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding capital stock of the Company is owned by Holdings. The only stockholders of record at September 30, 1997 known to be owning more than five percent of Holdings' outstanding Common Stock were: Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; and Blackstone Family Investment Partnership II L.P. (collectively, "The Blackstone Partnerships"), all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

     The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 1997. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Messrs. Austin, Barker, Cijan, Hodge and Sponaugle is 1020 W. Park Avenue, P.O. Box 9013, Kokomo, IN 46904-9013.




                                            SHARES         SHARES
                                            BENEFICIALLY   BENEFICIALLY
                                            OWNED (1)      OWNED (1)
   NAME                                     NUMBER         PERCENT
The Blackstone Partnerships                    5,323,799           73.5

Michael D. Austin                              160,000(1)           2.2
Joseph F. Barker                                40,000(1)            (2)
August A. Cijan                                 40,000(1)            (2)
F. Galen Hodge                                  40,000(1)            (2)
Charles J. Sponaugle                            38,000(3)            (2)

All executive officers of the Company as a       451,000            6.2
group

                                                  ----------------------------
(1) Represents shares of Common Stock underlying options exercisable at any time which are deemed to be beneficially owned by the holders of such options. See Item 11 - "Executive Compensation - Stock Option Plans."
(2)     Less than 1%.
(3) Includes 33,000 shares of Common Stock underlying options exercisable at any time which are deemed to be beneficially owned by Mr. Sponaugle. See
Item 11 - "Executive Compensation - Stock Option Plans."


AGREEMENTS AMONG STOCKHOLDERS

     The Amended Stockholder's Agreement imposes certain transfer restrictions on the Holdings common stock, including provisions that (i) Holdings common stock may be transferred only to those person agreeing to be bound by the Stockholder Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act; (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors or their permitted transferees, propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances.
The Stockholders' Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Stockholder Agreement terminates on the tenth anniversary of its effective date.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is required to pay a monitoring fee to Blackstone Management Partners L.P. in the amount of $500,000 annually on each anniversary of the recapitalization date with the aggregate amount not to exceed $2.5 million.























[Remainder of page intentionally left blank.]

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report.

     1.     Financial Statements:

     Included as outlined in Item 8 of Part II of this report.

Report of Independent Accountants.

Consolidated Balance Sheet as of September 30, 1996 and September 30, 1997.

Consolidated Statement of Operations for the Years Ended September 30, 1995, 1996 and 1997.

Consolidated Statement of Cash Flows for the Years Ended September 30, 1995, 1996 and 1997.

Notes to Consolidated Financial Statements.

     2.     Financial Statement Schedules:

Included as outlined in Item 8 of Part II of this report.

Schedule VIII - Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above are omitted as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(b)     Reports on Form 8-K.  None.

(c)     Exhibits.  See Index to Exhibits.










                 [Remainder of page intentionally left blank.]




HAYNES INTERNATIONAL, INC.
SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)




                                Year Ended        Year Ended        Year Ended
                                Sept. 30, 1995    Sept. 30, 1996    Sept. 30, 1997
Balance at beginning of period  $           520   $           979   $           900
Provisions                                  553                26                (6)
Write-Offs                                 (151)             (152)             (251)
Recoveries                                   57                47                14
Balance at end of period        $           979   $           900   $           657















                 [Remainder of page intentionally left blank.]

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HAYNES INTERNATIONAL, INC.
     (Registrant)


     By:/s/       Michael D. Austin
              Michael D. Austin, President

     Date:  December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






Signature              Capacity                        Date

/s/ Michael D. Austin  President and Director          December 19, 1997
Michael D. Austin      (Principle Executive Officer)

/s/ Joseph F. Barker   Vice President, Finance;        December 19, 1997
Joseph F. Barker       Treasurer
                       (Principle Financial Officer)

/s/ Theodore T. Brown  Controller                      December 19, 1997
Theodore T. Brown      (Principle Accounting Officer)

/s/ Glenn H. Hutchins  Director                        December 19, 1997
Glenn H. Hutchins

/s/ David A. Stockman  Director                        December 19, 1997
David A. Stockman

/s/ David S. Blitzer   Director                        December 19, 1997
David S. Blitzer

/s/ Chinh E. Chu       Director                        December 19, 1997
Chinh E. Chu





INDEX TO EXHIBITS



                        DESCRIPTION OF EXHIBIT                                        SEQUENTIAL
NUMBER                                                                                NUMBERING
ASSIGNED IN                                                                           SYSTEM PAGE
REGULATION S-K                                                                        NUMBER OF
ITEM 601                                                                              EXHIBIT

(2)               2.01  Stock Purchase Agreement, dated as of January 24,
                        1997, among Blackstone Capital Partners II Merchant
                        Banking Fund L.P., Blackstone Offshore Capital Partners
                        II Merchant Banking Fund L.P., Blackstone Family
                        Investment Partnership L.P., Haynes Holdings, Inc. and
                        Haynes International, Inc. (Incorporated by reference to
                        Exhibit 2.01 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                  2.02  Stock Redemption Agreement, dated as of January 24,
                        1997, among MLGA Fund II, L.P., MLGAL Partners, L.P.
                        and Haynes Holdings, Inc. (Incorporated by reference to
                        Exhibit 2.02 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                  2.03  Exercise and Repurchase Agreement, dated as of
                        January 24, 1997, among Haynes Holdings, Inc. and the
                        holders as listed therein.  (Incorporated by reference to
                        Exhibit 2.03 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                  2.04  Consent Solicitation and Offer to Redeem, dated January
                        30, 1997. (Incorporated by reference to Exhibit 2.04 to
                        Registrant's Form 8-K Report, filed February 13, 1997,
                        File No. 333-5411.)
                  2.05  Letter of Transmittal, dated January 30, 1997.
                        (Incorporated by reference to Exhibit 2.05 to
                        Registrant's Form 8-K Report, filed February 13, 1997,
                        File No. 333-5411.)
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
                        Haynes International, Inc. and National City Bank, as
                        Trustee, relating to the 11 5.8% Senior Notes Due
                        2004, table of contents and cross-reference sheet.
                        Incorporated by reference to Exhibit 4.01 to the
                        Registrant's Form 10-K Report for the year ended
                        September 30, 1996, File No. 333-5411.
                  4.02  Form of 11 5/8% Senior Note Due 2004.  Incorporated
                        by reference to Exhibit 4.02 to the Registrant's Form
                        10- K Report for the year ended September 30, 1996,
                        File No. 333-5411.
(9)                     No Exhibit.
(10)             10.01  Form of Severance Agreements, dated as of March 10,
                        1989, between Haynes International, Inc. and the
                        employees of Haynes International, Inc. named in the
                        schedule to the Exhibit.  (Incorporated by reference to
                        Exhibit 10.03 to Registration Statement on Form S-1,
                        Registration No. 33-32617.)
                 10.02  Stock Subscription Agreement, dated as of August 31,
                        1989, among Haynes Holdings, Inc., Haynes
                        International, Inc. and the persons listed on the signature pages thereto (Investors).  (Incorporated by reference to
                        Exhibit 4.07 to Registration Statement on Form S-1,
                        Registration No. 33-32617.)
                 10.03  Amendment to the Stock Subscription Agreement To
                        Add a Party, dated August 14, 1992, among Haynes
                        Holdings, Inc., Haynes International, Inc., MLGA Fund II,
                        L.P., and the persons listed on the signature pages
                        thereto.  (Incorporated by reference to Exhibit 10.17 to
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.04  Second Amendment to Stock Subscription Agreement,
                        dated March 16, 1993, among Haynes Holdings, Inc.,
                        Haynes International, Inc., MLGA Fund II, L.P., MLGAL
                        Partners, Limited Partnership, and the persons listed on
                        the signature pages thereto.  (Incorporated by reference
                        to Exhibit 10.21 to Registration Statement on Form S-4,
                        Registration  No. 33-66346.)
                 10.05  Fifth Amendment to Stock Subscription Agreement,
                        dated as of January 29, 1997, among Haynes Holdings,
                        Inc., Haynes International, Inc. and the persons on the
                        signature pages thereof.  (Incorporated by reference to
                        Exhibit 4.02 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                 10.06  Termination of Stock Subscription Agreement, dated
                        March 31, 1997.  (Incorporated by reference to Exhibit
                        10.06 to Registrant's Form 10-Q Report, filed May 15,
                        1997, File No. 333-5411.)
                 10.07  Stockholders Agreement, dated as of August 31, 1989, among Haynes Holdings, Inc. and the persons listed on
                        the signature pages thereto (Investors).  (Incorporated by reference to Exhibit 4.08 to Registration Statement on
                        Form S-1, Registration No. 33-32617.)
                 10.08  Amendment to the Stockholders Agreement To Add a
                        Party, dated August 14, 1992, among Haynes Holdings,
                        Inc., MLGA Fund II, L.P., and the persons listed on the
                        signature pages thereto.  (Incorporated by reference to
                        Exhibit 10.18 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.09  Amended Stockholders Agreement, dated as of January
                        29, 1997, among Haynes Holdings, Inc. and the
                        investors listed therein.  (Incorporated by reference to
                        Exhibit 4.01 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                 10.10  First Amendment to the Amended Stockholders'
                        Agreement, dated march 31, 1997.  (Incorporated by
                        reference to Exhibit 10.10 to Registrant's Form 10-Q
                        Report, filed may 15, 1997, File No. 33-5411.)
                 10.11  Investment Agreement, dated August 10, 1992,
                        between MLGA Fund II, L.P., and Haynes Holdings, Inc.
                        (Incorporated by reference to Exhibit 10.22 to
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.12  Investment Agreement, dated August 10, 1992,
                        between MLGAL Partners, Limited Partnership and
                        Haynes Holdings, Inc. (Incorporated by reference to
                        Exhibit 10.23 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.13  Investment Agreement, dated August 10, 1992,
                        between Thomas F. Githens and Haynes Holdings, Inc.
                        (Incorporated by reference to Exhibit 10.24 to
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.14  Consent and Waiver Agreement, dated August 14,
                        1992, among Haynes Holdings, Inc., Haynes
                        International, Inc., MLGA Fund II, L.P., and the persons
                        listed on the signature pages thereto.  (Incorporated by
                        reference to Exhibit 10.19 to Registration Statement on
                        Form S-4, Registration No. 33-66346.)
                 10.15  Executive Employment Agreement, dated as of
                        September 1, 1993, by and among Haynes International,
                        Inc., Haynes Holdings, Inc. and Michael D. Austin.
                        (Incorporated by reference to Exhibit 10.26 to the
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.16  Amendment to Employment Agreement, dated as of July
                        15, 1996 by and among Haynes International, Inc.,
                        Haynes Holdings, Inc. and Michael D. Austin
                        (Incorporated by reference to Exhibit 10.15 to
                        Registration Statement on S-1, Registration No. 333-
                                                                             05411).
                 10.17  Haynes Holdings, Inc. Employee Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.08 to
                        Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.18  First Amendment to the Haynes Holdings, Inc. Employee
                        Stock Option Plan, dated March 31, 1997.
                        (Incorporated by reference to Exhibit 10.18 to
                        Registrant's Form 10-Q Report, filed May 15, 1997, File
                        no. 333-5411.)
                 10.19  Form of "New Option" Agreements between Haynes
                        Holdings, Inc. and the executive officers of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.09 to
                        Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.20  Form of "September Option" Agreements between
                        Haynes Holdings, Inc. and the executive officers of
                        Haynes International, Inc. named in the schedule to the
                        Exhibit. (Incorporated by reference to Exhibit 10.10 to
                        Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.21  Form of "January 1992 Option" Agreements between
                        Haynes Holdings, Inc. and the executive officers of
                        Haynes International, Inc. named in the schedule to the
                        Exhibit. (Incorporated by reference to Exhibit 10.08 to
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.22  Form of "Amendment to Holdings Option Agreements"
                        between Haynes Holdings, Inc. and the executive
                        officers of Haynes International, Inc. named in the
                        schedule to the Exhibit. (Incorporated by reference to
                        Exhibit 10.09 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.23  Form of March 1997 Amendment to holdings Option
                        Agreements.  (Incorporated by reference to Exhibit
                        10.23 to Registrant's Form 10-Q Report, filed May 15,
                        1997, File No. 333-5411).
                 10.24  March 1997 Amendment to Amended and Restated
                        holdings Option Agreement, dated March 31, 1997.
                        (Incorporated by reference to Exhibit 10.24 to
                        Registrant's Form 10-Q Report, filed May 15, 1997, File
                        No. 333-5411.)
                 10.25  Amended and Restated Loan and Security Agreement by
                        and among CoreStates Bank, N.A. and Congress
                        Financial Corporation (Central), as lenders, Congress
                        Financial Corporation (Central), as Agent for lenders, and
                        Haynes International, inc., as Borrower.  (Incorporated
                        by reference to Exhibit 10.19 to the Registrant's Form
                        10-K Report for the year ended September 30, 1996,
                        File No. 333-5411).
                 10.26  Amendment No. 1 to Amended and Restated Loan and
                        Security Agreement by and among CoreStates Bank,
                        N.A. and Congress Financial Corporation (Central), as
                        Lenders, Congress Financial Corporation (central) as
                        Agent for Lenders, and Haynes International, Inc., as
                        Borrower.  (Incorporated by reference to Exhibit 10.01
                        to Registrant's Form 8-K Report, filed January 22, 1997,
                        File No. 333-5411.)
                 10.27  Amendment No. 2 to Amended and Restated Loan and
                        Security Agreement, dated January 29, 1997, among
                        CoreStates Bank, N.A. and Congress Financial
                        Corporation (Central), as Lenders, Congress financial
                        Corporation (Central), as agent for Lenders, and Haynes
                        International, Inc. (Incorporated by reference to Exhibit
                        10.01 to Registrant's Form 8-K Report, filed February
                        13, 1997, File No. 333-5411.)
(11)                    No Exhibit.
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
(28)                    No Exhibit.
(99)                    No Exhibit.