Form 10-Q
period 1997-12-31
HAYNES INTERNATIONAL INC
filed 1998-02-13
CIK 858655

16

SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.    20549


FORM  10-Q

(Mark  One)


[  X  ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

For  the  quarterly  period  ended      December  31,  1997.

                                      or

[          ]          Transition Report Pursuant to Section 13 or 15(d) of the
Securities  Exchange  Act  of  1934.

For  the  transition  period  from                                          to
 .

                     Commission File Number:     333-5411




HAYNES  INTERNATIONAL,  INC.
(Exact  name  of  registrant  as  specified  in  its  charter)


Delaware . . . . . . . . . . . . . . . . . . . . . .                         06-1185400
(State or other jurisdiction of. . . . . . . . . . .  (IRS Employer Identification No.)
 incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana . . . . . . .                         46904-9013
(Address of principal executive offices) . . . . . .                         (Zip Code)

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

As of January 31, 1998 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

The  Index to Exhibits begins on page  13  in the sequential numbering system.

Total  pages:              17

HAYNES  INTERNATIONAL,  INC.
TABLE  OF  CONTENTS









PART I.  FINANCIAL INFORMATION                                                Page
Item 1.  Financial Statements:
         Consolidated Condensed Balance Sheet as of September 30, 1997 and
         December 31, 1997                                                       3
         Consolidated Condensed Statement of Operations for the Three Months
         ended December 31, 1996 and 1997                                        4
         Consolidated Condensed Statement of Cash Flows for the Three Months
         ended December 31, 1996 and 1997                                        5
         Notes to Consolidated Condensed Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     7


PART II  OTHER INFORMATION
         Signatures                                                             12

         Index to Exhibits                                                      13

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  BALANCE  SHEET
(DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS)



                                                            September 30,    December 31,
                                                                      1997            1997
ASSETS                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . .  $        3,281   $       3,449
     Accounts and notes receivable, less allowance for
        doubtful accounts of $657 and $752, respectively .          38,500          47,143
     Inventories . . . . . . . . . . . . . . . . . . . . .          94,081          88,894
          Total current assets . . . . . . . . . . . . . .         135,862         139,486

Property, plant and equipment (at cost). . . . . . . . . .          94,557          97,280
Accumulated depreciation . . . . . . . . . . . . . . . . .         (62,006)        (63,940)
          Net property, plant and equipment. . . . . . . .          32,551          33,340

Deferred income taxes. . . . . . . . . . . . . . . . . . .          37,057          36,060
Prepayments and deferred charges, net. . . . . . . . . . .          10,849          13,910
               Total assets. . . . . . . . . . . . . . . .  $      216,319   $     222,796

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses . . . . . . . .  $       24,938   $      27,571
     Accrued postretirement benefits . . . . . . . . . . .           3,900           3,900
     Revolving credit. . . . . . . . . . . . . . . . . . .          45,239          45,467
     Note payable. . . . . . . . . . . . . . . . . . . . .           1,408           1,881
     Income taxes payable. . . . . . . . . . . . . . . . .           1,566           2,780
     Deferred income taxes . . . . . . . . . . . . . . . .           1,748             983
          Total current liabilities. . . . . . . . . . . .          78,799          82,582

Long-term debt, net of unamortized discount. . . . . . . .         137,566         138,993
Accrued postretirement benefits. . . . . . . . . . . . . .          92,301          92,399
     Total liabilities . . . . . . . . . . . . . . . . . .         308,666         313,974

Redeemable common stock of parent company. . . . . . . . .           2,088           2,088

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
         issued and outstanding)
     Additional paid-in capital. . . . . . . . . . . . . .          49,070          49,070
     Accumulated deficit . . . . . . . . . . . . . . . . .        (145,006)       (143,910)
     Foreign currency translation adjustment . . . . . . .           1,501           1,574
     Total capital deficiency. . . . . . . . . . . . . . .         (94,435)        (93,266)
     Total liabilities and capital deficiency. . . . . . .  $      216,319   $     222,796

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  STATEMENT  OF  OPERATIONS
(UNAUDITED)
(DOLLARS  IN  THOUSANDS)


                                      THREE MONTHS ENDED
                                      DECEMBER 31,
                                                     1996      1997
Net revenues . . . . . . . . . . . .  $            55,415   $64,240
Cost of sales. . . . . . . . . . . .               41,678    49,852
Selling and administrative . . . . .                4,557     4,419
Research and technical . . . . . . .                  962       956
Operating income . . . . . . . . . .                8,218     9,013
Other income . . . . . . . . . . . .                 (123)      (26)
Interest expense . . . . . . . . . .                4,923     5,413
Interest income. . . . . . . . . . .                  (16)      (40)
Income before provision
   for income taxes and cumulative
   effect of a change in accounting
   principle . . . . . . . . . . . .                3,434     3,666
Provision for income taxes . . . . .                  577     2,120
Income before cumulative effect of a
   change in accounting principle. .                2,857     1,546
Cumulative effect of a change in
   accounting principle, net of tax
   benefit                                                     (450)
Net income . . . . . . . . . . . . .  $             2,857   $ 1,096


The  accompanying  notes  are  an integral part of these financial statements.



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  STATEMENT  OF  CASH  FLOWS
(UNAUDITED)
(DOLLARS  IN  THOUSANDS)



                                                      THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                                     1996      1997
Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . .  $             2,857   $ 1,096
        Depreciation . . . . . . . . . . . . . . . .                1,908     1,938
        Amortization . . . . . . . . . . . . . . . .                  242       309
       Deferred income taxes . . . . . . . . . . . .                   19       235
       Change in:
Inventories. . . . . . . . . . . . . . . . . . . . .               (6,579)    5,201
Accounts receivable. . . . . . . . . . . . . . . . .               (1,640)   (8,620)
Accounts payable and accruals. . . . . . . . . . . .                2,235     2,869
Other, net . . . . . . . . . . . . . . . . . . . . .                  315    (2,302)
Net cash (used in) provided by  operating activities                 (643)      726

Cash flows from investing activities:
        Additions to property, plant and equipment .               (1,874)   (2,783)
        Other investing activities . . . . . . . . .                  (73)      213
        Net cash used in investing activities. . . .               (1,947)   (2,570)

Cash flows from financing activities:
Net (decrease) increase in revolving credit and
long-term debt . . . . . . . . . . . . . . . . . . .               (1,973)    1,997
Net cash (used in) provided by financing activities.               (1,973)    1,997

Effect of exchange rates on cash . . . . . . . . . .                  (26)       15
Increase (decrease) in cash and cash equivalents . .               (4,589)      168

Cash and cash equivalents, beginning of period . . .                4,688     3,281
Cash and cash equivalents, end of period . . . . . .  $                99   $ 3,449

Supplemental disclosures of cash flow
    information:
Cash paid during period for:   Interest. . . . . . .  $               608   $ 1,035
                               Income taxes. . . . .  $               132   $   370

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                          HAYNES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997




NOTE  1.          BASIS  OF  PRESENTATION

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1997, filed by the Company with the Securities and Exchange Commission on December 22, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE  2.          INVENTORIES

     The  following  is  a  summary  of  the  major  classes  of  inventories:




                                      December 31, 1997
                 September 30, 1997           (Unaudited)
Raw Materials .  $             5,012  $             6,076
Work-in-process               50,240               43,744
Finished Goods.               33,641               36,141
Other, net. . .                5,188                2,933

Net inventories  $            94,081  $            88,894



NOTE  3.          INCOME  TAXES

     The provision for income taxes for the three months ended December 31, 1996 and 1997 differed from the U.S. federal statutory rate of 34% primarily due to (a) the partial utilization of available U.S. federal net operating loss carryforwards as a result of the recapitalization in January 1997, and
(b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

NOTE  4.          BUSINESS  PROCESS  REENGINEERING  COSTS

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The Task Force also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in this quarter. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     Net Revenues. Net revenues increased approximately $8.8 million, or 15.9%, to approximately $64.2 million in the first quarter of 1998 from approximately $55.4 million in the first quarter of 1997, primarily as a result of a 14.3% increase in volume, from approximately 4.2 million pounds in the first quarter of 1997 to approximately 4.8 million pounds in the first quarter of 1998. Additionally, the average selling price per pound increased by 2.0%, from $12.95 to $13.21, for the first quarter of 1998 compared to the same period in 1997. Volume increases occurred primarily in the chemical processing, flue gas desulfurization ("FGD") and the "other" market segments. Average selling price per pound increases occurred in the aerospace and land-based gas turbine markets as a result of changes in product mix.

     Sales to the aerospace market in the first quarter of 1998 increased 5.5% to approximately $28.8 million from approximately $27.3 million for the same period in 1997. Volume declined 5.0% to approximately 1.9 million pounds in the first quarter of 1998 from approximately 2.0 million pounds in the first quarter of 1997 due to lower domestic sales for aircraft hydraulic systems and lower sales to aerospace reprocessors and distributors. The decrease in volume was offset by an increase in average selling prices as a result of higher sales of higher cost, higher priced cobalt-base alloys relative to lower cost, lower priced nickel-base alloys.

     Sales to the chemical processing industry in the first quarter of 1998 increased 31.4% to approximately $22.2 million from approximately $16.9 million for the same period of 1997. Volume shipped to the chemical processing industry during the first quarter of 1998 increased to approximately 1.9 million pounds compared to 1.4 million pounds in the first quarter of 1997 due to an increase in sales to key domestic and international distributors and two large project requirements. While volume increased, average selling prices declined as a result of changes in product mix.

     Sales to the land-based gas turbine market in the first quarter of 1998 increased 2.3% to approximately $4.5 million from approximately $4.4 million for the same period in 1997. Lower domestic shipments were offset by increased  average  selling  prices  as  a  result  of changes in product mix.

     Sales to the flue gas desulfurization market in the first quarter of 1998 increased 5.0% to approximately $2.1 million from approximately $2.0 million for the same period in 1997. Increases in volume due to export project requirements were offset by a decline in average selling price per pound due to changes in product mix. FGD business typically involves large project requirements which vary significantly from quarter to quarter.

     Sales to the oil and gas market were not significant for the first quarter of 1998 or 1997. Sales to this sector are typically linked to sour gas project requirements, which vary substantially from quarter to quarter. As of December 31, 1997, the backlog for shipments this year is approximately $4.0 million.

     Sales to other markets in the first quarter of 1998 increased 39.5% to approximately $5.3 million from approximately $3.8 million for the same period in 1997. Volume increases relating to a large waste disposal project and higher sales of wear-resistant alloys offset a decline in average selling price resulting from changes in product mix.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 77.6% in the first quarter of 1998 from 75.2% in the same period last year. Due to planned outages for major upgrades in machinery which process sheet and coil product forms, volume in the higher priced, high value added sheet and coil forms decreased in the first quarter of 1998 compared to the first quarter of 1997.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $100,000 to approximately $4.4 million in the first quarter of 1998 from approximately $4.5 million in the same period a year ago, primarily as a result of lower salary and benefit related costs.

     Research and Technical Expenses. Research and technical expenses remained flat at approximately $950,000 for the first quarter of 1998 and 1997. Salary and headcount increases were offset by reduced operating costs.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first quarter of 1998 of approximately $9.0 million, approximately $1.7 million of which was contributed by the Company's foreign subsidiaries. For the first quarter of 1997, operating income was approximately $8.2 million, of which approximately $1.3 million was contributed by the Company's foreign subsidiaries.

     Other  Income.    Other  income  decreased  by  approximately  $100,000,
primarily as a result of foreign exchange losses realized in the first quarter of 1998, partially offset by gains on the sale of property.

     Interest Expense. Interest expense increased approximately $500,000 to approximately $5.4 million for the first quarter of 1998 from approximately $4.9 million for the same period in 1997. Higher revolving credit balances during the first quarter of fiscal 1998 contributed to this increase.

     Income Taxes. The provision for income taxes increased by approximately $1.5 million to approximately $2.1 million for the first quarter of 1998 from approximately $600,000 for the first quarter of 1997, due to (a) limitations on utilization of available U.S. federal net operating loss carryforwards as a result of the recapitalization in January 1997 and (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

     Change in Accounting Principle. The cumulative effect of a change in accounting principle recorded in 1998 represents the write-off of the cumulative effect of certain business process reengineering and information technology transformation costs that were previously capitalized. The cumulative effect includes $750,000 in costs, reduced by a $300,000 tax benefit related to business process reengineering charges incurred in the implementation of an information technology project.

     Net Income. As a result of the above factors, the Company recognized net income for the first quarter of 1998 of approximately $1.1 million, compared to approximately $2.9 million for the first quarter of 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $2.8 million in the first three months of 1998, compared to capital expenditures of approximately $1.9 million for the first three months of 1997. The majority of the first quarter 1998 capital spending was for the purchase of a warehouse formerly leased by the Company's Swiss subsidiary. The remainder of planned 1998 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. Moreover, the Company does not currently have any other significant capital expenditure commitments. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (the "Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first three months of 1998 was approximately $700,000, as compared to net cash used in operating activities of approximately $600,000 in the first three months of 1997. The positive cash flow from operations for 1998 was primarily the result of net income of approximately $1.1 million. The positive cash flow was also affected by a decrease in inventories of approximately $5.2 million, an increase in accounts payable and accrued expenses of approximately $2.9 million, a decrease in deferred taxes of approximately $200,000, non-cash depreciation and amortization expense of approximately $2.2 million, an increase in accounts receivable of approximately $8.6 million and other net adjustments of approximately $2.3 million.

     Net cash used in investing activities increased to approximately $2.5 million in the first three months of 1998 from approximately $1.9 million in the same period for 1997, primarily as a result of increased capital spending. Net cash provided by financing activities for the first three months of 1998 was approximately $2.0 million, compared to net cash used in financing activities of approximately $2.0 million for the first three months of 1997, primarily as a result of increased net borrowings by the Company's Swiss subsidiary.

     Cash for the first three months of 1998 increased approximately $200,000, resulting in a December 31, 1997 cash balance of approximately $3.5 million. Cash in the first three months of 1997 decreased approximately $4.6 million, resulting in a cash balance of approximately $100,000 at December 31, 1996.

     Total debt at December 31, 1997, was approximately $186.3 million compared to approximately $184.2 million at September 30, 1997, reflecting increased borrowing by the Company's Swiss subsidiary.

     At December 31, 1997, approximately $45.5 million had been borrowed pursuant to the Facility compared to approximately $45.2 million at September 30, 1997. In addition, as of December 31, 1997, approximately $3.3 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $8.8 million on the Facility at December 31, 1997.

ACQUISITION  BY  HOLDINGS

     In June 1997, Inco Limited ("Inco") and Blackstone Capital Partners II Merchant Fund L.P. and two of its affiliates ("Blackstone") jointly announced the execution of a definitive agreement for the sale by Inco of 100% of its Inco Alloy International ("IAI") business unit to the Company's parent, Haynes Holdings, Inc. If the transaction is consummated, Blackstone plans to combine the operations of IAI and the Company. Completion of the sale will be subject to a number of conditions and receipt of regulatory and other approvals, including anti-trust clearance. As of December 31, 1997, the Company has recorded approximately $3.9 million of acquisition costs as deferred charges which would be immediately charged to operations in the event the approvals and anti-trust clearance are not obtained.




ACCOUNTING  PRONOUNCEMENTS

     SFAS  No.  129,  "Disclosure  of Information about Capital Structure", is effective  for  the  year  ending
September 30, 1998. SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", are effective for the year ending September 30, 1999. In the opinion of management, SFAS No. 129, SFAS No. 130, and SFAS No. 131 will not have a material impact on the Company's financial position, results of operations or cash flows, as these three statements are disclosure oriented.

     American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental
Remediation Liabilities", is effective for the year ending September 30, 1998. Management has not yet determined the impact that adoption of this statement will have on the Company's financial position, results of operations or cash flows, but does not anticipate that material liabilities will need to be recorded in addition to those already provided for under the provisions of generally accepted accounting principles as prescribed by SFAS No. 5, "Accounting for Contingencies".

YEAR  2000  COSTS

     The Company is undergoing an information technology project to replace certain information systems, in addition to addressing Year 2000 compliance issues. The Company has contracted with a third party to evaluate the manufacturing systems and document the Year 2000 exposure. The total costs of this evaluation and taking remedial measures are not expected to exceed $300,000. The Company feels that the implementation of the information technology project and the evaluation and subsequent remedies of the manufacturing systems will adequately address the Year 2000 issue.














                 [Remainder of page intentionally left blank.]

PART  II    OTHER  INFORMATION

ITEM  1.          Legal  Proceedings.

          Not  applicable

ITEM  2.          Changes  in  Securities  and  Use  of  Proceeds.

          Not  applicable

ITEM  3.          Defaults  Upon  Senior  Securities.

          Not  applicable

ITEM  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

          Not  applicable.

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



                              HAYNES  INTERNATIONAL,  INC.




                               /s/      Michael  D.  Austin
                              M.  D.  Austin
                              President  and  Chief  Executive  Officer





                               /s/      Joseph  F.  Barker
                              J.  F.  Barker
                              Vice  President,  Finance
                              Chief  Financial  Officer




Date:  February  13,  1998

INDEX  TO  EXHIBITS





NUMBER                                                                                     SEQUENTIAL
ASSIGNED IN                                                                                NUMBERING
REGULATION S-K                                                                             SYSTEM PAGE
                                                                                           NUMBER OF
   ITEM 601             DESCRIPTION OF EXHIBIT                                             EXHIBIT
(2) . . . . . .   2.01  Stock Purchase Agreement, dated as of January 24, 1997, among Blackstone Capital Partners II Merchant Banking Fund
                        L.P., Blackstone Offshore Capital Partners II Merchant Banking
                        Fund L.P., Blackstone Family Investment Partnership L.P.,
                        Haynes Holdings, Inc. and Haynes International, Inc.
                        (Incorporated by reference to Exhibit 2.01 to Registrant's
                        Form 8-K Report, filed February 13, 1997, File No. 333-
                                                                                   5411.)
                  2.02  Stock Redemption Agreement, dated as of January 24, 1997, among MLGA Fund II, L.P., MLGAL Partners, L.P. and Haynes
                        Holdings, Inc.  (Incorporated by reference to Exhibit 2.02 to
                        Registrant's Form 8-K Report, filed February 13, 1997, File
                        No.333-5411.)
                  2.03  Exercise and Repurchase Agreement, dated as of January 24,
                        1997, among Haynes Holdings, Inc. and the holders as listed therein.  (Incorporated by reference to Exhibit 2.03 to
                        Registrant's Form 8-K Report, filed February 13, 1997, File
                        No. 333-5411.)
                  2.04  Consent Solicitation and Offer to Redeem, dated January 30,
                        1997.   (Incorporated by reference to Exhibit 2.04 to
                        1998.   Registrant's Form 8-K Report, filed February 13,
                        1999.   1997, File No. 333-5411.)
                  2.05  Letter of Transmittal, dated January 30, 1997.  (Incorporated by reference to Exhibit 2.05 to Registrant's Form 8-K Report, filed February 13, 1997, File No. 333-5411.)
(3) . . . . . .   3.01  Restated Certificate of Incorporation of Registrant.
                        (Incorporated by reference to Exhibit 3.01 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                  3.02  By-laws of Registrant.  (Incorporated by reference to Exhibit
                        3.2   to Registration Statement on Form S-1, Registration No.
                                                                         3.3   33-32617).
(4) . . . . . .   4.01  Indenture, dated as of August 23, 1996, between Haynes
                        International, Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior Notes Due 2004, table of contents
                        and cross-reference sheet. (Incorporated by reference to
                        Exhibit 4.01 to the Registrant's Form 10-K Report for the year ended September 30, 1996, File No. 333-5411.)
                  4.02  Form of 11 5/8% Senior Note Due 2004.  (Incorporated by
                        reference to Exhibit 4.02 to the Registrant's Form 10-K
                        Report for the year ended September 30, 1996, File No.
                                                                               333-5411.)
(10). . . . . .  10.01  Form of Severance Agreements, dated as of March 10,
                        1989, between Haynes International, Inc. and the employees of Haynes International, Inc. named in the schedule to the
                        Exhibit. (Incorporated by reference to Exhibit 10.03 to
                        Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.02  Amended Stockholders' Agreement, dated as of January 29,
                        1997, among Haynes Holdings, Inc. and the investors listed therein.  (Incorporated by reference to Exhibit 4.01 to
                        Registrant's Form 8-K Report, filed February 13, 1997, File
                        No. 333-5411.)
                 10.03  First Amendment to the Amended Stockholders' Agreement,
                        dated March 31, 1997.  (Incorporated by reference to Exhibit
                        10.10   to Registrant's Form 10-Q Report, filed May 15, 1997,
                        10.11   File No. 333-5411.)
                 10.04  Executive Employment Agreement, dated as of September 1,
                        1993, by and among Haynes International, Inc., Haynes
                        Holdings, Inc. and Michael D. Austin. (Incorporated by
                        reference to Exhibit 10.26 to the Registration Statement on
                        Form S-4, Registration No. 33-66346.)
                 10.05  Amendment to Employment Agreement, dated as of July 15,
                        1996 by and among Haynes International, Inc., Haynes
                        Holdings, Inc. and Michael D. Austin (Incorporated by
                        reference to Exhibit 10.15 to Registration Statement on S-1,
                        Registration No. 333-05411).
                 10.06  Haynes Holdings, Inc. Employee Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.08 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                 10.07  First Amendment to the Haynes Holdings, Inc. Employee
                        Stock Option Plan, dated March 31, 1997.  (Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)
                 10.08  Form of "New Option" Agreements between Haynes
                        Holdings, Inc. and the executive officers of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.09 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                 10.09  Form of "September Option" Agreements between Haynes
                        Holdings, Inc. and the executive officers of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.10 to Registration
                        Statement on Form S-1, Registration No. 33-32617.)
                 10.10  Form of "January 1992 Option" Agreements between
                        Haynes Holdings, Inc. and the executive officers of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.08 to Registration
                        Statement on Form S-4, Registration No. 33-66346.)
                 10.11  Form of "Amendment to Holdings Option Agreements"
                        between Haynes Holdings, Inc. and the executive officers of
                        Haynes International, Inc. named in the schedule to the
                        Exhibit. (Incorporated by reference to Exhibit 10.09 to
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.12  Form of March 1997 Amendment to Holdings Option
                        Agreements.  (Incorporated by reference to Exhibit 10.23 to
                        Registrant's Form 10-Q Report, filed May 15, 1997, File No.
                                                                               333-5411.)
                 10.13  March 1997 Amendment to Amended and Restated Holdings
                        Option Agreement, dated March 31, 1997.  (Incorporated by
                        reference to Exhibit 10.24 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)
                 10.14  Amended and Restated Loan and Security Agreement by and
                        among CoreStates Bank, N.A. and Congress Financial
                        Corporation (Central), as Lenders, Congress Financial
                        Corporation (Central), as Agent for Lenders, and Haynes
                        International, Inc., as Borrower. (Incorporated by reference to
                        Exhibit 10.19 to the Registrant's Form 10-K Report for the
                        year ended September 30, 1996, File No. 333-5411).
                 10.15  Amendment No. 1 to Amended and Restated Loan and
                        Security Agreement by and among CoreStates Bank, N.A. and
                        Congress Financial Corporation (Central), as Lenders,
                        Congress Financial Corporation (Central) as Agent for Lenders,
                        and Haynes International, Inc., as Borrower.  (Incorporated by
                        reference to Exhibit 10.01 to Registrant's Form 8-K Report, filed January 22, 1997, File No. 333-5411.)
                 10.16  Amendment No. 2 to Amended and Restated Loan and
                        Security Agreement, dated January 29, 1997, among
                        CoreStates Bank, N.A. and Congress Financial Corporation
                        (Central), as Lenders, Congress Financial Corporation
                        (Central), as agent for Lenders, and Haynes International, Inc.
                        (Incorporated by reference to Exhibit 10.01 to Registrant's
                        Form 8-K Report, filed February 13, 1997, File No. 333-
                                                                                   5411.)
                 10.17  Agreement by and between Galen Hodge and Haynes
                        International, dated January 13, 1998.
(11)                    No Exhibit.
(15)                    No Exhibit.
(18)                    No Exhibit.
(19)                    No Exhibit.
(22)                    No Exhibit.
(23)                    No Exhibit.
(24)                    No Exhibit.
(27). . . . . .  27.01  Financial Data Schedule.
(99)                    No Exhibit.

                                   AGREEMENT

     THIS AGREEMENT is made and entered into as of the 13th day of January, 1998, by and between Haynes International, Inc. ("Company"), a Delaware corporation, and F. Galen Hodge ("Employee"), an employee of the Company.

                                  WITNESSETH:

     WHEREAS,  the  Employee  is  an  officer and employee of the Company; and

     WHEREAS, the Company and the Employee desire to set forth their agreement as to certain matters in connection with the termination of the Employee's employment with the Company and the resignation of his position as an officer of the Company in the event of the purchase of Inco Alloys International, Inc. by Haynes Holdings, Inc. ("Holdings");

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

1. Term of Agreement. This Agreement shall commence as of January 1, 1998 and shall continue in effect until the earlier of (a) five (5) days after the Closing Date of the transaction between Holdings and Inco Limited, Inco United States, Inc., Inco Europe Limited, and Societe de la Tiebaghi, S.A. (collectively "Inco") pursuant to the Stock Purchase Agreement dated as of June 11, 1997 ("Stock Purchase Agreement"), or (b) the termination of the Stock Purchase Agreement. Notwithstanding the foregoing provisions or any other provisions of this Agreement to the contrary, if the Employee becomes entitled to benefits pursuant to Section 2 of this Agreement, this Agreement shall remain in effect until all obligations of the Company and the Employee under this Agreement have been fully discharged.

2. Severance Benefits. In the event that the transaction between Holdings and Inco pursuant to the Stock Purchase Agreement is closed and the Employee resigns from the Company within the five (5) day period immediately following the Closing Date of such transaction (and not at any other time), such resignation shall be treated as a retirement from the Company and the Company agrees to pay or provide certain compensation and benefits to the Employee as follows:

a. Salary through Termination Date. Within five (5) days after the Release Effective Date, the Company shall pay the Employee his full Base Salary through the Termination Date. Any bonuses or incentive compensation which pursuant to the terms of any compensation or benefit plan have been earned or have become payable as of the Termination Date, but which have not yet been paid, will be paid to the Employee by the Company at the time such bonuses or incentive compensation payments are paid to other eligible recipients. "Base Salary" means the annual base salary of the Employee from the Company, but determined without regard to any salary reduction agreement of the Employee under Sections 401(k) and 125 of the Internal Revenue Code of 1986 (the "Code") (or corresponding provisions of subsequent federal income tax laws) or any salary deferral agreement of the Employee under any non-qualified deferred compensation program that may be available to the Employee from time to time, and excludes (i) incentive or additional cash compensation; (ii) any amounts included in income because of Sections 79 of the Code; and (iii) any amounts paid to the Employee for reimbursement for expenses or discharging tax liabilities.

a. Lump Sum Cash Payment. Within five (5) days after the Release Effective Date, the Company shall pay the Employee a lump sum cash payment equal to one hundred percent (100%) of the Employee's Base Salary; provided, however, that the Company may at its election pay such amount to the Employee in twelve (12) equal monthly installments commencing on the fifth day after the Release Effective Date and on the same day of the next eleven (11) months thereafter.

a. Continued Coverage. The Company shall continue to provide for the Employee and his dependents, for a period of twelve (12) months following the Termination Date, life insurance, medical and hospitalization benefits comparable to those provided by the Company to the Employee and his dependents immediately prior to the Termination Date, provided that any coverage provided pursuant to this subsection (c) shall terminate to the extent that the
Employee  obtains  comparable  life  insurance,  medical  or  hospitalization benefits coverage from any other employer during such twelve (12) month period. The benefits provided under this subsection (c) shall not be materially less favorable to the Employee in terms of amounts, deductibles and costs to him, if any, than such benefits provided by the Company to the Employee and his dependents as of the Termination Date. This subsection (c) shall not be interpreted so as to limit any benefits to which the Employee or his dependents may be entitled under the Company's life insurance, medical, hospitalization, dental or disability plans following the Employee's Termination Date and shall be in addition to any COBRA rights under federal law.

1.                    Release.

a. As a condition of receiving from the Company the payments and benefits provided for hereunder, which payments and benefits the Employee is not otherwise entitled to receive, the Employee understands and agrees that he will be required to execute a release of all claims against the Company in the form attached hereto as Exhibit 1 (the "Release") on the Termination Date. Employee acknowledges that he has been advised in writing to consult with an attorney prior to executing the Release. The Employee agrees that he will consult with his attorney prior to executing the Release. The Employee and the Company agree that Employee has a period of seven (7) days following the execution of the Release within which to revoke the Release. The parties also acknowledge and agree that the Release shall not be effective or enforceable until the seven (7) day revocation period expires. The date on which this seven (7) day period expires shall be the effective date of the Release (the "Release Effective Date").

a. The Employee understands that as used in this Section 3, the "Company" includes its past, present and future officers, directors, trustees, shareholders, parent corporations, employees, agents, subsidiaries, affiliates, distributors, successors, and assigns, and any other persons related to the Company.

a. Notwithstanding anything in this Agreement to the contrary, this Agreement (i) shall not affect in any manner the ownership by the Employee of any shares of stock of Holdings owned by him or the ownership by the Employee of any options on shares of stock of Holdings owned by him (and his right to exercise such options after a retirement in accordance with the applicable plan and option agreement) and (ii) shall not affect the rights or obligations established pursuant to that certain Amended Stockholder Agreement, dated as of January 29, 1997, by and among Holdings and the investors who are parties thereto, as such agreement is amended from time to time, of the Employee, Holdings or other parties to that certain Amended Shareholders' Agreement.

a. The Employee agrees that execution and delivery to the Company of any release or disclaimer agreement requested by the Company which is consistent with the provisions of this Section 3 and the passage of all necessary waiting periods in connection therewith shall be a condition to the receipt of any payment or benefits to be provided by the Company following the termination of the Employee's employment with the Company.

1. Non-Competition. The Employee agrees that for a period of one (1) year immediately following termination of the Employee's employment with the Company, the Employee shall not directly or indirectly, as an individual or as a director, officer, contractor, employee, consultant, partner, investor or in any other capacity with any corporation, partnership or other person or entity, other than the Company, engage in the business of developing, manufacturing, selling or distributing high performance nickel base or cobalt base alloys in competition with the business of the Company or any of its subsidiaries as such business are constitutes from time to time during the Employee's employment with the Company, and thereafter, as such businesses are constituted at the time of termination of the Employee's employment. The restrictions of this Section 4 shall not be deemed to prevent the Employee from owning less than 5% of the issued and outstanding shares of any class of securities of an issuer whose securities are listed on a national securities exchange or registered pursuant to Section 12(g) of the Exchange Act. The restrictions of this Section 4, to the extent applicable following termination of the Employee's employment with the Company, shall only apply within the geographical area served either by the Company or its subsidiaries during the two (2) years prior to termination of the Employee's employment with the Company. In the event a court of competent jurisdiction determines that the foregoing restriction is unreasonable in terms of geographic scope or otherwise then the court is hereby authorized to reduce the scope of said restriction and enforce this Section 4 as so reduced. If any sentence, word or provision of this Section 4 shall be determined to be unenforceable, the same shall be severed herefrom and the remainder shall be enforced as if the unenforceable sentence work or provision did not exist.

1.                    Confidentiality.

a. In consideration of the payments and benefits provided hereunder, the Employee agrees that on or after the date of this Agreement he shall not, directly or indirectly, disclose to any other individual, corporation or other entity or use for his own benefit any Confidential Information of the Company or any corporation or other entity affiliated with the Company. The term "Confidential Information" includes information not in the public domain and not previously disclosed to the public or to the trade by the Company with respect to the products, facilities, methods, inventions (whether patentable or not), intellectual property, trade secrets, research and development plans and activities, designs, computer systems, procedures, manuals, reports, product price lists, customer and supplier information, financial information (including the revenue, costs or profits associated with any of the Company's products), business and marketing plans, payroll information, inventory information, or opportunities of the Company or any corporation or other entity affiliated with the Company. The Employee's obligations set forth in this subsection (a) of this Section 5 and the Company's rights and remedies, whether legal or equitable, with respect thereto, shall extend indefinitely. The rights of the Company under this subsection (a) of this Section 5 shall be in addition to (and they shall not affect or impair) the rights of the Company and Holdings under the Indiana Uniform Trade Secrets Act, IC 24-2-3-1 et. seq., as amended, or any confidentiality agreement between the Employee and the Company.

a. During the period of two years commencing with the date on which the Employee's employment ends, the Employee will not whether by himself, his servants or agents or otherwise howsoever either directly or indirectly:

i. persuade or attempt to persuade any person who was employed by or otherwise engaged to perform services for the Company in a managerial position to resign their employment or terminate their relationship with the Company; or

i. solicit or attempt to solicit business of the same type as that carried on by the Company from any person, firm or company who during the 12 months prior to the date on which the Employee's employment ended was a customer or client of the Company with whom the Employee had personal contact during such 12 month period.

a. The Employee acknowledges that a breach of any of the covenants or obligations contained in this Section 5 may result in material and irreparable injury to the Company for which there is no adequate remedy at law and that injury and damages resulting from a breach will be immeasurable. Without limiting the rights or remedies both legal and equitable, available to the Company in the event of an actual or threatened breach the Employee agrees that the Company shall be entitled to seek and obtain a temporary restraining order and/or a preliminary or permanent injunction against the Employee, which shall prevent the Employee from engaging in any activities prohibited by this Agreement. The Company shall also be entitled to recover from the Employee its reasonable attorney's fees and costs of any action that it successfully brings against the Employee. The Employee hereby agrees and consents that injunctive relief may be sought ex parte in any state or federal court of record in the State of Indiana, in the state and county in which the violation occurs, or in any other court of competent jurisdiction, at the election of the Company.

a. The Company and the Employee stipulate and agree that the covenants and other terms contained in this Section 5 are reasonable in all respects, and that the restrictions contained herein are designed to protect the Company's Confidential Information and goodwill.

1. Withholding Requirements. The Company shall have the right to withhold from the amount of any payments to be made to the Employee pursuant to this Agreement or to require the Employee to remit to the Company, as the case may be, any and all amounts sufficient to satisfy any applicable tax or withholding requirements set forth in the Internal Revenue Code of 1986, as amended, and any other applicable Federal, state or local law.

1. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Employee and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior to subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof may have been made by either party which are not expressly set forth in this Agreement.

1. Applicable Law and Forum. This Agreement has been entered into in the State of Indiana and shall be governed by and construed in accordance with the laws of the State of Indiana. The parties agree that any action in law or equity brought by either party arising from or in connection with this Agreement or arising from or in connection with the performance by either party of its obligations hereunder shall be brought only in the United States District Court for the Southern District of Indiana, Indianapolis Division or the Circuit Court of Howard County, Indiana, and the parties hereto consent to the jurisdiction of such forums.

1. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

1. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto, with respect to the subject matter hereof or any other severance agreement, including but not limited to that certain Severance Agreement between the Company and the Employee dated July 7, 1995, and that certain Agreement between the Company and the Employee dated December 28, 1997 which may have been in effect prior to the execution and delivery of this Agreement. 1.
     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Employee has executed this Agreement, each as of the day and year first above written.

     COMPANY:


     HAYNES  INTERNATIONAL,  INC.


     By:      /s/  Michael  D.  Austin

     Title:  President  and  Chief  ExecutiveOfficer

ATTEST:


 /s/  R.  steven  linne
Secretary

     EMPLOYEE:

     F.  GALEN  HODGE


     /s/  f.  galen  hodge

WITNESS:

/s/  frank  la  rosa

                                   EXHIBIT 1
                             RELEASE OF ALL CLAIMS


     In consideration of receiving from Haynes International, Inc. (the "Company") the payments and benefits provided for in that certain Agreement dated as of _______________, 199___ (the "Agreement") between the Company and the undersigned (the "Employee"), which payments and benefits the Employee was not otherwise entitled to receive, the Employee unconditionally releases and discharges the Company from any and all claims, causes of action, demands, lawsuits or other charges whatsoever, known or unknown, directly or indirectly related to the Employee's employment with the Company, except for (i) a breach of the Company's obligations under the Agreement, (ii) any rights of the Employee appurtenant to any shares of stock of, or options for shares of stock of, Haynes Holdings, Inc. arising after the date of this Release, (iii) the rights and obligations, as established under the Amended Shareholders' Agreement dated as of January 29, 1997 by and among Haynes Holdings, Inc. and the investors who are parties thereto, as amended from time to time, of the Employee, Haynes Holdings, Inc., or the other parties to that certain Amended Shareholders' Agreement, and (iv) the right of the Employee to elect continuation of group medical and dental benefits for the Employee and his eligible dependents who are qualified beneficiaries under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), at the Employee's expense, pursuant to COBRA. The claims or actions released herein include, but are not limited to, those based on allegations of wrongful discharge, breach of contract, promissory estoppel, defamation, infliction of emotional distress, and those alleging discrimination on the basis of race, color, sex, religion, national origin, age, disability, or any other basis, including, but not limited to, any claim or action under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act of 1967, the Rehabilitation Act of 1973, the Americans with Disabilities Act of 1990, the Equal Pay Act of 1963, the Civil Rights Act of 1991, the Employee Retirement Income Security Act of 1974, or any other federal, state, or local law, rule, ordinance, or regulation as presently enacted or adopted and as each may hereafter be amended.

     With respect to any claim that the Employee might have under the Age Discrimination in Employment Act of 1967, as amended:

     (i) The Employee does not waive rights or claims that may arise after the date of this Release;

     (ii) The Employee's waiver of said rights or claims under the Age Discrimination in Employment Act of 1967 is in exchange for the consideration reflected in this Release;

     (iii) The Employee acknowledges that he has been advised in writing to consult with an attorney prior to executing this Release and that he has consulted with his attorney prior to executing this Release;

     (iv) The Employee acknowledges that he has been given a period of at least twenty-one (21) days within which to consider this Release; and

     (v) The Employee and the Company agree that the Employee has a period of seven (7) days following the execution of this Release within which to revoke the Release.

The parties also acknowledge and agree that this Release shall not be effective or enforceable until the seven (7) day revocation period expires.
The date on which this seven (7) day period expires shall be the effective date of this Release.

                                   EXHIBIT 1
     The Employee further agrees, in consideration of receiving the payments and benefits provided for in the Agreement, not to initiate or instigate any claims, causes of action or demands against the Company in any way directly or indirectly related to the Employee's employment with the Company or the termination of his employment except for a breach of the Company's obligations under the Agreement or rights of the Employee relating to any shares of stock of, or options for shares of stock of, Haynes Holdings, Inc. arising after the date of this Release, and the Employee agrees to reimburse, defend, and hold harmless the Company against any such claims, causes of action or demands.

     The Employee understands that as used in this Release, the "Company" includes its past, present and future officers, directors, trustees, shareholders, parent corporations, employees, agents, subsidiaries, affiliates, distributors, successors, and assigns, any and all employee benefit plans (and any fiduciary of such plans) sponsored by the Company, and any other persons related to the Company.
                                   EXHIBIT 1







Date
WITNESS: