Form 10-Q
period 1998-03-31
HAYNES INTERNATIONAL INC
filed 1998-05-15
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q

(Mark One)


[  X  ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended   March 31, 1998  .

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

As of May 14, 1998 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.






    HAYNES INTERNATIONAL, INC.
    TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet as of
         September 30, 1997 and March 31, 1998                          3

         Consolidated Condensed Statement of Operations for
         the Three Months and Six Months ended March 31, 1997
         and 1998                                                       4

         Consolidated Condensed Statement of Cash Flows for
         the Six Months ended March 31, 1997 and 1998                   5

         Notes to Consolidated Condensed Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             12

Item 2.  Changes in Securities and Use of Proceeds                     12

Item 3.  Defaults Upon Senior Securities                               12

Item 4.  Submission of Matters to a Vote of Security Holders           12

Item 5.  Other Information                                             12

Item 6.  Exhibits and Reports on Form 8-K                              12

         Signatures                                                    13

         Index to Exhibits                                             14



PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            September 30,    March 31,
                                                            1997             1998

ASSETS                                                                        (Unaudited)

Current assets:

     Cash and cash equivalents . . . . . . . . . . . . . .  $        3,281

     Accounts and notes receivable, less allowance for
     doubtful accounts of $657 and $826, respectively. . .          38,500   $    45,846

     Inventories . . . . . . . . . . . . . . . . . . . . .          94,081        91,446

Total current assets . . . . . . . . . . . . . . . . . . .         135,862       137,292



Property, plant and equipment (at cost). . . . . . . . . .          94,527        97,452

Accumulated depreciation . . . . . . . . . . . . . . . . .         (61,976)      (65,934)

Net property, plant and equipment. . . . . . . . . . . . .          32,551        31,518



Deferred income taxes. . . . . . . . . . . . . . . . . . .          37,057        36,178

Prepayments and deferred charges, net. . . . . . . . . . .          10,849         9,904

     Total assets. . . . . . . . . . . . . . . . . . . . .  $      216,319   $   214,892



LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

     Accounts payable and accrued expenses . . . . . . . .  $       24,938   $    29,018

     Accrued postretirement benefits . . . . . . . . . . .           3,900         3,900

     Revolving credit. . . . . . . . . . . . . . . . . . .          45,239        41,443

     Note payable. . . . . . . . . . . . . . . . . . . . .           1,408         1,521

     Income taxes payable. . . . . . . . . . . . . . . . .           1,566           379

     Deferred income taxes . . . . . . . . . . . . . . . .           1,748           903

Total current liabilities. . . . . . . . . . . . . . . . .          78,799        77,164



Long-term debt, net of unamortized discount. . . . . . . .         137,566       138,997

Accrued postretirement benefits. . . . . . . . . . . . . .          92,301        92,496

     Total liabilities . . . . . . . . . . . . . . . . . .         308,666       308,657



Redeemable common stock of parent company. . . . . . . . .           2,088         2,088



Capital deficiency:

     Common stock, $.01 par value (100 shares authorized, issued and outstanding)

     Additional paid-in capital. . . . . . . . . . . . . .          49,070        49,087

     Accumulated deficit . . . . . . . . . . . . . . . . .        (145,006)     (146,193)

     Foreign currency translation adjustment . . . . . . .           1,501         1,253

Total capital deficiency . . . . . . . . . . . . . . . . .         (94,435)      (95,853)

     Total liabilities and capital deficiency. . . . . . .  $      216,319   $   214,892

The accompanying notes are an integral part of these financial statements.





HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS)




                                           Three Months    Three Months    Six Months    Six Months
                                           Ended           Ended           Ended         Ended
                                           March 31,       March 31,       March 31,     March 31,

                                           1997            1998            1997          1998

Net revenues. . . . . . . . . . . . . . .  $      61,489   $      62,039   $   116,904   $   126,279

Cost of sales . . . . . . . . . . . . . .         46,792          47,316        88,469        97,168

Selling and administrative. . . . . . . .          4,881           4,765         9,438         9,184

Recapitalization expense. . . . . . . . .          8,735                         8,735

Research and technical. . . . . . . . . .          1,019             933         1,981         1,889

Operating income. . . . . . . . . . . . .             62           9,025         8,281        18,038

Other cost (income), net. . . . . . . . .             67             389           (56)          363

Terminated acquisition costs                                       7,500                       7,500

Interest expense. . . . . . . . . . . . .          5,068           5,309         9,991        10,722

Interest income . . . . . . . . . . . . .            (40)            (30)          (56)          (70)

Loss before provision for (benefit. . . .         (5,033)         (4,143)       (1,598)         (477)
from) income taxes and cumulative
effect of a change in accounting
principle

Provision for (benefit from) income taxes          1,249          (1,860)        1,825           260

Loss before cumulative effect of a
change in accounting principle. . . . . .         (6,282)         (2,283)       (3,423)         (737)

Cumulative effect of a change in
accounting principle, net of tax benefit                                                        (450)

Net loss. . . . . . . . . . . . . . . . .        ($6,282)        ($2,283)      ($3,423)      ($1,187)

The accompanying notes are an integral part of these financial statements.





HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                     Six Months Ended    Six Months Ended
                                                     March 31,           March 31,

                                                     1997                1998

Cash flows from operating activities:

Net loss. . . . . . . . . . . . . . . . . . . . . .            ($3,423)            ($1,187)

Depreciation. . . . . . . . . . . . . . . . . . . .              3,726               3,944

Amortization. . . . . . . . . . . . . . . . . . . .                500                 620

Non-cash stock option expense . . . . . . . . . . .              2,457

Deferred income taxes . . . . . . . . . . . . . . .                122                  63

Change in:

Inventories . . . . . . . . . . . . . . . . . . . .            (12,553)              2,585

Accounts receivable . . . . . . . . . . . . . . . .             (7,306)             (7,486)

Accounts payable and accruals . . . . . . . . . . .              2,649               2,790

Other, net. . . . . . . . . . . . . . . . . . . . .               (406)                209

Net cash (used in) provided by operating activities            (14,234)              1,538



Cash flows from investing activities:

Additions to property, plant and equipment. . . . .             (4,030)             (3,115)

Other investing activities. . . . . . . . . . . . .                 15                 311

Net cash used in investing activities . . . . . . .             (4,015)             (2,804)



Cash flows from financing activities:

Net (decrease) increase in revolving credit and
long-term debt. . . . . . . . . . . . . . . . . . .             14,060              (2,037)

Capital contribution of proceeds from exercise of
stock options . . . . . . . . . . . . . . . . . . .                284                  18

Net cash (used in) provided by financing activities             14,344              (2,019)



Effect of exchange rates on cash. . . . . . . . . .                 15                   4

Decrease in cash and cash equivalents . . . . . . .             (3,890)             (3,281)



Cash and cash equivalents, beginning of period. . .              4,688               3,281

Cash and cash equivalents, end of period. . . . . .  $             798   $               0



Supplemental disclosures of cash flow information:

Cash paid during period for:    Interest. . . . . .  $           9,852   $          10,102

Income Taxes. . . . . . . . . . . . . . . . . . . .  $             264   $           1,085

The accompanying notes are an integral part of these financial statements.



HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1998

NOTE 1.    BASIS OF PRESENTATION

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1997, filed by the Company with the Securities and Exchange Commission ( SEC ) on December 22, 1997. The results of operations for the six months ended March 31,1998 are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE 2.    INVENTORIES



The following is a summary of the major classes of inventories:



                 September 30, 1997   March 31, 1998
                                           (Unaudited)

Raw Materials .  $             5,012  $          6,036

Work-in-process               50,240            44,207

Finished Goods.               33,641            35,787

Other, net. . .                5,188             5,416

Net inventories  $            94,081  $         91,446



NOTE 3.    INCOME TAXES

     The provision for income taxes for the six months ended March 31, 1997 and 1998 differed from the U.S. federal statutory rate of 34% primarily due to
(a) the partial utilization of available U.S. federal net operating loss carryforwards as a result of the recapitalization in January 1997, (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards, and (c) the recognition of the full tax benefit for terminated acquisition charges recorded in the second quarter of fiscal 1998.

NOTE 4.    BUSINESS PROCESS REENGINEERING COSTS

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The Task Force also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

NOTE 5.    TERMINATED ACQUISITION COSTS

     On March 3, 1998, the Company announced that Haynes Holdings, Inc. ( Holdings ), its parent corporation, and Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ( Blackstone ) had abandoned their attempt to acquire Inco Alloys International ( IAI ), a 100% owned business unit of Inco Limited ( Inco ). Certain deferred acquisition costs were charged to operations in the quarter ended March 31, 1998.


ITEM 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 1997, filed by the Company with the Securities and Exchange Commission on December 22, 1997

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     Net Revenues. Net revenues increased approximately $500,000 to approximately $62.0 million in the second quarter of 1998 from approximately $61.5 million in the second quarter of 1997, primarily as a result of an 2.2% increase in volume, to approximately 4.7 million pounds in the second quarter of 1998, from approximately 4.6 million pounds in the second quarter of 1997. This increase was partially offset by a decrease in the average selling price per pound to $12.95 from $13.08, for the second quarter of 1998 compared to the same period in 1997. Margins were unaffected by the average price declines due to similar declines in average raw material costs.

     Sales to the aerospace market in the second quarter of 1998 were relatively flat at approximately $28.8 million compared to approximately $29.0 million for the same period in 1997. Volume declined due to lower sales in the gas turbine market segment. The decrease in volume was partially offset by an increase in the average selling price per pound in the second quarter of 1998 compared to 1997 primarily as a result of volume increases in the higher priced, cobalt containing alloys.

     Sales to the chemical processing industry in the second quarter of 1998 increased 6.5% to approximately $19.6 million from approximately $18.4 million for the same period of 1997. Volume shipped to the chemical processing industry during the second quarter of 1998 increased due to generally improving business conditions in export markets. While volume increased, average selling prices per pound declined as a result of proportionately higher sales of lower cost, lower priced billet and ingot products.

     Sales to the land-based gas turbine market in the second quarter of 1998 increased 30.6% to approximately $4.7 million from approximately $3.6 million for the same period in 1997. Volume increased due to growth in the European markets. This increase in volume was partially offset by a decrease in the average selling price per pound as a result of relatively higher sales of lower cost, lower priced iron-base alloys.

     Sales to the flue gas desulfurization ( FGD ) market in the second quarter of 1998 decreased 26.7% to approximately $2.2 million from approximately $3.0 million for the same period in 1997. Decreases in volume and the average selling price per pound both contributed to lower sales due to lower project activity in the period and higher sales of lower cost, lower priced slab products. FGD business typically involves large project requirements which may vary significantly from quarter to quarter.


     Sales to the oil and gas market in the second quarter of 1998 increased to approximately $1.3 million from approximately $200,000 in the second quarter of 1997. Sales to this sector are typically linked to sour gas project requirements, which may vary significantly from quarter to quarter and year to year.


     Sales to other markets in the second quarter of 1998 decreased 29.7% to approximately $4.5 million from approximately $6.4 million for the same period in 1997. Volume decreases as a result of lower project requirements were partially offset by the higher average selling prices achieved with smaller volume maintenance orders.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 76.3% in the second quarter of 1998 from 76.1% in the same period last year. Volume in the higher priced, higher value added sheet and coil forms decreased in the second quarter of 1998 compared to the second quarter of 1997. This decrease was partially offset by reduced material costs in the second quarter of 1998 compared to the same period a year ago.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $100,000 to approximately $4.8 million in the second quarter of 1998 from approximately $4.9 million in the same period a year ago, primarily as a result of lower salary and benefit related costs.

     Recapitalization Expense. Recapitalization expense of approximately $8.7 million recorded in the second half of 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the recapitalization of the Company and Holdings, pursuant to which Blackstone acquired 79.9% of Holdings outstanding shares ( Recapitalization ) and approximately $2.5 million in non-cash compensation expense pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.

     Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 to approximately $900,000 in the second quarter of 1998 from approximately $1.0 million in the second quarter of 1997, primarily as a result of a decrease in research efforts sponsored by the Company during the second quarter of 1998, as compared to the same period a year ago.

     Operating Income. As a result of the above factors, the Company recognized operating income for the second quarter of 1998 of approximately $9.0 million, approximately $1.6 million of which was contributed by the Company's foreign subsidiaries. For the second quarter of 1997, operating income was approximately $62,000, of which approximately $1.2 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost increased by approximately $300,000, due in part to losses incurred from the sale of scrap material and higher bad debt provisions in the second quarter of 1998.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $7.5 million were recorded in the second quarter of 1998 in connection with the abandoned attempt to acquire IAI by Holdings. These costs had been previously deferred.

     Interest Expense. Interest expense increased approximately $200,000 to approximately $5.3 million for the second quarter of 1998 from approximately $5.1 million for the same period in 1997. Higher revolving credit balances during the second quarter of fiscal 1998 contributed to this increase.

     Income Taxes. An income tax benefit of approximately $1.9 million was recorded for the second quarter of 1998 compared to approximately $1.2 million expense in fiscal 1997 due primarily to the terminated acquisition costs recorded in the second quarter of 1998.

     Net Loss. As a result of the above factors, the Company recognized net loss for the second quarter of 1998 of approximately $2.3 million, compared to a net loss of approximately $6.3 million for the second quarter of 1997.


SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     Net Revenues. Net revenues increased approximately $9.4 million, or 8.0%, to approximately $126.3 million in the first half of 1998 from approximately $116.9 million in the first half of 1997, primarily as a result of a 6.7% increase in shipments, to approximately 9.5 million pounds in the first six months of 1998, from approximately 8.9 million pounds in the first six months of 1997. Volume increases occurred in essentially all markets except the aerospace and other markets. Average selling prices per pound increased to $13.08 from $13.02 for the first six months of 1998, compared to the same period in 1997. Increases in the average selling price per pound occurred in the aerospace and other market segments as a result of changes in product mix.

     Sales to the aerospace market for the first half of 1998 increased 2.3% to approximately $57.6 million from approximately $56.3 million for the same period in 1997. Average selling prices increased resulting from a larger volume of higher value added cobalt containing alloys. The increase in the average selling prices offset a decrease in volume in the gas turbine market segment. Sales in the aerospace sector remain strong in all geographical sectors compared to the same period in 1997.

     Sales to the chemical processing industry during the first half of 1998 increased 18.4% to approximately $41.8 million, from approximately $35.3 million in the first half of 1997. The sales increase was the result of an increase in volume in export markets for the first six months of 1998 compared to the first six months of 1997. This increase in volume was partially offset by a reduction in average selling prices due to proportionately higher sales of lower cost, lower priced product forms.

     Sales to the land-based gas turbine market in the first half of 1998 increased 15.0% to approximately $9.2 million from approximately $8.0 million for the comparable period in 1997. The sales increase was the result of an increase in volume due to growth in European and export markets.

     Sales to the flue gas desulfurization ( FGD ) market decreased in the first half of 1998 to approximately $4.3 million from approximately $5.1 million for the same period in 1997. The decrease in sales can be attributed to a decrease in average selling prices due to proportionately higher sales of
lower cost, lower priced slab products.   FGD business typically involves
large project requirements which may vary significantly from quarter to quarter.

     Sales to the oil and gas industry in the first six months of 1998 increased to approximately $1.6 million from $200,000 for the same period a year ago. Those requirements vary substantially from quarter to quarter and year to year. As of March 31, 1998, the backlog for remaining shipments this year is approximately $3.1 million.

     Sales to other markets in the first six months of 1998 declined 4.9% to approximately $9.8 million from approximately $10.3 million for the same period a year ago. The decrease in sales can be attributed to a decline in volume as a result of lower project requirements. An increase in average selling prices due to higher sales of higher cost, higher priced specialty alloy products in the first half of 1998 helped to reduce the impact of the decreased volume.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 76.9% for the first half of 1998 from 75.7% in the same period last year. Volume in the higher priced, high value added product sheet and coil form decreased in the first half of 1998, compared to the first half of 1997. This decrease was partially offset by reduced material costs in the first six months of 1998 compared to the same period a year ago.


     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $200,000 to approximately $9.2 million in the first half of 1998 from approximately $9.4 million in the same period a year ago, primarily as a result of lower salary and benefit related costs.

     Recapitalization Expense. Recapitalization expense of approximately $8.7 million recorded in the first half of 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the Recapitalization and approximately $2.5 million in non-cash compensation expense pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.


     Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 to approximately $1.9 million in the first six months of 1998 from approximately $2.0 million in the first six months of 1997, primarily as a result of a decrease in research efforts sponsored by the Company in the period, as compared to the prior year.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first six months of 1998 of approximately $18.0 million, approximately $3.3 million of which was contributed by the Company's foreign subsidiaries. For the first six months of 1997, operating income was approximately $8.3 million, of which approximately $2.5 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost (income), net, increased approximately $400,000 from income of approximately $60,000 in the first half of 1997 to an expense of approximately $360,000 for the first half of 1998, primarily as a result of foreign exchange losses realized in the first six months of 1998, as compared to foreign exchange gains experienced during the first six months of 1997.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $7.5 million were recorded in the first six months of 1998 in connection with the abandoned attempt to acquire IAI by Holdings. These costs had been previously deferred.

     Interest Expense. Interest expense increased approximately $700,000 to approximately $10.7 million for the first half of 1998 from approximately $10.0 million for the same period in 1997. Higher revolving credit balances and higher debt issue cost amortization contributed to this increase.

     Income Taxes. The provision for income taxes of approximately $300,000 for the first half of 1998 decreased by approximately $1.5 million from approximately $1.8 million due primarily to the terminated acquisition costs recorded in the first six months of 1998, partially offset by increased taxes on higher foreign earnings. Due to the change in control of the Company in January, 1997, the Company's ability to offset taxable income with U.S. net operating loss carryforwards is now limited.

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

     Net Loss. As a result of the above factors, the Company recognized net loss for the first half of 1998 of approximately $1.2 million, compared to net loss of approximately $3.4 million for the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $3.1 million in the first six months of 1998, compared to capital expenditures of approximately $4.0 million for the first six months of 1997. The majority of the first half 1998 capital spending was for the purchase of a warehouse formerly leased by the Company's Swiss subsidiary.
The remainder of planned 1998 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (the Facility ). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.


     Net cash provided by operating activities in the first six months of 1998 was approximately $1.5 million, as compared to net cash used in operating activities of approximately $14.2 million in the first six months of 1997.
The positive cash flow from operations for 1998 was primarily the result of a decrease in inventories of approximately $2.6 million. The cash flow was also affected by an increase in accounts payable and accrued expenses of approximately $2.8 million, non-cash depreciation and amortization expense of approximately $4.6 million, net loss of approximately $1.2 million, an increase in accounts receivable of approximately $7.5 million, and other net adjustments of approximately $200,000.

     Net cash used in investing activities decreased to approximately $2.8 million in the first six months of 1998 from approximately $4.0 million in the same period for 1997, primarily as a result of decreased capital spending.
Net cash used in financing activities for the first six months of 1998 was approximately $2.0 million, compared to net cash provided by financing activities of approximately $14.3 million for the first six months of 1997, primarily as a result of decreased net borrowings by the Company.

     Cash for the first six months of 1998 decreased approximately $3.3 million. Cash in the first six months of 1997 decreased approximately $3.9 million, resulting in a cash balance of approximately $800,000 at March 31, 1997.

     Total debt at March 31, 1998, was approximately $182.0 million compared to approximately $182.3 million at March 31, 1997, reflecting decreased borrowing under the Facility partially offset by increased borrowing by the Company's Swiss subsidiary.

     At March 31, 1998, approximately $41.4 million had been borrowed pursuant to the Facility compared to approximately $44.8 million at March 31, 1997. In addition, as of March 31, 1998, approximately $3.3 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $8.8 million on the Facility at March 31, 1998.

ACQUISITION BY HOLDINGS

     In June 1997, Inco and Blackstone jointly announced the execution of a definitive agreement ( Acquisition ) for the sale by Inco of 100% of their IAI business unit to Holdings. On March 3, 1998, Blackstone and Holdings abandoned their attempt to purchase IAI after the Department of Justice announced its intention to challenge the proposed acquisition. Certain fees paid and accrued by the Company in connection with the Acquisition have been accounted for as terminated acquisition costs and charged against income in the period.

ACCOUNTING PRONOUNCEMENTS

     SFAS No. 129, Disclosure of Information about Capital Structure , is effective for the year ending September 30, 1998. SFAS No. 130, Reporting Comprehensive Income , and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information , are effective for the year ending
September 30, 1999.   In the opinion of management, SFAS No. 129, SFAS No.
130, and SFAS No. 131 will not have a material impact on the Company s financial position, results of operations or cash flows, as these three statements are disclosure oriented.

YEAR 2000 COSTS

     The Company is undergoing an information technology project to replace certain information systems, in addition to addressing Year 2000 compliance issues. The Company has contracted with a third party to evaluate the manufacturing systems and document the Year 2000 exposure. The total costs of this evaluation and taking remedial measures are not expected to exceed $500,000. The Company feels that the implementation of the information technology project and the evaluation and subsequent remedies of the manufacturing systems will adequately address the Year 2000 issue.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable



PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.  See Index to Exhibits
(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.











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




Date: May 15, 1998



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

                  2.04  Consent Solicitation and Offer to Redeem, dated January 30,1997.
                        (Incorporated by reference to Exhibit 2.04 to Registrant's Form 8-K
                        Report, filed February 13, 1997, File No. 333-5411.)

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

                 10.02  Amended Stockholders  Agreement, dated as of January 29, 1997, among Haynes Holdings, Inc. and the investors listed
                        therein.  (Incorporated by reference to Exhibit 4.01 to Registrant's
                        Form 8-K Report, filed February 13, 1997, File No. 333-5411.)

                 10.03  First Amendment to the Amended Stockholders  Agreement,
                        dated March 31, 1997.  (Incorporated by reference to
                        Exhibit 10.10 to Registrant's Form 10-Q Report, filed May 15, 1997,
						File No. 333-5411.)


                 10.04  Executive Employment Agreement, dated as of September 1,1993, by and among Haynes International, Inc., Haynes Holdings, Inc.
                        and Michael D. Austin. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4, Registration No. 33-66346.)

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






