Form 10-Q
period 1998-06-30
HAYNES INTERNATIONAL INC
filed 1998-08-14
CIK 858655

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549


FORM  10-Q

(Mark  One)


[  X  ]     Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

     For  the  quarterly  period  ended   June  30,  1998.

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

As of August 13, 1998 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.



HAYNES  INTERNATIONAL,  INC.
TABLE  OF  CONTENTS



PART I   FINANCIAL INFORMATION                                Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet as of
         September 30, 1997 and June 30, 1998                    3

         Consolidated Condensed Statement of Operations
         for the Three Months and Nine Months ended
         June 30, 1997 and 1998                                  4

         Consolidated Condensed Statement of Cash Flows
         for the Nine Months ended June 30, 1997 and 1998        5

         Notes to Consolidated Condensed Financial
         Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

         Quantitative and Qualitative Disclosures About
Item 3.  Market Risk                                            13



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                      13

Item 2.  Changes in Securities and Use of Proceeds              13

Item 3.  Defaults Upon Senior Securities                        13

Item 4.  Submission of Matters to a Vote of Security Holders    13

Item 5.  Other Information                                      13

Item 6.  Exhibits and Reports on Form 8-K                       13

         Signatures                                             14

         Index to Exhibits                                      15

PART  I  FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  BALANCE  SHEET
(DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS)


                                                            SEPTEMBER 30,    JUNE 30,
                                                                      1997          1998
                                                            --------------   -----------

ASSETS                                                                       (Unaudited)

Current assets:

     Cash and cash equivalents                              $        3,281   $     2,210

     Accounts and notes receivable, less allowance for
        doubtful accounts of $657 and $890, respectively            38,500        44,895

     Inventories                                                    94,081        85,085
                                                            --------------   -----------
     Total current assets                                          135,862       132,190
                                                            --------------   -----------


Property, plant and equipment (at cost)                             94,527        98,173

Accumulated depreciation                                          (61,976)      (67,925)
                                                            --------------   -----------
     Net property, plant and equipment                              32,551        30,248



Deferred income taxes                                               37,057        36,206

Prepayments and deferred charges, net                               10,849         9,589
                                                            --------------   -----------
     Total assets                                           $      216,319   $   208,233
                                                            ===============   ==========

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

     Accounts payable and accrued expenses                  $       24,938   $    26,415

     Accrued postretirement benefits                                 3,900         3,900

     Revolving credit                                               45,239        35,735

     Note payable                                                    1,408         1,379

     Income taxes payable                                            1,566           270

     Deferred income taxes                                           1,748         1,222
                                                            --------------   -----------
     Total current liabilities                                      78,799        68,921
                                                            --------------   -----------


Long-term debt, net of unamortized discount                        137,566       139,061

Accrued postretirement benefits                                     92,301        92,593

          Total liabilities                                        308,666       300,575



Redeemable common stock of parent company                            2,088         2,088



Capital deficiency:

     Common stock, $.01 par value (100 shares authorized, issued and outstanding)

     Additional paid-in capital                                     49,070        49,087

     Accumulated deficit                                         (145,006)     (144,853)

     Foreign currency translation adjustment                         1,501         1,336
                                                            --------------   -----------
     Total capital deficiency                                     (94,435)      (94,430)
                                                            --------------   -----------
          Total liabilities and capital deficiency          $      216,319   $   208,233
                                                            ===============   ==========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  STATEMENT  OF  OPERATIONS
(Unaudited)
(dollars  in  thousands)




                                           THREE       THREE       NINE        NINE
                                           MONTHS      MONTHS      MONTHS      MONTHS
                                           ENDED       ENDED       ENDED       ENDED
                                           JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                1997        1998        1997        1998
                                          ----------  -----------  ---------   ---------
Net revenues                               $  62,944   $  60,867   $ 179,848   $ 187,146

Cost of sales                                 49,590      47,665     138,060     144,833

Selling and administrative                     4,551       4,336      13,989      13,520

Recapitalization expense                                               8,735

Research and technical                           888         891       2,869       2,780
                                          ----------  ------------ ----------  ---------
     Operating income                          7,915       7,975      16,195      26,013

Other cost (income), net                          (2)        359         (58)        722

Terminated acquisition costs                                                       7,500

Interest expense                               5,343       5,244      15,334      15,966

Interest income                                 (75)        (14)       (131)        (84)
                                          ----------  ------------ ----------  ---------
     Income (loss) before provision for
     (benefit from) income taxes and
     cumulative effect of a change in
     accounting principle                      2,649       2,386      (1,050)      1,909

Provision for (benefit from) income taxes    (33,116)      1,046     (31,290)      1,306
                                          ----------  ------------ ----------  ---------
     Income before cumulative effect of a
     change in accounting principle           35,765       1,340      32,340         603

Cumulative effect of a change in
accounting principle, net of tax benefit                                           (450)
                                          ----------  ------------ ----------  ---------
     Net income                            $  35,765   $   1,340   $  32,340   $     153
                                          ==========  ===========  =========   =========


The  accompanying  notes  are  an  integral  part  of  these  financial  statements.



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  CONDENSED  STATEMENT  OF  CASH  FLOWS
(UNAUDITED)
(DOLLARS  IN  THOUSANDS)




                                                          NINE MONTHS    NINE MONTHS
                                                          ENDED          ENDED
                                                          JUNE 30,       JUNE 30,
                                                            1997           1998
                                                          -------------  -------------

Cash flows from operating activities:

     Net income                                           $     32,340   $        153

     Depreciation                                                5,572          5,950

     Amortization                                                  837            933

     Non-cash stock option expense                               2,457

     Deferred income taxes                                     (34,368)           354

     Change in:

          Inventories                                          (12,038)         8,901

          Accounts receivable                                   (8,204)        (6,462)

          Accounts payable and accruals                          1,850             96

          Other, net                                             1,044            221
                                                          -------------- -------------
Net cash provided by (used in) operating activities            (10,510)        10,146
                                                          -------------  -------------


Cash flows from investing activities:

     Additions to property, plant and equipment                 (5,715)        (3,850)

     Other investing activities                                     29            307
                                                          -------------- -------------
     Net cash used in investing activities                      (5,686)        (3,543)
                                                          -------------- -------------


Cash flows from financing activities:

Net increase (decrease) in revolving credit and long-
term debt                                                       13,613         (7,681)

     Capital contribution of proceeds from
     exercise of stock options                                     294             18
                                                          -------------- -------------
     Net cash provided by (used in) financing activities        13,907         (7,663)
                                                          -------------- -------------


Effect of exchange rates on cash                                   (26)           (11)
                                                          -------------- -------------
Decrease in cash and cash equivalents                           (2,315)        (1,071)



Cash and cash equivalents, beginning of period                   4,688          3,281
                                                          -------------- -------------
Cash and cash equivalents, end of period                  $      2,373   $      2,210
                                                          =============  =============

Supplemental disclosures of cash flow
    information:

     Cash paid during period for:
     Interest                                             $     10,781   $     10,964
                                                          ============   =============
                                        Income taxes      $      1,359   $      1,948
                                                          =============  =============

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


HAYNES  INTERNATIONAL,  INC.
NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS
FOR  THE  NINE  MONTHS  ENDED  JUNE  30,  1998

NOTE  1.     BASIS  OF  PRESENTATION

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This reportincludes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1997, filed by the Company with the Securities and Exchange Commission ("SEC")on December 22, 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE  2.     INVENTORIES

     The  following  is  a  summary  of  the  major  classes  of  inventories:







                 September 30, 1997   June 30, 1998
				                          (Unaudited)
                 -------------------  ---------------
Raw Materials    $             5,012  $         3,926

Work-in-process               50,240           42,009

Finished Goods                33,641           35,286

Other, net                     5,188            3,864
                 -------------------  ---------------
Net inventories  $            94,081  $        85,085
                 ===================  ===============



NOTE  3.     INCOME  TAXES

     During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36.4 million and recorded approximately a $34.5 million deferred income tax benefit. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits. Excluding this reversal, the provision for income taxes for the nine months ended June 30, 1997 and 1998 differed from the U.S. federal statutory rate of 34% primarily due to (a) the partial utilization of available U.S. federal net operating loss carryforwards, and (b) taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

NOTE  4.     BUSINESS  PROCESS  REENGINEERING  COSTS

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

NOTE  5.     TERMINATED  ACQUISITION  COSTS

     On March 3, 1998, the Company announced that Haynes Holdings, Inc. ("Holdings" ), its parent corporation, and Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") had abandoned their attempt to acquire Inco Alloys International ("IAI"), a 100% owned business unit of Inco Limited ("Inco"). Approximately $7.5 million of deferred acquisition costs were charged to operations in the quarter ended March 31, 1998.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net Revenues. Net revenues decreased approximately $2.0 million to approximately $60.9 million in the third quarter of 1998 from approximately $62.9 million in the third quarter of 1997, primarily as a result of an 8.2% decrease in volume, to approximately 4.5 million pounds in the third quarter of 1998 from approximately 4.9 million pounds in the third quarter of 1997. This decrease was partially offset by an increase in the average selling price per pound to $13.35 from $12.68 for the third quarter of 1998 compared to the same period in 1997.

     Sales to the aerospace market in the third quarter of 1998 declined approximately $2.0 million to $27.9 million compared to approximately $29.9 million for the same period in 1997. Domestic and export volume declined due to lower manufacturers requirements. Sales to the aerospace sector reflect some uncertainty in demand, which appears to be a result of inventory correction by commercial aircraft manufacturers and component suppliers. The decrease in volume was partially offset by an increase in the average selling price per pound in the third quarter of 1998 compared to 1997 primarily as a result of volume increases in the higher priced, cobalt-containing alloys.

     Sales to the chemical processing industry in the third quarter of 1998 were relatively flat at approximately $18.2 million compared to approximately $18.3 million for the same period of 1997. Volume shipped to the chemical processing industry during the third quarter of 1998 decreased due to lower domestic sales. While volume decreased, average selling prices per pound increased as a result of improved pricing for the Company's products through its foreign subsidiaries.

     Sales to the land-based gas turbine market in the third quarter of 1998 decreased 26.4% to approximately $3.9 million from approximately $5.3 million for the same period in 1997. The reduced volume is due to adjustments of manufacturers schedules and lower demand for spare parts which is due to timing of maintenance requirements. Average selling prices per pound decreased as a result of relatively higher sales of lower cost, lower priced iron-base alloys.

     Sales to the flue gas desulfurization ("FGD") market in the third quarter of 1998 increased to approximately $2.1 million from approximately $500,000 for the same period in 1997. Increases in shipments through the Company's foreign subsidiaries offset lower average selling prices per pound. FGD business typically involves large project requirements which may vary significantly from quarter to quarter.

     Sales to the oil and gas market in the third quarter of 1998 were relatively flat at $3.0 million compared to approximately $3.3 million in the third quarter of 1997. Sales to this sector are typically linked to sour gas project requirements, which may vary significantly from quarter to quarter and year to year.

     Sales to other markets in the third quarter of 1998 increased 8.3% to approximately $5.2 million from approximately $4.8 million for the same period in 1997. Volume decreases for automotive applications were offset by the higher average selling prices achieved with smaller volume maintenance orders.

     Cost of Sales. Cost of sales as a percentage of net revenues was relatively flat at 78.3% in the third quarter of 1998 compared to 78.8% in the same period last year. Volume in the higher priced, higher value added sheet and coil forms decreased in the third quarter of 1998 in part due to unplanned outages in the sheet and coil production equipment, compared to the third quarter of 1997. This decrease was partially offset by reduced material costs in the third quarter of 1998 compared to the same period a year ago.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $300,000 to approximately $4.3 million in the third quarter of 1998 from approximately $4.6 million in the same period a year ago, primarily as a result of lower benefit related costs.

     Research and Technical Expenses. Research and technical expenses remained flat at approximately $900,000 in the third quarter of 1998 compared to the third quarter of 1997.

     Operating Income. As a result of the above factors, the Company recognized operating income for the third quarter of 1998 of approximately $8.0 million, approximately $2.1 million of which was contributed by the Company's foreign subsidiaries. For the third quarter of 1997, operating income was approximately $7.9 million, of which approximately $1.0 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost increased by approximately $400,000, due in part to lower foreign exchange gains and higher bad debt provisions in the third quarter of 1998 compared to the same period in 1997.

     Interest Expense. Interest expense decreased approximately $100,000 to approximately $5.2 million for the third quarter of 1998 from approximately $5.3 million for the same period in 1997. Lower revolving credit balances during the third quarter of fiscal 1998 contributed to this decrease.

     Income Taxes. An income tax provision of approximately $1.0 million was recorded for the third quarter of 1998 compared to a benefit of approximately $33.1 million in fiscal 1997. The benefit recorded in 1997 was due to the Company's reversal of its deferred tax valuation allowance. The provision recorded in 1998 was primarily due to higher foreign subsidiary earnings.

     Net Income. As a result of the above factors, the Company recognized net income for the third quarter of 1998 of approximately $1.3 million, compared to net income of approximately $35.8 million for the third quarter of 1997.












[Remainder  of  page  intentionally  left  blank.]

NINE  MONTHS  ENDED  JUNE  30,  1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

     Net Revenues. Net revenues increased approximately $7.3 million, or 4.1%, to approximately $187.1 million in the first nine months of 1998 from approximately $179.8 million in the first nine months of 1997, primarily as a result of a 1.4% increase in shipments, to approximately 14.0 million pounds in the first nine months of 1998, from approximately 13.8 million pounds in the first nine months of 1997. Volume increases occurred in essentially all markets except the aerospace and other markets. Average selling prices per pound increased to $13.17 from $12.90 for the first nine months of 1998, compared to the same period in 1997. Increases in the average selling price per pound occurred in the aerospace and other market segments as a result of changes in product mix.

     Sales to the aerospace market for the first nine months of 1998 decreased 1.0% to approximately $85.5 million from approximately $86.3 million for the same period in 1997. Average selling prices increased resulting from a larger volume of higher value added cobalt-containing alloys. While revenues improved in the domestic airframe market segment resulting from slight volume increases, revenues declined for the domestic and export gas turbine market segment.

     Sales to the chemical processing industry during the first nine months of 1998 increased 11.5% to approximately $59.9 million, from approximately $53.7 million in the first nine months of 1997. The sales increase was the result of an increase in volume in project activity from export markets for the first nine months of 1998 compared to the first nine months of 1997. This increase in volume was partially offset by a reduction in average selling prices due to proportionately higher sales of lower cost, lower priced product forms, although the Company experienced improved pricing in the third quarter due to higher prices for products sold through the Company's foreign subsidiaries.

     Sales to the land-based gas turbine market in the first nine months of 1998 decreased 2.3% to approximately $13.0 million from approximately $13.3 million for the comparable period in 1997. Slower activity in the domestic market during the last two quarters has been caused by industry inventory adjustments and revised build schedules resulting in the slight decline in revenue for the period.

     Sales to the flue gas desulfurization ("FGD") market increased in the first nine months of 1998 to approximately $6.4 million from approximately $5.5 million for the same period in 1997. The increase in sales can be attributed to an increase in volume due to export project shipments during the third quarter of 1998. FGD business typically involves large project requirements which may vary significantly from quarter to quarter.

     Sales to the oil and gas industry in the first nine months of 1998 increased to approximately $4.5 million from $3.5 million for the same period a year ago. Those requirements vary substantially from quarter to quarter and year to year. As of June 30, 1998, the backlog for remaining shipments this year is approximately $1.2 million.

     Sales to other markets in the first nine months of 1998 remained relatively flat at approximately $14.9 million from approximately $15.1 million for the same period a year ago. An increase in average selling prices due to higher sales of higher cost, higher priced specialty alloy products in the first nine months of 1998 helped to reduce the impact of decreased volume.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 77.4% for the first nine months of 1998 from 76.8% in the same period last year. Volume in the higher priced, high value added product sheet coil and seamless forms decreased in the first nine months of 1998, compared to the first nine months of 1997. Part of this volume decline was due to unplanned equipment outages particularly during the third quarter of 1998. This decrease was partially offset by reduced material costs in the first nine months of 1998 compared to the same period a year ago.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $500,000 to approximately $13.5 million in the first nine months of 1998 from approximately $14.0 million in the same period a year ago, primarily as a result of lower benefit related costs.

     Recapitalization Expense. Recapitalization expense of approximately $8.7 million recorded in the first nine months of 1997 includes approximately $6.2 million of expenses paid by the Company in connection with the recapitalization of the Company and Holdings, pursuant to which Blackstone acquired 79.9% of Holdings outstanding shares. In addition, approximately $2.5 million in non-cash compensation expense was recorded pertaining to certain modifications to management stock option agreements which eliminated put and call rights provided therein.

     Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 to approximately $2.8 million in the first nine months of 1998 from approximately $2.9 million in the first nine months of 1997, primarily as a result of a decrease in research efforts sponsored by the Company which vary from year to year.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first nine months of 1998 of approximately $26.0 million, approximately $5.4 million of which was contributed by the Company's foreign subsidiaries. For the first nine months of 1997, operating income was approximately $16.2 million, of which approximately $3.5 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost (income), net, increased approximately $800,000 from income of approximately $60,000 in the first nine months of 1997 to an expense of approximately $722,000 for the first nine months of 1998, primarily as a result of lower foreign exchange gains realized in the first nine months of 1998, as compared to foreign exchange gains experienced during the first nine months of 1997.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $7.5 million were recorded in the first nine months of 1998 in connection with the abandoned attempt to acquire IAI by Holdings. These costs previously had been deferred.

     Interest Expense. Interest expense increased approximately $700,000 to approximately $16.0 million for the first nine months of 1998 from approximately $15.3 million for the same period in 1997. Higher revolving credit balances and higher debt issuance cost amortization contributed to this increase.

     Income Taxes. The provision for income taxes of approximately $1.3 million for the first nine months of 1998 was primarily due to taxes on higher foreign earnings. The benefit from income taxes of approximately $31.3 million for the first nine months of 1997 was due primarily to the Company's reversal of its deferred tax valuation allowance.

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

     Net Income. As a result of the above factors, the Company recognized net income for the first nine months of 1998 of approximately $153,000, compared to net income of approximately $32.3 million for the first nine months of 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $3.9 million in the first nine months of 1998, compared to capital expenditures of approximately $5.7 million for the first nine months of 1997. The majority of the first nine months 1998 capital spending was for the purchase of a warehouse formerly leased by the Company's Swiss subsidiary. The remainder of planned 1998 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (the "Facility" ). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first nine months of 1998 was approximately $10.1 million, as compared to net cash used in operating activities of approximately $10.5 million in the first nine months of 1997. The positive cash flow from operations for 1998 was primarily the result of a decrease in inventories of approximately $8.9 million. The cash flow was also affected by an increase in accounts payable and accrued expenses of approximately $100,000, non-cash depreciation and amortization expense of approximately $6.9 million, net income of approximately $153,000, an increase in accounts receivable of approximately $6.5 million, and other net adjustments of approximately $600,000.

     Net cash used in investing activities decreased to approximately $3.5 million in the first nine months of 1998 from approximately $5.7 million in the same period for 1997, primarily as a result of decreased capital spending. Net cash used in financing activities for the first nine months of 1998 was approximately $7.7 million, compared to net cash provided by financing activities of approximately $13.9 million for the first nine months of 1997, primarily as a result of decreased net borrowings by the Company.

     Cash for the first nine months of 1998 decreased approximately $1.1 million resulting in a cash balance of approximately $2.2 million at June 30, 1998. Cash in the first nine months of 1997 decreased approximately $2.3 million, resulting in a cash balance of approximately $2.4 million at June 30, 1997.

     Total debt at June 30, 1998, was approximately $176.2 million compared to approximately $183.8 million at June 30, 1997, reflecting decreased borrowing under the Facility partially offset by increased borrowing by the Company's Swiss subsidiary.

     At June 30, 1998, approximately $35.7 million had been borrowed pursuant to the Facility compared to approximately $44.3 million at June 30, 1997. In addition, as of June 30, 1998, approximately $3.3 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $10.2 million on the Facility at June 30, 1998.

ACQUISITION  BY  HOLDINGS

     In June 1997, Inco and Blackstone jointly announced the execution of a definitive agreement ("Acquisition") for the sale by Inco of 100% of their IAI business unit to Holdings. On March 3, 1998, Blackstone and Holdings abandoned their attempt to purchase IAI after the Department of Justice announced its intention to challenge the proposed acquisition. Certain fees paid and accrued by the Company in connection with the Acquisition have been accounted for as terminated acquisition costs and charged against income in the period.

ACCOUNTING  PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 129, Disclosure of Information about Capital Structure , is effective for the year ending September 30, 1998. SFAS No. 130, Reporting Comprehensive Income , SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132, Employers Disclosures About Pension and Other Post-Retirement Benefits , are effective for the year ending September 30, 1999. In the opinion of management, SFAS No. 129, SFAS No. 130, SFAS No. 131 and SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or cash flows, as these statements are principally disclosure oriented.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

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

     Not  applicable

ITEM  5.     OTHER  INFORMATION

     Not  applicable

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits.  See  Index  to  Exhibits
     (b) Reports on Form 8-K. A Form 8-K was filed on April 6, 1998, and amended by the filing of a Form 8-K/A on April 27, 1998 to report a change in auditors from Coopers & Lybrand L.L.P. to Deloitte & Touche L.L.P.











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



                              HAYNES  INTERNATIONAL,  INC.




                               /s/   Michael  D.  Austin
                              M.  D.  Austin
                              President  and  Chief  Executive  Officer





                               /s/   Joseph  F.  Barker
                              J.  F.  Barker
                              Vice  President,  Finance
                              Chief  Financial  Officer




Date:  August  14,  1998



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

(3)                3.01  Restated Certificate of Incorporation of Registrant.  (Incorporated
                         by reference to Exhibit 3.01 to Registration Statement on Form S-
                         1, Registration No. 33-32617.)

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


                  10.05  Amendment to Employment Agreement, dated as of July 15,
                         1996 by and among Haynes International, Inc., Haynes Holdings,
                         Inc. and Michael D. Austin (Incorporated by reference to
                         Exhibit 10.15 to Registration Statement on S-1, Registration No.
                         333-5411).

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

                  10.17  Agreement by and between Galen Hodge and Haynes
                         International, Inc. dated January 13, 1998 (Incorporated by
						 reference to Exhibit 10.17 to Registrant's Form 10-Q Report
						 filed February 13, 1998, File No. 333-5411).

(11)                     No Exhibit.

(15)                     No Exhibit.

(18)                     No Exhibit.

(19)                     No Exhibit.

(22)                     No Exhibit.

(23)                     No Exhibit.

(24)                     No Exhibit.

(27)              27.01  Financial Data Schedule.

(99)                     No Exhibit.