Form 10-K
period 1998-09-30
HAYNES INTERNATIONAL INC
filed 1998-12-22
CIK 858655

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549


FORM  10-K

(Mark  One)


[  X  ]     Annual  Report  Pursuant  to  Section  13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  fiscal  year  ended  September  30,  1998.

[     ]     Transition  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934





Commission File Number:    333-5411
------------------------------------------------------------

HAYNES INTERNATIONAL, INC.
------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                      06-1185400
-----------------------------------------------------------   ---------------------------------
(State or other jurisdiction of                               (IRS Employer Identification No.)
incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana                        46904-9013
------------------------------------------------------------  ---------------------------------
(Address of principal executive offices)                      (Zip Code)

(765) 456-6000
------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None
------------------------------------------------------------  ---------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   X      No
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 by Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this
Form  10-K.    X
             ---

The  registrant  is  a  privately  held  corporation.   As  such,  there  is  no
practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 18, 1998 was 100.

Documents  Incorporated  by  Reference:  None

The  Index  to  Exhibits begins on page   72 in the sequential numbering system.
                                       -----

Total  pages:    76
             ------

PAGE



TABLE  OF  CONTENTS


PART I                                                                           Page
                                                                                 ----
Item 1.   Business                                                                  3
Item 2.   Properties                                                               13
Item 3.   Legal Proceedings                                                        14
Item 4.   Submission of Matters to a Vote of Security Holders                      14

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters    14
Item 6.   Selected Consolidated Financial Data                                     15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                19
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk               31
Item 8.   Financial Statements and Supplementary Data                              33
Item 9.   Changes in and Disagreements with Accountants on Accounting              56
          and Financial Disclosure
PART III
Item 10.  Directors and Executive Officers of the Registrant                       57
Item 11.  Executive Compensation                                                   60
Item 12.  Security Ownership of Certain Beneficial Owners and Management           68
Item 13.  Certain Relationships and Related Transactions                           69
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          69



PAGE

PART  I

ITEM  1.     BUSINESS

GENERAL

     The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines used for power generation, and waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 63% of the Company's net revenues in fiscal 1998. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

     High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry. The Company derived approximately 28% of its fiscal 1998 net revenues from products that are protected by United States patents and derived an additional approximately 21% of its fiscal 1998 net revenues from sales of products that are not patented, but for which the Company has limited or no competition.

PRODUCTS

     The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by such foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section. In fiscal 1998, HTA and CRA products accounted for approximately  64%  and  36%,  respectively,  of  the  Company's  net  revenues.

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

     CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment and sour gas production. Historically, the chemical processing industry has represented the largest end-user segment for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this industry continues to represent an area of potential long-term growth for the Company. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. PAGE

     HIGH TEMPERATURE ALLOYS The following table sets forth information with respect to certain of the Company's significant high temperature alloys:





ALLOY AND YEAR INTRODUCED   END MARKETS AND APPLICATIONS (1)             FEATURES
--------------------------  -------------------------------------------  --------------------------------------
HAYNES HR-160 (1990) (2)    Waste incineration/CPI-boiler tube shields   Good resistance to sulfidation at high
                                                                         temperatures
HAYNES 242 (1990) (2)       Aero-seal rings                              High strength, low expansion and
                                                                         good fabricability
HAYNES HR-120 (1990) (2)    Industrial heating-heat-treating baskets     Good strength-to-cost ratio as
                                                                         compared to competing alloys
HAYNES 230 (1984) (2)       Aero/LBGT-ducting                            Good combination of strength,
                                                                         stability, oxidation resistance and
                                                                         fabricability
HAYNES 214 (1981) (2)       Aero-honeycomb seals                         Good combination of oxidation
                                                                         resistance and fabricability among
                                                                         nickel-based alloys
HAYNES 188 (1968) (2)       Aero-burner cans, after-burner               High strength, oxidation resistant
                            components                                   cobalt-based alloys
HAYNES 625 (1964)           Aero/CPI-ducting, tanks, vessels, weld       Good fabricability and general
                            overlays                                     corrosion resistance
HAYNES 263 (1960)           Aero/LBGT-components for gas turbine         Good ductility and high strength at
                            hot gas exhaust pan                          temperatures up to 1600 F
HAYNES 718 (1955)           Aero-ducting, vanes, nozzles                 Weldable high strength alloy with
                                                                         good fabricability
HASTELLOY X (1954)          Aero/LBGT-burner cans, transition ducts      Good high temperature strength at
                                                                         relatively low cost
HAYNES Ti 3-2.5 (1950)      Aero-aircraft hydraulic and fuel systems     Light weight, high strength
                            components                                   titanium-based alloy
                            -------------------------------------------  --------------------------------------

----------------
(1)"Aero"  refers  to  aerospace;  "LBGT"  refers  to  land-based  gas  turbines;  "CPI" refers to the chemical processing  industry.

(2)Represents  a  patented product or a product with respect to which the Company believes it has limited or no competition.



     The higher volume HTA products, including HAYNES 625, HAYNES 718 and HASTELLOY X, are generally considered industry standards, especially in the manufacture of jet aircraft engines and LBGT. These products have been used in such applications since the 1950's and because of their widespread use have been most subject to competitive pricing pressures. In fiscal 1998, sales of these HTA products accounted for approximately 23% of the Company's net revenues.

     The Company also produces and sells cobalt-based alloys introduced over the last three decades, which are more highly specialized and less price competitive than nickel-based alloys. HAYNES 188 and HAYNES 263 are the most widely used of the Company's cobalt-based products and accounted for approximately 11% of the Company's net revenues in fiscal 1998. Three of the more recently introduced HTA products, HAYNES 242, HAYNES 230 and HAYNES 214, initially developed for the aerospace and LBGT markets, are still patent-protected and together accounted for approximately 7% of the Company's net revenues in fiscal 1998. These newer alloys are continuing to gain acceptance for applications in industrial heating and waste incineration.


PAGE

     HAYNES HR-160 and HAYNES HR-120 were introduced in fiscal 1990 and targeted for sale in industrial heat treating applications. HAYNES HR-160 is a higher priced cobalt-based alloy designed for use when the need for long-term performance outweighs initial cost considerations. Potential applications for HAYNES HR-160 include use in key components in waste incinerators, chemical processing equipment, mineral processing kilns and fossil fuel energy plants. HAYNES HR-120 is a lower priced, iron-based alloy and is designed to replace competitive alloys not manufactured by the Company that may be slightly lower in price, but are also less effective. In fiscal 1998, these two alloys accounted for approximately 2% of the Company's net revenues.

     The Company also produces seamless titanium tubing for use as hydraulic lines in airframes and as bicycle frames. During fiscal 1998, sales of these products accounted for approximately 4% of the Company's net revenues.

     CORROSION RESISTANT ALLOYS The following table sets forth information with respect to certain of the Company's significant corrosion resistant alloys:





 ALLOY AND YEAR INTRODUCED   END MARKETS AND APPLICATIONS (1)
---------------------------  ------------------------------------------
HASTELLOY C-2000 (1995) (2)  CPI-tanks, mixers, piping
HASTELLOY B-3 (1994) (2)     CPI-acetic acid plants
HASTELLOY D-205 (1993) (2)   CPI-plate heat exchangers.
ULTIMET (1990) (2)           CPI-pumps, valves
HASTELLOY G-50 (1989)        Oil and gas-sour gas tubulars
HASTELLOY C-22 (1985) (2)    CPI/FGD-tanks, mixers, piping
HASTELLOY G-30 (1985) (2)    CPI-tanks, mixers, piping
HASTELLOY B-2 (1974)         CPI-acetic acid
HASTELLOY C-4 (1973)         CPI-tanks, mixers, piping
HASTELLOY C-276 (1968)       CPI/FGD/oil and gas-tanks, mixers, piping


 ALLOY AND YEAR INTRODUCED   FEATURES
---------------------------  -----------------------------------------------------------------------------
HASTELLOY C-2000 (1995) (2)  Versatile alloy with good resistance to uniform corrosion
HASTELLOY B-3 (1994) (2)     Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY D-205 (1993) (2)   Corrosion resistance to hot sulfuric acid
ULTIMET (1990) (2)           Wear and corrosion resistant nickel-based alloy
HASTELLOY G-50 (1989)        Good resistance to down hole corrosive environments
HASTELLOY C-22 (1985) (2)    Resistance to localized corrosion and pitting
HASTELLOY G-30 (1985) (2)    Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY B-2 (1974)         Resistance to hydrochloric acid and other reducing acids
                             Good thermal stability
HASTELLOY C-4 (1973)
HASTELLOY C-276 (1968)       Broad resistance to many environments

----------------
(1) "CPI" refers to the chemical processing industry; "FGD" refers to flue gas desulfurization.

(2) Represents a patented product or a product with respect to which the Company believes it has limited or no competition.



     During fiscal 1998, sales of the CRA alloys HASTELLOY C-276, HASTELLOY C-22 and HASTELLOY C-4 accounted for approximately 26% of the Company's net revenues. HASTELLOY C-276, introduced by the Company in 1968, is recognized as a standard for corrosion protection in the chemical processing industry and is also used extensively for FGD and oil and gas exploration and production applications. HASTELLOY C-22, a proprietary alloy of the Company, was introduced in 1985 as an improvement on HASTELLOY C-276 and is currently sold to the chemical processing and FGD markets for essentially the same applications as HASTELLOY C-276. HASTELLOY C-22 offers greater and more versatile corrosion resistance and therefore has gained market share at the expense of the non-proprietary
HASTELLOY C-276. HASTELLOY C-4 is specified in many chemical processing applications in Germany and is sold almost exclusively to that market.


PAGE

     The Company also produces alloys for more specialized applications in the chemical processing industry and other industries. For example, HASTELLOY B-2 was introduced in 1970 for use in the manufacture of equipment utilized in the production of acetic acid and ethyl benzine and is still sold almost exclusively for those purposes. HASTELLOY B-3 was developed for the same applications and has greater ease in fabrication. The Company expects HASTELLOY B-3 to eventually replace HASTELLOY B-2. HASTELLOY G-30 is used primarily in the production of super phosphoric acid and fluorinated aromatics. HASTELLOY G-50 has gained acceptance as a lower priced alternative to HASTELLOY C-276 for production of tubing for use in sour gas wells. These more specialized products accounted for approximately 8% of the Company's net revenues in fiscal 1998.

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

    Chemical Processing. The chemical processing industry segment represents a large base of customers with diverse CRA applications driven by demand for key end use industries such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing industry since the early 1930s.

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

    Land-Based Gas Turbines. The LBGT industry represents a growing market, with demand for the Company's products driven by the construction of cogeneration facilities and electric utilities operating electric generating facilities. Demand for the Company's alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities are gaining acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. The demand for land-based gas turbines is also growing rapidly for use in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coast line.

PAGE

    Flue Gas Desulfurization. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. In the United States, the Clean Air Act of 1990, as amended (the "Clean Air Act"), mandates a two-phase program aimed at significantly reducing sulfur dioxide ("SO2") emissions from electric generating facilities powered by fossil fuels by 2000. Canada and its provinces have also set goals to reduce emissions of SO2 over the next several years. Phase I of the Clean Air Act program affected approximately 100 steam-generating plants representing 261 operating units fueled by fossil fuels, primarily coal. Of these 261 units, 25 units were retrofitted with FGD systems while the balance opted mostly for switching to low sulfur coal to achieve compliance. The market for FGD systems peaked in 1992 at approximately $1.1 billion, and then dropped sharply in 1993 to a level of approximately $174.0 million due to a curtailment of activity associated with Phase I. Phase II compliance begins in 2000 and affects 785 generating plants with more than 2,100 operating units. Options available under the Clean Air Act to bring the targeted facilities into compliance with Phase II SO2 emissions requirements include fuel switching, clean coal technologies, purchase of SO2 allowances, closure of facilities and off-gas scrubbing utilizing FGD technology.

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

SALES  AND  MARKETING

    Providing technical assistance to customers is an important part of the Company's marketing strategy. The Company provides analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the substitution of Company products for other products in appropriate applications, enabling the Company's products to be specified for use in the production of customers' products. Market development professionals are assisted by the research and development staff in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing and research and development customer support provides an advantage over other manufacturers in the high performance industry. This activity allows the Company to obtain direct insight into customers' alloy needs and allows the Company to develop proprietary alloys that provide solutions to customers' problems.

PAGE

     The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Asia Pacific Rim. Effective January, 1999, the Company will transfer its Kokomo, Indiana service center to a leased site in Lebanon, Indiana. This new facility will have water jet cutting capability and specialized cutting equipment to service the Company's customers more efficiently. Approximately 78% of the Company's net revenues in fiscal 1998 was generated by the Company's direct sales organization. The remaining 22% of the Company's fiscal 1998 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years. The following table sets forth the approximate percentage of the Company's fiscal 1998 net revenues generated through each of the Company's distribution channels.





                                       DOMESTIC      FOREIGN      TOTAL
                                       ------------  -----------  ---------
Company sales office/direct                     29%           9%        38%
Company-owned service centers                   18%          22%        40%
Independent distributors/sales agents           13%           9%        22%
                                       ------------  -----------  ---------

Total                                           60%          40%       100%
                                       ============  ===========  =========



     The top twenty customers not affiliated with the Company accounted for approximately 39% of the Company's net revenues in fiscal 1998. Sales to Spectrum Metals, Inc. and Rolled Alloys, Inc., which are affiliated with each other, accounted for an aggregate of 10% of the Company's net revenues in fiscal 1998. No other customer of the Company accounted for more than 10% of the Company's net revenues in fiscal 1998.

     The Company's foreign and export sales were approximately $84.3 million, $81.4 million and $100.4 million for fiscal 1996, 1997 and 1998, respectively. Additional information concerning foreign operations and export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

MANUFACTURING  PROCESS

     High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging, resulting in more cycles of rolling, annealing and pickling than a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, tubular, billet, bar and wire forms, which represented 43%, 24%, 10%, 15%, 5% and 3%, respectively, of total volume sold in fiscal 1998 (after giving effect to the conversion of billet to bar by the Company's U.K. subsidiary).

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

PAGE

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

BACKLOG

     As  of  September  30,  1998,  the   Company's  backlog  orders  aggregated
approximately $40.2 million, compared to approximately $60.6 million at September 30, 1997, and approximately $53.7 million at September 30, 1996. The decrease in backlog orders is primarily due to a decrease in orders for chemical processing and aerospace products worldwide during the latter half of fiscal 1998. Substantially all orders in the backlog at September 30, 1998 are expected to be shipped within the twelve months beginning October 1, 1998. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.



THE  COMPANY'S  BACKLOG
AT  FISCAL  QUARTER  END
(IN  MILLIONS)


         1994   1995   1996   1997    1998
        -----  -----  -----  -----  ------
1st     $29.5  $49.7  $61.2  $63.8  $ 60.8
2nd     $35.5  $64.8  $61.9  $65.4  $ 56.2
3rd     $38.0  $55.8  $57.5  $55.5  $ 51.0
4th     $41.5  $49.9  $53.7  $60.6  $ 40.2*

     *Backlog  at  October  31,  1998  increased  to  $48.4.


PAGE

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

     Since most of the Company's products are produced to specific orders, the Company purchases materials against known production schedules. Materials are purchased from several different suppliers, through consignment arrangements, annual contracts and spot purchases. These arrangements involve a variety of pricing mechanisms, but the Company generally can establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. The Company maintains a policy of pricing its products at the time of order placement. As a result, rapidly escalating raw material costs during the period between the time the Company receives an order and the time the Company purchases the raw materials used to fill such order, which averages approximately 30 days, can negatively affect profitability even though the high performance alloy industry has generally been able to pass raw material price increases through to its customers.

     Raw material costs account for a significant portion of the Company's cost of sales. The prices of the Company's products are based in part on the cost of raw materials, a significant portion of which is nickel. The Company has in the past, including fiscal 1998, covered approximately 25% to 50% of its open market exposure to nickel price changes through hedging activities with brokers on the London Metals Exchange. Effective October 1, 1998, the Company has ceased its hedging activities for nickel due to the recent low sustained levels of nickel prices. The following table sets forth the average per pound prices for nickel as reported by the London Metals Exchange for the fiscal years indicated.





YEAR ENDED
SEPTEMBER 30,  AVERAGE PRICE
-------------  --------------
1988           $         4.12
1989                     5.77
1990                     4.29
1991                     4.21
1992                     3.48
1993                     2.53
1994                     2.54
1995                     3.66
1996                     3.56
1997                     3.22
1998                     2.40



PAGE

RESEARCH  AND  TECHNICAL  DEVELOPMENT

     The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 1998, the research and technical development staff consisted of 39 persons, 16 of whom have engineering or science degrees, including seven with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

     Research and technical development costs relate to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to maintain quality assurance methods and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.9 million, $3.8 million and $3.4 million for research and technical development activities for fiscal 1998, 1997 and 1996, respectively.

     During fiscal 1998, exploratory alloy development projects were focused on new high temperature alloy products for gas turbine and industrial heat service. Engineering projects include new manufacturing process development, specialized test data development and application support for large volume projects involving power generation and radioactive waste containment. The Company is continuing to develop an extensive database storage and retrieval system to better manage its corrosion, high temperature and mechanical property data.

     Over the last ten years, the Company's technical programs have yielded nine new proprietary alloys and 14 United States patents, with an additional two United States patent applications pending. The Company currently maintains a total of about 31 United States patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. In fiscal 1998, approximately 28% of the Company's net revenues was derived from the sale of patented products and an additional approximately 42% was derived from the sale of products for which patents formerly held by the Company had expired. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Six of the alloys considered by management to be of future commercial significance, HASTELLOY G-30, HAYNES 230, HASTELLOY C-22, HAYNES HR-120, HAYNES 242 and ULTIMET, are protected by United States patents that continue until the years 2001, 2002, 2002, 2008, 2008 and 2009, respectively.

COMPETITION

     The high performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company faces strong competition from domestic and foreign manufacturers of both the Company's high performance alloys and other competing metals. The Company's primary competitors include Inco Alloys International, Inc., a subsidiary of Special Metals, Allegheny Ludlum Corporation, a subsidiary of Allegheny Teledyne, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stahl AG. Prior to fiscal 1994, this competition, coupled with declining demand in several of the Company's key markets, led to significant erosion in the price for certain of the Company's products. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products.

EMPLOYEES

     As of September 30, 1998, the Company had approximately 993 employees. All eligible hourly employees at the Kokomo plant are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on June 11, 1996, and which expires on June 11, 1999. As of September 30, 1998, 500 employees of the Kokomo facility were covered by the collective bargaining agreement. The Company has not experienced a strike at the Kokomo plant since 1967. None of the employees of the Company's Arcadia, Louisiana or Openshaw, England plants are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

PAGE

ENVIRONMENTAL  MATTERS

     The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.4 million for fiscal 1998 and are expected to be approximately $1.3 million for fiscal year 1999. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, record keeping requirements relating to, and handling of, polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Additions and improvements may be required at the Kokomo, Indiana Wastewater Treatment Facility based on proposed restrictions of the local sewer use ordinance. Although the Company does not believe that similar regulatory or enforcement actions would have a material impact on its operations, there can be no assurance that violations will not be alleged or will not result in the assessment of additional penalties in the future. As of September 30,1998, capital expenditures of approximately $100,000 are budgeted for wastewater treatment improvements.

    The Company has received permits from the Indiana Department of Environmental Management ("IDEM") and the U.S. Environmental Protection Agency ("EPA") to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. The closure project, essentially complete, entailed installation of a clay liner under the disposal areas, a leachate collection system and a clay cap and revegetation of the site. Construction was completed in May 1994 and a closure certification has been filed with IDEM. At September 30, 1998, approximately $150,000 was accrued for final closure related costs. Closure certification is anticipated in fiscal 1999. Thereafter, the Company will be required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. The Company believes that some or all of these contaminants may have migrated from a nearby superfund site. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo facility, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to obtain permits and undertake other closure projects and post-closure commitments for any other waste management unit determined to exist at the facility.

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

PAGE

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

     The Company's owned facilities, and the products provided at each facility, are as follows:

          Kokomo, Indiana--all product forms, other than tubular goods. Arcadia, Louisiana--welded and seamless tubular goods. Openshaw, England--bar and billet for the European market. Zurich, Switzerland--all product forms.

     The Kokomo plant, the primary production facility, is located on approximately 230 acres of industrial property and includes over one million square feet of building space. There are three sites consisting of a headquarters and research lab; melting and annealing furnaces, forge press and several hot mills; and the four-high mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular goods are produced in Kokomo.

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

     The Zurich warehouse consists of over 50,000 square feet of building on a single site.

     Although capacity can be limited from time to time by certain production processes, the Company believes that its existing facilities will provide sufficient capacity for current demand.


PAGE

ITEM  3.     LEGAL  PROCEEDINGS

     In Leslie Baxter, et. al. vs. Haynes International, Inc. and Haynes Group Insurance Plan, filed July 6, 1995 in the U.S. District Court, Southern District of Indiana, Indianapolis Division, retirees and the surviving spouse of a retiree filed suit on behalf of themselves and similarly situated retirees and surviving spouses for restoration of the retiree health benefits to levels prevailing before the reduction of those benefit levels on January 1, 1995, and to maintain the restored benefit levels for the lives of the covered retirees and their surviving spouses. The parties have settled the lawsuit, and such lawsuit was dismissed as of September 18, 1998 pursuant to an agreement which provides that the Company will provide a lifetime medical benefit plan for the Plaintiffs in exchange for the retirees assuming a greater portion of future health cost increases.

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

     As of December 18, 1998 there was one holder of the common stock of the Company.

     There have been no cash dividends declared on the common stock for the two fiscal years ended September 30, 1998 and 1997.

     The payment of dividends is limited by terms of certain debt agreements to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of the Notes to Consolidated Financial Statements of the Company included herein in response to Item 8.









(Remainder  of  page  intentionally  left  blank.)


PAGE

ITEM  6.     SELECTED  FINANCIAL  DATA

SELECTED  CONSOLIDATED  FINANCIAL  DATA
(IN  THOUSANDS,  EXCEPT  RATIO  DATA)

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1994, 1995, 1996, 1997 and 1998 are derived from the audited consolidated financial statements of the Company.

     These selected financial data are not covered by the auditors' report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.





                                                        Year Ended      Year Ended      Year Ended      Year Ended
                                                        September 30,   September 30,   September 30,   September 30,
STATEMENT OF OPERATIONS DATA:                           1994            1995            1996            1997
                                                        --------------  --------------  --------------  --------------
Net revenues                                            $     150,578   $     201,933   $     226,402   $     235,760
Cost of sales(1)                                              171,957(2)      167,196         181,173         180,504
Selling and administrative expenses                            15,039          15,475          19,966(3)       18,311
Recapitalization expense                                            -               -               -           8,694(4)
Research and technical expenses                                 3,630           3,049           3,411           3,814
Operating income (loss)                                       (40,048)         16,213          21,852          24,437
Other cost, net                                                   816           1,767             590             276
Terminated acquisition costs                                        -               -               -               -
Interest expense, net                                          19,582          19,904          21,102(3)       20,456
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                                     (60,866)         (6,771)         (1,780)         36,315(6)
Extraordinary item, net of tax benefit                                                         (7,256)(3)           -
Cumulative effect of change in accounting
principle (net of tax benefit)                             (79,630)(7)              -               -               -
                                                        --------------  --------------  --------------  --------------
Net income (loss)                                            (140,496)         (6,771)         (9,036)         36,315

                                                        September 30,   September 30,   September 30,   September 30,
BALANCE SHEET DATA:                                     1994            1995            1996            1997
                                                        --------------  --------------  --------------  --------------
Working capital (9)                                     $      60,182   $      62,616   $      57,307   $      57,063
Property, plant and equipment, net                             43,119          36,863          31,157          32,551
Total assets                                                  145,723         151,316         161,489         216,319
Total debt                                                    148,141         152,477         169,097         184,213
Accrued post-retirement benefits                               94,148          94,830          95,813          96,201
Stockholder's equity (Capital deficiency)                    (116,029)       (121,909)       (130,341)        (94,435)

                                                        September 30,   September 30,   September 30,   September 30,
OTHER FINANCIAL DATA:                                   1994            1995            1996            1997
                                                        --------------  --------------  --------------  --------------
Depreciation and amortization (10)                      $      51,555   $       9,000   $       9,042   $       8,197
Capital expenditures                                              771           1,934           2,092           8,863
EBITDA (11)                                                    10,691          23,446          32,141          41,302
Ratio of EBITDA to interest expense                             0.55x           1.18x           1.52x           2.02x
Ratio of earnings before fixed
charges to fixed charges (12)                                       -               -           1.01x           1.17x
Net cash provided from (used in) operating activities   $     (12,801)  $      (2,883)  $      (5,343)  $      (6,596)
Net cash provided from (used in) investment
activities                                                        746          (1,895)         (2,025)         (8,830)
Net cash provided from (used in) financing
activities                                                      7,102           3,912           7,116          14,185
                                                        --------------  --------------  --------------  --------------


PAGE

                                                        Year Ended
                                                        September 30,
STATEMENT OF OPERATIONS DATA:                           1998
                                                        --------------
Net revenues                                            $     246,944
Cost of sales(1)                                              191,849
Selling and administrative expenses                            18,166
Recapitalization expense                                            -
Research and technical expenses                                 3,939
Operating income (loss)                                        32,990
Other cost, net                                                   952
Terminated acquisition costs                                    6,199(5)
Interest expense, net                                          21,066
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                                       2,456
Extraordinary item, net of tax benefit                              -
Cumulative effect of change in accounting
principle (net of tax benefit)                                   (450)(8)
                                                        --------------
Net income (loss)                                               2,006

                                                        September 30,
BALANCE SHEET DATA:                                     1998
                                                        --------------
Working capital (9)                                     $      66,974
Property, plant and equipment, net                             29,627
Total assets                                                  207,263
Total debt                                                    175,877
Accrued post-retirement benefits                               96,483
Stockholder's equity (Capital deficiency)                     (90,938)

                                                        September 30,
OTHER FINANCIAL DATA:                                   1998
                                                        --------------
Depreciation and amortization (10)                      $       8,148
Capital expenditures                                            5,919
EBITDA (11)                                                    40,186
Ratio of EBITDA to interest expense                             1.91x
Ratio of earnings before fixed
charges to fixed charges (12)                                   1.22x
Net cash provided from (used in) operating activities   $      14,584
Net cash provided from (used in) investment
activities                                                     (5,750)
Net cash provided from (used in) financing
activities                                                     (8,562)
                                                       --------------

(1) The Company was acquired by Morgan, Lewis, Githens & Ahn ("MLGA") and the management of the Company in August 1989
(the  "1989  Acquisition").  For  financial  statement  purposes, the 1989 Acquisition was accounted for as a purchase transaction  effective  September  1, 1989; accordingly, inventories were adjusted to reflect estimated fair values at that  date.  This  adjustment  to inventories was amortized to cost of sales as inventories were reduced from the base layer. Non-cash charges for this adjustment included in cost of sales were $488 for fiscal 1994.  No charges have been recognized  since  fiscal  1994.

(2)  Reflects  the  write-off  of  $37,117  of  goodwill  created in connection with the 1989 Acquisition remaining at
September  30,  1994.

(3)  During  fiscal  1996, the Company successfully refinanced its debt with the issuance of $140,000 Senior Notes due
2004  and an amendment to its Revolving Credit Facility with Congress Financial Corporation ("Congress").  As a result of  this  refinancing  effort, certain non-recurring charges were recorded as follows:  (a) $7,256 was recorded as the aggregate  of  extraordinary  items  which  represents  the extraordinary loss on the redemption of the Company's 11 %
Senior  Secured  Notes  due  1998,  and 13 % Senior Subordinated Notes due 1999 (collectively, the "Old Notes") and is comprised  of $3,911 of prepayment penalties incurred in connection with the redemption of the Old Notes and $3,345 of deferred  debt issuance costs which were written off upon consummation of the redemption of the Old Notes;  (b) $1,837 of Selling and Administrative Expense which represents costs incurred with a terminated initial public offering of the
Company's  common  stock;  and  (c)  $924 of Interest Expense which represents the net interest expense (approximately
$1,500  interest  expense, less approximately $600 interest income) incurred during the period between the issuance of the  Senior  Notes  and  the  redemption  of  the  Old  Notes.

PAGE

(4)  On  January  29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected  the  recapitalization  of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant
Banking  Fund  L.P.  and  two  of  its  affiliates  ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the
"Recapitalization").  Certain  fees, totaling $6,237, paid by the Company in connection with the Recapitalization were accounted  for  as  recapitalization  expenses  and charged against income in the period.  Also in connection with the
recapitalization,  the  Company   recorded  $2,457   of   non-cash  stock  compensation  expense,   also  included  as
recapitalization  expenses, pertaining to certain modifications to management stock option agreements which eliminated put  and  call  rights  associated  with  the  options.

(5) Terminated acquisition costs of approximately $6,199 were recorded in fiscal 1998 in connection with the abandoned attempt  to  acquire  Inco  Alloys  International  by  Holdings.  These  costs  previously  had  been  deferred.

(6)  The  Company  recorded profit before tax of $3,705 and net income of $36,315.  During the third quarter of fiscal
1997,  the  Company  reversed its deferred income tax valuation allowance of approximately $36,431.  See Note 5 of the
Notes  to  Consolidated  Financial  Statements  of  the  Company included in this Annual Report in response to Item 8.

(7)  During  fiscal  1994,  the  Company adopted SFAS 106. The Company elected to immediately recognize the transition obligation  for benefits earned as of October 1, 1993, resulting in a non-cash charge of $79,630, net of a $10,580 tax benefit,  representing  the  cumulative  effect  of the change in accounting principle. The tax benefit recognized was limited  to  then  existing  net  deferred  tax  liabilities.

(8)  On  November  20,  1997,  the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus  ruling which requires that certain business process reengineering and information technology transformation costs  be  expensed  as  incurred.  The  EITF  also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a  change  in  accounting  principle  in  the  first  quarter  of  fiscal 1998.  Accordingly, the Company recorded the cumulative  effect  of this accounting change, net of tax, of $450, resulting from a pre-tax write-off of $750 related to  reengineering  charges  involved  in  the  implementation  of  an  information  technology  project.

(9)  Reflects  the  excess  of  current  assets  over  current  liabilities as set forth in the Consolidated Financial
Statements.

(10) Reflects (a) depreciation and amortization as presented in the Company's Consolidated Statement of Cash Flows and
set  forth in Note (11) below, plus or minus (b) other non-cash charges, including the amortization of prepaid pension costs  (which  is included in the change in other asset category) and the amortization of inventory costs as described in  Note  (1)  above,  minus  amortization  of  debt  issuance  costs,  all  as  set  forth  in  Note  (11)  below.

(11)  Represents  for  the  relevant  period  net  income  plus expenses recognized for interest, taxes, depreciation, amortization  and  other  non-cash  charges,  (i) plus the refinancing costs set forth in Note 3, part (a) and (b) for fiscal  1996,  (ii)  plus  recapitalization  costs outlined in Note 4, and $250 of failed acquisition costs for fiscal
1997,  and  (iii)  plus  terminated  acquisition  costs outlined in Note 5, and $450 of business process reengineering costs  outlined  in Note 8 for fiscal 1998.  In addition to net interest expense as listed in the table, the following charges  are  added  to  net  income  to  calculate  EBITDA:






                                               1994      1995      1996       1997      1998
                                            --------  --------  --------  ---------  --------
Provision for (benefit from) income taxes   $   420   $ 1,313   $ 1,940   $(32,610)  $ 2,317
Depreciation                                  8,208     8,188     7,751      7,477     8,029
Amortization:
    Debt issuance costs                       1,680     1,444     4,698      1,144     1,247
    Goodwill                                 38,607         -         -          -         -
    Inventory (see note (1) above)              488         -         -          -         -
    Prepaid pension costs                       314       130       308        333      (163)
                                            --------  --------  --------  ---------  --------
                                             41,089     1,574     5,006    (23,656)   11,430
SFAS 106-Post-retirement                      3,938       682       983        387       282
Amortization of debt issuance costs          (1,680)   (1,444)   (4,698)    (1,144)   (1,247)
                                            --------  --------  --------  ---------  --------
    Total                                   $51,975   $10,313   $10,982   $(24,413)  $10,465
                                            ========  ========  ========  =========  ========



PAGE

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

(12) For purposes of these computations, earnings before fixed charges consist of income (loss) before provision for (benefit from) income taxes, extraordinary item and cumulative effect of a change in accounting principle, plus fixed charges. Fixed charges consist of interest on debt, amortization of debt issuance costs and estimated interest portion of rental expense. Earnings were insufficient to cover fixed charges by $60,446 and $5,458 for fiscal 1994 and 1995, respectively.

(Remainder  of  page  intentionally  left  blank.)


PAGE

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

COMPANY  BACKGROUND

    The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 64% and 36%, respectively, of the Company's net revenues in fiscal 1998. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms. The Company also produces its alloys in round and tubular forms. In fiscal 1998, flat products accounted for 65% of shipments and 62% of net revenues.

    The Company's annual production capacity varies depending upon the mix of alloys, forms, product sizes, gauges and order sizes. Based on the current product mix, the Company estimates that its annual production capacity, which has been unchanged for the past five years, is approximately 20.0 million pounds. As a result of changes in the Company's primary markets, sales volume has ranged from a high of 18.5 million pounds in fiscal 1998, to a low of 13.3 million pounds in fiscal 1994. The Company is not currently capacity constrained. See "--Liquidity and Capital Resources."

    The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Pacific Rim who operate on a commission basis. Effective January, 1999, the Company will transfer its Kokomo, Indiana service center to a leased site in Lebanon, Indiana. This new facility will have water jet cutting capability and specialized cutting equipment to service the Company's customers more efficiently. Approximately 78% of the Company's net revenues in fiscal 1998 was generated by the Company's direct sales organization. The remaining 22% of the Company's fiscal 1998 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 25 years.

    The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 1998, sales to customers outside the United States accounted for approximately 41% of the Company's net revenues.

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


PAGE

    In fiscal 1998, proprietary products represented approximately 28% of the Company's net revenues. In addition to these patent-protected alloys, several other alloys manufactured by the Company have little or no direct competition because they are difficult to produce and require relatively small production runs to satisfy demand. In fiscal 1998, these other alloys represented approximately 21% of the Company's net revenues.

    Order to shipment lead times can be a competitive factor as well as an indication of the strength of the demand for high performance alloys. The Company's current average lead times from order to shipment are approximately 15 to 17 weeks.

OVERVIEW  OF  MARKETS

     A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table: (Note: Markets prior to 1997 have been reclassified due to improved identification techniques implemented in 1997 by the Company.)





                                     1994    1994    1995     1995    1996     1996    1997     1997    1998     1998
                                   -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
SALES (DOLLARS IN                            % OF             % OF             % OF             % OF             % OF
MILLIONS)                          AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL
                                   -------  ------  -------  ------  -------  ------  -------  ------  -------  ------

Aerospace                          $  47.9   31.8%  $  68.2   33.8%  $  95.3   42.1%  $ 111.2   47.2%  $ 111.9   45.3%
Chemical processing                   51.9   34.5      74.1   36.7      77.9   34.4      69.3   29.4      79.7   32.3
Land-based gas turbines               17.0   11.3      14.3    7.1      17.4    7.7      17.2    7.4      17.5    7.1
Flue gas desulfurization              10.2    6.7       6.6    3.3       8.3    3.7       6.7    2.7       8.4    3.4
Oil and gas                            4.2    2.8       4.5    2.2       4.3    1.9       7.8    3.3       5.9    2.4
Other markets                         17.3   11.5      30.9   15.3      19.6    8.6      20.1    8.5      19.8    8.0
                                      ----   ----      ----   ----      ----   ----      ----   ----      ----   ----
Total product                        148.5   98.6     198.6   98.4     222.8   98.4     232.3   98.5     243.2   98.5
Other revenue (1)                      2.1    1.4       3.3    1.6       3.6    1.6       3.5    1.5       3.7    1.5
                                      ----   ----      ----   ----      ----   ----      ----   ----      ----   ----
Net revenues                       $ 150.6  100.0%  $ 201.9  100.0%  $ 226.4  100.0%  $ 235.8  100.0%  $ 246.9  100.0%
                                   =======  ======  =======  ======  =======  ======  =======  ======  =======  ======
  U.S.                             $  94.8          $ 122.3          $ 142.0          $ 154.3          $ 146.5
  Foreign                          $  55.8          $  79.6          $  84.4          $  81.5          $ 100.4


SHIPMENTS BY MARKET (MILLIONS OF
POUNDS)
Aerospace                              3.4   25.6%      4.8   29.4%      6.6   40.2%      8.3   45.9%      7.6   41.1%
Chemical processing                    5.2   39.1       6.4   39.3       6.0   36.6       5.7   31.9       6.7   36.2
Land-based gas turbines                1.6   12.0       1.3    8.0       1.5    9.2       1.4    8.1       1.6    8.7
Flue gas desulfurization               1.5   11.3       0.9    5.5       1.0    6.1       0.7    3.8       1.1    5.9
Oil and gas                            0.4    3.0       0.5    3.1       0.3    1.8       0.7    3.8       0.5    2.7
Other markets                          1.2    9.0       2.4   14.7       1.0    6.1       1.2    6.5       1.0    5.4
                                   -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
  Total Shipments                     13.3  100.0%     16.3  100.0%     16.4  100.0%     18.0  100.0%     18.5  100.0%
                                   =======  ======  =======  ======  =======  ======  =======  ======  =======  ======

AVERAGE SELLING
PRICE PER POUND
Aerospace                          $ 14.09          $ 14.21          $ 14.44          $ 13.40          $ 14.72
Chemical processing                   9.98            11.58            12.98            12.16            11.90
Land-based gas turbines              10.63            11.00            11.60            12.29            10.94
Flue gas desulfurization              6.80             7.33             8.30             9.57             7.64
Oil and gas                          10.50             9.00            14.33            11.14            11.80
Other markets                        14.42            12.88            19.60            16.75            19.80
  All markets                      $ 11.17          $ 12.18          $ 13.59          $ 12.91          $ 13.15
                                   -------          -------          -------          -------          -------

--------------------
(1)  Includes  toll  conversion  and  royalty  income.




    Fluctuations in net revenues and volume from fiscal 1994 through fiscal 1998 are a direct result of significant changes in each of the Company's major markets.

PAGE

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

    The Company began to see a recovery in the demand for its aerospace products at the beginning of fiscal 1995. Reflecting increased aircraft production and maintenance, the Company's net revenues from sales to the aerospace industry in 1996 and 1997 increased 39.7% and 16.7%, respectively, over the preceding period.

     Sales to the aerospace market in fiscal 1998 were negatively affected by weaker than expected deliveries of commercial aircraft due to deferrals and cancellations at the major aircraft producers. However, the Company expects the increase in the number of "in-service" gas turbine engines through fiscal 1998 to provide a consistent stream of maintenance and repair requirements for Haynes products. In addition, the Company expects continued compliance efforts with Stage III noise regulations to keep demand strong for Haynes products in the "hush kit" retrofitting aerospace market segment.

    Chemical Processing. Demand for the Company's products in the chemical processing industry tends to track overall economic activity and is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities. In fiscal 1998, sales of the Company's products to the chemical processing industry reached a five-year high, and the Company believes that the outlook for sales of the Company's products to the chemical processing industry continues to gradually improve. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel as well as the need for higher throughput should support demand for more sophisticated alloys, such as the Company's CRA products.

    The Company expects that moderate growth in the chemical processing industry will result from volume increases and selective price increases as a result of increased demand. In addition, the Company's key proprietary CRA products, the recently introduced HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22, are expected to contribute to the Company's growth in this market, although there can be no assurance that this will be the case.

     Chemical processing markets are expected to see moderate growth in export markets and specific industry sectors (agricultural chemicals and pharmaceuticals). The chemicals sector comprises both specialty and basic organic and inorganic chemicals. Mergers and acquisitions of chemical companies continue as companies make strategic acquisitions and divestitures in efforts to enhance their global competitiveness.

     The agricultural chemical sector is benefitting from changes in U.S. agricultural programs that now place fewer limits on farmers' ability to plant preferred crops on the acreage they choose. Growth in the pharmaceutical sector is being spurred by continuing advances in both traditional drug research and the fast growing biotech sector.

    Land-Based Gas Turbines. The Company leveraged its metallurgical expertise to develop LBGT applications for alloys it had historically sold to the aerospace industry. Electric generating facilities powered by land-based gas turbines are less expensive to construct and operate and produce fewer SO2 emissions than traditional fossil fuel-fired facilities. The Company believes these factors are primarily responsible for creating demand for its products in the LBGT industry. Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. However, legislated standards for lowering emissions from fossil fuel-fired electric utilities and cogeneration facilities, such as the Clean Air Act, together with self-imposed standards, contributed to increased demand for some of the Company's products in the early 1990's, when Phase I of the Clean Air Act was being implemented. The Company believes that land-based gas turbines are gaining acceptance as a clean, low-cost alternative to fossil fuel-fired electric generating facilities. The Company believes that compliance with Phase II of the Clean Air Act, which begins in 2000, will further contribute to demand for its products.

PAGE

    Flue Gas Desulfurization. The Clean Air Act is the primary factor determining the demand for high performance alloys in the FGD industry. FGD projects have been undertaken by electric utilities and cogeneration facilities powered by fossil fuels in the United States, Europe and the Pacific Rim in response to concerns over emissions. FGD projects are generally highly visible and as a result are highly price competitive, especially when demand for high performance alloys in other major markets is weak. The Company anticipates limited sales opportunities in the FGD market as deadlines for Phase II of the Clean Air Act approach in 2000, due to the over-compliance with Phase I requirements as discussed below.

     The Clean Air Act addresses numerous air quality problems in the United States that are not entirely covered in earlier legislation. One of these problems is acid rain caused by SO2 and nitrogen oxides ("NO") emissions from fossil-fueled electric power. Title IV of the Clean Air Act created a two-phased plan to reduce acid rain in the U.S. Phase I runs from 1995 through 1999, and Phase II, which is more stringent than Phase I, begins in 2000.

     The acid rain program allocated emission allowances to Phase I units, authorizing them to emit one ton of SO2 for each allowance. Some utilities obtained additional allowances from three auctions and from bonus provisions in the Clean Air Act. To reach compliance, a Phase I utility could use one or more of the following compliance methods: (1) fuel switching and/or fuel blending with lower sulfur coal; (2) obtaining additional allowances; (3) installing flue gas desulfurization equipment (i.e., scrubbers); (4) using previously implemented emission controls; (5) retiring units; (6) boiler repowering; (7) substituting Phase II units for Phase I units; and (8) compensating Phase I units with Phase II units.

     For Phase II, more than 2,000 operating units will be affected. While many utilities have not finalized their plans to comply with the more stringent Phase II requirements, most of them have elected to over-comply with Phase I requirements, thus creating a surplus of allowances.

     Increased competition has caused the electric utility industry to make major changes in the way it is structured. On April 26, 1996, the Federal Energy Regulatory Commission ("FERC") issued the final rule, Order No. 888, in response to provisions of the Energy Policy Act ("EPACT") of 1992. Order No. 888 opens wholesale electric power sales to competition and requires each utility that owns transmission lines to allow buyers and sellers of power the same access to these lines as the utility provides for its own generation.

     In a noncompetitive, regulated environment, state regulators allowed electric utilities to pass on costs of pollution control requirements to consumers. In a competitive environment, however, utilities with higher rates due to environmental controls would be at a relative disadvantage, while those with lower costs could increase market share. With increasing competition and Phase II of the Clean Air Act slated for implementation on January 1, 2000, utilities are showing less interest in making capital investments in expensive pollution control equipment, are uncertain about cost recovery, and want to be more competitive.

     A number of scrubbers for Phase II are being deferred. Planning and building a scrubber takes four years, so in many cases capital for scrubbers will not be committed until after the year 2000. Repowering older fossil-fuel units is another alternative to meet Phase II compliance.

     Oil  and  Gas.  The  Company's  participation  in  the oil and gas industry consists primarily of providing tubular goods for sour gas production. Demand for the Company's products in this industry is driven by the rate of development of sour gas fields, which in turn is driven by the price of natural gas and the need to commence production in order to protect leases. Due to the volatility of the oil and gas industry, the Company has chosen not to invest in certain manufacturing equipment necessary to perform certain intermediate steps of the manufacturing process for these tubular products. However, the Company can outsource the necessary processing steps in the manufacture of these tubulars when prices rise to attractive levels. The Company intends to selectively take advantage of future opportunities as they arise, but plans no capital expenditures to increase its internal capabilities in this area. The gas drilling rate remains strong, as is the rig count in both the Gulf of Mexico and inland areas. Demand for natural gas is expected to grow moderately over the next several years.

PAGE

    Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 1998 include waste incineration, industrial heat treating, automotive, medical and instrumentation. The automotive and industrial heating markets are highly cyclical and very competitive. However, continual growth opportunities exist in the automotive industry due to new safety, engine controls, and emission systems technologies. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company's products. Waste incineration presents opportunities for the Company's alloys as landfill space is diminishing and government concerns over pollution, chemical weapon stockpiles, and chemical and nuclear waste handling are heightening. Many of the Company's lower volume proprietary alloys are experiencing growing demand in these other markets. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company's products.











(Remainder  of  page  intentionally  left  blank.)


PAGE

RESULTS  OF  OPERATIONS

    The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:





                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1996           1997           1998
                                                  -------------  -------------  -------------
Net revenues                                           100.0%         100.0%         100.0%
Cost of sales                                           80.0           76.6           77.7
Selling and administrative expenses                      8.8(1)         7.8            7.4
Recapitalization expense                                   -            3.7(2)           -
Research and technical expenses                          1.5            1.6            1.6
                                                  -------------  -------------  -------------
Operating income                                         9.7           10.3           13.3
Other cost, net                                          0.3            0.1            0.4
Terminated acquisition costs                               -              -            2.5(3)
Interest expense                                         9.7(1)         8.7            8.6
Interest income                                         (0.4)(1)       (0.1)          (0.1)
Income (loss) before provision for income
     taxes, extraordinary items, and cumulative
effect of change in accounting principle                 0.1            1.6            1.9
Provision for (benefit from) income taxes                0.9          (13.8)           0.9
Extraordinary item, net of tax benefit                  (3.2)(1)          -              -
     Cumulative effect of a change in
     accounting principle                                  -              -           (0.2)(4)
     Net income (loss)                                  (4.0)%         15.4%            .8%

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

(2)  On  January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected the recapitalization of the Company and Holdings pursuant to which  Blackstone  Capital  Partners  II Merchant Banking Fund L.P. and two of its affiliates
("Blackstone")  acquired  79.9%  of  Holdings'  outstanding  shares.  Certain  fees  totaling approximately  $6.2  million paid by the Company in connection with the Recapitalization have been  accounted  for  as recapitalization expenses, and charged against income in the period.
Also in connection with the Recapitalization, the Company recorded approximately $2.5 million
of  non-cash  stock  compensation   expense,  also  included  as  recapitalization  expenses,
pertaining  to  certain  modifications to management stock option agreements which eliminated put  and  call  rights  associated  with  the  options.

(3)  Terminated  acquisition costs of approximately $6.2 million were recorded in fiscal 1998 in  connection  with  the abandoned attempt to acquire Inco Alloys International by Holdings.
These  costs  previously  had  been  deferred.

(4)  On  November  20,  1997, the Financial Accounting Standards Board's Emerging Issues Task
Force  ("EITF")  issued  a  consensus  ruling  which  requires  that certain business process reengineering  and  information technology transformation costs be expensed as incurred.  The
EITF  also  consented  that  if  such  costs  were previously capitalized, then any remaining unamortized  portion  of  those  identifiable  costs  should be written off and reported as a cumulative  effect  of  a change in accounting principle in the first quarter of fiscal 1998.
Accordingly,  the  Company  recorded  the cumulative effect of this accounting change, net of tax,  of  $450,000,  resulting  from a pre-tax write-off of $750,000 related to reengineering charges  involved  in  the  implementation  of  an  information  technology  project.



PAGE

YEAR  ENDED  SEPTEMBER  30,  1998  COMPARED  TO  YEAR  ENDED  SEPTEMBER 30, 1997

     Net Revenues. Net revenues increased approximately $11.2 million, or 4.7%, to approximately $246.9 million in fiscal 1998 from approximately $235.8 million in fiscal 1997, primarily as a result of a 2.8% increase in shipments, from approximately 18.0 million pounds in fiscal 1997 to approximately 18.5 million pounds in fiscal 1998, and a 1.9% increase in average selling prices, from approximately $12.91 per pound in fiscal 1997 to approximately $13.15 per pound in fiscal 1998.

     Sales to the aerospace industry for fiscal 1998 increased slightly to approximately $111.9 million from approximately $111.2 million for fiscal 1997. The increase in revenue can be attributed to a 9.9% increase in average selling prices per pound to approximately $14.72 in fiscal 1998 from approximately $13.40 in fiscal 1997. This increase was due to proportionately more sales of the higher-priced, cobalt-based alloys and higher value added forms. This price increase offset an 8.4% decline in volume caused by some slackening in demand exacerbated by some unplanned production outages. The drop in demand during the last six months of fiscal 1998 appears to be a result of inventory corrections by commercial aircraft and component suppliers.

     Sales to the chemical processing industry during fiscal 1998 increased by 15.0% to approximately $79.7 million from approximately $69.3 million for fiscal 1997. Volume shipped to the chemical processing industry during fiscal 1998 increased by 17.5% to approximately 6.7 million pounds, compared to 5.7 million pounds in fiscal 1997. The increase in volume stems from higher sales to export markets including project sales through the Company's foreign subsidiaries. Average selling prices per pound were lower in fiscal 1998 reflecting heightened competition, lower raw material costs, and a higher percentage of project versus maintenance business.

     Sales to the LBGT industry during fiscal 1998 increased 1.7% to approximately $17.5 million from approximately $17.2 million in fiscal 1997. Volume increased by 14.3% to approximately 1.6 million pounds, compared to 1.4 million pounds in fiscal 1997 while average selling prices decreased 11.0% The volume increase is primarily attributable to improved sales during the fourth quarter of the Company's proprietary alloys (HAYNES 230 alloy and HAYNES HR-120 alloy) for a major gas turbine manufacturer. The decrease in average selling price is a result of higher sales of lower cost, lower priced iron-based alloys.

     Sales to the FGD industry increased 25.4% to approximately $8.4 million in fiscal 1998 from approximately $6.7 million in fiscal 1997. Volume increased 57.1% while average selling price per pound decreased 20.2% reflecting the highly cyclical and competitive nature of this market.

     Sales to the oil and gas industry decreased 24.4% to approximately $5.9 million for fiscal 1998 from approximately $7.8 million in fiscal 1997 as a result of lower activity in the production of deep sour gas. These are typically large projects and may vary in number significantly from year to year.

     Sales to other industries decreased 1.5% in fiscal 1998 to approximately $19.8 million from approximately $20.1 million for the same period a year ago, as a result of a volume decrease of 16.7% partially offset by an 18.2% increase in average selling price. The decrease in volume can be attributed to lower sales for automotive applications. The increase in the average selling price per pound stems from a better mix of higher priced products during fiscal 1998 compared to fiscal 1997.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 77.7% in fiscal 1998 compared to 76.6% in fiscal 1997. Volume in the higher priced, higher value added sheet and coil forms decreased in fiscal 1998 in part due to unplanned outages in sheet and coil production equipment. This decrease was partially offset by reduced material costs, primarily nickel, during fiscal 1998 compared to fiscal 1997.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $100,000 to approximately $18.2 million for fiscal 1998 from approximately $18.3 million in fiscal 1997 primarily as a result of lower benefit related costs partially offset by increased headcount.

     Research and Technical Expenses. Research and technical expenses increased approximately $100,000, to approximately $3.9 million in fiscal 1998 from approximately $3.8 million in fiscal 1997, primarily as a result of salary increases.

     Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 1998 of approximately $33.0 million, approximately $5.9 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1997, operating income was approximately $24.4 million, of which approximately $4.1 million was contributed by the Company's foreign subsidiaries.

PAGE

     Other Costs (Income). Other cost (income), net, increased approximately $676,000, from approximately $276,000 in fiscal 1997 to approximately $952,000 for fiscal 1998, primarily as a result of foreign exchange losses realized in fiscal 1998, as compared to foreign exchange gains experienced during fiscal 1997.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $6.2 million were recorded in fiscal 1998 in connection with the abandoned attempt by Holdings to acquire Inco Alloys International. These costs previously had been deferred.

     Interest Expense. Interest expense increased approximately $600,000, to approximately $21.2 million for fiscal 1998 from approximately $20.6 million for fiscal 1997. Higher revolving credit balances during the first nine months of fiscal 1998 compared to the same period in fiscal 1997 and higher debt issuance cost amortization in fiscal 1998 contributed to this increase.

     Income Taxes. The provision for income taxes of approximately $2.3 million for fiscal 1998 was primarily due to taxes on higher foreign earnings. The benefit from income taxes of approximately $32.6 million for fiscal 1997 was due primarily to the Company's reversal of its deferred tax valuation allowance.

     Net Income. As a result of the above factors, the Company recognized net income for fiscal 1998 of approximately $2.0 million, compared to net income of approximately $36.3 million for fiscal 1997.









(Remainder  of  page  intentionally  left  blank.)


PAGE

YEAR  ENDED  SEPTEMBER  30,  1997  COMPARED  TO  YEAR  ENDED  SEPTEMBER 30, 1996

     Net Revenues. Net revenues increased approximately $9.4 million, or 4.2%, to approximately $235.8 million in fiscal 1997 from approximately $226.4 million in fiscal 1996, primarily as a result of a 9.8% increase in shipments, from approximately 16.4 million pounds in fiscal 1996 to approximately 18.0 million pounds in fiscal 1997.

     Sales to the aerospace industry for fiscal 1997 increased 16.7%, to approximately $111.2 million from approximately $95.3 million for fiscal 1996. The increase in revenue can be attributed to a 25.8% increase in volume to approximately 8.3 million pounds in fiscal 1997 from approximately 6.6 million pounds in fiscal 1996. This volume increase offset a decline in average selling price per pound, caused by a proportionately higher increase in the volume of the lower-priced, nickel-based alloys and forms, compared to the higher-priced, cobalt-containing alloys and forms.

     Sales to the chemical processing industry during fiscal 1997 declined by 11.0% to approximately $69.3 million from approximately $77.9 million for fiscal 1996. Volume shipped to the chemical processing industry during fiscal 1997 decreased by 5.0% to approximately 5.7 million pounds, compared to 6.0 million pounds in fiscal 1996. The drop in the average selling price per pound reflects lower sales of higher cost, higher priced product forms, and higher sales of lower cost, lower priced product forms. In particular, sales of tubular products declined, while sales of forged billet and forged bar products increased during fiscal 1997 compared to the same period a year ago. Much of the decline in volume in the domestic market can be attributed to lower sales to key distributors and sharply lower sales for project business in the agrochemical sector. For the export market, the decline in volume can be attributed to lower sales to key distributors and a drop in sales to a key manufacturer of heat exchanger components.

     Sales to the LBGT industry during fiscal 1997 decreased 1.1% to approximately $17.2 million from approximately $17.4 million in fiscal 1996. Volume decreased by 6.7% to approximately 1.4 million pounds, compared to 1.5 million pounds in fiscal 1996, while average selling prices increased 5.9%. Higher domestic activity was offset by lower export and European activity.

     Sales to the FGD industry declined 19.3% to approximately $6.7 million in fiscal 1997, from approximately $8.3 million in fiscal 1996. Volume declined 30.0% while average selling price per pound increased 15.3%. The decline in volume can be attributed to the lack of significant project activity in the domestic market and heightened competition for foreign projects.

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


PAGE

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





(Remainder  of  page  intentionally  left  blank.)


PAGE

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's near-term future cash needs will be driven by working capital requirements, which are likely to increase, and planned capital expenditures. Capital expenditures were approximately $5.9 million in fiscal 1998 and are expected to be approximately $14.2 million in fiscal 1999. Capital expenditures were approximately $2.1 million and $8.9 million for fiscal 1996 and 1997, respectively. The largest capital item for fiscal 1998 was $2.5 million for the purchase of the warehouse formerly leased by the Company's Swiss subsidiary, Nickel Contor AG. Certain anticipated spending was deferred during the acquisition attempt of Inco Alloys International. Planned fiscal 1999 capital spending is targeted for the new Midwest Service Center in Lebanon, Indiana and for the Company's flat product production areas including the four high mill and cold finishing areas. The Company expects the primary benefits of the four high mill and cold finishing capital expenditures will be to increase the annual production capacity of cold finished flat product by 80% from 10 million pounds to 18 million pounds. The Company does not expect such capital expenditures will have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Revolving Credit Facility expires August 23, 1999. The Company expects the facility to be either renewed or refinanced. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

     Net   cash   provided   from   operating  activities  in  fiscal  1998  was
approximately $14.6 million, as compared to net cash used in operating activities of approximately $6.6 million for fiscal 1997. The positive cash flow from operations for fiscal 1998 was primarily a result of a decrease of approximately $12.9 million in inventories and by non-cash depreciation and amortization expenses of approximately $9.3 million, a decrease in the accounts payable and accrued expenses balance of approximately $3.9 million, an increase in accounts receivable of approximately $7.1 million and other adjustments. Cash used for investing activities decreased from approximately $8.9 million in fiscal 1997 to approximately $5.8 million in fiscal 1998, almost entirely due to reduction in capital expenditures. Cash used in financing activities for fiscal 1998 was approximately $8.6 million due primarily to $10.4 million in decreased borrowings under the Revolving Credit Facility, partially offset by approximately $1.8 million in long term borrowing by the Company's Swiss subsidiary. Cash for fiscal 1998 increased approximately $400,000, resulting in a September 30, 1998 cash balance of approximately $3.7 million. Cash in fiscal 1997 decreased approximately $1.4 million from fiscal 1996, resulting in a cash balance of approximately $3.3 million at September 30, 1997.

     On August 23, 1996, the Company issued $140.0 million of its 11 5/8% Senior Notes due 2004 and amended its Revolving Credit Facility with Congress Financial Corporation to increase the maximum amount available under the Revolving Line of Credit to $50.0 million. With the proceeds from the issuance of the Senior Notes and borrowings under the Revolving Credit Facility, the Company redeemed all of its outstanding Old Notes on September 23, 1996. On January 24, 1997, the Company amended its Revolving Credit Facility by increasing the maximum credit from $50.0 million to $60.0 million. See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility.

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

    The Company is currently conducting groundwater monitoring and post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the EPA. If the EPA or IDEM were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a PRP at one waste disposal site. Based on current information, the Company believes that its involvement at this site will not have a material adverse effect on the Company's financial condition, results of operations or liquidity although there can be no assurance with respect thereto. Expenses related to environmental compliance were $1.4 million for fiscal 1998 and are expected to be approximately $1.3 million for fiscal 1999. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Environmental Matters."

PAGE

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

YEAR  2000

     The Company has recognized that the Year 2000 will affect certain business systems currently being used and has taken steps to (1) protect the ability of the Company to do business, (2) minimize the risk to the Company from Year 2000 exposure and (3) enhance or expand capabilities as exposures are eliminated. The areas of exposure include the Company's computer systems and certain non-Information Technology ("IT") equipment. The Company's products are not date sensitive.

     Areas considered "critical" to fix are the current mainframe computer in Kokomo, Indiana, the Argon-Oxygen Decarburization ("AOD") software and the least-cost melt software in the melt area, the four-high Steckel mill computer and automatic gauge controls in the hot rolling production area, the power consumption system, the computer in the Electro-slag remelt area, the gauge controls for one cold rolling mill, the engineering test lab computer, the telephone system, and the payroll system.

     Areas which present a "slight to negligible" exposure if not fixed include various non-IT program logic controllers, lab collection computers, various gauges, various test equipment, electronic scales, desktop software, voice mail, faxes, copiers, and printers.

     The Company has already devoted significant amounts of time to ensure all exposures are eliminated by December 1999, or sooner. In fiscal 1995, the Company began its upgrade of the current IBM mainframe and an IBM System/36 used for the Company's primary business system and received board approval in early fiscal 1996 for a $4.4 million new integrated information system to replace the mainframe (of which approximately $2.1 million had been spent through September 30, 1998, including $750,000 of business process reengineering costs). This project includes new IBM AS/400 equipment and an enterprise level software package called BPCS , by System Software and Associates, which is Year 2000 compliant and is slated for completion in June 1999. The costs for upgrading the stand-alone manufacturing and lab equipment controls have been budgeted for fiscal 1999 as part of the spending or capital expenditure budgets. The payroll system became Year 2000 compliant in October, 1998.

     Over 150 surveys have been completed for the Company's customers and the Company has sent surveys to its critical suppliers (generally $100,000 in purchases and above) to assess their Year 2000 readiness. Currently there is no indication that our suppliers will not be Year 2000 ready.

     The total estimated costs as of September 30, 1998 for Year 2000 compliance (other than the $4.4 million integrated information system mentioned above) are currently estimated at approximately $600,000 for some critical and all non-critical exposures and $1.65 million for capital expenditures related to critical exposures. The Company intends to use its cash availability under its revolving credit facility to finance these expenditures.

     The Company's contingency plan if the Company is not ready by Year 2000 is to have an immediate upgrade of the current IBM mainframe for its primary business system and to have an immediate hardware upgrade for as many stand-alone computer systems, data collection systems, test equipment and process control devices used throughout the Company, the cost of which is not known.

PAGE

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

TERMINATED  ACQUISITION  BY  HOLDINGS

     In June 1997 Inco Limited ("Inco") and Blackstone jointly announced the execution of a definitive agreement for the sale by Inco of 100% of its Inco Alloy International ("IAI") business unit to Holdings. On March 3, 1998, Blackstone and Holdings abandoned their attempt to purchase IAI after the Department of Justice announced its intention to challenge the proposed acquisition. Certain fees paid and accrued by the Company in connection with the Acquisition have been accounted for as terminated acquisition costs and charged against income in fiscal 1998.

ACCOUNTING  PRONOUNCEMENTS

     On November 20, 1997, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000 resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits, "which will be effective for the Company's fiscal year 1999 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000.

     SFAS No. 130 requires that all items which are defined as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In the opinion of management, SFAS No. 130, 131 and 132 will not have a material impact on the Company's financial position, results of operations, or cash flows, as these statements are disclosure oriented. Management has not yet quantified the effect of SFAS No. 133 on the consolidated financial statements.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     At September 30, 1998, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. Prior to September 30, 1998, the Company also had commodity price risk with respect to nickel forward contracts, but closed out all existing contracts at September 30, 1998, due to the recent low sustained levels of nickel prices. The nickel contracts closed will be settled in fiscal 1999 at a loss of approximately $68,000 and this loss is not at risk of changing. If the Company decides to hedge its nickel price exposure in the future, Board of Director approval will be obtained prior to entering into any contracts.

     The foreign currency exchange risk exists primarily because the two foreign subsidiaries need U.S. dollars in order to pay for their intercompany purchases of high performance alloys from the Company's U.S. locations. The foreign subsidiaries manage their own foreign currency exchange risk. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates of less than six months.

PAGE

     At September 30, 1998, the unrealized gain (loss) on these foreign currency exchange contracts was not material to the future results of the Company (see
Note  1  of  Item  8.  Financial  Statements  and  Supplementary  Data).












(Remainder  of  page  intentionally  left  blank.)













PAGE

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA










INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors
Haynes  International,  Inc.
Kokomo,  Indiana

     We have audited the accompanying consolidated balance sheet of Haynes International, Inc. a wholly owned subsidiary of Haynes Holdings, Inc., as of September 30, 1998, and the related consolidated statements of operations and of cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. The financial statements and the financial statement schedule of the Company for the years ended September 30, 1997 and 1996, were audited by other auditors whose report, dated November 3, 1997, expressed an unqualified opinion on those statements and the financial statement schedule.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for certain business process reengineering costs effective October 1, 1997.



DELOITTE  &  TOUCHE  LLP
Indianapolis,  Indiana
November  6,  1998



PAGE

REPORT  OF  INDEPENDENT  ACCOUNTANTS




Board  of  Directors
Haynes  International,  Inc.

We have audited the 1997 and 1996 consolidated financial statements and the financial statement schedules listed in Item 14(a) of this Form 10-K of Haynes International, Inc. (the Company), a wholly owned subsidiary of Haynes Holdings, Inc. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haynes International, Inc. as of September 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP



Fort  Wayne,  Indiana
November  3,  1997


PAGE


HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS)


                                                            SEPTEMBER 30,    SEPTEMBER 30,
ASSETS                                                      1997             1998
                                                            ---------------  ---------------
Current assets:
     Cash and cash equivalents                              $        3,281   $        3,720
     Accounts and notes receivable, less allowance for
       doubtful accounts of $657 and $662, respectively             38,500           45,974
     Inventories                                                    94,081           81,861
                                                            ---------------  ---------------
          Total current assets                                     135,862          131,555
                                                            ---------------  ---------------
Property, plant and equipment, net                                  32,551           29,627
Deferred income taxes                                               37,057           36,549
Prepayments and deferred charges, net                               10,849            9,532
                                                            ---------------  ---------------
          Total assets                                      $      216,319   $      207,263
                                                            ===============  ===============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                  $       24,938   $       20,823
     Accrued postretirement benefits                                 3,900            4,500
     Revolving credit facility                                      45,239           35,273
     Note payable                                                    1,408            1,055
     Income taxes payable                                            1,566            1,731
     Deferred income taxes                                           1,748            1,199
                                                            ---------------  ---------------
          Total current liabilities                                 78,799           64,581
                                                            ---------------  ---------------
Long-term debt, net of unamortized discount                        137,566          139,549
Accrued postretirement benefits                                     92,301           91,983
                                                            ---------------  ---------------
          Total liabilities                                        308,666          296,113
                                                            ---------------  ---------------
Redeemable common stock of parent company                            2,088            2,088
Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
          issued and outstanding)
     Additional paid-in capital                                     49,070           49,087
     Accumulated deficit                                          (145,006)        (143,000)
     Foreign currency translation adjustment                         1,501            2,975
                                                            ---------------  ---------------
          Total capital deficiency                                 (94,435)         (90,938)
                                                            ---------------  ---------------
          Total liabilities and capital deficiency          $      216,319   $      207,263
                                                            ===============  ===============



The  accompanying  notes  are  an  integral  part of these financial statements.


PAGE


HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS)


                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                              1996             1997             1998
                                              ---------------  ---------------  ---------------
Net revenues                                  $      226,402   $      235,760   $      246,944
Cost of sales                                        181,173          180,504          191,849
Selling and administrative                            19,966           18,311           18,166
Recapitalization expense                                                8,694
Research and technical                                 3,411            3,814            3,939
                                              ---------------  ---------------  ---------------
Operating income                                      21,852           24,437           32,990
Other costs, net                                         590              276              952
Terminated acquisition costs                                                             6,199
Interest expense                                      21,991           20,608           21,171
Interest income                                         (889)            (152)            (105)
                                              ---------------  ---------------  ---------------
Income before provision for (benefit from)
     income taxes, extraordinary item, and
     cumulative effect of a change in
     accounting principle                                160            3,705            4,773
Provision for (benefit from) income taxes              1,940          (32,610)           2,317
                                              ---------------  ---------------  ---------------
Income (loss) before extraordinary item and
     cumulative effect of a change in
     accounting principle                             (1,780)          36,315            2,456
Extraordinary item, net of tax benefit                (7,256)
                                              ---------------  ---------------  ---------------
Income (loss) before cumulative effect of a
     change in accounting principle                   (9,036)          36,315            2,456
Cumulative effect of a change in accounting
     principle, net of tax benefit                                                        (450)
                                              ---------------  ---------------  ---------------
     Net income (loss)                        $       (9,036)  $       36,315   $        2,006
                                              ===============  ===============  ===============



The  accompanying  notes  are  an  integral  part of these financial statements.


PAGE



HAYNES  INTERNATIONAL,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)


                                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       1996             1997             1998
                                                       ---------------  ---------------  ---------------
Cash flows from operating activities:
     Net income (loss)                                 $       (9,036)  $       36,315   $        2,006
     Adjustments to reconcile net income (loss)
          to net cash provided from (used in)
          operating activities:
          Extraordinary item                                    7,256
          Cumulative effect of a change in
          accounting principle                                                                      750
          Depreciation                                          7,751            7,477            8,029
          Amortization                                          1,353            1,144            1,247
          Deferred income taxes                                   213          (35,718)              19
          Gain on disposition of property and
          equipment                                               (20)             (39)            (105)
          Non-cash stock option expense                                          2,457
     Change in assets and liabilities:
          Accounts and notes receivable                        (1,599)           1,053           (7,086)
          Inventories                                         (15,132)         (20,527)          12,856
          Prepayments and deferred charges                        335              (97)             327
          Accounts payable and accrued expenses                 2,543              608           (3,915)
          Income taxes payable                                     10              344              174
          Accrued postretirement benefits                         983              387              282
                                                       ---------------  ---------------  ---------------
               Net cash provided from (used in)
               operating activities                            (5,343)          (6,596)          14,584
                                                       ---------------  ---------------  ---------------
Cash flows from investing activities:
     Additions to property, plant and equipment                (2,092)          (8,863)          (5,919)
     Proceeds from disposals of property, plant,
     and equipment                                                 67               33              169
                                                       ---------------  ---------------  ---------------
               Net cash used in investing activities           (2,025)          (8,830)          (5,750)
                                                       ---------------  ---------------  ---------------
Cash flows from financing activities:
     Net additions (reductions) of revolving credit            18,411           14,567          (10,392)
     Borrowings of long-term debt                             137,350                             1,813
     Repayments of long-term debt                            (140,000)
     Payment of debt issuance costs                            (5,408)            (676)
     Payment of prepayment penalties on debt
     retirement                                                (3,911)
     Capital contribution from parent company of
     proceeds from exercise of stock options                      674              294               17
                                                       ---------------  ---------------  ---------------
          Net cash provided from (used in) financing
          activities                                            7,116           14,185           (8,562)
                                                       ---------------  ---------------  ---------------
Effect of exchange rates on cash                                  (95)            (166)             167
                                                       ---------------  ---------------  ---------------
Increase (Decrease) in cash and cash equivalents                 (347)          (1,407)             439
Cash and cash equivalents:
     Beginning of year                                          5,035            4,688            3,281
                                                       ---------------  ---------------  ---------------
     End of year                                       $        4,688   $        3,281   $        3,720
                                                       ===============  ===============  ===============
Supplemental disclosures of cash flow
information:
Cash paid during period for:
     Interest                                          $       22,076   $       20,968   $       19,924
                                                       ===============  ===============  ===============
     Income taxes                                      $        1,717   $        3,040   $        1,832
                                                       ===============  ===============  ===============


The  accompanying  notes  are  an  integral  part of these financial statements.

PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998
(DOLLARS  IN  THOUSANDS)


NOTE  1:     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  PRINCIPLES  OF  CONSOLIDATION  AND  NATURE  OF  OPERATIONS

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the
"Company").   All  significant  intercompany   transactions   and  balances  are
eliminated. The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Openshaw, England; with distribution service centers in Anaheim, California; Houston, Texas; Windsor, Connecticut; Paris, France; and Zurich, Switzerland.

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

E.  LONG-LIVED  ASSETS

The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. As of September 30, 1997 and 1998, management considered the Company's intangible and other long-lived assets to be fully recoverable.

PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998

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

I.     DEFERRED  CHARGES

Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method.
Accumulated amortization at September 30, 1997 and 1998 was $992 and $1,995, respectively. During 1996, the Company wrote off approximately $3,345 of deferred debt issuance costs and capitalized approximately $5,408 of costs incurred in connection with the refinancing of the Company's debt. During 1997, the Company capitalized approximately $676 of costs incurred in connection with an increase in the Company's existing revolving line of credit.

J.     FINANCIAL  INSTRUMENTS  AND  CONCENTRATIONS  OF  RISK

The Company enters into forward currency exchange contracts on a continuing basis and nickel future contracts on a periodic basis for periods consistent with contractual exposures. The effect of this practice is to minimize the variability in the Company's operating results arising from foreign exchange rate and nickel price movements. The Company does not engage in foreign currency or nickel futures speculation. Gains and losses on these contracts are reflected in the statement of operations in the month the contracts are settled.

PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998


At September 30, 1997 and 1998, the Company had $6,616 and $6,800 of foreign currency exchange contracts, respectively, and $2,328 and $0 of nickel futures contracts, respectively, outstanding, with a combined net unrealized loss of $104 and $295. With respect to the consolidated statements of cash flows, contracts accounted for as hedges are classified in the same category as the items being hedged.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 1998, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits.

During 1996, 1997 and 1998, sales to one group of affiliated customers approximated $26,937, $24,854, and $23,517 respectively, or 12%, 11% and 10% of net revenues, respectively. The Company generally does not require collateral and credit losses have been within management's expectations. The Company does not believe it is significantly vulnerable to the risk of a near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

L.     CHANGE  IN  ACCOUNTING  PRINCIPLE

On November 20, 1997, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450, resulting from a pre-tax write-off of $750 related to reengineering charges involved in the implementation of an information technology project.

M.     NEW  ACCOUNTING  PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits,"which will be effective for fiscal year 1999 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal year 2000.



PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998




SFAS No. 130 requires that all items which are defined as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. In the opinion of management, SFAS No. 130, 131 and 132 will not have a material impact on the Company's financial position, results of operations, or cash flows, as these statements are disclosure oriented.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Management has not yet quantified the effect of this new standard on the consolidated financial statements.








(Remainder  of  page  intentionally  left  blank.)


PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998


NOTE  2:     INVENTORIES

The  following  is  a  summary  of  the  major  classes  of  inventories:





                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                      1997            1998
                                                      --------------  --------------
Raw materials                                         $        5,012  $        3,535
Work-in-process                                               50,240          35,215
Finished goods                                                33,641          31,752
Other                                                            984             837
Amount necessary to increase certain net inventories
     to the LIFO method                                        4,204          10,522
                                                      --------------  --------------
                                                      $       94,081  $       81,861
                                                      ==============  ==============



Inventories valued using the LIFO method comprise 77% and 73% of consolidated inventories at September 30, 1997 and 1998, respectively.


NOTE  3:      PROPERTY,  PLANT  AND  EQUIPMENT

The following is a summary of the major classes of property, plant, and equipment:





                               SEPTEMBER 30,    SEPTEMBER 30,
                               1997             1998
                               ---------------  ---------------
Land and land improvements     $        1,951   $        3,144
Buildings                               6,715            8,449
Machinery and equipment                81,831           85,586
Construction in process                 4,030            2,565
                               ---------------  ---------------
                                       94,527           99,744
Less accumulated depreciation         (61,976)         (70,117)
                               ---------------  ---------------
                               $       32,551   $       29,627
                               ===============  ===============




PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998



NOTE  4:     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES


The following is a summary of the major classes of accounts payable and accrued expenses:





                                SEPTEMBER 30,   SEPTEMBER 30,
                                1997            1998
                                --------------  --------------
Accounts payable, trade         $       16,990  $       12,078
Employee compensation                    3,476           2,762
Taxes, other than income taxes           2,086           2,178
Interest                                 1,356           1,417
Other                                    1,030           2,388
                                --------------  --------------
                                $       24,938  $       20,823
                                ==============  ==============










(Remainder  of  page  intentionally  left  blank.)


PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998



NOTE  5:       INCOME  TAXES

The components of income (loss) before provision for (benefit from) income taxes, extraordinary item, and cumulative effect of a change in accounting principle consist of the following:





                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                              1996             1997             1998
                                              ---------------  ---------------  ---------------
Income (loss) before provision for (benefit
     from) income taxes, extraordinary item,
     and cumulative effect of a change in
     accounting principle
          U.S.                                $       (4,558)  $         (677)  $       (1,110)
          Foreign                                      4,718            4,382            5,883
                                              ---------------  ---------------  ---------------
               Total                          $          160   $        3,705   $        4,773
                                              ===============  ===============  ===============

Income tax provision (benefit):
     Current:
          U.S. Federal                        $          187   $        1,401   $          793
          Foreign                                      1,509            1,285            1,599
          State                                           31              422              (94)
                                              ---------------  ---------------  ---------------
              Current total                            1,727            3,108            2,298
                                              ---------------  ---------------  ---------------
     Deferred:
          U. S. Federal                                  131          (30,294)             (42)
          Foreign                                         82             (498)             104
          State                                                        (4,926)             (43)
                                              ---------------  ---------------  ---------------
               Deferred total                            213          (35,718)              19
                                              ---------------  ---------------  ---------------
Total provision for (benefit from)  income
taxes                                         $        1,940   $      (32,610)  $        2,317
                                              ===============  ===============  ===============




PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998



The provision for (benefit from) income taxes applicable to results of operations before extraordinary item and cumulative effect of a change in accounting principle differed from the U.S. federal statutory rate as follows:





                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                               1996             1997             1998
                                               ---------------  ---------------  ---------------
Statutory federal tax rate                                 34%              34%              34%
Tax provision at the statutory rate            $           54   $        1,260   $        1,623
Foreign tax rate differentials                            (24)            (202)            (606)
Utilization of alternative minimum tax credit                             (534)
Utilization of net operating loss                                       (2,705)
Withholding tax on undistributed earnings of
     foreign subsidiaries                                 131              155              225
Provision for state taxes, net of federal tax
     benefit                                               31              422              (49)
Exercise of stock options of parent company               400             (167)
U.S. tax on distributed and undistributed
     earnings of foreign subsidiaries                     760            1,097            1,443
Increase (decrease) in valuation allowance
     related to continuing operations                     363          (31,923)
Other                                                     225              (13)            (319)
                                               ---------------  ---------------  ---------------
Provision (benefit) at effective tax rate      $        1,940   $      (32,610)  $        2,317
                                               ===============  ===============  ===============



PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998

     Deferred  income  tax  assets (liabilities) are comprised of the following:





Current deferred income tax assets (liabilities):     SEPTEMBER 30,    SEPTEMBER 30,
                                                      1997             1998
                                                      ---------------  ---------------
     Inventory capitalization                         $        1,110   $          769
     Postretirement benefits other than pensions               1,541            1,778
     Accrued expenses for vacation                               596              636
     Inventory profit reserve                                  1,265              909
     Other                                                       475              720
                                                      ---------------  ---------------
          Gross current deferred tax assets                    4,987            4,812
                                                      ---------------  ---------------

     Inventory purchase accounting adjustment                 (6,378)          (5,744)
     Mark to market reserve                                     (357)            (267)
                                                      ---------------  ---------------
          Gross current deferred tax liability                (6,735)          (6,011)
                                                      ---------------  ---------------
          Total net current deferred tax liability            (1,748)          (1,199)
                                                      ---------------  ---------------

Noncurrent deferred income tax assets (liabilities):
     Property, plant and equipment, net                       (4,969)          (3,120)
     Prepaid pension costs                                    (1,893)          (1,957)
     Investment in subsidiary                                   (475)            (475)
     Other foreign related                                      (690)          (1,242)
     Undistributed earnings of foreign subsidiaries           (4,575)          (6,062)
                                                      ---------------  ---------------
          Gross noncurrent deferred tax liability            (12,602)         (12,856)
                                                      ---------------  ---------------

     Postretirement benefits other than pensions              35,827           35,702
     Executive compensation                                      825              825
     Investment in subsidiary                                    573              604
     Net operating loss carryforwards                         12,434           11,700
     Alternative minimum tax credit carryforwards                                 534
     Other                                                                         40
                                                      ---------------  ---------------
          Gross noncurrent deferred tax asset                 49,659           49,405
                                                      ---------------  ---------------
          Total net noncurrent deferred tax asset             37,057           36,549
                                                      ---------------  ---------------
               Total                                  $       35,309   $       35,350
                                                      ===============  ===============



     As of September 30, 1998, the Company had net operating loss carryforwards for regular tax purposes of approximately $31,519 (expiring in fiscal years 2007 to 2011), of which approximately $21,433 are available for alternative minimum tax.

     During fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36,431. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.


PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998




NOTE  6:     DEBT

Long-term  debt  consists  of  the  following:





                                                                  September 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                                  --------------  --------------
Revolving Credit Facility, due August 23, 1999                    $       45,239  $       35,273
                                                                  ==============  ==============
5 Year Mortgage Note, 4.25%,  due in 2003 (Swiss
     Subsidiary)                                                                  $        1,813
Senior Notes, 11.625%, due in 2004, net of $2,434 and
     $2,191, respectively, unamortized discount (effective rate
     of 12.0%)                                                    $      137,566         137,809
                                                                  --------------  --------------
                                                                         137,566         139,622
Less amounts due within one year (Swiss Subsidiary Note)                                      73
                                                                  --------------  --------------
                                                                  $      137,566  $      139,549
                                                                  ==============  ==============



BANK  FINANCING
---------------

     On August 23, 1996, the Company successfully refinanced its then existing debt with the issuance of $140,000 Senior Notes due 2004 and an amendment to its working capital facility (the "Revolving Credit Facility") with Congress Financial Corporation ("Congress").

     Certain non-recurring charges were recorded as a result of this refinancing effort as follows:

      - $7,256 of extraordinary losses which represents the extraordinary loss on the redemption of the Senior Secured and Senior Subordinated Notes and is comprised of $3,911 of prepayment penalties incurred with the redemption and $3,345 of deferred debt issuance costs which were written off upon redemption of the related debt.
      - $1,837 of selling and administrative expense which represents costs incurred with a postponed initial public offering of the Company's common stock.
      - $924 of net interest expense incurred during the period between the the issuance of the Senior Notes and the redemption of the Senior Secured and Senior Subordinated Notes.

     On January 24, 1997, the Company amended its Revolving Credit Facility by increasing the maximum credit from $50,000 to $60,000. The amount available for revolving credit loans equals the difference between the $60,000 total facility amount, less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sub limit of $10,000. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding), plus 60% of eligible inventories consisting of finished goods and raw materials, plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value, minus any availability reserves established by Congress. Unused line of credit fees during the revolving credit loan period are .375% of the amount by which $48,000 exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations.

PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998


     The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.50% and London Interbank Offered Rates ("LIBOR") plus 2.50%. At September 30, 1998, the effective interest rates for revolving credit loans were 8.09% for $29,000 of the Revolving Credit Facility, and 9.0% for the remaining $6,273. At September 30, 1997, the effective interest rates for revolving credit loans were 8.156% for $31,500 of the Revolving Credit Facility, and 9.0% for the remaining $13,739. As of September 30, 1998, $3,255 in letter of credit reimbursement obligations have been incurred by the Company. The availability for revolving credit loans at September 30, 1998 was $11,637.

     The Revolving Credit Facility contains covenants common to such agreements including the maintenance of certain net worth levels and limitations on capital expenditures, investments, incurrence of debt, impositions of liens, dispositions of assets and payments of dividends and distributions. The Revolving Credit Facility is collateralized by first priority security interests on all accounts receivable and inventories (excluding all accounts receivable and inventories of the Company's foreign subsidiaries) and fixed assets of the Company and the proceeds therefrom.

The carrying value of the Company's Revolving Credit Facility approximates fair value.

SENIOR  NOTES  DUE  2004
------------------------

     The Senior Notes are uncollateralized obligations of the Company and are effectively subordinated in right of payment to obligations under the Revolving Credit Facility. Interest is payable semi-annually on March 1 and September 1.

     The notes are redeemable, in whole or in part, at the Company's option at any time on or after September 1, 2000, at redemption prices ranging from 105.813% to 100% plus accrued interest to the date of redemption. In addition, prior to September 1, 1999, in the event one or more public equity offerings of the Company are consummated, the Company may redeem in the aggregate up to a maximum of 35% of the initial aggregate principal amount of the Notes with the net proceeds thereof at a redemption price equal to 111.625% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption; provided that, after giving effect thereto, at least $85,000 aggregate principal amount of Notes remains outstanding.

     The   Senior   Notes  limit  the  incurrence  of  additional  indebtedness, restricted  payments,  mergers,  consolidations  and  asset  sales.

     The estimated fair value, based upon an independent market quotation, of the Company's Senior Notes was approximately $161,700 and $149,800 at September 30, 1997 and 1998, respectively.

OTHER
-----

     In addition to the aforementioned debt, the Company's UK affiliate (Haynes International, Ltd.) has a revolving credit agreement with Midland Bank that provides for availability of 1,000 pounds sterling ($1,700) collateralized by the assets of the affiliate. This revolving credit agreement was available in its entirety on September 30, 1998, as a means of financing the activities of the affiliate including payments to the Company for intercompany purchases. The Company's French affiliate (Haynes International, SARL) has an overdraft banking facility of 10,000 french francs ($1,787) and utilized 5,492 french francs ($981) of the facility as of September 30, 1998. The Company's Swiss affiliate (Nickel-Contor AG) has an overdraft banking facility of 3,500 swiss francs ($2,538) all of which was available on September 30, 1998.
HAYNES  INTERNATIONAL,  INC.

PAGE

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998


NOTE  7:     CAPITAL  DEFICIENCY

The following is a summary of changes in stockholder's equity (capital deficiency):





                                    COMMON  COMMON
                                    STOCK   STOCK
                                    ------  ------
                                                    ADDITIONAL                   FOREIGN CURRENCY    TOTAL
                                    NO. OF  AT      PAID IN      (ACCUMULATED    TRANSLATION         CAPITAL
                                    SHARES  PAR     CAPITAL      DEFICIT)        ADJUSTMENT          DEFICIENCY
                                    ------  ------  -----------  --------------  ------------------  ------------
Balance at
----------------------------------
October 1, 1995                        100       0  $    46,306  $    (172,285)  $           4,070   $  (121,909)
----------------------------------
Year ended
September 30, 1996:
     Net loss                                                           (9,036)                           (9,036)
     Capital contribution from
     parent company on exercise of
     stock option                                           674                                              674
     Reclassification of
     redeemable common stock                              1,005                                            1,005
     Foreign Exchange                                                                       (1,075)       (1,075)
                                    ------  ------  -----------  --------------  ------------------  ------------
Balance at
----------------------------------
September 30, 1996                     100       0       47,985       (181,321)              2,995      (130,341)
----------------------------------
Year ended
September 30, 1997:
     Net income                                                         36,315                            36,315
     Capital contribution from
     parent company on exercise of
     stock option                                           294                                              294
     Reclassification of
     redeemable common stock                                791                                              791
     Foreign Exchange                                                                       (1,494)       (1,494)
                                    ------  ------  -----------  --------------  ------------------  ------------
Balance at
----------------------------------
September 30, 1997                     100       0       49,070       (145,006)              1,501       (94,435)
----------------------------------
Year ended
September 30, 1998:
     Net income                                                          2,006                             2,006
     Capital contribution from
     parent company on exercise of
     stock option                                            17                                               17
     Foreign Exchange                                                                        1,474         1,474
                                    ------  ------  -----------  --------------  ------------------  ------------
Balance at
----------------------------------
September 30, 1998                     100       0  $    49,087  $    (143,000)  $           2,975   $   (90,938)
----------------------------------  ======  ======  ===========  ==============  ==================  ============



PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998



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

     Net periodic pension cost on a consolidated basis was $720, $767, and $252 for the years ended September 30, 1996, 1997 and 1998, respectively.

     For the domestic pension plan, net periodic pension cost was comprised of the following elements:





                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                               1996             1997             1998
                               ---------------  ---------------  ---------------
Service cost                   $        2,042   $        2,156   $        2,355
Interest cost                           7,027            7,370            7,256
Actual return on plan assets          (13,431)         (22,820)          (4,955)
Net amortization and deferral           4,670           13,627           (4,819)
                               ---------------  ---------------  ---------------
Net periodic pension cost      $          308   $          333   $         (163)
                               ===============  ===============  ===============









(Remainder  of  page  intentionally  left  blank.)





PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998



The  following  table  sets  forth  the  domestic  pension plan's funded status:





                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            1997             1998
                                                            ---------------  ---------------

Accumulated benefit obligation, including vested
     benefits of $88,576 and $99,910, respectively          $       92,702   $      103,735
                                                            ===============  ===============
Projected benefit obligation for service rendered to date   $      107,347   $      123,481
Plan assets at fair value (primarily debt securities)              143,577          141,061
                                                            ---------------  ---------------
Plan assets in excess of projected benefit obligation               36,230           17,580
Unrecognized net gain from past experience different from
     that assumed and effects of changes in assumptions            (34,364)         (15,330)
Unrecognized prior service costs                                     2,926            2,705
                                                            ---------------  ---------------
Prepaid pension cost recognized in the consolidated
     balance sheet                                          $        4,792   $        4,955
                                                            ===============  ===============
Assumptions:
Weighted average discount rate                                        7.00%            6.25%
                                                            ===============  ===============
Average rate of increase in compensation levels                       5.25%            5.25%
                                                            ===============  ===============
Expected rate of return on plan assets during year                    8.25%            7.50%
                                                            ===============  ===============



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

     The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of post retirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis. Operations were charged approximately $4,823, $3,869 and $4,479 for these benefits during fiscal 1996, 1997 and 1998, respectively.





PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998

     The following sets forth the status of the plans in the aggregate reconciled with amounts reported in the Company's balance sheet:





                                                                   SEPTEMBER 30,   September 30,
                                                                   1997            1998
                                                                   --------------  --------------
Accumulated post retirement benefit obligation (APBO):
    Retirees and dependents                                        $       45,463  $       46,813
    Active plan participants eligible to receive benefits                   8,624           9,704
    Active plan participants not yet eligible to receive benefits          16,487          17,690
                                                                   --------------  --------------
        Total APBO                                                         70,574          74,207
    Unrecognized prior service cost                                        10,492          13,623
    Unrecognized net gain                                                  15,135           8,653
                                                                   --------------  --------------
    Accrued postretirement liability                               $       96,201  $       96,483
                                                                   ==============  ==============



Net periodic postretirement benefit cost included the following components:





                                          YEAR ENDED       YEAR ENDED       Year Ended
                                          SEPTEMBER 30,    SEPTEMBER 30,    September 30,
                                          1996             1997             1998
                                          ---------------  ---------------  ---------------
Service cost                              $        1,131   $        1,130   $        1,265
Interest cost                                      5,089            4,653            4,785
Amortization of net gain                            (306)            (823)            (480)
Amortization of prior service cost                (1,091)          (1,091)          (1,091)
                                          ---------------  ---------------  ---------------
Net periodic postretirement benefit cost  $        4,823   $        3,869   $        4,479
                                          ===============  ===============  ===============



     A 9.00% annual rate of increase for ages under 65 and an 8.60% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 1998, gradually decreasing for both age groups to 5.30% by the year 2009. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post retirement benefit obligation as of September 30, 1998, by $9,350, and increase the net periodic post retirement benefit cost for 1998 by $961. A discount rate of 7.50%, 7.00%, and 6.25% was used to determine the accumulated post retirement benefit obligation at September 30, 1996, 1997, and 1998, respectively.

     The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions for these plans for the three years in the period ended September 30, 1998.

PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998




NOTE  9:     COMMITMENTS

    The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $1,392, $1,768 and $1,691 for the years ended September 30, 1996, 1997, and 1998, respectively. Future minimum rental commitments under non-cancelable leases in effect at September 30, 1998, are as follows:





1999                 $1,696
2000                  1,494
2001                  1,095
2002                    298
2003 and thereafter     229
                     ------
                     $4,812
                     ======




NOTE  10:     OTHER

    Other costs, net, consists of net foreign currency transaction (gains) and losses in the amounts of $(185), $(524) and $84 for the years ended September 30, 1996, 1997 and 1998, respectively, and miscellaneous costs.

    The Company is involved as the defendant in various legal actions and is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

    Although the level of future expenditures for environmental and other legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity.

NOTE  11:     RELATED  PARTY

     On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). As part of the Recapitalization, Blackstone agreed to provide financial support and assistance to the Company. Fees totaling $6,237 paid by the Company to Blackstone and other unrelated parties in connection with the Recapitalization have been accounted for as recapitalization expenses and charged against income in the period. Also in connection with this transaction, the Company recorded $2,457 of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management's stock options agreements, which eliminated put and call rights associated with the options. As a result of the Recapitalization, all outstanding unexercised options were immediately vested as part of the change in control provisions of the Plan. In addition, the Company has agreed to pay Blackstone an annual monitoring fee of $500, not to exceed $2,500 in the aggregate, which is included in selling and administrative expenses, and of which $333 is included in other accrued expenses at September 30, 1998. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future.


PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998


NOTE  12:     TERMINATED  ACQUISITION  COSTS

     On March 3, 1998, the Company announced that Holdings and Blackstone had abandoned their attempt to acquire Inco Alloys International, a 100% owned business unit of Inco Limited. Approximately $6,199 of deferred acquisition costs were charged to operations in fiscal 1998.

NOTE  13:     STOCK-BASED  COMPENSATION

     Holdings has a stock option plan ("Plan") which allows for the granting of options to certain key employees and directors of the Company. Under the Plan, options to purchase up to 915,880 shares of Holdings common stock may be granted at a price not less than the lower of book value or 50% of fair market value, as defined in the Plan. The options must be exercised within ten years from the date of grant and become exercisable on a pro rata basis over a five year period from the date of grant, subject to approval by the Board of Directors.

     On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share, the estimated fair value on that date. Due to the exercise and/or redemption of some of these options, redeemable common stock was reduced by $1,005 during 1996. Redeemable common stock was increased by $1,666 during 1997 after accounting for the modifications to management's stock option agreements in connection with the Recapitalization and the redemption and/or exercise of some of the options. On June 1, 1998, Holdings granted 24,632 options to an outside director at an exercise price of $10.15 per share, which approximates the fair market value at that date.

Pertinent  information  covering  the  Plan  is  as  follows:

                                                                                            WEIGHTED
                                NUMBER                                                      AVERAGE
                                OF         OPTION PRICE   FISCAL               SHARES       EXERCISE
                                SHARES     PER SHARE      YEAR OF  EXPIRATION  EXERCISABLE  PRICES
                                ---------  -------------  -------------------  -----------  ---------
Outstanding at September 30,
1995                             820,045   $ 2.28 - 5.00          1999 - 2005      377,145  $    4.46
     Granted                           -               -                                            -
     Exercised                  (201,931)    2.28 - 5.00                                         3.34
     Canceled                   ( 64,000)           2.50                                         2.50
                                ---------
Outstanding at September 30,
1996                             554,114     2.28 - 3.24          1999 - 2005      279,794       2.54
     Granted                     133,000            8.00                                         8.00
     Exercised                  (106,114)    2.28 - 3.24                                         2.70
     Canceled                          -
                                ---------
Outstanding at September 30,
1997                             581,000     2.50 - 8.00          1999 - 2007      581,000       3.76
     Granted                      24,632           10.15                                        10.15
     Exercised                    (7,000)           2.50                                         2.50
     Canceled                     (4,000)           8.00                                         8.00
                                ---------
Outstanding at September 30,
1998                             594,632    2.50 - 10.15          1999 - 2008      574,926  $    4.01
                                =========
Options Outstanding at
September 30, 1998 consist of:   129,000            8.00                           129,000
                                 441,000            2.50                           441,000
                                  24,632           10.15                             4,926
                                ---------                                      -----------
                                 594,632                                           574,926
                                =========                                      ===========

PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998


     Effective October 1, 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the existing stock option plan under the provisions of this pronouncement as the Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, net income would have been reduced by $167, net of $112 deferred tax benefit, in fiscal 1997, and $7, net of $5 deferred tax benefit in 1998. There would have been no effect on net income in fiscal 1996 as no options were granted. These pro forma adjustments were calculated using the minimum value method to value all stock options granted since October 1, 1995, using the following assumptions:





                             1997      1998
                          --------  --------
Risk free interest rate      6.27%     5.53%
Expected life of options   5 years   5 years


















(Remainder  of  page  intentionally  left  blank.)


PAGE

HAYNES  INTERNATIONAL,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  THREE
YEARS  IN  THE  PERIOD  ENDED  SEPTEMBER  30,  1998

NOTE  14:     FINANCIAL  INFORMATION  BY  GEOGRAPHIC  AREA

     Financial  information  by  geographic  area  is  as  follows:





                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            1996            1997            1998
                                            --------------  --------------  ---------------

Sales
     United States                          $      142,132  $      154,403  $      146,574
     Export Sales                                   66,777          65,199          78,187
                                            --------------  --------------  ---------------
                                                   208,909         219,602         224,761
     Europe                                         54,173          54,116          63,835
                                            --------------  --------------  ---------------
                                                   263,082         273,718         288,596
     Less:  Eliminations                            36,680          37,958          41,652
                                            --------------  --------------  ---------------
     Net revenues                           $      226,402  $      235,760  $      246,944
                                            ==============  ==============  ===============

Operating income and other cost, net
     United States                          $       17,345  $       19,827  $       19,948
     Europe                                          4,806           4,486           5,996
                                            --------------  --------------  ---------------
Total operating income (loss) and other
     cost, net                                      22,151          24,313          25,944

Interest expense                                    21,991          20,608          21,171
                                            --------------  --------------  ---------------
Income before provision for (benefit from)
income taxes, extraordinary item, and
cumulative effect of a change in
accounting principle                        $          160  $        3,705  $        4,773
                                            ==============  ==============  ===============
Identifiable assets
     United States                          $      122,400  $      178,343  $      163,881
     Europe                                         34,314          34,693          39,707
     General corporate assets*                       4,688           3,281           3,720
     Equity in affiliates                               87               2             (45)
                                            --------------  --------------  ---------------

                                            $      161,489  $      216,319  $      207,263
                                            ==============  ==============  ===============


*  General  corporate  assets  include  cash  and  cash  equivalents.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



          Not  applicable.

(Remainder  of  page  intentionally  left  blank.)

PAGE

PART  III

ITEM  10.     DIRECTORS  &  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 1998. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.





NAME                                          AGE    POSITION WITH THE COMPANY
--------------------------------------------  -----  ---------------------------------------------------------------

Michael D. Austin                                58  President and Chief Executive Officer; Director
Joseph F. Barker                                 51  Chief Financial Officer; Vice President, Finance; Treasurer
F. Galen Hodge                                   60  Vice President, Marketing
Michael F. Rothman                               51  Vice President, Engineering & Technology
Charles J. Sponaugle                             50  Vice President, Sales
Frank J. LaRosa                                  39  Vice President, Human Resources and Information Technology
August A. Cijan                                  43  Vice President, Operations
Theodore T. Brown                                40  Controller; Chief Accounting Officer
Robert I. Hanson                                 54  General Manager, Arcadia Tubular Products
R. Steven Linne                                  54  General Counsel and Secretary
Glenn H. Hutchins                                43  Director, Member Compensation Committee
David A. Stockman                                52  Director
Chinh E. Chu                                     32  Director, Member Audit Committee
Marshall A. Cohen                                63  Director, Member Compensation Committee
Eric Ruttenberg                                  42  Director, Member Audit Committee



    Mr. Austin was elected President, Chief Executive Officer and a director of the Company in September 1993. From 1987 to the time he joined the Company, Mr. Austin was President and Chief Executive Officer of Tuscaloosa Steel Corporation, a mini hot strip mill owned by British Steel PLC with approximately $200 million in annual revenue ("Tuscaloosa").

    Mr. Barker was elected Vice President, Finance, of the Company in September 1992 and Treasurer and Secretary in September 1993. Mr. Barker was also elected Chief Financial Officer in May 1996. He had served as Controller of the Company and its predecessors since November 1986.

    Dr. Hodge was elected Vice President, Marketing, in June 1998 after having served as Vice President of International since 1994. He had served as Vice President, Technology, since September 1989 and in various technical and production positions with the Company and its predecessors since 1970.

    Mr. Rothman was elected Vice President, Engineering and Technology in October 1995 after having served as Marketing Manager since 1994. He previously served in various marketing and technical positions since joining the Company in 1975.

    Mr. Sponaugle was elected Vice President, Sales, in June 1998 after having served as Vice President, Sales and Marketing since October 1994. He had served in various quality control and marketing positions since 1985.

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

    Mr. Brown was elected Controller and Chief Accounting Officer of the Company in May, 1996, after having served as General Accounting Manager since 1992. From 1988 to 1992 he served in various financial capacities with the Company.

PAGE

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

     Mr. Stockman is currently a Senior Managing Director of Blackstone, which he joined in 1988. Prior to joining Blackstone, Mr. Stockman was a Managing Director in the Corporate Finance Department of Salomon Brothers, Inc. from 1985 to 1988. He currently serves on the Boards of Directors of Bar Technologies, Collins & Aikman, Haynes International, Inc. and American Axle & Manufacturing, Inc.

     Mr. Chu is currently a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining The Blackstone Group L.P., Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers, Inc. from 1988 to 1990. He currently serves on the Boards of Directors of Haynes
International,  Inc.,  Prime  Succession  and  Rose  Hills  Company.

      Mr. Cohen was elected as a director of Haynes International, Inc. in June 1998. He has served as counsel to Cassels, Brock & Blackwell in Toronto, Canada since October 1996. From November 1988 to September 1996, Mr. Cohen was President and Chief Executive Officer of The Molson Companies Limited. He was Chairman of Gulf Canada Resources Limited and President of Olympia & York Enterprises corporation From October 1986 to October 1988. He currently serves on the Boards of Directors of American International Group, Inc., Lafarge Corporation, Speedy Muffler King Inc., The Goldfarb Corporation, and The Toronto-Dominion Bank.

     Mr. Ruttenberg was elected as a director of Haynes International, Inc. in June 1998. He is a General Partner of Tinicum, a Ruttenberg family investment company. He is also a Director of SPS Technologies and Environmental Strategies Corporation and a Trustee of mount Sinai Medical Center.


PAGE

     The Amended Stockholder's Agreement by and among Holdings and certain investors, including Blackstone, adopted on January 31, 1997 (the "Agreement"), imposes certain transfer restrictions on Holdings' common stock, including provisions that (i) Holdings common stock may be transferred only to those persons agreeing to be bound by the Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act of 1933, as amended (the "Securities Act");
(ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors (as defined) or their permitted transferees propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances. The Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Agreement terminates on the tenth anniversary of its effective date.

    The By-Laws of Haynes International, Inc. ("By-Laws") authorize the board of directors to designate the number of directors to be not less than three nor more than eleven. The board currently has six directors. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Austin, to the terms of his employment contract. See "Executive Compensation--Austin Employment Agreement."

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










(Remainder  of  page  intentionally  left  blank.)


PAGE

ITEM  11.     EXECUTIVE  COMPENSATION

    The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and each of the Company's four other most highly compensated Executive Officers, who served as executive officers as of September 30, 1998.



SUMMARY  COMPENSATION  TABLE


                                                                 Annual           Long-Term
                                                                 Compensation(1)  Compensation
                               Annual           Annual                            Awards
Name                           Compensation(1)  Compensation(1)  Other
and                                                              Annual
Principal              Fiscal  Salary           Bonus            Compensation     Options       All Other
Position               Year    $                $                $                #             Compensation
---------------------  ------  ---------------  ---------------  ---------------  ------------  ------------
Michael D. Austin        1998          414,000           42,869                -             -  $      8,663
President and Chief      1997          387,000           81,497                -             -         9,000
Executive Officer        1996          351,167          233,704                -             -       104,519


Joseph F. Barker         1998          176,275           18,189                -             -         2,713
Vice President,          1997          166,625           35,089                -             -         2,575
Finance; Treasurer       1996          150,000           92,567                -             -         2,073

Charles J. Sponaugle     1998          152,500           15,719                -             -         2,079
Vice President, Sales    1997          148,000           30,458                -             -         1,371
                         1996          134,042           79,967                -             -         1,191

August A. Cijan          1998          154,700           16,045                -             -           840
Vice President,          1997          149,400           31,117                -             -           812
Operations               1996          139,350           73,482                -             -           743

F. Galen Hodge           1998          149,875           15,749                -             -         5,116
Vice President,          1997          143,500           30,541                -             -         3,371
Marketing                1996          136,750           51,996                -             -         3,236


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

PAGE

STOCK  OPTION  PLANS

    In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc.
Employee Stock Option Plan (the "Existing Stock Option Plan"). The Existing Stock Option Plan (as amended) authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 915,880 shares of Holdings' common stock. As of September 30, 1998, options to purchase 594,632 shares were outstanding under the Existing Stock Option Plan. 6,205 options are available for grant. Upon consummation of the 1989 Acquisition, the holders of the Prior Options exchanged all of their remaining Prior Options for options pursuant to the Existing Stock Option Plan (the "Rollover Options"). Except for the Rollover Options, the Compensation Committee, which administers the Existing Stock Option Plan, is authorized to determine which eligible employees will receive options and the amount of such options. Pursuant to the Existing Stock Option Plan, the Compensation Committee is authorized to grant options to purchase Common Stock at any price in excess of the lower of Book Value (as defined in the Existing Stock Option Plan) or 50% of the Fair Market Value (as defined in the Existing Stock Option Plan) per share of Common Stock on the date of the award. However, actual options outstanding under the Existing Stock Option Plan have been granted at the estimated fair market value per share at the date of grant, resulting in no compensation being charged to operations.

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

   No options were granted in fiscal 1996. On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share. On June 1, 1998, a total of 24,632 options were granted to Marshall
A.  Cohen,  Director,  at  an  exercise  price  of  $10.15  per  share.

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










(Remainder  of  page  intentionally  left  blank.)
PAGE

     The following table sets forth certain information with respect to stock options held by the persons named in the Summary Compensation Table. No persons named in the Summary Compensation Table were granted or exercised stock options during fiscal 1998.

STOCK  OPTION  EXERCISES  AND  FISCAL  YEAR-END  HOLDINGS





                                            Number of
                      Number of Securities  Securities       Value of             Value of
                      Underlying            Underlying       Unexercised          Unexercised
                      Unexercised           Unexercised      In-The-Money         In-The-Money
                      Options at            Options at       Options at           Options at
                      Fiscal Year End       Fiscal Year End  Fiscal Year End(1)   Fiscal Year End(1)
                      --------------------  ---------------  -------------------  ------------------
Name                  Exercisable           Unexercisable    Exercisable          Unexercisable
--------------------  --------------------  ---------------  -------------------  ------------------
Michael D. Austin                  160,000                -  $         1,224,000                   -
Joseph F. Barker                    40,000                -  $           306,000                   -
Charles J. Sponaugle                33,000                -  $           252,450                   -
August A. Cijan                     40,000                -  $           306,000                   -
F. Galen Hodge                      40,000                -  $           306,000                   -

----------------------

(1)  Because  there  is  no  market  for  Holdings  common  stock,  the value of unexercised "in the money" options  is based on the most recent value of Holdings common stock determined by the Holdings
Board  of  Directors  ($10.15).



SEVERANCE  AGREEMENTS

     In connection with the events leading up to the acquisition of the Company by Morgan Lewis Githens & Ahn and management of the Company in August 1989, the Company entered into Severance Agreements with certain key employees (the "Prior Severance Agreements"). In 1995, the Company determined that the provisions of the Prior Severance Agreements were no longer appropriate for the key employees who were parties thereto and that several other key employees who were employed after 1989 should be entitled to severance benefits. Consequently, during and after July 1995, the Company entered into Severance Agreements (the "Severance Agreements") with Messrs. Austin, Barker, Cijan, Hodge, and Sponaugle and with certain other key employees of the Company (the "Eligible Employees"). The Severance Agreements superseded in all respects the Prior Severance Agreements that were then in effect.

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


PAGE

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

     Pursuant to the Executive Employment Agreement, Holdings also granted Mr. Austin the option to purchase 200,000 shares of Common Stock of Holdings at a purchase price of $5.00 per share under the Existing Stock Option Plan. In January 1996, the purchase price for exercise of the option was reduced to $2.50 per share. These options are fully vested, and Mr. Austin exercised a portion of these options to acquire 40,000 shares of Holdings Common Stock in fiscal 1997.

PAGE

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

     On July 15, 1996, the Company, Holdings and Mr. Austin entered into an amendment of the Executive Employment Agreement which extends its term to August 31, 1999 (with year to year continuation thereafter unless the Company or Mr. Austin elects otherwise) and requires the Company to reimburse Mr. Austin for up to $10,000 for estate or financial planning services. The amendment of the Executive Employment Agreement also required that in 1996 the Company review and evaluate the existing bonus plans and consider, among other alternatives, a deferred compensation plan for the management of the Company.

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


PAGE

     The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 1998. The maximum annual benefit permitted for 1998 under Section 415(b) of the Code is $125,000.





                 YEARS     YEARS     YEARS     YEARS     YEARS
                 OF        OF        OF        OF        OF
                 SERVICE   SERVICE   SERVICE   SERVICE   SERVICE
                 --------  --------  --------  --------  --------
AVERAGE ANNUAL
REMUNERATION     15        20        25        30        35
                 --------  --------  --------  --------  --------
100,000         $ 23,800  $ 31,700  $ 39,700  $ 47,600  $ 55,500
150,000           36,500    48,700    60,900    73,100    85,300
200,000           49,300    65,700    82,200    98,600   115,000
250,000           62,000    82,700   103,400   124,100   144,800
300,000           74,800    99,700   124,700   149,600   174,500
350,000           87,500   116,700   145,900   175,100   204,300
400,000          100,300   133,700   167,200   200,600   234,000
450,000          113,000   150,700   188,400   226,100   263,800



     The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 1998 are as follows:





                      CREDITED
                      SERVICE
                      --------
Michael D. Austin            5
F. Galen Hodge              28
Joseph F. Barker            17
Charles J. Sponaugle        17
August A. Cijan              4



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

PAGE

PROFIT  SHARING  AND  SAVINGS  PLAN

     The Company maintains the Haynes International, Inc. Combined Profit Sharing and Savings Plan ("Profit Sharing Plan") to provide retirement, tax-deferred savings for eligible employees and their beneficiaries.

     The board of directors has sole discretion to determine the amount, if any, to be contributed by the Company. No Company contributions were made to the Profit Sharing Plan for the fiscal years ended September 30, 1996, 1997 and 1998. The Profit Sharing Plan is qualified under Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plan.

     In general, all salaried employees completing at least 1,000 hours of employment in a 12-month period are eligible to participate after completion of one full year of employment. Each participant's share in the Company's annual allocation, if any, to the Profit Sharing Plan is represented by the percentage which his or her plan compensation (up to $260,000) bears to the total plan compensation of all participants in the plan. Employees may also elect to make elective salary reduction contributions to the Profit Sharing Plan, in amounts up to 20% of their plan compensation. Elective salary reduction contributions may be withdrawn subject to the terms of the Profit Sharing Plan.

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

     In January 1997, the Company awarded and paid management bonuses of $200,000 pursuant to a board resolution. Additionally, an incentive plan similar to the 1996 plan was approved for 1997 subject to higher targets. Based on results for fiscal 1997, the Company accrued $925,000 for fiscal 1997 which was paid to all domestic salaried employees meeting certain service requirements on November 12, 1997.

     For fiscal 1998, the Board again approved an incentive plan similar to the 1997 plan subject to higher targets. Based on results for fiscal 1998 the Company accrued $315,000 for fiscal 1998, which was paid to certain domestic salaried employees meeting specific service requirements on November 18, 1998.

HAYNES  INTERNATIONAL,  LTD.  PLAN

     In fiscal 1995, the Company's affiliate Haynes International, Ltd. instituted a gainsharing plan. For fiscal 1995 and 1996, the Company made gainsharing payments pursuant to this plan of approximately $269,000 and $266,000, respectively. In fiscal 1997 and 1998, Haynes International, Ltd. made incentive payments similar to the domestic incentive plan of approximately $115,000 and $98,000, respectively.

DIRECTOR  COMPENSATION

     The directors of the Company receive no compensation for their services as such. The non-management members of the board of directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the board of directors. Mr. Cohen has a consulting agreement with Holdings under which he has received 24,632 shares of Holdings common stock.

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

PAGE

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

     The Company's executive compensation program has been designed to implement the objectives described above and is comprised of the following fundamental three elements:

   - a base salary that is determined by individual contributions and sustained performance within an established competitive salary range. Pay for performance recognizes the achievement of financial goals and accomplishment of corporate and functional objectives of the Company.

   - an annual cash bonus, based upon corporate and individual performance during the fiscal year.

   - grants of stock options, also based upon corporate and individual performance during the fiscal year, which focus executives on managing the Company from the perspective of an owner with an equity position in the business.

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

     Compensation levels for fiscal 1998 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 1997.

     Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. Bonus awards for fiscal 1996, 1997 and 1998 reflected the accomplishment of corporate and functional objectives in fiscal 1996, 1997 and 1998, respectively.

     Stock Option Grants. Stock options under the Existing Stock Option Plan are granted to key executives and officers based upon individual and corporate performance and are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share. On June 1, 1998, a total of 24,632 options were granted to Marshall A. Cohen, Director, at an exercise price of $10.15 per share.

    SUBMITTED  BY  THE  COMPENSATION  COMMITTEE


(Remainder of page intentionally left blank.)

PAGE

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding capital stock of the Company is owned by Holdings. The only stockholders of record at September 30, 1998 known to be owning more than five percent of Holdings' outstanding Common Stock were: Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; and Blackstone Family Investment Partnership II L.P. (collectively, "The Blackstone Partnerships"), all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

     The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 1998. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Messrs. Austin, Barker, Cijan, Hodge and Sponaugle is 1020 W. Park Avenue, P.O. Box 9013, Kokomo, IN 46904-9013.





                                             SHARES         SHARES
                                             BENEFICIALLY   BENEFICIALLY
                                             OWNED (1)      OWNED (1)
											 -------------  -------------
NAME                                         NUMBER         PERCENT
-------------------------------------------  -------------  -------------
The Blackstone Partnerships                     5,323,799           73.0

Michael D. Austin                               160,000(1)           2.2
Joseph F. Barker                                 40,000(1)            (2)
August A. Cijan                                  40,000(1)            (2)
F. Galen Hodge                                   40,000(1)            (2)
Charles J. Sponaugle                             38,000(3)            (2)

All directors and executive officers of the
Company as a group                                470,632            6.5

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



AGREEMENTS  AMONG  STOCKHOLDERS

     The Amended Stockholders' Agreement imposes certain transfer restrictions on the Holdings common stock, including provisions that (i) Holdings common stock may be transferred only to those persons agreeing to be bound by the Stockholder Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act; (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors or their permitted transferees, propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances. The Stockholders' Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Stockholders' Agreement terminates on the tenth anniversary of its effective date.

PAGE

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company is required to pay a monitoring fee to Blackstone Management Partners L.P. in the amount of $500,000 annually on each anniversary of the recapitalization date, with the aggregate amount not to exceed $2.5 million. On June 1, 1998, a total of 24,632 shares of Holdings common stock shares were issued to Marshall A. Cohen, Director, for consulting services and options to acquire 24,632 shares of Holdings common stock were granted to Mr. Cohen at an exercise price of $10.15 per share.



PART  IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents  filed  as  part  of  this  Report.
        ---------------------------------------------

     1.  Financial  Statements:
         ----------------------

         Included  as  outlined  in  Item  8  of  Part  II  of  this  report.

         Report  of  Independent  Auditors.

         Consolidated  Balance Sheets as of September 30, 1997 and September 30,
		 1998.

         Consolidated Statements of Operations for the Years Ended September 30,
		 1996, 1997 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended September 30,
		 1996, 1997 and 1998.

         Notes  to  Consolidated  Financial  Statements.

     2.  Financial  Statement  Schedules:
         -------------------------------

         Included  as  outlined  in  Item  8  of  Part  II  of  this  report.

         Schedule  II  -  Valuation  and  Qualifying  Accounts  and  Reserves

         Schedules other than those listed above are omitted as they are not required, are not applicable, or the information is shown in the Notes
		 to the Consolidated  Financial  Statements.

(b)     Reports  on  Form  8-K.  None.
        ----------------------

(c)     Exhibits.  See  Index  to  Exhibits.
        --------




(Remainder  of  page  intentionally  left  blank.)


PAGE


HAYNES  INTERNATIONAL,  INC.
SCHEDULE  II
VALUATION  AND  QUALIFYING  ACCOUNTS  AND  RESERVES
(IN  THOUSANDS)


                                YEAR ENDED        YEAR ENDED        YEAR ENDED
                                SEPT. 30, 1996    SEPT. 30, 1997    SEPT. 30, 1998
                                ----------------  ----------------  ----------------
Balance at beginning of period  $           979   $           900   $           657
Provisions                                   26                (6)              221
Write-Offs                                 (152)             (251)             (287)
Recoveries                                   47                14                71
                                ----------------  ----------------  ----------------
Balance at end of period        $           900   $           657   $           662
------------------------------  ================  ================  ================














(Remainder  of  page  intentionally  left  blank.)



PAGE

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HAYNES  INTERNATIONAL,  INC.
     ----------------------------
     (Registrant)


     By:/s/   Michael  D.  Austin
           -------------------------------
              Michael D. Austin, President

     Date:    December 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Signature              Capacity                        Date
---------------------  ------------------------------  -----------------
/s/ Michael D. Austin  President and Director          December 22, 1998
Michael D. Austin      (Principal Executive Officer)

/s/ Joseph F. Barker   Vice President, Finance;        December 22, 1998
Joseph F. Barker       Treasurer
                       (Principal Financial Officer)

/s/ Theodore T. Brown  Controller                      December 22, 1998
Theodore T. Brown      (Principal Accounting Officer)

/s/ Glenn H. Hutchins  Director                        December 22, 1998
Glenn H. Hutchins

/s/ David A. Stockman  Director                        December 22, 1998
David A. Stockman

/s/ Chinh E. Chu       Director                        December 22, 1998
Chinh E. Chu

/s/ Marshall A. Cohen  Director                        December 22, 1998
Marshall A. Cohen

/s/ Eric Ruttenberg    Director                        December 22, 1998
Eric Ruttenberg




PAGE


INDEX  TO  EXHIBITS


                                                                                      SEQUENTIAL
NUMBER                                                                                NUMBERING
ASSIGNED IN                                                                           SYSTEM PAGE
REGULATION S-K                                                                        NUMBER OF
    ITEM 601            DESCRIPTION OF EXHIBIT                                        EXHIBIT
---------------         ------------------------------------------------------------  -----------
(2)               2.01  Stock Purchase Agreement, dated as of January 24,
                        1997, among Blackstone Capital Partners II Merchant
                        Banking Fund L.P., Blackstone Offshore Capital Partners
                        II Merchant Banking Fund L.P., Blackstone Family
                        Investment Partnership L.P., Haynes Holdings, Inc. and
                        Haynes International, Inc. (Incorporated by reference to
                        Exhibit 2.01 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                  2.02  Stock Redemption Agreement, dated as of January 24,
                        1997, among MLGA Fund II, L.P., MLGAL Partners, L.P.
                        and Haynes Holdings, Inc. (Incorporated by reference to
                        Exhibit 2.02 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                  2.03  Exercise and Repurchase Agreement, dated as of
                        January 24, 1997, among Haynes Holdings, Inc. and the
                        holders as listed therein.  (Incorporated by reference to
                        Exhibit 2.03 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                  2.04  Consent Solicitation and Offer to Redeem, dated January
                        30, 1997. (Incorporated by reference to Exhibit 2.04 to
                        Registrant's Form 8-K Report, filed February 13, 1997,
                        File No. 333-5411.)
                  2.05  Letter of Transmittal, dated January 30, 1997.
                        (Incorporated by reference to Exhibit 2.05 to
                        Registrant's Form 8-K Report, filed February 13, 1997,
                        File No. 333-5411.)
(3)               3.01  Restated Certificate of Incorporation of Registrant.
                        (Incorporated by reference to Exhibit 3.01 to
                        Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                  3.02  Bylaws of Registrant.  (Incorporated by reference to
                        Exhibit 3.02 to Registration Statement on Form S-1,
                        Registration No. 33-32617.)
(4)               4.01  Indenture, dated as of August 23, 1996, between
                        Haynes International, Inc. and National City Bank, as
                        Trustee, relating to the 11 5.8% Senior Notes Due
                        2004, table of contents and cross-reference sheet.
                        (Incorporated by reference to Exhibit 4.01 to the
                        Registrant's Form 10-K Report for the year ended
                        September 30, 1996, File No. 333-5411.)
                  4.02  Form of 11 5/8% Senior Note Due 2004.  (Incorporated
                        by reference to Exhibit 4.02 to the Registrant's Form
                        10- K Report for the year ended September 30, 1996,
                        File No. 333-5411.)
(9)                     No Exhibit.
(10)             10.01  Form of Severance Agreements, dated as of March 10,
                        1989, between Haynes International, Inc. and the
                        employees of Haynes International, Inc. named in the
                        schedule to the Exhibit.  (Incorporated by reference to
                        Exhibit 10.03 to Registration Statement on Form S-1,
                        Registration No. 33-32617.)
                 10.02  Stock Subscription Agreement, dated as of August 31,
                        1989, among Haynes Holdings, Inc., Haynes
                        International, Inc. and the persons listed on the signature pages thereto (Investors).  (Incorporated by reference to
                        Exhibit 4.07 to Registration Statement on Form S-1,
                        Registration No. 33-32617.)
                 10.03  Amendment to the Stock Subscription Agreement To
                        Add a Party, dated August 14, 1992, among Haynes
                        Holdings, Inc., Haynes International, Inc., MLGA Fund II,
                        L.P., and the persons listed on the signature pages
                        thereto.  (Incorporated by reference to Exhibit 10.17 to
                        Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.04  Second Amendment to Stock Subscription Agreement,
                        dated March 16, 1993, among Haynes Holdings, Inc.,
                        Haynes International, Inc., MLGA Fund II, L.P., MLGAL
                        Partners, Limited Partnership, and the persons listed on
                        the signature pages thereto.  (Incorporated by reference
                        to Exhibit 10.21 to Registration Statement on Form S-4,
                        Registration  No. 33-66346.)
PAGE

                 10.05 Fifth Amendment to Stock Subscription Agreement, dated as of January 29, 1997, among Haynes Holdings,
                        Inc., Haynes International, Inc. and the persons on the signature pages thereof. (Incorporated by reference to Exhibit 4.02 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                 10.06  Termination of Stock Subscription Agreement, dated
                        March 31, 1997.  (Incorporated by reference to Exhibit
                        10.06 to Registrant's Form 10-Q Report, filed May 15,
                        1997, File No. 333-5411.)
                 10.07 Stockholders Agreement, dated as of August 31, 1989, among Haynes Holdings, Inc. and the persons listed on the signature pages thereto (Investors). (Incorporated by reference to Exhibit 4.08 to Registration Statement on Form S-1, Registration No. 33-32617.)
                 10.08  Amendment to the Stockholders Agreement To Add a
                        Party, dated August 14, 1992, among Haynes Holdings,
                        Inc., MLGA Fund II, L.P., and the persons listed on the signature pages thereto. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)

                 10.09  Amended Stockholders Agreement, dated as of January
                        29, 1997, among Haynes Holdings, Inc. and the investors listed therein. (Incorporated by reference to Exhibit 4.01 to Registrant's Form 8-K Report, filed
                        February 13, 1997, File No. 333-5411.)
                 10.10  First Amendment to the Amended Stockholders'
                        Agreement, dated March 31, 1997. (Incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q
                        Report, filed may 15, 1997, File No. 33-5411.)
                 10.11 Investment Agreement, dated August 10, 1992, between MLGA Fund II, L.P., and Haynes Holdings, Inc.
                        (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.12 Investment Agreement, dated August 10, 1992, between MLGAL Partners, Limited Partnership and
                        Haynes Holdings, Inc. (Incorporated by reference to
                        Exhibit 10.23 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.13 Investment Agreement, dated August 10, 1992, between Thomas F. Githens and Haynes Holdings, Inc.
                        (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.14  Consent and Waiver Agreement, dated August 14,
                        1992, among Haynes Holdings, Inc., Haynes
                        International, Inc., MLGA Fund II, L.P., and the persons listed on the signature pages thereto. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4, Registration No. 33-66346.)
                 10.15  Executive Employment Agreement, dated as of
                        September 1, 1993, by and among Haynes International,
                        Inc., Haynes Holdings, Inc. and Michael D. Austin.
                        (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.16  Amendment to Employment Agreement, dated as of July
                        15, 1996 by and among Haynes International, Inc.,
                        Haynes Holdings, Inc. and Michael D. Austin
                        (Incorporated by reference to Exhibit 10.15 to Registration Statement on S-1, Registration
                        No. 333-05411).
                 10.17  Haynes Holdings, Inc. Employee Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.18  First Amendment to the Haynes Holdings, Inc. Employee
                        Stock Option Plan, dated March 31, 1997.
                        (Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q Report, filed May 15, 1997, File no. 333-5411.)
                 10.19  Form of "New Option" Agreements between Haynes
                        Holdings, Inc. and the executive officers of Haynes
                        International, Inc. named in the schedule to the Exhibit.
                        (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-1, Registration
                        No. 33-32617.)
                 10.20  Form of "September Option" Agreements between
                        Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1, Registration
                        No. 33-32617.)
PAGE
                 10.21  Form of "January 1992 Option" Agreements between
                        Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-4, Registration
                        No. 33-66346.)
                 10.22 Form of "Amendment to Holdings Option Agreements" between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-4,
                        Registration No. 33-66346.)
                 10.23  Form of March 1997 Amendment to holdings Option
                        Agreements.  (Incorporated by reference to Exhibit
                        10.23 to Registrant's Form 10-Q Report, filed May 15,
                        1997, File No. 333-5411.)
                 10.24 March 1997 Amendment to Amended and Restated holdings Option Agreement, dated March 31, 1997.
                        Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-Q Report, filed May 15, 1997, File
                        No. 333-5411.)
                 10.25 Amended and Restated Loan and Security Agreement by and among CoreStates Bank, N.A. and Congress
                        Financial Corporation (Central), as lenders, Congress
                        Financial Corporation (Central), as Agent for lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form
                        10-K Report for the year ended September 30, 1996,
                        File No. 333-5411.)
                 10.26  Amendment No. 1 to Amended and Restated Loan and
                        Security Agreement by and among CoreStates Bank,
                        N.A. and Congress Financial Corporation (Central), as
                        Lenders, Congress Financial Corporation (central) as
                        Agent for Lenders, and Haynes International, Inc., as
                        Borrower. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K Report, filed January 22, 1997,
                        File No. 333-5411.)
                 10.27  Amendment No. 2 to Amended and Restated Loan and
                        Security Agreement, dated January 29, 1997, among
                        CoreStates Bank, N.A. and Congress Financial
                        Corporation (Central), as Lenders, Congress financial
                        Corporation (Central), as agent for Lenders, and Haynes
                        International, Inc. (Incorporated by reference to Exhibit
                        10.01 to Registrant's Form 8-K Report, filed February
                        13, 1997, File No. 333-5411.)
(11)                    No Exhibit.
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






PAGE