Form 10-Q
period 1998-12-31
HAYNES INTERNATIONAL INC
filed 1999-02-16
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]     Quarterly Report  Pursuant to Section 13 or 15(d) of the  Securities
            Exchange Act of 1934.

            For the quarterly period ended December 31, 1998.

or

[     ]     Transition Report Pursuant to Section 13 or 15(d) of  the Securities
            Exchange Act of 1934.

            For the transition period from        to             .

Commission File Number:     333-5411
                            --------

HAYNES INTERNATIONAL, INC.
--------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                   06-1185400
--------                                                   ----------
(State or other jurisdiction of                            (IRS Employer Identification No.)
 incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana                     46904-9013
--------------------------------------                     ----------
(Address of principal executive offices)                   (Zip Code)

(765) 456-6000
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 12, 1999 the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS
PART I          FINANCIAL INFORMATION
                                                                                                               Page
Item 1.         Financial Statements:

                Consolidated Condensed Balance Sheet as of September 30, 1998 and December 31, 1998               3

                Consolidated Condensed Statement of Operations for the Three Months ended December 31,
                1997 and 1998                                                                                     4

                Consolidated Condensed Statement of Comprehensive Income for the Three Months Ended               5
                December 31, 1997 and 1998

                Consolidated Condensed Statement of Cash Flows for the Three Months ended December 31,
                1997 and 1998                                                                                     6

                Notes to Consolidated Condensed Financial Statements                                              7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                       12

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                12

Item 2.         Changes in Securities and Use of Proceeds                                                        12

Item 3.         Defaults Upon Senior Securities                                                                  12

Item 4.         Submission of Matters to a Vote of Security Holders                                              12

Item 5.         Other Information                                                                                12

Item 6.         Exhibits and Reports on Form 8-K                                                                 12

                Signatures                                                                                       13

                Index to Exhibits                                                                                14

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)
(dollars in thousands, except share amounts)
                                                                                     September 30,    December 31,
                                                                                              1998            1998
                                                                                     --------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $  3,720        $  5,338
  Accounts and notes receivable, less allowance for doubtful accounts of                    45,974          37,868
    $662 and $727, respectively
  Inventories                                                                               81,861          88,711
                                                                                     --------------   -------------
    Total current assets                                                                   131,555         131,917

Property, plant and equipment (at cost)                                                     99,744         101,659
Accumulated depreciation                                                                   (70,117)        (71,700)
                                                                                     --------------   -------------
    Net property, plant and equipment                                                       29,627          29,959

Deferred income taxes                                                                       36,549          36,171
Prepayments and deferred charges, net                                                        9,532          10,202
                                                                                     --------------   -------------
      Total assets                                                                        $207,263        $208,250
                                                                                     ==============   =============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                                                   $ 20,823        $ 25,730
  Accrued postretirement benefits                                                            4,500           4,500
  Revolving credit                                                                          35,273          31,646
  Note payable                                                                               1,055             777
  Income taxes payable                                                                       1,731           2,035
  Deferred income taxes                                                                      1,199           1,036
                                                                                     --------------   -------------
    Total current liabilities                                                               64,581          65,724

Long-term debt, net of unamortized discount                                                139,549         139,541
Accrued postretirement benefits                                                             91,983          92,058
                                                                                     --------------   -------------
      Total liabilities                                                                    296,113         297,323

Redeemable common stock of parent company                                                    2,088           2,088

Capital deficiency:
  Common stock, $.01 par value (100 shares authorized, issued and outstanding)
  Additional paid-in capital                                                                49,087          49,087
  Accumulated deficit                                                                     (143,000)       (142,819)
  Accumulated other comprehensive income                                                     2,975           2,571
                                                                                     --------------   -------------
    Total capital deficiency                                                               (90,938)        (91,161)
                                                                                     --------------   -------------
      Total liabilities and capital deficiency                                            $207,263        $208,250
                                                                                     ==============   =============

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(dollars in thousands)
                                                                       Three Months Ended   Three Months Ended
                                                                        December 31, 1997    December 31, 1998
                                                                       -------------------   ------------------

Net revenues                                                                     $ 64,240             $ 49,211
Cost of sales                                                                      49,852               37,296
Selling and administrative                                                          4,419                4,941
Research and technical                                                                956                  912
                                                                       -------------------   ------------------
  Operating income                                                                  9,013                6,062
Other cost (income), net                                                              (26)                 230
Interest expense                                                                    5,413                5,054
Interest income                                                                       (40)                 (21)
                                                                       -------------------   ------------------
  Income before provision for income taxes and cumulative effect
  of a change in accounting principle                                               3,666                  799
Provision for income taxes                                                          2,120                  619
                                                                       -------------------   ------------------
  Income before cumulative effect of a change in accounting principle               1,546                  180
Cumulative effect of a change in accounting principle,
  net of tax benefit                                                                 (450)                 ---
                                                                       -------------------   ------------------
  Net income                                                                     $  1,096             $    180
                                                                       ===================   ==================

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                     Three Months Ended  Three Months Ended
                                                                      December 31, 1997   December 31, 1998
                                                                     ------------------  -------------------
Net Income                                                                       $1,096               $ 180
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                                            73                (404)
                                                                     ------------------  -------------------
Other comprehensive income (loss)                                                    73                (404)
                                                                     ------------------  -------------------
  Comprehensive income (loss)                                                    $1,169              ($ 224)
                                                                     ==================  ===================

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                     Three Months Ended   Three Months Ended
                                                                      December 31, 1997    December 31, 1998
                                                                     -------------------  ------------------
       Cash flows from operating activities:
         Net income                                                            $  1,096             $   180
         Depreciation                                                             1,938               1,747
         Amortization                                                               309                 317
         Deferred income taxes                                                      235                 217
         Change in:
           Inventories                                                            5,201              (6,966)
           Accounts receivable                                                   (8,620)              7,968
           Accounts payable and accruals                                          2,869               4,625
           Other, net                                                            (2,302)               (636)
                                                                     -------------------  ------------------
         Net cash provided by operating activities                                  726               7,452
                                                                     -------------------  ------------------
       Cash flows from investing activities:
         Additions to property, plant and equipment                              (2,783)             (2,100)
         Other investing activities                                                 213                  21
                                                                     -------------------  ------------------
         Net cash used in investing activities                                   (2,570)             (2,079)
                                                                     -------------------  ------------------
       Cash flows from financing activities:
         Net increase (decrease) in revolving credit and                          1,997              (3,702)
           long-term debt                                            -------------------  ------------------
         Net cash provided by (used in) financing activities                      1,997              (3,702)
                                                                     -------------------  ------------------

       Effect of exchange rates on cash                                              15                 (53)
                                                                     -------------------  ------------------
       Increase in cash and cash equivalents                                        168               1,618

       Cash and cash equivalents, beginning of period                             3,281               3,720
                                                                     -------------------  ------------------
       Cash and cash equivalents, end of period                                $  3,449             $ 5,338
                                                                     ===================  ==================
       Supplemental disclosures of cash flow information:
         Cash paid during period for:  Interest                                $  1,035             $   664
                                                                     ===================  ==================
                                       Income taxes                            $    370             $    97
                                                                     ===================  ==================

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended December 31, 1998

Note 1.     Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1998, filed by the Company with the Securities and Exchange Commission ("SEC") on December 22, 1998. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.     Inventories

     The following is a summary of the major classes of inventories:

                    September 30, 1998   December 31, 1998
                    ------------------   -----------------
                                               (Unaudited)
Raw Materials                  $ 3,535             $ 3,878
Work-in-process                 35,215              41,610
Finished Goods                  31,752              33,116
Other, net                      11,359              10,107
                    ------------------   -----------------
Net inventories                $81,861             $88,711
                    ==================   =================

Note 3.     Income Taxes

     The provision for income taxes for the three months ended December 31, 1997 and 1998, differed from the U.S. federal statutory rate of 34% primarily due to taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

Note 4.     Business Process Reengineering Costs

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle. Accordingly, in the first quarter of fiscal 1998 the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

Note 5.     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective October 1, 1998. SFAS No. 130 required that changes in the Company's foreign currency translation adjustment be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 1998, filed by the Company with the Securities and Exchange Commission on December 22, 1998.

Results of Operations
---------------------

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

     Net Revenues. Net revenues decreased approximately $15.0 million to approximately $49.2 million in the first quarter of 1999 from approximately $64.2 million in the first quarter of 1998, primarily as a result of a 22.9% decrease in volume, to approximately 3.7 million pounds in the first quarter of 1999 from approximately 4.8 million pounds in the first quarter of 1998.

     Sales to the aerospace industry in the first three months of fiscal year 1999 declined by 19.4% to $23.2 million from $28.8 million for the same period a year earlier due primarily to volume decline partially offset by an increase in average selling prices. The volume decrease was caused by lower domestic sales of nickel-base alloys to resellers and forge shop reprocessors as the aerospace industry continues to make inventory adjustments for the announced changes in the commercial aircraft build schedules.

     Sales to the chemical processing industry declined by 23.9% from approximately $22.2 million to approximately $16.9 million due to both volume and average selling price declines. The difference in volume can largely be attributed to a decline in project related business and somewhat lower maintenance activity. The decline in the average selling price stems from adjustments to pricing for falling raw material prices and heightened competition.

     Sales to the land-based gas turbine industry decreased by 25.0% in the first three months of fiscal year 1999 to $3.3 million from $4.4 million for the comparable period in fiscal year 1998 due to declines in both volume and average selling prices. The decrease in volume was mainly due to reduced domestic shipments of proprietary and specialty alloys that were not completely offset by increased export sales. Average selling prices declined primarily as a result of a change in product mix from higher to lower priced alloys and forms.

     Sales to the flue gas desulfurization industry declined from approximately $2.1 million to approximately $0.4 million due to the absence of any significant project business in the quarter just ended. This market is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry were insignificant in either of the comparable quarters. This market is entirely dependent upon large drilling projects, the timing of which are impossible to predict.

     Sales to other industries declined by 35.8% to approximately $3.4 million from approximately $5.3 million due to both volume and average selling price declines. The drop in volume is the result of a nonrecurring project in the waste market during last year's first quarter and substantially reduced sales of a specialty alloy for wear applications. The lower average selling price can be attributed to proportionately lower sales of higher cost, higher priced cobalt-base alloys relative to lower cost, lower priced nickel-base alloys.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 75.8% for the first quarter of 1999 compared to 77.6% in the same period last year. Lower raw material prices and a greater proportion of higher priced, high value added product forms such as sheet and coil contributed to the decrease.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $500,000 to approximately $4.9 million in the first quarter of 1999 from approximately $4.4 million in the same period a year ago, primarily as a result of higher domestic and export selling costs.

     Research and Technical Expenses. Research and technical expenses were relatively flat in the first quarter of 1999 compared to the first quarter of 1998.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first quarter of 1999 of approximately $6.1 million, approximately $1.3 million of which was contributed by the Company's foreign subsidiaries. For the first quarter of 1998, operating income was approximately $9.0 million, of which approximately $1.7 million was contributed by the Company's foreign subsidiaries.

     Other Cost (Income). Other cost increased by approximately $250,000, due primarily to first quarter 1998 gains on the sale of land that did not occur in the first quarter of 1999.

     Interest Expense. Interest expense decreased approximately $300,000 to approximately $5.1 million for the first quarter of 1999 from approximately $5.4 million for the same period in 1998. Lower revolving credit balances during the first quarter of fiscal 1999, combined with lower interest rates, accounted for the decrease.

     Income Taxes. An income tax provision of approximately $619,000 was recorded for the first quarter of 1999 compared to approximately $2.1 million in fiscal 1998 due to lower pretax earnings.

     Change in Accounting Principle. The cumulative effect of a change in accounting principle recorded in the first quarter of 1998 represents the write-off of the cumulative effect of certain business process reengineering and information technology transformation costs that were previously capitalized. The cumulative effect includes $750,000 in costs, reduced by a $300,000 tax benefit, related to business process reengineering charges incurred in the implementation of an information technology project.

     Net Income. As a result of the above factors, the Company recognized net income for the first quarter of 1999 of approximately $180,000, compared to net income of approximately $1.1 million for the first quarter of 1998.

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $2.1 million in the first three months of fiscal 1999, compared to capital expenditures of approximately $2.8 million for the first three months of fiscal 1998. First quarter 1999 capital spending included the initial costs of outfitting the Company's new leased service center located in Lebanon, Indiana and improvements to the Company's flat product production areas. The remainder of planned 1999 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (the "Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first three months of 1999 was approximately $7.5 million, as compared to net cash provided by operating activities of approximately $700,000 in the first three months of 1998. The positive cash flow from operations for 1999 was primarily the result of a decrease in accounts receivable of approximately $8.0 million. The cash flow was also affected by an increase in accounts payable and accrued expenses of approximately $4.6 million, non-cash depreciation and amortization expense of approximately $2.1 million, an increase in inventories of approximately $7.0 million, and other net adjustments of approximately $200,000.

     Net cash used in investing activities decreased to approximately $2.1 million in the first three months of 1999 from approximately $2.6 million in the same period for 1998, primarily as a result of decreased capital spending. Net cash used in financing activities for the first three months of 1999 was approximately $3.7 million, compared to net cash provided by financing activities of approximately $2.0 million for the first three months of 1998, primarily as a result of decreased net borrowings by the Company.

     Cash for the first three months of 1999 increased approximately $1.6 million resulting in a cash balance of approximately $5.3 million at December 31, 1998. Cash in the first three months of 1998 increased approximately $200,000, resulting in a cash balance of approximately $3.4 million at December 31, 1997.

     Total debt at December 31, 1998, was approximately $172.0 million compared to approximately $186.3 million at December 31, 1997, reflecting decreased borrowing under the Facility.

     At December 31, 1998, approximately $31.6 million had been borrowed pursuant to the Facility compared to approximately $45.5 million at December 31, 1997. In addition, as of December 31, 1998, approximately $3.4 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $10.6 million on the Facility at December 31, 1998.

Accounting Pronouncements

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", are effective for the year ending September 30, 1999. In the opinion of management, SFAS No. 131 and SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or cash flows, as these statements are principally disclosure oriented.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

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

     Areas considered "critical" to fix are the current mainframe computer in Kokomo, Indiana, the Argon-Oxygen Decarburization ("AOD") software and the least cost melt software in the melt area, the four-high Steckel mill computer and automatic gauge controls in the hot rolling production area, the power consumption system, the computer in the Electro-slag remelt area, the gauge controls for one cold rolling mill, the engineering test lab computer, the telephone system, and the payroll system.

     Areas which present a "slight to negligible" exposure if not fixed include various non-IT program logic controllers, lab collection computers, various gauges, various test equipment, electronic scales, desktop software, voice mail, faxes, copiers, and printers.

     The Company has already devoted significant amounts of time to ensure all exposures are eliminated by December 1999, or sooner. In fiscal 1995, the Company began its upgrade of the current IBM mainframe and an IBM System/36 used for the Company's primary business system and received approval from the Board of Directors in early fiscal 1996 for a $4.4 million new integrated information system to replace the mainframe (of which approximately $2.2 million had been spent through December 31, 1998, including $750,000 of business process reengineering costs). This project includes new IBM AS/400 equipment and an enterprise level software package called BPCS(TM), by System Software and Associates, which is Year 2000 compliant and is slated for completion in June 1999. The costs for upgrading the stand-alone manufacturing and lab equipment controls have been budgeted for fiscal 1999 as part of the spending or capital expenditure budgets. The payroll system became Year 2000 compliant in October, 1998.

     Surveys have been completed for the Company's customers and the Company has sent surveys to its critical suppliers (generally $100,000 in purchases and above) to assess their Year 2000 readiness. Currently there is no indication that our suppliers will not be Year 2000 ready.

     The total estimated costs as of December 31, 1998 for Year 2000 compliance (other than the $4.4 million integrated information system mentioned above) are currently estimated at approximately $600,000 for some critical and all non-critical exposures and $1.2 million for capital expenditures related to critical exposures. The Company intends to use its cash availability under its revolving credit facility to finance these expenditures.

     The Company's contingency plan if the Company is not ready by Year 2000 is to have an immediate upgrade of the current IBM mainframe for its primary business system and to have an immediate hardware upgrade for stand-alone computer systems, data collection systems, test equipment, and process control devices used throughout the Company, the cost of which is not known.










[Rest of page intentionally left blank.]

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 1998, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The Company did not have any outstanding commodity contracts at December 31, 1998.

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

     At December 31, 1998, the unrealized loss on these foreign currency exchange contracts was $55,000.


PART II  OTHER INFORMATION

Item 1.     Legal Proceedings

     Not applicable

Item 2.     Changes in Securities and Use of Proceeds

     Not applicable

Item 3.     Defaults Upon Senior Securities

     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.     Other Information

     On January 13, 1999, Michael D. Austin resigned from the Company and Haynes Holdings, Inc., the parent of the Company ("Holdings"), pursuant to an agreement between the Company and Mr. Austin which provided for (1) certain severance payments and other benefits, (2) certain consulting services to be performed by Mr. Austin on behalf of the Company, (3) certain payments to be made to Mr. Austin in the event of the occurrence of certain change in control transactions affecting the Company or Holdings, (4) the termination of Mr. Austin's employment agreement and severance agreement with the Company, and the release by Mr. Austin of all obligations of the Company and Holdings pursuant to those agreements, and (5) resignations by Mr. Austin from all positions with the Company, including as a member of the Board of Directors of those entities. Mr. Austin was replaced as President and Chief Executive Officer by Francis J. Petro. The Company intends to enter into a written employment agreement with Mr. Petro during the second quarter of fiscal 1999.

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



                              HAYNES INTERNATIONAL, INC.




                               /s/   Francis J. Petro
                              -----------------------
                              Francis J. Petro
                              President and Chief Executive Officer





                               /s/   Joseph F. Barker
                              -----------------------
                              J. F. Barker
                              Vice President, Finance
                              Chief Financial Officer




Date:   February 15, 1999

INDEX TO EXHIBITS
                                                                                                      Sequential
                                                                                                      Numbering
Number Assigned In                                                                                    System Page
Regulation S-K                                                                                        Number of
Item 601                       Description of Exhibit                                                 Exhibit

(2)                 2.01       Stock Purchase Agreement, dated as of January 24,
                               1997,  among   Blackstone   Capital  Partners  II
                               Merchant Banking Fund  L.P.,  Blackstone Offshore
                               Capital Partners  II Merchant Banking  Fund L.P.,
                               Blackstone  Family Investment  Partnership  L.P.,
                               Haynes Holdings, Inc. and  Haynes  International,
                               Inc. (Incorporated  by reference to  Exhibit 2.01
                               to  Registrant's Form 8-K Report,  filed February
                               13, 1997, File No. 333-5411.)
                    2.02       Stock Redemption  Agreement,  dated as of January
                               24,  1997,   among  MLGA  Fund  II,  L.P.,  MLGAL
                               Partners,   L.P.   and  Haynes   Holdings,   Inc.
                               (Incorporated  by  reference  to Exhibit  2.02 to
                               Registrant's Form 8-K Report,  filed February 13,
                               1997, File No.
                               333-5411.)
                    2.03       Exercise and  Repurchase  Agreement,  dated as of
                               January 24, 1997, among Haynes Holdings, Inc. and
                               the holders as listed therein.  (Incorporated  by
                               reference  to Exhibit 2.03 to  Registrant's  Form
                               8-K Report,  filed  February 13,  1997,  File No.
                               333-5411.)
                    2.04       Consent  Solicitation and Offer to Redeem,  dated
                               January 30, 1997.  (Incorporated  by reference to
                               Exhibit  2.04 to  Registrant's  Form 8-K  Report,
                               filed February 13, 1997, File No. 333-5411.)
                    2.05       Letter of  Transmittal,  dated  January 30, 1997.
                               (Incorporated  by  reference  to Exhibit  2.05 to
                               Registrant's Form 8-K Report,  filed February 13,
                               1997, File No. 333-5411.)
(3)                 3.01       Restated   Certificate   of   Incorporation    of
                               Registrant. (Incorporated by reference to Exhibit
                               3.01  to  Registration  Statement  on  Form  S-1,
                               Registration No. 33-32617.)
                    3.02       By-laws of Registrant. (Incorporated by reference
                               to Exhibit 3.02 to Registration Statement on Form
                               S-1, Registration No. 33-32617).
(4)                 4.01       Indenture, dated as  of August 23,  1996, between
                               Haynes  International,  Inc.  and  National  City
                               Bank,  as Trustee, relating to the 11 5/8% Senior
                               Notes  Due 2004,  table of  contents  and  cross-
                               reference  sheet.  (Incorporated by  reference to
                               Exhibit 4.01 to the Registrant's Form 10-K Report
                               for the year ended  September 30, 1996,  File No.
                               333-5411.)
                    4.02       Form   of  11  5/8%   Senior   Note   Due   2004.
                               (Incorporated by reference to Exhibit 4.02 to the
                               Registrant's  Form 10-K Report for the year ended
                               September 30, 1996, File No. 333-5411.)
(10)                10.01      Form of Severance Agreements, dated  as  of March
                               10, 1989, between Haynes International, Inc. and
                               the employees of Haynes International, Inc. named
                               in the schedule to the Exhibit.  (Incorporated by
                               reference  to   Exhibit  10.03  to   Registration
                               Statement   on   Form   S-1,   Registration   No.
                               33-32617.)
                    10.02      Amended  Stockholders'  Agreement,  dated  as  of
                               January 29, 1997, among Haynes Holdings, Inc. and
                               the investors  listed therein.  (Incorporated  by
                               reference  to Exhibit 4.01 to  Registrant's  Form
                               8-K Report,  filed  February 13,  1997,  File No.
                               333-5411.)
                    10.03      First  Amendment  to  the  Amended  Stockholders'
                               Agreement, dated March 31, 1997. (Incorporated by
                               reference to Exhibit 10.10 to  Registrant's  Form
                               10-Q Report, filed May 15, 1997, File No.
                               333-5411.)


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