Form 10-Q
period 1999-03-31
HAYNES INTERNATIONAL INC
filed 1999-05-14
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)


[  X  ]  Quarterly Report Pursuant  to  Section  13  or  15(d) of the Securities
         Exchange Act of 1934.

         For the quarterly period ended March 31, 1999.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 1999, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.


                                                    1 of 20


HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS

                                                                                               Page
PART I         FINANCIAL INFORMATION                                                           ----

Item 1.        Financial Statements:

               Consolidated Condensed Balance Sheets as of
               September 30, 1998 and March 31, 1999                                              3

               Consolidated Condensed Statements of Operations for the Three Months
               and Six Months ended March 31, 1998 and 1999                                       4

               Consolidated Condensed Statements of Comprehensive Income for the
               Three Months and Six Months ended March 31, 1998 and 1999                          5

               Consolidated Condensed Statements of Cash Flows for the Six Months
               ended March 31, 1998 and 1999                                                      6

               Notes to Consolidated Condensed Financial Statements                               7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                        15

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 15

Item 2.        Changes in Securities and Use of Proceeds                                         15

Item 3.        Defaults Upon Senior Securities                                                   15

Item 4.        Submission of Matters to a Vote of Security Holders                               15

Item 5.        Other Information                                                                 15

Item 6.        Exhibits and Reports on Form 8-K                                                  15
               Signatures                                                                        16

               Index to Exhibits                                                                 17


                                                    2 of 20

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)

                                                                September 30,        March 31,
                                                                    1998               1999
                                                                -------------       -----------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                     $  3,720             $2,407
     Accounts and notes receivable, less allowance for
     doubtful accounts of $662 and $817, respectively                45,974            $41,255
     Inventories                                                     81,861             85,564
                                                                -------------       -----------
         Total current assets                                       131,555            129,226
                                                                -------------       -----------

Property, plant and equipment (at cost)                              99,744            104,571
Accumulated depreciation                                            (70,117)           (72,616)
                                                                -------------       -----------
         Net property, plant and equipment                           29,627             31,955

Deferred income taxes                                                36,549             41,194
Prepayments and deferred charges, net                                 9,532              9,702
                                                                -------------       -----------
              Total assets                                         $207,263           $212,077
                                                                =============       ===========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                         $ 20,823            $17,823
     Accrued postretirement benefits                                  4,500              4,500
     Revolving credit                                                35,273             41,012
     Note payable                                                     1,055                 68
     Income taxes payable                                             1,731              1,729
     Deferred income taxes                                            1,199                899
                                                                -------------       -----------
         Total current liabilities                                   64,581             66,031
                                                                -------------       -----------

Long-term debt, net of unamortized discount                         139,549            139,494
Accrued postretirement benefits                                      91,983             92,223
                                                                -------------       -----------
              Total liabilities                                     296,113            297,748

Redeemable common stock of parent company                             2,088              2,088

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
     Additional paid-in capital                                      49,087             49,087
     Accumulated deficit                                           (143,000)          (137,845)
     Accumulated other comprehensive income                           2,975                999
                                                                -------------       -----------
         Total capital deficiency                                   (90,938)           (87,759)
                                                                -------------       -----------
              Total liabilities and capital deficiency             $207,263           $212,077
                                                                =============       ===========


The accompanying notes are an integral part of these financial statements.

                                                    3 of 20


HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)


                                                       Three Months Ended                 Six Months Ended
                                                            March 31,                        March 31,
                                                      ----------------------         --------------------------
                                                         1998         1999              1998              1999
                                                      -----------   ---------        ---------         ---------
Net revenues                                             $62,039     $55,256         $126,279          $104,467
Cost of sales                                             47,316      41,925           97,168            79,221
Selling and administrative                                 4,765       6,537            9,184            11,478
Research and technical                                       933         998            1,889             1,910
                                                      -----------   ---------        ---------         ---------
     Operating income                                      9,025       5,796           18,038            11,858
Other cost (income), net                                     389          55              363               285
Terminated acquisition costs                               7,500         359            7,500               359
Interest expense                                           5,309       5,111           10,722            10,165
Interest income                                              (30)        (29)             (70)              (50)
                                                      -----------   ---------        ---------         ---------
     Income (loss) before provision for
     (benefit from) income taxes and
     cumulative effect of a change in
     accounting principle                                 (4,143)        300             (477)            1,099
Provision for (benefit from) income taxes                 (1,860)     (4,675)             260            (4,056)
                                                      -----------   ---------        ---------         ---------
     Income (loss) before cumulative
     effect of a change in accounting
     principle                                            (2,283)      4,975             (737)            5,155
Cumulative effect of a change in
accounting principle, net of tax benefit                                                 (450)
                                                      -----------   ---------        ---------         ---------
     Net income (loss)                                   ($2,283)     $4,975          ($1,187)           $5,155
                                                      ===========   =========        =========         =========


The accompanying notes are an integral part of these financial statements.



                                                    4 of 20


HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)




                                                      Three Months Ended           Six Months Ended
                                                          March 31,                   March 31,
                                                     ---------------------       --------------------
                                                        1998        1999           1998         1999
                                                     ---------    --------       --------     -------
Net Income (loss)                                     ($2,283)     $4,975        ($1,187)     $5,155
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment             (321)     (1,572)          (248)     (1,976)
                                                     ---------    --------       --------     -------
Other comprehensive loss                                 (321)     (1,572)          (248)     (1,976)
                                                     ---------    --------       --------     -------
     Comprehensive income (loss)                      ($2,604)     $3,403        ($1,435)     $3,179
                                                     =========    ========       ========     =======



The accompanying notes are an integral part of these financial statements.

                                                    5 of 20


HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)


                                                                       Six Months Ended
                                                                           March 31,
                                                                      ---------------------
                                                                      1998             1999
                                                                      ---------   ---------
Cash flows from operating activities:
      Net income (loss)                                               $(1,187)      $5,155
      Depreciation                                                      3,944        2,921
      Amortization                                                        620          634
      Deferred income taxes                                                63       (4,875)
      Change in:
          Inventories                                                   2,585       (4,195)
          Accounts receivable                                          (7,486)       4,092
          Accounts payable and accruals                                 2,790       (4,373)
          Other, net                                                      209         (768)
                                                                      --------      -------
      Net cash (used in) provided by operating activities               1,538       (1,409)
                                                                      --------      -------

Cash flows from investing activities:
      Additions to property, plant and equipment                       (3,115)      (5,469)
      Other investing activities                                          311          220
                                                                      --------      -------
      Net cash used in investing activities                            (2,804)      (5,249)
                                                                      --------      -------

Cash flows from financing activities:
      Net increase (decrease) in revolving credit and
          long-term debt                                               (2,037)       5,622
      Capital contribution of proceeds from exercise of
          stock options                                                    18
                                                                      --------      -------
      Net cash (used in) provided by financing activities              (2,019)       5,622
                                                                      --------      -------

Effect of exchange rates on cash                                            4         (277)
                                                                      --------      -------
Decrease in cash and cash equivalents                                  (3,281)      (1,313)

Cash and cash equivalents, beginning of period                          3,281        3,720
                                                                      --------      -------
Cash and cash equivalents, end of period                              $     0       $2,407
                                                                      ========      =======

Supplemental disclosures of cash flow information:
      Cash paid during period for:      Interest                      $10,102       $9,526
                                                                      ========      =======
                                        Income Taxes                  $ 1,085       $  808
                                                                      ========      =======

The accompanying notes are an integral part of these financial statements.

                                                    6 of 20

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended March 31, 1999



Note 1. Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1998, filed by the Company with the Securities and Exchange Commission ("SEC") on December 22, 1998. The results of operations for the six months ended March 31,1999, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2. Inventories

     The following is a summary of the major classes of inventories:

                         September 30, 1998          March 31, 1999
                         ------------------          --------------
                                                      (Unaudited)
Raw Materials                 $ 3,535                  $ 4,913
Work-in-process                35,215                   38,552
Finished Goods                 31,752                   32,001
Other, net                     11,359                   10,098
                              -------                  -------
Net inventories               $81,861                  $85,564
                              =======                  =======

Note 3. Income Taxes

     The benefit from income taxes for the three month and six month period ended March 31, 1999, was due to the Company's current period adjustment for deferred taxes with respect to the undistributed earnings of two foreign affiliates. The Company has concluded that the earnings of these two affiliates will be permanently invested overseas for the foreseeable future.

Note 4. Business Process Reengineering Costs

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle. Accordingly, in the first quarter of fiscal 1998, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, which resulted from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

Note 5. Terminated Acquisition Costs

     On March 3, 1998, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, and Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone"), had abandoned their attempt to acquire Inco Alloys International ("IAI"), a 100% owned business unit of Inco Limited ("Inco"). Certain deferred acquisition costs were charged to operations in the quarters ended March 31, 1998 and 1999.



                                                    7 of 20

Note 6. Comprehensive Income

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













[Rest of page intentionally left blank.]




                                                    8 of 20

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

Results of Operations
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net Revenues. Net revenues decreased approximately $6.7 million to approximately $55.3 million in the second quarter of 1999 from approximately $62.0 million in the second quarter of 1998. The decrease is attributable to a 6.4% decline in volume to approximately 4.4 million pounds in the second quarter of 1999, from approximately 4.7 million pounds in the second quarter of 1998. Also, the average selling price per pound declined to $12.28 from $12.95, for the second quarter of 1999 compared to the same period in 1998.

     Sales to the aerospace industry in the second quarter of 1999 declined by 18.8% to $23.4 million from $28.8 million for the same period a year earlier, primarily due to a volume decline partially offset by an increase in the average selling price. The volume decrease was caused by lower domestic and export sales directly to gas turbine component fabricators and forge shop reprocessors as the aerospace industry adjusts to changes in the commercial aircraft build schedule.

     Sales to the chemical processing industry declined by 1.5% from approximately $19.6 million in the second quarter of 1998 to approximately $19.3 million for the same period in 1999. A 12.5% increase in volume was not sufficient to offset a decline in the average selling price from $12.06 to $10.52 per pound. The increase in volume can be attributed to improved sales in domestic project related business, which tends to be lower priced than smaller volume maintenance orders.

     Sales to the land-based gas turbine industry increased by 23.4% in the second quarter of 1999 to approximately $5.8 million from $4.7 million for the comparable period in 1998. The increased revenue can be attributed to a 9.0% increase in volume, combined with a 12.9% increase in the average selling price. The increase in volume and average selling price per pound was due to improved domestic and affiliate shipments of proprietary and specialty alloy plate products.

     Sales to the flue gas desulfurization industry declined from approximately $2.2 million to approximately $1.6 million due to the absence of any significant project related business in Europe for the quarter ended March 31, 1999. This market is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry in the second quarter of 1999 decreased to approximately $100,000 from approximately $1.3 million in the second quarter of 1998. Sales to this industry are typically linked to sour gas project requirements, which vary significantly from quarter to quarter.

     Sales to other industries declined by 20.0% to approximately $3.6 million from approximately $4.5 million due to both volume and average selling price declines. The drop in volume is related to a decline in the mining and minerals, and corrosion wear markets. The lower average selling price can be attributed to proportionately higher sales of lower cost, lower priced alloy products.

                                                    9 of 20

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 75.9% for the second quarter of 1999 compared to 76.3% in the same period last year. Lower raw material prices and a greater proportion of higher priced, high value added product forms such as sheet and coil contributed to the decrease.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $1.7 million to approximately $6.5 million in the second quarter of 1999 from approximately $4.8 million in the same period a year ago, primarily as a result of transition expenses for the company's executive management.

     Research and Technical Expenses. Research and technical expenses increased approximately $100,000 to approximately $1.0 million in the second quarter of 1999 from approximately $900,000 in the second quarter of 1998, primarily as a result of increased salary and related benefits.

     Operating Income. As a result of the above factors, the Company recognized operating income for the second quarter of 1999 of approximately $5.8 million, approximately $1.2 million of which was contributed by the Company's foreign subsidiaries. For the second quarter of 1998, operating income was approximately $9.0 million, of which approximately $1.6 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost decreased by approximately $300,000, due in part to increased foreign exchange gains in the second quarter of 1999.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $7.5 million were recorded in the second quarter of 1998 in connection with the abandoned attempt to acquire IAI by Holdings. In the second quarter of 1999 additional expenses were incurred of $359,000 related to the terminated acquisition.

     Interest Expense. Interest expense decreased approximately $200,000 to approximately $5.1 million for the second quarter of 1999 from approximately $5.3 million for the same period in 1998. Lower revolving credit balances during the second quarter of fiscal 1999 contributed to this decrease.

     Income Taxes. An income tax benefit of approximately $4.7 million was recorded for the second quarter of 1999 compared to approximately $1.9 million in fiscal 1998 due primarily to an adjustment of deferred income taxes for certain foreign earnings that will not be remitted to the United States.

     Net Income (Loss). As a result of the above factors, the Company recognized net income for the second quarter of 1999 of approximately $5.0 million, compared to a net loss of approximately $2.3 million for the second quarter of 1998.


                                                    10 of 20

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

     Net Revenues. Net revenues decreased approximately $21.8 million, or 17.3%, to approximately $104.5 million in the first half of 1999 from approximately $126.3 million in the first half of 1998, primarily as a result of a 14.7% decrease in shipments, to approximately 8.1 million pounds in the first six months of 1999, from approximately 9.5 million pounds in the first six months of 1998. Volume decreases occurred in essentially all markets. Average selling prices per pound decreased to $12.59 from $13.08 for the first six months of 1999, compared to the same period in 1998.

     Sales to the aerospace industry in the first half of 1999 declined by 19.1% to $46.6 million from $57.6 million for the same period a year earlier due primarily to volume decline partially offset by an increase in average selling prices. The volume decrease was caused by lower domestic sales of nickel- base alloys to resellers and forge shop reprocessors as the aerospace industry continues to make inventory adjustments for the announced changes in the commercial aircraft build schedules.

     Sales to the chemical processing industry declined by 13.4% from approximately $41.8 million to approximately $36.2 million due to both volume and average selling price declines. The difference in volume can largely be attributed to a decline in project related business and to lower sales to key distributors. The decline in the average selling price stems from adjustments to pricing for falling raw material prices and heightened competition.

     Sales to the land-based gas turbine industry remained relatively flat for the first six months of 1999 compared to the same period in 1998. A 3.7% increase in volume was offset by a 3.9% decrease in the average selling price per pound.

     Sales to the flue gas desulfurization industry declined from approximately $4.3 million to approximately $2.0 million due to the absence of any significant project business in the six month period just ended. This market is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry in the first six months of 1999 decreased to approximately $700,000 from $1.6 million for the same period a year ago. The decline in sales can be attributed to a curtailment in drilling activity associated with natural gas production. Volume requirements in this sector vary substantially from quarter-to-quarter and year-to-year.

     Sales to other industries declined by 28.6% to approximately $7.0 million from approximately $9.8 million due to both volume and average selling price declines. The drop in volume is the result of nonrecurring projects associated with mining and minerals, and waste management during last year's first six months. The lower average selling price can be attributed to proportionately higher sales of lower cost, lower priced alloys.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 75.8% for the first six months of 1999 compared to 76.9% in the same period last year. Lower raw material prices and a greater proportion of higher priced, high value added product forms such as sheet and coil contributed to the decrease.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $2.3 million to approximately $11.5 million in the first half of 1999 from approximately $9.2 million in the same period a year ago, primarily as a result of expenses associated with the change in executive management and higher domestic and export selling costs.

     Research and Technical Expenses. Research and technical expenses were relatively flat in the first six months of 1999 compared to the first six months of 1998 as increased salary and related benefits were offset by reduced operating costs.


                                                    11 of 20

     Operating Income. As a result of the above factors, the Company recognized operating income for the first six months of 1999 of approximately $11.9 million, approximately $2.5 million of which was contributed by the Company's foreign subsidiaries. For the first six months of 1998, operating income was approximately $18.0 million, of which approximately $3.3 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost decreased approximately $100,000 from approximately $400,000 in the first half of 1998 to approximately $300,000 for the first half of 1999, primarily as a result of foreign exchange gains realized in the first six months of 1999.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $7.5 million were recorded in the first six months of 1998 in connection with the abandoned attempt to acquire IAI by Holdings. In the first six months of 1999 additional expenses were incurred of $359,000 related to the terminated acquisition.

     Interest Expense. Interest expense decreased approximately $500,000 to approximately $10.2 million for the first half of 1999 from approximately $10.7 million for the same period in 1998. Lower revolving credit balances contributed to this decrease.

     Income Taxes. The benefit from income taxes of approximately $4.1 million for the first half of 1999 decreased by approximately $4.4 million from tax expense of approximately $300,000 due primarily to an adjustment of deferred income taxes for certain foreign earnings that will not be remitted to the United States.

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

     Net Income (Loss). As a result of the above factors, the Company recognized net income for the first half of 1999 of approximately $5.2 million, compared to net loss of approximately $1.2 million for the first half of 1998.

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $5.5 million in the first six months of 1999, compared to capital expenditures of approximately $3.1 million for the first six months of 1998. The remainder of planned 1999 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (the "Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash used in operating activities in the first six months of 1999 was approximately $1.4 million, as compared to net cash provided by operating activities of approximately $1.5 million in the first six months of 1998. The negative cash flow from operations for 1999 was primarily the result of an increase in the deferred tax asset of approximately $4.9 million. The cash flow was also affected by a decrease in accounts payable and accrued expenses of approximately $4.4 million, an increase in inventories of approximately $4.2 million, non-cash depreciation and amortization expense of approximately $3.6 million, net income of approximately $5.2 million, a decrease in accounts receivable of approximately $4.1 million, and other net adjustments used in operating activities of approximately $800,000.



                                                    12 of 20

     Net cash used in investing activities increased to approximately $5.2 million in the fist six months of 1999 from approximately $2.8 million in the same period for 1998, primarily as a result of increased capital spending. Net cash provided by financing activities for the first six months of 1999 was approximately $5.6 million, compared to net cash used in financing activities of approximately $2.0 million for the first six months of 1998, primarily as a result of increased net borrowings by the Company in support of increased working capital requirements.

     Cash for the first six months of 1999 decreased approximately $1.3 million, resulting in a March 31, 1999 cash balance of approximately $2.4 million. Cash in the first six months of 1998 decreased approximately $3.3 million.

     Total debt at March 31, 1999, was approximately $180.6 million compared to approximately $182.0 million at March 31, 1998, reflecting decreased borrowing under the Facility and by the Company's French foreign affiliate.

     At March 31, 1999, approximately $41.0 million had been borrowed pursuant to the Facility compared to approximately $41.4 million at March 31, 1998. In addition, as of March 31, 1999, approximately $3.4 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $4.2 million on the Facility at March 31, 1999.

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

Recent Developments

     The Company announced on April 15, 1999, that it has entered into a facility management agreement with the Stainless & Specialty Steels Division of Republic Technologies International ("Specialty Division"). The Specialty Division is a leading producer and supplier of stainless, aerospace alloy steels, tool steels, and forged carbon and alloy steels. These products are processed in two plants in the United States, one in Baltimore, Maryland and the other located at Harrison Avenue in Canton, Ohio. The broad range of products produced in these two plants are supplied to the aerospace forgers, specialized service centers supplying aerospace, stainless and tool steel distributors, and original equipment manufacturers. Until certain legal and financial transactions occur, the Specialty Division will remain part of Republic Technologies. Ultimately, ownership will be transferred to the Company.

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


                                                    13 of 20

Year 2000 Costs

     The Company has recognized that the year 2000 will affect certain business systems currently being used and has taken steps to (1) protect the ability of the Company to do business, (2) minimize the risk to the Company from Year 2000 exposure, and (3) enhance or expand capabilities as exposures are eliminated. The areas of exposure include the Company's computer systems and certain non-Information Technology ("IT") equipment. The Company's products are not date sensitive.

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

     The Company has already devoted significant amounts of time to ensure all exposures are eliminated by December 1999, or sooner. In fiscal 1995, the Company began its upgrade of the current IBM mainframe and an IBM System/36 used for the Company's primary business system and received approval from the Board of Directors in early fiscal 1996 for a $4.4 million new integrated information system to replace the mainframe (of which approximately $2.8 million had been spent through March 31, 1999, including $750,000 of business process reengineering costs). This project includes new IBM AS/400 equipment and an enterprise level software package called BPCS(TM), by System Software and Associates, which is Year 2000 compliant and is slated for completion in September 1999. The costs for upgrading the stand-alone manufacturing and lab equipment controls have been budgeted for fiscal 1999 as part of the spending or capital expenditure budgets. The payroll system became Year 2000 compliant in October, 1998.

     Surveys have been completed for the Company's customers and the Company has sent surveys to its critical suppliers (generally $100,000 in purchases and above) to assess their Year 2000 readiness. Currently there is no indication that our suppliers will not be Year 2000 ready.

     The total estimated costs as of March 31, 1999, for Year 2000 compliance (other than the $4.4 million integrated information system mentioned above) are currently estimated at approximately $600,000 for some critical and all non-critical exposures and $1.2 million for capital expenditures related to critical exposures. The Company intends to use its cash availability under its revolving credit facility to finance these expenditures.

     The Company's contingency plan if the Company is not ready by Year 2000 is to have an immediate upgrade of the current IBM mainframe for its primary business system and to have an immediate hardware upgrade for stand-alone computer systems, data collection systems, test equipment, and process control devices used throughout the Company, the cost of which is not known.

Severance Agreement and New Employment Arrangements

     On January 13, 1999, Michael D. Austin resigned from the Company and Holdings, pursuant to an agreement between the Company and Mr. Austin which provided for (1) certain severance payments and other benefits, (2) certain consulting services to be performed by Mr. Austin on behalf of the Company, (3) certain payments to be made to Mr. Austin in the event of the occurrence of certain change in control transactions affecting the Company or Holdings, (4) the termination of Mr. Austin's employment agreement and severance agreement with the Company, and the release by Mr. Austin of all obligations of the Company and Holdings pursuant to those agreements, and (5) resignations by Mr. Austin from all positions with the Company, including as a member of the Board of Directors of those entities. Mr. Austin was replaced as President and Chief Executive Officer by Francis J. Petro. In addition, John H. Tundermann was hired as Executive Vice President.


                                                    14 of 20

     The Company has an understanding with Mr. Petro and Mr. Tundermann pursuant to which they will be paid an annual base salary of $360,000 and $170,000, respectively, for calendar year 1999 with certain increases for the next two years. The Company intends to provide certain standard benefits and other perquisites to Mr. Petro and Mr. Tundermann to be evidenced by definitive employment agreements at a later date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 1999, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The Company did not have any outstanding commodity contracts at March 31, 1999.

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

     At March 31, 1999, the unrealized gain on these foreign currency exchange contracts was $76,000.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          In connection with the change in executive management of the Company and Holdings, Holdings as the sole stockholder of the Company approved the reconstitution of the Board of Directors, such that the Board of Directors of the Company is now composed of the following individuals: Francis J. Petro, David A. Stockman, Chinh Chu, Marshall A. Cohen, Eric Ruttenberg, and Richard C. Lappin.

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.  See Index to Exhibits
         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.






                                                    15 of 20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HAYNES INTERNATIONAL, INC.




                                 /s/   Francis J. Petro
                                 -----------------------------------
                                 Francis J. Petro
                                 President and Chief Executive Officer





                                 /s/   Joseph F. Barker
                                 -----------------------------------
                                 J. F. Barker
                                 Vice President, Finance
                                 Chief Financial Officer




Date: May 14, 1999


                                                    16 of 20


INDEX TO EXHIBITS


                                                                                                       Sequential
      Number                                                                                            Numbering
    Assigned In                                                                                        System Page
  Regulation S-K                                                                                        Number of
     Item 601                                         Description of Exhibit                             Exhibit
  --------------                                      ----------------------                             -------
        (2)            2.01     Stock Purchase Agreement, dated as of January 24, 1997,
                                among Blackstone Capital Partners II Merchant Banking Fund
                                L.P., Blackstone Offshore Capital Partners II Merchant Banking
                                Fund L.P., Blackstone Family Investment Partnership L.P.,
                                Haynes Holdings, Inc. and Haynes International, Inc.
                                (Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-
                                K Report, filed February 13, 1997, File No. 333-5411.)
                       2.02     Stock Redemption Agreement,  dated as of January
                                24,  1997,  among  MLGA  Fund  II,  L.P.,  MLGAL
                                Partners,   L.P.  and  Haynes   Holdings,   Inc.
                                (Incorporated  by  reference  to Exhibit 2.02 to
                                Registrant's Form 8-K Report, filed February 13,
                                1997, File No.
                                333-5411.)
                       2.03     Exercise and Repurchase  Agreement,  dated as of
                                January 24, 1997,  among Haynes  Holdings,  Inc.
                                and the holders as listed therein. (Incorporated
                                by  reference  to Exhibit  2.03 to  Registrant's
                                Form 8-K Report,  filed February 13, 1997,  File
                                No. 333-5411.)
                       2.04     Consent  Solicitation and Offer to Redeem, dated
                                January 30, 1997.  (Incorporated by reference to
                                Exhibit  2.04 to  Registrant's  Form 8-K Report,
                                filed February 13, 1997, File No. 333-5411.)
                       2.05     Letter of  Transmittal,  dated January 30, 1997.
                                (Incorporated  by  reference  to Exhibit 2.05 to
                                Registrant's Form 8-K Report, filed February 13,
                                1997, File No. 333-5411.)
        (3)            3.01     Restated Certificate of Incorporation of Registrant.  (Incorporated
                                by reference to Exhibit 3.01 to Registration Statement on Form S-
                                1, Registration No. 33-32617.)
                       3.02     By-laws of Registrant.  (Incorporated by reference to Exhibit 3.02 to Registration Statement on Form S-1, Registration No. 33-
                                32617).
        (4)            4.01     Indenture, dated as of August 23, 1996, between Haynes
                                International, Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior Notes Due 2004, table of contents and
                                cross-reference sheet. (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-K Report for the year ended
                                September 30, 1996, File No. 333-5411.)
                       4.02     Form  of  11  5/8%   Senior   Note   Due   2004.
                                (Incorporated  by  reference  to Exhibit 4.02 to
                                the  Registrant's  Form 10-K Report for the year
                                ended September 30, 1996, File No. 333-5411.)
       (10)            10.01    Form of Severance Agreements, dated as of March 10, 1989,
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


                                                    17 of 20





                       10.05    Amendment to Employment  Agreement,  dated as of
                                July 15, 1996 by and among Haynes International,
                                Inc.,  Haynes  Holdings,  Inc.  and  Michael  D.
                                Austin  (Incorporated  by  reference  to Exhibit
                                10.15   to   Registration   Statement   on  S-1,
                                Registration No.
                                333-05411).
                       10.06    Haynes Holdings, Inc. Employee Stock Option Plan.
                                (Incorporated by reference to Exhibit 10.08 to Registration
                                Statement on Form S-1, Registration No. 33-32617.)
                       10.07    First  Amendment  to the Haynes  Holdings,  Inc.
                                Employee  Stock  Option  Plan,  dated  March 31,
                                1997.  (Incorporated  by  reference  to  Exhibit
                                10.18 to  Registrant's  Form 10-Q Report,  filed
                                May 15, 1997, File No. 333-5411.)
                       10.08    Form of "New Option" Agreements between Haynes Holdings,
                                Inc. and the executive officers of Haynes International, Inc.
                                named in the schedule to the Exhibit.  (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-1,
                                Registration No. 33-32617.)
                       10.09    Form of "September  Option"  Agreements  between
                                Haynes Holdings, Inc. and the executive officers
                                of  Haynes  International,  Inc.  named  in  the
                                schedule  to  the  Exhibit.   (Incorporated   by
                                reference  to  Exhibit  10.10  to   Registration
                                Statement   on  Form   S-1,   Registration   No.
                                33-32617.)
                       10.10    Form of "January 1992 Option" Agreements between
                                Haynes Holdings, Inc. and the executive officers
                                of  Haynes  International,  Inc.  named  in  the
                                schedule  to  the  Exhibit.   (Incorporated   by
                                reference  to  Exhibit  10.08  to   Registration
                                Statement   on  Form   S-4,   Registration   No.
                                33-66346.)
                       10.11    Form   of   "Amendment   to   Holdings    Option
                                Agreements"  between Haynes  Holdings,  Inc. and
                                the executive officers of Haynes  International,
                                Inc.  named  in the  schedule  to  the  Exhibit.
                                (Incorporated  by reference to Exhibit  10.09 to
                                Registration Statement on Form S-4, Registration
                                No. 33-66346.)
                       10.12    Form of March 1997 Amendment to Holdings  Option
                                Agreements.   (Incorporated   by   reference  to
                                Exhibit 10.23 to Registrant's  Form 10-Q Report,
                                filed May 15, 1997, File No. 333- 5411.)
                       10.13    March 1997  Amendment  to Amended  and  Restated
                                Holdings Option Agreement, dated March 31, 1997.
                                (Incorporated  by reference to Exhibit  10.24 to
                                Registrant's  Form  10-Q  Report,  filed May 15,
                                1997, File No. 333-5411.)
                       10.14    Amended and Restated Loan and Security Agreement
                                by and among  CoreStates Bank, N.A. and Congress
                                Financial  Corporation  (Central),  as  Lenders,
                                Congress  Financial  Corporation  (Central),  as
                                Agent for  Lenders,  and  Haynes  International,
                                Inc., as Borrower. (Incorporated by reference to
                                Exhibit  10.19  to the  Registrant's  Form  10-K
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


                                                    18 of 20





                       10.16    Amendment No. 2 to Amended and Restated Loan and
                                Security  Agreement,  dated  January  29,  1997,
                                among   CoreStates   Bank,   N.A.  and  Congress
                                Financial  Corporation  (Central),  as  Lenders,
                                Congress  Financial  Corporation  (Central),  as
                                agent for  Lenders,  and  Haynes  International,
                                Inc. (Incorporated by reference to Exhibit 10.01
                                to Registrant's Form 8-K Report,  filed February
                                13, 1997, File No. 333-5411.)
                       10.17    Agreement by and between  Galen Hodge and Haynes
                                International, dated January 13, 1998
                                (Incorporated by reference to Exhibit 10.17 to
                                Registrant's Form 10-Q Report filed February 13,
                                1998, File No. 333-5411).
                       10.18    Facility  Management  Agreement  by  and between
                                Republic  Engineered  Steels,  Inc.  and  Haynes
                                International, Inc., dated April 15, 1999.
       (11)                     No Exhibit.
       (15)                     No Exhibit.
       (18)                     No Exhibit.
       (19)                     No Exhibit.
       (22)                     No Exhibit.
       (23)                     No Exhibit.
       (24)                     No Exhibit.
       (27)            27.01    Financial Data Schedule.
       (99)                     No Exhibit.



                                                    19 of 20