Form 10-Q
period 1999-06-30
HAYNES INTERNATIONAL INC
filed 1999-08-13
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)


[  X  ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the quarterly period ended June 30, 1999.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 13, 1999, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION                                                                          Page

Item 1.         Financial Statements:

                Consolidated Condensed Balance Sheets as of
                September 30, 1998 and June 30, 1999                                                              3

                Consolidated Condensed Statements of Operations for the Three Months and Nine
                Months ended June 30, 1998 and 1999                                                               4

                Consolidated Condensed Statements of Comprehensive Income for the Three Months                    5
                and Nine Months ended June 30, 1998 and 1999

                Consolidated Condensed Statements of Cash Flows for the Nine Months ended June
                30, 1998 and 1999                                                                                 6

                Notes to Consolidated Condensed Financial Statements                                              7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                               9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                       16

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                16

Item 2.         Changes in Securities and Use of Proceeds                                                        16

Item 3.         Defaults Upon Senior Securities                                                                  16

Item 4.         Submission of Matters to a Vote of Security Holders                                              16

Item 5.         Other Information                                                                                16

Item 6.         Exhibits and Reports on Form 8-K                                                                 16

                Signatures                                                                                       17

                Index to Exhibits                                                                                18

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)
                                                                          September 30,              June 30,
                                                                               1998                    1999
                                                                          -------------            -----------
ASSETS                                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                $  3,720              $  3,181
     Accounts and notes receivable, less allowance for
     doubtful accounts of $662 and $882, respectively                           45,974                38,346
     Inventories                                                                81,861                87,437
                                                                              ---------             ---------
         Total current assets                                                  131,555               128,964
                                                                              ---------             ---------
Property, plant and equipment (at cost)                                         99,744               106,188
Accumulated depreciation                                                       (70,117)              (73,597)
                                                                              ---------             ---------
         Net property, plant and equipment                                      29,627                32,591

Deferred income taxes                                                           36,549                41,579
Prepayments and deferred charges, net                                            9,532                 9,748
                                                                              ---------             ---------
              Total assets                                                    $207,263              $212,882
                                                                              =========             =========
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                                    $ 20,823              $ 29,685
     Accrued postretirement benefits                                             4,500                 4,500
     Revolving credit                                                           35,273                32,600
     Note payable                                                                1,055                    65
     Income taxes payable                                                        1,731                   769
     Deferred income taxes                                                       1,199                   670
                                                                              ---------             ---------
         Total current liabilities                                              64,581                68,289
                                                                              ---------             ---------
Long-term debt, net of unamortized discount                                    139,549               139,495
Accrued postretirement benefits                                                 91,983                92,668
                                                                              ---------             ---------
              Total liabilities                                                296,113               300,452

Redeemable common stock of parent company                                        2,088                 2,088

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
     Additional paid-in capital                                                 49,087                49,087
     Accumulated deficit                                                      (143,000)             (138,767)
     Accumulated other comprehensive income                                      2,975                    22
                                                                              ---------             ---------
         Total capital deficiency                                              (90,938)              (89,658)
                                                                              ---------             ---------
              Total liabilities and capital deficiency                        $207,263              $212,882
                                                                              =========             =========


The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)

                                                        Three Months Ended            Nine Months Ended
                                                              June 30,                     June 30,
                                                       ----------------------         -----------------------
                                                          1998           1999             1998           1999
                                                       -------       --------         --------       --------
Net revenues                                           $60,867       $52,146         $187,146       $156,613
Cost of sales                                           47,665        40,731          144,833        119,952
Selling and administrative                               4,336         6,567           13,520         18,045
Research and technical                                     891           997            2,780          2,907
                                                       -------       --------         --------       --------
  Operating income                                       7,975         3,851           26,013         15,709
Other costs, net                                           359            59              722            344
Terminated acquisition costs                                                            7,500            359
Interest expense                                         5,244         5,127           15,966         15,292
Interest income                                            (14)          (29)             (84)           (79)
                                                       -------       --------         --------       --------
  Income (loss) before provision for (benefit
  from) income taxes and cumulative effect of a
  change in accounting principle                         2,386        (1,306)           1,909           (207)
Provision for (benefit from) income taxes                1,046          (384)           1,306         (4,440)
                                                       -------       --------         --------       --------
  Income (loss) before cumulative effect of a
  change in accounting principle                         1,340          (922)             603          4,233
Cumulative effect of a change in accounting
principle, net of tax benefit                                                            (450)
                                                       -------        -------         --------       --------
  Net income (loss)                                     $1,340         ($922)            $153         $4,233
                                                       =======       ========         ========       ========

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)



                                                              Three Months Ended       Nine Months Ended
                                                                   June 30,                 June 30,
                                                              ------------------       -----------------
                                                               1998        1999        1998       1999
                                                              ------    --------       -----     -------
Net Income (loss)                                             $1,340      ($922)       $153      $4,233
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment                      84       (977)       (164)     (2,953)
                                                              ------    --------       -----     -------
Other comprehensive income (loss)                                 84       (977)       (164)     (2,953)
                                                              ------    --------       -----     -------
     Comprehensive income (loss)                              $1,424    ($1,899)       ($11)     $1,280
                                                              ======    ========       =====     =======

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                             Nine Months Ended
                                                                                  June 30,
                                                                          -----------------------
                                                                            1998           1999
                                                                          --------       --------

Cash flows from operating activities:
         Net income                                                          $153         $4,233
         Depreciation                                                       5,950          4,082
         Amortization                                                         933            955
         Deferred income taxes                                                354         (5,466)
         Change in:
           Inventories                                                      8,901         (6,313)
           Accounts receivable                                             (6,462)         6,621
           Accounts payable and accruals                                       96          7,640
           Other, net                                                         221         (2,188)
                                                                          --------       --------
         Net cash provided by operating activities                         10,146          9,564
                                                                          --------       --------
Cash flows from investing activities:
         Additions to property, plant and equipment                        (3,850)        (7,387)
         Other investing activities                                           307            343
                                                                          --------       --------
         Net cash used in investing activities                             (3,543)        (7,044)
                                                                          --------       --------

Cash flows from financing activities:
         Net decrease in revolving credit and long-term debt               (7,681)        (2,865)
         Capital contribution of proceeds from exercise of
           stock options                                                       18
                                                                          --------       --------
         Net cash used in financing activities                             (7,663)        (2,865)
                                                                          --------       --------
Effect of exchange rates on cash                                              (11)          (194)
                                                                          --------       --------
Decrease in cash and cash equivalents                                      (1,071)          (539)

Cash and cash equivalents, beginning of period                              3,281          3,720
                                                                          --------       --------
Cash and cash equivalents, end of period                                  $ 2,210         $3,181
                                                                          ========       ========
Supplemental disclosures of cash flow information:
         Cash paid during period for:        Interest                     $10,964        $10,263
                                                                          ========       ========
                                             Income Taxes                 $ 1,948         $1,978
                                                                          ========       ========

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 1999



Note 1.  Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1998, filed by the Company with the Securities and Exchange Commission ("SEC") on December 22, 1998. The results of operations for the nine months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.  Inventories

     The following is a summary of the major classes of inventories:

                               September 30, 1998         June 30, 1999
                               ------------------         -------------
                                                            (Unaudited)
Raw Materials                             $ 3,535                $3,442
Work-in-process                            35,215                38,054
Finished Goods                             31,752                36,023
Other, net                                 11,359                 9,918
                                          -------               -------
Net inventories                           $81,861               $87,437
                                          =======               =======

Note 3.  Income Taxes

     The benefit from income taxes for the nine month period ended June 30, 1999, was due to the Company's adjustment in the second quarter of 1999 for deferred taxes with respect to the undistributed earnings of two foreign affiliates. The Company has concluded that the earnings of these two affiliates will be permanently invested overseas for the foreseeable future.

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

Note 5.  Terminated Acquisition Costs

     On March 3, 1998, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, and Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone"), had abandoned their attempt to acquire Inco Alloys International ("IAI"), a 100% owned business unit of Inco Limited ("Inco"). Certain deferred acquisition costs were charged to operations in the nine month periods ended June 30, 1998 and 1999.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 1999




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 1998, filed by the Company with the Securities and Exchange Commission on December 22, 1998.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net Revenues. Net revenues decreased approximately $8.8 million to approximately $52.1 million in the third quarter of 1999 from approximately $60.9 million in the third quarter of 1998. The average selling price per pound declined to $11.40 from $13.35, for the third quarter of 1999 compared to the same period in 1998, while volume remained relatively flat.

     Sales to the aerospace industry in the third quarter of 1999 declined by 31.2% to $19.2 million from $27.9 million for the same period a year earlier. The decreased revenue can be attributed to a 23.2% reduction in volume, combined with a 10.1% decrease in the average selling price per pound. The lower average selling price per pound was caused by increased competition and reduced demand for aerospace flat products. The major volume decrease was caused by lower domestic and export sales directly to gas turbine component fabricators and forge shop reprocessors as the aerospace industry continues to adjust to the lower commercial aircraft build schedules.

     Sales to the chemical processing industry increased by 5.5% from approximately $18.2 million in the third quarter of 1998 to approximately $19.2 million for the same period in 1999. A 28.9% increase in volume offset an 18.1% decline in the average selling price per pound. The decline in average selling price can be attributed to heightened competition, adjustments for lower raw material prices and a higher proportion of sales of lower cost, lower priced plate products relative to sales of higher cost, high priced wire and tubular products.

     Sales to the land-based gas turbine industry increased by 74.4% in the third quarter of 1999 to approximately $6.8 million from $3.9 million for the comparable period in 1998. The increased revenue can be attributed to a 75.1% increase in volume, combined with a 1.0% increase in the average selling price. The increase in volume and average selling price per pound was due to improved domestic and affiliate shipments of proprietary and specialty alloy plate products.

     Sales to the flue gas desulfurization industry declined from approximately $2.1 million in the third quarter of 1998 to approximately $900,000 in the third quarter of 1999, due to the absence of any significant project related business in Europe. This market is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry in the third quarter of 1999 decreased to approximately $400,000 from approximately $3.0 million in the third quarter of 1998. Sales to this industry are typically linked to sour gas project requirements, which vary significantly from quarter to quarter.

     Sales to other industries declined by 9.6% to approximately $4.7 million in the third quarter of 1999 from approximately $5.2 million in the third quarter of 1998. An increase in volume related to waste management project activity in the United States was not sufficient to offset a decline in the average selling price due to proportionately higher sales of lower cost, lower priced alloy products.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 78.1% for the third quarter of 1999 compared to 78.3% in the same period last year. Lower raw material prices were partially offset by a greater proportion of lower priced, lower value added product forms such as plate and billet.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $2.3 million to approximately $6.6 million in the third quarter of 1999 from approximately $4.3 million in the same period a year ago, primarily as a result of expenses related to the Company's response to the Department of Justice's grand jury nickel industry investigation which began during the third quarter of 1999 and increased domestic and export selling costs.

     Research and Technical Expenses. Research and technical expenses increased approximately $100,000 to approximately $1.0 million in the third quarter of 1999 from approximately $900,000 in the third quarter of 1998, primarily as a result of increased outside research donations.

     Operating Income. As a result of the above factors, the Company recognized operating income for the third quarter of 1999 of approximately $3.9 million, approximately $800,000 of which was contributed by the Company's foreign subsidiaries. For the third quarter of 1998, operating income was approximately $8.0 million, of which approximately $2.1 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost decreased by approximately $300,000, due in part to increased foreign exchange gains in the third quarter of 1999.

     Interest Expense. Interest expense decreased approximately $200,000 to approximately $5.1 million for the third quarter of 1999 from approximately $5.3 million for the same period in 1998. Lower revolving credit balances and lower interest rates during the third quarter of fiscal 1999 contributed to this decrease.

     Income Taxes. An income tax benefit of approximately $400,000 was recorded for the third quarter of 1999 compared to income tax expense of approximately $1.0 million in fiscal 1998.

     Net Income (Loss). As a result of the above factors, the Company recognized a net loss for the third quarter of 1999 of approximately $900,000, compared to net income of approximately $1.3 million for the third quarter of 1998.









[Rest of page intentionally left blank.]

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

     Net Revenues. Net revenues decreased approximately $30.5 million, or 16.3%, to approximately $156.6 million in the first nine months of 1999 from approximately $187.1 million in the first nine months of 1998, primarily as a result of a 10.0% decrease in shipments, to approximately 12.6 million pounds in the first nine months of 1999, from approximately 14.0 million pounds in the first nine months of 1998. Volume decreases occurred in all markets but the chemical processing and land-based gas turbine markets. Average selling prices per pound decreased to $12.16 from $13.17 for the first nine months of 1999, compared to the same period in 1998.

     Sales to the aerospace industry in the first nine months of 1999 declined by 23.0% to $65.8 million from $85.5 million for the same period a year earlier due to a volume decline and a decrease in average selling prices. The volume decrease was caused by a reduction in flat products in the domestic market as the aerospace industry continues to make inventory adjustments for the announced changes in the commercial aircraft build schedules.

     Sales to the chemical processing industry declined by 7.7% from approximately $59.9 million to approximately $55.3 million due primarily to a 13.0% reduction in the average selling price per pound, partially offset by an increase in volume due to increased project activity in the United States. The decline in the average selling price was the result of heightened competition, combined with adjustments for declining raw material prices.

     Sales to the land-based gas turbine industry increased 22.3% for the first nine months of 1999 compared to the same period in 1998. A 25.3% increase in volume was slightly offset by a 2.4% decrease in the average selling price per pound, caused largely by an increased proportion of sales of lower priced product forms and alloys.

     Sales to the flue gas desulfurization industry declined from approximately $6.4 million to approximately $2.9 million due to the absence of any significant project business in the nine month period just ended. This market is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry in the first nine months of 1999 decreased to approximately $1.1 million from $4.5 million for the same period a year ago. The decline in sales can be attributed to an absence of any substantial project business. Volume requirements in this sector vary substantially from quarter-to-quarter and year-to-year.

     Sales to other industries declined by 21.5% to approximately $11.7 million from approximately $14.9 million due to an average selling price decline. The lower average selling price can be attributed to proportionately higher sales of lower cost, lower priced alloys.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 76.6% for the first nine months of 1999 compared to 77.4% in the same period last year. Lower raw material prices were partially offset by a greater proportion of lower priced, lower value added product forms such as plate and billet.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $4.5 million to approximately $18.0 million in the first nine months of 1999 from approximately $13.5 million in the same period a year ago as a result of expenses associated with the change in executive management, higher domestic and export selling costs, and the Company's response to the Department of Justice's grand jury nickel industry investigation.

     Research and Technical Expenses. Research and technical expenses increased approximately $100,000 in the first nine months of 1999 compared to the first nine months of 1998 due to increased salary and related benefits.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first nine months of 1999 of approximately $15.7 million, approximately $3.3 million of which was contributed by the Company's foreign subsidiaries. For the first nine months of 1998, operating income was approximately $26.0 million, of which approximately $5.4 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs decreased approximately $400,000 from approximately $700,000 in the first nine months of 1998 to approximately $300,000 for the first nine months of 1999, primarily as a result of foreign exchange gains realized in the first nine months of 1999.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $7.5 million were recorded in the first nine months of 1998 in connection with the abandoned attempt to acquire IAI by Holdings. In the first nine months of 1999 additional expenses were incurred of $359,000 related to the terminated acquisition.

     Interest Expense. Interest expense decreased approximately $700,000 to approximately $15.3 million for the first nine months of 1999 from approximately $16.0 million for the same period in 1998. Lower revolving credit balances and lower interest rates contributed to this decrease.

     Income Taxes. The benefit from income taxes of approximately $4.4 million for the first nine months of 1999 decreased by approximately $5.7 million from tax expense of approximately $1.3 million for the first nine months of 1998 due primarily to an adjustment of deferred income taxes for certain foreign earnings that will not be remitted to the United States.

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

     Net Income. As a result of the above factors, the Company recognized net income for the first nine months of 1999 of approximately $4.2 million, compared to net income of approximately $200,000 for the first nine months of 1998.

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $7.4 million in the first nine months of 1999, compared to capital expenditures of approximately $3.9 million for the first nine months of 1998. The remainder of planned 1999 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with CoreStates Bank, N.A. and Congress Financial Corporation (the "Facility"). The Facility expires August 23, 1999. The Company is exploring its options to either renew or refinance the Facility with terms consistent with the current credit arrangement. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first nine months of 1999 was approximately $9.6 million, as compared to approximately $10.1 million in the first nine months of 1998. The positive cash flow from operations for 1999 was primarily the result of an increase in accounts payable and accrued expenses of approximately $7.7 million, a decrease in accounts receivable of approximately $6.6 million, non-cash depreciation and amortization expense of approximately $5.1 million, and net income of approximately $4.2 million. The cash flow was also affected by a non-cash increase in the deferred tax asset of approximately $5.5 million, an increase in inventories of approximately $6.3 million, and other net adjustments used in operating activities of approximately $2.2 million.

     Net cash used in  investing  activities  increased  to  approximately  $7.0 million in the fist nine months of 1999 from approximately $3.5 million in the same period for 1998, primarily as a result of increased capital spending. Net cash used in financing activities for the first nine months of 1999 was approximately $2.9 million, compared to approximately $7.7 million for the first nine months of 1998, primarily as a result of decreased net borrowings by the Company in support of decreased working capital requirements.

     Cash for the first nine months of 1999 decreased approximately $500,000, resulting in a June 30, 1999 cash balance of approximately $3.2 million. Cash in the first nine months of 1998 decreased approximately $1.1 million, resulting in a cash balance of approximately $2.2 million at June 30, 1998.

     Total debt at June 30, 1999, was approximately $172.2 million compared to approximately $176.2 million at June 30, 1998, reflecting decreased borrowing under the Facility and by the Company's French foreign affiliate.

     At June 30, 1999, approximately $32.6 million had been borrowed pursuant to the Facility compared to approximately $35.7 million at June 30, 1998. In addition, as of June 30, 1999, approximately $3.3 million in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $12.6 million on the Facility at June 30, 1999.

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

Recent Developments

     The Company announced on April 15, 1999, that it has entered into a facility management agreement with the Stainless & Specialty Steels Division of Republic Technologies International ("Specialty Division"). The Specialty Division is a leading producer and supplier of stainless, aerospace alloy steels, tool steels, and forged carbon and alloy steels. These products are processed in two plants in the United States, one in Baltimore, Maryland and the other in Canton, Ohio. The broad range of products produced in these two plants are supplied to aerospace forgers, specialized service centers supplying aerospace, stainless and tool steel distributors, and original equipment manufacturers. Until certain legal and financial transactions occur, the Specialty Division will remain part of Republic Technologies. Ultimately, ownership is expected to be transferred to the Company.

Grand Jury Investigation

     A Federal Grand Jury is investigating possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, is responding to the government's request. The Company has engaged outside legal counsel to represent its interest in the investigation. Certain costs paid and accrued by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. At June 30, 1999, these costs were approximately $1.7 million. The Company expects to incur additional costs through September 30, 1999 with respect to this investigation.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

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

     The Company has already devoted significant amounts of time to ensure all exposures are eliminated by December 1999, or sooner. In fiscal 1995, the Company began its upgrade of the current IBM mainframe and an IBM System/36 used for the Company's primary business system and received approval from the Board of Directors in early fiscal 1996 for a $4.4 million new integrated information system to replace the mainframe (of which approximately $3.0 million had been spent through June 30, 1999, including $750,000 of business process reengineering costs). This project includes new IBM AS/400 equipment and an enterprise level software package called BPCS(TM), by System Software and Associates, which is Year 2000 compliant and is slated for completion in October 1999. The costs for upgrading the stand-alone manufacturing and lab equipment controls have been budgeted for fiscal 1999 as part of the spending or capital expenditure budgets. The payroll system became Year 2000 compliant in October, 1998.

     Surveys have been completed for the Company's customers and the Company has sent surveys to its critical suppliers (generally $100,000 in purchases and above) to assess their Year 2000 readiness. Currently there is no indication that our suppliers will not be Year 2000 ready.

     The total estimated costs as of June 30, 1999, for Year 2000 compliance (other than the $4.4 million integrated information system mentioned above) are currently estimated at approximately $600,000 for some critical and all non-critical exposures and $1.2 million for capital expenditures related to other critical exposures. The Company intends to use its cash availability under its revolving credit facility to finance these expenditures.

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

     The Company has an understanding with Mr. Petro and Mr. Tundermann pursuant to which they will be paid an annual base salary of $360,000 and $170,000, respectively, for calendar year 1999 with certain increases for the next two years. The Company intends to provide certain standard benefits and other perquisites to Mr. Petro and Mr. Tundermann.

















[Rest of page intentionally left blank.]

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 1999, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The Company did not have any outstanding commodity contracts at June 30, 1999.

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

     At June 30, 1999, the Company had no foreign currency exchange contracts.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

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



                           HAYNES INTERNATIONAL, INC.




                            /s/   Francis J. Petro
                           -------------------------------------
                           Francis J. Petro
                           President and Chief Executive Officer





                            /s/   Joseph F. Barker
                           -------------------------------------
                           J. F. Barker
                           Vice President, Finance
                           Chief Financial Officer




Date: August 13, 1999

INDEX TO EXHIBITS

                                                                                             Sequential
    Number                                                                                    Numbering
  Assigned In                                                                                System Page
Regulation S-K                                                                                Number of
                                      Description of Exhibit                                   Exhibit
   Item 601
      (2)            2.01    Stock  Purchase  Agreement, dated as of January 24,
                             1997, among Blackstone Capital Partners II Merchant
                             Banking  Fund  L.P.,  Blackstone  Offshore  Capital
                             Partners II  Merchant Banking Fund L.P., Blackstone
                             Family   Investment    Partnership   L.P.,   Haynes
                             Holdings,  Inc.  and   Haynes  International,  Inc.
                             (Incorporated  by  reference  to  Exhibit  2.01  to
                             Registrant's  Form  8-K  Report, filed February 13,
                             1997, File No. 333-5411.)
                     2.02    Stock Redemption  Agreement,  dated as of January
                             24,  1997,   among  MLGA  Fund  II,  L.P.,  MLGAL
                             Partners,   L.P.   and  Haynes   Holdings,   Inc.
                             (Incorporated  by  reference  to Exhibit  2.02 to
                             Registrant's Form 8-K Report,  filed February 13,
                             1997, File No.
                             333-5411.)
                     2.03    Exercise and  Repurchase  Agreement,  dated as of
                             January 24, 1997, among Haynes Holdings, Inc. and
                             the holders as listed therein.  (Incorporated  by
                             reference  to Exhibit 2.03 to  Registrant's  Form
                             8-K Report, filed February 13, 1997, File No.
                             333-5411.)
                     2.04    Consent  Solicitation and Offer to Redeem,  dated
                             January 30, 1997.  (Incorporated  by reference to
                             Exhibit  2.04 to  Registrant's  Form 8-K  Report,
                             filed February 13, 1997, File No. 333-5411.)
                     2.05    Letter of  Transmittal,  dated  January 30, 1997.
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
                             (Incorporated  by reference  to Exhibit  10.17 to
                             Registrant's  Form 10-Q Report filed February 13,
                             1998, File No. 333-5411).
                    10.18    Facility  Management  Agreement  by  and  between
                             Republic   Engineered   Sales,  Inc.  and  Haynes
                             International,   Inc.,   dated  April  15,  1999.
                             (Incorporated  by reference  to Exhibit  10.18 to
                             Registrant's Form 10-Q Report filed May 14, 1999,
                             File No. 333-5411)
     (11)                    No Exhibit.
     (15)                    No Exhibit.
     (18)                    No Exhibit.
     (19)                    No Exhibit.
     (22)                    No Exhibit.
     (23)                    No Exhibit.
     (24)                    No Exhibit.
     (27)           27.01    Financial Data Schedule.
     (99)                    No Exhibit.
