Form 10-K
period 1999-09-30
HAYNES INTERNATIONAL INC
filed 1999-12-29
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-K

(Mark One)


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 by Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [X]

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 23, 1999 was 100.

Documents Incorporated by Reference:  None

The Index to Exhibits begins on page 70.

Total pages:    74

TABLE OF CONTENTS

Part I                                                                      Page

Item 1.     Business                                                           3
Item 2.     Properties                                                        13
Item 3.     Legal Proceedings                                                 14
Item 4.     Submission of Matters to a Vote of Security Holders               14

Part II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                               14
Item 6.     Selected Consolidated Financial Data                              15
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               18
Item 7a.    Quantitative and Qualitative Disclosures About
            Market Risk                                                       31
Item 8.     Financial Statements and Supplementary Data                       32
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               55

Part III
Item 10.    Directors and Executive Officers of the Registrant                56
Item 11.    Executive Compensation                                            59
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                        67
Item 13.    Certain Relationships and Related Transactions                    68

Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                       68

Part I
Item 1.  Business

General

     The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines used for power generation, and waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 67% of the Company's net revenues in fiscal 1999. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

     High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry. The Company derived approximately 32% of its fiscal 1999 net revenues from products that are protected by United States patents and approximately 19% of its net revenues from sales of products that are not patented, but for which the Company has limited or no competition.

Products

     The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by such foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section. In fiscal 1999, HTA and CRA products accounted for approximately 64% and 36%, respectively, of the Company's net revenues.

     HTA products are used primarily in manufacturing components for the hot sections of jet engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace industry, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generators, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations.

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

     High Temperature Alloys The following table sets forth information with respect to certain of the Company's significant high temperature alloys:


Alloy and Year Introduced            End Markets and Applications (1)                     Features
-------------------------            --------------------------------                     --------
HAYNES HR-160 (1990) (2)             Waste incineration/CPI-boiler tube          Good resistance to sulfidation at high
                                     shields                                     temperatures
HAYNES 242 (1990) (2)                Aero-seal rings                             High strength, low expansion and good
                                                                                 fabricability
HAYNES HR-120 (1990) (2)             LBGT -cooling shrouds                       Good strength-to-cost ratio as compared
                                                                                 to competing alloys
HAYNES 230 (1984) (2)                Aero/LBGT-ducting, combustors               Good combination of strength,
                                                                                 stability, oxidation resistance and
                                                                                 fabricability
HAYNES 214 (1981) (2)                Aero-honeycomb seals                        Good combination of oxidation
                                                                                 resistance and fabricability among
                                                                                 nickel-based alloys
HAYNES 188 (1968) (2)                Aero-burner cans, after-burner              High strength, oxidation resistant
                                     components                                  cobalt-based alloys
HAYNES 625 (1964)                    Aero/CPI-ducting, tanks, vessels,           Good fabricability and general
                                     weld overlays                               corrosion resistance
HAYNES 263 (1960)                    Aero/LBGT-components for gas                Good ductility and high strength at
                                     turbine hot gas exhaust pan                 temperatures up to 1600EF
HAYNES 718 (1955)                    Aero-ducting, vanes, nozzles                Weldable high strength alloy with good
                                                                                 fabricability
HASTELLOY X (1954)                   Aero/LBGT-burner cans, transition           Good high temperature strength at
                                     ducts                                       relatively low cost
HAYNES Ti 3-2.5 (1950)               Aero-aircraft hydraulic and fuel            Light weight, high strength
                                     systems components                          titanium-based alloy
HAYNES 25 (1925)                     Aero-gas turbine parts, bearings,           Excellent strength good oxidation
                                     and various industrial applications         resistance to 1800(degree)F

(1) "Aero" refers to aerospace; "LBGT" refers to land-based gas turbines; "CPI" refers to the chemical processing industry.

(2) Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

     The higher volume HTA products, including HAYNES 625, HAYNES 718 and HASTELLOY X, are generally considered industry standards, especially in the manufacture of jet aircraft engines and LBGT. These products have been used in such applications since the 1950's and because of their widespread use have been most subject to competitive pricing pressures. In fiscal 1999, sales of these HTA products accounted for approximately 23% of the Company's net revenues.

     The Company also produces and sells cobalt-based alloys introduced over the last three decades, which are more highly specialized and less price competitive than nickel-based alloys. HAYNES 188 and HAYNES 25 are the most widely used of the Company's cobalt-based products and accounted for approximately 15% of the Company's net revenues in fiscal 1999. Three of the more recently introduced HTA products, HAYNES 242, HAYNES 230 and HAYNES 214, initially developed for the aerospace and LBGT markets, are still patent-protected and together accounted for approximately 7% of the Company's net revenues in fiscal 1999. These newer alloys are continuing to gain acceptance for applications in industrial heating and waste incineration.

     HAYNES HR-160 and HAYNES HR-120 were introduced in fiscal 1990 and targeted for sale in waste incineration and industrial heat treating applications, respectively. HAYNES HR-160 is a higher priced cobalt-containing alloy designed for use when the need for long-term performance outweighs initial cost considerations. Potential applications for HAYNES HR-160 include use in key components in waste incinerators, chemical processing equipment, mineral processing kilns and fossil fuel energy plants. HAYNES HR-120 is a lower priced, iron-based alloy and is designed to replace competitive alloys not manufactured by the Company that may be slightly lower in price, but are also less effective. Recently, HAYNES HR-120 has been specified for a significant ring application for a major land-based gas turbine manufacturer. In fiscal 1999, these two alloys accounted for approximately 3% of the Company's net revenues.

     The Company also produces seamless titanium tubing for use as hydraulic lines in airframes and as bicycle frames. During fiscal 1999, sales of these products accounted for approximately 4% of the Company's net revenues.

     Corrosion Resistant Alloys The following table sets forth information with respect to certain of the Company's significant corrosion resistant alloys:

Alloy and Year Introduced             End Markets and Applications(1)                    Features
-------------------------             -------------------------------                    --------
HASTELLOY C-2000 (1995) (2)           CPI-tanks, mixers, piping             Versatile alloy with good resistance
                                                                            to uniform corrosion
HASTELLOY B-3 (1994) (2)              CPI-acetic acid plants                Better fabrication characteristics
                                                                            compared to other nickel-molybdenum
                                                                            alloys
HASTELLOY D-205 (1993) (2)            CPI-plate heat exchangers.            Corrosion resistance to hot sulfuric
                                                                            acid
ULTIMET (1990) (2)                    CPI-pumps, valves                     Wear and corrosion resistant
                                                                            nickel-based alloy
HASTELLOY G-50 (1989)                 Oil and gas-sour gas tubulars         Good resistance to down hole corrosive
                                                                            environments
HASTELLOY C-22 (1985) (2)             CPI/FGD-tanks, mixers, piping         Resistance to localized corrosion and
                                                                            pitting
HASTELLOY G-30 (1985) (2)             CPI-tanks, mixers, piping             Lower cost alloy with good corrosion
                                                                            resistance in phosphoric acid
HASTELLOY B-2 (1974)                  CPI-acetic acid                       Resistance to hydrochloric acid and
                                                                            other reducing acids
HASTELLOY C-4 (1973)                  CPI-tanks, mixers, piping             Good thermal stability

HASTELLOY C-276 (1968)                CPI/FGD/oil and gas-tanks, mixers,    Broad resistance to many environments
                                      piping

(1) "CPI" refers to the chemical processing industry; "FGD" refers to flue gas desulfurization industry.

(2) Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

     During fiscal 1999, sales of the CRA alloys HASTELLOY C-276, HASTELLOY C-22 and HASTELLOY C-4 accounted for approximately 25% of the Company's net revenues. HASTELLOY C-276, introduced by the Company in 1968, is recognized as a standard for corrosion protection in the chemical processing industry and is also used extensively for FGD and oil and gas exploration and production applications. HASTELLOY C-22, a proprietary alloy of the Company, was introduced in 1985 as an improvement on HASTELLOY C-276 and is currently sold to the chemical processing and FGD markets for essentially the same applications as HASTELLOY C-276. HASTELLOY C-22 offers greater and more versatile corrosion resistance and therefore has gained market share at the expense of the non-proprietary
HASTELLOY C-276. HASTELLOY C-4 is specified in many chemical processing applications in Germany and is sold almost exclusively to that market.

     The Company also produces alloys for more specialized applications in the chemical processing industry and other industries. For example, HASTELLOY B-2 was introduced in 1970 for use in the manufacture of equipment utilized in the production of acetic acid and ethyl benzine and is still sold almost exclusively for those purposes. HASTELLOY B-3 was developed for the same applications and has greater ease in fabrication. The Company expects HASTELLOY B-3 to eventually replace HASTELLOY B-2. HASTELLOY G-30 is used primarily in the production of super phosphoric acid and fluorinated aromatics. HASTELLOY G-50 has gained acceptance as a lower priced alternative to HASTELLOY C-276 for production of tubing for use in sour gas wells. These more specialized products accounted for approximately 8% of the Company's net revenues in fiscal 1999.

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

     The Company's latest Ni-Cr-Mo alloy, HASTELLOY C-2000, combines many of the corrosion resistant properties of existing Ni-Cr-Mo alloys, such as HASTELLOY C-22 and HASTELLOY C-276, making it the most versatile of those alloys. It can be used in both oxidizing and reducing environments and is expected to be used extensively in the chemical processing industry and the flue gas desulfurization
(FGD) markets.

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

    Land-Based Gas Turbines. The LBGT industry continues to be a growing market, with demand for the Company's products driven by the construction of cogeneration facilities and electric utilities operating electric generating facilities. Demand for the Company's alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities are gaining acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. The demand for land-based gas turbines is also growing rapidly for use in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coast line. Further demand growth is generated by natural gas pipeline construction which requires gas turbines to drive the compressor stations.

    Flue Gas Desulfurization. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. In the United States, the Clean Air Act of 1990, as amended (the "Clean Air Act"), mandates a two-phase program aimed at significantly reducing sulfur dioxide (SO2) emissions from electric generating facilities powered by fossil fuels by 2000. Canada and its provinces have also set goals to reduce emissions of SO2 over the next several years. Phase I of the Clean Air Act program affected approximately 100 steam-generating plants representing 261 operating units fueled by fossil fuels, primarily coal. Of these 261 units, 25 units were retrofitted with FGD systems while the balance opted mostly for switching to low sulfur coal to achieve compliance. The market for FGD systems peaked in 1992 at approximately $1.1 billion, and then dropped sharply in 1993 to a level of approximately $174.0 million due to a curtailment of activity associated with Phase I. Phase II compliance begins in 2000 and affects 785 generating plants with more than 2,100 operating units. Options available under the Clean Air Act to bring the targeted facilities into compliance with Phase II SO2 emissions requirements include fuel switching, clean coal technologies, purchase of SO2 allowances, closure of facilities and off-gas scrubbing utilizing FGD technology.

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

     The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Pacific Rim. Effective January, 1999, the Company transferred its Kokomo, Indiana service center to a leased site in Lebanon, Indiana. This new facility has water jet cutting capability and specialized cutting equipment to service the Company's customers more efficiently. Effective December, 1999, the Company organized a wholly-owned subsidiary in Singapore to enhance the sale of its products in the Pacific Rim. Approximately 81% of the Company's net revenues in fiscal 1999 was generated by the Company's direct sales organization. The remaining 19% of the Company's fiscal 1999 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years. The following table sets forth the approximate percentage of the Company's fiscal 1999 net revenues generated through each of the Company's distribution channels.

                                             DOMESTIC       FOREIGN       TOTAL
                                             --------       -------       -----
Company sales office/direct..................  29%             8%           37%
Company-owned service centers................  21%            23%           44%
Independent distributors/sales agents........  12%             7%           19%
                                              ----           ----          ----

    Total....................................  62%            38%          100%
                                              ====           ====          ====

     The top twenty customers not affiliated with the Company accounted for approximately 41% of the Company's net revenues in fiscal 1999. Sales to Spectrum Metals, Inc. and Rolled Alloys, Inc., which are affiliated with each other, accounted for an aggregate of 10% of the Company's net revenues in fiscal 1999. No other customer of the Company accounted for more than 10% of the Company's net revenues in fiscal 1999.

     The Company's foreign and export sales were approximately $81.5 million, $100.4 million, and $83.1 million for fiscal 1997, 1998 and 1999, respectively. Additional information concerning foreign operations and export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

Manufacturing Process

     High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, tubular, billet, bar and wire forms, which represented 45%, 29%, 7%, 13%, 3% and 3%, respectively, of total volume sold in fiscal 1999 (after giving effect to the conversion of billet to bar by the Company's U.K. subsidiary).

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

     The Argon Oxygen Decarburization ("AOD") gas controls in the Company's primary melt facility remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the alloys. The AOD gas control system also allows for statistical process control monitoring in real time to improve product quality.

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

Backlog

     As of September 30, 1999, the Company's backlog orders aggregated approximately $41.8 million, compared to approximately $40.2 million at September 30, 1998, and approximately $60.6 million at September 30, 1997. Substantially all orders in the backlog at September 30, 1999 are expected to be shipped within the twelve months beginning October 1, 1999. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.

THE COMPANY'S BACKLOG
AT FISCAL QUARTER END
(IN MILLIONS)

            1995            1996         1997            1998           1999
           -----           -----        -----           -----          -----
1st        $49.7           $61.2        $63.8           $60.8          $45.7
2nd        $64.8           $61.9        $65.4           $56.2          $46.8
3rd        $55.8           $57.5        $55.5           $51.0          $44.5
4th        $49.9           $53.7        $60.6           $40.2          $41.8

Raw Materials

    Nickel is the primary material used in the Company's alloys. Each pound of alloy contains, on average, 0.48 of a pound of nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap. The significant sources of cobalt are the countries of Zambia, Zaire and Russia; all other raw materials used by the Company are available from a number of alternative sources.

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

     Raw material costs account for a significant portion of the Company's cost of sales. The prices of the Company's products are based in part on the cost of raw materials, a significant portion of which is nickel. Effective October 1, 1998, the Company ceased its hedging activities for nickel due to the low sustained levels of nickel prices at that time. The following table sets forth the average per pound price for nickel as reported by the London Metals Exchange for the fiscal years indicated.

                               Year Ended
                              September 30,                    Average Price
                              -------------                    -------------
         1988...............................................      $4.12
         1989...............................................       5.77
         1990...............................................       4.29
         1991...............................................       4.21
         1992...............................................       3.48
         1993...............................................       2.53
         1994...............................................       2.54
         1995...............................................       3.66
         1996...............................................       3.56
         1997...............................................       3.22
         1998...............................................       2.40
         1999...............................................       2.29

Research and Technical Development

     The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 1999, the research and technical development staff consisted of 42 persons, 16 of whom have engineering or science degrees, including six with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

     Research and technical development costs relate mainly to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to provide technical support to the commercial and manufacturing groups and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.9 million, $3.9 million and $3.8 million for research and technical development activities for fiscal 1999, 1998 and 1997, respectively.

     During fiscal 1999, exploratory alloy development projects were focused on new high temperature alloy products for gas turbine and industrial heat service. Engineering projects include new manufacturing process development, specialized test data development and application support for large volume projects involving power generation and radioactive waste containment. The Company is continuing to develop an extensive database storage and retrieval system to better manage its corrosion, high temperature and mechanical property data.

     Over the last ten years, the Company's technical programs have yielded nine new proprietary alloys and 14 United States patents, with an additional two United States patent applications pending. The Company currently maintains a total of about 31 United States patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. In fiscal 1999, approximately 32% of the Company's net revenues was derived from the sale of patented products and an additional approximately 40% was derived from the sale of products for which patents formerly held by the Company had expired. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Six of the alloys considered by management to be of future commercial significance, HASTELLOY G-30, HAYNES 230, HASTELLOY C-22, HAYNES HR-120, HAYNES 242 and ULTIMET, are protected by United States patents that continue until the years 2001, 2002, 2002, 2008, 2008 and 2009, respectively.

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

Employees

     As of September 30, 1999, the Company had approximately 1,037 employees. All eligible hourly employees at the Kokomo plant and Lebanon Service Center are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on June 11, 1999, and which expires on June 11, 2002. As of September 30, 1999, 533 employees of the Kokomo and Lebanon facilities were covered by the collective bargaining agreement. The Company has not experienced a strike at the Kokomo plant since 1967. None of the employees of the Company's Arcadia, Louisiana or Openshaw, England plants are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

Environmental Matters

     The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.3 million for fiscal 1999 and are expected to be approximately $1.6 million for fiscal year 2000. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, record keeping requirements relating to, and handling of, polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Additions and improvements may be required at the Kokomo, Indiana Wastewater Treatment Facility based on proposed restrictions of the local sewer use ordinance.
Although the Company does not believe that similar regulatory or enforcement actions would have a material impact on its operations, there can be no assurance that violations will not be alleged or will not result in the assessment of additional penalties in the future. As of September 30,1999, capital expenditures of approximately $120,000 and $525,000 were budgeted for wastewater treatment improvements and for air pollution control improvements, respectively.

     The Company has received permits from the Indiana Department of Environmental Management ("IDEM") and the U.S. Environmental Protection Agency ("EPA") to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. The closure project entailed installation of a clay liner under the disposal areas, a leachate collection system and a clay cap and revegetation of the site. Construction was completed in May 1994 and closure certification was received in fiscal 1999. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. The Company believes that some or all of these contaminants may have migrated from a nearby superfund site. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo facility, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to obtain permits and undertake other closure projects and post-closure commitments for any other waste management unit determined to exist at the facility.

     As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and EPA of the Company's capability to satisfy closure and post-closure ground water monitoring requirements, including possible future corrective action as necessary.

     The Company has completed an investigation, pursuant to a work plan approved by the EPA, of eight specifically identified solid waste management units at the Kokomo facility. Results of this investigation have been filed with the EPA. Based on the results of this investigation compared to Indiana's Tier II clean-up goals, the Company believes that no further actions will be necessary. Until the EPA and the IDEM review the results, the Company is unable to determine whether further corrective action will be required or, if required, whether it will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of its wastes. The Company's operations generate hazardous wastes, and, while a large percentage of these wastes are reclaimed or recycled, the Company also accumulates hazardous wastes at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous waste transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and state counterparts. CERCLA imposes strict, joint and several liability for investigatory and cleanup costs upon waste generators, site owners and operators and other potentially responsible parties ("PRPs"). Based on its prior shipment of certain hydraulic fluid, the Company is one of approximately 300 PRPs in connection with the proposed cleanup of the Fisher-Calo site in Indiana. The PRPs have negotiated a Consent Decree implementing a remedial design/remedial action plan ("RD/RA") for the site with the EPA. The Company has paid approximately $138,000 as its share of the total estimated cost of the RD/RA under the Consent Decree. Based on information available to the Company concerning the status of the cleanup efforts at the site, the large number of PRPs and the prior payments made by the Company, management does not expect the Company's involvement in this site to have a material adverse effect on the financial condition, results of operations or liquidity of the Company. The Company may have generated hazardous wastes disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

Item 2.  Properties

     The Company's owned facilities, and the products provided at each facility, are as follows:

       Kokomo, Indiana--all product forms, other than tubular goods. Arcadia, Louisiana--welded and seamless tubular goods.
       Openshaw, England--bar and billet for the European market. Zurich, Switzerland - all product forms.

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

Item 3.  Legal Proceedings

     A Federal Grand Jury is investigating possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, is responding to the Government's request. The Company has engaged outside legal counsel to represent its interest in the investigation. Certain costs incurred by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. For the year ended September 30, 1999, these costs were approximately $3.5 million, of which $2.8 million is included in other accrued expenses.

     While the outcome of the investigation cannot be predicted with certainty, in the opinion of management there will be no liability incurred in this matter other than ongoing legal expenses in its defense.

     The Company is also involved as the defendant in other various legal actions and is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

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

     As of December 23, 1999 there was one holder of the common stock of the Company.

     There have been no cash dividends declared on the common stock for the two fiscal years ended September 30, 1999 and 1998.

     The payment of dividends is limited by terms of certain debt agreements to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.











(Remainder of page intentionally left blank.)

Item 6.  Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except ratio data)

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1995, 1996, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of the Company.

     These selected financial data are not covered by the auditors' report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


                                                                                Year Ended September 30,
                                                      -----------------------------------------------------------------------------
Statement of Operations Data:                            1995             1996             1997            1998            1999
                                                      ----------     -------------     -----------     ------------     -----------
Net revenues                                          $ 201,933      $ 226,402         $235,760        $246,944         $208,986
Cost of sales                                           167,196        181,173          180,504         191,849          164,349
Selling and administrative expenses                      15,475         19,966(1)        18,311          18,166           25,201(2)
Recapitalization expense                                     --             --            8,694(3)           --               --
Research and technical expenses                           3,049          3,411            3,814           3,939            3,883
Operating income                                         16,213         21,852           24,437          32,990           15,553
Other cost, net                                           1,767            590              276             952              707
Terminated acquisition costs                                 --             --               --           6,199(4)           388(4)
Interest expense, net                                    19,904         21,102(1)        20,456          21,066           20,213
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                                (6,771)        (1,780)          36,315(5)        2,456              564
Extraordinary item, net of tax benefit                                  (7,256)(1)           --              --               --
Cumulative effect of change in accounting
principle (net of tax benefit)                               --             --               --            (450)(6)           --
                                                      ----------     -------------     -----------     ------------     -----------
Net income (loss)                                        (6,771)        (9,036)          36,315           2,006              564
                                                      ==========     =============     ===========     ============     ===========


                                                                                     September 30,
                                                      -----------------------------------------------------------------------------
Balance Sheet Data:                                      1995             1996             1997            1998            1999
                                                      ----------     -------------     -----------     ------------     -----------


Working capital(7)                                    $  62,616      $  57,307         $ 57,063        $ 66,974         $ 56,622
Property, plant and equipment, net                       36,863         31,157           32,551          29,627           32,572
Total assets                                            151,316        161,489          216,319         207,263          221,237
Total debt                                              152,477        169,097          184,213         175,877          183,879
Accrued post-retirement benefits                         94,830         95,813           96,201          96,483           97,662
Stockholder's equity (Capital deficiency)              (121,909)      (130,341)         (94,435)        (90,938)         (90,052)


                                                                                     September 30,
                                                      -----------------------------------------------------------------------------
Other Financial Data:                                    1995             1996             1997            1998            1999
                                                      ----------     -------------     -----------     ------------     -----------


Depreciation and amortization(8)                      $   9,000      $   9,042         $  8,197        $  8,148         $  5,388
Capital expenditures                                      1,934          2,092            8,863           5,919            8,102
EBITDA(9)                                                23,446         32,141           41,302          40,186           25,446
Ratio of EBITDA to interest expense                        1.18x          1.52x            2.02x           1.91x            1.26x
Ratio of earnings before fixed  charges to fixed
charges(10)                                                  --           1.01x            1.17x           1.22x              --
Net cash provided from (used in) operating
activities                                            $  (2,883)     $  (5,343)        $ (6,596)       $ 14,584         $   (509)
Net cash used in investment
activities.................................              (1,895)        (2,025)          (8,830)         (5,750)          (7,951)
Net cash provided from (used in) financing
activities...........                                     3,912          7,116           14,185          (8,562)           8,570



(1) During fiscal 1996, the Company successfully refinanced its debt with the issuance of $140,000 Senior Notes due 2004 and an amendment to its Revolving Credit Facility with Congress Financial Corporation ("Congress"). As a result of this refinancing effort, certain non-recurring charges were recorded as follows: (a) $7,256 was recorded as the aggregate of extraordinary items which represents the extraordinary loss on the redemption of the Company's 11 1/4% Senior Secured Notes due 1998, and 13 1/2% Senior Subordinated Notes due 1999 (collectively, the "Old Notes") and is comprised of $3,911 of prepayment penalties incurred in connection with the redemption of the Old Notes and $3,345 of deferred debt issuance costs which were written off upon consummation of the redemption of the Old Notes; (b) $1,837 of Selling and Administrative Expense which represents costs incurred with a terminated initial public offering of the Company's common stock; and (c) $924 of Interest Expense which represents the net interest expense (approximately $1,500 interest expense, less approximately $600 interest income) incurred during the period between the issuance of the Senior Notes and the redemption of the Old Notes.
(2) During fiscal 1999, the Company recorded approximately $3,462 in connection with a Federal Grand Jury investigation of the nickel alloy industry. These costs have been accounted for as Selling and administrative expenses and charged against income during the period. Also, the Company recorded approximately $1,750 in connection with the resignation of the Company's former Chief Executive Officer, and the appointment of the Company's new Chief Executive. Those costs were accounted for as Selling and administrative expenses and charged against income in the period.
(3) On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected the recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). Certain fees, totaling $6,237, paid by the Company in connection with the Recapitalization were accounted for as recapitalization expenses and charged  against  income  in  the  period.  Also  in  connection  with  the recapitalization, the Company recorded $2,457 of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management stock option agreements which eliminated put and call rights associated with the options.
(4) Terminated acquisition costs of approximately $6,199 and $388 were recorded in fiscal 1998 and 1999 in connection with the abandoned attempt to acquire Inco Alloys International by Holdings. These costs previously had been deferred.
(5) The Company recorded profit before tax of $3,705 and net income of $36,315. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36,431. See Note 5 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.
(6) On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expenses as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450, resulting from a pre-tax write-off of $750 related to reengineering charges involved in the implementation of an information technology project.
(7) Reflects the excess of current assets over current liabilities as set forth in the Consolidated Financial Statements.
(8) Reflects (a) depreciation and amortization as presented in the Company's Consolidated Statement of Cash Flows and set forth in Note (11) below, plus or minus (b) other non-cash charges, including the amortization of prepaid pension costs (which is included in the change in other asset category) and the amortization of postretirement benefit costs, minus amortization of debt issuance costs, all as set forth in Note (9) below.
(9) Represents for the relevant period net income plus expenses recognized for interest, taxes, depreciation, amortization and other non-cash charges, (i) plus the refinancing costs set forth in Note (1), part (a) and (b) for fiscal 1996, (ii) plus recapitalization costs outlined in Note (3), and $250 of failed acquisition costs for fiscal 1997, and (iii) plus terminated acquisition costs outlined in Note (4), and $450 of business process reengineering costs outlined in Note (6) for fiscal 1998, and (iv) plus the Grand Jury investigation costs and executive transition costs discussed in Note (2), and terminated acquisition costs outlined in Note (4) for fiscal 1999. In addition to net interest expense as listed in the table, the following charges are added to net income (loss) to calculate EBITDA:

                                                         1995         1996       1997         1998         1999
                                                      --------     --------   ---------     --------    --------
Provision for (benefit from) income taxes             $ 1,313      $ 1,940    $(32,610)     $ 2,317     $(6,319)
Depreciation                                            8,188        7,751       7,477        8,029       5,145
Amortization:
    Debt issuance costs                                 1,444        4,698       1,144        1,247       1,246
    Prepaid pension costs (benefit)                       130          308         333         (163)       (938)
                                                      --------     --------   ---------     --------    --------
                                                        1,574        5,006     (23,656)      11,430        (866)
SFAS 106 postretirement benefits                          682          983         387          282       1,181
Amortization of debt issuance costs                    (1,444)      (4,698)     (1,144)      (1,247)     (1,246)
                                                      --------     --------   ---------     --------    --------
    Total                                             $10,313      $10,982    $(24,413)     $10,465     $  (931)
                                                      ========     ========   =========     ========    ========

     EBITDA should not be construed as a substitute for income from operations, net earnings (loss) or cash flows from operating activities determined in accordance with generally accepted accounting principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Because EBITDA is not calculated in the same manner by all entities, EBITDA as calculated by the Company may not necessarily be comparable to that of the Company's competitors or of other entities.
(10) For purposes of these computations, earnings before fixed charges consist of income (loss) before provision for (benefit from) income taxes, extraordinary item and cumulative effect of a change in accounting principle, plus fixed charges. Fixed charges consist of interest on debt, amortization of debt issuance costs and estimated interest portion of rental expense. Earnings were insufficient to cover fixed charges by $5,458 and $5,850 for fiscal 1995 and 1999, respectively.














(Remainder of page intentionally left blank.)

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

Company Background

     The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 64% and 36%, respectively, of the Company's net revenues in fiscal 1999. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms, and also produces its alloys in round and tubular forms. In fiscal 1999, flat products accounted for 70% of shipments and 67% of net revenues.

      The Company's annual production capacity varies depending upon the mix of alloys, forms, product sizes, gauges and order sizes. Based on the current product mix, the Company estimates that its annual production capacity, which has been unchanged for the past five years, is approximately 20.0 million pounds. As a result of changes in the Company's primary markets, sales volume has ranged from a high of 18.5 million pounds in fiscal 1998, to a low of 16.3 million pounds in fiscal 1995. The Company is not currently capacity constrained. See "--Liquidity and Capital Resources."

      The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries and sales agents serving the Pacific Rim who operate on a commission basis. Effective January, 1999, the Company transferred its Kokomo, Indiana service center to a leased site in Lebanon, Indiana. This new facility has water jet cutting capability and specialized cutting equipment to service the Company's customers more efficiently. Effective December, 1999, the Company organized a wholly owned subsidiary in Singapore to enhance the sale of its products in the Pacific Rim. Approximately 81% of the Company's net revenues in fiscal 1999 was generated by the Company's direct sales organization. The remaining 19% of the Company's fiscal 1999 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

      The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 1999, sales to customers outside the United States accounted for approximately 40% of the Company's net revenues.

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

      In fiscal 1999, proprietary products represented approximately 32% of the Company's net revenues. In addition to these patent-protected alloys, several other alloys manufactured by the Company have little or no direct competition because they are difficult to produce and require relatively small production runs to satisfy demand. In fiscal 1999, these other alloys represented approximately 19% of the Company's net revenues.

      Order to shipment lead times can be a competitive factor as well as an indication of the strength of the demand for high performance alloys. The Company's current average lead times from order to shipment are approximately 15 to 18 weeks.

Overview of Markets

      A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table: (Note: Markets prior to 1997 have been reclassified due to improved identification techniques implemented in 1997 by the Company.)

                                    1995              1996              1997              1998              1999
                                    ----              ----              ----              ----              ----
                                        % OF              % OF                % OF             % OF              % OF
SALES (DOLLARS IN MILLIONS)   AMOUNT    TOTAL   AMOUNT    TOTAL    AMOUNT    TOTAL   AMOUNT    TOTAL   AMOUNT    TOTAL
                              ------    -----   ------    -----    -----     -----   ------    -----   ------    -----

Aerospace                      $ 68.2    33.8%    $95.3    42.1%    $111.2    47.2%   $111.9    45.3%    $87.3    41.8%
Chemical processing              74.1    36.7      77.9    34.4       69.3    29.4      79.7    32.3      71.0    34.0
Land-based gas turbines          14.3     7.1      17.4     7.7       17.2     7.4      17.5     7.1      24.1    11.5
Flue gas desulfurization          6.6     3.3       8.3     3.7        6.7     2.7       8.4     3.4       4.1     2.0
Oil and gas                       4.5     2.2       4.3     1.9        7.8     3.3       5.9     2.4       1.2      .6
Other markets                    30.9    15.3      19.6     8.6       20.1     8.5      19.8     8.0      16.4     7.8
                               ------   ------   ------   ------    ------   ------   ------   ------   ------   ------
Total product                   198.6    98.4     222.8    98.4      232.3    98.5     243.2    98.5     204.1    97.7
Other revenue(1)                  3.3     1.6       3.6     1.6        3.5     1.5       3.7     1.5       4.9     2.3
                               ------   ------   ------   ------    ------   ------   ------   ------   ------   ------
Net revenues                   $201.9   100.0%   $226.4   100.0%    $235.8   100.0%   $246.9   100.0%   $209.0   100.0%
                               ======   ======   ======   ======    ======   ======   ======   ======   ======   ======
  U.S.                         $122.3            $142.0             $154.3            $146.5            $125.9
  Foreign                      $ 79.6             $84.4              $81.5            $100.4             $83.1

SHIPMENTS BY MARKET
(MILLIONS OF POUNDS)
Aerospace                         4.8    29.4%      6.6    40.2%       8.3    45.9%      7.6    41.1%      6.2    36.7%
Chemical processing               6.4    39.3       6.0    36.6        5.7    31.9       6.7    36.2       6.8    40.2
Land-based gas turbines           1.3     8.0       1.5     9.2        1.4     8.1       1.6     8.7       2.3    13.6
Flue gas desulfurization          0.9     5.5       1.0     6.1        0.7     3.8       1.1     5.9        .5     3.0
Oil and gas                       0.5     3.1       0.3     1.8        0.7     3.8       0.5     2.7        .1      .6
Other markets                     2.4    14.7       1.0     6.1        1.2     6.5       1.0     5.4       1.0     5.9
                               ------   ------   ------   ------    ------   ------   ------   ------   ------   ------
  Total Shipments                16.3   100.0%     16.4   100.0%      18.0   100.0%     18.5   100.0%     16.9     100%
                               ======   ======   ======   ======    ======   ======   ======   ======   ======   ======

AVERAGE SELLING PRICE
PER POUND
Aerospace                      $14.21            $14.44             $13.40            $14.72            $14.08
Chemical processing             11.58             12.98              12.16             11.90             10.44
Land-based gas turbines         11.00             11.60              12.29             10.94             10.48
Flue gas desulfurization         7.33              8.30               9.57              7.64              8.20
Oil and gas                      9.00             14.33              11.14             11.80             12.00
Other markets                   12.88             19.60              16.75             19.80             16.40
  All markets                  $12.18            $13.59             $12.91            $13.15            $12.08

(1) Includes toll conversion and royalty income.

     Fluctuations in net revenues and volume from fiscal 1995 through fiscal 1999 are a direct result of significant changes in each of the Company's major markets.

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

      The Company experienced growth beginning in fiscal 1995 due to the aerospace recovery providing the stimulus for demand improvement. As a result of increased new aircraft production and maintenance requirements, the Company's net revenues from sales to the aerospace supply chain peaked in fiscal 1998 having grown 64.1% from the fiscal 1995 base period.

      Sales to the aerospace market in fiscal 1999 declined as the commercial aircraft production by the major manufacturers reached its peak while projecting fewer deliveries in the future. This condition reduced direct demand and caused the supply chain to consume excess inventory. However, the Company expects the impact of aircraft production deferrals and cancellations on the product requirements will be completed by the end of calendar 1999 establishing a firmer demand pattern, although there can be no assurance as to these facts.

      A consistent stream of Haynes product requirements from the maintenance and repair of installed engines and the requirements for existing engine "hush kits" to bring them into Stage III noise compliance would add to the demand.

    Chemical Processing. Demand for the Company's products in the chemical processing industry tends to track overall economic activity and is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities. In fiscal 1999, shipments of the Company's products to the chemical processing industry declined from those in fiscal 1998. Indicators were that capital projects would increase during fiscal 1999 but this activity failed to materialize. The basic elements are still present that drive the increased use of the Company's products, but the high level of mergers, spin-offs, and divestment of facilities combined to push out many major projects. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher throughput should support demand for more sophisticated alloys, such as the Company's CRA products.

      While some indicators are forecasting a small upturn in the chemical processing industry in fiscal 2000 the Company expects demand for its products in the chemical processing industry will continue at similar levels to fiscal 1999. In addition, the Company's key proprietary CRA products, including HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22, are expected to contribute to the Company's activity in this market, although there can be no assurance that this will be the case.

      Chemical processing markets are only expected by the Company to see small growth in export markets and specific industry sectors (agricultural chemicals and pharmaceuticals). The chemicals sector comprises both specialty and basic organic and inorganic chemicals. Mergers and acquisitions of chemical companies continue as companies make strategic acquisitions and divestitures in efforts to enhance their global competitiveness.

      The agricultural chemical sector is benefitting from changes in U.S. agricultural programs that now place fewer limits on farmers' ability to plant crops they want on the acreage they want; however, falling grain prices are offsetting this trend. Growth in the pharmaceutical sector is being spurred by continuing advances in both traditional drug research and the fast growing biotech sector.

      Land-Based Gas Turbines. The Company has leveraged its metallurgical expertise to develop LBGT applications for alloys it had historically sold to the aerospace industry. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, low cycle installation time, flexibility in use of alternative fuels, and fewer sulfur dioxide ("SO2") emissions than traditional fossil fuel-fired facilities. In addition to power generation, land-based gas turbines are required as mechanical drivers primarily for production and transportation of oil and gas, as well as emerging applications in commercial marine propulsion and micro turbines for standby/emergency power systems. The Company believes these factors are primarily responsible for creating demand for its products in the LBGT industry.

      Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land-based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990's when Phase I of the Clean Air Act was being implemented, selection of land-based gas turbines to satisfy electric utilities demand firmly established this power source. The Company believes that the mandated 2002 compliance with Phase II of the Clean Air Act will further contribute to demand for its products.

      The Company's revenue from sales to the land-based gas turbine industry have nearly doubled in the past five years. The Company believes the demand for Haynes products based on industry projections should continue to increase over the next several years.

    Flue Gas Desulfurization. The Clean Air Act is the primary factor determining the demand for high performance alloys in the FGD industry. FGD projects have been undertaken by electric utilities and cogeneration facilities powered by fossil fuels in the United States, Europe and the Pacific Rim in response to concerns over emissions. FGD projects are generally highly visible and as a result are highly price competitive, especially when demand for high performance alloys in other major markets is weak. The Company anticipates limited sales opportunities in the FGD market as deadlines for Phase II of the Clean Air Act approach in 2000 due to the over compliance with Phase I requirements as discussed below.

      The Clean Air Act addresses numerous air quality problems in the United States that are not entirely covered in earlier legislation. One of these problems is acid rain caused by SO2 and nitrogen oxides ("NOx") emissions from fossil-fueled electric power. Title IV of the Clean Air Act created a two-phased plan to reduce acid rain in the U.S. Phase I runs from 1995 through calendar year 1999, and Phase II, which is more stringent than Phase I, begins in 2000.

      The acid rain program allocated emission allowances to Phase I units, authorizing them to emit one ton of SO2 for each allowance. Some utilities obtained additional allowances from three auctions and from bonus provisions in the Act. During Phase I, utilities that reduced emissions below specified limits could sell the excess reduction as an allowance to another utility. The cost for these allowances was generally below the cost of scrubbing. The price for SO2 allowances from 1985 to 1990 was about $100/ton; the cost for scrubbing during this same time frame was $250/ton. Therefore, many utilities opted to buy annual allowances rather than add environmental equipment. Under Phase II, there will be fewer allowances due to the further reduction in sulfur emissions. This has driven the price for allowances upward. In addition, the price for scrubbers has also been reduced over the last few years. Currently, the price of SO2 allowances is about $225/ton while the scrubbing cost have also dropped to around $225/ton. These two trends result in scrubber prices currently being equivalent to buying allowance. In addition, the price of allowances is expected to increase further. This should translate into increased equipment purchases over the next several years.

      For Phase II, more than 2,000 operating units will be affected. While many utilities have not finalized their plans to comply with the more stringent Phase II requirements, several projects have been announced as in the planning stages during the last quarter of fiscal 1999.

      Increased competition has caused the electric utility industry to make major changes in the way it is structured. On April 26, 1996, the Federal Energy Regulatory Commission ("FERC") issued a final rule, Order No. 888, in response to provisions of the Energy Policy Act ("EPACT") of 1992. Order No. 888 opens wholesale electric power sales to competition and requires each utility that owns transmission lines to allow buyers and sellers of power the same access to these lines as the utility provides for its own generation.

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

      Oil and Gas. The Company's participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. Demand for the Company's products in this industry is driven by the rate of development of sour gas fields, which in turn is driven by the price of natural gas and the need to commence production in order to protect leases. Due to the volatility of the oil and gas industry, the Company has chosen not to invest in certain manufacturing equipment necessary to perform certain intermediate steps of the manufacturing process for these tubular products. However, the Company can out source the necessary processing steps in the manufacture of these tubulars when prices rise to attractive levels. The Company intends to selectively take advantage of future opportunities as they arise, but plans no capital expenditures to increase its internal capabilities in this area. The gas drilling rate remains steady as is the rig count in both the Gulf of Mexico and inland areas. Demand for natural gas is expected to grow moderately over the next several years.

    Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 1999 include waste incineration, industrial heat treating, automotive, medical and instrumentation. The automotive and industrial heat treating markets are highly cyclical and very competitive. However, continual growth opportunities exist in automotive due to new safety, engine controls, and emission systems technologies. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company's products. Waste incineration presents opportunities for the Company's alloys as landfill space is diminishing and government concerns over pollution, chemical weapon stockpiles, and chemical and nuclear waste handling are increasing. Many of the Company's lower volume proprietary alloys are experiencing growing demand in these other markets. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company's products.










(Remainder of page intentionally left blank.)

Results of Operations

    The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

                                                                              Year Ended September 30,
                                                                  -------------------------------------------------
                                                                    1997                 1998                 1999
                                                                  --------            ---------             -------
Net revenues                                                      100.0%              100.0%                100.0%
Cost of sales                                                      76.6                77.7                  78.6
Selling and administrative expenses                                 7.8                 7.4                  12.1
Recapitalization expense                                            3.7(1)               --                    --
Research and technical expenses                                     1.6                 1.6                   1.9
                                                                  --------            --------              --------
Operating income                                                   10.3                13.3                   7.4
Other cost, net                                                     0.1                 0.4                   0.3
Terminated acquisition costs                                         --                 2.5(2)                0.2(2)
Interest expense                                                    8.7                 8.6                   9.7
Interest income                                                    (0.1)               (0.1)                 (0.1)
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of a change in
  accounting principle                                              1.6                 1.9                  (2.7)
Provision for (benefit from) income taxes                         (13.8)                0.9                  (3.0)
Cumulative effect of a change in accounting                          --                (0.2)(3)                --
 principle, net of tax benefit
Net income                                                         15.4%                 .8%                   .3%

(1) On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected the recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone")
     acquired  79.9% of Holdings'  outstanding  shares.  Certain  fees  totaling approximately $6.2 million paid by the Company in connection with the Recapitalization have been accounted for as recapitalization expenses, and charged against income in the period. Also in connection with the Recapitalization, the Company recorded approximately $2.5 million of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management stock option agreements which eliminated put and call rights associated with the options.
(2) Terminated acquisition costs of approximately $6.2 million and $388,000 were recorded in fiscal 1998 and 1999, respectively, in connection with the abandoned attempt to acquire Inco Alloys International by Holdings. These costs previously had been deferred.
(3) On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expenses as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

      Net Revenues. Net revenues decreased approximately $37.9 million, or 15.4%, to approximately $209.0 million in fiscal 1999 from approximately $246.9 million in fiscal 1998, primarily as a result of an 8.6% decrease in shipments, from approximately 18.5 million pounds in fiscal 1998 to approximately 16.9 million pounds in fiscal 1999, and an 8.1% decrease in average selling prices, from approximately $13.15 per pound in fiscal 1998 to approximately $12.08 per pound in fiscal 1999.

      Sales to the aerospace industry for fiscal 1999 decreased to approximately $87.3 million from approximately $111.9 million for fiscal 1998. The significant decrease can be attributed to a 17.1% decline in volume to approximately 6.3 million pounds in fiscal 1999 from approximately 7.6 million pounds in fiscal 1998. The lower volume is due to the reduced demand for all product forms in all geographic sectors by the airframe component fabricators and the gas turbine manufacturers as the commercial aviation industry adjusts to declining aircraft build schedules. Also contributing to the decline in sales are lower average selling prices per pound, falling to approximately $14.08 in fiscal 1999 from approximately $14.72 in fiscal 1998. This decrease is the result of a reduced volume of high value cobalt-containing alloys and titanium tubulars.

      Sales to the chemical processing industry during fiscal 1999 decreased by 10.9% to approximately $71.0 million from approximately $79.7 million for fiscal 1998. Volume shipped to the chemical processing industry during fiscal 1999 increased by 1.5% to approximately 6.8 million pounds, compared to 6.7 million pounds in fiscal 1998. The increase in volume can be attributed to increased project activity in the domestic and European markets which has partially offset the lower demand in the Asian market. The increase in volume was not sufficient to offset a 12.0% decline in the average selling price from $11.90 per pound in fiscal 1998 to $10.44 per pound in fiscal 1999. The decline in the average selling price per pound is attributable to a higher proportion of lower priced plate products, compared to sales of higher priced sheet and tubular products.

      Sales to the LBGT Industry during fiscal 1999 increased 37.1% to approximately $24.1 million from approximately $17.5 million in fiscal 1998. Volume increased by 43.8% to approximately 2.3 million pounds, compared to 1.6 million pounds in fiscal 1998, while average selling prices decreased 4.2%. The volume increase is primarily attributable to improved sales of one of the Company's proprietary alloys, HAYNES HR-120(R) alloy, for a major gas turbine manufacturer. The decrease in average selling price is a result of higher sales of lower cost, lower priced product forms for the export market.

      Sales to the FGD industry decreased 51.2% to approximately $4.1 million in fiscal 1999 from approximately $8.4 million in fiscal 1998. Volume decreased 57.5% while average selling price per pound increased 7.3% reflecting the highly cyclical and competitive nature of this market.

      Sales to the oil and gas industry decreased 79.7% to approximately $1.2 million for fiscal 1999 from approximately $5.9 million in fiscal 1998 as a result of lower activity in production of deep sour gas. These are typically large projects and may vary in number significantly from year to year.

      Sales to other industries decreased 17.2% in fiscal 1999 to approximately $16.4 million from approximately $19.8 million for the same period a year ago. Volume remained relatively flat compared to fiscal 1998, while the average selling price per pound decreased to $16.40 in fiscal 1999 from $19.80 per pound in fiscal 1998, a decline of 17.2%. The decline in the average selling price can be attributed to proportionately higher sales of lower cost, lower priced nickel-based alloys relative to sales of higher cost, higher priced cobalt-based alloys.

      Cost of Sales. Cost of sales as a percentage of net revenues increased to 78.6% in fiscal 1999 compared to 77.7% in fiscal 1998. The higher cost of sales percentage in fiscal 1999 compared to fiscal 1998 resulted from higher distribution costs associated with the new Midwest Service Center and lower volumes of higher value added sheet and seamless product forms which were partially offset by lower raw material costs.

      Selling and Administrative Expenses. Selling and administrative expenses increased approximately $7.0 million to approximately $25.2 million for fiscal
1999 from approximately $18.2 million in fiscal 1998 primarily as a result of expenses related to the Company's response to the Department of Justice's grand jury investigation into the nickel industry, the transition costs associated with the change in the Company's executive management and increased domestic and export selling costs.

     Research and Technical Expenses. Research and technical expenses remained relatively flat at approximately $3.9 million in fiscal 1999 and 1998.

      Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 1999 of approximately $15.6 million, approximately $4.1 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1998, operating income was approximately $33.0 million, of which approximately $5.9 million was contributed by the Company's foreign subsidiaries.

      Other. Other cost, net, decreased approximately $245,000, from approximately $952,000 in fiscal 1998, to approximately $707,000 for fiscal 1999, primarily as a result of foreign exchange gains realized in fiscal 1999, as compared to foreign exchange losses experienced during fiscal 1998.

      Terminated Acquisition Costs. Terminated acquisition costs of approximately $388,000 were recorded in fiscal 1999, compared with $6.2 million for fiscal 1998, in connection with the abandoned attempt by Holdings to acquire Inco Alloys International.

      Interest Expense. Interest expense decreased approximately $900,000, to approximately $20.3 million for fiscal 1999 from approximately $21.2 million for fiscal 1998. Lower revolving credit balances and lower interest rates during fiscal 1999 contributed to the decrease.

      Income Taxes. The benefit from income taxes of approximately $6.3 million for fiscal 1999 decreased by approximately $8.6 million from tax expense of approximately $2.3 million for fiscal 1998 due to an adjustment of deferred income taxes for certain foreign earnings that will not be remitted to the United States.

     Net Income. As a result of the above factors, the Company recognized net income for fiscal 1999 of approximately $564,000, compared to net income of approximately $2.0 million for fiscal 1998.









(Remainder of page intentionally left blank.)

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

      Sales to the aerospace industry for fiscal 1998 increased slightly to approximately $111.9 million from approximately $111.2 million for fiscal 1997. The increase in revenue can be attributed to a 9.9% increase in average selling prices per pound to approximately $14.72 in fiscal 1998 from approximately $13.40 in fiscal 1997. This increase was due to proportionately more sales of the higher-priced, cobalt-based alloys and higher value added forms. This price increase offset an 8.4% decline in volume caused by some slackening in demand exacerbated by some unplanned production outages. The drop in demand during the last six months of fiscal 1998 apparently was the result of inventory corrections by commercial aircraft and component suppliers.

      Sales to the chemical processing industry during fiscal 1998 increased by 15.0% to approximately $79.7 million from approximately $69.3 million for fiscal 1997. Volume shipped to the chemical processing industry during fiscal 1998 increased by 17.5% to approximately 6.7 million pounds, compared to 5.7 million pounds in fiscal 1997. The increase in volume stemmed from higher sales to export markets including project sales through the Company's foreign subsidiaries. Average selling prices per pound were lower in fiscal 1998 reflecting heightened competition, lower raw material costs, and a higher percentage of project versus maintenance business.

      Sales to the LBGT industry during fiscal 1998 increased 1.7% to approximately $17.5 million from approximately $17.2 million in fiscal 1997. Volume increased by 14.3% to approximately 1.6 million pounds, compared to 1.4 million pounds in fiscal 1997 while average selling prices decreased 11.0% The volume increase was primarily attributable to improved sales during the fourth quarter of the Company's proprietary alloys (HAYNES(R) 230(R) alloy and HAYNES HR-120(R) alloy) for a major gas turbine manufacturer. The decrease in average selling price was a result of higher sales of lower cost, lower priced iron-based alloys.

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

      Sales to other industries decreased 1.5% in fiscal 1998 to approximately $19.8 million from approximately $20.1 million for the same period a year ago, as a result of a volume decrease of 16.7% partially offset by an 18.2% increase in average selling price. The decrease in volume can be attributed to lower sales for automotive applications. The increase in the average selling price per pound stemmed from a better mix of higher priced products during fiscal 1998 compared to fiscal 1997.

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

      Other Costs (Income). Other cost (income), net increased approximately $676,000, from approximately $276,000 in fiscal 1997 to approximately $952,000 for fiscal 1998, primarily as a result of foreign exchange losses realized in fiscal 1998, as compared to foreign exchange gains experienced during fiscal 1997.

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

Liquidity and Capital Resources

         The Company's near-term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $8.1 million in fiscal 1999. Capital expenditures were approximately $8.9 million and $5.9 million for fiscal 1997 and 1998, respectively. The largest capital item for fiscal 1999 was $2.6 million for the Company's flat product production areas, including the four-high mill and cold finishing areas. Planned fiscal 2000 capital spending is primarily targeted for the Company's coil inspection of cold finishing products, a tube reducing mill for the Arcadia tubular facility, the completion of information technology projects, and an upgrade on the Openshaw rotary forge equipment. The Company does not expect such capital expenditures will have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

         Net cash used in operating activities in fiscal 1999 was approximately $509,000, as compared to net cash provided by operating activities of approximately $14.6 million for fiscal 1998. The cash used in operating activities for fiscal 1999 was primarily the result of an increase of approximately $9.7 million in inventories, an increase of approximately $7.2 million in the  deferred  income tax asset,  a decrease  of  approximately  $5.3 million in accounts and notes receivable, an increase of approximately $5.7 million in accounts payable and accrued expenses and non-cash depreciation and amortization expenses of approximately $6.4 million and other adjustments. Cash used for investing activities increased from approximately $5.8 million in fiscal 1998 to approximately $8.0 million in fiscal 1999, almost entirely due to increased capital expenditures. Cash provided from financing activities for fiscal 1999 was approximately $8.6 million due primarily to increased borrowings under the Revolving Credit Facility. Cash for fiscal 1999 decreased approximately $144,000, resulting in a September 30, 1999, cash balance of approximately $3.6 million. Cash in fiscal 1998 increased approximately $439,000 from fiscal 1997, resulting in a cash balance of approximately $3.7 million at September 30, 1998.

         The Company amended its existing Revolving Credit Facility, which expired on August 23, 1999, by extending the term of the loan agreement to November 22, 1999. On November 22, 1999, the Company refinanced the Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Fleet Revolving Credit Facility's term is three years and the maximum amount available under the Revolving Line of Credit is $72.0 million. The terms and conditions of the Fleet Revolving Credit Facility are similar to the prior facility. The Company also has $140,000 of 11 5/8% Senior Notes due 2004 ("Senior Notes"). See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility in place at September 30, 1999, and Exhibit 10.30 in Part IV,
Item 14, for a description of the Fleet Revolving Credit Facility.

         The Senior Notes and the revolving credit facilities contain a number of covenants limiting the Company's access to capital, including covenants that restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) make certain restricted payments, (iii) engage in transactions with affiliates, (iv) create liens on assets, (v) sell assets, (vi) issue and sell preferred stock of subsidiaries, and (vii) engage in consolidations, mergers and transfers.

         The  Company  is  currently  conducting   groundwater   monitoring  and
post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the EPA. If the EPA or IDEM were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a PRP at one waste disposal site. Based on current information, the Company believes that its involvement at this site will not have a material adverse effect on the Company's financial condition, results of operations or liquidity although there can be no assurance with respect thereto. Expenses related to environmental compliance were $1.3 million for fiscal 1999 and are expected to be approximately $1.6 million for fiscal 2000. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Environmental Matters."

Inflation

      The Company believes that inflation has not had a material impact on its operations.

Income Tax Considerations

      For financial reporting purposes the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Statement of Financial Accounting Standards ("SFAS") No. 109 requires the recording of a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. This statement further states that forming a conclusion that a valuation allowance is not needed may be difficult, especially when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred tax assets depends upon the Company's ability to generate sufficient taxable income in the future. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36.4 million. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits. During the second quarter of 1999, the Company recorded a deferred income tax benefit associated with the undistributed earnings of two foreign affiliates. The Company has concluded that the earnings of these two affiliates will be permanently invested overseas for the foreseeable future.

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

      The Company has already devoted significant amounts of time to ensure all exposures are eliminated by December 1999, or sooner. In fiscal 1995, the Company began its upgrade of the current IBM mainframe and an IBM System/36 used for the Company's primary business system and received board approval in early fiscal 1996 for a $4.4 million new integrated information system to replace the mainframe (of which approximately $4.0 million had been spent through September 30, 1999, including $750,000 of business process reengineering costs). This project includes new IBM AS/400 equipment and an enterprise level software package called BPCS(TM), by System Software and Associates, which is Year 2000 compliant and was successfully installed December 1, 1999, and is functional and operating as intended. Moreover, the mill systems and controls that could have an impact on production have all been tested and verified. The costs for upgrading the stand-alone manufacturing and lab equipment controls were budgeted for fiscal 1999 as part of the spending or capital expenditure budgets. The payroll system became Year 2000 compliant in October, 1998.

      Over 150 surveys have been completed for the Company's customers and the Company has sent surveys to its critical suppliers (generally $100,000 in purchases and above) to assess their Year 2000 readiness. Currently there is no indication that our customers or suppliers will not be Year 2000 ready.

      The total estimated costs as of September 30, 1999 for Year 2000 compliance (other than the $4.4 million integrated information system mentioned above) is currently estimated at approximately $600,000 for some critical and all non-critical exposures and $1.65 million for capital expenditures related to critical exposures. The Company intends to use its cash availability under its revolving credit facility to finance these expenditures.

      The Company believes that its most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the Year 2000 problems of third parties, the Company believes the risks are greatest with electricity supply and telecommunications. Failure of an electricity grid or an uneven supply of power over a prolonged period of time could have a detrimental effect on the Company's ability to produce and ship material in a timely and reliable manner. The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is taking steps to mitigate the impacts of various scenarios if they were to occur.

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

Terminated Acquisition by Holdings

      In June 1997 Inco Limited ("Inco") and Blackstone jointly announced the execution of a definitive agreement for the sale by Inco of 100% of its Inco Alloy International ("IAI") business unit to Holdings. On March 3, 1998, Blackstone and Holdings abandoned their attempt to purchase IAI after the Department of Justice announced its intention to challenge the proposed acquisition. Certain fees paid and accrued by the Company in connection with the Acquisition have been accounted for as terminated acquisition costs and charged against income in fiscal 1998 and 1999.

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

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective October 1, 1998. SFAS No. 130 requires that changes in the Company's foreign currency translation adjustment be shown in the financial statements. All prior year financial statements have been reclassified for comparative purposes.

      The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      At September 30, 1999, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. Prior to September 30, 1998, the Company also had commodity price risk with respect to nickel forward contracts, but closed out all existing contracts at September 30, 1998, due to the low sustained levels of nickel prices at that time. The nickel contracts closed were settled in fiscal 1999 at a loss of approximately $68,000. If the Company decides to hedge its nickel price exposure in the future, Board of Director approval will be obtained prior to entering into any contracts.

      The foreign currency exchange risk exists primarily because the two foreign subsidiaries need U.S. dollars in order to pay for their intercompany purchases of high performance alloys from the Company's U.S. locations. The foreign subsidiaries manage their own foreign currency exchange risk. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months.

      At September 30, 1999, the unrealized gain (loss) on these foreign currency exchange contracts was not material to the future results of the Company (see Note 1 of Item 8. Financial Statements and Supplementary Data).











[Remainder of page intentionally left blank.]

Item 8.  Financial Statements and Supplementary Data







INDEPENDENT AUDITORS' REPORT



Board of Directors
Haynes International, Inc.
Kokomo, Indiana

      We have audited the accompanying consolidated balance sheets of Haynes International, Inc., a wholly-owned subsidiary of Haynes Holdings, Inc., as of September 30, 1999, and 1998, and the related consolidated statements of operations, comprehensive income and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1999 and 1998 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, the Company changed its method of accounting for certain business process reengineering costs effective October 1, 1997.



DELOITTE & TOUCHE LLP
Indianapolis, Indiana

November 5, 1999

INDEPENDENT AUDITORS' REPORT






Board of Directors
Haynes International, Inc.


      We have audited the 1997 consolidated financial statements and the financial statement schedules listed in item 14(a) of this Form 10-K of Haynes International, Inc. (the Company), a wholly owned subsidiary of Haynes Holdings, Inc. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, Haynes International, Inc. consolidated results of operations and cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers, LLP
Ft. Wayne, Indiana
November 3, 1997

HAYNES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)
                                                              September 30,       September 30,
                                                                  1998                1999
                                                              -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $   3,720           $   3,576
  Accounts and notes receivable, less allowance for                45,974              40,241
  doubtful accounts of $662 and $876, respectively
  Inventories                                                      81,861              91,012
                                                                ----------          ----------
Total current assets                                              131,555             134,829
                                                                ----------          ----------
Property, plant and equipment, net                                 29,627              32,572
Deferred income taxes                                              36,549              44,137
Prepayments and deferred charges, net                               9,532               9,699
                                                                ----------          ----------
     Total assets                                               $ 207,263           $ 221,237
                                                                ==========          ==========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                         $  20,823           $  27,966
  Accrued postretirement benefits                                   4,500               4,200
  Revolving credit facility                                        35,273              44,051
  Notes payable                                                     1,055                 208
  Income taxes payable                                              1,731                 263
  Deferred income taxes                                             1,199               1,519
                                                                ----------          ----------
     Total current liabilities                                     64,581              78,207
                                                                ----------          ----------
Long-term debt, net of unamortized discount                       139,549             139,620
Accrued postretirement benefits                                    91,983              93,462
                                                                ----------          ----------
     Total liabilities                                            296,113             311,289
                                                                ----------          ----------

Redeemable common stock of parent company                           2,088

Capital deficiency:
  Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
  Additional paid-in capital                                       49,087              51,175
  Accumulated deficit                                            (143,000)           (142,436)
  Accumulated other comprehensive income                            2,975               1,209
                                                                ----------          ----------
     Total capital deficiency                                     (90,938)            (90,052)
                                                                ----------          ----------
     Total liabilities and capital deficiency                   $ 207,263           $ 221,237
                                                                ==========          ==========


The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
                                                             Year Ended         Year Ended          Year Ended
                                                           September 30,       September 30,       September 30,
                                                               1997                1998                1999
                                                           -------------       -------------       -------------
Net revenues                                                 $235,760            $246,944            $208,986
Cost of sales                                                 180,504             191,849             164,349
Selling and administrative                                     18,311              18,166              25,201
Recapitalization expense                                        8,694
Research and technical                                          3,814               3,939               3,883
                                                             ---------           ---------           ---------
Operating income                                               24,437              32,990              15,553
Other costs, net                                                  276                 952                 707
Terminated acquisition costs                                                        6,199                 388
Interest expense                                               20,608              21,171              20,348
Interest income                                                  (152)               (105)               (135)
                                                             ---------           ---------           ---------
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of a change in
  accounting principle                                          3,705               4,773              (5,755)
Provision for (benefit from) income taxes                     (32,610)              2,317              (6,319)
                                                             ---------           ---------           ---------
Income before cumulative effect of a change in
  accounting principle                                       $ 36,315               2,456                 564
Cumulative effect of a change in accounting
  principle, net of tax benefit                                                      (450)
                                                             ---------           ---------           ---------
  Net income                                                 $ 36,315            $  2,006            $    564
                                                             =========           =========           =========

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
                                                   Year Ended           Year Ended          Year Ended
                                                  September 30,       September 30,        September 30,
                                                      1997                1998                 1999
                                                  -------------       -------------        -------------
Net income                                         $36,315               $2,006                $564
Other comprehensive income (loss),  net of
tax:
  Foreign currency translation
  adjustment                                        (1,494)               1,474              (1,766)
                                                   --------              ------             --------
Other comprehensive income (loss)                   (1,494)               1,474              (1,766)
                                                   --------              ------             --------
  Comprehensive income (loss)                      $34,821               $3,480             ($1,202)
                                                   ========              ======             ========

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                  Year Ended         Year Ended          Year Ended
                                                                 September 30,      September 30,       September 30,
                                                                     1997              1998                  1999
                                                                 -------------      -------------       -------------
Cash flows from operating activities:
  Net income                                                      $ 36,315           $  2,006             $   564
  Adjustments to reconcile net income
    to net cash provided from (used in)
    operating activities:
    Cumulative effect of a change in accounting
      principle                                                                           750
    Depreciation                                                     7,477              8,029               5,145
    Amortization                                                     1,144              1,247               1,246
    Deferred income taxes                                          (35,718)                19              (7,217)
    Gain on disposition of property and equipment                      (39)              (105)               (138)
    Non-cash stock option expense                                    2,457
  Change in assets and liabilities:
    Accounts and notes receivable                                    1,053             (7,086)              5,348
    Inventories                                                    (20,527)            12,856              (9,676)
    Prepayments and deferred charges                                   (97)               327              (1,206)
    Accounts payable and accrued expenses                              608             (3,915)              5,744
    Income taxes payable                                               344                174              (1,553)
    Accrued postretirement benefits                                    387                282               1,234
                                                                  ---------          ---------            --------
    Net cash provided from (used in) operating
      activities                                                    (6,596)            14,584                (509)
                                                                  ---------          ---------            --------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (8,863)            (5,919)             (8,102)
  Proceeds from disposals of property, plant,
    and equipment                                                       33                169                 151
                                                                  ---------          ---------            --------
    Net cash used in investing activities                           (8,830)            (5,750)             (7,951)
                                                                  ---------          ---------            --------
Cash flows from financing activities:
  Net additions (reductions) of revolving credit                    14,567            (10,392)              8,778
  Borrowings of long-term debt                                                          1,813
  Payment of long-term debt                                                                                  (208)
  Payment of debt issuance costs                                      (676)
  Capital contribution from parent company of
    proceeds from exercise of stock options                            294                 17
                                                                  ---------          ---------            --------
    Net cash provided from (used in) financing
      activities                                                    14,185             (8,562)              8,570
                                                                  ---------          ---------            --------
Effect of exchange rates on cash                                      (166)               167                (254)
                                                                  ---------          ---------            --------
Increase (decrease) in cash and cash equivalents                    (1,407)               439                (144)
Cash and cash equivalents:
  Beginning of year                                                  4,688              3,281               3,720
                                                                  ---------          ---------            --------
  End of year                                                     $  3,281           $  3,720             $ 3,576
                                                                  =========          =========            ========

Supplemental disclosures of cash flow information:
Cash paid during period for:
  Interest                                                        $ 20,968           $ 19,924             $19,102
                                                                  =========          =========            ========
  Income taxes                                                    $  3,040           $  1,832             $ 2,336
                                                                  =========          =========            ========

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999
(dollars in thousands)



Note 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Principles of Consolidation and Nature of Operations

     The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated. The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Openshaw, England; with distribution service centers in Lebanon, Indiana; Anaheim, California; Houston, Texas; Windsor, Connecticut; Paris, France and Zurich, Switzerland.

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

E.   Long-Lived Assets

     The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. As of September 30, 1998 and 1999, management considered the Company's intangible and other long-lived assets to be fully recoverable.

F.   Foreign Currency Exchange

     The Company's foreign operating entities' financial statements are stated in the functional currencies of each respective country, which are the local currencies. Substantially all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year; and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of comprehensive income and transaction gains and losses are reflected in the consolidated statement of operations.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999

G.   Income Taxes

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

H.   Deferred Charges

     Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 1998 and 1999 was $1,995 and $2,968, respectively.

I.   Financial Instruments and Concentrations of Risk

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

     At September 30, 1998 and 1999, the Company had $6,800 and $1,400 of foreign currency exchange contracts, respectively, outstanding, with a combined net unrealized loss of $295 and $5. With respect to the consolidated statements of cash flows, contracts accounted for as hedges are classified in the same category as the items being hedged.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 1999, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits.

     During 1997, 1998 and 1999, sales to one group of affiliated customers approximated $24,854, $23,517, and $19,839 respectively, or 11%, 10% and 10% of net revenues, respectively. The Company generally does not require collateral and credit losses have been within management's expectations. The Company does not believe it is significantly vulnerable to the risk of a near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999




K.   Change in Accounting Principle

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

L.   New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective October 1, 1998. SFAS No. 130 requires that changes in the Company's foreign currency translation adjustment be shown in the financial statements. All prior year financial statements have been reclassified for comparative purposes.

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for derivative Instruments and Hedging Activities," which will be effective for fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

M.   Reclassifications

     Certain amounts in prior year consolidated financial statements have been reclassified to conform with current year presentation.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


Note 2:  INVENTORIES

The following is a summary of the major classes of inventories:

                                                                     September 30,         September 30,
                                                                         1998                   1999
                                                                     -------------         -------------
Raw materials                                                          $ 3,535               $ 4,883
Work-in-process                                                         35,215                38,876
Finished goods                                                          31,752                41,243
Other                                                                      837                   952
Amount necessary to increase certain net inventories
 to the LIFO method                                                     10,522                 5,058
                                                                       -------               -------
                                                                       $81,861               $91,012
                                                                       =======               =======


Inventories valued using the LIFO method comprise 73% and 77% % of consolidated inventories at September 30, 1998 and 1999, respectively.


Note 3:  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the major classes of property, plant, and equipment:

                                         September 30,          September 30,
                                             1998                   1999
                                         -------------          -------------
Land and land improvements                 $  3,144                $  3,050
Buildings                                     8,449                   8,466
Machinery and equipment                      85,586                  92,784
Construction in process                       2,565                   3,224
                                           ---------               ---------
                                             99,744                 107,524
Less accumulated depreciation               (70,117)                (74,952)
                                           ---------               ---------
                                           $ 29,627                $ 32,572
                                           =========               =========

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


Note 4:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES


The following is a summary of the major classes of accounts payable and accrued expenses:


                                        September 30,          September 30,
                                            1998                   1999
                                        -------------          -------------
Accounts payable, trade                    $12,078               $16,662
Employee compensation                        2,762                 2,521
Taxes, other than income taxes               2,178                 2,235
Interest                                     1,417                 1,356
Other                                        2,388                 5,192
                                           -------               -------
                                           $20,823               $27,966
                                           =======               =======









[Remainder of page intentionally left blank.]

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999



Note 5: INCOME TAXES

     The components of income (loss) before provision for (benefit from) income taxes and cumulative effect of a change in accounting principle consist of the following:


                                                             Year Ended          Year Ended           Year Ended
                                                            September 30,       September 30,       September 30,
                                                                1997                1998                1999
                                                            -------------       -------------       -------------
Income (loss) before  provision for (benefit
  from) income taxes and  cumulative effect of
  a change in accounting principle
    U.S.                                                       $   (677)            $(1,110)             $(9,880)
    Foreign                                                       4,382               5,883                4,125
                                                               ---------            --------             --------
       Total                                                   $  3,705             $ 4,773              $(5,755)
                                                               =========            ========             ========

Income tax provision (benefit):
  Current:
    U.S. Federal                                               $  1,401             $   793              $    19
    Foreign                                                       1,285               1,599                  869
    State                                                           422                 (94)                  10
                                                               ---------            --------             --------
      Current total                                               3,108               2,298                  898
                                                               ---------            --------             --------
Deferred:
    U. S. Federal                                               (30,294)                (42)              (6,384)
    Foreign                                                        (498)                104                  199
    State                                                        (4,926)                (43)              (1,032)
                                                               ---------            --------             --------
      Deferred total                                            (35,718)                 19               (7,217)
                                                               ---------            --------             --------
Total provision for (benefit from) income
  taxes                                                        $(32,610)            $ 2,317              $(6,319)
                                                               =========            ========             ========

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


The provision for (benefit from) income taxes applicable to results of operations before cumulative effect of a change in accounting principle differed from the U.S. federal statutory rate as follows:

                                                                 Year Ended           Year Ended          Year Ended
                                                                September 30,       September 30,        September 30,
                                                                    1997                1998                  1999
                                                                -------------       -------------        -------------
Statutory federal tax rate                                              34%                34%                  34%
Tax provision at the statutory rate                              $  1, 260             $1,623              $(1,957)
Foreign tax rate differentials                                        (202)              (606)                (334)
Utilization of alternative minimum tax credit                         (534)
Utilization of net operating loss                                   (2,705)
Withholding tax on undistributed earnings of
  foreign subsidiary                                                   155                225                  113
Provision for state taxes, net of federal tax
  benefit                                                              422                (49)
Exercise of stock options of parent company                           (167)
U.S. tax on distributed and undistributed
  earnings of foreign subsidiary                                     1,097              1,443                  895
Reversal of U.S. tax on undistributed earnings
  of foreign subsidiaries                                                                                   (5,025)
Decrease in valuation allowance related
  to continuing operations                                        (31,923)
Other                                                                 (13)               (319)                 (11)
                                                                 ---------             -------             --------
Provision (benefit) at effective tax rate                        $(32,610)             $2,317              $(6,319)
                                                                 =========             =======             ========

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999

Deferred income tax assets (liabilities) are comprised of the following:

                                                                      September 30,          September 30,
                                                                           1998                   1999
                                                                      -------------          -------------
Current deferred income tax assets (liabilities):

  Inventory capitalization                                              $    769                $   771
  Postretirement benefits other than pensions                              1,778                  1,659
  Accrued expenses for vacation                                              636                    573
  Inventory profit reserve                                                   909                    667
  Other                                                                      720                    733
                                                                        ---------               --------
    Gross current deferred tax asset                                       4,812                  4,403
                                                                        ---------               --------

  Inventory purchase accounting adjustment                                (5,744)                (5,744)
  Mark to market reserve                                                    (267)                  (178)
                                                                        ---------               --------
    Gross current deferred tax liability                                  (6,011)                (5,922)
                                                                        ---------               --------
    Total net current deferred tax liability                              (1,199)                (1,519)
                                                                        ---------               --------

Noncurrent deferred income tax assets (liabilities):
  Property, plant and equipment, net                                      (3,120)                (2,488)
  Prepaid pension costs                                                   (1,957)                (2,328)
  Investment in subsidiary                                                  (475)
  Other foreign related                                                   (1,242)                  (938)
  Undistributed earnings of foreign subsidiaries                          (6,062)                (2,506)
                                                                        ---------               --------
    Gross noncurrent deferred tax liability                              (12,856)                (8,260)
                                                                        ---------               --------

  Postretirement benefits other than pensions                             35,702                 36,286
  Executive compensation                                                     825                    825
  Investment in subsidiary                                                   604
  Net operating loss carryforwards                                        11,700                 14,711
  Alternative minimum tax credit carryforwards                               534                    534
  Other                                                                       40                     41
                                                                        ---------               --------
    Gross noncurrent deferred tax asset                                   49,405                 52,397
                                                                        ---------               --------
    Total net noncurrent deferred tax asset                               36,549                 44,137
                                                                        ---------               --------
      Total                                                             $ 35,350                $42,618
                                                                        =========               ========


     As of September 30, 1999, the Company had net operating loss carryforwards for regular tax purposes of approximately $39,141 (expiring in fiscal years 2007 to 2019), of which approximately $32,441 are available for alternative minimum tax.

     During fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36,431. This reversal was due to the Company's assessment of past earnings history and trends (exclusive of non-recurring charges), sales backlog, budgeted sales and earnings, stabilization of financial condition, and the periods available to realize the future tax benefits.

     During fiscal 1999, the Company reversed approximately $4,460 of its deferred tax liability associated with the undistributed earnings of two foreign affiliates. The Company has concluded that the cumulative earnings from these two affiliates, $12,222, will be permanently invested overseas for the foreseeable future.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


Note 6:  DEBT

Long-term debt consists of the following:

                                                                 September 30,         September 30,
                                                                     1998                  1999
                                                                 -------------         -------------
Revolving Credit Facility, due November 22, 1999                   $ 35,273              $ 44,051
                                                                   ========              ========

Senior Notes, 11.625%, due in 2004, net of $2,191 and
  $1,918, respectively, unamortized discount (effective
  rate of 12.0%)                                                   $137,809              $138,082

5 Year Mortgage Note, 4.50%, due in 2003 (Swiss
 Subsidiary)                                                          1,813                 1,605

Other                                                                   982                   141
                                                                   --------              --------
                                                                    140,604               139,828
Less amounts due within one year                                      1,055                   208
                                                                   --------              --------
                                                                   $139,549              $139,620
                                                                   ========              ========

Bank Financing

     On January 24, 1997, the Company amended its working capital facility (the "Revolving Credit Facility") with Congress Financial Corporation ("Congress") by increasing the maximum credit from $50,000 to $60,000. The amount available for revolving credit loans equals the difference between the $60,000 total facility amount, less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sub limit of $10,000. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding), plus 60% of eligible inventories consisting of finished goods and raw materials, plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value, minus any availability reserves established by Congress. Unused line of credit fees during the revolving credit loan period are .375% of the amount by which $48,000 exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations.

     On August 23, 1999, the Company amended its Revolving Credit Facility by extending the term of the loan agreement to November 22, 1999. The Company is negotiating a line of credit with terms and conditions similar to the Revolving Credit Facility. Management anticipates the new line of credit will be in place upon expiration of the Revolving Credit Facility.

     The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.50% and London Interbank Offered Rates ("LIBOR") plus 2.50%. At September 30, 1999, the effective interest rates for revolving credit loans were 7.88% for $33,000 of the Revolving Credit Facility, and 8.75% for the remaining $11,051. At September 30, 1998, the effective interest rates for revolving credit loans were 8.09% for $29,000 of the Revolving Credit Facility, and 9.0% for the remaining $6,273. As of September 30, 1999, $3,045 in letter of credit reimbursement obligations have been incurred by the Company. The availability for revolving credit loans at September 30, 1999 was $4,123.

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

     The estimated fair value, based upon an independent market quotation, of the Company's Senior Notes was approximately $149,800 and $119,000 at September 30, 1998 and 1999, respectively.

Other

     In addition to the aforementioned debt, the Company's UK affiliate (Haynes International, Ltd.) has an overdraft banking facility with Midland Bank that provides for availability of 550 Pounds Sterling ($906) collateralized by the assets of the affiliate. This overdraft banking facility was available in its entirety on September 30, 1999, as a means of financing the activities of the affiliate including payments to the Company for intercompany purchases. The Company's French affiliate (Haynes International, SARL) has an overdraft banking facility of 12,000 French Francs ($1,956) and utilized 859 French Francs ($141) of the facility as of September 30, 1999. The Company's Swiss affiliate (Nickel-Contor AG) has an overdraft banking facility of 3,500 Swiss Francs ($2,340) all of which was available on September 30, 1999.







[Remainder of page intentionally left blank.]

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999

Note 7: CAPITAL DEFICIENCY

The following is a summary of changes in stockholder's equity (capital deficiency):

                                           Common Stock                                          Accumulated
                                           ------------       Additional                            Other            Total
                                           No. of     At       Paid in       (Accumulated       Comprehensive       Capital
                                           Shares     Par      Capital         Deficit)            Income          Deficiency
                                           ------     ---     ----------     ------------       -------------      ----------
Balance at
October 1, 1996                             100       0         $47,985        $(181,321)           $ 2,995        $(130,341)
---------------
Year ended September 30, 1997:
  Net income                                                                      36,315                              36,315
  Capital contribution from
    parent company on exercise
    of stock option                                                 294                                                  294
  Reclassification of                                               791                                                  791
    redeemable common stock
  Other comprehensive income
    (loss)                                                                                           (1,494)          (1,494)
                                            ---       -         -------        ----------           --------       ----------
Balance at                                  100       0          49,070         (145,006)             1,501          (94,435)
September 30, 1997
------------------
Year ended September 30, 1998:
  Net income                                                                       2,006                               2,006
  Capital contribution from parent
    company on exercise of stock
    option                                                           17                                                   17
  Other comprehensive income
    (loss)                                                                                            1,474            1,474
                                            ---       -         -------        ----------           --------       ----------
Balance at                                  100       0          49,087         (143,000)             2,975          (90,938)
September 30, 1998
------------------
Year ended September 30, 1999:
  Net income                                                                         564                                 564
  Reclassification of redeemable                                  2,088                                                2,088
    common stock
  Other comprehensive income
    (loss)                                                                                           (1,766)          (1,766)
                                            ---       -         -------        ----------           --------       ----------
Balance at
September 30, 1999                          100       0         $51,175        $(142,436)           $ 1,209        $ (90,052)
------------------                          ===       =         =======        ==========           ========       ==========

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


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

     The status of employee pension benefit plans and other postretirement benefit plans at September 30 are summarized below:

                                                                        Pension Benefits               Other Benefits
                                                                      1998           1999            1998           1999
                                                                   ---------       ---------      ---------       ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year                $107,347        $123,481       $ 70,261        $ 74,207
  Service cost                                                        2,355           2,579          1,265           1,861
  Interest cost                                                       7,256           7,115          4,785           4,738
  Plan changes                                                                        4,247         (4,222)          1,169
  (Gains)/losses                                                     13,994         (24,795)         6,315         (10,430)
  Benefits paid                                                      (7,471)         (7,469)        (4,197)         (3,967)
                                                                   ---------       ---------      ---------       ---------
  Projected benefit obligation at end of year                      $123,481        $105,158       $ 74,207        $ 67,578
                                                                   =========       =========      =========       =========

Change in Plan Assets:
  Fair value of plan assets at beginning of year                   $143,577        $141,061
  Actual return on assets                                             4,955          14,990
  Employer contributions                                                                          $  4,197        $  3,967
  Benefits paid                                                      (7,471)         (7,469)        (4,197)         (3,967)
                                                                   ---------       ---------      ---------       ---------
  Fair value of plan assets at end of year                         $141,061        $148,582
                                                                   =========       =========

Funded Status of Plan:
  Funded status                                                    $ 17,580         $43,424       $(74,207)       $(67,578)
  Unrecognized actuarial gain                                       (15,330)        (44,223)        (8,653)        (19,082)
  Unrecognized prior service cost                                     2,705           6,692        (13,623)        (11,002)
                                                                   ---------       ---------      ---------       ---------
  Net amount recognized                                            $  4,955        $  5,893       $(96,483)       $(97,662)
                                                                   =========       =========      =========       =========

     The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of post retirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis. Operations were charged approximately $3,869, $4,479, and $5,147 for these benefits during fiscal 1997, 1998 and 1999, respectively.

     Net periodic pension cost (benefit) on a consolidated basis was $767, $252, and $(265) for the years ended September 30, 1997, 1998 and 1999, respectively.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


     The   components   of  net  periodic   pension  cost   (income)  and  other
postretirement benefit cost for the years ended September 30, were as follows:

                                                            Pension Benefits                  Other Benefits
                                                      1997       1998       1999        1997       1998       1999
                                                    --------   --------  ---------    --------   --------   --------
Service cost                                        $ 2,156    $ 2,355   $  2,579     $ 1,130    $ 1,265    $ 1,861
Interest cost                                         7,370      7,256      7,116       4,653      4,785      4,738
Expected return on assets                            (9,332)    (9,605)   (10,892)
Amortization of unrecognized net gain                   (82)      (390)                  (823)      (480)
Amortization of unrecognized prior
 service cost                                           221        221        259      (1,091)    (1,091)    (1,452)
                                                    --------   --------  ---------    --------   --------   --------
Net periodic cost (income)                          $   333    $  (163)  $   (938)    $ 3,869    $ 4,479    $ 5,147
                                                    ========   ========  =========    ========   ========   ========

     An 8.6% annual rate of increase for ages under 65 and an 8.3% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 1999, gradually decreasing for both age groups to 5.30% by the year 2008. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in fiscal 1999:

                                                                      1-Percentage Point      1-Percentage Point
                                                                           Increase               Decrease
                                                                      ------------------      ------------------
Effect on total of service and interest cost components                    $1,225                    $(947)
Effect on accumulated postretirement benefit obligation                   $11,099                  $(8,868)

     Assumptions used to develop the net periodic pension cost (income) and other postretirement benefit cost and to value pension obligations as of September 30 were as follows:

                                             1997          1998          1999
                                            -----         -----         -----
Discount rate                               7.00%         6.25%         7.75%
Expected return on plan assets              8.25%         7.50%         9.00%
Weighted average rate of increase in
  future compensation levels                5.25%         5.25%         4.50%

     The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions for these plans for the three years in the period ended September 30, 1999. The Company sponsors a defined contribution plan for substantially all U.S. employees. Expenses associated with this plan for the year ended September 30, 1999 totaled $132.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


Note 9:  COMMITMENTS

     The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $1,768, $1,691, and $2,107 for the years ended September 30, 1997, 1998, and 1999, respectively. Rent expense includes income from sub-lease rentals totaling $431, $44, and $106 for the years ended September 30, 1997, 1998, and 1999, respectively. Future minimum rental commitments under non-cancelable leases in effect at September 30, 1999, are as follows:

           2000                                $1,833
           2001                                 1,610
           2002                                 1,215
           2003                                   777
           2004 and thereafter                    447
                                               ------
                                               $5,882
                                               ======

     Future minimum rental commitments under non-cancelable leases have not been reduced by minimum sub-lease rentals of $717 due in the future.

Note 10: OTHER

     Other costs, net, consists of net foreign currency transaction (gains) and losses in the amounts of $(524), $84, and $(310) for the years ended September 30, 1997, 1998 and 1999, respectively, and miscellaneous costs.

     A Federal Grand Jury is investigating possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, is responding to the Government's request. The Company has engaged outside legal counsel to represent its interest in the investigation. Certain costs incurred by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. For the year ended September 30, 1999, these costs were approximately $3,462, of which $2,777 is included in other accrued expenses.

     While the outcome of the investigation cannot be predicted with certainty, in the opinion of management there will be no liability incurred in this matter other than ongoing legal expenses in its defense.

     The Company is also involved as the defendant in other various legal actions and is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

     Although the level of future expenditures for environmental and other legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999




Note 11: RELATED PARTY

     On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). As part of the Recapitalization, Blackstone agreed to provide financial support and assistance to the Company. Fees totaling $6,237 paid by the Company to Blackstone and other unrelated parties in connection with the Recapitalization have been accounted for as recapitalization expenses and charged against income in the period. Also in connection with this transaction, the Company recorded $2,457 of non-cash stock compensation expense, also included as recapitalization expenses, pertaining to certain modifications to management's stock options agreements, which eliminated put and call rights associated with the options. As a result of the Recapitalization, all outstanding unexercised options were immediately vested as part of the change in control provisions of the Plan. In addition, the Company has agreed to pay Blackstone an annual monitoring fee of $500, and not to exceed $2,500 in the aggregate, which is included in selling and administrative expenses, and of which $833 is included in other accrued expenses at September 30, 1999. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future.

Note 12: TERMINATED ACQUISITION COSTS

     On March 3, 1998, the Company announced that Holdings and Blackstone had abandoned their attempt to acquire Inco Alloys International, a 100% owned business unit of Inco Limited. Approximately $6,199 and $388 of deferred acquisition costs were charged to operations for the years ended September 30, 1998 and 1999, respectively.

Note 13: STOCK-BASED COMPENSATION

     Holdings has a stock option plan ("Plan") which allows for the granting of options to certain key employees and directors of the Company. Under the Plan, options to purchase up to 915,880 shares of common stock may be granted at a price not less than the lower of book value or 50% of fair market value, as defined in the Plan. The options must be exercised within ten years from the date of grant and become exercisable on a pro rata basis over a five year period from the date of grant, subject to approval by the Board of Directors.

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999


     Due to modifications to management's stock option agreements, redeemable common stock of $2,088 was converted to additional paid in capital during 1999.

Pertinent information covering the Plan is as follows:

                                                                                                      Weighted
                                           Number                         Fiscal                      Average
                                             of        Option Price       Year of         Shares      Exercise
                                            Shares       Per Share      Expiration     Exercisable     Prices
                                           -------     ------------     -----------    -----------    --------
Outstanding at September 30, 1996           554,114    $   2.28-3.24    2000 - 2005      279,794        $2.54

  Granted                                   133,000             8.00                                     8.00
  Exercised                                (106,114)     2.28 - 3.24                                     2.70
  Canceled                                       --
                                           ---------
Outstanding at September 30, 1997           581,000      2.50 - 8.00    2000 - 2007      581,000         3.76

  Granted                                    24,632            10.15                                    10.15
  Exercised                                  (7,000)            2.50                                     2.50
  Canceled                                   (4,000)            8.00                                     8.00
                                           ---------
Outstanding at September 30, 1998           594,632       2.50-10.15    2000 - 2008      574,926         4.01

  Granted                                        --
  Exercised                                 (40,000)            2.50                                     2.50
  Canceled                                  (44,000)     2.50 - 8.00                                     3.00
                                           ---------
Outstanding at September 30, 1999           510,632     2.50 - 10.15    2000 - 2008      495,853         4.22
                                           =========
Options Outstanding at
September 30, 1999 consist of:              125,000            $8.00                     125,000
                                            361,000             2.50                     361,000
                                             24,632            10.15                       9,853
                                           ---------                                     -------
                                            510,632                                      495,853
                                           =========                                     =======



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

                                    1997              1998                 1999
                                   -------           -------             -------
Risk free interest rate             6.27%             5.53%               5.88%
Expected life of options           5 years           5 years             5 years

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999



Note 14:    SEGMENT REPORTING

     The Company operates in one business segment: the design, manufacture and distribution of technologically advanced, high performance metal alloys for use in the aerospace and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.


                               Year Ended         Year Ended        Year Ended
                              September 30,      September 30,     September 30,
                                  1997               1998              1999
                              -------------      -------------     -------------
Sales
  United States                 $154,403            $146,574          $129,494
  Europe                          68,003              87,633            69,727
  Other                           13,354              12,737             9,765
                                --------            --------          --------
  Net revenues                  $235,760            $246,944          $208,986
                                ========            ========          ========

Long-lived assets
  United States                 $ 31,557            $ 26,212          $ 29,057
  Europe                             994               3,415             3,515
                                --------            --------          --------
  Total long-lived assets       $ 32,551            $ 29,627          $ 32,572
                                ========            ========          ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



         None.












[Remainder of page intentionally left blank.]

Part III

Item 10. Directors & Executive Officers of the Registrant

     The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 1999. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

                NAME                              AGE                POSITION WITH THE COMPANY
                ----                              ---                -------------------------

Francis J. Petro............................       60       President and Chief Executive Officer; Director
John H. Tundermann..........................       59       Executive Vice President
Joseph F. Barker............................       52       Chief Financial Officer; Executive Vice President, Finance; & Treasurer
F. Galen Hodge..............................       61       Vice President, Marketing
Michael F. Rothman..........................       53       Vice President, Engineering & Technology
Charles J. Sponaugle........................       51       Vice President, Sales
August A. Cijan.............................       44       Vice President, Operations
Stanton D. Kirk.............................       45       Vice President & General Manager, Republic Engineered Steels
Theodore T. Brown...........................       41       Controller; Chief Accounting Officer
Robert I. Hanson............................       56       General Manager, Arcadia Tubular Products
R. Steven Linne.............................       56       General Counsel and Secretary
Richard C. Lappin...........................       54       Director
Chinh E. Chu................................       33       Director, Member Audit Committee
Marshall A. Cohen...........................       64       Director, Member Compensation Committee
Eric Ruttenberg.............................       43       Director, Member Audit Committee

     Mr. Petro was elected President, Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined Haynes, Mr. Petro was President and CEO of Inco Alloys International, a nickel alloy products manufacturer owned by The International Nickel Company Of Canada.

     Mr. Tundermann was elected Executive Vice President of the Company in March 1999. From 1995 to the time he joined Haynes, Mr. Tundermann was Vice President, Research and Technology of Inco Alloys International, a nickel alloy products manufacturer owned by The International Nickel Company of Canada.

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

     Mr. Sponaugle was elected Vice President, Sales, in June 1998 after having served as Vice President Sales and Marketing since October 1994. He had served in various quality control and marketing positions since 1985.

     Mr. Cijan was elected Vice President, Operations in April 1996. He joined the Company in 1993 as Manufacturing Manager and was Manager, Maintenance and Engineering, for Tuscaloosa Steel Corporation, a mini hot strip mill owned by British Steel PLC, from 1987 until he joined the Company in 1993.

     Mr. Kirk was elected Vice President and General Manager, Republic Engineered Steels, Specialty Steels Division, in April 1999. From March 1999 until June 1999 Mr. Kirk was Director of Flat Products management at Special Metals. From June 1998 until Mach 1999 Mr. Kirk was Director of Sales at Inco Alloys International.

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

     Mr. Lappin is currently a Senior Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Lappin served as President of Farley Industries. Mr. Lappin was elected as a Director of Haynes International, Inc. in March 1999.

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

     The By-Laws of Haynes International, Inc. ("By-Laws") authorize the board of directors to designate the number of directors to be not less than three nor more than eleven. The board currently has five directors. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Petro, to the terms of his employment contract. See "Executive Compensation--Petro Employment Agreement."

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

Item 11. Executive Compensation

    The following table sets forth certain information concerning the compensation paid by the Company to all individuals serving as its Chief
Executive Officer during the last completed fiscal year and each of the Company's four other most highly compensated Executive Officers, who served as executive officers as of September 30, 1999.

SUMMARY COMPENSATION TABLE
                                                                                     Long-Term
                                                                                   Compensation
                                                                                      Awards
                                               Annual Compensation (1)
          Name                                                       Other
           and                                                      Annual                             All Other
        Principal          Fiscal      Salary        Bonus       Compensation         Options        Compensation
        Position            Year          $            $              $                   #               $ (2)
        ---------          ------      ------        -----       -------------        -------        ------------
Francis J. Petro           1999        257,144      120,000           --                --               22,439
President and Chief
Executive Officer

Michael D. Austin          1999        120,000           --           --                --               10,688
President and Chief        1998        414,000       42,869           --                --                8,663
Executive Officer          1997        387,000       81,497           --                --                9,000

Joseph F. Barker           1999        178,200           --           --                --                2,440
Executive Vice President   1998        176,275       18,189           --                --                2,713
Finance; Treasurer         1997        166,625       35,089           --                --                2,575

Charles J. Sponaugle       1999        154,000           --           --                --                1,965
Vice President, Sales      1998        152,500       15,719           --                --                2,079
                           1997        148,000       30,458           --                --                1,371

August A. Cijan            1999        157,200           --           --                --                  776
Vice President,            1998        154,700       16,045           --                --                  840
Operations                 1997        149,400       31,117           --                --                  812

F. Galen Hodge             1999        154,300           --           --                --                5,827
Vice President,            1998        149,875       15,749           --                --                5,116
Marketing                  1997        143,500       30,541           --                --                3,371

(1) Additional compensation in the form of perquisites was paid to certain of the named officers in the periods presented; however, the amount of such compensation was less than the level required for reporting.

(2) Premium payments to the group term life insurance plan, gainsharing payments and relocation reimbursements which were made by the Company.

Stock Option Plans

     In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the "Existing Stock Option Plan"). The Existing Stock Option Plan (as amended) authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 915,880 shares of Holdings' common stock. As of September 30, 1999, options to purchase 510,632 shares were outstanding under the Existing Stock Option Plan. Fifty thousand two hundred three (50,203) options are available for grant. Upon consummation of the 1989 Acquisition, the holders of the Prior Options exchanged all of their remaining Prior Options for options pursuant to the Existing Stock Option Plan (the "Rollover Options"). Except for the Rollover Options, the Compensation Committee, which administers the Existing Stock Option Plan, is authorized to determine which eligible employees will receive options and the amount of such options. Pursuant to the Existing Stock Option Plan, the Compensation Committee is authorized to grant options to purchase Common Stock at any price in excess of the lower of Book Value (as defined in the Existing Stock Option Plan) or 50% of the Fair Market
Value (as defined in the Existing Stock Option Plan) per share of Common Stock on the date of the award. However, actual options outstanding under the Existing Stock Option Plan have been granted at the estimated fair market value per share at the date of grant, resulting in no compensation being charged to operations.

     Subject to earlier exercise upon death, disability or normal retirement, upon a change of control (as defined in the Existing Stock Option Plan) of Holdings, upon the determination of the Compensation Committee in its discretion, or upon the sale of all or substantially all of the assets of the Company, options granted under the Existing Stock Option Plan (other than the Rollover Options and options granted to existing Management Holders (as defined in the Existing Stock Option Plan) that are immediately exercisable) become exercisable on the third anniversary thereof unless otherwise provided by the Compensation Committee and terminate on the earlier of (i) three months after the optionee ceases to be employed by the Company or any of its subsidiaries;
(ii) ten years and two days after the date of grant; or (iii) at a longer time as may be determined by the Board of Directors. Options granted pursuant to the Existing Stock Option Plan may not be assigned or transferred by an optionee other than by last will and testament or by the laws of descent and distribution, and any attempted transfer of such options may result in termination thereof.

     No options were granted in fiscal 1999. On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share. On June 1, 1998, a total of 24,632 options were granted to Marshall A. Cohen, Director, at an exercise price of $10.15 per share.

     The following table sets forth certain information with respect to stock options held by the persons named in the Summary Compensation Table. No persons named in the Summary Compensation Table were granted or exercised stock options during fiscal 1998.

Stock Option Exercises and Fiscal Year-End Holdings

                                     Number of Securities                      Value of Unexercised
                                    Underlying Unexercised                         In-The-Money
                                          Options at                                Options at
                                        Fiscal Year End                         Fiscal Year End (1)
                                    ----------------------                     --------------------
      Name                       Exercisable        Unexercisable         Exercisable         Unexercisable
--------------------             -----------        -------------         -----------         -------------
Michael D. Austin                  160,000              --                 $240,000               --
Joseph F. Barker                    40,000              --                 $ 60,000               --
Charles J. Sponaugle                33,000              --                 $ 49,500               --
August A. Cijan                     40,000              --                 $ 60,000               --
F. Galen Hodge                      40,000              --                 $ 60,000               --


(1) Because there is no market for Holdings common stock, the value of unexercised "in the money" options is based on the most recent value of Holdings common stock determined by the Holdings Board of Directors ($4.00).

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

     The Severance Agreements provide that if an Eligible Employee's employment with the Company is terminated within six months following a Severance Change in Control by reason of such Eligible Employee's disability, retirement or death, the Company will pay the Eligible Employee (or his estate) his Base Salary (as defined in the Severance Agreements) plus any bonuses or incentive compensation earned or payable as of the date of termination. In the event that the Eligible Employee's employment is terminated by the Company for Cause (as defined in the Severance Agreements) within the six-month period, the Company is obligated only to pay the Eligible Employee his Base Salary through the date of termination. In addition, if within the six-month period the Eligible Employee's employment is terminated by the Eligible Employee or the Company (other than for Cause or due to disability, retirement or death), the Company must (among other things) (i) pay to the Eligible Employee such Eligible Employee's full Base Salary and any bonuses or incentive compensation earned or payable as of the date of termination; (ii) continue to provide life insurance and medical and hospital benefits to the Eligible Employee for up to 12 months following the date of termination (18 months for Messrs. Austin and Barker); (iii) pay to the Eligible Employee $12,000 for outplacement costs to be incurred; (iv) pay to the Eligible Employee a lump sum cash payment equal to either (a) 150% of the Eligible Employee's Base Salary in the case of Messrs. Austin and Barker, or (b) 100% of the Eligible Employee's Base Salary in the case of the other Eligible Employees, provided that the Company may elect to make such payments in installments over an 18 month period in the case of Messrs. Austin or Barker or a 12 month period in the case of the other Eligible Employees. As a condition to receipt of severance payments and benefits, the Severance Agreements require that Eligible Employees execute a release of all claims.

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

Employment Agreements

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

     The Company has agreements with Mr. Petro and Mr. Tundermann pursuant to which they will be paid an annual base salary of $360,000 and $170,000, respectively, for calendar year 1999 with certain increases for the next two years. The Company intends to provide certain standard benefits and other perquisites to Mr. Petro and Mr. Tundermann.

U.S. Pension Plan

     The Company maintains for the benefit of eligible domestic employees a defined benefit pension plan, designated as the Haynes International, Inc. Pension Plan (the "U.S. Pension Plan"). Under the U.S. Pension Plan, all Company employees completing at least 1,000 hours of employment in a 12-month period, except those employed pursuant to a written agreement which provides that the employee shall not be eligible for any retirement plan benefits, become eligible to participate in the plan. Employees are eligible to receive an unreduced pension annuity on reaching age 65, reaching age 62 and completing 10 years of service, or completing 30 years of service. The final option is available only for union employees hired before June 11, 1999 or for salaried employees who were plan participants on March 31, 1987.

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

     The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 1999. The maximum annual benefit permitted for 1999 under Section 415(b) of the Code is $125,000.

YEARS OF SERVICE
AVERAGE ANNUAL
REMUNERATION
                                                15              20               25              30              35
                                                --              --               --              --              --
$100,000.........................           $ 23,800         $ 31,700        $ 39,700        $ 47,600         $ 55,500
$150,000.........................             36,500           48,700          60,900          73,100           85,300
$200,000.........................             49,300           65,700          82,200          98,600          115,000
$250,000.........................             62,000           82,700         103,400         124,100          144,800
$300,000.........................             74,800           99,700         124,700         149,600          174,500
$350,000.........................             87,500          116,700         145,900         175,100          204,300
$400,000.........................            100,300          133,700         167,200         200,600          234,000
$450,000.........................            113,000          150,700         188,400         226,100          263,800

     The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 1999 are as follows:

                                                          CREDITED
                                                          SERVICE
                                                          --------
Francis J. Petro.................................           < 1
F. Galen Hodge...................................            30
Joseph F. Barker.................................            19
Charles J. Sponaugle.............................            18
August A. Cijan..................................             6

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

     The board of directors has sole discretion to determine the amount, if any, to be contributed by the Company as discretionary Profit Sharing. No Company contributions were made to the Profit Sharing Plan for the fiscal years ended September 30, 1997, 1998 and 1999. The Profit Sharing Plan is qualified under
Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plan.

     In general, all salaried employees completing at least 1,000 hours of employment in a 12-month period are eligible to participate after completion of one full year of employment. Each participant's share in the Company's annual allocation, if any, to the Profit Sharing Plan is represented by the percentage which his or her plan compensation (up to $260,000) bears to the total plan compensation of all participants in the plan. Employees may also elect to make elective salary reduction contributions to the Profit Sharing Plan, in amounts up to 20% of their plan compensation. Effective June 14, 1999, the Company agreed to match 50% of an employee's contribution to the Plan up to a maximum contribution of 3% of the employees' salary. Elective salary reduction contributions may be withdrawn subject to the terms of the Profit Sharing Plan.

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

Incentive Plan

     In January 1997, the Company awarded and paid management bonuses of approximately $200,000 pursuant to a board resolution. The January bonuses were calculated based on the Company's fiscal 1996 performance. Additionally, the Company adopted a management incentive plan effective for fiscal 1997 pursuant to which senior managers and managers in the level below senior managers will be paid a bonus based on actual EBITDA compared to budgeted EBITDA. Based on results for fiscal 1997, the Company accrued approximately $925,000 for fiscal 1997 which was paid to all domestic employees meeting certain service requirements on November 12, 1997.

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

     Base Salary. The salary, and any periodic increase thereof, of the President and Chief Executive Officer was and is determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. The salaries, and any periodic increases thereof, of the Executive Vice President, the Executive Vice President, Finance, and Treasurer, the Vice President, Engineering and Technology, the Vice President, Sales, the Vice President, Operations, the Vice President and General Manager, Republic Engineered Steels, and the Vice President, Marketing, were and are determined by the Board of Directors based on recommendations made by the President and Chief Executive Officer and approved by the Committee.

     The Company, in establishing base salaries, levels of incidental and/or supplemental compensation, and incentive compensation programs for its officers and key executives, assesses periodic compensation surveys and published data covering the industry in which the Company operates and other industries. The level of base salary compensation for officers and key executives is determined by both their scope and responsibility and the established salary ranges for officers and key executives of the Company. Periodic increases in base salary are dependent on the executive's proficiency of performance in the individual's position for a given period, and on the executive's competency, skill and experience.

     Compensation levels for fiscal 1999 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 1999.

     Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. Bonus awards for fiscal 1997 and 1998 reflected the accomplishment of corporate and functional objectives in fiscal 1997 and 1998, respectively.

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

    SUBMITTED BY THE COMPENSATION COMMITTEE

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is owned by Holdings. The only stockholders of record at September 30, 1999, known to be owning more than five percent of Holdings' outstanding Common Stock were: Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; and Blackstone Family Investment Partnership II L.P. (collectively, "The Blackstone Partnerships"), all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

     The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 1999. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Mr. Austin is 7611 Lake Road South, Building 1000, Mobile, AL 36609. The address of Messrs. Barker, Cijan, Hodge and Sponaugle is 1020 W. Park Avenue, P.O. Box 9013, Kokomo, IN 46904-9013.

                                                Shares Beneficially Owned (1)
                                                ------------------------------
   Name                                           Number              Percent
                                                  ------              -------
The Blackstone Partnerships                     5,323,799              73.0

Michael D. Austin                                 160,000(1)            2.2
Joseph F. Barker                                   40,000(1)            (2)
August A. Cijan                                    40,000(1)            (2)
F. Galen Hodge                                     40,000(1)            (2)
Charles J. Sponaugle                               38,000(3)            (2)

All directors and executive officers
of the Company as a group                         447,264(1)            6.1

-----------------------------
(1) Represents shares of Common Stock underlying options exercisable at any time which are deemed to be beneficially owned by the holders of such options. See Item 11 - "Executive Compensation - Stock Option Plans."
(2) Less than 1%.
(3) Includes 33,000 shares of Common Stock underlying options exercisable at any time which are deemed to be beneficially owned by Mr. Sponaugle. See
     Item 11 - "Executive Compensation - Stock Option Plans."


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

Item 13. Certain Relationships and Related Transactions

     The Company is required to pay a monitoring fee to Blackstone Management Partners L.P. in the amount of $500,000 annually on each anniversary of the recapitalization date with the aggregate amount not to exceed $2.5 million. On June 1, 1998, a total of 24,632 shares of Holdings shares were issued to Marshall A. Cohen, Director, for consulting services and 24,632 options were granted at an exercise price of $10.15 per share.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report.

     1.  Financial Statements:

          Included as outlined in Item 8 of Part II of this report.

          Report of Independent Auditors.

          Consolidated Balance Sheet as of September 30, 1998 and September 30, 1999.

          Consolidated Statements of Operations for the Years Ended September 30, 1997, 1998 and 1999.

          Consolidated Statements of Comprehensive Income for the Years Ended September 30, 1997, 1998 and 1999.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1998 and 1999.

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

(b)  Reports on Form 8-K.  None.

(c)  Exhibits.  See Index to Exhibits.

HAYNES INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)
                                                Year Ended            Year Ended            Year Ended
                                              Sept. 30, 1997        Sept. 30, 1998        Sept. 30, 1999
                                              --------------        --------------        --------------
Balance at beginning of period                    $ 900                 $ 657                 $ 662
Provisions                                           (6)                  221                   235
Write-Offs                                         (251)                 (287)                 (136)
Recoveries                                           14                    71                   115
                                                  ------                ------                ------
Balance at end of period                          $ 657                 $ 662                 $ 876
                                                  ======                ======                ======













[Remainder of page intentionally left blank.]

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HAYNES INTERNATIONAL, INC.
     (Registrant)


     By:/s/Francis J. Petro
        ----------------------------
        Francis J. Petro, President

     Date:  December 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Capacity                                    Date
---------                                     --------                                    ----

/s/ Francis J. Petro                          President and Director                      December 23, 1999
-----------------------------------------     (Principal Executive Officer)
Francis J. Petro

                                              Executive Vice President, Finance;
/s/ Joseph F. Barker                          Treasurer                                   December 23, 1999
-----------------------------------------     (Principal Financial Officer)
Joseph F. Barker

/s/ Theodore T. Brown                         Controller                                  December 23, 1999
-----------------------------------------     (Principal Accounting Officer)
Theodore T. Brown

/s/ Richard C. Lappin                         Director                                    December 23, 1999
-----------------------------------------
Richard C. Lappin

/s/ Chinh E. Chu                              Director                                    December 23, 1999
-----------------------------------------
Chinh E. Chu

/s/ Marshall A. Cohen                         Director                                    December 23, 1999
-----------------------------------------
Marshall A. Cohen

/s/ Eric Ruttenberg                           Director                                    December 23, 1999
-----------------------------------------
Eric Ruttenberg

INDEX TO EXHIBITS
                                                                                              Sequential
    Number                                                                                     Numbering
  Assigned In                                                                                 System Page
Regulation S-K                                                                                 Number of
   Item 601                       Description of Exhibit                                        Exhibit
--------------                    ----------------------                                      -----------

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


                   10.26 Amendment  No.  1 to  Amended  and  Restated  Loan  and
                         Security  Agreement by and among  CoreStates Bank, N.A.
                         and  Congress  Financial  Corporation   (Central),   as
                         Lenders,  Congress Financial  Corporation  (Central) as
                         Agent for Lenders, and Haynes  International,  Inc., as
                         Borrower.  (Incorporated  by reference to Exhibit 10.01
                         to  Registrant's  Form 8-K  Report,  filed  January 22,
                         1997, File No. 333-5411.)
                   10.27 Amendment  No.  2 to  Amended  and  Restated  Loan  and
                         Security  Agreement,  dated  January  29,  1997,  among
                         CoreStates   Bank,   N.A.   and   Congress    Financial
                         Corporation (Central),  as Lenders,  Congress Financial
                         Corporation (Central), as Agent for Lenders, and Haynes
                         International,   Inc.  (Incorporated  by  reference  to
                         Exhibit 10.01 to  Registrant's  Form 8-K Report,  filed
                         February 13, 1997, File No. 333-5411.)
                   10.28 Facility  Management  Agreement by and between Republic
                         Engineered Steels, Inc. and Haynes International, Inc.,
                         dated April 15,  1999.  (Incorporated  by  reference to
                         Exhibit  10.18 to  Registrant's  Form 10-Q Report filed
                         May 14, 1999, File No. 333-5411)
                   10.29 Amendment  No.  3 to  Amended  and  Restated  Loan  and
                         Security Agreement, dated August 23, 1999, by and among
                         CoreStates   Bank,   N.A.   and   Congress    Financial
                         Corporation (Central),  as Lenders,  Congress Financial
                         Corporation  (Central) as Agent for Lenders, and Haynes
                         International, Inc., as Borrower.
                   10.30 Credit  Agreement by and among  Institutions  from time
                         to  time  party  hereto,  as  Lenders,   Fleet  Capital
                         Corporation,   as  Agent  for   Lenders,   and   Haynes
                         International, Inc., as Borrower.
     (11)                No Exhibit.
     (12)          12.01 Statement  re: computation  of ratio of earnings before fixed charges to fixed charges.
     (13)                No Exhibit.
     (16)                No Exhibit.
     (18)                No Exhibit.
     (21)          21.01 Subsidiaries  of  the  Registrant.   (Incorporated   by
                         Reference to Exhibit 21.01 to Registration Statement on
                         Form S-1, Registration No. 333-05411.)
     (22)                No Exhibit.
     (23)                No Exhibit.
     (24)                No Exhibit.
     (27)          27.01 Financial Data Schedule.
     (28)                No Exhibit.
     (99)                No Exhibit.
