Form 10-Q
period 1999-12-31
HAYNES INTERNATIONAL INC
filed 2000-02-14
CIK 858655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended December 31, 1999.
                                       ----------------------

                                       or

[   ]   Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934.

For the transition period from                          to                     .
                              ------------------------    ----------------------

                        Commission File Number: 333-5411
                                                -----------


                           HAYNES INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           06-1185400
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana                       46904-9013
----------------------------------------       ---------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (765) 456-6000
                   -------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of February 14, 2000, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.


                                                     HAYNES INTERNATIONAL, INC.

                                                          TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                                                                              Page
                                                                                                                  ----
Item 1.        Financial Statements:

               Consolidated Condensed Balance Sheets as of
               September 30, 1999 and December 31, 1999                                                              3

               Consolidated Condensed Statements of Operations for the Three Months
               ended December 31, 1998 and 1999                                                                      4

               Consolidated Condensed Statements of Comprehensive Income for the
               Three Months Ended December 31, 1998 and 1999                                                         5

               Consolidated Condensed Statements of Cash Flows for the Three Months
               ended December 31, 1998 and 1999                                                                      6

               Notes to Consolidated Condensed Financial Statements                                                  7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                                   8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                           11


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                    11

Item 2.        Changes in Securities and Use of Proceeds                                                            11

Item 3.        Defaults Upon Senior Securities                                                                      11

Item 4.        Submission of Matters to a Vote of Security Holders                                                  11

Item 5.        Other Information                                                                                    11

Item 6.        Exhibits and Reports on Form 8-K                                                                     11

               Signatures                                                                                           12

               Index to Exhibits                                                                                    13


PART I FINANCIAL INFORMATION
----------------------------

Item 1.  Financial Statements

                                                     HAYNES INTERNATIONAL, INC.
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (dollars in thousands, except share amounts)

                                                                                                   September 30,        December 31,
                                                                                                      1999                  1999
                                                                                                   -------------        ------------
ASSETS ...............................................................................                                   (Unaudited)
Current assets:
     Cash and cash equivalents .......................................................             $   3,576              $   4,611
     Accounts and notes receivable, less allowance for
        doubtful accounts of $876 and $949, respectively .............................                40,241                 35,379
     Inventories .....................................................................                91,012                 92,704
                                                                                                   ---------              ---------
         Total current assets ........................................................               134,829                132,694
                                                                                                   ---------              ---------

Property, plant and equipment (at cost) ..............................................               107,524                112,091
Accumulated depreciation .............................................................               (74,952)               (75,583)
                                                                                                   ---------              ---------
         Net property, plant and equipment ...........................................                32,572                 36,508

Deferred income taxes ................................................................                44,137                 44,026
Prepayments and deferred charges, net ................................................                 9,699                 11,373
                                                                                                   ---------              ---------
              Total assets ...........................................................             $ 221,237              $ 224,601
                                                                                                   =========              =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses ...........................................             $  27,966              $  31,527
     Accrued postretirement benefits .................................................                 4,200                  4,200
     Revolving credit ................................................................                44,051                 47,162
     Note payable ....................................................................                   208                    601
     Income taxes payable ............................................................                   263                    576
     Deferred income taxes ...........................................................                 1,519                  1,876
                                                                                                   ---------              ---------
         Total current liabilities ...................................................                78,207                 85,942
                                                                                                   ---------              ---------

Long-term debt, net of unamortized discount ..........................................               139,620                139,412
Accrued postretirement benefits ......................................................                93,462                 93,762
                                                                                                   ---------              ---------
              Total liabilities ......................................................               311,289                319,116
                                                                                                   ---------              ---------


Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
         issued and outstanding)
     Additional paid-in capital ......................................................                51,175                 51,275
     Accumulated deficit .............................................................              (142,436)              (145,703)
     Accumulated other comprehensive income (loss) ...................................                 1,209                    (87)
                                                                                                   ---------              ---------
         Total capital deficiency ....................................................               (90,052)               (94,515)
                                                                                                   ---------              ---------
              Total liabilities and capital deficiency ...............................             $ 221,237              $ 224,601
                                                                                                   =========              =========

The accompanying notes are an integral part of these financial statements.

                                                            Page 3 of 16


                           HAYNES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (dollars in thousands)

                                                           Three Months Ended
                                                              December 31,
                                                              ------------
                                                             1998         1999
                                                           --------    --------
Net revenues ...........................................   $ 49,211    $ 48,027
Cost of sales ..........................................     37,296      39,933
Selling and administrative .............................      4,941       5,672
Research and technical .................................        912         908
                                                           --------    --------
     Operating income ..................................      6,062       1,514
Other cost, net ........................................        230         238
Interest expense .......................................      5,054       5,366
Interest income ........................................        (21)        (31)
                                                           --------    --------
     Income (loss) before provision for (benefit from)
     income taxes ......................................        799      (4,059)
Provision for (benefit from) income taxes ..............        619        (791)
                                                           --------    --------
     Net income (loss) .................................   $    180    $ (3,268)
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.



                           HAYNES INTERNATIONAL, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (dollars in thousands)

                                                            Three Months Ended
                                                               December 31,
                                                               ------------
                                                             1998         1999
                                                           -------      --------
Net Income (loss) ....................................     $   180      $(3,268)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment .........        (404)      (1,296)
                                                           -------      -------
Other comprehensive loss .............................        (404)      (1,296)
                                                           -------      -------
     Comprehensive loss ..............................     $  (224)     $(4,564)
                                                           =======      =======

The accompanying notes are an integral part of these financial statements.


                           HAYNES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                              Three Months Ended
                                                                 December 31,
                                                                 ------------
                                                               1998       1999
                                                              -------    -------
Cash flows from operating activities:
      Net income (loss) ...................................   $   180    $(3,268)
      Depreciation ........................................     1,747        823
      Amortization ........................................       317        252
      Deferred income taxes ...............................       217        563
      Change in:
           Inventories ....................................    (6,966)    (1,820)
           Accounts receivable ............................     7,968      4,494
           Accounts payable and accruals ..................     4,625      4,012
           Other, net .....................................      (636)    (1,700)
                                                              -------    -------
      Net cash provided by operating activities ...........     7,452      3,356
                                                              -------    -------

Cash flows from investing activities:
      Additions to property, plant and equipment ..........    (2,100)    (4,924)
      Other investing activities ..........................        21        166
                                                              -------    -------
      Net cash used in investing activities ...............    (2,079)    (4,758)
                                                              -------    -------
Cash flows from financing activities:
      Net increase (decrease) in revolving credit and long-
           term debt ......................................    (3,702)     2,762
      Capital contribution from parent company of proceeds
           from exercise of stock options .................      --          100
                                                              -------    -------
      Net cash provided by (used in) financing activities .    (3,702)     2,862
                                                              -------    -------

Effect of exchange rates on cash ..........................       (53)      (425)
                                                              -------    -------
Increase in cash and cash equivalents .....................     1,618      1,035

Cash and cash equivalents, beginning of period ............     3,720      3,576
                                                              -------    -------
Cash and cash equivalents, end of period ..................   $ 5,338    $ 4,611
                                                              =======    =======

Supplemental disclosures of cash flow information:
     Cash paid during period for:  Interest ...............   $   664    $ 1,044
                                                              =======    =======
                                   Income taxes ...........   $    97    $    49
                                                              =======    =======


The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  For the Three Months Ended December 31, 1999

Note 1.           Basis of Presentation

         The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1999, filed by the Company with the Securities and Exchange Commission ("SEC") on December 28, 1999. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.           Inventories

         The following is a summary of the major classes of inventories:

                                           September 30, 1999  December 31, 1999
                                           ------------------  -----------------
                                                                  (Unaudited)
Raw Materials ..........................             $ 4,883             $ 3,576
Work-in-process ........................              38,876              42,359
Finished Goods .........................              41,243              38,038
Other, net .............................               6,010               8,731
                                                     -------             -------
Net inventories ........................             $91,012             $92,704
                                                     =======             =======

Note 3.           Income Taxes

         The provision for income taxes for the three months ended December 31, 1998 and 1999 differed from the U.S. federal statutory rate of 34% primarily due to taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the Securities Laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to
(i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 1999 filed by the Company with the Securities and Exchange Commission on December 28, 1999.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

         Net Revenues. Net revenues decreased approximately $1.2 million to approximately $48.0 million in the first quarter of 2000, from approximately $49.2 million in the first quarter of 1999, primarily as a result of a 14.7% decrease in the average selling price per pound, falling from $12.94 per pound for fiscal 1999 to $11.04 per pound for fiscal 2000. The decline in the average selling price was partially offset by a 16.2% increase in volume, from approximately 3.7 million pounds in the first quarter of 1999 to approximately
4.3 million pounds in the first quarter of 2000.

         Sales to the aerospace industry in the first quarter of fiscal year 2000 declined by 22.0% to approximately $18.1 million from approximately $23.2 million for the same period a year earlier, due to a decrease in the average selling price per pound and a decline in volume. The decrease in average selling prices was the result of a decrease in sales of higher value added tubular products for commercial aircraft and a larger proportion of lower priced product forms in the gas turbine sector. The volume decrease was caused by lower domestic and European sales of nickel-base and cobalt-containing alloy flat products to gas turbine manufacturers, as the industry continues to respond to changes in the commercial aircraft build schedules.

         Sales to the chemical processing industry declined by 23.1% from approximately $16.9 million in the first quarter of 1999 to approximately $13.0 million in the first quarter of fiscal 2000, due to a decline in volume and a reduction in the average selling price per pound. The decline in volume can be attributed to decreased worldwide project related activity. The decline in average selling price stems from heightened competition in a soft market.

         Sales to the land-based gas turbine industry increased 109.1% in the first three months of fiscal 2000 to approximately $6.9 million from approximately $3.3 million for the same period a year earlier due primarily to an increase in volume, partially offset by a decrease in the average selling price per pound. The increase in volume was mainly due to improved domestic shipments of nickel-base flat products to support the demand of manufacturers build schedules and improved sales of ingots and billets used for further processing. The decline in selling price can be attributed to a larger proportion of a lower priced proprietary alloy for a major gas turbine application.

         Sales to the flue gas desulfurization industry increased 325.0% to approximately $1.7 million from approximately $400,000 due to an increase in both volume and average selling price per pound. The increases can be attributed to a single project that shipped during the quarter. This market is generally characterized by large project requirements and moderate continuing repair and maintenance needs.

         Sales to the oil and gas industry increased 400% to approximately $3.0 million for the first fiscal quarter of 2000 from approximately $600,000 for the first quarter of 1999 due to an increase in volume, partially offset by a decrease in the average selling price per pound. The increase in volume can be attributed to a large sour gas project shipped during the quarter. This market is entirely dependent upon large drilling projects, the timing of which are difficult to predict.

         Sales to other industries increased 29.4% to approximately $4.4 million for the first three months of fiscal year 2000 from approximately $3.4 million for the first three months of 1999 due to an increase in both volume and average selling price per pound. The increase in average selling price can be attributed to proportionately higher sales of higher cost, higher priced cobalt-base alloys relative to sales of lower cost, lower priced nickel-base alloys.

         Cost of Sales. Cost of sales as a percentage of net revenues increased to 83.1% for the first quarter of fiscal 2000 compared to 75.8% in the same period last year. The higher cost of sales percentage in fiscal 2000 resulted from higher raw material costs, higher distribution costs associated with the service centers, and lower volumes of higher value added coil, sheet, and seamless product forms due to significant planned outages in sheet and coil production equipment.

         Selling and Administrative Expenses. Selling and administrative expenses increased approximately $800,000 to approximately $5.7 million in the first quarter of 2000 from approximately $4.9 million in the same period a year ago, primarily as a result of expenses related to the Company's continuing response to the Department of Justice's grand jury investigation into the nickel alloy industry and a charge for management incentives.

         Research and Technical Expenses. Research and technical expenses were relatively flat in the first quarter of 2000 compared to the first quarter of 1999.

         Operating Income. As a result of the above factors, the Company recognized operating income for the first quarter of 2000 of approximately $1.5 million, approximately $1.0 million of which was contributed by the Company's foreign subsidiaries. For the first quarter of 1999, operating income was approximately $6.1 million, of which approximately $1.3 million was contributed by the Company's foreign subsidiaries.

         Other. Other cost was relatively flat in the first quarter 2000 compared to the first quarter of 1999.

         Interest Expense. Interest expense increased approximately $300,000 to approximately $5.4 million for the first quarter of 2000 from approximately $5.1 million for the same period in 1999. Higher revolving credit balances during the first quarter of fiscal 2000, combined with higher interest rates, accounted for the increase.

         Income Taxes. An income tax benefit of approximately $791,000 was recorded for the first quarter of 2000 compared to income tax expense of approximately $619,000 in fiscal 1999 due to lower pretax earnings.

         Net Income. As a result of the above factors, the Company recognized net loss for the first quarter of 2000 of approximately $3.3 million, compared to net income of approximately $180,000 for the first quarter of 1999.

Liquidity and Capital Resources

         The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $4.9 million in the first three months of fiscal 2000, compared to capital expenditures of approximately $2.1 million for the first three months of fiscal 1999. First quarter 2000 capital spending included improvements to the Company's flat product production areas, including the four-high mill and cold finishing areas, and completion of information technology projects. The remainder of planned 2000 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long- term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

         Net cash provided by operating activities in the first three months of 2000 was approximately $3.4 million, as compared to net cash provided by operating activities of approximately $7.5 million the first three months of 1999. The positive cash flow from operations for 2000 was primarily the result of a decrease in accounts receivable of approximately $4.5 million. The cash flow was also affected by an increase in accounts payable and accrued expenses of approximately $4.0 million, non-cash depreciation and amortization expense of approximately $1.1 million, net loss of approximately $3.3 million, an increase in inventories of approximately $1.8 million, and other net adjustments of approximately $1.1 million.

         Net cash used in investing activities increased to approximately $4.8 million in the first three months of 2000 from approximately $2.1 million in the same period for 1999, primarily as a result of increased capital spending. Net cash provided by financing activities for the first three months of 2000 was approximately $2.9 million, compared to net cash used in financing activities of approximately $3.7 million for the first three months of 1999, primarily as a result of increased net borrowings by the Company.

         Cash for the first three months of 2000 increased approximately $1.0 million resulting in a cash balance of approximately $4.6 million at December 31, 1999. Cash in the first three months of 1999 increased approximately $1.6 million, resulting in a cash balance of approximately $5.3 million at December 31, 1998.

         Total debt at December 31, 1999, was approximately $187.2 million compared to approximately $172.0 million at December 31, 1998, reflecting increased borrowing under the Fleet Revolving Credit Facility.

         At December 31, 1999, approximately $47.2 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $31.6 million at December 31, 1998. In addition, as of December 31, 1999, approximately $500,000 in letter of credit reimbursement obligations had been incurred by the Company. The Company had available additional borrowing capacity of approximately $12.5 million on the Fleet Revolving Credit Facility at December 31, 1999.

Grand Jury Investigation

         A Federal Grand Jury is investigating possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, is responding to the Government's request. The Company has engaged outside legal counsel to represent its interest in the investigation. Certain costs incurred by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. For the year ended September 30, 1999, and the three month period ended December 31, 1999, these costs were approximately $3.5 million and $250,000 respectively. While the outcome of the investigation cannot be predicted with certainty, in the opinion of management, there will be no liability incurred in this matter other than ongoing legal expenses in its defense.

Accounting Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Management has not yet quantified the effect of the new standard on the financial statements.

Year 2000

         The Company did not realize any detrimental effect relating to Year 2000. All manufacturing and business systems are functioning in the manner they were intended to operate. Furthermore, the Company has not experienced any problems with its customer or suppliers regarding Year 2000. The Company is not aware of any remaining uncertainties, but in the event one should arise, the Company's Year 2000 Committee will remain active to respond to such an occurrence.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 1999, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The Company did not have any outstanding commodity contracts at December 31, 1999.

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

         At December 31, 1999, the unrealized gain on these foreign currency exchange contracts was approximately $30,000.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  See Index to Exhibits
                  --------
         (b)      Reports on Form 8-K.   No report on Form 8-K was filed during
                  -------------------
                  the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HAYNES INTERNATIONAL, INC.




                                           /s/   Francis J. Petro
                                           ----------------------
                                           Francis J. Petro
                                           President and Chief Executive Officer

                                           /s/   Joseph F. Barker
                                           ----------------------
                                           J. F. Barker
                                           Executive Vice President, Finance
                                           Chief Financial Officer

Date:   February 14, 2000


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






                       10.17    Agreement by and between Galen Hodge and Haynes International,
                                Inc. dated January 13, 1998 (Incorporated by reference to
                                Exhibit 10.17 to Registrant's Form 10-Q Report filed February 13,
                                1998, File No. 333-5411).
                       10.18    Facility Management Agreement by and between Republic
                                Engineered Steels, Inc. and Haynes International, Inc., dated
                                April 15, 1999.  (Incorporated by reference to Exhibit 10.18 to
                                Registrant's Form 10-Q Report filed May 14, 1999,
                                File No. 333-5411)
                       10.19    Amendment No. 3 to Amended and Restated Loan and Security
                                Agreement, dated August 23, 1999, by and among CoreStates Bank,
                                N.A. and Congress Financial Corporation (Central), as Lenders,
                                Congress Financial Corporation (Central) as Agent for Lenders, and
                                Haynes International, Inc., as Borrower.  (Incorporated by reference to Exhibit 10.29 to Registrant's Form 10-K Report filed December 28,
                                1999, File No. 333-5411.)
                       10.20    Credit Agreement by and among  Institutions  from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders,
                                and  Haynes  International,  Inc.,  as  Borrower.  (Incorporated  by
                                reference to Exhibit  10.30 to  Registrant's  Form 10-K Report filed
                                December 28, 1999, File No. 333-5411.)
                       10.21    Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and among Institutions from time to time party hereto, as Lenders,
                                Fleet Capital Corporation, as Agent for Lenders, and Haynes
                                International, Inc., as Borrower.
       (11)                     No Exhibit.
       (15)                     No Exhibit.
       (18)                     No Exhibit.
       (19)                     No Exhibit.
       (22)                     No Exhibit.
       (23)                     No Exhibit.
       (24)                     No Exhibit.
       (27)            27.01    Financial Data Schedule.
       (99)                     No Exhibit.
