Form 10-Q
period 2000-03-31
HAYNES INTERNATIONAL INC
filed 2000-05-15
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the quarterly period ended March 31, 2000.
                                     --------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the transition period from            to             .


                        Commission File Number: 333-5411
                        --------------------------------


                           HAYNES INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                    06-1185400
  -------------------------------              ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

  1020 West Park Avenue, Kokomo, Indiana       46904-9013
  ----------------------------------------     ------------------------
   (Address of principal executive offices)    (Zip Code)

                                 (765) 456-6000
                   -------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of May 15, 2000, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.




                                            HAYNES INTERNATIONAL, INC.
                                                 TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                                                   Page
                                                                                       ----
Item 1.        Financial Statements:

               Consolidated Condensed Balance Sheets as of
               September 30, 1999 and March 31, 2000                                      3

               Consolidated Condensed Statements of Operations for the Three Months
               and Six Months ended March 31, 1999 and 2000                               4

               Consolidated Condensed Statements of Comprehensive Income for the
               Three Months and Six Months ended March 31, 1999 and 2000                  5

               Consolidated Condensed Statements of Cash Flows for the Six Months
               ended March 31, 1999 and 2000                                              6

               Notes to Consolidated Condensed Financial Statements                       7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                13

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                         14

Item 2.        Changes in Securities and Use of Proceeds                                 14

Item 3.        Defaults Upon Senior Securities                                           14

Item 4.        Submission of Matters to a Vote of Security Holders                       14

Item 5.        Other Information                                                         14

Item 6.        Exhibits and Reports on Form 8-K                                          14

               Signatures                                                                15

               Index to Exhibits                                                         16


PART I FINANCIAL INFORMATION

Item 1.           Financial Statements

                                           HAYNES INTERNATIONAL, INC.
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (dollars in thousands, except share amounts)


                                                                               September 30,        March 31,
                                                                                    1999              2000
                                                                               -------------       -----------
ASSETS                                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $3,576             $4,129
     Accounts and notes receivable, less allowance for
     doubtful accounts of $876 and $1,019, respectively                            40,241             45,178
     Inventories                                                                   91,012             98,081
                                                                                ---------          ---------
         Total current assets                                                     134,829            147,388
                                                                                ---------          ---------

Property, plant and equipment (at cost)                                           107,524            112,740
Accumulated depreciation                                                          (74,952)           (76,261)
                                                                                ---------          ---------
         Net property, plant and equipment                                         32,572             36,479

Deferred income taxes                                                              44,137             44,316
Prepayments and deferred charges, net                                               9,699             12,039
                                                                                ---------          ---------
              Total assets                                                       $221,237           $240,222
                                                                                =========          =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                                        $27,966            $31,732
     Accrued postretirement benefits                                                4,200              4,200
     Revolving credit                                                              44,051             61,071
     Note payable                                                                     208                886
     Income taxes payable                                                             263                874
     Deferred income taxes                                                          1,519              1,857
                                                                                ---------          ---------
         Total current liabilities                                                 78,207            100,620
                                                                                ---------          ---------

Long-term debt, net of unamortized discount                                       139,620            139,432
Accrued postretirement benefits                                                    93,462             93,987
                                                                                ---------          ---------
              Total liabilities                                                   311,289            334,039
                                                                                ---------          ---------

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
     Additional paid-in capital                                                    51,175             51,275
     Accumulated deficit                                                         (142,436)          (144,077)
     Accumulated other comprehensive income                                         1,209             (1,015)
                                                                                ---------          ---------
         Total capital deficiency                                                 (90,052)           (93,817)
                                                                                ---------          ---------
              Total liabilities and capital deficiency                           $221,237           $240,222
                                                                                =========          =========

The accompanying notes are an integral part of these financial statements.


                                           HAYNES INTERNATIONAL, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                             (dollars in thousands)

                                                        Three Months Ended               Six Months Ended
                                                            March 31,                        March 31,
                                                     -------------------------     ---------------------------
                                                        1999            2000          1999             2000
                                                      ---------       --------       ---------      ----------
Net revenues                                            $55,256        $57,585       $104,467        $105,612
Cost of sales                                            41,925         44,649         79,221          84,145
Selling and administrative                                6,537          5,860         11,478          11,532
Research and technical                                      998            910          1,910           1,818
                                                      ---------       --------       ---------      ----------
     Operating income                                     5,796          6,166         11,858           8,117
Other cost, net                                              55            216            285             454
Terminated acquisition costs                                359                           359
Interest expense                                          5,111          5,568         10,165          10,934
Interest income                                             (29)           (65)           (50)            (96)
                                                      ---------       --------       ---------      ----------
     Income (loss) before provision for
     (benefit from) income taxes and
     cumulative effect of a change in
     accounting principle                                   300            447          1,099          (3,175)
Provision for (benefit from) income taxes                (4,675)          (278)        (4,056)           (894)
                                                      ---------       --------       ---------      ----------
     Income (loss) before cumulative
     effect of a change in accounting
     principle                                            4,975            725          5,155          (2,281)
Cumulative effect of a change in
accounting principle, net of tax                                                                          640
                                                      ---------       --------       ---------      ----------
     Net income (loss)                                   $4,975           $725         $5,155         $(1,641)
                                                      =========       ========       =========      ==========

The accompanying notes are an integral part of these financial statements.


                                        HAYNES INTERNATIONAL, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Unaudited)
                                          (dollars in thousands)

                                                   Three Months Ended                 Six Months Ended
                                                       March 31,                         March 31,
                                                --------------------------        ------------------------
                                                     1999            2000            1999            2000
                                                  --------          ------        --------        --------
Net Income (loss)                                  $4,975            $725          $5,155         $(1,641)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment       (1,572)           (928)         (1,976)         (2,224)
                                                  --------          ------        --------        --------
Other comprehensive loss                           (1,572)           (928)         (1,976)         (2,224)
                                                  --------          ------        --------        --------
     Comprehensive income (loss)                   $3,403           $(203)         $3,179         $(3,865)
                                                  ========          ======        ========        ========

The accompanying notes are an integral part of these financial statements.



                                        HAYNES INTERNATIONAL, INC.
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                          (dollars in thousands)

                                                                                   Six Months Ended
                                                                                      March 31,
                                                                                ------------------------
                                                                                   1999            2000
                                                                                --------        --------
Cash flows from operating activities:
      Net income (loss)                                                          $5,155         $(1,641)
      Depreciation                                                                2,921           1,645
      Amortization                                                                  634             546
      Deferred income taxes                                                      (4,875)            333
      Change in:
          Inventories                                                            (4,195)         (7,704)
          Accounts receivable                                                     4,092          (5,381)
          Accounts payable and accruals                                          (4,373)          4,584
          Other, net                                                               (768)         (2,446)
                                                                                --------        --------
      Net cash used in operating activities                                      (1,409)        (10,064)
                                                                                --------        --------
Cash flows from investing activities:
      Additions to property, plant and equipment                                 (5,469)         (5,831)
      Other investing activities                                                    220             279
                                                                                --------        --------
      Net cash used in investing activities                                      (5,249)         (5,552)
                                                                                --------        --------
Cash flows from financing activities:
      Net increase in revolving credit and
          long-term debt                                                          5,622          16,616
      Capital contribution from parent company                                       --             100
                                                                                --------        --------
      Net cash provided by financing activities                                   5,622          16,716
                                                                                --------        --------

Effect of exchange rates on cash                                                   (277)           (547)
                                                                                --------        --------
Increase (decrease) in cash and cash equivalents                                 (1,313)            553
Cash and cash equivalents, beginning of period                                    3,720           3,576
                                                                                --------        --------
Cash and cash equivalents, end of period                                        $ 2,407          $4,129
                                                                                ========        ========
Supplemental disclosures of cash flow information:
      Cash paid during period for:      Interest                                $ 9,526          $9,938
                                                                                ========         =======
                                        Income Taxes                            $   808          $   92
                                                                                ========         =======

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     For the Six Months Ended March 31, 2000

Note 1.           Basis of Presentation

         The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1999, filed by the Company with the Securities and Exchange Commission ("SEC") on December 28, 1999. The results of operations for the six months ended March 31,2000, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.           Inventories

         The following is a summary of the major classes of inventories:

                              September 30, 1999        March 31, 2000
                              ------------------        --------------
                                                        (Unaudited)
Raw Materials                       $ 4,883                $ 5,533
Work-in-process                      38,876                 47,357
Finished Goods                       41,243                 38,780
Other, net                            6,010                  6,411
                                  ---------                -------
Net inventories                     $91,012                $98,081
                                  =========                =======

Note 3.           Income Taxes

         The provision for income taxes for the three months and six months ended March 31, 2000, differed from the U.S. Federal Statutory Rate of 34% primarily due to taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards. During the second quarter of fiscal 1999, the Company reversed approximately $4,460 of its deferred tax liability associated with the undistributed earnings of two foreign affiliates. The Company concluded that the cumulative earnings from these two affiliates, $12.2 million, will be permanently invested overseas.

Note 4.           Terminated Acquisition Costs

         On March 3, 1998, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, and Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone"), had abandoned their attempt to acquire Inco Alloys International ("IAI"), a 100% owned business unit of Inco Limited ("Inco"). Certain deferred acquisition costs were charged to operations in the quarter ended March 31, 1999.

Note 5.           Cumulative Effect of Change in Accounting Principle

         Effective January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The method previously used was to amortize any unrecognized gain or loss over the average remaining service period of active participants (approximately 12 years). The $640,000 cumulative effect of the change on prior years (after reduction for income taxes of $426,000) is included in income of the six months ended March 31, 2000. The effect of the change on the three months ended March 31, 2000, was to increase net income $262,000; the effect of the change on the six months ended March 31, 2000, was to increase income before cumulative effect of a change in accounting principle by $524,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 1999, filed by the Company with the Securities and Exchange Commission on December 28,1999.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Net Revenues. Net revenues increased approximately $2.3 million to approximately $57.6 million in the second quarter of fiscal 2000, from approximately $55.3 million in the second quarter of 1999, primarily as a result of a 11.4% increase in volume from approximately 4.4 million pounds in the second quarter of 1999 to approximately 4.9 million pounds in the second quarter of 2000. The increase in volume was partially offset by a 6.1% decrease in the average selling price per pound, falling from $12.28 per pound for fiscal 1999 to $11.53 per pound for fiscal 2000.

         Sales to the aerospace industry in the second quarter of fiscal 2000 increased by 5.9% to approximately $24.8 million from approximately $23.4 million for the same period a year earlier, due primarily to a 15.9% increase in volume. The increased volume was the result of improved domestic and export sales directly to gas turbine component fabricators and resupply of flat products in the domestic market for airframe parts. The increase in volume was partially offset by a decline in the average selling price per pound due to a greater proportion of the lower priced product forms and alloys. The aerospace industry supply chain continues to adjust to changes in the commercial aircraft build schedules.

         Sales to the chemical processing industry decreased approximately $3.8 million to approximately $15.5 million for the second quarter of fiscal 2000 from approximately $19.3 million for the second quarter of 1999 due primarily to a 20.8% decline in volume. The decline in volume can be attributed to decreased worldwide project related activity. A 1.3% increase in the average selling price per pound partially offset the decrease in volume.

         Sales to the land-based gas turbine industry increased 62.1% in the second quarter of fiscal 2000 to approximately $9.4 million from approximately $5.8 million for the same period a year earlier due primarily to an increase in volume, partially offset by a decrease in the average selling price per pound. The large increase in volume was primarily due to improved export of proprietary and specialty alloy products.

         Sales to the flue gas desulfurization industry increased 18.8% to approximately $1.9 million for the second quarter of 2000 from approximately $1.6 million for the second quarter of 1999. Project related activity for new equipment has increased as a result of enforcement of global clean air standards. This market is characterized by large project requirements and moderate continuing repair and maintenance needs.

         Sales to the oil and gas industry increased approximately $100,000 in the second quarter of fiscal 2000 to approximately $200,000 from approximately $100,000 for the same period a year earlier. The increase in volume was partially offset by a decrease in the average selling price per pound. This market is entirely dependent upon large drilling projects, the timing of which are difficult to predict.

         Sales to other industries increased 50.0% to approximately $5.4 million for the second quarter of 2000 from approximately $3.6 million for the comparable period a year ago, due primarily to an increase in volume in automotive, wear, electronics, glass and industrial heating markets partially offset by a reduction in the average selling price per pound.

         Cost of Sales. Cost of sales as a percentage of net revenues increased to 77.5% for the second quarter of fiscal 2000 compared to 75.9% in the same period last year. The higher cost of sales percentage in fiscal 2000 resulted primarily from higher raw material costs and higher distribution costs.

         Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $600,000 to approximately $5.9 million in the second quarter of fiscal 2000 from approximately $6.5 million in the same period a year ago, primarily as a result of a non-recurring charge in connection with the transition of executive management that occurred in the second quarter of fiscal 1999, partially offset by expenses related to the Company's compliance with the Department of Justice's investigation into the nickel alloy industry and expenses associated with the Company's implementation of an information technology project.

         Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 to approximately $900,000 in the second quarter of 2000 from approximately $1.0 million in the second quarter of 1999, primarily as a result of decreased operating costs.

         Operating Income. As a result of the above factors, the Company recognized operating income for the second quarter of 2000 of approximately $6.2 million, approximately $1.4 million of which was contributed by the Company's foreign subsidiaries. For the second quarter of 1999, operating income was approximately $5.8 million, of which approximately $1.2 million was contributed by the Company's foreign subsidiaries.

         Other. Other cost was relatively flat in the second quarter of fiscal 2000 compared to the second quarter of 1999.

         Terminated   Acquisition   Costs.   Terminated   acquisition  costs  of
approximately $400,000 were recorded in the second quarter of 1999 in connection with the abandoned attempt to acquire IAI by Holdings.

         Interest Expense. Interest expense increased approximately $500,000 to approximately $5.6 million for the second quarter of 2000 from approximately $5.1 million for the same period in 1999. Higher revolving credit balances and higher interest rates during the second quarter of fiscal 2000 accounted for this increase.

         Income Taxes. An income tax benefit of approximately $300,000 was recorded for the second quarter of fiscal 2000 compared to approximately $4.7 million in the second quarter of fiscal 1999. The tax benefit for the second quarter of fiscal 1999 related to the reversal of the Company's deferred tax liability associated with the undistributed earnings of two foreign affiliates.

         Net Income. As a result of the above factors, the Company recognized net income for the second quarter of 2000 of approximately $700,000, compared to approximately $5.0 million for the second quarter of 1999.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

         Net Revenues. Net revenues increased approximately $1.1 million to approximately $105.6 million in the first half of 2000 from approximately $104.5 million in the first half of 1999, primarily as a result of a 13.6% increase in shipments, to approximately 9.2 million pounds in the first six months of 2000, from approximately 8.1 million pounds in the first six months of 1999. Volume increases occurred in all markets except chemical processing, which suffered a decrease. Average selling prices per pound decreased to $11.30 from $12.59 for the first six months of 2000, compared to the same period in 1999.

         Sales to the aerospace industry in the first half of 2000 declined by 7.9% to approximately $42.9 million from approximately $46.6 million for the same period a year earlier, due primarily to a decrease in the average selling price per pound partially offset by an increase in volume. The decrease in the average selling price results from a larger proportion of the lower valued nickel-base alloys and forms compared to the higher priced specialty alloys and titanium tubulars.

         Sales to the chemical processing industry declined by 21.3% in the first six months of fiscal 2000 to approximately $28.5 million from approximately $36.2 million in 1999 due to both volume and average selling price per pound declines. The decrease in volume can be attributed to a lack of project related business.

         Sales to the land-based gas turbine industry increased approximately $7.1 million in the first six months of 2000 to approximately $16.2 million from approximately $9.1 million for the same period in 1999 due primarily to an increase in volume. The increase in volume was the result of increased sales of proprietary alloy products to meet the growing demand for gas turbines in the power generation market. The increase in volume was partially offset by a 12.7% decline in the average selling price per pound, primarily caused by increased sales of lower priced product forms and alloys.

         Sales to the flue gas desulfurization industry increased approximately $1.6 million to approximately $3.6 million from approximately $2.0 million due to both volume and average selling price increases, due primarily to increased domestic sales resulting from increasing enforcement of United States air quality standards.

         Sales to the oil and gas industry in the first six months of 2000 increased approximately $2.5 million to approximately $3.2 million from approximately $700,000 in 1999, due primarily to a single well for a proprietary seamless tubing alloy which shipped during the period.

         Sales to other industries increased by 40.0% to approximately $9.8 million from approximately $7.0 million due to both volume and average selling price increases for the first six months of 2000. The increase in volume can be attributed to improved shipments into the automotive, wear, electronics, glass production, and industrial heating industries.

         Cost of Sales. Cost of sales as a percentage of net revenues increased to 79.7% for the first six months of 2000 compared to 75.8% in the same period last year. The higher cost of sales percentage in fiscal 2000 resulted from higher raw material costs, higher distribution costs and lower volumes of higher value added coil, sheet, and seamless product forms due to significant planned outages in sheet and coil equipment in the first quarter of 2000.

         Selling  and  Administrative   Expenses.   Selling  and  administrative
expenses were relatively flat in the first six months of 2000 compared to the first six months of 1999.

         Research and Technical Expenses. Research and technical expenses were relatively flat in the first six months of 2000 compared to the first six months of 1999 as increased salary and related benefits were more than offset by reduced operating costs.

         Operating Income. As a result of the above factors, the Company recognized operating income for the first six months of 2000 of approximately $8.1 million, approximately $2.4 million of which was contributed by the Company's foreign subsidiaries. For the first six months of 1999, operating income was approximately $11.9 million, of which approximately $2.5 million was contributed by the Company's foreign subsidiaries.

         Other. Other cost increased approximately $200,000 from approximately $300,000 in the first half of 1999 to approximately $500,000 for the first half of 2000, primarily due to higher contract service fees.

         Terminated   Acquisition   Costs.   Terminated   acquisition  costs  of
approximately $400,000 were recorded in the first six months of 1999 in connection with the abandoned attempt to acquire IAI by Holdings.

         Interest Expense. Interest expense increased approximately $700,000 to approximately $10.9 million for the first half of 2000 from approximately $10.2 million for the same period in 1999. Higher revolving credit balances and interest rates accounted for this increase.

         Income Taxes. An income tax benefit of approximately $900,000 was recorded for the first six months of 2000 compared to approximately $4.1 million in fiscal 1999. The tax benefit for the second quarter of fiscal 1999 related to the reversal of the Company's deferred tax liability associated with the undistributed earnings of two foreign affiliates.

         Change in Accounting Principle. The cumulative effect of a change in accounting principle represents a change in the Company's method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits. The cumulative effect includes income of approximately $1.0 million, reduced by an approximately $400,000 tax provision.

         Net Income (Loss). As a result of the above factors, the Company recognized a net loss for the first half of 2000 of approximately $1.6 million, compared to net income of approximately $5.2 million for the first half of 1999.

Liquidity and Capital Resources

         The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $5.8 million in the first six months of 2000, compared to capital expenditures of approximately $5.5 million for the first six months of 1999. Capital spending for the first six months of 2000 included improvements to the Company's flat product production areas, including the four-high mill and cold finishing areas, and completion of information technology projects. The remainder of planned 2000 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"), and capital lease obligations. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

         Net cash used in operating activities in the first six months of 2000 was approximately $10.1 million, as compared to approximately $1.4 million in the first six months of 1999. The negative cash flow from operations for 2000 was the result of a net loss of approximately $1.6 million, an increase in inventories of approximately $7.7 million, an increase in accounts receivable of approximately $5.4 million, an increase in accounts payable and accruals of approximately $4.6 million, non-cash depreciation and amortization of approximately $2.2 million, a decrease in the deferred tax asset of approximately $300,000, and other net adjustments used in operating activities of approximately $2.5 million.

         Net cash used in investing activities increased to approximately $5.6 million in the first six months of 2000 from approximately $5.2 million in the same period for 1999, primarily as a result of increased capital spending. Net cash provided by financing activities for the first six months of 2000 was approximately $16.7 million, compared to approximately $5.6 million for six months of 1999, primarily as a result of increased net borrowings by the Company in support of increased working capital requirements.

         Cash for the first six months of 2000 increased approximately $600,000, resulting in a March 31, 2000 cash balance of approximately $4.1 million. Cash in the first six months of 1999 decreased approximately $1.3 million, resulting in a March 31, 1999 cash balance of approximately $2.4 million.

         Total debt at March 31, 2000, was approximately $201.4 million compared to approximately $180.6 million at March 31, 1999, reflecting increased borrowing under the Fleet Revolving Credit Facility.

         At March 31, 2000, approximately $61.1 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $41.0 million at March 31, 1999. In addition, as of March 31, 2000 approximately $500,000 in letter of credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $1.4 million at March 31, 2000. The Company had available additional borrowing capacity of approximately $6.4 million on the Fleet Revolving Credit Facility at March 31, 2000.

Grand Jury Investigation

         A Federal Grand Jury is investigating possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, is responding to the Government's request. The Company has engaged outside legal counsel to represent its interest in the investigation. Certain costs incurred by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. For the year ended September 30, 1999, and the six month period ended March 31, 2000, these costs were approximately $3.5 million and $700,000, respectively. While the outcome of the investigation cannot be predicted with certainty, in the opinion of management, resolution is expected by the end of fiscal 2000 and there will be no liability incurred in this matter other than ongoing legal expenses in its defense.

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

Year 2000 Costs

         The Company did not realize any detrimental effect relating to Year 2000. All manufacturing and business systems are functioning in the manner they were intended to operate. Furthermore, the Company has not experienced any problems with its customers or suppliers regarding Year 2000. The Company is not aware of any remaining uncertainties, but in the event one should arise, the Company's Year 2000 Committee will remain active to respond to such an occurrence.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2000, the Company's primary market risk exposures were foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France and commodity price risk with respect to forward contracts for nickel entered into by the Company.

         The foreign currency exchange risk exists primarily because the two foreign subsidiaries need U.S. dollars in order to pay for their intercompany purchases of high performance alloys from the Company's U.S. locations. The foreign subsidiaries manage their own foreign currency exchange risk. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates of less than six months. The commodity price risk existed at March 31, 2000 with respect to a forward contract to purchase nickel as a hedge against a large project order booked by the Company during the second quarter.

         At March 31, 2000, the Company did not have any outstanding foreign currency exchange contracts. At March 31, 2000 the Company did have one nickel forward commodity contract with an unrealized gain of $12,000.

                    [Rest of page intentionally left blank.]

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

         Not applicable

Item 2.           Changes in Securities and Use of Proceeds

         Not applicable

Item 3.           Defaults Upon Senior Securities

         Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.           Other Information

                  In connection with the regular February, 2000 Board of Directors meeting of the Company and Holdings, John H. Tundermann was elected to fill a vacancy on the Board of Directors, such that the Board of Directors of the Company is now composed of the following individuals: Francis J. Petro, John H. Tundermann, Chinh Chu, Marshall
         A. Cohen, Eric Ruttenberg, and Richard C. Lappin.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.  See Index to Exhibits

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.











                    [Rest of page intentionally left blank.]

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAYNES INTERNATIONAL, INC.




                                          /s/   Francis J. Petro
                                          Francis J. Petro
                                          President and Chief Executive Officer

                                          /s/   Joseph F. Barker
                                          J. F. Barker
                                          Vice President, Finance
                                          Chief Financial Officer

Date: May 15, 2000



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
                       10.17    Agreement by and between  Galen Hodge and Haynes
                                International,    dated    January    13,   1998
                                (Incorporated  by reference to Exhibit  10.17 to
                                Registrant's Form 10-Q Report filed February 13,
                                1998, File No. 333-5411).
                       10.18    Facility Management Agreement by and between Republic
                                Engineered Sales, Inc. and Haynes International, Inc., dated
                                April 15, 1999.  (Incorporated by reference to Exhibit 10.18 to
                                Registrant's Form 10-Q Report filed May 14, 1999, File No. 333-
                                5411)
                       10.19    Amendment No. 3 to Amended and Restated Loan and Security
                                Agreement, dated August 23, 1999, by and among CoreStates
                                Bank, N.A. and Congress Financial Corporation (Central), as
                                Lenders, Congress Financial Corporation (Central) as Agent for
                                Lenders, and Haynes International, Inc., as Borrower.
                                (Incorporated by reference to Exhibit 10.29 to Registrant's Form
                                10-K Report filed December 28, 1999, File No. 333-5411.)
                       10.20    Credit  Agreement  and among  institutions  from
                                time to time party  hereto,  as  Lenders,  Fleet
                                Capital  Corporation,  as Agent for Lenders, and
                                Haynes   International,   Inc.,   as   Borrower.
                                (Incorporated  by reference to Exhibit  10.30 to
                                Registrant's Form 10-K Report filed December 28,
                                1999, File No. 333-5411.)
                       10.21    Amendment No. 1 to Credit Agreement, dated December 30,
                                1999, by and among Institutions from time to time party hereto, as Lenders, Fleet Capital corporation, as Agent for Lenders and
                                Haynes International, Inc., as Borrower.  (Incorporated by
                                reference to Exhibit 10.21 to Registrant's Form 10-Q Report filed
                                February 14, 2000, File No. 333-5411.)
       (11)                     No Exhibit.
       (15)                     No Exhibit.
       (18)            18.01    Preferability Letter dated May 15, 2000 by Deloitte & Touche LLP.
       (19)                     No Exhibit.
       (22)                     No Exhibit.
       (23)                     No Exhibit.
       (24)                     No Exhibit.
       (27)            27.01    Financial Data Schedule.
       (99)                     No Exhibit.
