Form 10-Q
period 2000-06-30
HAYNES INTERNATIONAL INC
filed 2000-08-14
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended June 30, 2000.
                                         -------------

                                       or

  [   ]   Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934.

          For  the   transition   period  from  --------------- to ------------.

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

                                 (765) 456-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 14, 2000, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

                           HAYNES INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Consolidated Condensed Balance Sheets as of
               September 30, 1999 and June 30, 2000                            3

               Consolidated Condensed Statements of Operations
               for the Three Months and Nine Months ended
               June 30, 1999 and 2000                                          4

               Consolidated Condensed Statements of
               Comprehensive Income for the Three Months and
               Nine Months ended June 30, 1999 and 2000                        5

               Consolidated Condensed Statements of Cash
               Flows for the Nine Months ended
               June 30, 1999 and 2000                                          6

               Notes to Consolidated Condensed Financial
               Statements                                                      7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   8

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk                                              13


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                              14

Item 2.        Changes in Securities and Use of Proceeds                      14

Item 3.        Defaults Upon Senior Securities                                14

Item 4.        Submission of Matters to a Vote of Security Holders            14

Item 5.        Other Information                                              14

Item 6.        Exhibits and Reports on Form 8-K                               14

               Signatures                                                     15

               Index to Exhibits                                              16

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                 HAYNES INTERNATIONAL, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                        (dollars in thousands, except share amounts)


                                                             September 30,      June 30,
                                                                 1999             2000
                                                             -------------      --------
                                                                               (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                    $  3,576         $  3,714
  Accounts and notes receivable, less allowance for
  doubtful accounts of $876 and $1,094, respectively             40,241           44,081
  Inventories                                                    91,012          105,772
                                                               --------         --------
    Total current assets                                        134,829          153,567
                                                               --------         --------

Property, plant and equipment (at cost)                         107,524          114,912
Accumulated depreciation                                        (74,952)         (76,825)
                                                               --------         --------
    Net property, plant and equipment                            32,572           38,087

Deferred income taxes                                            44,137           44,346
Prepayments and deferred charges, net                             9,699           11,152
                                                               --------         --------
    Total assets                                               $221,237         $247,152
                                                               ========         ========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                     $ 27,966         $ 37,801
     Accrued postretirement benefits                              4,200            4,200
     Revolving credit                                            44,051           59,926
     Note payable                                                   208            1,517
     Income taxes payable                                           263            1,400
     Deferred income taxes                                        1,519            1,969
                                                               --------         --------
    Total current liabilities                                    78,207          106,813
                                                               --------         --------

Long-term debt, net of unamortized discount                     139,620          140,075
Accrued postretirement benefits                                  93,462           94,442
                                                               --------         --------
    Total liabilities                                           311,289          341,330
                                                               --------         --------

Capital deficiency:
  Common stock, $.01 par value (100 shares authorized,
  issued and outstanding)
  Additional paid-in capital                                     51,175           51,275
  Accumulated deficit                                          (142,436)        (143,945)
  Accumulated other comprehensive income (loss)                   1,209           (1,508)
                                                               --------         --------
    Total capital deficiency                                    (90,052)         (94,178)
                                                               --------         --------
      Total liabilities and capital deficiency                 $221,237         $247,152
                                                               ========         ========


The accompanying notes are an integral part of these financial statements.


                                         HAYNES INTERNATIONAL, INC.
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                           (dollars in thousands)

                                                         Three Months Ended            Nine Months Ended
                                                              June 30,                       June 30,
                                                         ------------------            -----------------
                                                         1999          2000            1999          2000
                                                         ----          ----            ----          ----

Net revenues                                          $  52,146     $  60,659       $ 156,613     $ 166,271
Cost of sales                                            40,731        47,284         119,952       131,429
Selling and administrative                                6,567         6,043          18,045        17,575
Research and technical                                      997           875           2,907         2,693
                                                      ---------     ---------       ---------     ---------
     Operating income                                     3,851         6,457          15,709        14,574
Other costs, net                                             59            22             344           476
Terminated acquisition costs                                                              359
Interest expense                                          5,127         5,813          15,292        16,747
Interest income                                             (29)          (24)            (79)         (120)
                                                      ---------     ---------       ---------     ---------
     Income (loss) before provision for
     (benefit from) income taxes and
     cumulative effect of a change in
     accounting principle                                (1,306)          646            (207)       (2,529)
Provision for (benefit from) income
taxes                                                      (384)          514          (4,440)         (380)
                                                      ---------     ---------       ---------     ---------
     Income (loss) before cumulative
     effect of a change in accounting
     principle                                             (922)          132           4,233        (2,149)
Cumulative effect of a change in
accounting principle, net of tax benefit                                                                640
                                                      ---------     ---------       ---------     ---------
     Net income (loss)                                $    (922)    $     132       $   4,233       $(1,509)
                                                      =========     =========       =========     =========



The accompanying notes are an integral part of these financial statements.



                                         HAYNES INTERNATIONAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)
                                           (dollars in thousands)


                                                        Three Months Ended            Nine Months Ended
                                                              June 30,                       June 30,
                                                         ------------------            -----------------
                                                         1999          2000            1999          2000
                                                         ----          ----            ----          ----

Net Income (loss)                                     $    (922)    $     132       $   4,233     $  (1,509)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment               (977)         (493)         (2,953)       (2,717)
                                                      ---------     ---------       ---------     ---------
Other comprehensive loss                                   (977)         (493)         (2,953)       (2,717)
                                                      ---------     ---------       ---------     ---------
     Comprehensive income (loss)                      $  (1,899)    $    (361)      $   1,280     $  (4,226)
                                                      =========     =========       =========     =========

The accompanying notes are an integral part of these financial statements.


                           HAYNES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                         Nine Months Ended
                                                               June 30,
                                                         -----------------
                                                        1999           2000
                                                        ----           ----

Cash flows from operating activities:
  Net income (loss)                                   $   4,233     $  (1,509)
  Depreciation                                            4,082         2,490
  Amortization                                              955           843
  Deferred income taxes                                  (5,466)          411
    Gain on property disposal                                            (399)
  Change in:
    Inventories                                          (6,313)      (15,671)
    Accounts receivable                                   6,621        (4,078)
    Accounts payable and accruals                         7,640        11,438
    Other, net                                           (2,188)       (1,129)
                                                      ---------     ---------
    Net cash provided by (used in)
    operating activities                                  9,564        (7,604)
                                                      ---------     ---------

Cash flows from investing activities:

  Additions to property, plant and equipment             (7,387)       (8,334)
  Proceeds from property disposal                                         399
  Other investing activities                                343           330
                                                      ---------     ---------
  Net cash used in investing activities                  (7,044)       (7,605)
                                                      ---------     ---------

Cash flows from financing activities:

  Net (decrease) increase in revolving
    credit and long-term debt                            (2,865)       16,036
  Capital contribution of proceeds from
    exercise of stock options                                             100
                                                      ---------     ---------
  Net cash (used in) provided by financing
    activities                                           (2,865)       16,136
                                                      ---------     ---------

Effect of exchange rates on cash                           (194)         (789)
                                                      ---------     ---------
Decrease in cash and cash equivalents                      (539)          138

Cash and cash equivalents, beginning of period        $   3,720         3,576
                                                      ---------     ---------
Cash and cash equivalents, end of period              $   3,181     $   3,714
                                                      =========     =========

Supplemental disclosures of cash flow information:
      Cash paid during period for:  Interest          $  10,263     $  11,359
                                                      =========     =========
                                    Income Taxes      $   1,978     $       2
                                                      =========     =========

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     For the Nine Months Ended June 30, 2000

Note 1. Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 1999, filed by the Company with the Securities and Exchange Commission ("SEC") on December 29, 1999. The results of operations for the nine months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2. Inventories

     The following is a summary of the major classes of inventories:

                                 September 30, 1999     June 30, 1999
                                 ------------------     -------------
                                                         (Unaudited)

         Raw Materials                $   4,883           $   5,487
         Work-in-process                 38,876              54,032
         Finished Goods                  41,243              37,150
         Other, net                       6,010               9,103
                                      ---------           ---------
         Net inventories              $  91,012           $ 105,772
                                      =========           =========

Note 3. Income Taxes

     The provision for income tax es for the nine months ended June 30, 2000, differed from the U.S. Federal Statutory Rate of 34% primarily due to taxes on foreign earnings against which the Company was unable to utilize its U.S. federal net operating loss carryforwards. During fiscal 1999, the company reversed approximately $4.5 million of its deferred tax liability associated with the undistributed earnings of two foreign affiliates. The Company concluded that the cumulative earnings from these two affiliates, $12.2 million, will be permanently invested overseas.

Note 4. Terminated Acquisition Costs

     On March 3, 1998, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, and Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone"), had abandoned their attempt to acquire Inco Alloys International ("IAI"), a 100% owned business unit of Inco Limited ("Inco"). Certain acquisition costs were charged to operations in the nine months ended June 30, 1999.

Note 5. Cumulative Effect of Change in Accounting Principle

     Effective January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The method previously used was to amortize any unrecognized gain or loss over the average remaining service period of active participants (approximately 12 years). The $640,000 cumulative effect of the change on prior years (after reduction for income taxes of $426,000) is included in income of the nine month period ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to
(i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 1999, filed by the Company with the Securities and Exchange Commission on December 29, 1999.

Results of Operations
---------------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net Revenues. Net revenues increased approximately $8.6 million to approximately $60.7 million in the third quarter of 2000 from approximately $52.1 million in the third quarter of 1999. Volume increased approximately 20.0% to 5.4 million pounds in the third quarter of fiscal 2000 compared to 4.5 million pounds in the third quarter of 1999. The increase in volume was partially offset by a decline in the average selling price per pound to $11.09 for the third quarter of 2000 compared to $11.40 for the same period in 1999.

     Sales to the aerospace industry in the third quarter of 2000 increased by 26.6% to approximately $24.3 million from $19.2 million for the same period a year earlier. The increased revenue can be attributed to a 40.0% increase in volume, partially offset by a 10.8% reduction in the average selling price per pound. The increased volume can be attributed to significantly higher domestic sales to airframe component fabricators and improved demand by domestic and European gas turbine manufacturers as the industry responds to higher commercial aircraft build schedules. The decrease in the average selling price per pound was caused by a lower proportion of the higher priced specialty alloys and tubulars relative to the lower priced nickel base alloys and product forms.

     Sales to the chemical processing industry decreased by 1.6% from approximately $19.2 million in the third quarter of 1999 to approximately $18.9 million for the same period in 2000. A 10.5% decrease in volume offset a 7.4% increase in the average selling price per pound. The decline in volume can be attributed to decreased worldwide project related activity.

     Sales to the land-based gas turbine industry increased by 51.5% in the third quarter of 2000 to approximately $10.3 million from $6.8 million for the comparable period in 1999. The increased revenue can be attributed to a 57.1% increase in volume, partially offset by a 12.0% decline in the average selling price. The increase in volume is due to improved shipments of nickel- base and specialty alloy flat products in all geographic sectors and export shipments of proprietary alloy products. Increased billet shipments led to a decrease in the average selling price per pound.

     Sales to the flue gas desulfurization industry declined from approximately $900,000 in the third quarter of 1999 to approximately $700,000 in the third quarter of 2000, due to the absence of any significant project related business. This market is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry in the third quarter of 2000 increased to approximately $500,000 from approximately $400,000 in the third quarter of 1999. Sales to this industry are typically linked to sour gas project requirements, which vary significantly from quarter to quarter.

     Sales to other industries increased by 17.0% to approximately $5.5 million in the third quarter of 2000 from approximately $4.7 million in the third quarter of 1999. The increased revenue was the result of an increase in volume in the automotive and industrial heating and wear sectors, and a 9.8% increase in the average selling price per pound.

     Cost of Sales. Cost of sales as a percentage of net revenues remained relatively flat in the third quarter of 2000 compared to the third quarter of 1999, at 78.0% and 78.1%, respectively. Higher raw material costs and inventory adjustments in the third quarter of 2000 kept costs higher.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $600,000 to approximately $6.0 million in the third quarter of 2000 from approximately $6.6 million in the same period a year ago, primarily as a result of lower expenses related to the Company's compliance with the Department of Justice's ("DOJ") investigation into the nickel alloy industry that began in the third quarter of 1999.

     Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 to approximately $900,000 in the third quarter of 2000 from approximately $1.0 million in the third quarter of 1999, primarily as a result of decreased outside research donations.

     Operating Income. As a result of the above factors, the Company recognized operating income for the third quarter of 2000 of approximately $6.5 million, approximately $1.4 million of which was contributed by the Company's foreign subsidiaries. For the third quarter of 1999, operating income was approximately $3.9 million, of which approximately $800,000 was contributed by the Company's foreign subsidiaries.

     Other. Other cost was relatively flat in the third quarter of 2000 compared to the third quarter of 1999.

     Interest Expense. Interest expense increased approximately $700,000 to approximately $5.8 million for the third quarter of 2000 from approximately $5.1 million for the same period in 1999. Higher revolving credit balances and higher interest rates during the third quarter of 2000 contributed to this increase.

     Income Taxes. Income tax expense of approximately $500,000 was recorded for the third quarter of 2000 compared to an income tax benefit of approximately $400,000 in 1999.

     Net Income (Loss). As a result of the above factors, the Company recognized net income for the third quarter of 2000 of approximately $100,000, compared to a net loss of approximately $900,000 for the third quarter of 1999.

                  [Remainder of page intentionally left blank.]

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

     Net Revenues. Net revenues increased approximately $9.7 million, or 6.2%, to approximately $166.3 million in the first nine months of 2000 from approximately $156.6 million in the first nine months of 1999, primarily as a result of a 15.9% increase in shipments, to approximately 14.6 million pounds in the first nine months of 2000, from approximately 12.6 million pounds in the first nine months of 1999. Volume increases occurred in all markets except the chemical processing industry. Average selling prices per pound decreased to $11.22 from $12.16 for the first nine months of 2000, compared to the same period in 1999.

     Sales to the aerospace industry in the first nine months of 2000 increased by 2.1% to approximately $67.2 million from approximately $65.8 million for the same period a year earlier, primarily due to a 15.2% increase in volume, partially offset by a 12.7% reduction in average selling price per pound. The volume increase was the result of improved sales of nickel-base alloy flat and billet products in the domestic market. A lower proportion of high priced specialty alloys and titanium tubulars relative to lower priced nickel base alloys and forms resulted in the decreased average selling price per pound for the nine months in 2000.

     Sales to the chemical processing industry declined by 14.3% from approximately $55.3 million for the first nine months of 1999 to approximately $47.4 million for the same period in 2000, due to a 13.5% reduction in volume, while the average selling price per pound remained flat. The decline in volume is primarily due to a decrease in sales to domestic distributors, partially offset by strong export shipments in support of industry rebuilding.

     Sales to the land-based gas turbine industry increased 67.3% for the first nine months of 2000 compared to the same period in 1999. An 87.5% increase in volume was slightly offset by a 12.5% decrease in the average selling price per pound, caused largely by an increased proportion of sales of lower priced product forms and alloys.

     Sales to the flue gas desulfurization industry increased approximately $1.3 million, or 44.8%, to approximately $4.2 million for the first nine months of 2000 from approximately $2.9 million for the same period in 1999, due to increased volume and higher average selling prices per pound in support of stricter air quality standards in countries outside the United States.

     Sales to the oil and gas industry in the first nine months of 2000 increased to approximately $3.7 million from approximately $1.1 million for the same period a year ago, primarily attributable to a single seamless tubular project shipped during the period. Volume requirements in this sector vary substantially from quarter to quarter and year to year.

     Sales to other industries increased by 30.8% to approximately $15.3 million for the first nine months of 2000 from approximately $11.7 million for the first nine months of 1999, on the strength of improved volume and average selling price per pound in the automotive, electronics and industrial heating and wear industries.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 79.0% for the first nine months of 2000 compared to 76.6% in the same period last year. The higher cost of sales percentage in 2000 resulted from higher raw material costs and higher distribution costs for the first nine months of 2000 compared to 1999. In addition, lower volumes of higher value added coil, sheet, and seamless product forms due to significant planned outages in sheet and coil equipment in the first quarter of 2000, and inventory adjustments in the third quarter of 2000 increased cost of sales for the first nine months of 2000.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $400,000 to approximately $17.6 million in the first nine months of 2000 from approximately $18.0 million in the same period a year ago. Higher administrative costs, marketing costs and data processing costs for 2000 offset the reduction of expenses related to the DOJ investigation and change in executive management.

     Research  and  Technical.   Research  and  technical   expenses   decreased
approximately $200,000 in the first nine months of 2000 compared to the first nine months of 1999 due to reduced operating costs and outside research donations.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first nine months of 2000 of approximately $14.6 million, approximately $3.9 million of which was contributed by the Company's foreign subsidiaries. For the first nine months of 1999, operating income was approximately $15.7 million, of which approximately $3.3 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs increased approximately $200,000 from approximately $300,000 in the first nine months of 1999 to approximately $500,000 for the first nine months of 2000, primarily due to higher contract service fees.

     Terminated Acquisition Costs. Terminated acquisition costs of approximately $400,000 were recorded in the first nine months of 1999 in connection with the abandoned attempt to acquire IAI by Holdings.

     Interest Expense. Interest expense increased approximately $1.4 million to approximately $16.7 million for the first nine months of 2000 from approximately $15.3 million for the same period in 1999. Higher revolving credit balances and higher interest rates contributed to this increase.

     Income Taxes. The benefit from income taxes of approximately $400,000 for the first nine months of 2000 decreased by approximately $4.0 million from a tax benefit of approximately $4.4 million for the first nine months of 1999 due primarily to an adjustment of deferred income taxes in the nine month period for 1999 for certain foreign earnings that will not be remitted to the United States.

     Change in Accounting Principle. The cumulative effect of a change in accounting principle represents a change in the Company's method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits. The cumulative effect includes income of approximately $1.0 million, reduced by approximately $400,000 for taxes.

     Net Income. As a result of the above factors, the Company recognized a net loss for the first nine months of 2000, of approximately $1.5 million, compared to a net income of approximately $4.2 million for the first nine months of 1999.

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $8.3 million in the first nine months of 2000 ($1.0 million related to foreign subsidiary capital expenditures), compared to capital expenditures of approximately $7.4 million for the first nine months of 1999. The remainder of planned 2000 expenditures will be for improvements in cost, quality, capacity and reliability of manufacturing operations. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"), and capital lease obligations. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this. On August 8, 2000, Fleet Capital Corporation amended the Fleet Revolving Credit Facility which eliminated some of the foreign account debtors from the collateral borrowing base. This amendment will negatively impact the borrowing availability for the Company of approximately nil by $2.0 million, depending on the level of foreign accounts receivable and the collateral base.

     Net cash used in operating activities in the first nine months of 2000 was approximately $7.6 million, as compared to net cash provided by operating activities of approximately $9.6 million in the first nine months of 1999. The negative cash flow from operations for 2000 was primarily the result of an increase in inventories of approximately $15.7 million, an increase in accounts receivable of approximately $4.1 million, and net loss of approximately $1.5 million. The negative cash flow was also affected by an increase in accounts payable and accrued expenses of approximately $11.4 million, non-cash depreciation and amortization expense of approximately $3.3 million, and other net adjustments used in operating activities of approximately $1.0 million.

     Net cash used in investing activities increased to approximately $7.6 million in the first nine months of 2000 from approximately $7.0 million in the same period for 1999, primarily as a result of increased capital spending. Net cash provided by financing activities for the first nine months of 2000 was approximately $16.1 million, compared to net cash used in investing activities of approximately $2.9 million for the first nine months of 1999, primarily as a result of increased net borrowings by the Company in support of increased working capital requirements.

     Cash for the first nine months of 2000 increased approximately $100,000, resulting in a June 30, 2000 cash balance of approximately $3.7 million. Cash in the first nine months of 1999 decreased approximately $500,000, resulting in a cash balance of approximately $3.2 million at June 30, 1999.

     Total debt at June 30, 2000, was approximately $201.5 million compared to approximately $172.2 million at June 30, 1999, reflecting increased borrowing under the Facility and by the Company's French affiliate.

     At June 30, 2000, approximately $59.9 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $32.6 million at June 30, 1999. In addition, as of June 30, 2000, approximately $500,000 in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $5.4 million at June 30, 2000. The Company had available additional borrowing capacity of approximately $6.1 million on the Fleet Revolving Credit Facility at June 30, 2000.

Grand Jury Investigation

     A Federal Grand Jury, which had been investigating possible violations of federal anti-trust laws in the nickel alloy industry since March of 1999, was concluded in June, 2000, without any adverse actions being taken against any of the companies involved, including Haynes. Certain costs incurred by the Company in connection with the investigation have been accounted for as administrative expenses and charged against income in the period. For the year ended September 30, 1999, and the nine month period ended June 30, 2000, these costs were approximately $3.5 million and $1.0 million, respectively.

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

Year 2000 Costs

     The Company did not realize any detrimental effect relating to Year 2000. All manufacturing and business systems are functioning in the manner they were intended to operate. Furthermore, the Company has not experienced any problems with its customers or suppliers regarding Year 2000. The Company is not aware of any uncertainties, but in the event one should arise, the Company's Year 2000 Committee will remain active to respond to such an occurrence.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2000, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The Company did not have any outstanding commodity contracts at June 30, 2000.

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

     At June 30, 2000, the unrealized loss on these foreign currency exchange contracts was approximately $2,000.

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

                                       HAYNES INTERNATIONAL, INC.



                                        /s/   Francis J. Petro
                                       -----------------------------------------
                                       Francis J. Petro
                                       President and Chief Executive Officer



                                        /s/   Joseph F. Barker
                                       -----------------------------------------
                                       J. F. Barker
                                       Vice President, Finance
                                       Chief Financial Officer

Date: August 14, 2000




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





            10.15   Amendment  No. 1 to Amended and  Restated  Loan and Security
                    Agreement by and among  CoreStates  Bank,  N.A. and Congress
                    Financial  Corporation  (Central),   as  Lenders,   Congress
                    Financial  Corporation  (Central) as Agent for Lenders,  and
                    Haynes  International,  Inc., as Borrower.  (Incorporated by
                    reference to Exhibit 10.01 to Registrant's  Form 8-K Report, filed January 22, 1997, File No. 333-5411.)
            10.16   Amendment  No. 2 to Amended and  Restated  Loan and Security
                    Agreement,  dated January 29, 1997,  among  CoreStates Bank,
                    N.A.  and  Congress  Financial  Corporation  (Central),   as
                    Lenders,  Congress Financial Corporation (Central), as agent for Lenders, and Haynes International, Inc. (Incorporated by
                    reference to Exhibit 10.01 to Registrant's  Form 8-K Report, filed February 13, 1997, File No. 333-5411.)
            10.17   Agreement   by  and   between   Galen   Hodge   and   Haynes
                    International,  dated  January  13,  1998  (Incorporated  by reference to Exhibit 10.17 to Registrant's  Form 10-Q Report filed February 13, 1998, File No. 333-5411).
            10.18   Facility  Management   Agreement  by  and  between  Republic
                    Engineered Sales, Inc. and Haynes International, Inc., dated
                    April 15, 1999.  (Incorporated by reference to Exhibit 10.18 to  Registrant's  Form 10-Q Report filed May 14, 1999,  File
                    No. 333-5411)
            10.19   Amendment  No. 3 to Amended and  Restated  Loan and Security
                    Agreement,  dated August 23, 1999,  by and among  CoreStates
                    Bank, N.A. and Congress Financial  Corporation  (Central) as
                    Agent  for  Lenders,  and  Haynes  International,  Inc.,  as
                    Borrower.  (Incorporated  by reference  to Exhibit  10.29 to
                    Registrant's  Form 10-K Report filed December 28, 1999, File
                    No. 333-5411.)
            10.20   Credit  Agreement and among  institutions  from time to time party  hereto,  as Lenders,  Fleet Capital  Corporation,  as
                    Agent  for  Lenders,  and  Haynes  International,  Inc.,  as
                    Borrower.  (Incorporated  by reference  to Exhibit  10.30 to
                    Registrant's  Form 10-K Report filed December 28, 1999, File
                    No. 333- 5411.)
            10.21   Amendment  No. 1 to Credit  Agreement,  dated  December  30,
                    1999,  by and among  institutions  from  time to time  party hereto, as Lenders, Fleet Capital Corporation,  as Agent for
                    Lenders  and  Haynes   International,   Inc.,  as  Borrower.
                    (Incorporated  by reference to Exhibit 10.21 to Registrant's
                    Form 10-Q Report  filed  February  14,  2000,  File No. 333-
                    5411.)
     (11)           No Exhibit.
     (15)           No Exhibit.
     (18)   18.01   Preferability Letter dated May 15, 2000 by Deloitte & Touche
                    LLP.   (Incorporated   by  reference  to  Exhibit  18.01  to
                    Registrant's  Form 10-Q Report filed May 15, 2000,  File No.
                    333-5411.)
     (19)           No Exhibit.
     (22)           No Exhibit.
     (23)           No Exhibit.
     (24)           No Exhibit.
     (27)   27.01   Financial Data Schedule.
     (99)           No Exhibit.
