Form 10-K
period 2000-09-30
HAYNES INTERNATIONAL INC
filed 2000-12-28
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

[   ]     Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934


                        Commission File Number: 333-5411


                           HAYNES INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                  06-1185400
     -------------------------------          ---------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)


 1020 West Park Avenue, Kokomo, Indiana                  46904-9013
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                                 (765) 456-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 by Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ X ]

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 22, 2000 was 100.

Documents Incorporated by Reference:  None

The Index to Exhibits begins on page 65.

                                TABLE OF CONTENTS

Part I ....................................................................... 3
Item 1.  Business ............................................................ 3
Item 2.  Properties ..........................................................12
Item 3.  Legal Proceedings ...................................................13
Item 4.  Submission of Matters to a Vote of Security Holders .................13

Part II ......................................................................13
Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters .........................................13
Item 6.  Selected Consolidated Financial Data ................................14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................17
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ..........27
Item 8.  Financial Statements and Supplementary Data .........................29
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .................................51

Part III .....................................................................51
Item 10. Directors & Executive Officers of the Registrant ....................51
Item 11. Executive Compensation ..............................................54
Item 12. Security Ownership of Certain Beneficial Owners and Management ......60
Item 13. Certain Relationships and Related Transactions ......................61

Part IV ......................................................................62
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....62

                                     Part I

Item 1.  Business

General

     The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines used for power generation, and waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 65% of the Company's net revenues in fiscal 2000. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

     High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry. The Company derived approximately 33% of its fiscal 2000 net revenues from products that are protected by United States patents and approximately 19% of its net revenues from sales of products that are not patented, but for which the Company has limited or no competition.

Products

     The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by such foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section. In fiscal 2000, HTA and CRA products accounted for approximately 69% and 31%, respectively, of the Company's net revenues.

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

     High Temperature Alloys The following table sets forth information with respect to certain of the Company's significant high temperature alloys:


Alloy and Year Introduced        End Markets and Applications (1)                  Features
-------------------------        --------------------------------                  --------

HAYNES HR-160 (1990) (2)         Waste incineration/CPI-boiler            Good resistance to sulfidation at
                                 tube shields                             high temperatures
HAYNES 242 (1990) (2)            Aero-seal rings                          High strength, low expansion and
                                                                          good fabricability
HAYNES HR-120 (1990) (2)         LBGT -cooling shrouds                    Good strength-to-cost ratio as
                                                                          compared to competing alloys
HAYNES 230 (1984) (2)            Aero/LBGT-ducting, combustors            Good combination of strength,
                                                                          stability, oxidation resistance
                                                                          and fabricability
HAYNES 214 (1981) (2)            Aero-honeycomb seals                     Good combination of oxidation
                                                                          resistance and fabricability
                                                                          among nickel-based alloys
HAYNES 188 (1968) (2)            Aero-burner cans, after-burner           High strength, oxidation resistant
                                 components                               cobalt-based alloys
HAYNES 625 (1964)                Aero/CPI-ducting, tanks,                 Good fabricability and general
                                  vessels, weld overlays                  corrosion resistance
HAYNES 263 (1960)                Aero/LBGT-components for gas             Good ductility and high strength
                                 turbine hot gas exhaust pan              at temperatures up to 1600 F
HAYNES 718 (1955)                Aero-ducting, vanes, nozzles             Weldable high strength alloy with
                                                                          good fabricability
HASTELLOY X (1954)               Aero/LBGT-burner cans, transition        Good high temperature strength at
                                 ducts                                    relatively low cost
HAYNES Ti 3-2.5 (1950)           Aero-aircraft hydraulic and fuel         Light weight, high strength
                                 systems components                       titanium-based alloy
HAYNES 25 (1925) (2)             Aero-gas turbine parts, bearings,        Excellent strength good oxidation
                                 and various industrial applications      resistance to 1800 F
----------------

(1)   "Aero" refers to aerospace; "LBGT" refers to land-based gas turbines; "CPI" refers to the chemical processing industry.
(2)   Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

     The higher volume HTA products, including HAYNES 625, HAYNES 718 and HASTELLOY X, are generally considered industry standards, especially in the manufacture of jet aircraft engines and LBGT. These products have been used in such applications since the 1950's and because of their widespread use have been most subject to competitive pricing pressures. In fiscal 2000, sales of these HTA products accounted for approximately 25% of the Company's net revenues.

     The Company also produces and sells cobalt-based alloys introduced over the last three decades, which are more highly specialized and less price competitive than nickel-based alloys. HAYNES 188 and HAYNES 25 are the most widely used of the Company's cobalt-based products and accounted for approximately 14% of the Company's net revenues in fiscal 2000. Three of the more recently introduced HTA products, HAYNES 242, HAYNES 230 and HAYNES 214, initially developed for the aerospace and LBGT markets, are still patent-protected and together accounted for approximately 7% of the Company's net revenues in fiscal 2000. These newer alloys are continuing to gain acceptance for applications in industrial heating and waste incineration.

     HAYNES HR-160 and HAYNES HR-120 were introduced in fiscal 1990 and targeted for sale in waste incineration and industrial heat treating applications, respectively. HAYNES HR-160 is a higher priced cobalt-containing alloy designed for use when the need for long-term performance outweighs initial cost considerations. Potential applications for HAYNES HR-160 include use in key components in waste incinerators, chemical processing equipment, mineral processing kilns and fossil fuel energy plants. HAYNES HR-120 is a lower priced, iron-based alloy and is designed to replace competitive alloys not manufactured by the Company that may be slightly lower in price, but are also less effective. Recently, HAYNES HR-120 has been specified for a significant ring application for a major land-based gas turbine manufacturer. In fiscal 2000, these two alloys accounted for approximately 5% of the Company's net revenues.

     The Company also produces seamless titanium tubing for use as hydraulic lines in airframes and as bicycle frames. During fiscal 2000, sales of these products accounted for approximately 3% of the Company's net revenues.

     Corrosion Resistant Alloys The following table sets forth information with respect to certain of the Company's significant corrosion resistant alloys:



Alloy and Year Introduced        End Markets and Applications (1)                  Features
-------------------------        --------------------------------                  --------

HASTELLOY C-2000 (1995) (2)      CPI-tanks, mixers, piping                Versatile alloy with good resistance
                                                                          to uniform corrosion
HASTELLOY B-3 (1994) (2)         CPI-acetic acid plants                   Better fabrication characteristics
                                                                          compared to other nickel-molybdenum
                                                                          alloys
HASTELLOY D-205 (1993) (2)       CPI-plate heat exchangers.               Corrosion resistance to hot sulfuric
                                                                          acid
ULTIMET (1990) (2)               CPI-pumps, valves                        Wear and corrosion resistant
                                                                          nickel-based alloy
HASTELLOY G-50 (1989)            Oil and gas-sour gas tubulars            Good resistance to down hole
                                                                          corrosive environments
HASTELLOY C-22 (1985) (2)        CPI/FGD-tanks, mixers, piping            Resistance to localized corrosion
                                                                          and pitting
HASTELLOY G-30 (1985) (2)        CPI-tanks, mixers, piping                Lower cost alloy with good corrosion
                                                                          resistance in phosphoric acid
HASTELLOY B-2 (1974)             CPI-acetic acid                          Resistance to hydrochloric acid and
                                                                          other reducing acids
HASTELLOY C-4 (1973)             CPI-tanks, mixers, piping                Good thermal stability
HASTELLOY C-276 (1968)           CPI/FGD/oil and gas-tanks, mixers,       Broad resistance to many environments
                                 piping
----------------

(1) "CPI" refers to the chemical processing industry; "FGD" refers to flue gas desulfurization industry.
(2) Represents a patented product or a product with respect to which the Company believes it has limited or no competition.


     During fiscal 2000, sales of the CRA alloys HASTELLOY C-276, HASTELLOY C-22 and HASTELLOY C-4 accounted for approximately 19% of the Company's net revenues. HASTELLOY C-276, introduced by the Company in 1968, is recognized as a standard for corrosion protection in the chemical processing industry and is also used extensively for FGD and oil and gas exploration and production applications. HASTELLOY C-22, a proprietary alloy of the Company, was introduced in 1985 as an improvement on HASTELLOY C-276 and is currently sold to the chemical processing and FGD markets for essentially the same applications as HASTELLOY C-276. HASTELLOY C-22 offers greater and more versatile corrosion resistance and therefore has gained market share at the expense of the non-proprietary
HASTELLOY C-276. HASTELLOY C-4 is specified in many chemical processing applications in Germany and is sold almost exclusively to that market.

     The Company also produces alloys for more specialized applications in the chemical processing industry and other industries. For example, HASTELLOY B-2 was introduced in 1970 for use in the manufacture of equipment utilized in the production of acetic acid and ethyl benzine and is still sold almost exclusively for those purposes. HASTELLOY B-3 was developed for the same applications and has greater ease in fabrication. The Company expects HASTELLOY B-3 to eventually replace HASTELLOY B-2. HASTELLOY G-30 is used primarily in the production of super phosphoric acid and fluorinated aromatics. HASTELLOY G-50 has gained acceptance as a lower priced alternative to HASTELLOY C-276 for production of tubing for use in sour gas wells. These more specialized products accounted for approximately 7% of the Company's net revenues in fiscal 2000.

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

     The Company's latest Ni-Cr-Mo alloy, HASTELLOY C-2000, combines many of the corrosion resistant properties of existing Ni-Cr-Mo alloys, such as HASTELLOY C-22 and HASTELLOY C-276, making it the most versatile of those alloys. It can be used in both oxidizing and reducing environments and is used in the chemical processing industry and the flue gas desulfurization (FGD) markets.

End Markets

     Aerospace. The Company has manufactured HTA products for the aerospace market since it entered the market in the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Unlike the FGD and oil and gas production industries, where large, competitively bid projects can have a significant impact on demand and prices, demand for the Company's products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance and replacement. This maintenance-based demand, while potentially volatile, is generally less subject to wide fluctuations than demand in the FGD and sour gas production industries.

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

     Flue Gas Desulfurization. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. In the United States, the Clean Air Act of 1990, as amended (the "Clean Air Act"), mandates a two-phase program aimed at significantly reducing sulfur dioxide (SO2) emissions from electric generating facilities powered by fossil fuels by 2000. Canada and its provinces have also set goals to reduce emissions of SO2 over the next several years. Phase I of the Clean Air Act program affected approximately 100 steam-generating plants representing 261 operating units fueled by fossil fuels, primarily coal. Of these 261 units, 25 units were retrofitted with FGD systems while the balance opted mostly for switching to low sulfur coal to achieve compliance. The market for FGD systems peaked in 1992 at approximately $1.1 billion, and then dropped sharply in 1993 to a level of approximately $174.0 million due to a curtailment of activity associated with Phase I. Phase II compliance began in 2000 and affects 785 generating plants with more than 2,100 operating units. Options available under the Clean Air Act to bring the targeted facilities into compliance with Phase II SO2 emissions requirements include fuel switching, clean coal technologies, purchase of SO2 allowances, closure of facilities and off-gas scrubbing utilizing FGD technology.

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

     The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, with direct sales coverage in the United States and Canada, three wholly-owned European subsidiaries and sales agents serving the Pacific Rim. Effective January, 1999, the Company transferred its Kokomo, Indiana service center to a leased site in Lebanon, Indiana. This new facility has water jet cutting capability and specialized cutting equipment to service the Company's customers more efficiently. Effective December, 1999, the Company organized a wholly-owned subsidiary in Singapore to enhance the sale of its products in the Pacific Rim. Approximately 82% of the Company's net revenues in fiscal 2000 was generated by the Company's direct sales organization. The remaining 18% of the Company's fiscal 2000 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

     The following table sets forth the approximate percentage of the Company's fiscal 2000 net revenues generated through each of the Company's distribution channels.

                                                 DOMESTIC     FOREIGN     TOTAL
                                                 --------     -------     -----

Company sales office/service centers ..............51%          31%        82%
Independent distributors/sales agents .............11%           7%        18%
                                                   ---          ---       ----
     Total ........................................62%          38%       100%
                                                   ===          ===       ====

     The top twenty customers not affiliated with the Company accounted for approximately 42% of the Company's net revenues in fiscal 2000. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2000.

     The Company's foreign and export sales were approximately $100.4 million, $83.1 million, and $86.7 million for fiscal 1998, 1999 and 2000, respectively. Additional information concerning foreign operations and export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

Manufacturing Process

     High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, tubular, billet, bar and wire forms, which represented 46%, 24%, 11%, 15%, 2% and 2%, respectively, of total volume sold in fiscal 2000 (after giving effect to the conversion of billet to bar by the Company's U.K. subsidiary).

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

Backlog

     As of September 30, 2000, the Company's backlog orders aggregated approximately $63.2 million, compared to approximately $41.8 million at September 30, 1999, and approximately $40.2 million at September 30, 1998. Substantially all orders in the backlog at September 30, 2000 are expected to be shipped within the twelve months beginning October 1, 2000. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.

                              THE COMPANY'S BACKLOG
                              AT FISCAL QUARTER END
                                  (IN MILLIONS)

                  1996         1997         1998         1999         2000
                  ----         ----         ----         ----         ----
     1st         $61.2        $63.8        $60.8        $45.7        $48.6
     2nd         $61.9        $65.4        $56.2        $46.8        $69.6
     3rd         $57.5        $55.5        $51.0        $44.5        $68.0
     4th         $53.7        $60.6        $40.2        $41.8        $63.2


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


           Year Ended
          September 30,                              Average Price
          -------------                              -------------
              1989....................................   $5.77
              1990....................................    4.29
              1991....................................    4.21
              1992....................................    3.48
              1993....................................    2.53
              1994....................................    2.54
              1995....................................    3.66
              1996....................................    3.56
              1997....................................    3.22
              1998....................................    2.40
              1999....................................    2.29
              2000....................................    3.98

Research and Technical Development

     The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2000, the research and technical development staff consisted of 44 persons, 16 of whom have engineering or science degrees, including six with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

     Research and technical development costs relate mainly to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to provide technical support to the commercial and manufacturing groups and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.7 million, $3.9 million and $3.9 million for research and technical development activities for fiscal 2000, 1999 and 1998, respectively.

     During fiscal 2000, exploratory alloy development projects were focused on new high temperature alloy products for gas turbine, chemical process industry, and industrial heating service. Engineering projects include new manufacturing process development, specialized test data development and application support for large volume projects involving power generation and radioactive waste containment. The Company is continuing to develop an extensive database storage and retrieval system to better manage its corrosion, high temperature and mechanical property data.

     Over the last ten years, the Company's technical programs have yielded nine new proprietary alloys and 14 United States patents, with an additional two United States patent applications pending. The Company currently maintains a total of about 31 United States patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. In fiscal 2000, approximately 33% of the Company's net revenues was derived from the sale of patented products and an additional approximately 38% was derived from the sale of products for which patents formerly held by the Company had expired. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Six of the alloys considered by management to be of future commercial significance, HASTELLOY G-30, HAYNES 230, HASTELLOY C-22, HAYNES HR-120, HAYNES 242 and ULTIMET, are protected by United States patents that continue until the years 2001, 2002, 2002, 2008, 2008 and 2009, respectively.

Competition

     The high performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company faces strong competition from domestic and foreign manufacturers of both the Company's high performance alloys and other competing metals. The Company's primary competitors include Special Metals Corporation, Allegheny Teledyne, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products.

Employees

     As of September 30, 2000, the Company had approximately 1,079 employees. All eligible hourly employees at the Kokomo plant and Lebanon Service Center are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on June 11, 1999, and which expires on June 11, 2002. As of September 30, 2000, 530 employees of the Kokomo and Lebanon facilities were covered by the collective bargaining agreement. The Company has not experienced a strike at the Kokomo plant since 1967. None of the employees of the Company's Arcadia, Louisiana or Openshaw, England plants are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

Environmental Matters

     The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.2 million for fiscal 2000 and are expected to be approximately $1.2 million for fiscal year 2001. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, record keeping requirements relating to, and handling of, polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Additions and improvements may be required at the Kokomo, Indiana Wastewater Treatment Facility based on proposed restrictions of the local sewer use ordinance.
Although the Company does not believe that similar regulatory or enforcement actions would have a material impact on its operations, there can be no assurance that violations will not be alleged or will not result in the assessment of additional penalties in the future. As of September 30, 2000, capital expenditures of approximately $2.7 million were budgeted for air pollution control improvements.

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

Item 2.  Properties

     The Company's owned facilities, and the products provided at each facility, are as follows:

      Kokomo, Indiana--manufactures all product forms, other than tubular goods.

      Arcadia, Louisiana--manufactures welded and seamless tubular goods.

      Openshaw, England--manufactures bar and billet for the European market. Zurich, Switzerland - sells all product forms.

     The Kokomo plant, the primary production facility, is located on approximately 230 acres of industrial property and includes over one million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the four-high breakdown mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular goods are produced in Kokomo.

     The Arcadia plant consists of approximately 42 acres of land and over 135,000 square feet of buildings on a single site. Arcadia uses feedstock produced in Kokomo to fabricate welded and seamless super alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing.
Manufacturing processes at Arcadia require cold pilger mills, weld mills, drawbenches, annealing furnaces and pickling facilities.

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

Item 3.  Legal Proceedings

     A Federal Grand Jury investigated possible violations of federal antitrust laws in the nickel alloy industry. The Federal Grand Jury concluded its work in June 2000, without taking any action against any person or company. For the years ended September 30, 2000 and 1999, the Company incurred costs of $748,000 and $3.5 million, respectively, related to the investigation. These costs have been accounted for as selling and administrative expenses and charged to income in the period.

     The Company is regularly involved in routine litigation, both as a plaintiff and as a defendant, and federal and/or state EEOC administrative actions. In addition, the Company is subject to extensive federal, state and local laws and regulations. While the Company's policies and practices are designed to ensure compliance with all laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen expenditures for these matters.

     Although the level of future expenditures for legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

     In June 2000, the one shareholder of the Company, Haynes Holdings, Inc., ("Holdings") and its shareholders holding more than 75% of the voting power of all its outstanding stock, consented in writing to authorize the Company to enter into new severance agreements with all its officers.

     In August 2000, the shareholders holding more than 75% of the voting power of all the outstanding stock of Haynes Holdings, Inc., consented in writing to authorize Holdings to amend its Employee Stock Option Plan to increase the number of option shares by 500,000 and authorized the Company to grant options to certain of its key employees.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for the common stock of the Company.

     As of September 30, 2000, there was one holder of the common stock of the Company.

     There have been no cash dividends declared on the common stock for the three fiscal years ended September 30, 2000, 1999 and 1998.

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

Item 6.  Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (In thousands, except ratio data)

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1996, 1997, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of the Company.

     These selected financial data are not covered by the auditors' report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                                                Year Ended September 30,
                                                                                ------------------------
                                                            1996           1997           1998           1999           2000
                                                            ----           ----           ----           ----           ----
Statement of Operations Data:
Net revenues                                            $226,402       $235,760       $246,944       $208,986       $229,528
Cost of sales                                            181,173        180,504        191,849        164,349        186,574
Selling and administrative expenses                       19,966(1)      18,311         18,166         25,201(2)      23,244(2)
Recapitalization expense                                      --          8,694(3)          --             --             --
Research and technical expenses                            3,411          3,814          3,939          3,883          3,752
Operating income                                          21,852         24,437         32,990         15,553         15,958
Other cost, net                                              590            276            952            707            478
Terminated acquisition costs                                  --             --          6,199(4)         388(4)          --
Interest expense, net                                     21,102(1)      20,456         21,066         20,213         22,457
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle                                                 (1,780)        36,315(5)       2,456            564         (4,809)
Extraordinary item, net of tax benefit                    (7,256)(1)         --             --             --             --
Cumulative effect of change in accounting
principle (net of tax benefit)                                --             --           (450)(6)         --            640(7)
                                                        --------       --------       --------       --------       --------
Net income (loss)                                         (9,036)        36,315          2,006            564         (4,169)
                                                        ========       ========       ========       ========       ========

                                                                                     September 30,
                                                                                     -------------
                                                            1996           1997           1998           1999           2000
                                                            ----           ----           ----           ----           ----
Balance Sheet Data:
Working capital (8)                                     $ 57,307       $ 57,063       $ 66,974       $ 56,622       $ 41,229
Property, plant and equipment, net                        31,157         32,551         29,627         32,572         42,299
Total assets                                             161,489        216,319        207,263        221,237        243,365
Total debt                                               169,097        184,213        175,877        183,879        209,438
Accrued post-retirement benefits                          95,813         96,201         96,483         97,662         99,281
Stockholder's equity (Capital deficiency)               (130,341)       (94,435)       (90,938)       (90,052)       (98,167)


                                                                                     September 30,
                                                                                     -------------
                                                            1996           1997           1998           1999           2000
                                                            ----           ----           ----           ----           ----
Other Financial Data:
Depreciation and amortization (9)                       $  9,042       $  8,197       $  8,148       $  5,388       $  3,822
Capital expenditures                                       2,092          8,863          5,919          8,102          9,087
EBITDA (10)                                               32,141         41,302         40,186         25,446         22,192
Ratio of EBITDA to interest expense                         1.52x          2.02x          1.91x          1.26x           .99x
Ratio of earnings before fixed charges to fixed             1.01x          1.17x          1.22x            --             --
charges (11)
Net cash provided by (used in) operating activities     $ (5,343)      $ (6,596)      $ 14,584       $   (509)      $(12,462)
Net cash used in investment                               (2,025)        (8,830)        (5,750)        (7,951)        (8,688)
activities
Net cash provided by (used in) financing                   7,116         14,185         (8,562)         8,570         19,412
activities


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

(2) During fiscal 1999 and 2000, the Company recorded approximately $3,462 and $748, respectively, in connection with a Federal Grand Jury investigation of the nickel alloy industry. These costs have been accounted for as Selling and administrative expenses and charged against income during the period. Also during 1999, the Company recorded approximately $1,750 in connection with the resignation of the Company's former Chief Executive Officer, and the appointment of the Company's new Chief Executive Officer. Those costs were accounted for as Selling and administrative expenses and charged against income in the period.

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

(4) Terminated acquisition costs of approximately $6,199 and $388 were recorded in fiscal 1998 and 1999, respectively, in connection with the abandoned attempt to acquire Inco Alloys International by Holdings. Also, during fiscal 2000 an additional $161 of terminated acquisition costs were accounted for as Selling and administrative expenses. These costs previously had been deferred.

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

(7) On January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The $640 cumulative effect of the change on prior years (after a reduction of $426 for income taxes) is included in income in fiscal 2000.

(8) Reflects the excess of current assets over current liabilities as set forth in the Consolidated Financial Statements.

(9) Reflects (a) depreciation and amortization as presented in the Company's Consolidated Statement of Cash Flows and set forth in Note (10) below, plus or minus (b) other non-cash charges, including the amortization of prepaid pension costs (which is included in the change in other asset category) and the amortization of postretirement benefit costs, minus amortization of debt issuance costs, all as set forth in Note (10) below.

(10) Represents for the relevant period net income plus expenses recognized for interest, taxes, depreciation, amortization and other non-cash charges, (i) plus the refinancing costs set forth in Note (1), part (a) and (b) for fiscal 1996, (ii) plus recapitalization costs outlined in Note (3), and $250 of failed acquisition costs for fiscal 1997, (iii) plus terminated acquisition costs outlined in Note (4), and $450 of business process reengineering costs outlined in Note (6) for fiscal 1998, (iv) plus the Grand Jury investigation costs and executive transition costs discussed in Note (2) for fiscal 1999 and 2000, and terminated acquisition costs outlined in Note (4) for fiscal 1999, (v) plus $640 of actuarial gains and losses outlined in Note 7 for fiscal 2000 and (vi) plus other non-recurring charges of $701 accounted for as cost of sales. In addition to net interest expense as listed in the table, the following charges are added to net income (loss) to calculate EBITDA:

                                            1996         1997         1998         1999         2000
                                            ----         ----         ----         ----         ----
Provision for (benefit from)
  income taxes                           $ 1,940     $(32,610)     $ 2,317      $(6,319)     $(2,168)
Depreciation                               7,751        7,477        8,029        5,145        3,860
Amortization:
    Debt issuance costs                    4,698        1,144        1,247        1,246        1,152
    Prepaid pension costs (benefit)          308          333         (163)        (938)      (5,443)
                                         -------     --------      -------      -------      -------
                                           5,006      (23,656)      11,430         (866)      (2,599)
SFAS 106 postretirement benefits             983          387          282        1,181        5,405
Amortization of debt issuance costs       (4,698)      (1,144)      (1,247)      (1,246)      (1,152)
                                         -------     --------      -------      -------      -------
    Total                                $10,982     $(24,413)     $10,465      $  (931)     $ 1,654
                                         =======     ========      =======      =======      =======

     EBITDA should not be construed as a substitute for income from operations, net earnings (loss) or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Because EBITDA is not calculated in the same manner by all entities, EBITDA as calculated by the Company may not necessarily be comparable to that of the Company's competitors or of other entities.

(11) For purposes of these computations, earnings before fixed charges consist of income (loss) before provision for (benefit from) income taxes, extraordinary item and cumulative effect of a change in accounting principle, plus fixed charges. Fixed charges consist of interest on debt, amortization of debt issuance costs and estimated interest portion of rental expense. Earnings were insufficient to cover fixed charges by $5,850 and $6,977 for fiscal 1999 and 2000, respectively.

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

Company Background

     The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 69% and 31%, respectively, of the Company's net revenues in Fiscal 2000. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms, and also produces its alloys in round and tubular forms. In Fiscal 2000, flat products accounted for 64% of shipments and 65% of net revenues.

     The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries, a wholly-owned subsidiary in Singapore, and sales agents who supplement the Company's direct sales efforts in the Pacific Rim. Approximately 82% of the Company's net revenues in fiscal 2000 was generated by the Company's direct sales organization. The remaining 18% of the Company's fiscal 2000 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

     The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 2000, sales to customers outside the United States accounted for approximately 38% of the Company's net revenues.

     The high performance alloy industry is characterized by high capital investment and high fixed costs, and profitability is therefore very sensitive to changes in volume. The cost of raw materials is the primary variable cost in the high performance alloy manufacturing process and represents approximately one-half of the total manufacturing costs. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Accordingly, relatively small changes in volume can result in significant variations in earnings.

     In fiscal 2000, proprietary products represented approximately 33% of the Company's net revenues. In addition to these patent-protected alloys, several other alloys manufactured by the Company have little or no direct competition because they are difficult to produce and require relatively small production runs to satisfy demand. In fiscal 2000, these other alloys represented approximately 19% of the Company's net revenues.

     Order to shipment lead times can be a competitive factor as well as an indication of the strength of the demand for high temperature alloys. The Company's current average lead times from order to shipment are approximately 20 to 24 weeks.

Overview of Markets

     A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table: (Note: Markets prior to 1997 have been reclassified due to improved identification techniques implemented in 1997 by the Company.)

                               1996                  1997                  1998                  1999                 2000
                          ---------------       ---------------       ---------------       ---------------      ---------------
                                    % OF                  % OF                  % OF                  % OF                 % OF
SALES (DOLLARS            AMOUNT    TOTAL       AMOUNT    TOTAL       AMOUNT    TOTAL       AMOUNT    TOTAL      AMOUNT    TOTAL
IN MILLIONS)              ------    -----       ------    -----       ------    -----       ------    -----      ------    -----

Aerospace                  $ 95.3     42.1%      $111.2     47.2%      $111.9     45.3%       $87.3     41.8%      $94.3     41.1%
Chemical processing          77.9     34.4         69.3     29.4         79.7     32.3         71.0     34.0        62.3     27.1
Land-based gas turbines      17.4      7.7         17.2      7.4         17.5      7.1         24.1     11.5        35.1     15.3
Flue gas desulfurization      8.3      3.7          6.7      2.7          8.4      3.4          4.1      2.0         5.3      2.3
Oil and gas                   4.3      1.9          7.8      3.3          5.9      2.4          1.2       .6         7.4      3.2
Other markets                19.6      8.6         20.1      8.5         19.8      8.0         16.4      7.8        22.7      9.9
                             ----      ---         ----      ---         ----      ---         ----      ---        ----      ---
Total product               222.8     98.4        232.3     98.5        243.2     98.5        204.1     97.7       227.1     98.9
Other revenue (1)             3.6      1.6          3.5      1.5          3.7      1.5          4.9      2.3         2.4      1.1
              --              ---      ---          ---      ---          ---      ---          ---      ---         ---      ---
Net revenues               $226.4    100.0%      $235.8    100.0%      $246.9    100.0%      $209.0    100.0%     $229.5    100.0%
                           ======    =====       ======    =====       ======    =====       ======    =====      ======    =====
  U.S.                     $142.0                $154.3                $146.5                $125.9               $142.8
  Foreign                  $ 84.4                 $81.5                $100.4                 $83.1                $86.7

SHIPMENTS BY MARKET
(MILLIONS OF POUNDS)
Aerospace                     6.6     40.2%         8.3     45.9%         7.6     41.1%         6.2     36.7%        7.6     38.0
Chemical processing           6.0     36.6          5.7     31.9          6.7     36.2          6.8     40.2         5.8     29.0
Land-based gas turbines       1.5      9.2          1.4      8.1          1.6      8.7          2.3     13.6         3.7     18.5
Flue gas desulfurization      1.0      6.1          0.7      3.8          1.1      5.9           .5      3.0          .6      3.0
Oil and gas                   0.3      1.8          0.7      3.8          0.5      2.7           .1       .6          .8      4.0
Other markets                 1.0      6.1          1.2      6.5          1.0      5.4          1.0      5.9         1.5      7.5
                              ---      ---          ---      ---          ---      ---          ---      ---         ---      ---
  Total Shipments            16.4    100.0%        18.0    100.0%        18.5    100.0%        16.9    100.0%       20.0    100.0%

AVERAGE SELLING PRICE
PER POUND
Aerospace                  $ 14.44                $13.40                $14.72                $14.08               $12.41
Chemical processing          12.98                 12.16                 11.90                 10.44                10.74
Land-based gas turbines      11.60                 12.29                 10.94                 10.48                 9.49
Flue gas desulfurization      8.30                  9.57                  7.64                  8.20                 8.83
Oil and gas                  14.33                 11.14                 11.80                 12.00                 9.25
Other markets                19.60                 16.75                 19.80                 16.40                15.13
  All markets              $ 13.59                $12.91                $13.15                $12.08               $11.36

--------------------

(1)  Includes toll conversion and royalty income.

     Fluctuations in net revenues and volume from fiscal 1996 through fiscal 2000 are a direct result of significant changes in each of the Company's major markets.

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

     Sales to the aerospace market in fiscal 1999 declined as the commercial aircraft production by the major manufacturers reached its peak while projecting fewer deliveries in the future. This condition reduced direct demand and caused the supply chain to consume excess inventory. However, the Company experienced a much stronger than expected fiscal 2000 due to a significant change in aerospace demand caused by a change in the commercial aircraft forecast.

     A consistent stream of Haynes product requirements from the maintenance and repair of installed engines adds to the OEM demand.

     Chemical Processing. Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company's products is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities in niche markets within the overall industry. In fiscal 2000, shipments of the Company's products to the chemical processing industry declined from those in fiscal 1999. A basic lack of capital projects during fiscal 2000 limited the available opportunities and intensified the competition. The basic elements are still present that drive the increased use of the Company's products, but the high level of mergers, spin-offs, and divestment of facilities combined to push out many major projects. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher throughput should support demand for more sophisticated alloys, such as the Company's CRA products.

     Current indicators are forecasting an upturn in project business for the chemical processing industry in fiscal 2001. The Company expects demand for its products in the chemical processing industry will improve in fiscal 2001. In addition, the Company's key proprietary CRA products, including HASTELLOY(R) C-2000(R), which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22(R), are expected to contribute to the Company's activity in this market, although there can be no assurance that this will be the case.

     Land-Based Gas Turbines. The Company has leveraged its metallurgical expertise to develop LBGT applications for alloys it had historically sold to the aerospace industry. Land based gas turbines are favored in electric generating facilities due to low capital cost at installation, low cycle installation time, flexibility in use of alternative fuels, and fewer SO2 emissions than traditional fossil fuel-fired facilities. In addition to power generation, land-based gas turbines are required as mechanical drivers primarily for production and transportation of oil and gas, as well as emerging applications in commercial marine propulsion and micro turbines for standby/emergency power systems. The Company believes these factors are primarily responsible for creating demand for its products in the LBGT industry.

     Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land-based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990's when Phase I of the Clean Air Act was being implemented, selection of land-based gas turbines to satisfy electric utilities demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air Act will further contribute to demand for its products.

     The Company's revenue from sales to the land-based gas turbine industry have more than doubled in the past five years. The Company believes the demand for Haynes products based on industry projections should continue to increase over the next several years, although there can be no assurance that this will be the case.

     Flue Gas Desulfurization. The Clean Air Act is the primary factor determining the demand for high performance alloys in the FGD industry. FGD projects have been undertaken by electric utilities and cogeneration facilities powered by fossil fuels in the United States, Europe and the Pacific Rim in response to concerns over emissions. FGD projects are generally highly visible and as a result are highly price competitive, especially when demand for high performance alloys in other major markets is weak. The Company anticipates improved sales opportunities in the FGD market as deadlines for Phase II of the Clean Air Act approach, although there can be no assurance that this will be the case.

     For Phase II, more than 2,000 operating units will be affected. While many utilities are still finalizing their plans to comply with the more stringent Phase II requirements, this market sector is now showing signs of expansion. The Company in fiscal 2000 was successful in securing an improved share of small project business in North America.

     While the North American sector continues moderate growth in the next 3 to 5 years, there are also substantial opportunities in Asia and East Europe.

     Oil and Gas. The Company's participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. Demand for the Company's products in this industry is driven by the rate of development of sour gas fields, which in turn is driven by the price of natural gas and the need to commence production in order to protect leases.

     Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2000 include waste incineration, industrial heat treating, automotive, medical and instrumentation. The automotive and industrial heat treating markets are highly cyclical and very competitive. However, continual growth opportunities exist in the automotive market due to new safety, engine controls, and emission systems technologies. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company's products. Waste incineration presents opportunities for the Company's alloys as landfill space is diminishing and government concerns over pollution, chemical weapon stockpiles, and chemical and nuclear waste handling are increasing. Many of the Company's lower volume proprietary alloys are experiencing growing demand in these other markets. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company's products.

                  (Remainder of page intentionally left blank.)

Results of Operations

     The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

                                                           Year Ended September 30,
                                                         ---------------------------
                                                         1998        1999       2000
                                                         ----        ----       ----
Net revenues                                            100.0%      100.0%     100.0%
Cost of sales                                            77.7        78.6       81.3
Selling and administrative expenses                       7.4        12.1       10.1
Research and technical expenses                           1.6         1.9        1.6
Operating income                                         13.3         7.4        7.0
Other cost, net                                           0.4         0.3        0.2
Terminated acquisition costs                              2.5(1)      0.2(1)      --
Interest expense                                          8.6         9.7        9.9
Interest income                                          (0.1)       (0.1)      (0.1)
Income (loss) before provision for (benefit from)         1.9        (2.7)      (3.0)
  income taxes and cumulative effect of a change
  in accounting principle
Provision for (benefit from) income taxes                 0.9        (3.0)      (0.9)
Cumulative effect of a change in accounting              (0.2)(2)      --        0.3(3)
  principle, net of tax benefit
Net income (loss)                                          .8%         .3%      (1.8)%

------------------------

(1) Terminated acquisition costs of approximately $6.2 million and $388,000 were recorded in fiscal 1998 and 1999, respectively, in connection with the abandoned attempt to acquire Inco Alloys International by Holdings. These costs previously had been deferred.

(2) On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expenses as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450,000, resulting from a pre-tax write-off of $750,000 related to reengineering charges involved in the implementation of an information technology project.

(3) On January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The $640,000 cumulative effect of the change on prior years (after a reduction of $426,000 for income taxes) is included in income in fiscal 2000.


Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

     Net Revenues. Net revenues increased approximately $20.5 million, or 9.8%, to approximately $229.5 million in fiscal 2000 from approximately $209.0 million in fiscal 1999, primarily as a result of an 18.3% increase in shipments from approximately 16.9 million pounds in fiscal 1999 to approximately 20.0 million pounds in fiscal 2000, which offset a 6.0% decrease in average selling prices, from approximately $12.08 per pound in fiscal 1999 to approximately $11.36 per pound in fiscal 2000.

     Sales to the aerospace industry for fiscal 2000 increased 8.0% to approximately $94.3 million from approximately $87.3 million for fiscal 1999.
The increase in revenue can be attributed to a 22.6% increase in volume to approximately 7.6 million pounds in fiscal 2000 from approximately 6.2 million pounds in fiscal 1999, which offset an 11.9% decrease in the average selling price per pound. The higher volume is a result of strong demand for all product forms in the domestic and export geographic sectors by the airframe component fabricators and the gas turbine manufacturers. The commercial aviation industry aircraft build schedules were adjusted significantly in the past year to reflect a surge in demand for new equipment for the next few years. The lower average selling prices of aerospace products is the result of a greater proportion of lower priced nickel-base alloys and product forms as compared to the higher volume, higher priced specialty and proprietary Haynes alloys.

     Sales to the chemical processing industry declined 12.3% to approximately $62.3 million in fiscal 2000 from approximately $71.0 million in fiscal 1999 due primarily to decreased volume to approximately 5.8 million pounds in fiscal 2000 from approximately 6.8 million pounds for the same period a year earlier. The decreased volume was partially offset by an increase in the average selling price per pound from $10.44 per pound in fiscal 1999 to $10.74 per pound in fiscal 2000. The decrease in volume can be attributed to a reduction in major project activity in the domestic and European markets, as well as limited, but improving, demand in the Asian marketplace. The improved average selling price is the result of a greater proportion of higher priced sheet and tubular product forms as compared to lower priced plate product forms used primarily for support in large project applications. Heightened global marketplace competition limited the ability to further improve the product transaction prices.

     Sales to the LBGT industry increased 45.6% in fiscal 2000 to approximately $35.1 million from approximately $24.1 million in fiscal 1999. The sales increase was the result of a 60.9% increase in volume to approximately 3.7 million pounds in fiscal 2000 compared to approximately 2.3 million pounds in fiscal 1999, which more than offset a 9.4% decrease in the average selling price per pound. The significant increase in volume can be attributed to improved global shipments of nickel-base alloy and specialty alloy flat products, as well as HAYNES(R) HR-120(R) alloy ring applications for major gas turbine manufacturers. The reduced average selling price is mainly due to the greater proportion of lower value product forms of HAYNES HR-120 alloy and nickel-base alloy flat products.

     Sales to FGD industry increased 29.3% to approximately $5.3 million in fiscal 2000 from approximately $4.1 million in fiscal 1999 due primarily to a 20.0% gain in volume. The improvement in volume was combined with a 7.7% increase in the average selling price per pound reflecting a strong domestic environment with respect to major project business.

     Sales to the oil and gas industry during fiscal 2000 increased substantially to approximately $7.4 million from approximately $1.2 million for the same period a year earlier. The revenue increase is due to an increase in volume which was partially offset by a decline in the average selling price per pound. These are typically large projects and may vary in number significantly from year to year.

     Sales to other industries increased 38.4% to approximately $22.7 million in fiscal 2000 from approximately $16.4 million in fiscal 1999. Volume increased to approximately 1.5 million pounds in fiscal 2000 compared to approximately 1.0 million pounds for the same period a year earlier, partially offset by a 7.7% decrease in the average selling price per pound, from $16.40 in fiscal 1999 to $15.13 in fiscal 2000. The decline in the average selling price can be attributed to a greater proportion of sales of lower cost, lower priced nickel-base alloys for industrial markets compared to sales of higher priced cobalt-base alloys for specialty markets.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 81.3% in fiscal 2000 compared to 78.6% in fiscal 1999. The higher cost of sales percentage in fiscal 2000 compared to fiscal 1999 resulted from higher raw material costs and higher distribution costs.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $2.0 million to approximately $23.2 million for fiscal
2000 from approximately $25.2 million in fiscal 1999 primarily as a result of higher administrative costs and data processing costs during 2000, which partially offset the reduction of expenses associated with the DOJ investigation and the change in executive management of the Company.

     Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 from approximately $3.9 million in fiscal 1999 to approximately $3.8 million in fiscal 2000 as a result of reduced operating costs and outside research donations.

     Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 2000 of approximately $16.0 million, approximately $5.6 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1999, operating income was approximately $15.6 million, of which approximately $4.1 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost, net, decreased approximately $229,000, from approximately $707,000 in fiscal 1999, to approximately $478,000 for fiscal 2000, primarily as a result of increased foreign exchange gains and the dissolution of a joint venture, which had resulted in losses in the prior year.

     Interest Expense. Interest expense increased approximately $2.3 million to approximately $22.6 million for fiscal 2000 from approximately $20.3 million for fiscal 1999. Higher revolving credit balances and higher interest rates during 2000 contributed to the increase.

     Income Taxes. The benefit from income taxes of approximately $2.2 million for fiscal 2000 decreased by approximately $4.1 million from approximately $6.3 million for fiscal 1999 due to an adjustment during fiscal 1999 of deferred income taxes for certain foreign earnings that will not be remitted to the United States.

     Net Income. As a result of the above factors, the Company recognized a net loss of approximately $4.2 million for fiscal 2000 compared to net income for fiscal 1999 of approximately $564,000.

                  (Remainder of page intentionally left blank.)

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

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $9.1 million in fiscal 2000. The Company also purchased approximately $4.5 million of equipment accounted for as capital leases. Capital expenditures were approximately $5.9 million and $8.1 million for fiscal 1998 and 1999, respectively. The largest capital item for fiscal 2000 was $3.0 million for the Company's flat product production areas, including the four-high mill and cold finishing areas. Planned fiscal 2001 capital spending is targeted for the Company's flat product production areas, annealing capabilities for the Arcadia tubular facility, and environmental projects. The Company does not expect such capital expenditures will have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

     Net cash used in operating activities in fiscal 2000 was approximately $12.5 million, as compared to approximately $509,000 for fiscal 1999. The cash used in operating activities for fiscal 2000 was primarily the result of an increase of approximately $7.3 million in inventories, an increase of approximately $6.8 million in accounts and notes receivable, an increase of approximately $2.5 million in prepayments and deferred charges, an increase in accounts payable and accrued expenses of approximately $3.8 million, net loss of approximately $4.2 million, non-cash depreciation and amortization expenses of approximately $5.0 million and other adjustments. Cash used for investing activities increased from approximately $8.0 million in fiscal 1999 to approximately $8.7 million in fiscal 2000, almost entirely due to increased capital expenditures. Cash provided from financing activities for fiscal 2000 was approximately $19.4 million due primarily to increased borrowings under the Revolving Credit Facility. Cash for fiscal 2000 decreased approximately $2.3 million, resulting in a September 30, 2000, cash balance of approximately $1.3 million. Cash in fiscal 1999 decreased approximately $144,000 from fiscal 1998, resulting in a cash balance of approximately $3.6 million at September 30, 1999.

     On November 22, 1999, the Company refinanced the Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Fleet Revolving Credit Facility's term is three years and the maximum amount available under the Revolving Line of Credit is $72.0 million. The terms and conditions of the Fleet Revolving Credit Facility are similar to the prior facility. The Company also has $140.0 million of 11 5/8% Senior Notes due 2004 ("Senior Notes"). See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility in place at September 30, 2000.

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

     The Company is currently conducting groundwater monitoring and post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the EPA. If the EPA were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a PRP at one waste disposal site. Based on current information, the Company believes that its involvement at this site will not have a material adverse effect on the Company's financial condition, results of operations or liquidity although there can be no assurance with respect thereto. Expenses related to environmental compliance were $1.2 million for fiscal 2000 and are expected to be approximately $1.2 million for fiscal 2001. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Environmental Matters."

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

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Prior to September 30, 1998, the Company had commodity price risk with respect to nickel forward contracts, but closed out all existing contracts at September 30, 1998, due to the low sustained levels of nickel prices at that time. The nickel contracts closed were settled in fiscal 1999 at a loss of approximately $68,000. If the Company decides to hedge its nickel price exposure in the future, Board of Director approval will be obtained prior to entering into any contracts.

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

     At September 30, 2000, the Company had no foreign currency exchange contracts outstanding. At September 30, 1999, the unrealized gain (loss) on these foreign currency exchange contracts was not material to the future results of the Company (see Note 1 of Item 8. Financial Statements and Supplementary
Data).

                  [Remainder of page intentionally left blank.]

Item 8.  Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Haynes International, Inc.
Kokomo, Indiana

     We have audited the accompanying consolidated balance sheets of Haynes International, Inc., a wholly owned subsidiary of Haynes Holdings, Inc., as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2000 and 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

      As discussed in Note 1 to the financial statements, the Company changed its method of accounting for certain business process reengineering costs effective October 1, 1997. The Company also changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits effective January 1, 2000.

Indianapolis, Indiana
November 6, 2000

DELOITTE & TOUHE LLP



                           HAYNES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)


                                                September 30,      September 30,
                                                     1999               2000
                                                -------------      -------------

ASSETS
Current assets:
  Cash and cash equivalents                        $   3,576          $   1,285
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $876 and $638, respectively                       40,241             46,131
    Inventories                                       91,012             97,307
                                                      ------             ------
      Total current assets                           134,829            144,723
                                                     -------            -------
Property, plant and equipment, net                    32,572             42,299
Deferred income taxes                                 44,137             44,424
Prepayments and deferred charges, net                  9,699             11,919
                                                       -----             ------
      Total assets                                 $ 221,237          $ 243,365

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses            $  27,966          $  31,408
  Accrued postretirement benefits                      4,200              4,400
  Revolving credit facility                           44,051             63,974
  Notes payable                                          208              2,307
  Income taxes payable                                   263              1,096
  Deferred income taxes                                1,519                309
                                                       -----                ---
      Total current liabilities                       78,207            103,494
                                                      ------            -------
Long-term debt, net of unamortized
  discount                                           139,620            143,157
Accrued postretirement benefits                       93,462             94,881
                                                      ------             ------
      Total liabilities                              311,289            341,532
                                                     -------            -------

Capital deficiency:
  Common stock, $.01 par value (100
    shares authorized, issued and
    outstanding)
  Additional paid-in capital                          51,175             51,275
  Accumulated deficit                               (142,436)          (146,605)
  Accumulated other comprehensive
    income (loss)                                      1,209             (2,837)
                                                       -----             ------
      Total capital deficiency                       (90,052)           (98,167)
                                                     -------            -------
      Total liabilities and capital deficiency     $ 221,237          $ 243,365
                                                   =========          =========


The accompanying notes are an integral part of these financial statements.




                                      HAYNES INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (dollars in thousands)


                                                   Year Ended         Year Ended        Year Ended
                                                 September 30,      September 30,      September 30,
                                                      1998               1999               2000
                                                 -------------      -------------      -------------

Net revenues                                         $246,944           $208,986           $229,528
Cost of sales                                         191,849            164,349            186,574
Selling and administrative                             18,166             25,201             23,244
Research and technical                                  3,939              3,883              3,752
                                                        -----              -----              -----
Operating income                                       32,990             15,553             15,958
Other costs, net                                          952                707                478
Terminated acquisition costs                            6,199                388
Interest expense                                       21,171             20,348             22,646
Interest income                                          (105)              (135)              (189)
                                                         ----               ----               ----
Income (loss) before provision for
  (benefit from) income taxes and
  cumulative effect of a change in
  accounting principle                                  4,773             (5,755)            (6,977)
Provision for (benefit from) income taxes               2,317             (6,319)            (2,168)
                                                        -----             ------             ------
Income (loss) before cumulative effect
  of a change in accounting principle                   2,456                564             (4,809)
Cumulative effect of a change in
  accounting principle, net of tax                       (450)               ---                640
                                                         ----                                   ---
Net income (loss)                                    $  2,006           $    564           $ (4,169)
                                                     ========           ========           ========


The accompanying notes are an integral part of these financial statements.



                                      HAYNES INTERNATIONAL, INC.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (dollars in thousands)


                                                   Year Ended         Year Ended        Year Ended
                                                 September 30,      September 30,      September 30,
                                                      1998               1999               2000
                                                 -------------      -------------      -------------

Net income (loss)                                    $  2,006           $    564           $ (4,169)

Other comprehensive income (loss),
  net of tax:

   Foreign currency translation
     adjustment                                         1,474             (1,766)            (4,046)
                                                        -----             ------             ------

Other comprehensive income (loss)                       1,474             (1,766)            (4,046)
                                                        -----             ------             ------

   Comprehensive income (loss)                       $  3,480           $ (1,202)          $ (8,215)
                                                     ========           ========           ========



The accompanying notes are an integral part of these financial statements.



                                      HAYNES INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (dollars in thousands)



                                                   Year Ended         Year Ended        Year Ended
                                                 September 30,      September 30,      September 30,
                                                      1998               1999               2000
                                                 -------------      -------------      -------------

Cash flows from operating activities:
  Net income (loss)                                  $  2,006           $    564           $ (4,169)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Cumulative effect of a change in accounting
      principle                                           750                                (1,066)
    Depreciation                                        8,029              5,145              3,860
    Amortization                                        1,247              1,246              1,152
    Deferred income taxes                                  19             (7,217)            (1,390)
    Gain on disposition of property and equipment        (105)              (138)              (383)
  Change in assets and liabilities:
    Accounts and notes receivable                      (7,086)             5,348             (6,830)
    Inventories                                        12,856             (9,676)            (7,299)
    Prepayments and deferred charges                      327             (1,206)            (2,489)
    Accounts payable and accrued expenses              (3,915)             5,744              3,832
    Income taxes payable                                  174             (1,553)               701
    Accrued postretirement benefits                       282              1,234              1,619
                                                          ---              -----              -----
    Net cash provided by (used in) operating
      activities                                       14,584               (509)           (12,462)
                                                       ------               ----            -------
Cash flows from investing activities:
  Additions to property, plant and equipment           (5,919)            (8,102)            (9,087)
  Proceeds from disposals of property, plant,
    and equipment                                         169                151                399
                                                          ---                ---                ---
    Net cash used in investing activities              (5,750)            (7,951)            (8,688)
                                                       ------             ------             ------
Cash flows from financing activities:
  Net additions (reductions) of revolving credit      (10,392)             8,778             19,923
  Borrowings of long-term debt                          1,813
  Payment of long-term debt                              (208)              (611)
  Capital contribution from parent company of              17                                   100
                                                           --                                   ---
    proceeds from exercise of stock options
    Net cash provided by (used in) financing           (8,562)             8,570             19,412
                                                       ------              -----             ------
      activities
Effect of exchange rates on cash                          167               (254)              (553)
                                                          ---               ----               ----
Increase (decrease) in cash and cash equivalents          439               (144)            (2,291)
Cash and cash equivalents:
  Beginning of year                                     3,281              3,720              3,576
                                                        -----              -----              -----
  End of year                                        $  3,720           $  3,576           $  1,285
                                                     ========           ========           ========

Supplemental disclosures of cash flow information:
Cash paid (received) during
  period for:
  Interest                                           $ 19,924           $ 19,102           $ 20,292
                                                     ========           ========           ========
  Income taxes                                       $  1,832           $  2,336           $ (1,124)
                                                     ========           ========           ========


Supplemental disclosures of non-cash investing activities:

  During 2000, the Company financed capital expenditures totaling $4,515 through capital leases.

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2000
                             (dollars in thousands)



Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Principles of Consolidation and Nature of Operations

     The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated. The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; Somerset, New Jersey and Openshaw, England; with distribution service centers in Lebanon, Indiana; Anaheim, California; Houston, Texas; Windsor, Connecticut; Paris, France; and Zurich, Switzerland; and a sales office in Singapore.

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

E.   Long-Lived Assets

     The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. As of September 30, 1999 and 2000, management considered the Company's intangible and other long-lived assets to be fully recoverable.

F.   Foreign Currency Exchange

     The Company's foreign operating entities' financial statements are stated in the functional currencies of each respective country, which are the local currencies. Substantially all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of comprehensive income (loss) and transaction gains and losses are reflected in the consolidated statement of operations.

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

H.   Deferred Charges

     Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 1999 and 2000 was $2,968 and $2,799, respectively.

I.   Financial Instruments and Concentrations of Risk

     The Company may periodically enter into forward currency exchange contracts and nickel future contracts to minimize the variability in the Company's operating results arising from foreign exchange rate and nickel price movements. The Company does not engage in foreign currency or nickel futures speculation. Gains and losses on these contracts have been reflected in the statement of operations in the month the contracts are settled. At September 30, 2000, the Company had no foreign currency exchange contracts outstanding. At September 30, 1999, the Company had $1,400 of foreign currency exchange contracts outstanding, with a combined net unrealized loss of $5.

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is considered part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2000, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits.

     During  1998  and  1999,  sales  to  one  group  of  affiliated   customers
     approximated $23,517 and $19,839, respectively, or 10% and 10% of net revenues, respectively. During 2000, sales to the group of affiliated customers were less than 10% of net revenues. The Company generally does not require collateral and credit losses have been within management's expectations. The Company does not believe it is significantly vulnerable to the risk of a near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

J.   Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company does not believe that it has assets, liabilities or contingencies that are particularly sensitive to changes in estimates in the near term.

K.   Changes in Accounting Principle

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

     Effective October 1, 1999, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The method previously used was to amortize any unrecognized gain or loss over the average remaining service period of active participants (approximately 12 years). The $640 cumulative effect of the change on prior years (after reduction for income taxes of $426) is included in income for the year ended September 30, 2000.

L.   Reclassifications

     Certain amounts in prior year consolidated financial statements have been reclassified to conform with current year presentation.

Note 2: INVENTORIES

The following is a summary of the major classes of inventories:

                                                                    September 30,      September 30,
                                                                         1999               2000
                                                                    -------------      -------------
Raw materials                                                           $  4,883           $  9,745
Work-in-process                                                           38,876             46,505
Finished goods                                                            41,243             33,584
Other                                                                        952                914
Amount necessary to increase certain net inventories                       5,058              6,559
                                                                           -----              -----
  to the LIFO method                                                    $ 91,012           $ 97,307
                                                                        ========           ========

Inventories valued using the LIFO method comprise 77% and 84% of consolidated inventories at September 30, 1999 and 2000, respectively.


Note 3: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the major classes of property, plant, and equipment:

                                              September 30,      September 30,
                                                   1999               2000
                                              -------------      -------------
Land and land improvements                        $  3,050           $  2,877
Buildings                                            8,466              8,619
Machinery and equipment                             92,784            106,075
Construction in process                              3,224                947
                                                   107,524            118,518
Less accumulated depreciation                      (74,952)           (76,219)
                                                   -------            -------
                                                  $ 32,572           $ 42,299
                                                  ========           ========

During fiscal 2000, the Company purchased $4,515 of assets under capital leases,
which  is  included  as  machinery  and  equipment  above.   The   corresponding
accumulated depreciation on assets purchased under capital leases is $59.

Note 4: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of the major classes of accounts payable and accrued expenses:

                                            September 30,      September 30,
                                                 1999               2000
                                            -------------      -------------
Accounts payable, trade                         $ 16,662           $ 21,114
Employee compensation                              2,521              2,366
Taxes, other than income taxes                     2,235              2,403
Interest                                           1,356              1,858
Other                                              5,192              3,667
                                                   -----              -----
                                                $ 27,966           $ 31,408
                                                ========           ========



                  [Remainder of page intentionally left blank.]

Note 5: INCOME TAXES

     The components of income (loss) before provision for (benefit from) income taxes and cumulative effect of a change in accounting principle consist of the following:


                                                   Year Ended         Year Ended        Year Ended
                                                 September 30,      September 30,      September 30,
                                                      1998               1999               2000
                                                 -------------      -------------      -------------

Income (loss) before  provision for
  (benefit from) income taxes and
  cumulative effect of a change in
  accounting principle
    U.S.                                             $ (1,110)          $ (9,880)          $(12,901)
    Foreign                                             5,883              4,125              5,924
                                                        -----              -----              -----
      Total                                          $  4,773           $ (5,755)          $ (6,977)
                                                     ========           ========           ========

Income tax provision (benefit):
  Current:
    U.S. Federal                                     $    793                 19           $ (2,200)
    Foreign                                             1,599                869              1,760
    State                                                 (94)                10               (338)
                                                          ---                 --               ----
      Current total                                     2,298                898               (778)
                                                        -----                ---               ----
  Deferred:
    U. S. Federal                                         (42)            (6,384)            (1,428)
    Foreign                                               104                199               (117)
    State                                                 (43)            (1,032)               155
                                                          ---             ------                ---
      Deferred total                                       19             (7,217)            (1,390)
                                                           --             ------             ------
Total provision for (benefit from)  income taxes     $  2,317           $ (6,319)          $ (2,168)
                                                     ========           ========           ========

The provision for (benefit from) income taxes applicable to results of operations before cumulative effect of a change in accounting principle differed from the U.S. federal statutory rate as follows:

                                                   Year Ended         Year Ended        Year Ended
                                                 September 30,      September 30,      September 30,
                                                      1998               1999               2000
                                                 -------------      -------------      -------------
Statutory federal tax rate                                34%                 34%                34%
Tax provision at the statutory rate                  $  1,623           $ (1,957)          $ (2,372)
Foreign tax rate differentials                           (606)              (334)              (373)
Withholding tax on undistributed earnings of              225                113                 93
  foreign subsidiary
Provision for state taxes, net of federal taxes           (49)                                 (335)
U.S. tax on distributed and undistributed earnings      1,443                895                733
  of foreign subsidiary
Reversal of U.S. tax on undistributed earnings of                         (5,025)
  foreign subsidiaries
Other                                                    (319)               (11)                86
                                                         ----                ---                 --
Provision (benefit) at effective tax rate            $  2,317           $ (6,319)          $ (2,168)
                                                     ========           ========           ========


Deferred income tax assets (liabilities) are comprised of the following:

                                                            September 30,      September 30,
                                                                 1999               2000
                                                            -------------      -------------
Current deferred income tax assets (liabilities):
  Inventories                                                   $  1,715           $  1,253
  Postretirement benefits other than pensions                      1,659              1,659
  Subsidiary loan                                                                       804
  Accrued expenses                                                 1,029              1,768
                                                                   -----              -----
  Other                                                                                  39
    Gross current deferred tax asset                               4,403              5,523
                                                                   -----              -----

  Inventory purchase accounting adjustment                        (5,744)            (5,744)
  Mark to market reserve                                            (178)               (88)
                                                                    ----                ---
    Gross current deferred tax liability                          (5,922)            (5,832)
                                                                  ------             ------
    Total net current deferred tax liability                      (1,519)              (309)
                                                                  ------               ----

Noncurrent deferred income tax assets (liabilities):
  Property, plant and equipment, net                              (2,488)            (2,217)
  Prepaid pension costs                                           (2,328)            (4,477)
  Other foreign related                                             (938)              (851)
  Undistributed earnings of foreign subsidiaries                  (2,506)            (2,344)
                                                                  ------             ------
    Gross noncurrent deferred tax liability                       (8,260)            (9,889)
                                                                  ------             ------

  Postretirement benefits other than pensions                     36,286             38,421
  Executive compensation                                             825                930
  Net operating loss carryforwards                                14,711             14,120
  Alternative minimum tax credit carryforwards                       534                534
  Other                                                               41                308
                                                                      --                ---
    Gross noncurrent deferred tax asset                           52,397             54,313
                                                                  ------             ------
    Total net noncurrent deferred tax asset                       44,137             44,424
                                                                  ------             ------
      Total                                                     $ 42,618           $ 44,115
                                                                ========           ========


     As of September 30, 2000, the Company had net operating loss carryforwards for regular tax purposes of approximately $38,278 (expiring in fiscal years 2007 to 2020), of which approximately $31,294 are available for alternative minimum tax.

     During fiscal 1999, the Company reversed approximately $4,460 of its deferred tax liability associated with the undistributed earnings of two foreign affiliates. The Company has concluded that the cumulative earnings from these two affiliates, $12,222, will be permanently invested overseas for the foreseeable future.

Note 6:  DEBT

     Long-term debt consists of the following:

                                                                    September 30,      September 30,
                                                                         1999               2000
                                                                    -------------      -------------
Revolving Credit Facility, due November 22, 2002                        $ 44,051           $ 63,974
                                                                        ========           ========

Senior Notes, 11.625%, due in 2004, net of $1,918 and $1,611,           $138,082           $138,389
respectively, unamortized discount (effective rate of 12.0%)

5 Year Mortgage Note, 4.50%, due in 2003 (Swiss Subsidiary)                1,605              1,159
Capital Leases                                                                                4,349
Other                                                                        141              1,567
                                                                             ---              -----
                                                                         139,828            145,464
Less amounts due within one year                                             208              2,307
                                                                             ---              -----
                                                                        $139,620           $143,157
                                                                        ========           ========

Bank Financing

     On November 22, 1999, the Company refinanced its working capital facility (the "Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), increasing the maximum credit from $60,000 to $72,000. The amount available for revolving credit loans equals the difference between the $72,000 total facility amount, less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sub limit of $10,000 and an accrued interest reserve calculated on a pro rata basis in connection with the semi-annual interest payments for the Senior Notes. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding), plus 60% of eligible inventories consisting of finished goods and raw materials, plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value, minus any availability reserves established by Fleet. Unused line of credit fees during the revolving credit loan period are .50% of the amount by which the total revolving line, $72,000, exceeds the average daily principal balance of the outstanding revolving loans and the average daily letter of credit accommodations.

     The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.50% and London Interbank Offered Rates ("LIBOR") plus 2.50%. At September 30, 2000, the effective interest rates for revolving credit loans were 9.125% for $60,000 of the Revolving Credit Facility, and 10.00% for the remaining $3,974. At September 30, 1999, the effective interest rates for revolving credit loans were 7.88% for $33,000 of the Revolving Credit Facility, and 8.75% for the remaining $11,051. As of September 30, 2000, $535 in letter of credit reimbursement obligations have been incurred by the Company. The availability for revolving credit loans at September 30, 2000 was $6,135.

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

     The estimated fair value, based upon an independent market quotation, of the Company's Senior Notes was approximately $119,000 and $105,000 at September 30, 1999 and 2000, respectively.

Other

     In addition to the aforementioned debt, the Company's UK affiliate (Haynes International, Ltd.) has an overdraft banking facility with Midland Bank that provides for availability of 100 Pounds Sterling ($147) collateralized by the assets of the affiliate. This overdraft banking facility was available in its entirety on September 30, 2000, as a means of financing the activities of the affiliate including payments to the Company for intercompany purchases. The Company's French affiliate (Haynes International, SARL) has an overdraft banking facility of 15,000 French Francs ($2,016) and utilized 11,662 French Francs ($1,567) of the facility as of September 30, 2000. The Company's Swiss affiliate (Nickel-Contor AG) has an overdraft banking facility of 3,500 Swiss Francs ($2,028) all of which was available on September 30, 2000.


                  [Remainder of page intentionally left blank.]

Note 7:      CAPITAL DEFICIENCY

     The following is a summary of changes in stockholder's equity (capital deficiency):

                                                                                                     Accumulated
                                                                   Additional                           Other            Total
                                             No. of       At        Paid in        (Accumulated     Comprehensive       Capital
                                             Shares      Par        Capital          Deficit)       Income (Loss)      Deficiency
                                             ------      ---        -------          --------       -------------      ----------

Balance at                                     100        0        $49,070         $(145,006)         $ 1,501           $(94,435)
October 1, 1997
Year ended
September 30, 1998:
  Net income                                                                           2,006                               2,006
  Capital contribution from parent
    company on exercise of stock option                                 17                                                    17
  Other comprehensive income                                                                            1,474              1,474
                                               ---        -        -------         ---------          -------           --------

Balance at                                     100        0         49,087          (143,000)           2,975            (90,938)
September 30, 1998
Year ended
September 30, 1999:
  Net income                                                                             564                                 564
  Reclassification of redeemable
    common stock                                                     2,088                                                 2,088
  Other comprehensive (loss)                                                                           (1,766)            (1,766)
                                               ---        -        -------         ---------          -------           --------

Balance at                                     100        0         51,175          (142,436)           1,209            (90,052)
September 30, 1999
Year ended
September 30, 2000:
  Net loss                                                                            (4,169)                             (4,169)
  Capital contribution from
    parent company on exercise
    of stock option                                                    100                                                   100
  Other comprehensive (loss)                                                                           (4,046)            (4,046)
                                               ---        -        -------         ---------          -------           --------
Balance at
September 30, 2000                             100        0        $51,275         $(146,605)         $(2,837)          $(98,167)
                                               ===        =        =======         =========          =======           ========


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

     During fiscal 2000, the Company established a 401(h) account in the pension plan to pay medical benefits for retirees and beneficiaries who are participants in Haynes International, Inc.'s Postretirement Medical Plan.

     The status of employee pension benefit plans and other postretirement benefit plans at September 30 are summarized below:

                                                               Pension Benefits             Other Benefits
                                                               1999         2000           1999        2000
                                                               ----         ----           ----        ----
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year        $123,481     $105,158        $74,207     $67,578
  Service cost                                                2,579        2,087          1,861       1,729
  Interest cost                                               7,115        7,698          4,738       5,729
  Plan changes                                                4,247          ---          1,169         ---
  (Gains)/losses                                            (24,795)      (1,867)       (10,430)      8,508
  Benefits paid                                              (7,469)      (7,397)        (3,967)     (4,406)
                                                             ------       ------         ------      ------
  Projected benefit obligation at end of year              $105,158     $105,679        $67,578     $79,138
                                                           ========     ========        =======     =======

Change in Plan Assets:
  Fair value of plan assets at beginning of year           $141,061     $148,582            ---         ---
  Actual return on assets                                    14,990       11,640            ---          20
  Transfer of assets to 401(h) account                          ---       (4,000)           ---         ---
  Employer contributions                                        ---          ---          3,967       4,386
  Benefits paid                                              (7,469)      (7,397)        (3,967)     (4,406)
                                                             ------       ------         ------      ------
  Fair value of plan assets at end of year                 $148,582     $148,825            ---         ---
                                                           ========     ========        =======     =======

Funded Status of Plan:
  Funded status                                            $ 43,424     $ 43,146       $(67,578)   $(79,138)
  Unrecognized actuarial gain                               (44,223)     (41,946)       (19,082)    (10,314)
  Unrecognized prior service cost                             6,692        6,135        (11,002)     (9,616)
                                                              -----        -----        -------      ------
  Net amount recognized                                    $  5,893     $  7,335       $(97,662)   $(99,068)
                                                           ========     ========       ========    ========


     The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of post retirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis. Operations were charged approximately $4,479, $5,147 and $5,792 for these benefits during fiscal 1998, 1999 and 2000, respectively.

     Net periodic pension cost (benefit) on a consolidated basis was $252, $(265) and $(5,045) for the years ended September 30, 1998, 1999 and 2000, respectively.

     The   components   of  net  periodic   pension  cost   (income)  and  other
postretirement benefit cost for the years ended September 30, were as follows:


                                                     Pension Benefits                  Other Benefits
                                                1998      1999       2000         1998      1999      2000
                                                ----      ----       ----         ----      ----      ----

Service cost                                 $ 2,355   $ 2,579   $  2,087      $ 1,265   $ 1,861   $ 1,729
Interest cost                                  7,256     7,116      7,698        4,785     4,738     5,729
Expected return on assets                     (9,605)  (10,892)   (11,572)         ---       ---       ---
Amortization of unrecognized net gain           (390)      ---     (3,147)        (480)      ---      (280)
Amortization of unrecognized prior
  service cost                                   221       259        557       (1,091)   (1,452)   (1,386)
                                                 ---       ---        ---       ------    ------    ------
Net periodic cost (income) prior to          $  (163)  $  (938)  $ (4,377)     $ 4,479   $ 5,147   $ 5,792
                                             =======   =======   ========      =======   =======   =======
cumulative effect adjustment
Cumulative effect adjustment                                       (1,066)
                                                                   ------
Net periodic cost (income) after
  cumulative effect adjustment                                   $ (5,443)
                                                                 ========

     An 8.2% annual rate of increase for ages under 65 and an 8.0% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 2000, gradually decreasing for both age groups to 5.30% by the year 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in fiscal 2000:

                                               1-Percentage     1-Percentage
                                              Point Increase   Point Decrease
                                              --------------   --------------
Effect on total of service and interest
  cost components                                $ 1,281          $(1,004)
Effect on accumulated postretirement
  benefit obligation                             $10,831          $(8,710)


     Assumptions used to develop the net periodic pension cost (income) and other postretirement benefit cost and to value pension obligations as of September 30 were as follows:

                                           1998      1999      2000
                                           ----      ----      ----
Discount rate                              6.25%     7.75%     7.75%
Expected return on plan assets             7.50%     9.00%     9.00%
Weighted average rate of increase
  in future compensation levels            5.25%     4.50%     4.50%

     The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions for these plans for the three years in the period ended September 30, 2000. The Company sponsors a defined contribution plan for substantially all U.S.
employees. The Company contributes an amount equal to 50% of an employees contribution to the Plan up to a maximum contribution of 3% of the employees' salary. Expenses associated with this plan for the year ended September 30, 2000 totaled $526.

Note 9: COMMITMENTS

     The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $1,691, $2,107, and $2,356 for the years ended September 30, 1998, 1999, and 2000, respectively. Rent expense includes income from sub-lease rentals totaling $44, $106, and $141 for the years ended September 30, 1998, 1999, and 2000, respectively. The Company also leases certain machinery and equipment under capital leases, which expire in five years. Future minimum rental commitments under non-cancelable operating leases and future minimum lease payments under capital leases in effect at September 30, 2000, are as follows:


                                            Operating     Capital
                                            ---------     -------
  2001                                        $2,215       $1,142
  2002                                         2,042        1,142
  2003                                         1,676        1,142
  2004                                           478        1,142
  2005 and thereafter                            902          932
  ----                                           ---          ---
                                               7,313        5,500
  Imputed interest necessary to reduce
  the net minimum lease payment to
  present value                                             1,151
                                              ------        -----
                                              $7,313       $4,349
                                              ======       ======

     Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $565 due in the future.

Note 10: OTHER

     Other costs, net, consists of net foreign currency transaction (gains) and losses in the amounts of $84, $(310), and $(353) for the years ended September 30, 1998, 1999 and 2000, respectively, and miscellaneous costs.

     A Federal Grand Jury has concluded its investigation into possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, responded to the Government's request and has been cleared of further investigation, with no liability being incurred by the Company. The Company engaged outside legal counsel to represent its interest in the investigation. Certain costs incurred by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. For the years ended September 30, 1999 and 2000, these costs were approximately $3,462 and $748.

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

Note 11: RELATED PARTY

     On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). As part of the Recapitalization, Blackstone agreed to provide financial support and assistance to the Company. The Company has agreed to pay Blackstone an annual monitoring fee of $500, plus any applicable out-of-pocket expenses, not to exceed $2,500 in the aggregate, which is included in selling and administrative expenses, of which $1,449 is included in other accrued expenses at September 30, 2000. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future.

Note 12: TERMINATED ACQUISITION COSTS

     On March 3, 1998, the Company announced that Holdings and Blackstone had abandoned their attempt to acquire Inco Alloys International, a 100% owned business unit of Inco Limited. Approximately $6,199 and $388 of deferred acquisition costs were charged to operations for the years ended September 30, 1998 and 1999, respectively.

Note 13: STOCK-BASED COMPENSATION

     Holdings has a stock option plan ("Plan") which allows for the granting of options to certain key employees and directors of the Company. Under the Plan, options to purchase up to 1,415,880 shares of common stock may be granted at a price not less than the lower of book value or 50% of fair market value, as defined in the Plan. The options must be exercised within ten years from the date of grant and become exercisable on a pro rata basis over a five year period from the date of grant, subject to approval by the Board of Directors.

     Due to modifications to management's stock option agreements, redeemable common stock of $2,088 was converted to additional paid in capital during 1999.

     Pertinent information covering the Plan is as follows:


                                                                                                          Weighted
                                           Number                          Fiscal                          Average
                                             of        Option Price        Year of         Shares         Exercise
                                           Shares        Per Share       Expiration      Exercisable       Prices
                                           ------      ------------      ----------      -----------      --------

Outstanding at October 1, 1997            581,000      $ 2.50 - 8.00      1999-2007       581,000          $ 3.76

     Granted                               24,632           10.15                                           10.15
     Exercised                             (7,000)           2.50                                            2.50
     Canceled                              (4,000)           8.00                                            8.00
                                           ------
Outstanding at September 30, 1998         594,632        2.50 -10.15      1999-2008       574,926            4.01

     Granted                                  ---
     Exercised                            (40,000)           2.50                                            2.50
     Canceled                             (44,000)       2.50 - 8.00                                         3.00
                                           ------
Outstanding at September 30, 1999         510,632        2.50 -10.15      2000-2008       495,853            4.22

     Granted                                  ---
     Exercised                                ---
     Canceled                              (2,000)           8.00                                            8.00
                                           ------
Outstanding at September 30, 2000         508,632        2.50 - 10.15     2001-2008       498,779            4.20
                                          =======

Options Outstanding at                     23,000            8.00                         123,000
September 30, 2000 consist of:
                                          361,000            2.50                         361,000
                                           24,632           10.15                          14,779
                                           ------                                          ------
                                          508,632                                         498,779
                                          =======                                         =======

     The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the existing stock option plan under the provisions of this pronouncement as the Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, the effect on net income would have been immaterial in fiscal 1998. The pro forma adjustment was calculated using the minimum value method to value all stock options granted since October 1, 1995, using the following assumptions:


                                         1998        1999       2000
                                         ----        ----       ----
 Risk free interest rate                 5.53%       5.88%      5.92%
 Expected life of options              5 years     5 years    5 years

Note 14: SEGMENT REPORTING

     The Company operates in one business segment: the design, manufacture and distribution of technologically advanced, high performance metal alloys for use in the aerospace and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                      Year Ended           Year Ended           Year Ended
                                    September 30,        September 30,        September 30,
                                         1998                 1999                 2000
                                    -------------        -------------        -------------
Sales
  United States                        $146,574             $129,494             $143,892
  Europe                                 87,633               69,727               72,820
  Other                                  12,737                9,765               12,816
                                         ------                -----               ------
  Net revenues                         $246,944             $208,986             $229,528
                                       ========             ========             ========

Long-lived assets
  United States                        $ 26,212             $ 29,057             $ 38,157
  Europe                                  3,415                3,515                4,142
                                          -----                -----                -----
  Total long-lived assets              $ 29,627             $ 32,572             $ 42,299
                                       ========             ========             ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors & Executive Officers of the Registrant

     The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 2000. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

        NAME                 AGE          POSITION WITH THE COMPANY
        ----                 ---          -------------------------

Francis J. Petro............  61    President and Chief Executive Officer;
                                    Director
John H. Tundermann..........  60    Executive Vice President; Director
Joseph F. Barker............  53    Executive Vice President, Finance;
                                    Chief Financial Officer & Treasurer;
                                    Director
F. Galen Hodge..............  62    Vice President, Corporate Technical Support
Michael F. Rothman..........  54    Vice President, Engineering & Technology
Charles J. Sponaugle........  52    Vice President, Business Planning
August A. Cijan.............  45    Vice President, Operations
Stanton D. Kirk.............  46    Vice President, International
Theodore T. Brown...........  42    Controller; Chief Accounting Officer
Robert I. Hanson............  57    General Manager, Arcadia Tubular Products
R. Steven Linne.............  57    General Counsel and Secretary
James A. Laird..............  48    Vice President, Marketing
Jean C. Neel................  41    Vice President, Corporate Affairs
Gregory M. Spalding.........  44    Vice President, Sales
Richard C. Lappin...........  54    Director, Chairman of the Board,
                                    Member Compensation Committee
Chinh E. Chu................  34    Director, Member Audit Committee
Marshall A. Cohen...........  65    Director, Member Compensation Committee
Eric Ruttenberg.............  44    Director, Member Audit Committee


     Mr. Petro was elected President, Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined Haynes, Mr. Petro was President and CEO of Inco Alloys International, a nickel alloy products manufacturer owned by The International Nickel Company Of Canada.

     Mr. Tundermann was elected Executive Vice President of the Company in March 1999 and a Director in February 2000. From 1995 to the time he joined Haynes, Mr. Tundermann was Vice President, Research and Technology of Inco Alloys International, a nickel alloy products manufacturer owned by The International Nickel Company of Canada.

     Mr. Barker was elected Executive Vice President, Finance, Chief Financial Officer, Treasurer and a Director of the Company in May 2000. He previously served as Vice President, Finance of the Company since 1992 and Treasurer and Secretary in September 1993. Mr. Barker was also elected Chief Financial Officer in May 1996. He had served as Controller of the Company and its predecessors since November 1986.

     Dr. Hodge was elected Vice President, Corporate Technical Support in May 2000, after having served as Vice President, International since June 1994 and previously served as Vice President of Technology since September 1989. He was Marketing and Technical Manager for the European Sales and Distribution operations from 1985 to 1987 and Director of Technology from 1987 to 1989.

     Mr. Rothman was elected Vice President, Engineering and Technology in October 1995 after having served as Marketing Manager since 1994. He previously served in various marketing and technical positions since joining the Company in 1975.

     Mr. Sponaugle was elected Vice President, Business Planning in 2000, after having served as Vice President, Sales since June 1998 and Vice President, Sales and Marketing since October 1994. He had served in various quality control and marketing positions with the Company since 1985.

     Mr. Cijan was elected Vice President, Operations in April 1996. He joined the Company in 1993 as Manufacturing Manager and was Manager, Maintenance and Engineering of Tuscaloosa Steel Corporation, a mini hot strip mill owned by British Steel PLC, from 1987 until he joined the Company in 1993.

     Mr. Kirk was elected Vice President, International, in July 2000 after having served as Vice President and General Manager, Haynes Specialty Steels Division since June 1999. From March 1999 until June 1999, Mr. Kirk was Director of Flat Products management at Special Metals Corp. From June 1998 until March 1999, Mr. Kirk was Director of Sales at Inco Alloys International.

     Mr. Brown was elected Controller and Chief Accounting Officer of the Company in May, 1996 after having served as General Accounting Manager since 1992. From 1988 to 1992 he served in various financial capacities with the Company. Mr. Brown resigned his position effective December 1, 2000.

     Mr. Hanson was named General Manager, Arcadia Tubular Products Facility in November 1994. He previously served the Company and its predecessors in various technical, production and engineering capacities since October 1987.

     Mr. Linne was elected General Counsel and Secretary of the Company in October 1996 after having served as a patent and trademark attorney in private practice and for the Company and its predecessors since 1984.

     Mr. Laird was elected Vice President, Marketing of the Company in July 2000 after having served in various sales and marketing positions since 1983.

     Ms. Neel was elected Vice President, Corporate Affairs for the Company in April 2000, after having served as Director, Human Resources since joining Haynes in July 1999.

     Mr. Spalding was elected Vice President, Sales when he joined Haynes in July 1999. He previously held various sales and marketing positions over 23 years at Castle Metals.

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

     The By-Laws of Haynes International, Inc. ("By-Laws") authorize the board of directors to designate the number of directors to be not less than three nor more than eleven. The board currently has seven directors. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Petro, to the terms of his employment contract. See "Executive Compensation--Petro Employment Agreement."

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

Item 11. Executive Compensation

     The following table sets forth certain information concerning the compensation paid by the Company to all individuals serving as its Chief
Executive Officer during the last completed fiscal year and each of the Company's four other most highly compensated Executive Officers, who served as executive officers as of September 30, 2000.


                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation
                                      -------------------
     Name and              Fiscal                                  All Other
Principal Position          Year      Salary $     Bonus $     Compensation $(2)
------------------          ----      --------     -------     -----------------

Francis J. Petro            2000      389,997          ---          36,938
President and Chief         1999      257,144      180,000          22,439
Executive Officer

Joseph F. Barker            2000      195,000          ---           1,466
Exec. Vice President        1999      178,200       30,000           2,440
Finance; Treasurer          1998      176,275       18,189           2,713



John H. Tundermann          2000      181,250          ---          49,158
Exec. Vice President        1999       93,007       80,000           8,711


August A. Cijan             2000      157,200          ---             591
Vice President, Operations  1999      157,200       12,600             776
                            1998      154,700       16,045             840

F. Galen Hodge              2000      154,300          ---          3,287
Vice President, Corp        1999      154,300       12,000          5,827
Technical Support           1998      149,875       15,749          5,116

--------------------------

(1) Additional compensation in the form of perquisites was paid to certain of the named officers in the periods presented; however, the amount of such compensation was less than the level required for reporting.

(2) Premium payments to the group term life insurance plan, gainsharing payments and relocation reimbursements which were made by the Company.


Stock Option Plans

     In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the "Existing Stock Option Plan'). The Existing Stock Option Plan (as amended) authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 1,415,880 shares of Holdings' Common Stock. As of September 30, 2000, options to purchase 508,632 shares were outstanding under the Existing Stock Option Plan. Five hundred fifty-seven thousand two hundred three (557,203) options are available to grant.

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

     Subject to earlier exercise upon death, disability or normal retirement, upon a change of control (as defined in the Existing Stock Option Plan) of Holdings, upon the determination of the Compensation Committee in its discretion, or upon the sale of all or substantially all of the assets of the Company, options granted under the Existing Stock Option Plan (other than the Rollover Options and options granted to existing Management Holders (as defined in the Existing Stock Option Plan) that are immediately exercisable) become exercisable on the third anniversary thereof unless otherwise provided by the Compensation Committee and terminate on the earlier of (i)three months after the optionee ceases to be employed by the Company or any of its subsidiaries or
(ii)ten years and two days after the date of grant; or (iii) at a longer time as may be determined by the Board of Directors. Options granted pursuant to the Existing Stock Option Plan may not be assigned or transferred by an optionee other than by last will and testament or by the laws of descent and distribution, and any attempted transfer of such options may result in termination thereof.

     No options were granted in fiscal 2000. On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share. On June 1, 1998, a total of 24,632 options were granted to Marshall A. Cohen, Director, at an exercise price of $10.15 per share. On October 1, 2000, a total of 515,500 options were granted to certain key management personnel with an exercise price of $2.00 per share.

     The following table sets forth certain information with respect to stock options held by the persons named in the Summary Compensation Table. No persons named in the Summary Compensation Table were granted or exercised options during fiscal 2000.

              Stock Option Exercises and Fiscal Year End Holdings

                        Number of Securities            Value of Unexercised
                       Underlying Unexercised           In-The-Money Options
                     Options at Fiscal Year End         at Fiscal Year End(1)
                     --------------------------         ---------------------
      Name           Exercisable   Unexercisable     Exercisable   Unexercisable
      ----           -----------   -------------     -----------   -------------
Joseph F. Barker        40,000         None              $0              $0
August A. Cijan         40,000         None               0               0
F. Galen Hodge          40,000         None               0               0

-----------------------

(1) Because there is no market for Holdings common stock, the value of unexercised "in the money" options is based on the most recent value of Holdings common stock as determined by the Holdings Board of Directors, which is $2.00 per share.

Severance Agreements

     In connection with the events leading up to the acquisition of the Company by Morgan Lewis Githens & Ahn and management of the Company in August 1989, the Company entered into Severance Agreements with certain key employees (the "Prior Severance Agreements"). In 1995, and again in June 2000, the Company determined that the provisions of the Prior Severance Agreements were no longer appropriate for the key employees who were parties thereto and that several other key employees who were employed after 1989, and after 1995, should be entitled to severance benefits. Consequently, the Company entered into new Severance Agreements (the "Severance Agreements") with Mr. Petro and all the other officers of the Company (the "Eligible Employees"). The new Severance Agreements superseded in all respects all the Prior Severance Agreements that were then in effect.

     The Severance Agreements now provide for an initial term expiring June 30, 2001, subject to one-year automatic extensions (unless terminated by the Company or the Eligible Employee 60 days prior to July 1 of any year). The Severance Agreements automatically terminate upon termination of the Eligible Employee's Employment prior to a Change in Control of the Company, as defined in the Severance Agreements (a "Severance Change in Control"), unless the termination of employment occurs as a result of action of the Company other than for Cause (as defined in the Severance Agreements) within 90 days of a Severance Change in Control. A Severance Change in Control occurs upon a change in ownership of 50.0% or more of the combined voting power of the outstanding securities of the Company or upon the merger, consolidation, sale of all on substantially all of the assets or liquidation of the Company

     The Severance Agreements provide that if an Eligible Employee's employment with the Company is terminated within twelve months following a Severance Change in Control by reason of such Eligible Employee's disability, retirement or death, the Company will pay the Eligible Employee (or his estate) his Base Salary (as defined in the Severance Agreement) plus any bonuses or incentive compensation earned or payable as of the date of termination. In the event that the Eligible Employee's employment is terminated by the Company for Cause (as defined in the Severance Agreements) within the twelve month period, the Company is obligated only to pay the Eligible Employee his Base Salary through the date of termination. In addition, if within the twelve month period the Eligible Employee's employment is terminated by the Eligible Employee or the Company (other than for cause or due to disability, retirement or death), the Company must (among other things) (i) pay to the Eligible Employee such Eligible Employee's full Base Salary and any bonuses or incentive compensation earned or payable as of the date of termination; (ii) continue to provide life insurance and medical and hospital benefits to the Eligible Employee for up to 12 months following the date of termination (24 months for Mr. Petro and 18 months for Messrs. Tundermann and Barker); (iii) pay to the Eligible Employee $12,000 for outplacement costs to be incurred; (iv) pay to the Eligible Employee a lump sum cash payment equal to either (a) 200% of the Eligible Employee's Base Salary in the case of Mr. Petro; (b) 150% of the Eligible Employee's Base Salary in the case of Messrs. Tundermann and Barker, or (c) 100% of the Eligible Employee's Base Salary in the case of the other Eligible Employees, provided that the Company may elect to make such payments in installments over a 24 month period in the case of Mr. Petro, or an 18 month period in the case of Messrs. Tundermann or Barker or a 12 month period in the case of the other Eligible Employees. As a condition to receipt of severance payments and benefits, the Severance Agreements require that Eligible Employees execute a release of all claims.

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

Employment Agreements

     On January 13, 1999, Michael D. Austin resigned from the Company and Holdings. Mr. Austin was replaced as President and Chief Executive Officer by Francis J. Petro. In addition, John H. Tundermann was hired as Executive Vice President. The Company has agreements with Mr. Petro and Mr. Tundermann pursuant to which they will be paid an annual base salary of $400,000 and $185,000, respectively, for calendar year 2000 with certain increases for the next year. The Company intends to provide certain standard benefits and other perquisites to Mr. Petro and Mr. Tundermann.

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

     There are provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to an employee who leaves after five or more years of service and payments to an employee's surviving spouse. Employees are vested and eligible to receive pension benefits after completing five years of service, however, all participants became 100% vested in their benefits effective October 1, 2000. Vested benefits are generally paid beginning at or after age 55; however, benefits may be paid earlier in the event of disability, death, or completion of 30 years of service prior to age 55.

     The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 2000. The maximum annual salary permitted for 2000 under Section 401(a)17 of the Code is $160,000. The maximum annual benefit permitted for 2000 under Section 415(b) of the Code is $130,000.

                                              Years of Service
                          --------------------------------------------------------
Average Annual
 Remuneration                 15          20           25          30          35
 ------------                 --          --           --          --          --
$100,000..............    $23,080     $30,774      $38,467     $46,161     $53,854
$150,000..............     36,655      48,874       61,092      73,311      85,529
$200,000..............     39,370      52,494       65,617      78,741      91,864
$250,000..............     39,370      52,494       65,617      78,741      91,864
$300,000..............     39,370      52,494       65,617      78,741      91,864
$350,000..............     39,370      52,494       65,617      78,741      91,864
$400,000..............     39,370      52,494       65,617      78,741      91,864
$450,000..............     39,370      52,494       65,617      78,741      91,864

     The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 2000 are as follows:

                                            CREDITED
                                            SERVICE
                                            --------
        Francis J. Petro ....................   1
        Joseph F. Barker ....................  20
        John H. Tundermann ..................   1
        August A. Cijan .....................   7
        F. Galen Hodge ......................  31


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

     The board of directors has sole discretion to determine the amount, if any, to be contributed by the Company as discretionary Profit Sharing. No Company contributions were made to the Profit Sharing Plan for the fiscal years ended September 30, 1998, 1999 and 2000. The Profit Sharing Plan is qualified under
Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plan.

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

Incentive Plan

     In fiscal 1997, the Company adopted a management incentive plan pursuant to which senior managers and managers in the level below senior managers will be paid a bonus based on actual EBITDA compared to budgeted EBITDA. Based on results for fiscal 1999, the Company paid approximately $326,500 to all eligible domestic employees meeting certain service requirements in November, 1997.

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

     Base Salary. The salary, and any periodic increase thereof, of the President and Chief Executive Officer was and is determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. The salaries, and any periodic increases thereof, of the Executive Vice President, the Executive Vice President, Finance, and Treasurer, the Vice President, Engineering and Technology, the Vice President, Sales, the Vice President, Operations, the Vice President, International , and the Vice President, Marketing, were and are determined by the Board of Directors based on recommendations made by the President and Chief Executive Officer and approved by the Committee.

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

     Compensation levels for fiscal 2000 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 2000.

     Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. Bonus awards paid in fiscal 2000 reflected the accomplishment of corporate and functional objectives in fiscal 1999.

     Stock Option Grants. Stock options under the Existing Option Plan are granted to key executives and officers based upon individual and corporate performance and are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. On October 22, 1996, 133,000 options were granted to certain key management personnel with exercise prices of $8.00 per share. On June 1, 1998, a total of 24,632 options were granted to Marshall A. Cohen, Director, at an exercise price of $10.15 per share. On October 1, 2000, a total of 515,500 options were granted to key management personnel with an exercise price of $2.00 per share.

                     SUBMITTED BY THE COMPENSATION COMMITTEE

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is owned by Haynes Holdings, Inc. The only stockholders of record at September 30, 2000, known to be owning more than five percent of Holding's outstanding Common Stock were:
Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; and Blackstone Family Investment Partnership II L.P. (Collectively, "The Blackstone Partnerships"), all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

     The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 2000. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Messrs. Barker, Cijan and Hodge is 1020 Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013.

                                         Shares Beneficially Owned(1)
                                         ----------------------------
             Name                            Number        Percent
             ----                            ------        -------

The Blackstone Partnerships                5,323,799        73.0
Joseph F. Barker                              40,000(1)      (2)
August A. Cijan                               40,000(1)      (2)
F. Galen Hodge                                40,000(1)      (2)
All directors and executive officers
 of the Company as a group                   290,264(1)      4.0

----------------------------

(1) Represents shares of Common Stock underlying options exercisable at any time which are deemed to be beneficially owned by the holders of such options. See Item 11 - "Executive Compensation - Stock Option Plans."

(2)  Less than 1%.

Agreements Among Stockholders

     An Amended Stockholder's Agreement dated January 29, 1997, which was again amended as of January 31, 1997, imposes certain transfer restrictions on the Holdings common stock, including provisions that (i) Holdings common stock may be transferred only to those persons agreeing to be bound by the Stockholder Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act; (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors, or their permitted transferees, propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances. The Stockholders' Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Stockholder Agreement terminates on the tenth anniversary of its effective date.

Item 13. Certain Relationships and Related Transactions

     The Company is required to pay a monitoring fee to Blackstone Management Partners L.P. in the amount of $500,000 annually on each anniversary of the recapitalization date with the aggregate amount not to exceed $2.5 million. On June 1, 1998, a total of 24,632 shares of Holdings shares were issued to Marshall A. Cohen, Director, for consulting services and 24,632 options were granted at an exercise price of $10.15 per share, which vest in five equal annual installments.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report.

         1.    Financial Statements:

               Included as outlined in Item 8 of Part II of this report.

               Report of Independent Auditors.

               Consolidated Balance Sheet as of September 30, 1999 and September 30, 2000.

               Consolidated   Statements  of  Operations  for  the  Years  Ended
               September 30, 1998, 1999 and 2000.

               Consolidated Statements of Comprehensive Income for the Years Ended September 30, 1998, 1999 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1999 and 2000.

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

     (b)  Reports on Form 8-K. None.

     (c)  Exhibits. See Index to Exhibits.



                                HAYNES INTERNATIONAL, INC.
                                       SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      (in thousands)


                                      Year Ended         Year Ended         Year Ended
                                    Sept. 30, 1998     Sept. 30, 1999     Sept. 30, 2000
                                    --------------     --------------     --------------
Balance at beginning of period            $657               $662               $876
Provisions                                 221                235                126
Write-Offs                                (287)              (136)              (413)
Recoveries                                  71                115                 49
Balance at end of period                  $662               $876               $638

                      [Remainder of page intentionally left blank.]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     HAYNES INTERNATIONAL, INC.
     (Registrant)


       By:  /s/ Francis J. Petro
            -----------------------------------
            Francis J. Petro, President

     Date:  December 22, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                    Capacity                           Date
---------                                    --------                           ----

/s/ Francis J. Petro                         President and Director             December 22, 2000
-----------------------------------------
Francis J. Petro                             (Principal Executive Officer)


/s/ Joseph F. Barker                         Executive Vice President,          December 22, 2000
-----------------------------------------    Finance; Treasurer
Joseph F. Barker                             (Principal Financial Officer)


/s/ Richard C. Lappin                         Director                          December 22, 2000
-----------------------------------------
Richard C. Lappin


/s/ Chinh E. Chu                              Director                          December 22, 2000
-----------------------------------------
Chinh E. Chu


/s/ Marshall A. Cohen                         Director                          December 22, 2000
-----------------------------------------
Marshall A. Cohen


/s/ Eric Ruttenberg                           Director                          December 22, 2000
-----------------------------------------
Eric Ruttenberg


                                          INDEX TO EXHIBITS


                                                                                        Sequential
    Number                                                                               Numbering
  Assigned In                                                                           System Page
Regulation S-K                                                                           Number of
   Item 601                    Description of Exhibit                                     Exhibit
   --------                    ----------------------                                     -------

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




              10.31  Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and  among  institutions  from  time to time  party  hereto,  as
                     Lenders,  Fleet  Capital  Corporation,  as Agent for Lenders and
                     Haynes  International,   Inc.,  as  Borrower.  (Incorporated  by
                     reference  to Exhibit  10.21 to  Registrant's  Form 10-Q  Report
                     filed February 14, 2000, File No. 333-5411.)

      (11)           No Exhibit.

      (12)    12.01  Statement re: computation of ratio of earnings to fixed charges.

      (13)           No Exhibit.

      (16)           No Exhibit.

      (18)    18.01  Preferability  Letter dated May 15,  2000,  by Deloitte & Touche
                     LLP. (Incorporated by reference to Exhibit 18.01 to Registrant's
                     Form 10-Q Report filed May 15, 2000, File No. 333-5411.)

      (21)    21.01  Subsidiaries  of the Registrant.  (Incorporated  by Reference to
                     Exhibit   21.01  to   Registration   Statement   on  Form   S-1,
                     Registration No. 333-5411.)

      (22)           No Exhibit.

      (23)           No Exhibit.

      (24)           No Exhibit.

      (27)    27.01  Financial Data Schedule.

      (28)           No Exhibit.

      (99)           No Exhibit.
