Form 10-Q
period 2000-12-31
HAYNES INTERNATIONAL INC
filed 2001-02-14
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended December 31, 2000.

                                       or

[   ]     Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934.

          For the  transition  period  from  to  -------------------------------
          ----------------------.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]   No  [   ]

As of February 14, 2001, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

                           HAYNES INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Condensed Balance Sheets as of
          September 30, 2000 and December 31, 2000 ...........................3

          Consolidated Condensed Statements of Operations
          for the Three Months ended
          December 31, 1999 and 2000 .........................................4

          Consolidated Condensed Statements of Comprehensive
          Income for the Three Months
          ended December 31, 1999 and 2000 ...................................5

          Consolidated Condensed Statements of Cash Flows
          for the Three Months ended
          December 31, 1999 and 2000 .........................................6

          Notes to Consolidated Condensed Financial Statements ...............7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk .......................................................11


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .................................................12

Item 2.   Changes in Securities and Use of Proceeds .........................12

Item 3.   Defaults Upon Senior Securities ...................................12

Item 4.   Submission of Matters to a Vote of Security Holders ...............12

Item 5.   Other Information .................................................12

Item 6.   Exhibits and Reports on Form 8-K ..................................12

          Signatures ........................................................13

          Index to Exhibits .................................................14

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements


                                HAYNES INTERNATIONAL, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                       (dollars in thousands, except share amounts)


                                                          September 30,      December 31,
                                                               2000              2000
                                                          -------------      ------------
                                                                             (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                $   1,285          $   2,546
  Accounts and notes receivable, less allowance for
    doubtful accounts of $638 and $741, respectively          46,131             44,153
  Inventories                                                 97,307             95,639
                                                           ---------          ---------
    Total current assets                                     144,723            142,338
                                                           ---------          ---------

Property, plant and equipment (at cost)                      118,518            119,493
Accumulated depreciation                                     (76,219)           (77,588)
                                                           ---------          ---------
    Net property, plant and equipment                         42,299             41,905

Deferred income taxes                                         44,424             44,719
Prepayments and deferred charges, net                         11,919             12,020
                                                           ---------          ---------
    Total assets                                           $ 243,365          $ 240,982
                                                           =========          =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                    $  31,408          $  32,153
  Accrued postretirement benefits                              4,400              4,400
  Revolving credit                                            63,974             61,462
  Note payable                                                 2,307              2,019
  Income taxes payable                                         1,096                731
  Deferred income taxes                                          309                 93
                                                           ---------          ---------
    Total current liabilities                                103,494            100,858
                                                           ---------          ---------

Long-term debt, net of unamortized discount                  143,157            143,144
Accrued postretirement benefits                               94,881             95,288
                                                           ---------          ---------
    Total liabilities                                        341,532            339,290
                                                           ---------          ---------

Capital deficiency:
  Common stock, $.01 par value (100 shares
     authorized, issued and outstanding)
  Additional paid-in capital                                  51,275             51,275
  Accumulated deficit                                       (146,605)          (147,920)
  Accumulated other comprehensive loss                        (2,837)            (1,663)
                                                           ---------          ---------
    Total capital deficiency                                 (98,167)           (98,308)
                                                           ---------          ---------
      Total liabilities and capital deficiency             $ 243,365          $ 240,982
                                                           =========          =========

The accompanying notes are an integral part of these financial statements.



                           HAYNES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (dollars in thousands)

                                                        Three Months Ended
                                                           December 31,
                                                     -----------------------
                                                     1999               2000
                                                     ----               ----

Net revenues                                      $  48,027          $  61,078
Cost of sales                                        39,933             49,582
Selling and administrative                            5,672              5,848
Research and technical                                  908                902
                                                  ---------          ---------
  Operating income                                    1,514              4,746
Other cost, net                                         238                889
Interest expense                                      5,366              6,052
Interest income                                         (31)               (21)
                                                  ---------          ---------
  Loss before benefit from income taxes              (4,059)            (2,174)
Benefit from income taxes                              (791)              (859)
                                                  ---------          ---------
  Net loss                                        $  (3,268)         $  (1,315)
                                                  =========          =========

The accompanying notes are an integral part of these financial statements.




                           HAYNES INTERNATIONAL, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (dollars in thousands)


                                                        Three Months Ended
                                                           December 31,
                                                     -----------------------
                                                     1999               2000
                                                     ----               ----

Net Loss                                          $  (3,268)         $  (1,315)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment            (1,296)             1,174
                                                  ---------          ---------
Other comprehensive income (loss)                    (1,296)             1,174
                                                  ---------          ---------
  Comprehensive loss                              $  (4,564)         $    (141)
                                                  =========          =========


The accompanying notes are an integral part of these financial statements.


                           HAYNES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                        1999               2000
                                                        ----               ----

Cash flows from operating activities:
  Net loss                                            $ (3,268)        $ (1,315)
  Depreciation                                             823            1,208
  Amortization                                             252              350
  Deferred income taxes                                    563             (511)
  Change in:
    Inventories                                         (1,820)           1,994
    Accounts receivable                                  4,494            2,363
    Accounts payable and accruals                        4,012              103
    Other, net                                          (1,700)              37
                                                      --------         --------
  Net cash provided by operating activities              3,356            4,569
                                                      --------         --------

Cash flows from investing activities:
  Additions to property, plant and equipment            (4,924)            (648)
  Other investing activities                               166             (165)
  Net cash used in investing activities                 (4,758)            (813)

Cash flows from financing activities:
  Net increase (decrease) in revolving
    credit and long-term debt                            2,762           (2,607)
  Capital contribution from parent company
    of proceeds from exercise of stock options             100              ---
                                                      --------         --------
  Net cash provided by (used in)
    financing activities                                 2,862           (2,607)
                                                      --------         --------

Effect of exchange rates on cash                          (425)             112
                                                      --------         --------
Increase in cash and cash equivalents                    1,035            1,261

Cash and cash equivalents, beginning of period           3,576            1,285
                                                      --------         --------
Cash and cash equivalents, end of period              $  4,611         $  2,546
                                                      --------         --------

Supplemental disclosures of cash flow information:
  Cash paid (received) during period for: Interest    $  1,044         $  1,630
                                                      ========         ========
    Income taxes                                      $     49         $    (83)
                                                      ========         ========


The accompanying notes are an integral part of these financial statements.


                          HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  For the three months Ended December 31, 2000



Note 1. Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2000, filed by the Company with the Securities and Exchange Commission ("SEC") on December 27, 2000. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2. Inventories

     The following is a summary of the major classes of inventories:


                          September 30, 2000        December 31, 2000
                          ------------------        -----------------
                                                       (Unaudited)

Raw Materials                   $ 9,745                 $10,988
Work-in-process                  46,505                  44,417
Finished Goods                   33,584                  34,592
Other, net                        7,473                   5,642
                                -------                 -------
Net inventories                 $97,307                 $95,639
                                =======                 =======

Note 3. Income Taxes

     The income tax benefit for the three months ended December 31, 1999 and 2000, differed from the U.S. federal statutory rate of 34% primarily due to state tax benefits and differing tax rates on foreign earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to
(i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 2000, filed by the Company with the Securities and Exchange Commission on December 27, 2000.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     Net Revenues. Net revenues increased approximately $13.1 million to approximately $61.1 million in the first quarter of 2001 from approximately $48.0 million in the first quarter of 2000. Volume increased approximately 18.6% to 5.1 million pounds in the first quarter of fiscal 2001 compared to 4.3 million pounds in the first quarter of 2000. Average selling price per pound increased 7.8% to $11.90 for the first quarter of 2001 compared to $11.04 for the same period in 2000.

     Sales to the aerospace industry in the first quarter of 2001 increased by 38.1% to approximately $25.0 million from $18.1 million for the same period a year earlier. The increased revenue can be attributed to a 35.7% increase in volume to approximately 1.9 million pounds in fiscal 2001 from approximately 1.4 million pounds in fiscal 2000, while the average selling price per pound remained relatively constant. The increased volume was primarily caused by significantly higher domestic sales of flat product forms and alloys to gas turbine manufacturers as the industry responds to demand created by the commercial aircraft build rates.

     Sales to the chemical processing industry increased by 36.9% from approximately $13.0 million in the first quarter of 2000 to approximately $17.8 million in the first quarter of 2001, due to higher volumes and higher average selling price per pound. Volume increased to approximately 1.4 million pounds in fiscal 2001 from approximately 1.3 million pounds in fiscal 2000, or 7.7%. The increased volume can be attributed to increased worldwide project related business. The average selling price per pound increased 26.5%, to $12.40, due to a greater proportion of the higher valued proprietary alloy products combined with improved market prices.

     Sales to the land-based gas turbine industry increased by 62.3% in the first quarter of 2001 to approximately $11.2 million from approximately $6.9 million for the comparable period in 2000. The increase in revenue can be attributed to a 50.0% increase in volume to approximately 1.2 million pounds in fiscal 2001 compared to approximately 800,000 pounds in fiscal 2000, while the average selling price per pound increased by 5.2% to $9.38. The increase in volume was primarily due to improved sales of proprietary alloy round products in the export market and domestic shipments of flat products of specialty alloys to support the growing demand of the gas turbine manufacturers. The larger proportion of higher priced specialty and proprietary alloys, combined with improved market prices, led to the increase in average selling prices.

     Sales to the flue gas desulfurization industry declined by 47.1% from approximately $1.7 million in the first three months of 2000 to approximately $900,000 in the same period of 2001, due to a single project in the previous year that did not repeat during the current period. The lower selling price per pound is the result of a smaller proportion of proprietary alloy flat products and very competitive market conditions. The industry is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry decreased by 56.7% in the first quarter of 2001 to approximately $1.2 million from approximately $3.0 million in the first quarter of 2000. The decrease in revenue can be attributed to a major project in the comparable time period a year earlier that did not repeat during this quarter. Sales to this industry are typically linked to sour gas project requirements, which vary significantly from quarter to quarter.

     Sales to the other industries remained relatively flat for the comparable periods. Increased volume due to improved sales for product applications in new market sectors was offset by decreased average selling prices due to proportionately higher sales of lower cost, lower priced nickel-base alloys and forms relative to sales of higher priced specialty alloys.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased in the first quarter of 2001 compared to the first quarter of 2000, at 81.2% and 83.1%, respectively. Lower raw material costs in the first quarter of 2001 accounted for the decline.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $100,000 to approximately $5.8 million in the first quarter of 2001 from approximately $5.7 million in the same period a year ago, primarily as a result of higher data processing costs relative to the same period a year ago.

     Research and Technical Expenses. Research and technical expenses remained relatively flat at approximately $900,000 in the first quarter of 2001 and 2000.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first quarter of 2001 of approximately $4.7 million, approximately $1.6 million of which was contributed by the Company's foreign subsidiaries. For the first quarter of 2000, operating income was approximately $1.5 million, of which approximately $1.0 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost, net, increased approximately $651,000 from approximately $238,000 in fiscal 2000 to approximately $889,000 in fiscal 2001, primarily due to foreign exchange losses in fiscal 2001 versus foreign exchange gains in fiscal 2000.

     Interest Expense. Interest expense increased approximately $700,000 to approximately $6.1 million for the first quarter of 2001 from approximately $5.4 million for the same period in 2000. Higher revolving credit balances and higher interest rates during the first quarter of 2001 contributed to this increase.

     Income Taxes. An income tax benefit of approximately $859,000 was recorded for the first quarter of 2001 compared to approximately $791,000 in 2000.

     Net Loss. As a result of the above factors, the Company recognized a net loss for the first quarter of 2001 of approximately $1.3 million, compared to a loss of approximately $3.3 million for the first quarter of 2000.

                  [Remainder of page intentionally left blank.]

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $648,000 in the first three months of 2001, compared to capital expenditures of approximately $4.9 million for the first three months of 2000. The remainder of planned 2001 expenditures is targeted for manufacturing improvements and environmental projects. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"), and capital lease obligations. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first three months of 2001 was approximately $4.6 million, as compared to approximately $3.4 million in the first three months of 2000. The cash provided by operations for 2001 was primarily the result of a decrease in inventories of approximately $2.0 million, a decrease in accounts receivable of approximately $2.4 million, an increase in accounts payable and accrued expenses of approximately $103,000, non-cash depreciation and amortization expense of approximately $1.6 million, net loss of approximately $1.3 million and other net adjustments used in operating activities of approximately $200,000.

     Net cash used in investing activities decreased to approximately $800,000 in the first three months of 2001 from approximately $4.8 million in the same period for 2000, primarily as a result of decreased capital spending. Net cash used in financing activities for the first three months of 2001 was approximately $2.6 million, compared to net cash provided by investing activities of approximately $2.9 million for the first three months of 2000, primarily as a result of decreased net borrowings by the Company due to decreased capital expenditures during this fiscal year.

     Cash for the three months of 2001 increased approximately $1.2 million, resulting in a December 31, 2000 cash balance of approximately $2.5 million.
Cash in the first three months of 2000 increased approximately $1.0 million, resulting in a cash balance of approximately $4.6 million at December 31, 2000.

     Total debt at December 31, 2000, was approximately $206.6 million compared to approximately $187.2 million at December 31, 1999, reflecting increased borrowing under the Fleet Revolving Credit Facility and capital lease financing.

     At December 31, 2000, approximately $61.4 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $47.2 million at December 31, 1999. In addition, as of December 31, 2000, approximately $586,000 in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $5.4 million at December 31, 2000 and a permanent fixed charge reserve, which is $2.0 million at December 31, 2000. The Company had available additional borrowing capacity of approximately $4.1 million on the Fleet Revolving Credit Facility at December 31, 2000.

Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was adopted effective October 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The effect of adopting the new standard was immaterial to the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 2000, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The foreign currency exchange risk exists primarily because the two foreign subsidiaries need U.S. dollars in order to pay for their intercompany purchases of high performance alloys from the Company's U.S. locations. Most of the currency contracts to buy U.S. dollars have maturity dates of less than six months. None of the forward contracts entered into by the Company's foreign subsidiaries present a material market risk to the Company as of December 31, 2000.


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

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. See Index to Exhibits

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed. --------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HAYNES INTERNATIONAL, INC.



                                      /s/   Francis J. Petro
                                     -------------------------------------------
                                     Francis J. Petro
                                     President and Chief Executive Officer



                                      /s/   Joseph F. Barker
                                     -------------------------------------------
                                     J. F. Barker
                                     Executive Vice President, Finance
                                     Chief Financial Officer

Date: February 14, 2001

                                INDEX TO EXHIBITS


                                                                     Sequential
    Number                                                            Numbering
  Assigned In                                                        System Page
Regulation S-K                                                        Number of
   Item 601                     Description of Exhibit                 Exhibit
   --------                     ----------------------               -----------

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

              10.04 Haynes Holdings, Inc. Employee Stock Option Plan. (Incorporated by reference to Exhibit
                     10.08 to Registration Statement on Form S-1, Registration No. 33-32617.)

              10.05 First Amendment to the Haynes Holdings, Inc. Employee Stock Option Plan, dated March 31, 1997. (Incorporated by reference to Exhibit
                     10.18 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)

              10.06 Form of "New Option" Agreements between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.09 to Registration
                     Statement  on  Form  S-1,   Registration   No.
                     33-32617.)

              10.07 Form of "September Option" Agreements between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1, Registration No. 33-32617.)

              10.08 Form of "January 1992 Option" Agreements between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-4, Registration No. 33-66346.)

              10.09 Form of "Amendment to Holdings Option Agreements" between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-4, Registration No. 33-66346.)

              10.10 Form of March 1997 Amendment to Holdings Option Agreements. (Incorporated by reference to Exhibit 10.23 to Registrant's Form 10-Q
                     Report,   filed   May  15,   1997,   File  No.
                     333-5411.)

              10.11 March 1997 Amendment to Amended and Restated Holdings Option Agreement, dated March 31, 1997. (Incorporated by reference to Exhibit
                     10.24 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)

              10.12 Amended and Restated Loan and Security Agreement by and among CoreStates Bank, N.A. and Congress Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central), as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the year ended September 30, 1996, File No. 333-5411).

              10.13 Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among CoreStates Bank, N.A. and Congress Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central) as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K Report, filed January 22, 1997, File No. 333-5411.)

              10.14 Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 29, 1997, among CoreStates Bank, N.A. and Congress Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central), as agent for Lenders, and Haynes International, Inc. (Incorporated by reference to Exhibit
                     10.01 to Registrant's Form 8-K Report, filed February 13, 1997, File No. 333-5411.)

              10.15 Agreement by and between Galen Hodge and Haynes International, dated January 13, 1998 (Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-Q Report filed February 13, 1998, File No. 333-5411).

              10.16  Facility  Management  Agreement by and between
                     Republic Engineered Sales, Inc. and Haynes International, Inc., dated April 15, 1999. (Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q Report filed May 14, 1999, File No. 333-5411)

              10.17 Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated August 23, 1999, by and among CoreStates Bank, N.A. and Congress Financial Corporation (Central) as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.29 to Registrant's Form 10-K Report filed December 28, 1999, File No. 333-5411.)

              10.18 Credit Agreement and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.30 to Registrant's Form 10-K Report filed December 28, 1999, File No. 333-5411.)

              10.19 Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc., as Borrower. (Incorporated by reference to
                     Exhibit 10.21 to Registrant's Form 10-Q Report filed February 14, 2000, File No. 333-5411.)

              10.20  New Severance  Agreements for Officers,  dated
                     June 28, 2000.

              10.21  August  2000  Amendment  to  Holdings   Option
                     Agreement, dated August 7, 2000.

              10.22  Restricted Stock Plan, dated October 13, 2000.

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