Form 10-Q
period 2001-03-31
HAYNES INTERNATIONAL INC
filed 2001-05-14
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2001.


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________  to ____________.


                        Commission File Number: 33-32617
                        --------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 2001, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.


                           HAYNES INTERNATIONAL, INC.
                                TABLE OF CONTENTS

PART I    FINANCIAL  INFORMATION                                            Page
                                                                            ----

Item 1.   Financial Statements:

          Consolidated  Condensed  Balance  Sheets as of
          September 30, 2000 and March 31, 2001                                3

          Consolidated Condensed Statements of Operations for the Three
          Months and Six Months ended March 31, 2000 and 2001                  4

          Consolidated Condensed Statements of Comprehensive Income for
          the Three Months 5 and Six Months ended March 31, 2000 and 2001      5

          Consolidated Condensed Statements of Cash Flows for the
          Six  Months  ended  March  31,  2000 and 2001                        6

          Notes to Consolidated Condensed Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11

Part II   OTHER  INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities and Use of Proceeds                           12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other  Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                    12

          Signatures                                                          13

          Index to Exhibits                                                   14


Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   HAYNES INTERNATIONAL, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands, except share amounts)

                                                                September 30,      March 31,
                                                                    2000             2001
                                                                -------------      ---------
                                                                                  (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents                                    $  1,285         $    645
     Accounts and notes receivable, less allowance for
     doubtful accounts of $638 and $773, respectively               46,131           46,463
     Inventories                                                    97,307           95,817
                                                                   -------          -------
         Total current assets                                      144,723          142,925
                                                                   -------          -------

Property, plant and equipment (at cost)                            118,518          120,194
Accumulated depreciation                                           (76,219)         (78,384)
                                                                   -------          -------
`        Net property, plant and equipment                          42,299           41,810

Deferred income taxes                                               44,424           45,561
Prepayments and deferred charges, net                               11,919           11,819
                                                                   -------          -------
              Total assets                                        $243,365         $242,115
                                                                   =======          =======
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                        $ 31,408         $ 31,834
     Accrued postretirement benefits                                 4,400            4,400
     Revolving credit                                               63,974           65,141
     Note payable                                                    2,307            1,597
     Income taxes payable                                            1,096              491
     Deferred income taxes                                             309               17
                                                                   -------          -------
         Total current liabilities                                 103,494          103,480
                                                                   -------          -------

Long-term debt, net of unamortized discount                        143,157          143,693
Accrued postretirement benefits                                     94,881           96,188
                                                                   -------          -------
              Total liabilities                                    341,532          343,361
                                                                   -------          -------

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
     Additional paid-in capital                                     51,275           51,305
     Accumulated deficit                                          (146,605)        (149,000)
     Accumulated other comprehensive income                         (2,837)          (3,551)
                                                                   -------          -------
         Total capital deficiency                                  (98,167)        (101,246)
                                                                   -------          -------
              Total liabilities and capital deficiency            $243,365         $242,115
                                                                   =======          =======

The accompanying notes are an integral part of these financial statements.


                                         HAYNES INTERNATIONAL, INC.
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                           (dollars in thousands)


                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                   March 31,
                                                            ------------------          ----------------
                                                            2000          2001          2000        2001
                                                            ----          ----          ----        ----
Net revenues                                            $57,585        $63,848       $105,612      $124,926
Cost of sales                                            44,649         51,969         84,145       101,551
Selling and administrative                                5,860          5,923         11,532        11,771
Research and technical                                      910          1,084          1,818         1,986
                                                         ------         ------         ------       -------
        Operating income                                  6,166          4,872          8,117         9,618

Other cost, net                                             216            447            454         1,336
Interest expense                                          5,568          5,890         10,934        11,942
Interest income                                             (65)           (36)           (96)          (57)
                                                         ------         ------         ------       -------
        Income (loss) before benefit from
        income taxes and cumulative effect
        of a change in accounting principle                 447         (1,429)        (3,175)       (3,603)

Benefit from income taxes                                  (278)          (349)          (894)       (1,208)
                                                         ------         ------         ------       -------

        Income (loss) before cumulative effect
        of a change in accounting principle                 725         (1,080)        (2,281)       (2,395)

Cumulative effect of a change in accounting
principle, net of tax                                                                     640
                                                         ------         ------         ------       -------
        Net income (loss)                               $   725        $(1,080)      $ (1,641)     $ (2,395)
                                                         ======         ======         ======       =======

The accompanying notes are an integral part of these financial statements.




                                         HAYNES INTERNATIONAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                                (Unaudited)
                                           (dollars in thousands)


                                                           Three Months Ended          Six Months Ended
                                                                 March 31,                   March 31,
                                                            ------------------          ----------------
                                                            2000          2001          2000        2001
                                                            ----          ----          ----        ----

Net Income (loss)                                       $  725         $(1,080)      $(1,641)      $(2,395)

Other comprehensive loss, net of tax:

     Foreign currency translation adjustment              (928)         (1,888)       (2,224)         (714)
                                                           ---           -----         -----         -----
Other comprehensive loss                                  (928)         (1,888)       (2,224)         (714)
                                                           ---           -----         -----         -----
     Comprehensive loss                                 $ (203)        $(2,968)      $(3,865)      $(3,109)
                                                           ===           =====         =====         =====


The accompanying notes are an integral part of these financial statements.




                                    HAYNES INTERNATIONAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                      (dollars in thousands)


                                                                                  Six Months Ended
                                                                                       March 31,
                                                                                  2000        2001
                                                                                  ----        ----
Cash flows from operating activities:
        Net loss                                                               $(1,641)   $(2,395)
        Depreciation                                                             1,645      2,417
        Amortization                                                               546        666
        Deferred income taxes                                                      333     (1,429)
        Change in:
                Inventories                                                     (7,704)     1,268
                Accounts receivable                                             (5,381)      (381)
                Accounts payable and accruals                                    4,584      1,502
                Other, net                                                      (2,446)    (1,155)
                                                                                ------      -----
        Net cash provided by (used in) operating activities                    (10,064)       493
                                                                                ------      -----
Cash flows from investing activities:
        Additions to property, plant and equipment                              (5,831)    (2,032)
        Other investing activities                                                 279        104
                                                                                ------      -----
        Net cash used in investing activities                                   (5,552)    (1,928)
                                                                                ------      -----
Cash flows from financing activities:
        Net increase in revolving credit and long-term debt                     16,616        796
        Capital contribution from parent company                                   100         30
                                                                                ------      -----
        Net cash provided by financing activities                               16,716        826
                                                                                ------      -----
Effect of exchange rates on cash                                                  (547)       (31)
                                                                                ------      -----
Increase (decrease) in cash and cash equivalents                                   553       (640)

Cash and cash equivalents, beginning of period                                   3,576      1,285
                                                                                ------      -----
Cash and cash equivalents, end of period                                       $ 4,129    $   645
                                                                                ======     ======
Supplemental disclosures of cash flow information:
        Cash paid during period for:    Interest                               $ 9,938    $11,320
                                                                                ======     ======
                                        Income Taxes                           $    92    $   697
                                                                                ======     ======

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     For the Six Months Ended March 31, 2001
                  (dollars in thousands, except share amounts)

Note 1.   Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2000, filed by the Company with the Securities and Exchange Commission ("SEC") on December 27, 2000. The results of operations for the six months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.   Inventories

     The following is a summary of the major classes of inventories:

                                 September 30, 2000        March 31, 2001
                                 ------------------        --------------
                                                             (Unaudited)
      Raw Materials                 $ 9,745                   $ 6,637
      Work-in-process                46,505                    49,021
      Finished Goods                 33,584                    34,711
      Other, net                      7,473                     5,448
                                     ------                    ------
      Net inventories               $97,307                   $95,817
                                     ======                    ======

Note 3.   Income Taxes

     The income tax benefit for the three months and six months ended March 31, 2001, differed from the US federal statutory rate of 34% primarily due to state tax benefits and differing tax rates on foreign earnings.

Note 4.   Cumulative Effect of Change in Accounting Principle

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 2000, filed by the Company with the Securities and Exchange Commission on December 27,2000.

Results of Operations
---------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net  Revenues.  Net  revenues  increased   approximately  $6.2  million  to
approximately $63.8 million in the second quarter of fiscal 2001, from approximately $57.6 million in the second quarter of 2000. Volume increased approximately 6.1% to approximately 5.2 million pounds in the second quarter of fiscal 2001 from approximately 4.9 million pounds for the same period a year earlier. The average selling price increased 4.9% to $12.10 per pound in the second quarter of fiscal 2001 from $11.53 per pound for the same period a year earlier.

     Sales to the aerospace industry in the second quarter of fiscal 2001 increased by 12.1% to approximately $27.8 million from approximately $24.8 million for the same period a year earlier, due primarily to a 20.6% increase in volume. The increased volume was the result of improved domestic and export sales directly related to the high level of demand of the commercial aircraft industry. An offsetting 7.0% decline in average selling price per pound was due to the mix of alloys and forms sold.

     Sales  to  the  chemical   processing   industry   increased  by  18.7%  to
approximately $18.4 million in the second quarter of fiscal 2001 from approximately $15.5 million for the same period a year earlier due to the combined effect of an 11.6% volume increase and a 6.3% increase in average selling price. The increase in volume is due to an increase in maintenance and project related business worldwide. The increase in the average selling price per pound is a function of the alloy mix and improved market prices.

     Sales to the land-base gas turbine industry increased by 2.1% to approximately $9.6 million in the second quarter of fiscal 2001 from approximately $9.4 million for the same period a year earlier. The increase in revenue was due to an average selling price per pound increase of 17.5% which was offset by a volume decrease of 12.4%. The increase in average selling price can be attributed to alloy mix and improved market prices. The decrease in volume was due to lower export sales of round products.

     Sales to the flue gas desulfurization industry decreased by 57.9% to approximately $800,000 for the second quarter of fiscal 2001 from approximately $1.9 million for the same period a year earlier. The volume decrease was due to completed projects that did not repeat in the second quarter of fiscal 2001. The average selling price per pound increased due to improved market prices. This industry is generally characterized by large project requirements and very modest continuing maintenance needs.

     Sales to the oil and gas industry increased to approximately $2.0 million for the second quarter of fiscal 2001 from approximately $200,000 for the same period a year earlier. This increase was due to a major project.

     Sales to other industries decreased by 11.1% to approximately $4.8 million for the second quarter of fiscal 2001 from approximately $5.4 million for the same period a year earlier, due to a decrease in volume, offset slightly by an increase in average selling price per pound. The volume decrease was due to reduced sales for product applications to the industrial markets. The increase in average selling price was due to improved market prices.

     Cost of Sales. Cost of sales as a percentage of net revenues increased to 81.4% for the second quarter of fiscal 2001 compared to 77.5% in the same period last year. The higher cost of sales percentage in fiscal 2001 was primarily due to higher natural gas costs along with lower production volume of high value-added sheet and coil product forms due to unplanned equipment outages.

     Selling and Administrative Expenses. Selling and administrative expenses remained relatively flat when comparing the second quarter of fiscal 2001 to the same period a year earlier.

     Research and Technical Expenses. Research and technical expenses increased approximately $200,000 to approximately $1.1 million in the second quarter of fiscal 2001 from approximately $900,000 for the same period a year earlier, primarily as a result of an increase in outside research donations paid by the Company in the period and salary and related benefits.

     Operating Income. As a result of the above factors, the Company recognized operating income for the second quarter of 2001 of approximately $4.9 million, approximately $1.8 million of which was contributed by the Company's foreign subsidiaries. For the second quarter of fiscal 2000, operating income was approximately $6.2 million, of which approximately $1.4 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs increased to approximately $400,000 for the second quarter of fiscal 2001 from approximately $200,000 for the same period a year earlier, primarily due to other employee related benefits that did not occur in the same period a year earlier.

     Interest Expense. Interest expense increased approximately $300,000 to approximately $5.9 million for the second quarter of fiscal 2001 from approximately $5.6 million for the same period a year earlier. Higher revolving credit balances partially offset by lower interest rates during the second quarter of fiscal 2001 contributed to this increase.

     Income Taxes. The income tax benefit was relatively flat for the second quarter of fiscal 2001 as compared to the same period a year earlier.

     Net Income (Loss). As a result of the above factors, the Company recognized a net loss for the second quarter of fiscal 2001 of approximately $1.1 million, compared to net income of approximately $700,000 for the second quarter of fiscal 2000.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

     Net Revenues. Net revenues increased approximately $19.3 million to approximately $124.9 million in the first half of 2001 from approximately $105.6 million in the first half of 2000, due to increases in both volume and average selling price per pound. Volume increased 12.0% to 10.3 million pounds in fiscal 2001 from 9.2 million pounds in fiscal 2000. Average selling price per pound increased 6.2% to $12.00 per pound in fiscal 2001 from $11.30 per pound in fiscal 2000.

     Sales to the aerospace industry in the first half of 2001 increased by 23.1% to approximately $52.8 million from approximately $42.9 million for the same period a year earlier, due primarily to an increase in volume of 27.3% to approximately 4.2 million pounds from approximately 3.3 million pounds. The volume increase was due to higher domestic sales of nickel-based and cobalt-containing alloy flat and round products. The volume increase was slightly offset by a decrease in the average selling price per pound due to a higher proportion of lower priced round products.

     Sales to the chemical processing industry increased by 26.7% to approximately $36.1 million in the first half of 2001 from approximately $28.5 million for the same period a year earlier, primarily due to the combined effects of a 9.8% volume increase and a 15.5% increase in average selling price per pound. The volume increase is due to increased worldwide project related business. The increase in average selling price is due to the mix of a higher proportion of higher valued proprietary alloys and products.

     Sales to the land-base gas turbine industry increased by 28.4% to approximately $20.8 million in the first half of 2001 from approximately $16.2 million for the same period a year earlier, due primarily to the combined effect of a 16.7% increase in volume and a 10.8% increase in the average selling price per pound. The volume increase to approximately 2.1 million pounds from approximately 1.8 million pounds was due to higher domestic sales of proprietary alloy round products and specialty alloy flat products. The increase in average selling price is due to the sale of a higher proportion of higher priced alloys and improved market prices.

     Sales to the flue gas desulfurization industry decreased by 50.0% to approximately $1.8 million in the first half of 2001 from approximately $3.6 million for the same period a year earlier, due primarily to a major project that did not repeat from the previous year. The market is characterized by large project requirements and modest continuing maintenance needs.

     Sales to the oil and gas industry increased by 3.2% to approximately $3.2 million in the first half of 2001 from approximately $3.1 million for the same period a year earlier, due primarily to an increase in average selling price per pound. Sales to this industry are typically linked to sour gas project requirements, which vary significantly from quarter to quarter.

     Sales to other industries decreased by 6.1% to approximately $9.2 million for the first half of 2001 from $9.8 million for the same period a year earlier, due primarily to decreased volume relating to new market applications, partially offset by an increase in average selling price per pound due to improved market prices.

     Cost of Sales. Cost of sales as a percent of net revenues increased to 81.3% for the first six months of 2001 compared to 79.7% in the same period last year. The increase was due to a combination of higher natural gas costs along with lower production volume of high value-added sheet and coil product forms due to unplanned equipment outages, partially offset by lower raw material costs.

     Selling and Administrative Expenses. Selling and administrative expenses increased by 2.6% to approximately $11.8 million in the first half of 2001 from approximately $11.5 million for the same period a year earlier, primarily as a result of increased sales and marketing expenses, partially offset by expenses related to the company's compliance with the Department of Justice's investigation into the nickel alloy industry, that did not recur in the first half of 2001.

     Research and Technical Expenses. Research and technical expenses increased by approximately $200,000 in the first half of 2001 compared to the same period a year earlier, primarily as a result of an increase in outside research donations paid by the Company in the period and salary and related benefits.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first six months of 2001 of approximately $9.6 million, approximately $3.4 million of which was contributed by the Company's foreign subsidiaries. For the first six months of 2000, operating income was approximately $8.1 million, of which approximately $2.4 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs increased approximately $800,000 from approximately $500,000 in the first half of 2000 to approximately $1.3 million in the first half of 2001, primarily due to employee related benefits that did not occur in the same period a year earlier and increased foreign exchange losses.

     Interest Expense. Interest expense increased approximately $1.0 million to approximately $11.9 million for the first half of 2001 from approximately $10.9 million for the same period a year earlier. Higher revolving credit balances partially offset by declining interest rates accounted for the increase.

     Income Taxes. The income tax benefit increased approximately $300,000 to approximately $1.2 million for the first half of 2001 from approximately $900,000 for the same period a year earlier.

     Net Income (Loss). As a result of the above factors, the Company recognized a net loss for the first half of 2001 of approximately $2.4 million, compared to a net loss of approximately $1.6 million for the first half of 2000.

Liquidity and Capital Resources

     The Company's near-term cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $2.0 million in the first six months of 2001, compared to capital expenditures of approximately $5.8 million for the first six months of 2000. The remainder of planned 2001 expenditures is targeted for manufacturing improvements and environmental projects. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"), and capital lease obligations. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Cash for the six months of 2001 decreased approximately $640,000, resulting in a March 31, 2001, cash balance of approximately $645,000. Cash in the first six months of 2000 increased approximately $550,000, resulting in a cash balance of approximately $4.1 million at March 31, 2000. The Company's operating activities for the first six months of 2001 provided approximately $500,000 of cash compared to approximately $10.1 million used in the first six months of 2000. Net cash provided by financing activities for the first six months of 2001 was approximately $800,000, compared to net cash provided by financing activities of approximately $16.7 million for the first six months of 2000. The Company's investing activities for the first six months of 2001 used approximately $1.9 million compared to approximately $5.6 million used in the first six months of 2000.

     Total debt at March 31, 2001, was approximately $210.4 million compared to approximately $201.4 million at March 31, 2000, reflecting increased borrowing under the Fleet Revolving Credit Facility and capital lease financing.

     At March 31, 2001, approximately $65.1 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $61.1 million at March 31, 2000. In addition, as of March 31, 2001, approximately $586,000 in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $1.4 million at March 31, 2001, and a permanent fixed charge reserve, which is $2.0 million at March 31, 2001. The Company had available additional borrowing capacity of approximately $2.8 million on the Fleet Revolving Credit Facility at March 31, 2001.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 2000, the Company's primary market risk exposure was foreign currency exchange rate risk with respect to forward contracts entered into by the Company's foreign subsidiaries located in England and France. The foreign currency exchange risk exists primarily because the two foreign subsidiaries need U.S. dollars in order to pay for their intercompany purchases of high performance alloys from the Company's U.S. locations. Most of the currency contracts to buy U.S. dollars have maturity dates of less than six months. At March 31, 2001, the Company did not have any outstanding foreign currency exchange contracts or nickel forward commodity contracts.

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


                                           HAYNES INTERNATIONAL, INC.





                                           /s/   Francis J. Petro
                                           -------------------------------------
                                           Francis J. Petro
                                           President and Chief Executive Officer





                                          /s/   Joseph F. Barker
                                          --------------------------------------
                                          J. F. Barker
                                          Executive Vice President, Finance
                                          Chief Financial Officer




Date: May 14, 2001


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



                       10.14    Amendment No. 2 to Amended and Restated Loan and Security
                                Agreement, dated January 29, 1997, among CoreStates Bank, N.A.
                                and Congress Financial Corporation (Central), as Lenders,
                                Congress Financial Corporation (Central), as agent for Lenders, and Haynes International, Inc.  (Incorporated by reference to
                                Exhibit 10.01 to Registrant's Form 8-K Report, filed February
                                13, 1997, File No. 333-5411.)
                       10.15    Agreement by and between Galen Hodge and Haynes
                                International, dated January 13, 1998
                                (Incorporated by reference to Exhibit 10.17 to
                                Registrant's Form 10-Q Report filed February 13,
                                1998, File No. 333-5411).
                       10.16    Facility Management Agreement by and between Republic Engineered
                                Sales, Inc. and Haynes International, Inc., dated April 15,
                                1999.  (Incorporated by reference to Exhibit 10.18 to
                                Registrant's Form 10-Q Report filed May 14, 1999,
                                File No. 333-5411)
                       10.17    Amendment No. 3 to Amended and Restated Loan and Security
                                Agreement, dated August 23, 1999, by and among CoreStates Bank,
                                N.A. and Congress Financial Corporation (Central) as Agent for
                                Lenders, and Haynes International, Inc., as Borrower.
                                (Incorporated by reference to Exhibit 10.29 to Registrant's Form
                                10-K Report filed December 28, 1999, File No. 333-5411.)
                       10.18    Credit Agreement and among institutions from
                                time to time party hereto, as Lenders, Fleet
                                Capital Corporation, as Agent for Lenders, and
                                Haynes International, Inc., as Borrower.
                                (Incorporated by reference to Exhibit 10.30 to
                                Registrant's Form 10-K Report filed December 28,
                                1999, File No. 333-5411.)
                       10.19    Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and among institutions from time to time party hereto, as
                                Lenders, Fleet Capital Corporation, as Agent for Lenders and
                                Haynes International, Inc., as Borrower.  (Incorporated by
                                reference to Exhibit 10.21 to Registrant's Form 10-Q Report filed February 14, 2000, File No. 333-5411.)
                       10.20    New Severance Agreements for Officers, dated
                                June 28, 2000. (Incorporated by reference to
                                Exhibit 10.20 to Registrant's Form 10-Q Report
                                filed February 14, 2001, File No. 333-5411).
                       10.21    August 2000 Amendment to Holdings Option
                                Agreement, dated August 7, 2000. (Incorporated
                                by reference to Exhibit 10.21 to Registrant's
                                Form 10-Q Report filed February 14, 2001, File
                                No. 333-5411).
                       10.22    Restricted Stock Plan, dated October 13, 2000. (Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-Q Report filed February 14, 2001, File No. 333-5411).
       (18)            18.01    Preferability Letter dated May 15, 2000 by Deloitte & Touche
                                LLP.  (Incorporated by reference to Exhibit 18.01 to
                                Registrant's Form 10-Q Report filed May 15, 2000, File No.
                                333-5411.)


                                                  Page 17 of 17
