Form 10-Q
period 2001-06-30
HAYNES INTERNATIONAL INC
filed 2001-08-14
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [ X ]       Quarterly   Report  Pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934.

               For the quarterly period ended June 30, 2001.


                                       or

   [   ]       Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934.

               For the transition period from ___________to ________.

                        Commission File Number: 33-32617


                           HAYNES INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   06-1185400
              --------                                   ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

 1020 West Park Avenue, Kokomo, Indiana                  46904-9013
 --------------------------------------                  ----------
(Address of principal executive offices)                  Zip Code)


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

As of August 14, 2001, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

                           HAYNES INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of
         September 30, 2000 and June 30, 2001                                 3

         Consolidated Condensed Statements of Operations
         for the Three Months and Nine Months ended
         June 30, 2000 and 2001                                               4

         Consolidated Condensed Statements of Comprehensive
         Income for the Three Months and Nine Months ended
         June 30, 2000 and 2001                                               5

         Consolidated Condensed Statements of Cash Flows
         for the Nine Months ended June 30, 2000 and 2001                     6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                   11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and Use of Proceeds                           12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12

         Signatures                                                          13

         Index to Exhibits                                                   14

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

                                     HAYNES INTERNATIONAL, INC.
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands, except share amounts)


                                                                      September 30,        June 30,
                                                                           2000              2001
                                                                      -------------       ---------
                                                                                         (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                         $   1,285          $   1,429
     Accounts and notes receivable, less allowance for
     doubtful accounts of $638 and $662, respectively                     46,131             46,154
     Inventories                                                          97,307             97,398
                                                                       ---------          ---------
          Total current assets                                           144,723            144,981
                                                                       ---------          ---------

Property, plant and equipment (at cost)                                  118,518            121,023
Accumulated depreciation                                                 (76,219)           (79,550)
                                                                       ---------          ---------
          Net property, plant and equipment                               42,299             41,473

Deferred income taxes                                                     44,424             45,531
Prepayments and deferred charges, net                                     11,919             11,283
                                                                       ---------          ---------
              Total assets                                             $ 243,365          $ 243,268
                                                                       =========          =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                             $  31,408          $  34,989
     Accrued postretirement benefits                                       4,400              4,400
     Revolving credit                                                     63,974             63,117
     Note payable                                                          2,307              1,188
     Income taxes payable                                                  1,096                244
     Deferred income taxes                                                   309                ---
                                                                       ---------          ---------
          Total current liabilities                                      103,494            103,938
                                                                       ---------          ---------

Long-term debt, net of unamortized discount                              143,157            143,497
Accrued postretirement benefits                                           94,881             96,928
                                                                       ---------          ---------
              Total liabilities                                          341,532            344,363
                                                                       ---------          ---------

Capital deficiency:
     Common stock, $.01 par value (100 shares authorized,
     issued and outstanding)
     Additional paid-in capital                                           51,275             51,305
     Accumulated deficit                                                (146,605)          (148,411)
     Accumulated other comprehensive income (loss)                        (2,837)            (3,989)
                                                                       ---------          ---------
          Total capital deficiency                                       (98,167)          (101,095)
                                                                       ---------          ---------
              Total liabilities and capital deficiency                 $ 243,365          $ 243,268
                                                                       =========          =========


             The accompanying notes are an integral part of these financial statements.

                                         HAYNES INTERNATIONAL, INC.
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                           (dollars in thousands)


                                                          Three Months Ended            Nine Months Ended
                                                                June 30,                    June 30,
                                                       -----------------------       ----------------------
                                                          2000           2001          2000           2001
                                                       --------       --------       --------      --------

Net revenues                                           $ 60,659       $ 61,700       $166,271      $186,626

Cost of sales                                            47,284         47,759        131,429       149,310

Selling and administrative                                6,043          5,892         17,575        17,663

Research and technical                                      875            890          2,693         2,876
                                                       --------        -------       --------      --------
Operating income                                          6,457          7,159         14,574        16,777

Other costs, net                                             22            350            476         1,686

Interest expense                                          5,813          5,753         16,747        17,695

Interest income                                             (24)           (18)          (120)          (75)
                                                       --------        -------       --------      --------
     Income (loss) before provision for (benefit
     from) income taxes and cumulative effect of
     a change in accounting principle                       646          1,074         (2,529)       (2,529)

Provision for (benefit from) income taxes                   514            486           (380)         (722)
                                                       --------        -------       --------      --------
     Income (loss) before cumulative effect of
     a change in accounting principle                       132            588         (2,149)       (1,807)

Cumulative effect of a change in accounting
principle, net of tax benefit                               ---            ---            640           ---
                                                       --------        -------       --------      --------
Net income (loss)                                      $    132        $   588       $ (1,509)     $ (1,807)
                                                       ========        =======       ========      ========


             The accompanying notes are an integral part of these financial statements.


                                         HAYNES INTERNATIONAL, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Unaudited)
                                           (dollars in thousands)


                                                          Three Months Ended            Nine Months Ended
                                                                June 30,                    June 30,
                                                       -----------------------       ----------------------
                                                          2000           2001          2000           2001
                                                       --------       --------       --------      --------

Net Income (loss)                                      $    132        $   588       $ (1,509)     $ (1,807)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment               (493)          (438)        (2,717)       (1,151)
                                                       --------        -------       --------      --------
 Other comprehensive loss                                  (493)          (438)        (2,717)       (1,151)
                                                       --------        -------       --------      --------
     Comprehensive income (loss)                       $   (361)       $   150       $ (4,226)     $ (2,958)
                                                       ========        =======       ========      ========

                 The accompanying notes are an integral part of these financial statements.

                                HAYNES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                  (dollars in thousands)


                                                                    Nine Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   2000           2001
                                                                 --------      --------

Cash flows from operating activities:
        Net loss                                                 $  (1,509)    $  (1,807)
        Depreciation                                                 2,490         3,618
        Amortization                                                   843           987
        Deferred income taxes                                          411        (1,417)
        Gain on property disposal                                     (399)          ---
        Change in:
                Inventories                                        (15,671)         (106)
                Accounts receivable                                 (4,078)          (27)
                Accounts payable and accruals                       11,438         4,381
                Other, net                                          (1,129)       (1,104)
                                                                 ---------     ---------
        Net cash provided by (used in)
          operating activities                                      (7,604)        4,525
                                                                 ---------     ---------

Cash flows from investing activities:
        Additions to property, plant and equipment                  (8,334)       (2,952)
        Proceeds from property disposal                                399           ---
        Other investing activities                                     330           160
                                                                 ---------     ---------
        Net cash used in investing activities                       (7,605)       (2,792)
                                                                 ---------     ---------

Cash flows from financing activities:
        Net (decrease) increase in revolving credit
          and long-term debt                                        16,036        (1,512)
        Capital contribution of proceeds from exercise of
          stock options                                                100            30
                                                                 ---------     ---------
        Net cash provided by (used in) financing activities         16,136        (1,482)
                                                                 ---------     ---------

Effect of exchange rates on cash                                      (789)         (107)
                                                                 ---------     ---------
Increase in cash and cash equivalents                                  138           144

Cash and cash equivalents, beginning of period                       3,576         1,285
                                                                 ---------     ---------
Cash and cash equivalents, end of period                         $   3,714     $   1,429
                                                                 =========     =========

Supplemental disclosures of cash flow information:
        Cash paid during period for:  Interest                   $  11,359     $  12,799
                                                                 =========     =========
                                      Income Taxes               $       2     $   1,404
                                                                 =========     =========


        The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     For the Nine Months Ended June 30, 2001
                  (dollars in thousands, except share amounts)



NOTE 1.  BASIS OF PRESENTATION

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2000, filed by the Company with the Securities and Exchange Commission ("SEC") on December 27, 2000. The results of operations for the nine months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE 2.  INVENTORIES

     The following is a summary of the major classes of inventories:

                                  September 30, 2000       June 30, 2001
                                  ------------------       -------------
                                                            (Unaudited)

        Raw Materials                $  9,745                $  7,743
        Work-in-process                46,505                  49,062
        Finished Goods                 33,584                  36,298
        Other, net                      7,473                   4,295
                                     --------                --------
        Net inventories              $ 97,307                $ 97,398
                                     ========                ========

NOTE 3.  INCOME TAXES

     The income tax benefit for the three months and nine months ended June 30, 2001, differed from the U.S. federal statutory rate of 34% primarily due to state taxes and differing tax rates on foreign earnings.

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

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect of adopting these standards.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Net  Revenues.  Net  revenues  increased   approximately  $1.0  million  to
approximately $61.7 million in the third quarter of fiscal 2001, from approximately $60.7 million in the third quarter of 2000. Volume decreased approximately 13.0% to approximately 4.7 million pounds in the third quarter of fiscal 2001 from approximately 5.4 million pounds for the same period a year earlier. The average selling price increased 20.5% to $13.36 per pound in the third quarter of fiscal 2001 from $11.09 per pound for the same period a year earlier.

     Sales to the aerospace industry in the third quarter of fiscal 2001 increased by 4.1% to approximately $25.2 million from approximately $24.2 million for the same period a year earlier, due primarily to a 21.1% increase in the average selling price per pound which was partially offset by a 14.1% decrease in volume. The increase in the average selling price is due to generally improved market prices, and a larger proportion of the higher priced specialty alloys and forms compared to the lower priced nickel base alloys. The volume decrease was primarily caused by lower U.S. and European sales of nickel-based and cobalt-containing alloys due to the changing demands of the commercial aircraft industry.

     Sales to the chemical processing industry decreased by 14.3% to approximately $16.2 million in the third quarter of fiscal 2001 from approximately $18.9 million for the same period a year earlier, due to a 29.0% decrease in volume which was partially offset by a 20.6% increase in the average selling price per pound. The decrease in volume can be attributed to the lack of projects in the industry and to the intense competitive conditions. The increase in the average selling price is due to a greater proportion of the higher valued nickel based specialty alloy products combined with the improved market prices.

     Sales  to  the  land-base  gas  turbine  industry  increased  by  16.5%  to approximately $12.0 million in the third quarter of fiscal 2001 from approximately $10.3 million for the same period a year earlier, due to a 15.5% increase in the average selling price per pound while the volume remained nearly constant. The increase in the average selling price can be attributed to a larger proportion of higher priced specialty and proprietary alloys combined with improved market prices. The volume remained nearly constant due to a product shift to proprietary and specialty alloy products from nickel base alloy products.

     Sales to the flue gas desulfurization industry decreased by 28.6% to approximately $500,000 in the third quarter of fiscal 2001 from approximately $700,000 for the same period a year earlier, due to a 29.0% decrease in volume which was partially offset by a 5.1% increase in the average selling price per pound. The decrease in volume was due to completed projects that did not repeat in the third quarter of fiscal 2001. The average selling price increased due to improved market prices.

     Sales to the oil and gas industry increased by 320% to approximately $2.1 million in the third quarter of fiscal 2001 from approximately $500,000 for the same period a year earlier, due to a 144.2% increase in volume and a 66.2% increase in the average selling price per pound. The increase in volume can be attributed to a major project during this quarter. The increase in the average selling price is due to the sale of higher valued products compared to the sale of lesser valued products in the same period a year earlier.

     Sales to other industries increased by 12.7% to approximately $6.2 million in the third quarter of fiscal 2001 from approximately $5.5 million for the same period a year earlier, due to a 25.7% increase in the average selling price per pound which was partially offset by a 9.9% decrease in volume. The increase in the average selling price can be attributed to higher sales of specialty alloys and improved market prices. The decrease in volume is due to reduced sales for product applications in the industrial market sectors.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 77.4% for the third quarter of fiscal 2001 compared to 78.0% in the same period a year earlier. The lower cost of sales percentage in the third quarter of fiscal 2001 was due to lower raw material costs partially offset by higher energy costs.

     Selling and Administrative Expenses. Selling and administrative expenses remained relatively flat when comparing the third quarter of fiscal 2001 to the same period a year earlier.

     Research and Technical Expenses. Research and technical expenses remained relatively flat when comparing the third quarter of fiscal 2001 to the same period a year earlier.

     Operating Income. As a result of the above factors, the Company recognized operating income for the third quarter of fiscal 2001 of approximately $7.2 million, approximately $1.3 million of which was contributed by the Company's foreign subsidiaries. For the third quarter of fiscal 2000, operating income was approximately $6.5 million, approximately $1.4 million of which was contributed by the Company's foreign subsidiaries.

     Other. Other costs increased to approximately $400,000 for the third quarter of fiscal 2001 from approximately zero for the same period a year earlier. Other costs in the third quarter of fiscal 2000 were offset by the sale of equipment that did not recur in the third quarter of fiscal 2001.

     Interest Expense. Interest expense remained relatively flat when comparing the third quarter of fiscal 2001 to the same period a year earlier.

     Income Taxes. The income tax provision remained relatively flat for the third quarter of fiscal 2001 as compared to the same period a year earlier.

     Net Income. As a result of the above factors, the Company recognized net income for the third quarter of fiscal 2001 of approximately $600,000, compared to net income of approximately $100,000 for the third quarter of fiscal 2000.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

     Net Revenues. Net revenues increased approximately $20.3 million to approximately $186.6 million in the first nine months of fiscal 2001 from approximately $166.3 million in the first nine months of fiscal 2000, due to increases in both volume and average selling price per pound. Volume increased 2.7% to 15.0 million pounds in fiscal 2001 from 14.6 million pounds in fiscal 2000. Average selling price per pound increased 10.7% to $12.42 per pound in fiscal 2001 from $11.22 per pound in fiscal 2000.

     Sales to the aerospace industry increased by 16.1% to approximately $78.0 million in the first nine months of fiscal 2001 from approximately $67.2 million for the same period a year earlier, due to an 11.4% increase in volume along with a 4.3% increase in the average selling price per pound. The increase in volume was primarily caused by higher U.S. and European sales of nickel-based and cobalt-containing alloys of flat and round products. The increase in the average selling price was due to a combination of higher sales of specialty alloys and improved market prices which was partially offset by a higher proportion of the lower priced nickel-based alloy forms.

     Sales to the chemical process industry increased by 10.3% to approximately $52.3 million in the first nine months of fiscal 2001 from approximately $47.4 million for the same period a year earlier, due to a 16.2% increase in the average selling price per pound which was partially offset by a 5.1% decline in volume. The increase in the average selling price was due to a greater proportion of the higher valued proprietary alloy flat and tubular products combined with improved market prices. The decrease in volume was due to a lack of large project business.

     Sales to the land-base gas turbine industry increased by 23.3% to approximately $32.8 million in the first nine months of fiscal 2001 from approximately $26.6 million for the same period a year earlier, due to a 12.4% increase in the average selling price per pound along with a 9.7% increase in volume. The increase in the average selling price can be attributed to a larger proportion of the higher priced specialty and proprietary alloys sold combined with improved market prices. The increase in volume was due to improved sales of proprietary alloy round products to the domestic market along with the sales of specialty alloy flat products to domestic fabricators.

     Sales to the flue gas desulfurization industry decreased by 45.2% to approximately $2.3 million in the first nine months of fiscal 2001 from approximately $4.2 million for the same period a year earlier, due to 50.3% decrease in volume partially offset by an 8.4% increase in the average selling price per pound. The decrease in volume was due to fewer domestic retrofit projects. The increase in the average selling price was due to improved market prices.

     Sales to the oil and gas industry increased by 43.2% to approximately $5.3 million in the first nine months of fiscal 2001 from approximately $3.7 million for the same period a year earlier, due primarily to a 45.4% increase in the average selling price per pound. The increase in the average selling price was due to a combination of higher valued alloy product forms and increased market prices.

     Sales to other industries remained relatively flat at approximately $15.4 million for the first nine months of fiscal 2001 from approximately $15.3 million for the same period a year earlier due to a 12.0% increase in the average selling price per pound which was offset by a 10.1% decrease in volume. The increase in the average selling price was due to improved market prices.

     Cost of Sales. Cost of sales as a percent of net revenues increased to 80.0% for the first nine months of 2001 compared to 79.0% in the same period last year. The increase was due primarily to higher energy costs between the comparative periods.

     Selling and Administrative Expenses. Selling and administrative expenses increased by approximately $100,000 to approximately $17.7 million in the first nine moths of 2001 from approximately $17.6 million for the same period a year earlier, primarily as a result of increased sales and marketing expenses, partially offset by expenses related to the Company's compliance with the Department of Justice's investigation into the nickel alloy industry, that did not recur in the first nine months of 2001.

     Research and Technical Expenses. Research and technical expenses increased by approximately $200,000 in the first nine months of 2001 compared to the same period a year earlier, primarily as a result of an increase in salary and related benefits.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first nine months of 2001 of approximately $16.8 million, approximately $4.7 million of which was contributed by the Company's foreign subsidiaries. For the first nine months of 2000, operating income was approximately $14.6 million, of which approximately $3.9 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs increased approximately $1.2 million from approximately $500,000 in the first nine months of 2000 to approximately $1.7 million in the first nine months of 2001, primarily due to employee related benefits that did not occur in the same period a year earlier and lower foreign exchange income.

     Interest Expense. Interest expense increased approximately $1.0 million to approximately $17.7 million for the first nine months of 2001 from approximately $16.7 million for the same period a year earlier. Higher revolving credit balances partially offset by declining interest rates accounted for the increase.

     Income Taxes. The income tax benefit increased approximately $300,000 to approximately $700,000 for the first nine months of 2001 from approximately $400,000 for the same period a year earlier.

     Net Income (Loss). As a result of the above factors, the Company recognized a net loss for the first nine months of 2001 of approximately $1.8 million, compared to a net loss of approximately $1.5 million for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's near-term cash needs will be driven by working capital requirements, and planned capital expenditures. Capital expenditures were approximately $3.0 million in the first nine months of 2001, compared to capital expenditures of approximately $8.3 million for the first nine months of 2000. The remainder of planned 2001 expenditures is targeted for manufacturing improvements and environmental projects. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"), and capital lease obligations. The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Cash for the nine months of 2001 increased approximately $144,000, resulting in a June 30, 2001 cash balance of approximately $1.4 million. Cash in the first nine months of 2000 increased approximately $138,000, resulting in a cash balance of approximately $3.7 million at June 30, 2000. The Company's operating activities for the first nine months of 2001 provided approximately $4.5 million of cash compared to approximately $7.6 million used in the first nine months of 2000. Net cash used in financing activities for the first nine months of 2001 was approximately $1.5 million, compared to net cash provided by financing activities of approximately $16.1 million for the first nine months of 2000. The Company's investing activities for the first nine months of 2001 used approximately $2.8 million compared to approximately $7.6 million used in the first nine months of 2000.

     Total debt at June 30, 2001, was approximately $207.8 million compared to approximately $201.5 million at June 30, 2000, reflecting increased borrowing under the Fleet Revolving Credit Facility and capital lease financing.

     At June 30, 2001, approximately $63.1 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $60.0 million at June 30, 2000. In addition, as of June 30, 2001, approximately $586,000 in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $5.4 million at June 30, 2001, and a permanent fixed charge reserve, which is $2.0 million at June 30, 2001. The Company had available additional borrowing capacity of approximately $3.4 million on the Fleet Revolving Credit Facility at June 30, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2001, the Company's primary market risk exposure was foreign currency exchange rate and raw material price fluctuations.

     The foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates of less than six months.

     At June 30, 2001, the unrealized loss on these foreign currency exchange contracts was approximately $3,000.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        HAYNES INTERNATIONAL, INC.



                        /s/ Francis J. Petro
                        --------------------------------------------------------
                        Francis J. Petro
                        President and Chief Executive Officer



                        /s/ Joseph F. Barker
                        --------------------------------------------------------
                        J. F. Barker
                        Executive Vice President, Finance
                        Chief Financial Officer

Date: August 14, 2001

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