Form 10-K
period 2001-09-30
HAYNES INTERNATIONAL INC
filed 2001-12-27
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)


  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

  [   ]   Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

                        Commission File Number: 33-32617

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

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 21, 2001 was 100.

Documents Incorporated by Reference:  None

The Index to Exhibits begins on page 68.

                                TABLE OF CONTENTS

Part I
Item 1.   Business                                                             1
Item 2.   Properties                                                          11
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 12

Part II
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                         13
Item 6.   Selected Consolidated Financial Data                                14
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 17
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk          28
Item 8.   Financial Statements and Supplementary Data                         29
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 52

Part III
Item 10.  Directors & Executive Officers of the Registrant                    52
Item 11.  Executive Compensation                                              55
Item 12.  Security Ownership of Certain Beneficial Owners and Management      63
Item 13.  Certain Relationships and Related Transactions                      64

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     65

                                     Part I
Item 1.  Business

General

     The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines used for power generation, and waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 59% of the Company's net revenues in fiscal 2001. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

     High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry. The Company derived approximately 32% of its fiscal 2001 net revenues from products that are protected by United States patents and approximately 19% of its net revenues from sales of products that are not patented, but for which the Company has limited or no competition.

Products

     The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by such foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section. In fiscal 2001, HTA and CRA products accounted for approximately 71% and 29%, respectively, of the Company's net revenues.

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

     High Temperature Alloys The following table sets forth information with respect to certain of the Company's significant high temperature alloys:

Alloy and Year Introduced     End Markets and Applications (1)                    Features
-------------------------     --------------------------------                    --------

HAYNES HR-160 (1990) (2)      Waste incineration/CPI-boiler tube     Good resistance to sulfidation at
                              shields                                high temperatures

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

HAYNES 230 (1984) (2)         Aero/LBGT-ducting, combustors          Good combination of strength,
                                                                     stability, oxidation resistance
                                                                     and fabricability

HAYNES 214 (1981) (2)         Aero-honeycomb seals                   Good combination of oxidation
                                                                     resistance and fabricability
                                                                     among nickel-based alloys

HAYNES 188 (1968) (2)         Aero-burner cans, after-burner         High strength, oxidation resistant
                              components                             cobalt-based alloys

HAYNES 625 (1964)             Aero/CPI-ducting, tanks, vessels,      Good fabricability and general
                              weld overlays                          corrosion resistance

HAYNES 263 (1960)             Aero/LBGT-components for gas           Good ductility and high strength
                              turbine hot gas exhaust path           at temperatures up to 1600 F

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

     The higher volume HTA products, including HAYNES 625, HAYNES 718 and HASTELLOY X, are generally considered industry standards, especially in the manufacture of jet aircraft engines and LBGT. These products have been used in such applications since the 1950's and because of their widespread use have been most subject to competitive pricing pressures. In fiscal 2001, sales of these HTA products accounted for approximately 25% of the Company's net revenues.

     The Company also produces and sells cobalt-based alloys introduced over the last three decades, which are more highly specialized and less price competitive than nickel-based alloys. HAYNES 188 and HAYNES 25 are the most widely used of the Company's cobalt-based products and accounted for approximately 14% of the Company's net revenues in fiscal 2001. Three of the more recently introduced HTA products, HAYNES 242, HAYNES 230 and HAYNES 214, initially developed for the aerospace and LBGT markets, are still patent-protected and together accounted for approximately 9% of the Company's net revenues in fiscal 2001. These newer alloys are continuing to gain acceptance for applications in industrial heating and other secondary markets.

     HAYNES HR-160 and HAYNES HR-120 were introduced in fiscal 1990 and targeted for sale in waste incineration and industrial heat treating applications, respectively. HAYNES HR-160 is a higher priced cobalt-containing alloy designed for use when the need for long-term performance outweighs initial cost considerations. Potential applications for HAYNES HR-160 include use in key components in waste incinerators, chemical processing equipment, mineral processing kilns and fossil fuel energy plants. HAYNES HR-120 is a lower priced, iron-based alloy and is designed to replace competitive alloys not manufactured by the Company that may be slightly lower in price, but are also less effective. In addition, HAYNES HR-120 is specified for use in a number of land-based gas turbine applications. In fiscal 2001, these two alloys accounted for approximately 6% of the Company's net revenues.

     The Company also produces seamless titanium tubing for use as hydraulic lines in airframes and as bicycle frames. During fiscal 2001, sales of these products accounted for approximately 3% of the Company's net revenues.

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

HASTELLOY D-205 (1993) (2)    CPI-plate heat exchangers.             Corrosion resistance to hot
                                                                     sulfuric acid

ULTIMET (1990) (2)            CPI-pumps, valves                      Wear and corrosion resistant
                                                                     nickel-based alloy

HASTELLOY G-50 (1989)         Oil and gas-sour gas tubulars          Good resistance to down hole
                                                                     corrosive environments

HASTELLOY C-22 (1985) (2)     CPI/FGD-tanks, mixers, piping          Resistance to localized corrosion
                                                                     and pitting

HASTELLOY G-30 (1985)         CPI-tanks, mixers, piping              Lower cost alloy with good corrosion
                                                                     resistance in phosphoric acid

HASTELLOY B-2 (1974)          CPI-acetic acid                        Resistance to hydrochloric
                                                                     acid and other reducing acids

HASTELLOY C-4 (1973)          CPI-tanks, mixers, piping              Good thermal stability


HASTELLOY C-276 (1968)        CPI/FGD/oil and gas-tanks, mixers,     Broad resistance to many
                              piping                                 environments

(1)  "CPI" refers to the chemical processing industry; "FGD" refers to flue gas desulfurization industry.

(2)  Represents a patented  product or a product with respect to which the Company believes it has limited or no competition.

     During fiscal 2001, sales of the CRA alloys HASTELLOY C-276, HASTELLOY C-22 and HASTELLOY C-4 accounted for approximately 19% of the Company's net revenues. HASTELLOY C-276, introduced by the Company in 1968, is recognized as a standard for corrosion protection in the chemical processing industry and is also used extensively for FGD and oil and gas exploration and production applications. HASTELLOY C-22, a proprietary alloy of the Company, was introduced in 1985 as an improvement on HASTELLOY C-276 and is currently sold to the chemical processing and FGD markets for essentially the same applications as HASTELLOY C-276. HASTELLOY C-22 offers greater and more versatile corrosion resistance and therefore has gained market share at the expense of the non-proprietary
HASTELLOY C-276. HASTELLOY C-4 is specified in many chemical processing applications in Germany and is sold almost exclusively to that market.

     The Company also produces alloys for more specialized applications in the chemical processing industry and other industries. For example, HASTELLOY B-3 is an advanced alloy for use in the manufacture of equipment utilized in the production of acetic acid and ethyl benzine. Due to its greater case of fabrication, the Company expects HASTELLOY B-3 to eventually replace HASTELLOY B-2. HASTELLOY G-30 is used primarily in the production of super phosphoric acid and fluorinated aromatics. HASTELLOY G-50 has gained acceptance as a lower priced alternative to HASTELLOY C-276 for production of tubing for use in sour gas wells. These more specialized products accounted for approximately 5% of the Company's net revenues in fiscal 2001.

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

     The Company's latest Ni-Cr-Mo alloy, HASTELLOY C-2000, combines many of the corrosion resistant properties of existing Ni-Cr-Mo alloys, such as HASTELLOY C-22 and HASTELLOY C-276, making it the most versatile of those alloys. It can be used in both oxidizing and reducing environments and is used in the CPI and the FGD markets.

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

     Demand for the Company's products in this industry is based on the level of maintenance, repair and expansion of existing chemical processing facilities as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service centers and independent distributors is a competitive advantage in marketing its CRA products to this market. Sales of the Company's product is in the chemical processing industry tend to be more stable than the aerospace, FGD and oil and gas markets. Increased concerns regarding the reliability of chemical processing facilities, their potential environmental impact and safety hazards to their personnel have led to an increased demand for more sophisticated alloys, such as the Company's CRA products.

     Land-Based Gas Turbines. The LBGT industry continues to grow, with demand for the Company's products driven by the construction of power generation facilities as base lead for electric utilities or as backup sources for peaking duty. Demand for the Company's alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities provide a clean, low-cost alternative to fossil fuel-fired electric generating facilities. The demand for land-based gas turbines is also growing rapidly for use in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coast line. Further demand growth is generated in mechanical drive units used for oil and gas production and pipeline transportation.

     Flue Gas Desulfurization. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. In the United States, the Clean Air Act of 1990, as amended (the "Clean Air Act"), mandate a two-phase program aimed at significantly reducing sulfur dioxide (SO2) emissions from electric generating facilities powered by fossil fuels by 2000. Canada and its provinces set goals to reduce emissions of SO2 over the next several years. Phase I of the Clean Air Act program affected approximately 100 steam-generating plants representing 261 operating units fueled by fossil fuels, primarily coal. Of these 261 units, 25 units were retrofitted with FGD systems while the balance opted mostly for switching to low sulfur coal to achieve compliance. The market for FGD systems peaked in 1992 at approximately $1.1 billion, and then dropped sharply in 1993 to a level of approximately $174.0 million due to a curtailment of activity associated with Phase I. Phase II compliance began in 2000 and affects 785 generating plants with more than 2,100 operating units. Options available under the Clean Air Act to bring the targeted facilities into compliance with Phase II SO2 emissions requirements include fuel switching, clean coal technologies, purchase of SO2 allowances, closure of facilities and off-gas scrubbing utilizing FGD technology.

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

     The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, with direct sales coverage in the United States and Canada, three wholly-owned European subsidiaries and a wholly owned subsidiary in Singapore serving the Pacific Rim. Approximately 86% of the Company's net revenues in fiscal 2001 was generated by the Company's direct sales organization. The remaining 14% of the Company's fiscal 2001 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years

The following table sets forth the approximate percentage of the Company's fiscal 2001 net revenues generated through each of the Company's distribution channels.

                                                 DOMESTIC     FOREIGN     TOTAL
                                                 --------     -------     -----

Company sales office/service centers..........      59%         27%        86%
Independent distributors/sales agents.........       8%          6%        14%
                                                    --          --        ---

Total.........................................      67%         33%       100%
                                                    ==          ==        ===

     The top twenty customers not affiliated with the Company accounted for approximately 36% of the Company's net revenues in fiscal 2001. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2001.

     The Company's foreign and export sales were approximately $83.1 million, $86.7 million, and $90.5 million for fiscal 1999, 2000 and 2001, respectively. Additional information concerning foreign operations and export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

Manufacturing Process

     High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, tubular, billet, bar and wire forms, which represented 45%, 24%, 9%, 17%, 2% and 3%, respectively, of total volume sold in fiscal 2001 (after giving effect to the conversion of billet to bar by the Company's U.K. subsidiary).

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

Backlog

     As of September 30, 2001, the Company's backlog orders aggregated approximately $80.5 million, compared to approximately $63.2 million at September 30, 2000, and approximately $41.8 million at September 30, 1999. Substantially all orders in the backlog at September 30, 2001 are expected to be shipped within the twelve months beginning October 1, 2001. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.

                           THE COMPANY'S BACKLOG
                           AT FISCAL QUARTER END
                               (IN MILLIONS)

                   1997      1998      1999      2000     2001
                   ----      ----      ----      ----     ----
          1st     $63.8     $60.8     $45.7     $48.6    $67.4
          2nd     $65.4     $56.2     $46.8     $69.6    $75.6
          3rd     $55.5     $51.0     $44.5     $68.0    $70.5
          4th     $60.6     $40.2     $41.8     $63.2    $80.5

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

                             Year Ended
                            September 30,                 Average Price
                            -------------                 -------------
       1997.................................................   3.22
       1998.................................................   2.40
       1999.................................................   2.29
       2000.................................................   3.98
       2001.................................................   2.96


Research and Technical Development

     The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2001, the research and technical development staff consisted of 41 persons, 15 of whom have engineering or science degrees, including seven with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

     Research and technical development costs relate mainly to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to provide technical support to the commercial and manufacturing groups and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.7 million, $3.7 million and $3.9 million for research and technical development activities for fiscal 2001, 2000 and 1999, respectively.

     During fiscal 2001, exploratory alloy development projects were focused on new high temperature and corrosion-resistant alloy products for gas turbine, chemical process industry, and industrial heating service. Engineering projects include new manufacturing process development, specialized test data development and application support for large volume projects involving power generation and radioactive waste containment. The Company is continuing to develop an extensive database storage and retrieval system to better manage its corrosion, high temperature and mechanical property data.

     Over the last eleven years, the Company's technical programs have yielded nine new proprietary alloys and 15 United States patents, with one United States patent application pending. The Company currently maintains a total of about 31 United States patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. In fiscal 2001, approximately 32% of the Company's net revenues was derived from the sale of patented products and an additional approximately 38% was derived from the sale of products for which patents formerly held by the Company had expired. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Six of the alloys considered by management to be of future commercial significance, HAYNES 230, HASTELLOY C-22, HAYNES HR-120, HAYNES 242, ULTIMET and HAYNES C-2000, are protected by United States patents that continue until the years 2002, 2002, 2008, 2008 and 2009 and 2018, respectively.

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

Employees

     As of September 30, 2001, the Company had approximately 1,053 employees. All eligible hourly employees at the Kokomo plant and Lebanon Service Center are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on June 11, 1999, and which expires on June 11, 2002. As of September 30, 2001, 520 employees of the Kokomo and Lebanon facilities were covered by the collective bargaining agreement. The Company has not experienced a strike at the Kokomo plant since 1967. None of the employees of the Company's Arcadia, Louisiana or Openshaw, England plants are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

Environmental Matters

     The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.3 million for fiscal 2001 and are expected to be approximately $1.6 million for fiscal year 2002. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, record keeping requirements relating to, and handling of, polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Additions and improvements may be required at the Kokomo, Indiana Wastewater Treatment Facility based on proposed restrictions of the local sewer use ordinance. Therefore, the Company has budgeted approximately $0.4 million to be spent on water treatment facilities over the next two years.

     On July 13, 2000, the Indiana Department of Environmental Management ("IDEM") issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company has violated various conditions of its Title V air emissions permit. The Company is attempting to resolve these issues with IDEM. Although the Company does not believe this or any similar regulatory or enforcement action will have a material impact on its operations, there can be no assurance that additional violations will not be alleged or will not result in the assessment of penalties in the future. As of September 30, 2001, capital expenditures of approximately $1.1 million have been made for air pollution control improvements with another $1.7 million budgeted for 2002.

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

     On July 13, 2000, the Indiana Department of Environmental Management ("IDEM") issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company has violated various conditions of its Title V air emissions permit. The Company is attempting to resolve these issues with IDEM.

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

     As of September 30, 2001, there was one holder of the common stock of the Company.

     There have been no cash dividends declared on the common stock for the three fiscal years ended September 30, 2001, 2000 and 1999.

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

Item 6.  Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (In thousands, except ratio data)

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1997, 1998, 1999, 2000 and 2001 are derived from the audited consolidated financial statements of the Company.

     These selected financial data are not covered by the auditors' report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                                              Year Ended September 30,
                                                        --------------------------------------------------------------------
                                                           1997          1998           1999           2000           2001
                                                        --------------------------------------------------------------------
  STATEMENT OF OPERATIONS DATA:
  Net revenues                                          $ 235,760     $ 246,944      $ 208,986      $ 229,528      $ 251,714
  Cost of sales                                           180,504       191,849        164,349        186,574        196,790
  Selling and administrative expenses                      18,311        18,166         25,183(1)      23,401(1)      26,205
  Recapitalization expense                                  8,694(2)                       ---            ---            ---
  Research and technical expenses                           3,814         3,939          3,883          3,752          3,710
  Operating income                                         24,437        32,990         15,571         15,801         25,009
  Other cost, net                                             276           952            725            321          1,049
  Terminated acquisition costs                                ---         6,199(3)         388(3)         ---            ---
  Interest expense, net                                    20,456        21,066         20,213         22,457         23,066

  Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle                                                36,315(4)      2,456            564         (4,809)           281

  Cumulative effect of change in accounting
  principle (net of tax benefit)                              ---          (450)(5)        ---            640(6)         ---
                                                        ---------     ---------      ---------      ---------      ---------
  Net income (loss)                                     $  36,315     $   2,006      $     564      $  (4,169)     $     281
                                                        =========     =========      =========      =========      =========


                                                                                     September 30,
                                                        --------------------------------------------------------------------
                                                           1997          1998           1999           2000           2001
                                                        --------------------------------------------------------------------
  BALANCE SHEET DATA:
  Working capital (7)                                   $  57,063     $  66,974      $  56,622      $  41,229      $  48,135
  Property, plant and equipment, net                       32,551        29,627         32,572         42,299         41,557
  Total assets                                            216,319       207,263        221,237        243,365        242,445
  Total debt                                              184,213       175,877        183,879        209,438        206,262
  Accrued post-retirement benefits                         96,201        96,483         97,662         99,281        102,209
  Stockholder's equity (Capital deficiency)               (94,435)      (90,938)       (90,052)       (98,167)       (97,326)


                                                                                     September 30,
                                                        --------------------------------------------------------------------
                                                           1997          1998           1999           2000           2001
                                                        --------------------------------------------------------------------
  OTHER FINANCIAL DATA:
  Depreciation and amortization (8)                     $   8,197     $   8,148      $   5,388      $   3,822      $   8,435
  Capital expenditures                                      8,863         5,919          8,102          9,087          4,181
  EBITDA (9)                                               41,302        40,186         25,446         22,192         32,550
  Ratio of EBITDA to interest expense                       2.02x         1.91x          1.26x           .99x          1.41x
  Ratio of earnings before fixed charges to fixed           1.17x         1.22x            ---            ---          1.04x
  charges (10)
  Net cash provided by (used in) operating activities   $  (6,596)    $  14,584      $    (509)     $ (12,462)     $   6,433
  Net cash used in investment                              (8,830)       (5,750)        (7,951)        (8,688)        (4,181)
  activities...............................
  Net cash provided by (used in) financing              $  14,185     $  (8,562)     $   8,570      $  19,412      $  (3,410)
  activities...............................

(1) During fiscal 1999 and 2000, the Company recorded approximately $3,462 and $748, respectively, in connection with a Federal Grand Jury investigation of the nickel alloy industry. These costs have been accounted for as selling and administrative expenses and charged against income during the period. Also during 1999, the Company recorded approximately $1,750 in connection with the resignation of the Company's former Chief Executive Officer, and the appointment of the Company's new Chief Executive Officer. Those costs were accounted for as selling and administrative expenses and charged against income in the period.

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

(3) Terminated acquisition costs of approximately $6,199 and $388 were recorded in fiscal 1998 and 1999, respectively, in connection with the abandoned attempt to acquire Inco Alloys International by Holdings. Also, during fiscal 2000 an additional $161 of terminated acquisition costs were accounted for as selling and administrative expenses. These costs previously had been deferred.

(4) The Company recorded profit before tax of $3,705 and net income of $36,315. During the third quarter of fiscal 1997, the Company reversed its deferred income tax valuation allowance of approximately $36,431.

(5) On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a consensus ruling which requires that certain business process reengineering and information technology transformation costs be expensed as incurred. The EITF also consented that if such costs were previously capitalized, then any remaining unamortized portion of those identifiable costs should be written off and reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. Accordingly, the Company recorded the cumulative effect of this accounting change, net of tax, of $450, resulting from a pre-tax write-off of $750 related to reengineering charges involved in the implementation of an information technology project.

(6) On January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The $640 cumulative effect of the change on prior years (after a reduction of $426 for income taxes) is included in income in fiscal 2000.

(7) Reflects the excess of current assets over current liabilities as set forth in the Consolidated Financial Statements.

(8) Reflects (a) depreciation and amortization as presented in the Company's Consolidated Statement of Cash Flows and set forth in Note (9) below, plus or minus (b) other non-cash charges, including the amortization of prepaid pension costs (which is included in the change in other asset category) and the amortization of postretirement benefit costs, minus amortization of debt issuance costs, all as set forth in Note (9) below.

(9) Represents for the relevant period net income plus expenses recognized for interest, taxes, depreciation, amortization and other non-cash charges, (i) plus recapitalization costs outlined in Note (2), and $250 of failed acquisition costs for fiscal 1997, (ii) plus terminated acquisition costs outlined in Note (3), and $450 of business process reengineering costs outlined in Note (5) for fiscal 1998, (iii) plus the Grand Jury investigation costs and executive transition costs discussed in Note (1) for fiscal 1999 and 2000, and terminated acquisition costs outlined in Note
     (3) for fiscal 1999, (iv) plus $640 of actuarial gains and losses outlined in Note 6 for fiscal 2000 and (v) plus other non-recurring charges of $701 accounted for as cost of sales. In addition to net interest expense as listed in the table, the following charges are added to net income (loss) to calculate EBITDA:

                                                 1997          1998          1999        2000         2001
                                                 ----          ----          ----        ----         ----
  Provision for (benefit from) income taxes    $ (32,610)    $  2,317     $ (6,319)    $(2,168)    $    613
  Depreciation                                     7,477        8,029        5,145       3,860        4,922
  Amortization:
      Debt issuance costs                          1,144        1,247        1,246       1,152        1,308
      Prepaid pension costs (benefit)                333         (163)        (938)     (5,443)      (3,339)
                                               ---------     --------     --------     -------     --------
                                                 (23,656)      11,430         (866)     (2,599)       3,504
  SFAS 106 postretirement benefits                   387          282        1,181       5,405        6,852
  Amortization of debt issuance costs             (1,144)      (1,247)      (1,246)     (1,152)      (1,308)
                                               ---------     --------     --------     -------     --------
      Total                                    $ (24,413)    $ 10,465     $   (931)    $ 1,654     $  9,048
                                               =========     ========     ========     =======     ========

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

Company Background

     The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 71% and 29%, respectively, of the Company's net revenues in fiscal 2001. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms, and also produces its alloys in round and tubular forms. In fiscal 2001, flat products accounted for 63% of shipments and 65% of net revenues.

     The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries, a wholly-owned subsidiary in Singapore, and sales agents who supplement the Company's direct sales efforts in the Pacific Rim. Approximately 86% of the Company's net revenues in fiscal 2001 was generated by the Company's direct sales organization. The remaining 14% of the Company's fiscal 2001 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

     The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 2001, sales to customers outside the United States accounted for approximately 33% of the Company's net revenues.

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

     In fiscal 2001, proprietary products represented approximately 33% of the Company's net revenues. In addition to these patent-protected alloys, several other alloys manufactured by the Company have little or no direct competition because they are difficult to produce and require relatively small production runs to satisfy demand. In fiscal 2001, these other alloys represented approximately 19% of the Company's net revenues.

     Order to shipment lead times can be a competitive factor as well as an indication of the strength of the demand for high temperature alloys. The Company's current average lead times from order to shipment are approximately 20 to 30 weeks.

Overview of Markets

     A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table:

                                          1997                1998                1999               2000                2001
                                              % OF                % OF                % OF               % OF                % OF
                                    AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL    AMOUNT    TOTAL     AMOUNT    TOTAL
                                    ------    -----     ------    -----     ------    -----    ------    -----     ------    -----

SALES (DOLLARS IN MILLIONS)
Aerospace                          $ 111.2     47.2%   $ 111.9     45.3%   $  87.3     41.8%   $ 94.3     41.1%   $ 103.4     41.1%
Chemical processing                   69.3     29.4       79.7     32.3       71.0     34.0      62.3     27.1       67.8     26.9
Land-based gas turbines               17.2      7.4       17.5      7.1       24.1     11.5      35.1     15.3       47.4     18.8
Flue gas desulfurization               6.7      2.7        8.4      3.4        4.1      2.0       5.3      2.3        3.8      1.5
Oil and gas                            7.8      3.3        5.9      2.4        1.2       .6       7.4      3.2        6.5      2.6
Other markets                         20.1      8.5       19.8      8.0       16.4      7.8      22.7      9.9       22.0      8.8
                                   -------    -----    -------    -----    -------    -----    ------    -----    -------    -----
Total product                        232.3     98.5      243.2     98.5      204.1     97.7     227.1     98.9      250.9     99.7
Other revenue (1)                      3.5      1.5        3.7      1.5        4.9      2.3       2.4      1.1         .8       .3
                                   -------    -----    -------    -----    -------    -----    ------    -----    -------    -----
Net revenues                       $ 235.8    100.0%   $ 246.9    100.0%   $ 209.0    100.0%   $229.5    100.0%   $ 251.7    100.0%
                                   =======    =====    =======    =====    =======    =====    ======    =====    =======    =====
  U.S.                             $ 154.3             $ 146.5             $ 125.9             $142.8             $ 161.2
  Foreign                          $  81.5             $ 100.4             $  83.1             $ 86.7             $  90.5

SHIPMENTS BY MARKET
(MILLIONS OF POUNDS)
Aerospace                              8.3     45.9%       7.6     41.1%       6.2     36.7%      7.6     38.0%       7.6     38.2%
Chemical processing                    5.7     31.9        6.7     36.2        6.8     40.2       5.8     29.0        5.6     28.1
Land-based gas turbines                1.4      8.1        1.6      8.7        2.3     13.6       3.7     18.5        4.6     23.1
Flue gas desulfurization               0.7      3.8        1.1      5.9         .5      3.0        .6      3.0         .4      2.0
Oil and gas                            0.7      3.8        0.5      2.7         .1       .6        .8      4.0         .5      2.5
Other markets                          1.2      6.5        1.0      5.4        1.0      5.9       1.5      7.5        1.2      6.1
                                   -------    -----    -------    -----    -------    -----    ------    -----    -------    -----
  Total Shipments                     18.0    100.0%      18.5    100.0%      16.9      100%     20.0    100.0%      19.9    100.0%
                                   =======    =====    =======    =====    =======    =====    ======    =====    =======    =====

AVERAGE SELLING PRICE
PER POUND
Aerospace                          $ 13.40              $14.72             $ 14.08             $12.41             $ 13.61
Chemical processing                  12.16               11.90               10.44              10.74               12.11
Land-based gas turbines              12.29               10.94               10.48               9.49               10.30
Flue gas desulfurization              9.57                7.64                8.20               8.83                9.50
Oil and gas                          11.14               11.80               12.00               9.25               13.00
Other markets                        16.75               19.80               16.40              15.13               18.33
  All markets                      $ 12.91             $ 13.15             $ 12.08             $11.36             $ 12.65

--------------------

(1)  Includes toll conversion and royalty income.

     Fluctuations in net revenues and volume from fiscal 1997 through fiscal 2001 are a direct result of significant changes in each of the Company's major markets.

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

     Sales to the aerospace market in fiscal 1999 declined as the commercial aircraft production by the major manufacturers reached its peak while projecting fewer deliveries in the future. This condition reduced direct demand and caused the supply chain to consume excess inventory. However, the Company experienced renewed growth in fiscal 2000 due to a significant change in aerospace demand caused by a change in the commercial aircraft forecast. This renewed demand has extended through fiscal 2001 with a two-year growth of 18.8% from fiscal 1999, however, current indications are forecasting a declining level of business over the next several years.

     A consistent stream of Haynes product requirements from the maintenance and repair of installed engines adds to the OEM demand.

     Chemical Processing. Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company's products is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities in niche markets within the overall industry. In fiscal 2001, shipments of the Company's products to the chemical processing industry increased from those in fiscal 2000. A basic lack of capital projects continues to limit the available opportunities compared to industry capacity growth in fiscal 1998-1999. The basic elements are still present that drive the increased use of the Company's products, but the high level of mergers, spin-offs, and divestment of facilities combined to push out many major projects. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher throughput should support demand for more sophisticated alloys, such as the Company's CRA products.

     Current indicators are forecasting reduced project business for the chemical processing industry in fiscal 2002. The Company expects demand for its products in the chemical processing industry will soften in fiscal 2002. The Company's key proprietary CRA products, including HASTELLOY(R) C-2000(R), which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22(R), are expected to contribute to the Company's activity in this market, although there can be no assurance that this will be the case.

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

     The Company's revenue from sales to the land-based gas turbine industry have nearly tripled in the past five years. The Company believes the demand for Haynes products based on industry projections should continue to increase over the next several years, although there can be no assurance that this will be the case.

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

     For Phase II, more than 2,000 operating units will be affected. While many utilities are still finalizing their plans to comply with the more stringent Phase II requirements, this market sector is now showing signs of expansion. The Company in fiscal 2001 was successful in securing an improved share of small project business in North America.

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

     Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2001 include waste incineration, industrial heat treating, automotive, medical and instrumentation. The automotive and industrial heat treating markets are highly cyclical and very competitive. However, continual growth opportunities exist in the automotive market due to new safety, engine controls, and emission systems technologies. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company's products. Waste incineration presents opportunities for the Company's alloys as landfill space is diminishing and government concerns over pollution, chemical weapon stockpiles, and chemical and nuclear waste handling are increasing. Many of the Company's lower volume proprietary alloys are experiencing growing demand in these other markets. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company's products.

Results of Operations

     The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

                                                       Year Ended September 30,
                                                      --------------------------
                                                       1999       2000      2001
                                                       ----       ----      ----

Net revenues                                          100.0%     100.0%    100.0%
Cost of sales                                          78.6       81.3      78.2
Selling and administrative expenses                    12.1       10.2      10.4
Research and technical expenses                         1.9        1.6       1.5
                                                      -----      -----     -----
Operating income                                        7.4        6.9       9.9
Other cost, net                                         0.3        0.1        .4
Terminated acquisition costs                            0.2(1)     ---       ---
Interest expense                                        9.7        9.9       9.2
Interest income                                        (0.1)      (0.1)      ---
                                                      -----      -----     -----
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of a change
  in accounting principle                              (2.7)      (3.0)       .3
Provision for (benefit from) income taxes              (3.0)      (0.9)       .2
Cumulative effect of a change in accounting
  principle, net of tax benefit                         ---        0.3(2)    ---
                                                      -----      -----     -----
Net income (loss)                                        .3%      (1.8)%      .1%

-----------------------------

(1) Terminated acquisition costs of approximately $6.2 million and $388,000 were recorded in fiscal 1998 and 1999, respectively, in connection with the abandoned attempt to acquire Inco Alloys International by Holdings. These costs previously had been deferred.

(2) On January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The $640,000 cumulative effect of the change on prior years (after a reduction of $426,000 for income taxes) is included in income in fiscal 2000.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

     Net Revenues. Net revenues increased approximately $22.2 million to approximately $251.7 million in fiscal 2001 from approximately $229.5 million in fiscal 2000. The average selling price increased 11.4% to $12.65 per pound in fiscal 2001 from $11.36 per pound in fiscal 2000. Volume remained steady at 19.9 million pounds sold in fiscal 2001 compared to 20.0 million pounds sold in fiscal 2000.

     Sales to the aerospace industry in fiscal 2001 increased by 9.7% to approximately $103.4 million in fiscal 2001 from approximately $94.3 million for fiscal 2000, due primarily to a 9.7% increase in the average selling price per pound. The increase in the average selling price is due to generally improved market prices, and a larger proportion of the higher priced specialty alloys compared to the lower priced nickel base alloys.

     Sales to the chemical processing industry increased by 8.8% to approximately $67.8 million in fiscal 2001 from approximately $62.3 million in fiscal 2000, due to a 12.8% increase in the average selling price per pound which was partially offset by a 3.4% decrease in volume. The improved average selling price is the result of a greater proportion of higher valued proprietary alloy flat and tubular products sales as compared to lower priced plate product sales for large projects combined with generally improved market prices. The decrease in volume can be attributed to the lack of large projects in the industry.

     Sales to the land-based gas turbine industry increased by 35.0% to approximately $47.4 million in fiscal 2001 from approximately $35.1 million in fiscal 2000, due to a 24.3% increase in volume combined with a 8.5% increase in the average selling price per pound. The increase in volume can be attributed to improved global shipments of proprietary alloy round products as well as nickel-base alloy and specialty alloy flat products to fabricators in support of the growing demand at the gas turbine manufacturers. The increase in the average selling price can be attributed to the larger proportion of the higher priced specialty and proprietary alloys combined with improved market prices.

     Sales to the flue gas desulfurization industry deceased by 28.3% to approximately $3.8 million in fiscal 2001 from approximately $5.3 million in fiscal 2000, due to a 33.3% decrease in volume which was partially offset by a 7.6% increase in the average selling price per pound. The decrease in volume can be attributed to fewer domestic retrofit projects and a lack of any major European or export projects. The increase in the average selling price is a result of improved market price conditions partially offset by lower volume pricing for retrofit projects.

     Sales to the oil and gas industry decreased by 12.2% to approximately $6.5 million in fiscal 2001 from approximately $7.4 million in fiscal 2000, due to a 37.5% decrease in volume which was partially offset by a 40.5% increase in the average selling price per pound. The decrease in volume can be attributed to a combination of less project business of tubular products which was offset by improved round product sales. The increase in the average selling price reflects a larger proportion of sales of the higher priced nickel base alloy tubular products for major project activity and increased market prices.

     Sales to other industries decreased by 3.1% to approximately $22.0 million in fiscal 2001 from approximately $22.7 million in fiscal 2000, due to an 20.0% decrease in volume which was offset by a 21.2% increase in the average selling price per pound. The increase in the average selling price can be attributed to generally improved market prices and a larger proportion of the higher priced specialty alloys for specialty markets compared to the higher volume, lower priced nickel base alloys for industrial markets.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 78.2% in fiscal 2001 compared to 81.3% in fiscal 2000. The lower cost of sales percentage in fiscal 2001 was due to both an increase in the average selling price and to lower raw material costs partially offset by higher energy costs.

     Selling and Administrative Expenses. Selling and administrative expenses increased approximately $2.8 million to approximately $26.2 million in fiscal 2001 from approximately $23.4 million in fiscal 2000, primarily as a result of higher salary expense related to bonuses, deferred compensation charges and selling and marketing expenses relating to the Company's foreign subsidiaries.

     Research and Technical Expenses. Research and technical expenses remained relatively flat when comparing fiscal 2001 with fiscal 2000.

     Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 2001 of approximately $25.0 million, approximately $5.1 million of which was contributed by the Company's foreign subsidiaries. For fiscal 2000, operating income was approximately $15.8 million, of which approximately $5.6 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs, net, increased approximately $700,000 to $1.0 million in fiscal 2001 from approximately $300,000 in fiscal 2000, primarily as a result foreign exchange losses and expenses relating to the Company's foreign subsidiaries.

     Interest Expense. Interest expense increased approximately $600,000 to $23.2 million in fiscal 2001 from approximately $22.6 million in fiscal 2000, due to a higher average debt balance for 2001 compared to 2000 partially offset by lower interest rates.

     Income Taxes. The income taxes changed by $2.8 million to a provision of approximately $600,000 for fiscal 2001 from a benefit of approximately $2.2 million in fiscal 2000, due to the change in the Company's results from a net loss to net income position.

      Net Income. As a result of the above factors, the Company recognized net income of approximately $300,000 in fiscal 2001 compared to a net loss in fiscal 2000 of approximately $4.2 million.

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

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $1.8 million to approximately $23.4 million for fiscal
2000 from approximately $25.2 million in fiscal 1999 primarily as a result of higher administrative costs and data processing costs during 2000, which partially offset the reduction of expenses associated with the DOJ investigation and the change in executive management of the Company.

     Research and Technical Expenses. Research and technical expenses decreased approximately $100,000 from approximately $3.9 million in fiscal 1999 to approximately $3.8 million in fiscal 2000 as a result of reduced operating costs and outside research donations.

     Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 2000 of approximately $15.8 million, approximately $5.6 million of which was contributed by the Company's foreign subsidiaries. For fiscal 1999, operating income was approximately $15.6 million, of which approximately $4.1 million was contributed by the Company's foreign subsidiaries.

     Other. Other cost, net, decreased approximately $247,000, from approximately $725,000 in fiscal 1999, to approximately $321,000 for fiscal 2000, primarily as a result of increased foreign exchange gains and the dissolution of a joint venture, which had resulted in losses in the prior year.

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

Liquidity and Capital Resources

     The Company's near-term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $4.2 million in fiscal 2001. Capital expenditures were approximately $8.1 million and $9.1 million for fiscal 1999 and 2000, respectively. The largest capital item for fiscal 2001 was $1.1 million for the Company's fugitive emissions controls. Planned fiscal 2002 capital spending is targeted for the Company's annealing capabilities for the Arcadia tubular facility, and environmental projects. The Company does not expect such capital expenditures will have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

     Net cash provided by operating activities in fiscal 2001 was approximately $6.4 million, as compared to net cash used in operating activities of approximately $12.5 million for fiscal 2000. The cash provided by operating activities for fiscal 2001 was primarily the result of an increase of approximately $1.6 million in accounts and notes receivable, an increase of approximately $1.1 million in income taxes payable, a decrease of approximately $2.9 million for accrued post retirement benefits, non-cash depreciation and amortization expenses of approximately $6.2 million, and other adjustments. Cash used for investing activities decreased from approximately $8.7 million in fiscal 2000 to approximately $4.2 million in fiscal 2001, due to the decrease in capital expenditures. Cash used in financing activities for fiscal 2001 was approximately $3.4 million, primarily due to net reductions in borrowings under the Revolving Credit Facility. Cash for fiscal 2001 decreased approximately $1.1 million, resulting in a September 30, 2001 cash balance of approximately $171,000. Cash for fiscal 2000 decreased approximately $2.3 million, resulting in a September 30, 2000 cash balance of approximately $1.3 million.

     On November 22, 1999, the Company refinanced the Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Fleet Revolving Credit Facility's term is three years and the maximum amount available under the Revolving Line of Credit is $72.0 million. The terms and conditions of the Fleet Revolving Credit Facility are similar to the prior facility. The Company also has $140.0 million of 11 5/8% Senior Notes due 2004 ("Senior Notes"). See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility in place at September 30, 2001.

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

     The Company is currently conducting groundwater monitoring and post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the EPA. If the EPA were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a PRP at one waste disposal site. Based on current information, the Company believes that its involvement at this site will not have a material adverse effect on the Company's financial condition, results of operations or liquidity although there can be no assurance with respect thereto. Expenses related to environmental compliance were $1.3 million for fiscal 2001 and are expected to be approximately $1.6 million for fiscal 2002. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Environmental Matters."

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

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of these standards will have no effect on the Company's results of operations or financial position.

     SFAS No. 143 "Accounting for Asset Retirement Obligation" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were issued during fiscal year 2001. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and addresses recognition and measurement of impairment losses on long-lived assets. The Company has not yet determined the impact that adopting SFAS No. 143 and No. 144 will have on its results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Prior to September 30, 1998, the Company had commodity price risk with respect to nickel forward contracts, but closed out all existing contracts at September 30, 1998, due to the low sustained levels of nickel prices at that time. The nickel contracts closed were settled in fiscal 1999 at a loss of approximately $68,000. If the Company decides to hedge its nickel price exposure in the future, Board of Directors approval will be obtained prior to entering into any contracts.

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

     At September 30, 2001, the Company had no foreign currency exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors
Haynes International, Inc.
Kokomo, Indiana

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. (a wholly owned subsidiary of Haynes Holdings, Inc.) and subsidiaries, as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 1 to the financial statements, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits effective January 1, 2000.

                                                /s/ Deloitte & Touche LLP

November 2, 2001
Indianapolis, Indiana


                               HAYNES INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands, except share amounts)


                                                        September 30,    September 30,
                                                             2000             2001
                                                        -------------    ------------
 ASSETS
Current assets:
 Cash and cash equivalents                                $   1,285       $     171
  Accounts and notes receivable, less allowance for
    doubtful accounts of $638 and $721, respectively         46,131          47,978
  Inventories                                                97,307          98,150
  Refundable income taxes                                       ---             150
  Deferred income taxes                                         ---             899
                                                          ---------       ---------
    Total current assets                                    144,723         147,348
                                                          ---------       ---------
Property, plant and equipment, net                           42,299          41,557
Deferred income taxes                                        44,424          42,994
Prepayments and deferred charges, net                        11,919          10,546
    Total assets                                          $ 243,365       $ 242,445
                                                          =========       =========


LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                   $  31,408       $  31,300
  Accrued postretirement benefits                             4,400           4,400
  Revolving credit facility                                  63,974          61,206
  Notes payable                                               2,307           2,307
  Income taxes payable                                        1,096             ---
  Deferred income taxes                                         309             ---
                                                          ---------       ---------
    Total current liabilities                               103,494          99,213
                                                          ---------       ---------
Long-term debt, net of unamortized discount                 143,157         142,749
Accrued postretirement benefits                              94,881          97,809
                                                          ---------       ---------
    Total liabilities                                       341,532         339,771
                                                          ---------       ---------

Capital deficiency:
  Common stock, $.01 par value (100 shares
    authorized, issued and outstanding)
  Additional paid-in capital                                 51,275          51,306
  Accumulated deficit                                      (146,605)       (146,324)
  Accumulated other comprehensive loss                       (2,837)         (2,308)
                                                          ---------       ---------
    Total capital deficiency                                (98,167)        (97,326)
                                                          ---------       ---------
    Total liabilities and capital deficiency              $ 243,365       $ 242,445
                                                          =========       =========

The accompanying notes are an integral part of these financial statements.



                                        HAYNES INTERNATIONAL, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (dollars in thousands)


                                                           Year Ended       Year Ended       Year Ended
                                                          September 30,    September 30,    September 30,
                                                               1999            2000             2001
                                                          ------------     ------------     ------------

Net revenues                                              $  208,986       $  229,528       $  251,714
Cost of sales                                                164,349          186,574          196,790
Selling and administrative                                    25,183           23,401           26,205
Research and technical                                         3,883            3,752            3,710
                                                          ----------       ----------       ----------
Operating income                                              15,571           15,801           25,009
Other costs, net                                                 725                             1,049
Terminated acquisition costs                                     388              ---              ---
Interest expense                                              20,348           22,646           23,165
Interest income                                                 (135)            (189)             (99)
                                                          ----------       ----------       ----------
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of a
  change in accounting principle                              (5,755)          (6,977)             894
Provision for (benefit from) income taxes                     (6,319)          (2,168)             613
                                                          ----------       ----------       ----------
Income (loss) before cumulative effect of a
  change in accounting principle                                 564           (4,809)             281
Cumulative effect of a change in accounting
  principle, net of tax                                          ---              640              ---
                                                          ----------       ----------       ----------
Net income (loss)                                         $      564       $   (4,169)      $      281
                                                          ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                        HAYNES INTERNATIONAL, INC.

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (dollars in thousands)



                                                           Year Ended       Year Ended       Year Ended
                                                          September 30,    September 30,    September 30,
                                                               1999            2000             2001
                                                          ------------     ------------     ------------

Net income (loss)                                         $      564       $   (4,169)      $      281

Other comprehensive income (loss),
  net of tax:

  Minimum pension adjustment                                     ---              ---             (221)
  Foreign currency translation adjustment                     (1,766)          (4,046)             750
                                                          ----------       ----------       ----------

Other comprehensive income (loss)                             (1,766)          (4,046)             529
                                                          ----------       ----------       ----------

  Comprehensive income (loss)                             $   (1,202)      $   (8,215)      $      810
                                                          ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                        HAYNES INTERNATIONAL, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)


                                                           Year Ended       Year Ended       Year Ended
                                                          September 30,    September 30,    September 30,
                                                               1999            2000             2001
                                                          ------------     ------------     ------------

Cash flows from operating activities:
  Net income (loss)                                       $      564       $   (4,169)      $      281
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Cumulative effect of a change in accounting
      principle                                                  ---           (1,066)             ---
    Depreciation                                               5,145            3,860            4,922
    Amortization                                               1,246            1,152            1,308
    Deferred income taxes                                     (7,217)          (1,390)             117
    Gain on disposition of property and equipment               (138)            (383)             ---
  Change in assets and liabilities:
    Accounts and notes receivable                              5,348           (6,830)          (1,629)
    Inventories                                               (9,676)          (7,299)            (744)
    Prepayments and deferred charges                          (1,206)          (2,489)             457
    Accounts payable and accrued expenses                      5,744            3,832             (108)
    Income taxes payable                                      (1,553)             701           (1,099)
    Accrued postretirement benefits                            1,234            1,619            2,928
                                                          ----------       ----------       ----------
    Net cash provided by (used in) operating
      activities                                                (509)         (12,462)           6,433
                                                          ----------       ----------       ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                  (8,102)          (9,087)          (4,181)
  Proceeds from disposals of property, plant,
    and equipment                                                151              399              ---
    Net cash used in investing activities                     (7,951)          (8,688)          (4,181)
                                                          ----------       ----------       ----------
Cash flows from financing activities:
  Net additions (reductions) of revolving credit               8,778           19,923           (2,768)
  Payment of long-term debt                                     (208)            (611)            (673)
  Capital contribution from proceeds from                        ---              100               31
  exercise of stock options
    Net cash provided by (used in) financing
    activities                                                 8,570           19,412           (3,410)
                                                          ----------       ----------       ----------
Effect of exchange rates on cash                                (254)            (553)              44
Increase (decrease) in cash and cash equivalents                (144)          (2,291)          (1,114)
                                                          ----------       ----------       ----------
Cash and cash equivalents:
  Beginning of year                                            3,720            3,576            1,285
                                                          ----------       ----------       ----------
  End of year                                             $    3,576       $    1,285       $      171
                                                          ==========       ==========       ==========
Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
  Interest                                                $   19,102       $   20,292       $   22,040
                                                          ==========       ==========       ==========
  Income taxes                                            $    2,336       $   (1,124)      $    1,761
                                                          ==========       ==========       ==========

Supplemental disclosures of non-cash investing activities:

  During 2000, the Company financed capital expenditures totaling $4,515 through capital leases.

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001
                             (dollars in thousands)


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

E.   Long-Lived Assets

     The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. As of September 30, 2000 and 2001, management considered the Company's intangible and other long-lived assets to be fully recoverable.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001
                             (dollars in thousands)

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

H.   Deferred Charges

     Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 2000 and 2001 was $2,799 and $3,763, respectively.

I.   Financial Instruments and Concentrations of Risk

     The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2000 and 2001, the Company had no foreign currency exchange contracts outstanding.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", in fiscal year 2001. The adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or financial position.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2001, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits.

     During 2000 and 2001, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral and credit losses have been within management's expectations. The Company does not believe it is significantly vulnerable to the risk of a near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


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

K.   Change in Accounting Principle

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

M.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of these standards will have no effect on the Company's results of operations or financial position.

     SFAS No. 143 "Accounting for Asset Retirement Obligation" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were issued during fiscal year 2001. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and addresses recognition and measurement of impairment losses on long-lived assets. The Company has not yet determined the impact that adopting SFAS No. 143 and No. 144 will have on its results of operations or financial position.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Note 2: INVENTORIES

The following is a summary of the major classes of inventories:

                                            September 30,     September 30,
                                                2000              2001
                                            -------------     -------------
Raw materials                                $  9,745           $  5,971
Work-in-process                                46,505             44,510
Finished goods                                 33,584             36,845
Other                                             914                959
Amount necessary to increase certain
 net inventories to the LIFO method             6,559              9,865
                                             --------           --------
                                             $ 97,307           $ 98,150
                                             ========           ========

Inventories valued using the LIFO method comprise 84% and 75% of consolidated inventories at September 30, 2000 and 2001, respectively. Management believes that the sale of inventories in the ordinary course of business will result in a normal profit margin.


Note 3: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the major classes of property, plant, and equipment:

                                            September 30,     September 30,
                                                2000              2001
                                            -------------     -------------
Land and land improvements                   $  2,877           $  3,018
Buildings                                       8,619              9,137
Machinery and equipment                       106,075            108,600
Construction in process                           947              1,998
                                             --------           --------
                                              118,518            122,753
Less accumulated depreciation                 (76,219)           (81,196)
                                             --------           --------
                                             $ 42,299           $ 41,557
                                             ========           ========

During fiscal 2000, the Company purchased $4,515 of assets under capital leases, which is included as machinery and equipment above. The corresponding accumulated depreciation on assets purchased under capital leases is $59 and $355 at September 30, 2000 and 2001, respectively.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Note 4: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of the major classes of accounts payable and accrued expenses:

                                            September 30,     September 30,
                                                2000              2001
                                            -------------     -------------
Accounts payable, trade                      $ 21,114           $ 17,055
Employee compensation                           2,366              4,051
Taxes, other than income taxes                  2,403              2,749
Interest                                        1,858              1,672
Other                                           3,667              5,773
                                             --------           --------
                                             $ 31,408           $ 31,300
                                             ========           ========

                                  HAYNES INTERNATIONAL, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001



Note 5: INCOME TAXES

     The  components  of income (loss)  before  provision for (benefit  from) income taxes and cumulative effect of a change in accounting principle consist of the following:

                                             Year Ended        Year Ended        Year Ended
                                            September 30,     September 30,     September 30,
                                                1999               2000              2001
                                            -------------     -------------     -------------
Income (loss) before provision for
(benefit from) income taxes and cumulative
effect of a change in accounting principle
  U.S.                                       $ (9,880)          $(12,901)        $  (3,804)
  Foreign                                       4,125              5,924             4,698
                                             --------           --------         ---------
    Total                                    $ (5,755)          $ (6,977)              894
                                             ========           ========         =========
Income tax provision (benefit):
  Current:
  U.S. Federal                               $     19           $ (2,200)        $     517
  Foreign                                         869              1,760               302
  State                                            10               (338)             (323)
                                             --------           --------         ---------
    Current total                                 898               (778)              496
                                             --------           --------         ---------
  Deferred:
    U. S. Federal                              (6,384)            (1,428)             (507)
    Foreign                                       199               (117)              224
    State                                      (1,032)               155               400
                                             --------           --------         ---------
      Deferred total                           (7,217)            (1,390)              117
                                             --------           --------         ---------
Total provision for (benefit from)
  income taxes                               $ (6,319)          $ (2,168)        $     613
                                             ========           ========         =========

                                  HAYNES INTERNATIONAL, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                      THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


The provision  for (benefit  from) income taxes  applicable  to results of  operations  before cumulative effect of a change in accounting principle differed from the U.S. federal statutory rate as follows:

                                             Year Ended        Year Ended        Year Ended
                                            September 30,     September 30,     September 30,
                                                1999               2000              2001
                                            -------------     -------------     -------------

Statutory federal tax rate                         34%                34%               34%
Tax provision (benefit) at the
  statutory rate                             $ (1,957)          $ (2,372)        $     304
Foreign tax rate differentials                   (334)              (373)             (244)
Withholding tax on undistributed
  earnings of foreign subsidiary                  113                 93                82
Provision for state taxes, net
  of federal taxes                                                  (335)               51
U.S. tax on distributed and
  undistributed earnings of
  foreign subsidiary                              895                733               686
Reversal of U.S. tax on
  undistributed earnings of
  foreign subsidiaries                         (5,025)               ---               ---
Other                                             (11)                86              (266)
                                             --------           --------         ---------
Provision (benefit) at effective tax rate    $ (6,319)          $ (2,168)        $     613
                                             ========           ========         =========


                                  HAYNES INTERNATIONAL, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                      THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Deferred income tax assets (liabilities) are comprised of the following:

                                                              September 30,    September 30,
                                                                  2000             2001
                                                              -------------    -------------
Current deferred income tax assets (liabilities):
  Inventories                                                   $  1,253         $   1,821
  Postretirement benefits other than pensions                      1,659             1,659
  Subsidiary loan                                                    804               972
  Accrued expenses and other                                       1,807             2,191
                                                                --------         ---------
    Gross current deferred tax asset                               5,523             6,643
                                                                --------         ---------

  Inventory purchase accounting adjustment                        (5,744)           (5,744)
  Mark to market reserve                                             (88)
                                                                --------         ---------
  Gross current deferred tax liability                            (5,832)           (5,744)
                                                                --------         ---------
    Total net current deferred tax asset (liability)                (309)              899
                                                                --------         ---------

Noncurrent deferred income tax assets (liabilities):
  Property, plant and equipment, net                              (2,217)           (2,380)
  Prepaid pension costs                                           (2,897)           (2,637)
  Other foreign related                                             (851)             (965)
  Other                                                              ---            (1,330)
  Undistributed earnings of foreign subsidiaries                  (2,344)           (3,030)
                                                                --------         ---------
    Gross noncurrent deferred tax liability                       (8,309)          (10,342)
                                                                --------         ---------

  Postretirement benefits other than pensions                     36,841            37,936
  Accrued expenses and other                                       1,238             1,098
  Net operating loss carryforwards                                14,120            13,534
  Alternative minimum tax credit carryforwards                       534               738
                                                                --------         ---------
    Gross noncurrent deferred tax asset                           52,733            53,336
                                                                --------         ---------
    Total net noncurrent deferred tax asset                       44,424            42,994
                                                                --------         ---------
      Total                                                     $ 44,115         $  43,893
                                                                ========         =========

     As of September 30, 2001, the Company had net operating loss  carryforwards  for regular tax purposes of approximately $35,728 (expiring in fiscal years 2007 to 2020).


                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Note 6:  DEBT

Long-term debt consists of the following:

                                                              September 30,    September 30,
                                                                  2000             2001
                                                              -------------    -------------
Revolving Credit Facility, due November 22, 2002                $  63,974        $  61,206
                                                                =========        =========

Senior Notes, 11.625%, due in 2004, net of $1,611 and $1,267,   $ 138,389        $ 138,733
respectively, unamortized discount (effective rate of 12.0%)
5 Year Mortgage Note, 4.50%, due in 2003 (Swiss Subsidiary)         1,159            1,234
Capital Leases                                                      4,349            3,601
Other                                                               1,567            1,488
                                                                ---------        ---------
                                                                  145,464          145,056
Less amounts due within one year                                    2,307            2,307
                                                                ---------        ---------
                                                                $ 143,157        $ 142,749

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

     The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.50% and London Interbank Offered Rates ("LIBOR") plus 2.50%. At September 30, 2001, the effective interest rates for revolving credit loans were 6.125% for $55,000 of the Revolving Credit Facility, and 6.5% for the remaining $6,206. At September 30, 2000, the effective interest rates for revolving credit loans were 9.125% for $60,000 of the Revolving Credit Facility, and 10.00% for the remaining $3,974. As of September 30, 2001, $585 in letter of credit reimbursement obligations have been incurred by the Company. The availability for revolving credit loans at September 30, 2001 was $8,852.

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

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Senior Notes Due 2004

     The Senior Notes are uncollateralized obligations of the Company and are effectively subordinated in right of payment to obligations under the Revolving Credit Facility. Interest is payable semi-annually on March 1 and September 1.

     The notes are redeemable, in whole or in part, at the Company's option at any time on or after September 1, 2001, at redemption prices ranging from 102.906% to 100% plus accrued interest to the date of redemption. The Senior Notes limit the incurrence of additional indebtedness, restricted payments, mergers, consolidations and asset sales.

     The estimated fair value, based upon an independent market quotation, of the Company's Senior Notes was approximately $105,000 and $77,000 at September 30, 2000 and 2001, respectively.

Other

     In addition to the aforementioned debt, the Company's UK affiliate (Haynes International, Ltd.) has an overdraft banking facility with Midland Bank that provides for availability of 100 Pounds Sterling $(147) collateralized by the assets of the affiliate. This overdraft banking facility was available in its entirety on September 30, 2001, as a means of financing the activities of the affiliate including payments to the Company for intercompany purchases. The Company's French affiliate (Haynes International, SARL) has an overdraft banking facility of 15,000 French Francs $(2,084) and utilized 10,715 French Francs $(1,488) of the facility as of September 30, 2001. The Company's Swiss affiliate (Nickel-Contor AG) has an overdraft banking facility of 3,500 Swiss Francs $(2,159) all of which was available on September 30, 2001.

Maturities of long-term debt (excluding capital leases) are as follows at September 30, 2001:

                2002             $  1,488
                2003                1,234
                2004              140,000
                2005                    0
                                 --------
                                 $142,722
                                 ========


                                                   HAYNES INTERNATIONAL, INC.

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                                       THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Note 7: CAPITAL DEFICIENCY

The following is a summary of changes in stockholder's equity (capital deficiency):

                                                                                                  Accumulated
                                                                  Additional                         Other            Total
                                             No. of      At         Paid in     (Accumulated     Comprehensive       Capital
                                             Shares      Par        Capital       Deficit)       Income (Loss)      Deficiency
                                             ------      ---      ----------    ------------     -------------      ----------

Balance at
October 1, 1998                                 100        0      $   49,087    $ (143,000)         $  2,975        $  (90,938)
Year ended
September 30, 1999:
  Net income                                    ---      ---             ---           564               ---               564
  Reclassification of redeemable
    common stock                                                       2,088                                             2,088
  Other comprehensive (loss)                    ---      ---             ---           ---            (1,766)           (1,766)
                                               ----     ----      ----------    ----------          --------        ----------
Balance at
September 30, 1999                              100        0          51,175      (142,436)            1,209           (90,052)
Year ended
September 30, 2000:
  Net loss                                      ---      ---             ---        (4,169)              ---            (4,169)
  Capital contribution from
    parent company on exercise of
    stock options                               ---      ---             100           ---               ---               100
  Other comprehensive (loss)                    ---      ---             ---           ---            (4,046)           (4,046)
                                               ----     ----      ----------    ----------          --------        ----------
Balance at
September 30, 2000                              100        0          51,275      (146,605)           (2,837)          (98,167)
Year Ended
September 30, 2001:
  Net Income                                    ---      ---             ---           281               ---               281
  Capital contributions from
    parent company on exercise of
    stock options                               ---      ---              31           ---               ---                31
  Other comprehensive income                    ---      ---             ---           ---               529               529
                                               ----     ----      ----------    ----------          --------        ----------
Balance at
September 30, 2001                              100        0      $   51,306    $ (146,324)         $ (2,308)       $  (97,326)
                                               ====      ===      ==========    ==========          ========        ==========


                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


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

     During fiscal 2001 and 2000, the Company established a 401(h) account in the pension plan to pay medical benefits for retirees and beneficiaries who are participants in Haynes International, Inc.'s Postretirement Medical Plan.

     The status of employee pension benefit plans and other postretirement benefit plans at September 30 are summarized below:

                                                              Pension Benefits                Other Benefits
                                                            2000            2001           2000             2001
                                                            ----            ----           ----             ----

Change in Benefit Obligation:
  Projected benefit obligation at beginning of year       $109,871        $110,872      $  67,578        $  79,138
  Service cost                                               2,324           2,475          1,729            2,205
  Interest cost                                              8,021           8,256          5,729            6,712
  (Gains)/losses                                            (1,867)          6,675          8,508           11,227
    Employee Contributions                                     118             113            ---              ---
  Benefits paid                                             (7,595)         (8,394)        (4,406)          (4,640)
                                                          --------        --------      ---------        ---------
  Projected benefit obligation at end of year             $110,872        $119,997      $  79,138        $  94,642
                                                          ========        ========      =========        =========

Change in Plan Assets:
  Fair value of plan assets at beginning of year          $154,584        $155,730            ---              ---
  Actual return on assets                                   12,346         (19,181)     $      20              ---
  Transfer of assets to 401(h) account                      (4,000)         (4,000)           ---              ---
  Employer contributions                                       277             272          4,386        $   4,640
    Employee contributions                                     118             113            ---              ---
  Benefits paid                                             (7,595)         (8,394)        (4,406)          (4,640)
                                                          --------        --------      ---------        ---------
  Fair value of plan assets at end of year                $155,730        $124,540            ---              ---
                                                          ========        ========      =========        =========
Funded Status of Plan:
  Funded status                                           $ 44,858        $  4,543      $ (79,138)       $ (94,642)
  Unrecognized actuarial gain                              (43,658)         (3,667)       (10,314)           1,033
  Unrecognized prior service cost                            6,135           5,578         (9,616)          (8,230)
                                                          --------        --------      ---------        ---------
  Net amount recognized                                   $  7,335        $  6,454      $ (99,068)       $(101,839)
                                                          ========        ========      =========        =========


                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Amounts recognized in the balance sheet are as follows:

                                 Pension Benefits                Other Benefits
                               2000            2001           2000             2001
                               ----            ----           ----             ----

  Prepaid pension benefit    $  7,335        $  6,675            ---              ---
  Accrued liability               ---        $   (221)     $ (99,068)       $(101,839)
                             --------        --------      ---------        ---------
  Net amount recognized      $  7,335        $  6,454      $ (99,068)       $(101,839)
                             ========        ========      =========        =========

     The projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligation in excess of plan assets were $6,626, and $5,071, respectively, as of September 30, 2001.

     The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of post retirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis. Operations were charged approximately $5,147, $5,792 and $7,490 for these benefits during fiscal 1999, 2000 and 2001, respectively.

     Net periodic pension cost (benefit) on a consolidated basis was $(265), $(5,219) and $(3,141) for the years ended September 30, 1999, 2000 and 2001, respectively.

     The   components   of  net  periodic   pension  cost   (income)  and  other
postretirement benefit cost for the years ended September 30, were as follows:

                                                     Pension Benefits                   Other Benefits
                                                     ----------------                   --------------
                                               1999        2000       2001       1999        2000       2001
                                               ----        ----       ----       ----        ----       ----
Service cost                               $  2,579    $  2,324   $  2,475     $ 1,861    $ 1,729    $ 2,205
Interest cost                                 7,116       8,021      8,256       4,738      5,729      6,712
Expected return on assets                   (10,892)    (11,908)   (11,750)        ---        ---       (120)
Amortization of unrecognized net gain           ---      (3,147)    (2,679)        ---       (280)       ---
Amortization of unrecognized prior
  service cost                                  259         557        557      (1,452)    (1,386)    (1,386)
                                           --------    --------   --------     -------    -------    -------
Net periodic cost (income) prior to
  cumulative effect adjustment             $   (938)   $ (4,153)  $ (3,141)    $ 5,147    $ 5,792    $ 7,411
                                           ========    ========   ========     =======    =======    =======
Cumulative effect adjustment                    ---      (1,066)       ---         ---        ---        ---
                                           --------    --------   --------     -------    -------    -------
Net periodic cost (income) after
  cumulative effect adjustment                  ---    $ (5,219)       ---         ---        ---        ---
                                           ========    ========   ========     =======    =======    =======

                           HAYNES INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001

     An 8.5% annual rate of increase for ages under 65 and an 10.0% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 2001, gradually decreasing for both age groups to 5.00% by the year 2010. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in fiscal 2001:

                                           1-Percentage       1-Percentage
                                          Point Increase     Point Decrease
                                          --------------     --------------
Effect on total of service and
  interest cost components                    $ 1,616          $ (1,259)
Effect on accumulated postretirement
  benefit obligation                          $13,653          $(10,922)

     Assumptions used to develop the net periodic pension cost (income) and other postretirement benefit cost and to value pension obligations as of September 30 were as follows:

                                                1999       2000      2001
                                                ----       ----      ----

Discount rate                                   7.75%      7.75%     7.25%
Expected return on plan assets                  9.00%      9.00%     9.00%
Weighted average rate of increase in
  future compensation levels                    4.50%      4.50%     4.25%


     The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions for these plans for the three years in the period ended September 30, 2001. The Company sponsors a defined contribution plan for substantially all U.S.
employees. The Company contributes an amount equal to 50% of an employees contribution to the Plan up to a maximum contribution of 3% of the employees' salary. Expenses associated with this plan for the year ended September 30, 2001 totaled $562.

Note 9: COMMITMENTS

     The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,107, $2,356 and $2,699 for the years ended September 30, 1999, 2000 and 2001, respectively. Rent expense includes income from sub-lease rentals totaling $106, $141, and $126 for the years ended September 30, 1999, 2000, and 2001, respectively. The Company also leases certain machinery and equipment under capital leases, which expire in 2005. Future minimum rental commitments under non-cancelable operating leases and future minimum lease payments under capital leases in effect at September 30, 2001, are as follows:

                                      Operating           Capital
                                      ---------           -------
       2002                             $2,275             $1,142
       2003                              1,741              1,142
       2004                                970              1,142
       2005                                499                932
       2006 and thereafter                 138                  0
                                        ------             ------
                                        $5,623             $4,358
       Imputed interest necessary
       to reduce the net minimum
       lease payment to present value                         757
                                        $5,623             $3,601
                                        ------             ------

     Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $618 due in the future.

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001

Note 10: OTHER

     Other costs, net, consists of net foreign currency transaction (gains) and losses in the amounts of $(310), $(353) and $491 for the years ended September 30, 1999, 2000 and 2001, respectively, and miscellaneous costs.

     A Federal Grand Jury has concluded its investigation into possible violations of federal anti-trust laws in the nickel alloy industry. The Company, along with other companies in this industry, responded to the Government's request and has been cleared of further investigation, with no liability being incurred by the Company. The Company engaged outside legal counsel to represent its interest in the investigation. Certain costs incurred by the Company in connection with the investigation have been accounted for as selling and administrative and charged against income in the period. For the year ended September 30, 2000, these costs were approximately $748.

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


Note 11: RELATED PARTY

     On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). As part of the Recapitalization, Blackstone agreed to provide financial support and assistance to the Company. The Company has agreed to pay Blackstone an annual monitoring fee of $500, plus any applicable out-of-pocket expenses, not to exceed $2,500 in the aggregate, which is included in selling and administrative expenses, of which $1,962 is included in other accrued expenses at September 30, 2001. Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carryforwards will be limited in the future.

Note 12: TERMINATED ACQUISITION COSTS

     On March 3, 1998, the Company announced that Holdings and Blackstone had abandoned their attempt to acquire Inco Alloys International, a 100% owned business unit of Inco Limited. Approximately $388 of deferred acquisition costs was charged to operations for the year ended September 30, 1999.

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

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


     Due to modifications to management's stock option agreements, redeemable common stock of $2,088 was converted to additional paid in capital during 1999.

Pertinent information covering the Plan is as follows:

                                                                                                          Weighted
                                         Number                           Fiscal                           Average
                                           of          Option Price       Year of          Shares         Exercise
                                         Shares         Per Share       Expiration      Exercisable        Prices
                                         ------         ---------       ----------      -----------        ------

Outstanding at October 1, 1998           594,632      $  2.50-10.15     1999 - 2008       574,926          $4.01

  Granted                                    ---
  Exercised                              (40,000)              2.50                                        $2.50
  Canceled                               (44,000)       2.50 - 8.00                                        $3.00
                                       ---------
Outstanding at September 30, 1999        510,632      $ 2.50 -10.15     2000 - 2008       495,853          $4.22

  Granted                                    ---
  Exercised                                  ---
  Canceled                                (2,000)              8.00                                        $8.00
                                       ---------
Outstanding at September 30, 2000        508,632      $ 2.50- 10.15     2001 - 2008       498,779          $4.20

  Granted                                536,500               2.00                                        $2.00
  Exercised                                 (200)              2.00                                        $2.00
  Canceled                               (25,300)       2.00 - 8.00                                        $6.98
                                       ---------
Outstanding at September 30, 2001      1,019,632      $  2.00-10.15     2002 - 2010       589,106          $3.62

Options Outstanding at
September 30, 2001 consist of:           102,000      $        8.00                       102,000
                                         361,000      $        2.50                       361,000
                                          24,632      $       10.15                        19,706
                                         532,000      $        2.00                       106,400
                                       ---------                                          -------
                                       1,019,632                                          589,106
                                       =========                                          =======

     The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the existing stock option plan under the provisions of this pronouncement as the Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, the effect on net income would have been a reduction of $21. The pro forma adjustment was calculated using the minimum value method to value all stock options granted since October 1, 1995, using the following assumptions:

                                        1999          2000        2001
                                        ----          ----        ----
       Risk free interest rate           5.88%        5.92%       3.87%
       Expected life of options        5 years      5 years     5 years

                           HAYNES INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001



Note 14: SEGMENT REPORTING

     The Company operates in one business segment: the design, manufacture and distribution of technologically advanced, high performance metal alloys for use in the aerospace and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                Year Ended       Year Ended        Year Ended
                               September 30,    September 30,     September 30,
                                   1999             2000              2001
                               -------------    -------------     -------------

Sales
   United States                 $ 129,494        $143,892          $161,231
   Europe                           69,727          72,820            73,989
   Other                             9,765          12,816            16,494
                                 ---------        --------          --------
   Net revenues                  $ 208,986        $229,528          $251,714
                                 =========        ========          ========

Long-lived assets
   United States                 $  29,057        $ 38,157           $37,374
   Europe                            3,515           4,142             4,183
                                 ---------        --------           -------
Total long-lived assets          $  32,572        $ 42,299           $41,557
                                 =========        ========           =======

HAYNES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001


Note 15: QUARTERLY DATA (Unaudited)

         The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended September 31, 2001, and 2000:

                                                                         2001
                                                 -------------------------------------------------
                                                    Q1             Q2             Q3          Q4
                                                    --             --             --          --
Net Sales                                        $61,078       $63,848        $61,700      $65,088
Gross Profit                                      11,496        11,879         13,941       17,608
Net Income (Loss)                                 (1,315)       (1,080)           588        2,088


                                                                         2000
                                                 -------------------------------------------------
                                                    Q1             Q2             Q3          Q4
                                                    --             --             --          --
Net Sales                                        $48,027       $57,585        $60,659      $63,257
Gross Profit                                       8,094        12,936         13,375        8,549
Income (loss) before cumulative effect
  of a change in accounting principle             (3,908)          725            132       (1,758)
Cumulative effect of a change in
  accounting principle, net of tax                   640           ---            ---          ---
Net Income (Loss)                                 (3,268)          725            132       (1,758)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors & Executive Officers of the Registrant

     The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 2001. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

 NAME                          AGE         POSITION WITH THE COMPANY
 ----                          ---         -------------------------

Francis J. Petro.............   61   President and Chief Executive Officer;
                                       Director
John H. Tundermann...........   61   Executive Vice President; Director
Joseph F. Barker.............   54   Executive Vice President,  Finance;
                                       Chief Financial Officer &
                                       Treasurer; Director
Michael F. Rothman...........   55   Vice President, Engineering & Technology
Charles J. Sponaugle.........   53   Vice President, Business Planning
August A. Cijan..............   46   Vice President, Operations
Stanton D. Kirk..............   47   Vice President, International
Marcel Martin................   51   Controller, Chief Accounting Officer
Robert I. Hanson.............   58   General Manager, Arcadia Tubular Products
James A. Laird...............   49   Vice President, Marketing
Jean C. Neel.................   42   Vice President, Corporate Affairs and
                                       Secretary
Gregory M. Spalding..........   45   Vice President, Sales
Richard C. Lappin............   55   Director, Chairman of the Board, Member
                                      Compensation Committee
Chinh E. Chu.................   35   Director, Member Audit Committee
Marshall A. Cohen............   66   Director, Member Compensation Committee
Eric Ruttenberg..............   45   Director, Member Audit Committee

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

     Mr. Martin was elected Controller and Chief Accounting Officer of the Company in October 2001. Prior to rejoining the Company, Mr. Martin was Vice President of Finance and Chief Financial Officer of Duferco Farrell Corporation. Mr. Martin served in various financial positions at Haynes International, Inc. from 1986 to 1996 and was Controller and Chief Accounting Officer at the time of his departure.

     Mr. Hanson was named General Manager, Arcadia Tubular Products Facility in November 1994. He previously served the Company and its predecessors in various technical, production and engineering capacities since October 1987.

     Mr. Laird was elected Vice President, Marketing of the Company in July 2000 after having served in various sales and marketing positions since 1983.

     Ms. Neel was elected Vice President, Corporate Affairs for the Company in April 2000, after having served as Director, Human Resources since joining the Company in July 1999.

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

     Mr. Chu is currently a Senior Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining The Blackstone Group L.P., Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers, Inc. from 1988 to 1990. He currently serves on the Boards of Directors of Haynes International, Inc., Prime Succession and Rose Hills Company.

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

Item 11. Executive Compensation

     The following table sets forth certain information concerning the compensation paid by the Company to all individuals serving as its Chief
Executive Officer during the last completed fiscal year and each of the Company's four other most highly compensated Executive Officers, who served as executive officers as of September 30, 2001.


                                            SUMMARY COMPENSATION TABLE


                                               Annual Compensation (1)                  Long-Term Compensation
                                               -----------------------                  ----------------------
                                                                      Other
                                                                      Annual          Restricted           Option
        Name and           Fiscal        Salary        Bonus       Compensation      Stock Awards          Awards
   Principal Position       Year           $             $              $ (2)              #                 #
   ------------------      ------        ------        -----       ------------      ------------          ------

    Francis J. Petro        2001        $430,000      $99,000         $197,089          150,000           100,000
   President and Chief      2000         389,997          ---           36,938              ---               ---
    Executive Officer       1999         257,144      180,000           22,439              ---               ---

    Joseph F. Barker        2001        $202,500      $48,263         $ 63,434              ---            10,000
  Exec. Vice President      2000         195,000          ---            1,466              ---               ---
   Finance; Treasurer       1999         178,200       30,000              ---              ---               ---

   John H. Tundermann       2001        $196,250      $45,788         $170,803              ---            45,000
  Exec. Vice President      2000         181,250          ---           49,158              ---               ---
                            1999          93,007       80,000            8,711              ---               ---


     August A. Cijan        2001        $164,550      $14,738         $ 17,614              ---               ---
     Vice President,        2000         157,200          ---              591              ---               ---
       Operations           1999         157,200       12,600              776              ---               ---

  Charles J. Sponaugle      2001        $154,000      $28,875         $ 28,861              ---               ---
Vice President, Business    2000         154,000          ---            1,810              ---               ---
        Planning            1999         154,000       12,000              691              ---               ---

--------------------------

(1)  Additional  compensation  in the form of perquisites was paid to certain of the named officers in the periods presented; however, the amount of such compensation was less than the level required for reporting.

(2)  Premium payments to the group term life insurance plan,  gainsharing  payments and relocation  reimbursements which were made by the Company, 401(K) match, deferred compensation match and split dollar life premiums.

Stock Option Plans

     In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the "Existing Stock Option Plan'). The Existing Stock Option Plan (as amended) authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 1,415,880 shares of Holdings' Common Stock. As of September 30, 2001, options to purchase 1,019,632 shares were outstanding under the Existing Stock Option Plan. Forty-one thousand and three (41,003) options are available to grant.

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

     Subject to earlier exercise upon death, disability or normal retirement, upon a change of control (as defined in the Existing Stock Option Plan) of Holdings, upon the determination of the Compensation Committee in its discretion, or upon the sale of all or substantially all of the assets of the Company, options granted under the Existing Stock Option Plan (other than the Rollover Options and options granted to existing Management Holders (as defined in the Existing Stock Option Plan) that are immediately exercisable) become exercisable on the third anniversary thereof unless otherwise provided by the Compensation Committee and terminate on the earlier of (i)three months after the optionee ceases to be employed by the Company or any of its subsidiaries or (ii) ten years and two days after the date of grant; or (iii) at a longer time as may be determined by the Board of Directors. Options granted pursuant to the Existing Stock Option Plan may not be assigned or transferred by an optionee other than by last will and testament or by the laws of descent and distribution, and any attempted transfer of such options may result in termination thereof.

     On October 1, 2000, options to purchase a total of 515,500 shares of Holdings were granted to certain key management personnel with an exercise price of $2.00 per share. Options to purchase another 21,000 shares of Holdings with an exercise price of $2.00 per share were granted to certain other management personnel during the balance of fiscal 2001.

     The following tables set forth certain information with respect to stock options held by the persons named in the Summary Compensation Table. The persons named in the Summary Compensation Table that were granted options during fiscal 2001 were Joseph F. Barker, John H. Tundermann and Francis J. Petro. None of the individuals exercised any options in fiscal 2001.

     The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers to whom options were granted during fiscal 2001.

                                        Option Grants in Last Fiscal Year

                                                                                       Potential Realizable
                            Number of      % of Total                                    Value at Assumed
                            Securities      Options                                    Annual Rates of Stock
                            Underlying     Granted to    Exercise                       Price Appreciation
                             Options       Employees       Price        Expiration        for Option Term
                             Granted        in Year      ($/share)         Date            5%         10%
                             -------        -------      ---------         ----           ---         --
Francis J. Petro             100,000         18.6%         $2.00        9/30/2010      $110,000     $272,000
President & Chief
Executive Officer

Joseph F. Barker              10,000          1.8%         $2.00        9/30/2010      $ 11,000     $ 27,200
Executive V.P.,
Finance; Treasurer

John H. Tundermann            45,000          8.4%         $2.00        9/30/2010      $ 49,500     $122,400
Exec. Vice President

                               Stock Option Exercises and Fiscal Year End Holdings


                                            Number Of Securities                        Value of Unexercised
                                           Underlying Unexercised                       In-The-Money Options
                                         Options at Fiscal Year End                     at Fiscal Year End(1)
                                         --------------------------                     --------------------
Name                                  Exercisable        Unexercisable           Exercisable       Unexercisable
----                                  -----------        -------------           -----------       -------------

Joseph F. Barker                         42,000              8,000                    $0                  $0
August A. Cijan                          40,000               None                     0                   0
John H. Tundermann                        9,000             36,000                     0                   0
Charles J. Sponaugle                     33,000               None                     0                   0
Francis J. Petro                         20,000             80,000                     0                   0

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

     The Severance Agreements now provide for an initial term expiring June 30, 2001, subject to one-year automatic extensions (unless terminated by the Company or the Eligible Employee 60 days prior to July 1 of any year). The Severance Agreements automatically terminate upon termination of the Eligible Employee's employment prior to a Change in Control of the Company, as defined in the Severance Agreements (a "Severance Change in Control"), unless the termination of employment occurs as a result of action of the Company other than for Cause (as defined in the Severance Agreements) within 90 days of a Severance Change in Control. A Severance Change in Control occurs upon a change in ownership of 50.0% or more of the combined voting power of the outstanding securities of the Company or upon the merger, consolidation, sale of all on substantially all of the assets or liquidation of the Company.

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

     The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 2001 on or after 10/1/2001. The maximum annual salary permitted for 2001 under
Section 401(a)17 of the Code is $170,000. The maximum annual benefit permitted for 2001 under Section 415(b) of the Code is $140,000.

AVERAGE ANNUAL
 REMUNERATION                                YEARS OF SERVICE
--------------                               ----------------

                             15          20         25          30          35
                             --          --         --          --          --
$100,000................  $24,359     $32,479    $40,599     $48,718     $56,838
$150,000................   37,934      50,579     63,224      75,868      88,513
$200,000................   41,735      55,647     69,559      83,470      97,382
$250,000................   41,735      55,647     69,559      83,470      97,382
$300,000................   41,735      55,647     69,559      83,470      97,382
$350,000................   41,735      55,647     69,559      83,470      97,382
$400,000................   41,735      55,647     69,559      83,470      97,382
$450,000................   41,735      55,647     69,559      83,470      97,382

     The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 2001 are as follows:

                                          CREDITED
                                          SERVICE
                                          -------

        Francis J.
        Petro..............................   2

        Joseph F.
        Barker.............................  21

        John H.
        Tundermann.........................   2

        August A.
        Cijan..............................   8

        Charles J.
        Sponaugle..........................  21

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

     The board of directors has sole discretion to determine the amount, if any, to be contributed by the Company as discretionary Profit Sharing. No Company contributions were made to the Profit Sharing Plan for the fiscal years ended September 30, 1999, 2000 and 2001. The Profit Sharing Plan is qualified under
Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plan.

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

Incentive Plan

     In fiscal 1997, the Company adopted a management incentive plan pursuant to which senior managers and managers in the level below senior managers will be paid a bonus based on actual EBITDA compared to budgeted EBITDA. The Company paid approximately $326,500, $0 and $513,000 to eligible domestic employees in fiscal 1999, 2000 and 2001, respectively.

Haynes International, Ltd. Plan

     In fiscal 1995, the Company's affiliate Haynes International, Ltd. instituted a gainsharing plan. In 1999 and 2000 no gainsharing incentive payments were made, however, in fiscal 2001 Haynes International, Ltd. made incentive payments similar to the domestic incentive plan of approximately $73,000.

Director Compensation

     The directors of the Company receive no compensation for their services as such. The non-management members of the board of directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the board of directors. On June 1, 1998, a total of 24,632 shares of Holdings shares were issued to Marshall A. Cohen, Director, for consulting services, along with an option to purchase another 24,632 shares of Holdings at an exercise price of $10.15 per share.

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

     The Company's executive compensation program has been designed to implement the objectives described above and is comprised of the following fundamental three elements:

     o a base salary that is determined by individual contributions and sustained performance within an established competitive salary range. Pay for performance recognizes the achievement of financial goals and accomplishment of corporate and functional objectives of the Company.

     o an annual cash bonus, based upon corporate and individual performance during the fiscal year.

     o grants of stock options, also based upon corporate and individual performance during the fiscal year, which focus executives on managing the Company from the perspective of an owner with an equity position in the business.

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

     Compensation levels for fiscal 2001 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 2001.

     Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. Bonus awards for fiscal 1999 and 2001 reflected the accomplishment of corporate and functional objectives in fiscal 1999 and 2001.

     Stock Option Grants. Stock options under the Existing Option Plan are granted to key executives and officers based upon individual and corporate performance and are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. On October 1, 2000, a total of 515,500 options were granted to key management personnel with an exercise price of $2.00 per share. An additional 19,000 options with an exercise price of $2.00 per share were granted during Fiscal 2001 to certain other key management employees.

                     SUBMITTED BY THE COMPENSATION COMMITTEE

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is owned by Haynes Holdings, Inc. The only stockholders of record at September 30, 2001, known to be owning more than five percent of Holding's outstanding Common Stock were:
Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; and Blackstone Family Investment Partnership II L.P. (Collectively, "The Blackstone Partnerships"), all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

     The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the directors who hold shares and each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 2001. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Messrs. Barker, Cijan, Petro, Tundermann and Sponaugle is 1020 Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013.

                                                Shares Beneficially Owned (1)
                                                -----------------------------
   Name                                        Number                  Percent
   ----                                        ------                  -------
The Blackstone Partnerships                    5,323,799                73.0
Joseph F. Barker                                  42,000  (1)            (2)
August A. Cijan                                   40,000  (1)            (2)
Marshall A. Cohen                                 44,338  (1)            (2)
Francis J. Petro                                  70,000  (1)            (2)
John H. Tundermann                                 9,000  (1)            (2)
Charles J. Sponaugle                              38,000  (1)            (2)
All directors and executive officers
  of the Company as a group                      359,138  (1)            4.9

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

Item 13. Certain Relationships and Related Transactions

     The Company is required to pay a monitoring fee to Blackstone Management Partners L.P. in the amount of $500,000 annually on each anniversary of the recapitalization date with the aggregate amount not to exceed $2.5 million. On June 1, 1998, a total of 24,632 shares of Holdings shares were issued to Marshall A. Cohen, Director, for consulting services, along with an option to purchase another 24,632 shares of Holdings at an exercise price of $10.15 per share.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report.

       1. Financial Statements:

          Included as outlined in Item 8 of Part II of this report.

          Report of Independent Auditors.

          Consolidated Balance Sheets as of September 30, 2000 and September 30, 2001.

          Consolidated Statements of Operations for the Years Ended September 30, 1999, 2000 and 2001.

          Consolidated Statements of Comprehensive Income for the Years Ended September 30, 1999, 2000 and 2001.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 2000 and 2001.

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

(b) Reports on Form 8-K. None

(c) Exhibits. See Index to Exhibits.


                                 HAYNES INTERNATIONAL, INC.
                                        SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       (in thousands)


                                          Year Ended        Year Ended        Year Ended
                                        Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 2001
                                        --------------    --------------    --------------

Balance at beginning of period            $  662             $  876            $  638
Provisions                                   235                126               538
Write-Offs                                  (136)              (413)             (549)
Recoveries                                   115                 49                94
                                          ------             ------            ------
Balance at end of period                  $  876             $  638            $  721
                                          ======             ======            ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     HAYNES INTERNATIONAL, INC.
     (Registrant)


     By: /s/ Francis J. Petro
         ------------------------------------------
         Francis J. Petro, President

     Date:  December 20, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                     Capacity                       Date
      ---------                     --------                       ----


/s/ Francis J. Petro
--------------------------  President and Director           December 20, 2001
Francis J. Petro            (Principal Executive Officer)


/s/ Joseph F. Barker
--------------------------  Executive Vice President,        December 20, 2001
Joseph F. Barker            Finance; Treasurer
                            (Principal Financial Officer)


/s/ Richard C. Lappin
--------------------------  Director                         December 20, 2001
Richard C. Lappin


/s/ Chinh E. Chu
--------------------------  Director                         December 20, 2001
Chinh E. Chu


/s/ Marshall A. Cohen
--------------------------  Director                         December 20, 2001
Marshall A. Cohen


/s/ Eric Ruttenberg
--------------------------  Director                         December 20, 2001
Eric Ruttenberg

                                INDEX TO EXHIBITS


  Number                                                             Sequential
Assigned in                                                           Numbering
Regulation                                                           System Page
   S-K                                                                Number of
  Item 601                  Description of Exhibit                     Exhibit
-----------                 ----------------------                   -----------

(3)    3.01         Restated   Certificate   of   Incorporation   of
                    Registrant.   (Incorporated   by   reference  to
                    Exhibit 3.01 to  Registration  Statement on Form
                    S-1, Registration No. 33-32617.)
       3.02         Bylaws of Registrant. (Incorporated by reference
                    to Exhibit  3.02 to  Registration  Statement  on
                    Form S-1, Registration No. 33-32617.)
(4)    4.01         Indenture,  dated as of August 23, 1996, between
                    Haynes  International,  Inc. and  National  City
                    Bank, as Trustee, relating to the 11 5.8% Senior
                    Notes   Due   2004,   table  of   contents   and
                    cross-reference    sheet.    (Incorporated    by
                    reference  to Exhibit  4.01 to the  Registrant's
                    Form 10-K  Report for the year  ended  September
                    30, 1996, File No. 333-5411.)
       4.02         Form  of  11  5/8%   Senior   Note   Due   2004.
                    (Incorporated  by  reference  to Exhibit 4.02 to
                    the Registrant's  Form 10- K Report for the year
                    ended September 30, 1996, File No. 333-5411.)
(9)                 No Exhibit.
(2)   10.01         Stock  Purchase  Agreement,  dated as of January
                    24, 1997, among  Blackstone  Capital Partners II
                    Merchant Banking Fund L.P.,  Blackstone Offshore
                    Capital  Partners II Merchant Banking Fund L.P.,
                    Blackstone Family  Investment  Partnership L.P.,
                    Haynes Holdings,  Inc. and Haynes International,
                    Inc.  (Incorporated by reference to Exhibit 2.01
                    to Registrant's Form 8-K Report,  filed February
                    13, 1997, File No. 333-5411.)
      10.02         Stock Redemption Agreement,  dated as of January
                    24,  1997,  among  MLGA  Fund  II,  L.P.,  MLGAL
                    Partners,   L.P.  and  Haynes   Holdings,   Inc.
                    (Incorporated by reference to Exhibit 2.02 to Registrant's Form 8-K Report, filed February 13,
                    1997, File No. 333-5411.)
      10.03         Exercise and Repurchase  Agreement,  dated as of
                    January 24, 1997,  among Haynes  Holdings,  Inc.
                    and the holders as listed therein. (Incorporated by reference to Exhibit 2.03 to Registrant's
                    Form 8-K Report,  filed February 13, 1997,  File
                    No. 333-5411.)
      10.04         Consent  Solicitation and Offer to Redeem, dated
                    January 30, 1997.  (Incorporated by reference to
                    Exhibit 2.04 to Registrant's Form 8-K Report, filed February 13, 1997, File No. 333-5411.)
      10.05         Letter of  Transmittal,  dated January 30, 1997.
                    (Incorporated by reference to Exhibit 2.05 to Registrant's Form 8-K Report, filed February 13,
                    1997, File No. 333-5411.)

(10)  10.06         Form of Severance Agreements,  dated as of March
                    10, 1989, between Haynes International, Inc. and
                    the  employees  of  Haynes  International,  Inc.
                    named   in  the   schedule   to   the   Exhibit.
                    (Incorporated  by reference to Exhibit  10.03 to
                    Registration Statement on Form S-1, Registration
                    No. 33-32617.)
      10.07         Executive  Employment  Agreement,  dated  as  of
                    September   1,   1993,   by  and  among   Haynes
                    International,  Inc., Haynes Holdings,  Inc. and
                    Michael D. Austin. (Incorporated by reference to
                    Exhibit 10.26 to the  Registration  Statement on
                    Form S-4, Registration No. 33-66346.)
      10.08         Amendment to Employment  Agreement,  dated as of
                    July 15, 1996 by and among Haynes International,
                    Inc.,  Haynes  Holdings,  Inc.  and  Michael  D.
                    Austin  (Incorporated  by  reference  to Exhibit
                    10.15   to   Registration   Statement   on  S-1,
                    Registration No. 333-05411).
      10.09         Haynes  Holdings,  Inc.  Employee  Stock  Option
                    Plan.  (Incorporated  by  reference  to  Exhibit
                    10.08 to  Registration  Statement  on Form  S-1,
                    Registration No. 33-32617.)
      10.10         First  Amendment  to the Haynes  Holdings,  Inc.
                    Employee  Stock  Option  Plan,  dated  March 31,
                    1997.  (Incorporated  by  reference  to  Exhibit
                    10.18 to  Registrant's  Form 10-Q Report,  filed
                    May 15, 1997, File no. 333-5411.)
      10.11         Form of "New Option"  Agreements  between Haynes
                    Holdings,  Inc.  and the  executive  officers of
                    Haynes International, Inc. named in the schedule
                    to the  Exhibit.  (Incorporated  by reference to
                    Exhibit 10.09 to Registration  Statement on Form
                    S-1, Registration No. 33-32617.)
      10.12         Form of "September  Option"  Agreements  between
                    Haynes Holdings, Inc. and the executive officers
                    of  Haynes  International,  Inc.  named  in  the
                    schedule  to  the  Exhibit.   (Incorporated   by
                    reference  to  Exhibit  10.10  to   Registration
                    Statement   on  Form   S-1,   Registration   No.
                    33-32617.)
      10.13         Form of "January 1992 Option" Agreements between
                    Haynes Holdings, Inc. and the executive officers
                    of  Haynes  International,  Inc.  named  in  the
                    schedule  to  the  Exhibit.   (Incorporated   by
                    reference  to  Exhibit  10.08  to   Registration
                    Statement   on  Form   S-4,   Registration   No.
                    33-66346.)
      10.14         Form   of   "Amendment   to   Holdings    Option
                    Agreements"  between Haynes  Holdings,  Inc. and
                    the executive officers of Haynes  International,
                    Inc.  named  in the  schedule  to  the  Exhibit.
                    (Incorporated  by reference to Exhibit  10.09 to
                    Registration Statement on Form S-4, Registration
                    No. 33-66346.)
      10.15         Form of March 1997 Amendment to holdings  Option
                    Agreements.   (Incorporated   by   reference  to
                    Exhibit 10.23 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411).

      10.16 March 1997 Amendment to Amended and Restated holdings Option Agreement, dated March 31, 1997. (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)
      10.17 Amended and Restated Loan and Security Agreement by and among CoreStates Bank, N.A. and Congress Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central), as
                    Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to
                    Exhibit 10.19 to the Registrant's Form 10-K Report for the year ended September 30, 1996, File No. 333-5411).
      10.18 Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among CoreStates Bank, N.A. and Congress Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central) as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K Report, filed January 22, 1997, File No. 333-5411.)
      10.19 Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 29, 1997, among CoreStates Bank, N.A. and Congress Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central), as
                    Agent for Lenders, and Haynes International, Inc. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K Report, filed February 13, 1997, File No. 333-5411.)
      10.20         Facility  Management  Agreement  by and  between
                    Republic Engineered Steels, Inc. and Haynes International, Inc., dated April 15, 1999. (Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q Report filed May 14, 1999, File No. 333-5411)
      10.21 Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated August 23, 1999, by and among CoreStates Bank, N.A. and Congress
                    Financial Corporation (Central), as Lenders, Congress Financial Corporation (Central) as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to
                    Exhibit 10.29 to Registrant's Form 10-K Report filed December 28, 1999, File No. 333-5411.)
      10.22 Credit Agreement by and among Institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.30 to Registrant's Form 10-K Report filed December 28, 1999, File No. 333-5411.)
      10.23 Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.21 to Registrant's Form 10-Q Report filed February 14, 2000, File No. 333-5411.)

(11)                No Exhibit.
(12)  12.01         Statement re:  computation  of ratio of earnings
                    to fixed charges.
(13)                No Exhibit.
(16)                No Exhibit.
(21)  21.01         Subsidiaries of the Registrant. (Incorporated by
                    Reference  to  Exhibit  21.01  to   Registration
                    Statement   on  Form   S-1,   Registration   No.
                    333-5411.)
(22)                No Exhibit.
(23)                No Exhibit.
(24)                No Exhibit.
(28)                No Exhibit.
(99)                No Exhibit.

                                                     Exhibit 12.01

                                              Haynes International, Inc.
                                Ratio of Earnings Before Fixed Charges to Fixed Charges


                                                           1997         1998          1999          2000         2001
                                                           ----         ----          ----          ----         ----
Line 1    Income (loss) before income taxes,
          extraordinary item and cumulative
          effect of a change in accounting
          principle                                     $ 3,705      $ 4,773       $(5,755)      $(6,977)     $   894
Line 2    Interest on indebtedness                       19,464       19,924        19,102        21,494       21,857
Line 3    Amortization of debt issuance costs             1,144        1,247         1,246         1,152        1,308
Line 4    Estimated interest portion of
            rental expense                                  589          564           702           785          900
Line 5    Total earnings before fixed charges           $24,902      $26,508       $15,295       $16,454      $24,959
Line 6    Interest on indebtedness                      $19,596(1)    19,934(1)     19,197(1)     21,494       21,857
Line 7    Amortization of debt issuance costs             1,144        1,247         1,246         1,152        1,308
Line 8    Estimated interest portion of
            rental expense                                  589          564           702           785          900
Line 9    Total fixed charges                           $21,329      $21,745       $21,145       $23,431      $24,065
Ratio of earnings before fixed
charges to fixed charges                                   1.17         1.22           N/A(2)        N/A(2)      1.04

(1)  Includes $132, $10, and $95 for 1997, 1998 and 1999, respectively, of capitalized interest expense.

(2)  Earnings before fixed charges were insufficient to cover fixed charges.