Form 10-Q
period 2001-12-31
HAYNES INTERNATIONAL INC
filed 2002-02-13
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended December 31, 2001 .


                                       or

  [   ]   Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934.

          For the transition period from --------------- to -------------------.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 14, 2002, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

                           HAYNES INTERNATIONAL, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of
            September 30, 2001 and December 31, 2001                          3

            Consolidated Condensed Statements of Operations for
            the Three Months ended December 31, 2000 and 2001                 4

            Consolidated Condensed Statements of Comprehensive
            Income for the Three Months ended
            December 31, 2000 and 2001                                        5

            Consolidated Condensed Statements of Cash Flows
            for the Three Months ended
            December 31, 2000 and 2001                                        6

            Notes to Consolidated Condensed Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                      11


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                12

Item 2.     Changes in Securities and Use of Proceeds                        12

Item 3.     Defaults Upon Senior Securities                                  12

Item 4.     Submission of Matters to a Vote of Security Holders              12

Item 5.     Other Information                                                12

Item 6.     Exhibits and Reports on Form 8-K                                 12

            Signatures                                                       13

            Index to Exhibits                                                14

PART 1      FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 HAYNES INTERNATIONAL, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                        (dollars in thousands, except share amounts)



                                                            September 30,      December 31,
                                                                2001                 2001
                                                            -------------      -----------
                                                                               (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                  $      171        $      894
  Accounts and notes receivable, less allowance for              47,978            47,122
    doubtful accounts of $721 and $853, respectively
  Inventories                                                    98,150           102,736
  Refundable income taxes                                           150               ---
  Deferred income taxes                                             899               161
                                                             ----------        ----------
    Total current assets                                        147,348           150,913
                                                             ----------        ----------

Property, plant and equipment (at cost)                         122,753           124,674
Accumulated depreciation                                        (81,196)          (82,270)
                                                             ----------        ----------
    Net property, plant and equipment                            41,557            42,404

Deferred income taxes                                            42,994            43,016
Prepayments and deferred charges, net                            10,546             9,141
                                                             ----------        ----------
    Total assets                                             $  242,445        $  245,474
                                                             ==========        ==========

LIABILITIES AND CAPITAL DEFICIENCY
  Current liabilities:
  Accounts payable and accrued expenses                      $   31,300        $   34,014
  Accrued postretirement benefits                                 4,400             4,400
  Revolving credit                                               61,206            59,140
  Note payable                                                    2,307             2,442
  Income taxes payable                                              ---                85
                                                             ----------        ----------
    Total current liabilities                                    99,213           100,181
                                                             ----------        ----------

Long-term debt, net of unamortized discount                     142,749           142,306
Accrued postretirement benefits                                  97,809            98,978
                                                             ----------        ----------
    Total liabilities                                        $  339,771        $  341,465
                                                             ----------        ----------

Capital deficiency:
  Common stock, $.01 par value (100 shares
    authorized, issued and outstanding)
  Additional paid-in capital                                     51,306            51,362
  Accumulated deficit                                          (146,324)         (144,650)
  Accumulated other comprehensive loss                           (2,308)           (2,703)
                                                             ----------        ----------
    Total capital deficiency                                    (97,326)          (95,991)
                                                             ----------        ----------
      Total liabilities and capital deficiency               $  242,445        $  245,474
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


                                HAYNES INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                  (dollars in thousands)


                                                                 Three Months Ended
                                                                    December 31,
                                                             ----------------------------
                                                                2000              2001
                                                                ----              ----

Net revenues                                                 $   61,078        $   61,935
Cost of sales                                                    49,582            47,399
Selling and administrative                                        6,063             5,396
Research and technical                                              902               909
                                                             ----------        ----------
  Operating income                                                4,531             8,231
Other costs, net                                                    674               129
Interest expense                                                  6,052             5,269
Interest income                                                     (21)              (16)
                                                             ----------        ----------
  Income (loss) before provision for (benefit from)
    income taxes                                                 (2,174)            2,849
Provision for (benefit from) income taxes                          (859)            1,175
                                                             ----------        ----------
  Net income (loss)                                          $   (1,315)       $    1,674
                                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.


                                HAYNES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited) (dollars in thousands)


                                                                 Three Months Ended
                                                                    December 31,
                                                             ----------------------------
                                                                2000              2001
                                                                ----              ----

Net income (loss)                                            $   (1,315)       $    1,674
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                         1,174              (395)
                                                             ----------        ----------
Other comprehensive income (loss)                                 1,174              (395)
                                                             ----------        ----------
  Comprehensive income (loss)                                $     (141)       $    1,279
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

                                HAYNES INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (dollars in thousands)


                                                                 Three Months Ended
                                                                    December 31,
                                                             ----------------------------
                                                                2000              2001
                                                                ----              ----

Cash flows from operating activities:
  Net income (loss)                                          $   (1,315)       $    1,674
  Depreciation                                                    1,208             1,159
  Amortization                                                      350               325
  Deferred income taxes                                            (511)              846
  Change in:
    Inventories                                                   1,994            (4,894)
    Accounts receivable                                           2,363               798
    Accounts payable and accruals                                   103             3,653
    Other, net                                                      377             1,408
                                                             ----------        ----------
  Net cash provided by operating activities                       4,569             4,969
                                                             ----------        ----------

Cash flows from investing activities:
  Additions to property, plant and equipment                       (648)           (2,056)
  Other investing activities                                       (165)               50
                                                             ----------        ----------
  Net cash used in investing activities                            (813)           (2,006)
                                                             ----------        ----------

Cash flows from financing activities:
  Net decrease in revolving credit and long-term debt            (2,607)           (2,280)
  Other financing activities                                        ---                56
                                                             ----------        ----------
  Net cash used in financing activities                          (2,607)           (2,224)
                                                             ----------        ----------

Effect of exchange rates on cash                                    112               (16)
                                                             ----------        ----------
Increase in cash and cash equivalents                             1,261               723
Cash and cash equivalents, beginning of period                    1,285               171
                                                             ----------        ----------
Cash and cash equivalents, end of period                     $    2,546        $      894
                                                             ==========        ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during period for: Interest           $    1,630        $      960
                                                             ----------        ----------
    Income Taxes                                             $      (83)       $     (397)
                                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  For the three months ended December 31, 2001
                  (dollars in thousands, except share amounts)



Note 1. Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2001, filed by the Company with the Securities and Exchange Commission ("SEC") on December 27, 2001. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year or any other interim period.

     Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

Note 2. Inventories

     The following is a summary of the major classes of inventories:

                           September 30, 2001            December 31, 2001
                           ------------------            -----------------
                                                             (Unaudited)

Raw Materials                    $ 5,971                      $  6,253
Work-in-process                   44,510                        44,266
Finished Goods                    36,845                        43,778
Other, net                        10,824                         8,439
                                 -------                      --------
Net inventories                  $98,150                      $102,736
                                 =======                      ========

Note 3. Income Taxes

     The income tax provision for the three months ended December 31, 2001, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The income tax benefit for the three months ended December 31, 2000, differed from the U.S. federal statutory rate of 35% primarily due to state tax benefits and differing tax rates on foreign earnings.

Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward-looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to
(i) the Company"s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company"s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management"s Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 2001, filed by the Company with the Securities and Exchange Commission on December 27, 2001.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Net Revenues. Net revenues increased approximately $800,000 to approximately $61.9 million in the first quarter of fiscal 2002 from approximately $61.1 million in the first quarter of fiscal 2001. Volume decreased approximately 9.8% to 4.6 million pounds in the first quarter of fiscal 2002 compared to 5.1 million pounds in the first quarter of fiscal 2001. Average selling price per pound increased 11.9% to $13.32 per pound for the first quarter of fiscal 2002 compared to $11.90 per pound in the first quarter of fiscal 2001.

     Sales to the aerospace industry decreased by 4.0% to approximately $24.0 million in the first quarter of fiscal 2002 from approximately $25.0 million for the same period a year earlier, due to a 29.0% decrease in volume offset by a 35.1% increase in the average selling price per pound. The decrease in volume can be attributed to significantly lower domestic sales of nickel-based alloy flat and round products to gas turbine manufacturers which is the result of reduced aircraft build rates in the commercial aircraft market. The increase in average selling price can be attributed to generally improved market prices and a greater proportion of the volume being related to the higher priced specialty alloys and titanium tubulars as compared to lower priced nickel-base alloy product forms.

     Sales to the chemical processing industry decreased by 19.7% to approximately $14.3 million in the first quarter of fiscal 2002 from approximately $17.8 million for the same period a year earlier, due to a 17.1% decrease in volume combined with a 2.8% decrease in the average selling price per pound. The decrease in volume can be attributed to a significant lack of worldwide project related business and reduced maintenance related activity. The decrease in the average selling price can be attributed to a great proportion of the lower valued product forms combined with highly competitive market prices.

     Sales  to the  land-based  gas  turbine  industry  increased  by  13.4%  to approximately $12.7 million for the first quarter of fiscal 2002 from approximately $11.2 million for the same period a year earlier, due to a 10.5% increase in volume along with a 3.4% increase in the average selling price per pound. The increase in volume can be attributed to improved global sales of proprietary alloy round products and to European shipments of flat products of specialty alloys to support the high level demand by gas turbine manufacturers. Correspondingly the increase in the average selling price can be attributed to a greater proportion of the volume being the higher priced specialty and proprietary alloys.

     Sales  to the  flue  gas  desulfurization  industry  increased  by 66.7% to approximately $1.5 million for the first quarter of fiscal 2002 from approximately $900,000 for the same period a year earlier, due to a 42.9% increase in volume combined with a 8.6% increase in the average selling price per pound. The increase in volume can be attributed to a European project that occurred in this period, but not in the same period a year earlier. The increase in the average selling price can be attributed to improved market pricing conditions.

     Sales to the oil and gas industry increased by 166.7% to approximately $3.2 million for the first quarter of fiscal 2002 from approximately $1.2 million for the same period a year earlier, due to a 64.6% increase in volume combined with a 58.6% increase in the average selling price per pound. The increase in volume can be attributed to a major project that occurred in this period, but not in the same period a year earlier. The increase in the average selling price can be attributed to sales of the higher priced alloy tubular products as compared to the prior year.

     Sales to other industries increased by 25.0% to approximately $5.5 million for the first quarter of fiscal 2002 from approximately $4.4 million for the same period a year earlier, due to a 21.3% increase in volume and a 4.1% increase in the average selling price per pound. The increase in volume can be attributed to sales for new product applications of nickel-base alloys in developing market sectors. The increase in the average selling price can be attributed to a greater proportion of higher valued nickel-base alloy forms and generally improved market prices.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 76.5% in the first quarter of fiscal 2002 compared to 81.2% for the same period a year earlier. The lower cost of sales percentage in the first quarter of fiscal 2002 was due to higher prices on sales of value added products combined with a decrease in cost.

     Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $700,000 to approximately $5.4 million for the first quarter of fiscal 2002 compared to approximately $6.1 million for the same period a year earlier. The decrease in selling and administrative expenses can be attributed to lower legal costs and lower compensation expenses.

     Research and Technical Expense. Research and technical expenses remained relatively flat when comparing the first quarter of fiscal 2002 with the same period a year earlier.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first quarter of fiscal 2002 of approximately $8.2 million, approximately $1.0 million of which was contributed by the Company's foreign subsidiaries. For the first quarter of fiscal 2001, operating income was approximately $4.5 million of which approximately $1.6 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs were approximately $100,000 for the first quarter of fiscal 2002 compared to approximately $700,000 for the first quarter of fiscal 2001. The decrease in other costs can be attributed to foreign exchange gains and reduced expenses relating to management fees.

     Interest Expense. Interest expense decreased approximately $800,000 to $5.3 million for the first quarter of fiscal 2002 compared to approximately $6.1 million for the same period a year earlier. Lower revolving credit balances and lower interest rates contributed to the decrease when comparing the two quarters.

     Income Taxes. The income taxes changed by approximately $2.1 million to a provision of approximately $1.2 million for the first quarter of fiscal 2002 from a benefit of approximately $900,000 for the same period a year earlier, due to the change in the Company's results from a pre tax loss to pre tax income position.

     Net Income. As a result of the above factors, the Company recognized net income of approximately $1.7 million for the first quarter of fiscal 2002 compared with a net loss of approximately $1.3 million for the same period a year earlier.

Liquidity and Capital Resources

     The Company's near term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $2.1 million for the first quarter of fiscal 2002 compared to $600,000 for the same period a year earlier. The remainder of planned fiscal 2002 expenditures is targeted for the Company's annealing capabilities for the Arcadia tubular facility and environmental projects. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first quarter of fiscal 2002 was approximately $5.0 million, as compared to $4.6 million for the same period a year earlier. The cash provided by operating activities for the first quarter of fiscal 2002 was primarily the result of an increase of approximately $3.7 million in accounts payable and accruals, a decrease of approximately $800,000 in accounts receivable, an increase of approximately $4.9 million in inventory, net income of $1.7 million, non-cash depreciation and amortization of approximately $1.5 million, approximately $800,000 of deferred income taxes, and approximately $1.4 million of other adjustments. Net cash used for investing activities increased to approximately $2.0 million for the first quarter of 2002 from approximately $800,000 for the same period a year earlier, due to the increase in capital expenditures. Net cash used in financing activities for the first quarter of fiscal 2002 was approximately $2.2 million, due to net reductions in borrowings under the Fleet Revolving Credit Facility.

     Cash for the first quarter of fiscal 2002 increased approximately $700,000 resulting in a December 31, 2001, cash balance of approximately $900,000. Cash for the first quarter of fiscal 2001 increased approximately $1.2 million, resulting in a cash balance of approximately $2.5 million at December 31, 2000.

     Total debt at December 31, 2001, was approximately $203.9 million compared to approximately $206.6 million at December 31, 2000, reflecting decreased borrowing under the Fleet Revolving Credit Facility and capital lease financing.

     At December 31, 2001, approximately $59.1 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $61.4 million at December 31, 2000. In addition, as of December 31, 2001, approximately $1.6 million in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest payable, March 1 and September 1, in connection with the Senior Notes of approximately $5.4 million at December 31, 2001 and a permanent fixed charge reserve which is $2.0 million at December 31, 2001. The Company had available additional borrowing capacity of approximately $5.9 million on the Fleet Revolving Credit Facility at December 31, 2001.

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

     SFAS No. 143 "Accounting for Asset Retirement Obligation" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were issued during fiscal year 2001. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and addresses recognition and measurement of impairment losses on long-lived assets. The Company has not yet determined the impact that adopting SFAS No. 143 and SFAS No. 144 will have on its results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     At December 31, 2001, the Company's primary market risk exposure was foreign currency exchange rate and raw material price fluctuations.

     The foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Any US dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy US dollars are with maturity dates of less than six months.

     At December 31, 2001, the Company had no foreign currency exchange contracts outstanding.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

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


                              HAYNES INTERNATIONAL, INC.



                              /s/ Francis J. Petro
                              --------------------------------------------------
                              Francis J. Petro
                              President and Chief Executive Officer



                              /s/ Calvin S. McKay
                              --------------------------------------------------
                              Calvin S. McKay
                              Vice President, Finance
                              Chief Financial Officer


Date: February 14, 2002

                                INDEX TO EXHIBITS
                                -----------------

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

     (10)10.01 Stock Purchase Agreement, dated as of January 24, 1997, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II Merchant Banking Fund L.P., Blackstone Family Investment Partnership L.P., Haynes Holdings, Inc. and Haynes International, Inc. (Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-K Report, filed February 13, 1997, File No. 333-5411.)

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

     (11)       No Exhibit.

     (15)       No Exhibit.

     (22)       No Exhibit.

     (23)       No Exhibit.

     (24)       No Exhibit.

     (99)       No Exhibit.