Form 10-Q
period 2002-03-31
HAYNES INTERNATIONAL INC
filed 2002-05-15
CIK 858655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended March 31, 2002.


                                       or

  [   ]   Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934.

          For the transition period from __________________ to ________________.

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

As of May 14, 2002, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

                           HAYNES INTERNATIONAL, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of
          September 30, 2001 and March 31, 2002
                                                                              3
          Consolidated Condensed Statements of Operations
          for the Three Months and Six Months ended
          March 31, 2001 and 2002                                             4

          Consolidated Condensed Statements of Comprehensive
          Income for the Three Months and Six Months ended
          March 31, 2001 and 2002                                             5

          Consolidated Condensed Statements of Cash Flows
          for the Six Months ended March 31, 2001 and 2002                    6

          Notes to Consolidated Condensed Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                        13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities and Use of Proceeds                          14

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         15

          Index to Exhibits                                                  16

PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                       HAYNES INTERNATIONAL, INC.
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                              (dollars in thousands, except share amounts)


                                                                    September 30,           March 31,
                                                                         2001                  2002
                                                                    -------------           ----------
                                                                                            (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                           $    171               $  1,124
  Accounts and notes receivable, less allowance for
    doubtful accounts of $721 and $1,401, respectively                  47,978                 40,301
  Inventories                                                           98,150                106,220
  Refundable income taxes                                                  150                    ---
  Deferred income taxes                                                    899                  1,823
                                                                      --------               --------
    Total current assets                                               147,348                149,468
                                                                      --------               --------

Property, plant and equipment (at cost)                                122,753                125,616
Accumulated depreciation                                               (81,196)               (83,252)
                                                                      --------               --------
    Net property, plant and equipment                                   41,557                 42,364
                                                                      --------               --------

Deferred income taxes                                                   42,994                 40,384
Prepayments and deferred charges, net                                   10,546                  8,457
                                                                      --------               --------
    Total assets                                                      $242,445               $240,673
                                                                      ========               ========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                               $ 31,300               $ 30,013
  Accrued postretirement benefits                                        4,400                  4,400
  Revolving credit                                                      61,206                 56,028
  Note payable                                                           2,307                  2,313
  Income taxes payable                                                     ---                     74
                                                                      --------               --------
    Total current liabilities                                           99,213                 92,828
                                                                      --------               --------

Long-term debt, net of unamortized discount                             42,749                142,180
Accrued postretirement benefits                                         97,809                100,668
                                                                      --------               --------
    Total liabilities                                                  339,771                335,676
                                                                      --------               --------

Capital deficiency:
  Common stock, $.01 par value (100 shares authorized,
    issued and outstanding)
  Additional paid-in capital                                            51,306                 51,362
  Accumulated deficit                                                 (146,324)              (143,075)
  Accumulated other comprehensive loss                                  (2,308)                (3,290)
                                                                      --------               --------
    Total capital deficiency                                           (97,326)               (95,003)
                                                                      --------               --------
      Total liabilities and capital deficiency                        $242,445               $240,673
                                                                      ========               ========

The accompanying notes are an integral part of these financial statements.

                                      HAYNES INTERNATIONAL, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                        (dollars in thousands)


                                                     Three Months Ended           Six Months Ended
                                                          March 31,                   March 31,
                                                     ------------------          -------------------
                                                     2001          2002          2001           2002
                                                     ----          ----          ----           ----

Net revenues                                      $  63,848     $  58,136     $ 124,926     $ 120,071
Cost of sales                                        51,969        43,068       101,551        90,467
Selling and administrative                            6,201         5,593        12,264        10,989
Research and technical                                1,084           939         1,986         1,848
                                                  ---------     ---------     ---------     ---------
  Operating income                                    4,594         8,536         9,125        16,767
Other costs, net                                        169           636           843           765
Interest expense                                      5,890         5,143        11,942        10,412
Interest income                                         (36)          (19)          (57)          (35)
                                                  ---------     ---------     ---------     ---------
  Income (loss) before provision for
  (benefit from) income taxes                        (1,429)        2,776        (3,603)        5,625

Provision for (benefit from) income taxes              (349)        1,202        (1,208)        2,377
                                                  ---------     ---------     ---------     ---------

  Net income (loss)                               $  (1,080)    $   1,574     $  (2,395)    $   3,248
                                                  =========     =========     =========     =========

The accompanying notes are an integral part of these financial statements.


                                      HAYNES INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Unaudited)
                                        (dollars in thousands)


                                                     Three Months Ended           Six Months Ended
                                                          March 31,                   March 31,
                                                     ------------------          -------------------
                                                     2001          2002          2001           2002
                                                     ----          ----          ----           ----

Net income (loss)                                 $  (1,080)    $   1,574     $  (2,395)    $   3,248
Other comprehensive loss, net of tax:
    Foreign currency translation adjustment          (1,888)         (586)         (714)         (982)
                                                  ---------     ---------     ---------     ---------
Other comprehensive loss                             (1,888)         (586)         (714)         (982)
                                                  ---------     ---------     ---------     ---------
    Comprehensive income (loss)                   $  (2,968)    $     988     $  (3,109)    $   2,266
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

                                     HAYNES INTERNATIONAL, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                       (dollars in thousands)


                                                                               Six Months Ended
                                                                                   March 31,
                                                                           ------------------------
                                                                              2001           2002
                                                                           ---------      ---------

Cash flows from operating activities:
  Net income (loss)                                                        $  (2,395)     $   3,248
  Depreciation                                                                 2,417          2,300
  Amortization                                                                   666            653
  Deferred income taxes                                                       (1,429)         1,686
  Change in:
    Inventories                                                                1,268         (8,594)
    Accounts receivable                                                         (381)         7,178
    Accounts payable and accruals                                              1,502          1,455
    Other, net                                                                (1,155)         1,729
                                                                           ---------      ---------
  Net cash provided by operating activities                                      493          9,655
                                                                           ---------      ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                  (2,032)        (3,237)
  Other investing activities                                                     104            130
                                                                           ---------      ---------
  Net cash used in investing activities                                       (1,928)        (3,107)
                                                                           ---------      ---------

Cash flows from financing activities:
  Net increase (decrease) in revolving credit and long-term debt                 796         (5,612)
  Other financing activities                                                      30             57
                                                                           ---------      ---------
  Net cash provided by (used in) financing activities                            826         (5,555)
                                                                           ---------      ---------

Effect of exchange rates on cash                                                 (31)           (40)
                                                                           ---------      ---------
Increase (decrease) in cash and cash equivalents                                (640)           953


Cash and cash equivalents, beginning of period                                 1,285            171
                                                                           ---------      ---------
Cash and cash equivalents, end of period                                   $     645      $   1,124
                                                                           =========      =========

Supplemental disclosures of cash flow information:
  Cash paid (received) during period for:   Interest                       $  11,320      $   9,852
                                                                           =========      =========
                                            Income taxes                   $     697      $     (67)
                                                                           =========      =========

The accompanying notes are an integral part of these financial statements.

                           HAYNES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     For the six months ended March 31, 2002
                             (dollars in thousands)


Note 1. Basis of Presentation

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2001, filed by the Company with the Securities and Exchange Commission ("SEC") on December 27, 2001. The results of operations for the six months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year or any other interim period.

     Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

Note 2. Inventories

     The following is a summary of the major classes of inventories:

                                 September 30, 2001     March 31, 2002
                                 ------------------     --------------
                                                          (Unaudited)
       Raw materials                $ 5,971                $  6,873
       Work-in-process               44,510                  43,243
       Finished goods                36,845                  47,784
       Other, net                    10,824                   8,320
                                    -------                --------
       Net inventories              $98,150                $106,220
                                    =======                ========

Note 3. Income Taxes

     The income tax provision for the three months and six months ended March 31, 2002, differed from the U.S. federal statutory rate of 34% primarily due to state income taxes and differing tax rates on foreign earnings. The income tax benefit for the three months and six months ended March 31, 2001, differed from the U.S. federal statutory rate of 34% primarily due to state tax benefits and differing tax rates on foreign earnings.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Revenues. Net revenues decreased approximately $5.7 million to approximately $58.1 million in the second quarter of fiscal 2002 from approximately $63.8 million in the second quarter of fiscal 2001. Volume decreased 19.2% to approximately 4.2 million pounds in the second quarter of fiscal 2002 from approximately 5.2 million pounds in the second quarter of fiscal 2001. The average selling price increased 13.1% to $13.68 per pound in the second quarter of fiscal 2002 from $12.10 per pound in the second quarter of fiscal 2001.

     Sales to the aerospace industry decreased by 9.4% to approximately $25.2 million in the second quarter of fiscal 2002 from approximately $27.8 million for the same period a year earlier, due to a 32.7% decrease in volume partially offset by a 34.6% increase in the average selling price per pound. The decreased volume was primarily caused by significantly lower domestic and European sales of nickel-based alloys and forms as the industry adjusts to the reduced demand of the commercial aircraft industry. The increase in the average selling price was due to a greater proportion of the higher priced cobalt containing specialty alloys and tubular products compared to the lower priced nickel base alloys and forms.

     Sales to the chemical processing industry decreased by 48.4% to approximately $9.5 million in the second quarter of fiscal 2002 from approximately $18.4 million for the same period a year earlier, due primarily to a 51.3% decrease in volume which was partially offset by a 6.1% increase in the average selling price per pound. The decrease in volume can be attributed to less equipment maintenance business and a significant lack of project related business worldwide. The increase in the average selling price was due to a greater proportion of the higher value nickel based alloy products and quantities.

     Sales to the land-based gas turbine industry increased by 67.7% to approximately $16.1 million in the second quarter of fiscal 2002 from approximately $9.6 million for the same period a year earlier, due primarily to a 63.2% increase in volume. The increased volume can be attributed to improved sales of proprietary alloy round products in the domestic and export markets and increased domestic shipments of specialty alloy flat products to support the growing demand of the gas turbine manufacturers.

     Sales to the flue gas desulfurization industry decreased by 62.5% to approximately $300,000 in the second quarter of fiscal 2002 from approximately $800,000 for the same period a year earlier, due primarily to a 60.2% decrease in volume. The decrease in volume can be attributed to the completion of a major project in the second quarter of fiscal 2001 that did not repeat during the second quarter of fiscal 2002.

     Sales to the oil and gas industry increased by 10.0% to approximately $2.2 million for the second quarter of fiscal 2002 from approximately $2.0 million for the same period a year earlier, due to a 5.8% increase in volume along with a 3.3% increase in the average selling price per pound. The increase in volume can be attributed to the larger volume major project that occurred in this period, but not in the same period a year earlier. The increase in the average selling price can be attributed to improved market prices.

     Sales to other industries decreased by 8.3% to approximately $4.4 million in the second quarter of fiscal 2002 from approximately $4.8 million for the same period a year earlier, due primarily to a 7.4% decrease in volume. The decrease in volume can be attributed to the lower volume flat and tubular products relating to reduced sales for product applications in the industrial and recreational equipment market sectors.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 74.1% in the second quarter of fiscal 2002 from 81.4% for the same period a year earlier. The lower percentage of cost compared to sales in the second quarter of fiscal 2002 was due to higher prices on sales of value-added products partially offset by higher unit costs.

     Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $600,000 to $5.6 million for the second quarter of fiscal 2002 from approximately $6.2 million for the same period a year earlier. The decrease in selling and administrative expenses can be attributed to lower compensation expenses.

     Research and Technical Expense. Research and technical expenses remained relatively flat when comparing the second quarter of fiscal 2002 with the same period a year earlier.

     Operating Income. As a result of the above factors, the Company recognized operating income for the second quarter of fiscal 2002 of approximately $8.5 million, approximately $1.0 million of which was contributed by the Company's foreign subsidiaries. For the second quarter of fiscal 2001, operating income was approximately $4.6 million, of which approximately $1.8 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs increased by approximately $400,000 to approximately $600,000 for the second quarter of fiscal 2002 from approximately $200,000 for the same period a year earlier. The increase in other costs was due to an increase in the allowance for bad debt reserve.

     Interest Expense. Interest expense decreased approximately $800,000 to approximately $5.1 million for the second quarter of fiscal 2002 from approximately $5.9 million for the same period a year earlier. Lower revolving credit balances and lower interest rates contributed to the decrease when comparing the two quarters.

     Income Taxes. The income taxes changed by approximately $1.5 million to a provision of approximately $1.2 million for the second quarter of fiscal 2002 from a benefit of approximately $300,000 for the same period a year earlier, due to the change in the Company's results from a pretax loss to pretax income.

     Net Income. As a result of the above factors, the Company recognized net income of approximately $1.6 million for the second quarter of fiscal 2002 compared with a net loss of approximately $1.1 million for the same period a year earlier.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Net Revenues. Net revenues decreased approximately $4.8 million to approximately $120.1 million in the first half of fiscal 2002 from approximately $124.9 million in the first half of fiscal 2001. Volume decreased 14.6% to approximately 8.8 million pounds in the first half of fiscal 2002 from approximately 10.3 million pounds in the first half of fiscal 2001. The average selling price increased 12.4% to $13.49 per pound in the first half of fiscal 2002 from $12.00 per pound in the first half of fiscal 2001.

     Sales to the aerospace industry decreased by 6.8% to approximately $49.2 million in the first half of fiscal 2002 from approximately $52.8 million for the same period a year earlier, due to a 31.0% decrease in volume mostly offset by a 35.0% increase in the average selling price per pound. The decreased volume was primarily caused by a substantial reduction in domestic and European sales of nickel-based alloy flat and round products as the industry adjusts to the reduced demand of the commercial aircraft industry. The increase in the average selling price was due to a greater proportion of the higher value cobalt specialty alloy flat products and titanium tubulars as compared to lower priced nickel base alloy products.

     Sales to the chemical processing industry decreased by 34.1% to approximately $23.8 million in the first half of fiscal 2002 from approximately $36.1 million for the same period a year earlier, due primarily to a 35.2% decrease in volume. The decrease in volume can be attributed to a significant absence of worldwide project business and reduced maintenance related activity.

     Sales to the land-based gas turbine industry increased by 38.5% to approximately $28.8 million in the first half of fiscal 2002 from approximately $20.8 million for the same period a year earlier, due primarily to a 33.6% increase in volume. The increase in volume was mainly due to improved sales of proprietary HAYNES(R) HR-120(R) alloy round products in the global markets and domestic shipments of specialty alloy flat products to support the high level of demand by the gas turbine manufacturers.

     Sales to the flue gas desulfurization industry remained relatively flat with approximately $1.8 million in both the first half of fiscal 2002 and the first half of fiscal 2001.

     Sales to the oil and gas industry increased by 68.8% to approximately $5.4 million for the first half of fiscal 2002 from approximately $3.2 million for the same period a year earlier, due to a 34.3% increase in volume along with a 24.9% increase in the average selling price per pound. The increase in volume can be attributed to the larger volume major project that occurred in this period, but not in the same period a year earlier. The increase in the average selling price can be attributed to a greater proportion of tubular products compared to lower priced round products.

     Sales to other industries increased by 7.6% to approximately $9.9 million in the first half of fiscal 2002 from approximately $9.2 million for the same period a year earlier, due primarily to an 8.4% increase in volume. The increase in volume can be attributed to a new application in the European market.

     Cost of Sales. Cost of sales as a percentage of net revenues decreased to 75.3% in the first half of fiscal 2002 from 81.3% for the same period a year earlier. The lower percentage of cost compared to sales in the first half of fiscal 2002 was due to higher prices on sales of value-added products partially offset by higher unit costs.

     Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $1.3 million to $11.0 million for the first half of fiscal 2002 from approximately $12.3 million for the same period a year earlier. The decrease in selling and administrative expenses can be attributed to lower compensation expenses and lower legal costs.

     Research and Technical Expense. Research and technical expenses remained relatively flat when comparing the first half of fiscal 2002 with the same period a year earlier.

     Operating Income. As a result of the above factors, the Company recognized operating income for the first half of fiscal 2002 of approximately $16.8 million, approximately $1.9 million of which was contributed by the Company's foreign subsidiaries. For the first half of fiscal 2001, operating income was approximately $9.1 million, of which approximately $3.4 million was contributed by the Company's foreign subsidiaries.

     Other. Other costs remained relatively flat when comparing the first half of fiscal 2002 with the same period a year earlier.

     Interest Expense. Interest expense decreased by approximately $1.5 million to approximately $10.4 million for the first half of fiscal 2002 from approximately $11.9 million for the same period a year earlier. Lower revolving credit balances and lower interest rates contributed to the decrease when comparing the first half of fiscal 2002 to the first half of fiscal 2001.

     Income Taxes. The income taxes changed by approximately $3.6 million to a provision of approximately $2.4 million for the first half of fiscal 2002 from a benefit of approximately $1.2 million for the same period a year earlier, due to the change in the Company's results from a pretax loss to pretax income.

     Net Income. As a result of the above factors, the Company recognized net income of approximately $3.2 million for the first half of fiscal 2002 compared with a net loss of approximately $2.4 million for the same period a year earlier.

Liquidity and Capital Resources

     The Company's near term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $3.2 million for the first half of fiscal 2002 compared to $2.0 million for the same period a year earlier. The remainder of planned fiscal 2002 expenditures is targeted for the Company's annealing capabilities for the Arcadia tubular facility and environmental projects. The Company does not expect such capital expenditures to have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

     Net cash provided by operating activities in the first half of fiscal 2002 was approximately $9.7 million, as compared to $500,000 for the same period a year earlier. The cash provided by operating activities for the first half of fiscal 2002 was the result of a decrease of approximately $7.2 million in accounts receivable, net income of approximately $3.2 million, non-cash depreciation and amortization of approximately $3.0 million, approximately $1.7 million of deferred income taxes, an increase of approximately $1.5 million in accounts payable and accruals, an increase of approximately $8.6 million in inventory, and approximately $1.7 million in other adjustments. Net cash used for investing activities increased to approximately $3.1 million for the first half of 2002 from approximately $1.9 million for the same period a year earlier, due to the increase in capital expenditures. Net cash used in financing activities for the first half of fiscal 2002 was approximately $5.6 million, due to net reductions in borrowings under the Fleet Revolving Credit Facility.

     Cash for the first half of fiscal 2002 increased approximately $900,000 resulting in a March 31, 2002, cash balance of approximately $1.1 million. Cash for the first half of fiscal 2001 decreased approximately $600,000, resulting in a cash balance of approximately $600,000 at March 31, 2001.

     Total debt at March 31, 2002, was approximately $200.5 million compared to approximately $210.4 million at March 31, 2001, reflecting decreased borrowing under the Fleet Revolving Credit Facility and capital lease financing.

     At March 31, 2002, approximately $56.0 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $65.1 million at March 31, 2001. In addition, as of March 31, 2002, approximately $1.6 million in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $1.4 million at March 31, 2002 and a permanent fixed charge reserve which is $2.0 million at March 31, 2002. The Company had available additional borrowing capacity of approximately $13.5 million on the Fleet Revolving Credit Facility at March 31, 2002.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Haynes' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

     Our accounting policies are more fully described in Note 1 to the financial statements, which was incorporated in the 2001 10-K. We have identified certain critical accounting policies, which are described below.

Inventories

     Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined using the last-in, first-out method (LIFO). The cost of foreign inventories is determined using the first-in, first-out (FIFO) method and average cost method. In addition, Haynes writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Haynes has considered future taxable income and ongoing prudent and feasible tax planning strategies in accessing the need for a valuation allowance. Management believes the deferred tax assets are fully recoverable and, therefore, no valuation allowance has been recorded. In the event Haynes were to determine that it would be unable to realize its deferred tax assets in future periods, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Accounts Receivable

     Haynes maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company markets its products to a diverse customer base, both in the United States and overseas. Trade credit is extended based upon evaluation of each customer's ability to perform its obligation, which are updated periodically. If the financial condition of Haynes' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

     Revenue is recognized at the time of shipment. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

Accrued Liabilities

     Significant accrued liabilities include reserves for environmental remediation, salaries and benefits, interest on debt, and other operating items. The measurement of these by the Company is based on currently available facts, present laws, and regulations.

Environmental Remediation

     When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary. To the extent there are additional future developments, administrative actions or liabilities relating to environmental matters, the Company may incur additional expenses related to environmental remediation.

Pension and Post-Retirement Benefits

     The Company has defined benefit pension and post-retirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and post-retirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 28 of the 2001 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

     SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued April 2002. The Company has not yet determined the impact that adopting SFAS No. 145 will have on its results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2002, the Company's primary market risk exposure was foreign currency exchange rate, interest rate, and raw material price fluctuations.

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

     Changes in interest rates offset the Company's variable rate debt. Approximately 27.9% of the Company's total debt was variable rate debt at March 31, 2002. A hypothetical 10% increase in the interest rate on variable debt would result in $.3 million additional interest expense at March 31, 2002; the Company has not entered into any derivative instruments to protect against the effects of changes in interest rates.

     At March 31, 2002, the Company had no foreign currency exchange contracts outstanding.

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

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

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



                                      HAYNES INTERNATIONAL, INC.




                                      /s/ Francis J. Petro
                                      ------------------------------------------
                                      Francis J. Petro
                                      President and Chief Executive Officer



                                      /s/ Calvin S. McKay
                                      ------------------------------------------
                                      Calvin S. McKay
                                      Vice President, Finance
                                      Chief Financial Officer


Date: May 14, 2002

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

(10)      10.01     Stock Purchase Agreement, dated as of January
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