Form 10-Q
period 2002-06-30
HAYNES INTERNATIONAL INC
filed 2002-08-14
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2002.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from ______________ to ______________.

Commission File Number:  33-32617

HAYNES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		06-1185400
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana		46904-9013
(Address of principal executive offices)		(Zip Code)

(765) 456-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

As of August 14, 2002, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	September 30, 2001 and June 30, 2002	3

	Consolidated Condensed Statements of Operations for the
	Three Months and Nine Months ended June 30, 2001 and 2002	4

	Consolidated Condensed Statements of Comprehensive Income for the
	Three Months and Nine Months ended June 30, 2001 and 2002	5

	Consolidated Condensed Statements of Cash Flows for the
	Nine Months ended June 30, 2001 and 2002	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Index to Exhibits	17

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)

                                                           September 30,       June 30,
                                                               2001             2002
                                                           _____________     ___________
ASSETS                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents ...........................   $     171        $   3,384
     Accounts and notes receivable, less allowance for
        doubtful accounts of $721 and $1,196, respectively      47,978           39,055
     Inventories .........................................      98,150          103,208
     Refundable income taxes .............................         150              151
     Deferred income taxes ...............................         899            1,363
                                                             ---------        ---------
          Total current assets ...........................     147,348          147,161
                                                             ---------        ---------

Property, plant and equipment (at cost) ..................     122,753          126,450
Accumulated depreciation .................................     (81,196)         (84,206)
                                                             ---------        ---------
          Net property, plant and equipment ..............      41,557           42,244
                                                             ---------        ---------

Deferred income taxes ....................................      42,994           40,752
Prepayments and deferred charges, net ....................      10,546            7,519
                                                             ---------        ---------
          Total assets ...................................   $ 242,445        $ 237,676
                                                             =========        =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
    Accounts payable and accrued expenses ................   $  31,300        $  27,827
    Accrued postretirement benefits ......................       4,400            4,400
    Revolving credit .....................................      61,206           51,251
    Note payable .........................................       2,307            2,061
                                                             ---------        ---------
        Total current liabilities ........................      99,213           85,539
                                                             ---------        ---------

Long-term debt, net of unamortized discount ..............     142,749          142,223
Accrued postretirement benefits ..........................      97,809          101,957
                                                             ---------        ---------
        Total liabilities ................................     339,771          329,719
                                                             ---------        ---------

Capital deficiency:
    Common stock, $.01 par value (100 shares authorized,
    issued and outstanding)
    Additional paid-in capital ...........................      51,306           51,335
    Accumulated deficit ..................................    (146,324)        (143,062)
    Accumulated other comprehensive loss .................      (2,308)            (316)
                                                             ---------        ---------
         Total capital deficiency ........................     (97,326)         (92,043)
                                                             ---------        ---------
              Total liabilities and capital deficiency ...   $ 242,445        $ 237,676
                                                             =========        =========

       The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)

                                                     Three Months Ended              Nine Months Ended
                                                          June 30,                         June 30,
                                                     ------------------              -----------------
                                                      2001         2002               2001         2002
                                                      ----         ----               ----         ----

Net revenues ...................................   $  61,700    $  52,938          $ 186,626    $ 173,009
Cost of sales ..................................      47,759       40,728            149,310      131,195
Selling and administrative .....................       6,108        5,471             18,462       17,080
Research and technical .........................         890          871              2,876        2,719
                                                   ---------    ---------          ---------    ---------
     Operating income ..........................       6,943        5,868             15,978       22,015
Other costs, net ...............................         134          633                887          778
Interest expense ...............................       5,753        5,124             17,695       15,536
Interest income ................................         (18)          (8)               (75)         (43)
                                                   ---------    ---------          ---------    ---------
     Income (loss) before provision for (benefit
        from) income taxes .....................       1,074          119             (2,529)       5,744

Provision for (benefit from) income taxes ......         486          106               (722)       2,483
                                                   ---------    ---------          ---------    ---------

     Net income (loss) .........................   $     588    $      13          $  (1,807)   $   3,261
                                                   =========    =========          =========    =========

                The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                 Three Months Ended            Nine Months Ended
                                                      June 30,                      June 30,
                                                 ------------------            -----------------
                                                   2001       2002               2001       2002
                                                   ----       ----               ----       ----

Net income (loss) ............................   $   588    $    13            $(1,807)   $ 3,261
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment ..      (438)     2,974             (1,151)     1,992
                                                 -------    -------            -------    -------
Other comprehensive income (loss) ............      (438)     2,974             (1,151)     1,992
                                                 -------    -------            -------    -------
    Comprehensive income (loss) ..............   $   150    $ 2,987            $(2,958)   $ 5,253
                                                 =======    =======            =======    =======

            The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                             Nine Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             2001        2002
                                                             ----        ----

Cash flows from operating activities:
     Net income (loss) .................................   $ (1,807)   $  3,261
     Depreciation ......................................      3,618       3,518
     Amortization ......................................        987         984
     Deferred income taxes .............................     (1,417)      1,778
     Loss on property disposal .........................       --            36
     Change in:
          Inventories ..................................       (106)     (4,576)
          Accounts receivable ..........................        (27)      9,774
          Accounts payable and accruals ................      4,381         358
          Other, net ...................................     (1,104)      2,551
                                                           --------    --------
     Net cash provided by operating activities .........      4,525      17,684
                                                           --------    --------

Cash flows from investing activities:
     Additions to property, plant and equipment ........     (2,952)     (3,977)
     Other investing activities ........................        160        (264)
                                                           --------    --------
     Net cash used in investing activities .............     (2,792)     (4,241)
                                                           --------    --------

Cash flows from financing activities:
     Net decrease in revolving credit and long-term debt     (1,512)    (10,444)
     Other financing activities ........................         30          30
                                                           --------    --------
     Net cash used in financing activities .............     (1,482)    (10,414)
                                                           --------    --------

Effect of exchange rates on cash .......................       (107)        184
                                                           --------    --------
Increase in cash and cash equivalents ..................        144       3,213

Cash and cash equivalents, beginning of period .........      1,285         171
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  1,429    $  3,384
                                                           ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during period for: Interest..............   $ 12,799    $ 10,600
                                                           ========    ========
                                    Income taxes .......   $  1,404    $    248
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the nine months ended June 30, 2002
(dollars in thousands)

Note 1.     Basis of Presentation

        The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2001, filed by the Company with the Securities and Exchange Commission (“SEC”) on December 27, 2001. The results of operations for the nine months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year or any other interim period.

         Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

Note 2.     Inventories

         The following is a summary of the major classes of inventories:

                                 September 30, 2001      June 30, 2002
                                 ------------------      -------------
                                                          (Unaudited)

           Raw materials               $ 5,971             $  8,033
           Work-in-process              44,510               37,640
           Finished goods               36,845               48,903
           Other, net                   10,824                8,632
                                       -------             --------
           Net inventories             $98,150             $103,208
                                       =======             ========

Note 3.     Income Taxes

         The income tax provision (benefit) differed from the U.S. federal statutory rate of 34% primarily due to state income taxes and differing tax rates on foreign earnings.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net Revenues. Net revenues decreased approximately $8.8 million to approximately $52.9 million in the third quarter of fiscal 2002 from approximately $61.7 million in the third quarter of fiscal 2001. Volume decreased 21.3% to approximately 3.7 million pounds in the third quarter of fiscal 2002 from approximately 4.7 million pounds in the same period a year earlier. The average selling price increased 8.9% to $14.30 per pound in the third quarter of fiscal 2002 from $13.13 per pound for the same period a year earlier.

        Sales to the aerospace industry decreased by 10.7% to approximately $22.5 million in the third quarter of fiscal 2002 from approximately $25.2 million for the same period a year earlier, due to a 27.2% decrease in the volume partially offset by a 22.4% increase in the average selling price per pound. The decrease in volume was caused by lower sales in all geographic sectors of nickel base and cobalt-containing alloys as the industry continues to adjust to the reduced demands of the commercial aircraft industry. The increase in the average selling price is due to a larger proportion of the higher priced specialty alloy forms and titanium tubulars compared to the lower priced nickel base alloys.

        Sales to the chemical processing industry decreased by 37.7% to approximately $10.1 million in the third quarter of fiscal 2002 from approximately $16.2 million for the same period a year earlier, due primarily to a 36.6% decrease in volume. The decrease in volume can be attributed to a project that ended in the third quarter of fiscal 2001 and did not repeat in the third quarter of fiscal 2002. Also, the highly competitive conditions in the European marketplace during the third quarter of fiscal 2002 compared to the same period a year earlier contributed to the volume decrease.

        Sales to the land-based gas turbine industry increased by 6.7% to approximately $12.8 million in the third quarter of fiscal 2002 from approximately $12.0 million for the same period a year earlier, due primarily to an increase in volume of 7.2% which was slightly offset by a 0.4% reduction in the average selling price per pound. The increase in volume can be attributed to improved sales of proprietary alloy round products in the export market and specialty alloys in the domestic market to support the demand of the gas turbine fabricators.

        Sales to the flue gas desulfurization industry increased by 60.0% to approximately $800,000 in the third quarter of fiscal 2002 from approximately $500,000 for the same period a year earlier, due to a significant increase in volume of 71.4% which was slightly offset by a 3.3% decrease in the average selling price per pound. The increase in volume can be attributed to a significant project that occurred during this period that did not occur in the same period a year earlier. The decrease in the average selling price can be attributed to more competitive project market prices.

        Sales to the oil and gas industry decreased by 33.3% to approximately $1.4 million in the third quarter of fiscal 2002 from approximately $2.1 million for the same period a year earlier, due to a decrease in volume of 17.3% along with a decrease in the average selling price per pound of 21.4%. The decrease in volume can be attributed to a major project that did not repeat during this period compared to the same period a year earlier. The decrease in the average selling price reflected a larger proportion of sales of lower value round products during this period compared to sales of higher valued tubular products in the same period a year earlier.

        Sales to other industries decreased by 22.6% to approximately $4.8 million in the third quarter of fiscal 2002 from approximately $6.2 million for the same period a year earlier, due to a decrease in volume of 26.2% partially offset by a 4.5% increase in the average selling price per pound. The decrease in volume can be attributed to reduced sales for product applications in the transportation market sector. The increase in the average selling price can be attributed to higher sales of proprietary alloys and forms.

        Cost of Sales. Cost of sales as a percent of revenue remained relatively flat when comparing the third quarter of fiscal 2002 with the same period a year earlier.

         Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $600,000 to approximately $5.5 million in the third quarter of fiscal 2002 from approximately $6.1 million for the same period a year earlier. The decrease in selling and administrative expenses can be attributed to lower compensation expenses.

        Research and Technical Expense. Research and technical expenses remained relatively flat when comparing the third quarter of fiscal 2002 with the same period a year earlier.

        Operating Income. As a result of the above factors, operating income for the third quarter of fiscal 2002 was approximately $5.9 million, which includes approximately $600,000 contributed by the Company's foreign subsidiaries. Operating income was approximately $6.9 million for the third quarter of fiscal 2001, which includes approximately $1.3 million contributed by the Company's foreign subsidiaries.

        Other Costs. Other costs increased by approximately $500,000 to approximately $600,000 for the third quarter of fiscal 2002 from approximately $100,000 for the same period a year earlier. The increase in other costs can be attributed to foreign exchange losses.

        Interest Expense. Interest expense decreased approximately $700,000 to approximately $5.1 million for the third quarter of fiscal 2002 from approximately $5.8 million for the same period a year earlier. Lower revolving credit borrowings and lower interest rates contributed to the decrease when comparing the two quarters.

        Income Taxes. The provision for income taxes decreased by approximately $400,000 to approximately $100,000 for the third quarter of fiscal 2002 from approximately $500,000 for the same period a year earlier, primarily due to a decrease in the foreign subsidiaries pretax income.

        Net Income. As a result of the above factors, net income was approximately $13,000 for the third quarter of fiscal 2002 compared with approximately $588,000 for the same period a year earlier.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

        Net Revenues. Net revenues decreased approximately $13.6 million to approximately $173.0 million in the first nine months of fiscal 2002 from approximately $186.6 million in the first nine months of fiscal 2001. Volume decreased 16.7% to approximately 12.5 million pounds in the first nine months of fiscal 2002 from approximately 15.0 million pounds for the same period a year earlier. The average selling price increased 11.3% to $13.84 per pound in the first nine months of fiscal 2002 from $12.44 per pound for the same period a year earlier. The Company's consolidated backlog has declined approximately $37.7 million, or 37.1%, from approximately $101.6 million at September 30, 2001 to approximately $63.9 million at June 30, 2002.

        Sales to the aerospace industry decreased by 8.2% to approximately $71.6 million in the first nine months of fiscal 2002 from approximately $78.0 million for the same period a year earlier, due to a decrease in volume of 29.9% which was partially offset by a 30.9% increase in the average selling price per pound. The decrease in volume can be attributed to a significant reduction in domestic and European sales of nickel base alloy flat and round products in the gas turbine sector caused by the reduced demand of the commercial aircraft industry. The increase in the average selling price can be attributed to a larger proportion of sales of higher valued specialty alloy flat products and titanium tubulars as compared to the lower priced nickel base alloy forms for the same period a year earlier.

        Sales to the chemical processing industry decreased by 35.2% to approximately $33.9 million in the first nine months of fiscal 2002 from approximately $52.3 million for the same period a year earlier, due primarily to a 35.6% decrease in volume. The lower volume is a result of a lack of large project business worldwide and reduced maintenance related activity.

        Sales to the land-based gas turbine industry increased by 26.8% to approximately $41.6 million in the first nine months of fiscal 2002 from approximately $32.8 million for the same period a year earlier, due to an increase in volume of 24.4% along with an increase in the average selling price per pound of 2.1%. The increase in volume can be attributed to improved sales of proprietary alloy round products into the domestic and European market as well as specialty alloy flat products to European fabricators to support the demand of the gas turbine manufacturers. The slight increase in selling price can be attributed to the larger proportion of the higher priced specialty and proprietary alloys as compared to the lower priced nickel base alloy products.

        Sales to the flue gas desulfurization industry increased by 13.0% to approximately $2.6 million in the first nine months of fiscal 2002 from approximately $2.3 million for the same period a year earlier, due to a 12.7% increase in volume along with a 2.7% increase in the average selling price per pound. The increase in volume can be attributed to a large export retrofit project during this period that did not occur in the same period the previous year. The increase in the average selling price can be attributed to improvement in market price conditions.

        Sales to the oil and gas industry increased by 26.4% to approximately $6.7 million in the first nine months of fiscal 2002 from approximately $5.3 million for the same period a year earlier, due to an increase in volume of 19.1% along with an increase in the average selling price per pound of 6.9%. The higher volume can be attributed to an additional deep well project during this period.

        Sales to other industries decreased 4.5% to approximately $14.7 million in the first nine months of fiscal 2002 from $15.4 million for the same period a year earlier, due primarily to a decrease in volume of 5.2%. The decrease in volume can be attributed to a lack of available business in these minor markets.

        Cost of Sales. Cost of sales as a percentage of net revenues decreased to 75.8% in the first nine months of fiscal 2002 from 80.0% for the same period a year earlier. The lower percentage of cost compared to sales in the first nine months of fiscal 2002 was due to increases in the average selling price per pound on a higher proportion of specialty and proprietary alloys partially offset by the higher unit costs inherent to these alloys.

        Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $1.4 million to approximately $17.1 million in the first nine months of fiscal 2002 from approximately $18.5 million for the same period a year earlier. The decrease in selling and administrative expenses can be attributed to lower compensation expenses, reduced contracted services and lower legal costs.

        Research and Technical Expense. Research and technical expenses decreased by approximately $200,000 to approximately $2.7 million in the first nine months of fiscal 2002 from approximately $2.9 million for the same period a year earlier. The decrease in research and technical expenses can be attributed to lower compensation expense.

        Operating Income. As a result of the above factors, operating income for the first nine months of fiscal 2002 was approximately $22.0 million, which includes approximately $2.5 million contributed by the Company's foreign subsidiaries. Operating income was approximately $16.0 million for the first nine months of fiscal 2001, which includes approximately $4.7 million contributed by the Company's foreign subsidiaries.

        Other. Other costs remained relatively flat when comparing the first nine months of fiscal 2002 with the same period a year earlier.

        Interest Expense. Interest expense decreased by approximately $2.2 million to approximately $15.5 million in the first nine months of fiscal 2002 from approximately $17.7 million for the same period a year earlier. Lower revolving credit borrowings and lower interest rates contributed to the decrease when comparing the first nine months of fiscal 2002 to the first nine months of fiscal 2001.

         Income Taxes. Income taxes changed by approximately $3.2 million to a provision of approximately $2.5 million for the first nine months of fiscal 2002, from a benefit of approximately $700,000 for the same period a year earlier, due to the change in the Company's results from a pretax loss to pretax income.

        Net Income. As a result of the above factors, net income was approximately $3.3 million in the first nine months of fiscal 2002 compared with a net loss of approximately $1.8 million for the same period a year earlier.

Liquidity and Capital Resources

        The Company's near term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $4.0 million for the first nine months of fiscal 2002 compared to $3.0 million for the same period a year earlier. The remainder of planned fiscal 2002 expenditures is targeted for the Company's environmental projects. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility"). The Company believes these sources of capital will be sufficient to fund these capital expenditures and working capital requirements over the next 12 months, although there can be no assurance of this.

        Net cash provided by operating activities in the first nine months of fiscal 2002 was approximately $17.7 million as compared to $4.5 million for the same period a year earlier. The cash provided by operating activities for the first nine months of fiscal 2002 was a result of a decrease of approximately $9.8 million in accounts receivable, noncash depreciation and amortization of approximately $4.5 million, net income of approximately $3.3 million, deferred income taxes of approximately $1.8 million, an increase in accounts payable and accruals of approximately $400,000, and a source of approximately $2.6 million in other items of which the net was partially offset by an increase of approximately $4.6 million in inventory. Net cash used for investing activities increased to approximately $4.2 million for the first nine months of fiscal 2002 from approximately $2.8 million for the same period a year earlier, due primarily to capital expenditures. Net cash used in financing activities for the first nine months of fiscal 2002 was approximately $10.4 million, due to net reductions in borrowings under the Fleet Revolving Credit Facility.

        Cash for the first nine months of fiscal 2002 increased approximately $3.2 million resulting in a June 30, 2002 cash balance of approximately $3.4 million. Cash for the first nine months of fiscal 2001 increased approximately $100,000, resulting in a cash balance of approximately $1.4 million at June 30, 2001.

        Total debt at June 30, 2002, was approximately $195.5 million compared to approximately $207.8 million at June 30, 2001, reflecting decreased borrowing under the Fleet Revolving Credit Facility and capital lease financing.

        At June 30, 2002, approximately $51.3 million had been borrowed pursuant to the Fleet Revolving Credit Facility compared to approximately $63.1 million at June 30, 2001. In addition, as of June 30, 2002, approximately $1.6 million in Letter of Credit reimbursement obligations had been incurred by the Company. The Fleet Revolving Credit Facility includes a reserve for accrued interest, payable March 1 and September 1, in connection with the Senior Notes of approximately $5.4 million at June 30, 2002 and a permanent fixed charge reserve which is $2.0 million at June 30, 2002. The Company had available additional borrowing capacity of approximately $11.1 million on the Fleet Revolving Credit Facility at June 30, 2002.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Haynes' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

        Our accounting policies are more fully described in Note 1 to the audited financial statements, contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. We have identified certain critical accounting policies, which are described below.

Inventories

        Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined using the last-in, first-out (LIFO) method. The cost of foreign inventories is determined using the first-in, first-out (FIFO) method and average cost method. In addition, Haynes writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Haynes has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management believes the deferred tax assets are fully recoverable and, therefore, no valuation allowance has been recorded. In the event Haynes were to determine that it would be unable to realize its deferred tax assets in future periods, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Accounts Receivable

        Haynes maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company markets its products to a diverse customer base, both in the United States of America and overseas. Trade credit is extended based upon evaluation of each customer's ability to perform its obligation, which is updated periodically. If the financial condition of Haynes' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

        Revenue is recognized at the time of shipment. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

Accrued Liabilities

        Significant accrued liabilities include reserves for environmental remediation, salaries and benefits, interest on debt, and other operating items. The measurement of these liabilities by the Company is based on currently available facts, present laws, and regulations.

Environmental Remediation

        When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary. To the extent there are additional future developments, administrative actions, or liabilities relating to environmental matters, the Company may incur additional expenses related to environmental remediation.

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

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 28 of the Annual Report on Form 10-K for the year ended September 30, 2001, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of these standards will have no effect on the Company's results of operations or financial position.

        SFAS No. 143 "Accounting for Asset Retirement Obligation" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were issued during fiscal year 2001. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001, and addresses recognition and measurement of impairment losses on long-lived assets. The Company has not yet determined the impact that adopting SFAS No. 143 and SFAS No. 144 will have on its results of operations or financial position.

        SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued April 2002. The Company has not yet determined the impact that adopting SFAS No. 145 will have on its results of operations or financial position.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

         At June 30, 2002, the Company's primary market risk exposure was foreign currency exchange rate, interest rate, and raw material price fluctuations.

        The foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Any US dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy US dollars are with maturity dates of less than six months. At June 30, 2002, the Company had one foreign currency exchange contract outstanding with an unrealized gain of approximately $1,000.

        Changes in interest rates affect the Company's interest expense on variable rate debt. Approximately 26.2% of the Company's total debt was variable rate debt at June 30, 2002. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $200,000 for the nine months ended June 30, 2002. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

        At June 30, 2002, the Company had no outstanding raw material purchase contracts.

PART II      OTHER INFORMATION

Item 1.     Legal Proceedings

        The Company is regularly involved in routine litigation, both as a plaintiff and as a defendant, and federal and/or state Equal Employment Opportunity Commission administrative actions. In addition, the Company is subject to extensive federal, state, and local laws and regulations. While the Company's policies and practices are designed to ensure compliance with all laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen expenditures for these matters.

        On July 13, 2000, the Indiana Department of Environmental Management ("IDEM") issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company has violated various conditions of its Title V air emissions permit. The Company is attempting to resolve these issues with IDEM.

        Although the level of future expenditures for legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations, or liquidity.

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

HAYNES INTERNATIONAL, INC.
/s/ Francis J. Petro Francis J. Petro President and Chief Executive Officer
/s/ Calvin S. McKay Calvin S. McKay Vice President, Finance Chief Financial Officer
Date: August 13, 2002

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit	Sequential Numbering System Page Number of Exhibit
(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, Registration No. 33-32617.)
	3.02	Bylaws of Registrant. (Incorporated by reference to Exhibit 3.02 to Registration Statement on Form S-1, Registration No. 33-32617.)
(4)	4.01	Indenture, dated as of August 23, 1996, between Haynes International, Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior Notes Due 2004, table of contents and cross-reference sheet. (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-K Report for the year ended September 30, 1996, File No. 333-5411.)
	4.02	Form of 11 5/8% Senior Note Due 2004. (Incorporated by reference to Exhibit 4.02 to the Registrant's Form 10- K Report for the year ended September 30, 1996, File No. 333-5411.)
(10)	10.01	Stock Purchase Agreement, dated as of January 24, 1997, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II Merchant Banking Fund L.P., Blackstone Family Investment Partnership L.P., Haynes Holdings, Inc. and Haynes International, Inc. (Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-K Report, filed February 13, 1997, File No. 333-5411.)
	10.02	Haynes Holdings, Inc. Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.08 to Registration Statement on Form S-1, Registration No. 33-32617.)
	10.03	First Amendment to the Haynes Holdings, Inc. Employee Stock Option Plan, dated March 31, 1997. (Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q Report, filed May 15, 1997, File no. 333-5411.)

	10.04	Form of "New Option" Agreements between Haynes Holdings, Inc. and the executive officers of Haynes International, Inc. named in the schedule to the Exhibit. (Incorporated by reference to Exhibit 10.09 to Registration Statement on Form S-1, Registration No. 33-32617.)
	10.05	Form of March 1997 Amendment to Holdings Option Agreements. (Incorporated by reference to Exhibit 10.23 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411).
	10.06	March 1997 Amendment to Amended and Restated Holdings Option Agreement, dated March 31, 1997. (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)
	10.07	Credit Agreement by and among Institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.30 to Registrant's Form 10-K Report filed December 28, 1999, File No. 333-5411.)
	10.08	Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.21 to Registrant's Form 10-Q Report filed February 14, 2000, File No. 333-5411.)
(11)		No Exhibit.
(15)		No Exhibit.
(22)		No Exhibit.
(23)		No Exhibit.
(24)		No Exhibit.
(99)		Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.