Form 10-K
period 2002-09-30
HAYNES INTERNATIONAL INC
filed 2002-12-20
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

|X|	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002.
| |	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934.

Commission File Number 33-32617

HAYNES INTERNATIONAL, INC.
 (Exact name of the registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principle executive offices)	(Zip Code)
(765) 456-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 by Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2).   Yes          No   X

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 20, 2002 was 100.

Documents Incorporated by Reference:   None

The Index to Exhibits begins on page   67  .

Part I

Item 1.   Business

General

         The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company's products are high temperature alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 68% of the Company's net revenues in fiscal 2002. In addition, the Company produces its alloy products as seamless and welded tubulars, bar, billet and wire forms.

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

Products

         The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. The percentages of the Company's total product revenue and volume presented in this section are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentage presented in this section. In fiscal 2002, HTA and CRA products accounted for approximately 76% and 24%, respectively, of the Company's net revenues.

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

         High Temperature Alloys The following table sets forth information with respect to the Company's significant high temperature alloys, applications and features:

Alloy and Year Introduced	End Markets and Applications (1)	Features
HAYNES HR-160 (1990) (2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242 (1990) (2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES HR-120 (1990) (2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES 230 (1984) (2)	Aero/LBGT-ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 214 (1981) (2)	Aero-honeycomb seals	Good combination of oxidation resistance and fabricability among nickel-based alloys
HAYNES 188 (1968) (2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-based alloys
HAYNES 625 (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 263 (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600(degree)F
HAYNES 718 (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY X (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost.
HAYNES Ti 3-2.5 (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES 25 (1950) (2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800(degree)F

(1)	"Aero" refers to aerospace; "LBGT" refers to land-based gas turbines; "CPI" refers to the chemical processing industry.
(2)	Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

         Corrosion Resistant Alloys   The following table sets forth information with respect to certain of the Company's significant corrosion resistant alloys, applications and features:

Alloy and Year Introduced	End Markets and Applications (1)	Features
HASTELLOY C-2000 (1995) (2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY B-3 (1994) (2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY D-205 (1993) (2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET (1990) (2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY G-50 (1989)	Oil and gas-sour gas tubulars	Good resistance to down hole corrosive environments
HASTELLOY C-22 (1985) (2)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY G-30 (1985) (2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY B-2 (1974)	CPI-acetic acid	Resistance to hydrochloric acid and other reducing acids
HASTELLOY C-4 (1973)	CPI-tanks, mixers, piping	Good thermal stability
HASTELLOY C-276 (1968)	CPI/FGD/oil land gas-tanks, mixers, piping	Broad resistance to many environments

(1)	"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulfurization industry.
(2)	Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

End Markets

         Aerospace.        The Company has manufactured HTA products for the aerospace market since it entered the market in the late 1930's, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Demand for the Company's products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance and replacement.

         Chemical Processing.   The chemical processing industry segment represents a large base of customers with diverse CRA applications driven by demand for key end use industries such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing industry since the early 1930's. Demand for the Company's products in this industry is based on the level of maintenance, repair and expansion of existing chemical processing facilities as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service centers and independent distributors is a competitive advantage in marketing its CRA products.

         Land Based Gas Turbines.   Demand for the Company's products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil-fuel-fired utilities during times of peak demand. Demand for the Company's alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Further demand is generated in mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls. The LBGT industry was a growth market for the Company through 2001, however, LBGT order entry activity has declined through 2002 and it is uncertain when this market will return to the activity levels experienced by the Company over the last three years.

         Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Other industries to which the Company sells its HTA and CRA products include flue gas desulfurization, oil and gas, waste incineration, industrial heat treating, automotive and instrumentation. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. The Company also sells its products for use in the oil and gas industry, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products.

Sales and Marketing and Distribution

         Providing technical assistance to customers is an important part of the Company's marketing strategy. The Company provides analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the substitution of Company products for other materials in appropriate applications, enabling the Company's products to be specified for use in the production of customers' products. Market development professionals are assisted by the research and development staff in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing and research and development customer support provides an advantage over other manufacturers in the high performance alloy industry. This activity allows the Company to obtain direct insight into customers' alloy needs and allows the Company to develop proprietary alloys that provide solutions to customers' problems.

         The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, with direct sales coverage in the United States and Canada, three wholly-owned European subsidiaries and a wholly owned subsidiary in Singapore serving the Pacific Rim. Approximately 81% of the Company's net revenues in fiscal 2002 were generated by the Company's direct sales organization. The remaining 19% of the Company's fiscal 2002 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

         The following table sets forth the approximate percentage of the Company's fiscal 2002 net revenues generated through each of the Company's distribution channels.

                                          DOMESTIC   FOREIGN     TOTAL
                                          --------   -------     -----

Company sales office/service centers         59%        22%        81%
Independent distributors/sales agents        12%         7%        19%
                                             --         --        ---
     Total                                   71%        29%       100%
                                             ==         ==        ===

         The top twenty customers, not affiliated with the Company, accounted for approximately 41% of the Company's net revenues for fiscal 2002. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2002.

         The Company's foreign and export sales were approximately $86.7 million, $90.5 million, and $83.5 million for fiscal 2000, 2001, and 2002, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to Consolidated Financial Statements appearing elsewhere herein.

Manufacturing Process

         High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, billet/ingot, tubular, and other forms, which represented 41%, 23%, 20%, 9%, and 7%, respectively, of total volume sold in fiscal 2002 (after giving effect to the conversion of billet to bar by the Company's UK subsidiary).

         The manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each alloy. For most alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing and pickling operations before being cut to final size.

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

Backlog

         As of September 30, 2002, the Company's backlog orders aggregated approximately $52.5 million, compared to approximately $101.6 million at September 30, 2001, and approximately $84.6 million at September 30, 2000. The backlog for the period ending September 30, 2002, was down $49.1 million or 48.3% as compared to the prior year and order entry was down $91.9 million or 34.2% for the year ending September 30, 2002, as compared to the prior year. Substantially all orders in the backlog at September 30, 2002 are expected to be shipped within the twelve months beginning October 1, 2002. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at historical or current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years. The backlog for past years have been adjusted to reflect the consolidated backlog inclusive of the service centers.

                       THE COMPANY'S CONSOLIDATED BACKLOG
                              AT FISCAL QUARTER END
                                  (IN MILLIONS)

              1998        1999        2000         2001        2002
              ----        ----        ----         ----        ----

      1st   $  72.2     $  57.1     $  62.4     $   82.0     $  88.0
      2nd   $  67.6     $  58.2     $  82.9     $   93.5     $  77.2
      3rd   $  62.4     $  55.9     $  84.6     $   92.3     $  63.9
      4th   $  51.6     $  59.9     $  84.6     $  101.6     $  52.5

Raw Materials

         Nickel is the primary material used in the Company's alloys. Each pound of alloy contains, on average, 48% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap. The significant sources of cobalt are the countries of Zambia, Zaire and Russia; all other raw materials used by the Company are available from a number of alternative sources.

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

        Year Ended
       September 30,                     Average Price
       -------------                     -------------

          1998..........................     2.40
          1999..........................     2.29
          2000..........................     3.98
          2001..........................     2.96
          2002..........................     3.12

Research and Technical Development

         The Company's research facilities are located at the Company's Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2002, the research and technical development staff consisted of 40 persons, 14 of whom have engineering or science degrees, including seven with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

         Research and technical development costs relate mainly to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to provide technical support to the commercial and manufacturing groups and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.7 million, $3.7 million and $3.8 million for research and technical development activities for fiscal 2002, 2001 and 2000, respectively.

         During fiscal 2002, exploratory alloy development projects were focused on new high temperature alloy products for gas turbine, chemical process industry, and industrial heating service industries. Engineering projects include new manufacturing process development, specialized test data development and application support for large volume projects involving power generation and radioactive waste containment. The Company is continuing to develop an extensive database storage and retrieval system to better manage its corrosion, high temperature and mechanical property data.

         Over the last twelve years, the Company's technical programs have yielded eight new proprietary alloys and 15 United States patents, with five United States patent applications pending. The Company currently maintains a total of about 28 United States patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Five of the alloys considered by management to be of future commercial significance, HAYNES HR-120, HAYNES 242, ULTIMET, HAYNES C-2000 and HASTELLOY B-3, are protected by United States patents that continue until the years 2008, 2008, 2009, 2018 and 2020, respectively.

Competition

         The high performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company faces strong competition from domestic and foreign manufacturers of both the Company's high performance alloys and other competing metals. The Company's primary competitors include Special Metals Corporation, Allegheny Technologies, Inc., G.O. Carlson and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products.

Employees

         As of September 30, 2002, the Company had approximately 956 employees. All eligible hourly employees at the Kokomo plant and Lebanon Service Center are covered by a collective bargaining agreement with the United Steelworkers of America ("USWA") which was ratified on July 2, 2002, and which expires on June 11, 2005. As of September 30, 2002, 455 employees of the Kokomo and Lebanon facilities were covered by the collective bargaining agreement. None of the employees of the Company's Arcadia, Louisiana or European operations are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

Environmental Matters

         The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.3 million for fiscal 2002 and are expected to be approximately $1.3 million for fiscal year 2003. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $50,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, record keeping requirements relating to Title V Air Permit, record keeping requirements relating to and handling of, polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Additions and improvements may be required at the Kokomo, Indiana Wastewater Treatment Facility based on proposed restrictions of the local sewer use ordinance. Therefore, the Company has budgeted approximately $400,000 to be spent on water treatment facilities over the next two years.

         On July 13, 2000, the Indiana Department of Environmental Management ("IDEM") issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company had violated various conditions of its Title V air emissions permit. The Company is attempting to resolve these issues with IDEM. Although the Company does not believe this or any similar regulatory enforcement action will have a material impact on its operations, there can be no assurance that additional violations will not be alleged or will not result in the assessment of penalties in the future. As of September 30, 2002, capital expenditures of approximately $1.7 million have been made for air pollution control improvements with another $219,000 planned expenditures for 2003.

         The Company has received permits from IDEM and the US Environmental Protection Agency ("EPA") to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Construction was completed in May 1994 and closure certification was received in fiscal 1999. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. The Company believes that some or all of these contaminants may have migrated from a nearby superfund site. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo facility, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to obtain permits and undertake other closure projects and post-closure commitments for any other waste management unit determined to exist at the facility.

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

         The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of its wastes. The Company's operations generate hazardous substances, and, while a large percentage of these wastes are reclaimed or recycled, the Company also accumulates hazardous wastes at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous waste transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon waste generators, site owners and operators and other potentially responsible parties ("PRPs"). Based on its prior shipment of certain hydraulic fluid, the Company is one of approximately 300 PRPs in connection with the proposed cleanup of the Fisher-Calo site in Indiana. The PRP's have negotiated a Consent Decree implementing a remedial design/remedial action plan ("RD/RA") for the site with the EPA. The Company has paid approximately $138,000 as its share of the total estimated cost of the RD/RA under the Consent Decree. Based on information available to the Company concerning the status of the cleanup efforts at the site, the large number of PRP's and the prior payments made by the Company, management does not expect the Company's involvement in this site to have a material adverse effect on the financial condition, results of operations or liquidity of the Company. The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a PRP at sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         On July 17, 2002, the United States Environmental Protection Agency, Region 5 ("US EPA") issued a Pre-filing Notice and Opportunity to Confer to the Company imposing monetary sanctions and alleging that the Company has violated certain requirements of the Resource, Conservation, and Recovery Act. Specifically, the US EPA is alleging violations concerning hazardous waste record keeping, waste characterization, and hazardous waste disposal at the Kokomo, Indiana facility. The Company is currently negotiating this pre-filing Notice and believes that the settlement will not have a material effect on the operations of the Company.

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

Item 2.   Properties

         The Company's owned and leased facilities, and the products and services provided at each facility, are as follows:

        Owned Facilities
        Kokomo, Indiana –manufactures and sells all product forms, other than tubular goods.
        Arcadia, Louisiana —manufactures and sells welded and seamless tubular goods.
        Openshaw, England —manufactures and sells bar and billet for the European market.
        Zurich, Switzerland —(1) stocks and sells all product forms.

        Leased Facilities
        Lebanon, Indiana—(1)stocks and sells all product forms
        Houston, Texas—(1)stocks and sells all product forms
        Windsor, Connecticut—(1)stocks and sells all product forms
        Anaheim, California—(1)stocks and sells all product forms
        Singapore—sells all product forms

        (1)  Service Centers

         The Kokomo plant, the primary production facility, is located on approximately 180 acres of industrial property and includes over one million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the four-high breakdown mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular goods are produced in Kokomo.

         The Arcadia plant consists of approximately 42 acres of land and over 135,000 square feet of buildings on a single site. Arcadia uses feedstock produced in Kokomo to fabricate welded and seamless super alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. Manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces and pickling facilities.

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

         All service center warehouses are single site locations and are less than 100,000 square feet.

         Although capacity can be limited from time to time by certain production processes, the Company believes that its existing facilities will provide sufficient capacity for current and future demand.

Item 3.   Legal Proceedings

         The Company is regularly involved in routine litigation, both as a plaintiff and as a defendant, and federal and/or state EEOC administrative actions. In addition, the Company is subject to extensive federal, state and local laws and regulations. While the Company's policies and practices are designed to ensure compliance with all laws and regulations, future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters.

         On July 13, 2000, the Indiana Department of Environmental Management ("IDEM") issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company has violated various conditions of its Title V air emissions permit. The Company is negotiating to resolve these issues with IDEM.

         On July 17, 2002, the United States Environmental Protection Agency, Region 5 ("US EPA") issued a Pre-filing Notice and Opportunity to Confer to the Company imposing monetary sanctions and alleging that the Company has violated certain requirements of the Resource, Conservation, and Recovery Act. Specifically, the US EPA is alleging violations concerning hazardous waste record keeping, waste characterization, and hazardous waste disposal at the Kokomo, Indiana facility. The Company is currently negotiating this pre-filing Notice and believes that the settlement will not have a material effect on the operations of the Company.

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

         As of September 30, 2002, there was one holder of the common stock of the Company.

         There have been no cash dividends declared on the common stock for the three fiscal years ended September 30, 2002, 2001 and 2000.

         The payment of dividends is limited by terms of certain debt agreements to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.

         Item 12 includes disclosures relating to the Company's Equity Compensation Plan.

Item 6.   Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except ratio data)

         The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1998, 1999, 2000, 2001 and 2002 are derived from the audited consolidated financial statements of the Company.

         These selected financial data are not covered by the auditors' report and are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                                    Year Ended September 30,
                                                                    ------------------------
Statement of Operations Data:                    1998            1999          2000             2001           2002
                                                 ----            ----          ----             ----           ----
Net revenues                                 $246,944        $208,986      $229,528          $251,714      $225,942
Cost of sales                                 191,849         164,349       186,574           196,790       175,577
Selling and administrative expenses            19,118          25,908(1)     23,722(1)(2)      27,254        24,628
Research and technical expenses                 3,939           3,883         3,752             3,710         3,697
Operating income                               32,038          14,846        15,480(4)         23,960        22,040
Terminated acquisition costs                    6,199(2)          388(2)        ---               ---           ---
Interest expense, net                          21,066          20,213        22,457            23,066        20,442
Income (loss) before cumulative effect
   of change in accounting principle            2,456             564        (4,809)              281           922
Cumulative effect of change in
   accounting principle (net of tax
   benefit)                                      (450)(3)         ---           640(4)            ---           ---
                                             --------        --------      --------          --------      --------
Net income (loss)                            $  2,006        $    564      $ (4,169)         $    281      $    922
                                             ========        ========      ========          ========      ========

                                                                          September 30,
                                                                          -------------
Balance Sheet Data:                              1998            1999          2000              2001          2002
                                                 ----            ----          ----              ----          ----
Working Capital (5)                          $ 66,974        $ 56,622      $ 41,229          $ 48,135      $ 58,725
Property, plant and equipment, net             29,627          32,572        42,299            41,557        42,721
Total assets                                  207,263         221,237       243,365           242,445       234,635
Total debt                                    175,877         183,879       209,438           206,262       189,685
Accrued post-retirement benefits               96,483          97,662        99,281           102,209       121,717
Stockholder's equity (Capital deficiency)     (90,938)        (90,052)      (98,167)          (97,326)      (97,398)

                                                                    Year Ended September 30,
                                                                    -----------------------
Other Financial Data:                            1998            1999          2000              2001          2002
                                                 ----            ----          ----              ----          ----
Depreciation and amortization (6)            $  8,148        $  5,388      $  3,822          $  8,435      $ 13,612
Capital expenditures                            5,919           8,102         9,087             4,181         6,032
EBITDA (7)                                     40,186          25,446        21,125(9)         32,550(9)     36,469(9)
Ratio of EBITDA to interest expense             1.91x           1.26x          .99x             1.41x         1.78x
Ratio of earnings before fixed charges
   to fixed charges (5) (8)                     1.22x             ---           ---             1.04x         1.07x
Net cash provided by (used in)
   operating activities                        14,584            (509)      (12,462)            6,433        26,296
Net cash used in investing activities          (5,750)         (7,951)       (8,688)           (4,181)       (5,665)
Net cash provided by (used in)
   financing  activities                       (8,562)          8,570        19,412           (3,410)       (15,860)

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

(2)  Terminated  acquisition  costs  of  approximately  $6,199  and $388  were  recorded  in  fiscal  1998 and  1999, respectively,  in connection with the abandoned attempt to acquire Inco Alloys International by Haynes Holdings,
     Inc. Also,  during fiscal 2000 an additional $161 of terminated  acquisition costs were accounted for as selling and administrative expenses. These costs previously had been deferred.

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

(4)  On January 1, 2000, the Company  changed its method of amortizing  unrecognized  actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average  remaining service period of active  participants.  The $640  cumulative  effect of the change on prior years (after a reduction of
     $426 for income taxes) is included in income in fiscal 2000.

(5)  Reflects  the excess of current  assets over  current  liabilities  as set forth in the  Consolidated  Financial
     Statements.

(6)  Reflects (a) depreciation and  amortization as presented in the Company's  Consolidated  Statement of Cash Flows
     and set forth in Note (7) below, plus or minus (b) other non-cash charges, including the amortization of prepaid pension costs (which is included in the change in other asset category) and the  amortization of  postretirement benefit costs, minus amortization of debt issuance costs, all as set forth in Note (7) below.

(7)  Represents for the relevant period net income (loss) plus expenses recognized for interest, taxes, depreciation, amortization and other non-cash charges, (i) plus terminated acquisition costs outlined in Note (2), and $450 of business  process  reengineering  costs  outlined  in Note  (3) for  fiscal  1998,  (ii)  plus  the  Grand  Jury investigation  costs and  executive  transition  costs  discussed  in Note (1) for  fiscal  1999 and  2000,  and terminated acquisition costs outlined in Note (2) for fiscal 1999, (iii) plus $640 of actuarial gains and losses outlined in Note (4) for fiscal 2000 and (iv) plus other non-recurring  charges of $701 and $660 for fiscal 2000 and 2002,  respectively,  accounted for as cost of sales. In addition to net interest  expenses as listed in the table, the following charges are added to net income (loss) to calculate EBITDA:

                                                        1998          1999         2000         2001         2002
                                                        ----          ----         ----         ----         ----
Provision for (benefit from) income taxes            $ 2,317       $(6,319)     $ (2,168)      $  613      $   677
Depreciation                                           8,029         5,145         3,860        4,922        4,760
Amortization:
     Debt issuance costs                               1,247         1,246         1,152        1,308        1,316
     Prepaid pension benefit                            (163)         (938)       (5,443)      (3,339)        (502)
     Non-qualified pension cost                          ---           ---           213          156          156
                                                     -------       -------      --------       ------      -------
                                                      11,430          (866)       (2,386)       3,660        6,407
SFAS 106 postretirement benefits                         282         1,181         5,405        6,852        9,354
Amortization of debt issuance costs                   (1,247)       (1,246)       (1,152)      (1,308)      (1,316)
                                                     -------       -------      --------       ------      -------
    Total                                            $10,465       $  (931)     $  1,867       $9,204      $14,445
                                                     =======       =======      ========       ======      =======

     EBITDA should not be construed as a substitute for income from operations,  net income (loss) or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States of America  ("GAAP").  The  Company has  included  EBITDA  because it  believes  it is commonly  used by certain investors  and analysts to analyze and compare  companies on the basis of  operating  performance,  leverage and liquidity and to determine a company's  ability to service debt.  Because  EBITDA is not  calculated in the same manner by all entities,  EBITDA as calculated  by the Company may not  necessarily  be comparable to that of the
     Company's competitors or of other entities.

(8)  For purposes of these computations,  earnings before fixed charges consist of net income (loss) before provision for (benefit from) income taxes,  extraordinary item and cumulative effect of a change in accounting  principle, plus fixed charges. Fixed charges consist of interest on debt, amortization of debt issuance costs and estimated interest portion of rental expense.  Earnings were  insufficient to cover fixed charges by $5,850 and $6,977 for fiscal 1999 and 2000, respectively.

(9)  For fiscal years 2000,  2001,  and 2002 the Company was able to utilize  pension plan assets  through the use of
     401(h) plan due to the over funded status of the pension plan. The amounts transferred for this purpose from the pension  plan to the  401(h)  plan for  fiscal  years  2000,  2001,  and 2002 were $4.0  million  in each of the respective years.  Because the pension plan currently has a benefit  liability,  there will be no funding to the
     401(h) plan from the pension plan assets for 2003. The effect of having the 401(h) plan in effect and funded for each of these years was to increase EBITDA by the amount funded from the pension plan assets.

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

Company Background

         The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 76% and 24%, respectively, of the Company's net revenues in fiscal 2002. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms. The Company also produces its alloys in round and tubular forms. In fiscal 2002, flat products accounted for 68% of shipments and 68% of net revenues.

         The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries, a wholly-owned subsidiary in Singapore, and sales agents who supplement the Company's direct sales efforts in the Pacific Rim. Approximately 81% of the Company's net revenues in fiscal 2002 was generated by the Company's direct sales organization. The remaining 19% of the Company's fiscal 2002 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

         The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 2002, sales to customers outside the United States accounted for approximately 29% of the Company's net revenues.

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

         Lead times from order to shipment can be a competitive factor as well as an indication of the strength of the demand for high temperature alloys. The Company's current average lead times from order to shipment, depending on product form, are approximately 10 to 30 weeks.

Overview of Markets

         A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table:

                                1998               1999                 2000                 2001               2002
                                ----               ----                 ----                 ----               ----
                                     % OF              % OF                  % OF                 % OF               % OF
                          AMOUNT    TOTAL     AMOUNT   TOTAL       AMOUNT    TOTAL      AMOUNT    TOTAL    AMOUNT    TOTAL
                          ------    -----     ------   -----       ------    -----      ------    -----    ------    -----

Aerospace                 $111.9    45.3%     $ 87.3    41.8%      $ 94.3     41.1%     $103.4    41.1%    $ 92.8    41.1%
Chemical processing         79.7    32.3        71.0    34.0         62.3     27.1        67.8    26.9       45.8    20.3
Land-based gas turbines     17.5     7.1        24.1    11.5         35.1     15.3        47.4    18.8       52.6    23.3
Other markets               34.1    13.8        21.7    10.4         35.4     15.4        32.3    12.9       32.1    14.1
                          ------   -----      ------   -----      -------    -----      ------    ----     ------    ----
Total product              243.2    98.5       204.1    97.7        227.1     98.9       250.9    99.7      223.3    98.8
Other revenue (1)            3.7     1.5         4.9     2.3          2.4      1.1          .8      .3        2.6     1.2
                          ------   -----      ------   -----      -------    -----      ------    ----     ------    ----

Net revenues              $246.9   100.0%     $209.0   100.0%      $229.5    100.0%     $251.7   100.0%    $225.9   100.0%
                          ======   =====      ======   =====       ======    =====      ======   =====     ======   =====
  U.S                     $146.5              $125.9               $142.8               $161.2             $142.4
  Foreign                 $100.4              $ 83.1               $ 86.7               $ 90.5             $ 83.5

SHIPMENTS BY MARKET
(MILLIONS OF POUNDS)
Aerospace                    7.6    41.1%        6.2    36.7%         7.6     38.0%        7.6    38.2%       5.4    32.9%
Chemical processing          6.7    36.2         6.8    40.2          5.8     29.0         5.6    28.1        3.8    23.2
Land-based gas turbines      1.6     8.7         2.3    13.6          3.7     18.5         4.6    23.1        5.0    30.5
Other markets                2.6    14.0         1.6     9.5          2.9     14.5         2.2    10.6        2.2    13.4
                          ------   -----      ------   -----      -------    -----      ------    ----     ------    ----
  Total Shipments           18.5   100.0%       16.9   100.0%        20.0    100.0%       20.0   100.0%      16.4   100.0%
                          ======   =====      ======   =====       ======    =====      ======   =====     ======   =====

AVERAGE SELLING PRICE
PER POUND
Aerospace                 $14.72              $14.08               $12.41               $13.61             $17.19
Chemical processing        11.90               10.44                10.74                12.11              12.05
Land-based gas turbines    10.94               10.48                 9.49                10.30              10.52
Other markets              13.12               13.56                12.21                14.68              14.59
  All markets             $13.15              $12.08               $11.36               $12.55             $13.62

------------------------
(1) Includes toll conversion, royalty income, and other.

         Aerospace.   Demand for the Company's products in the aerospace industry is driven by orders for new jet engines as well as requirements for spare parts and replacement parts for jet engines. The Company experienced strong growth in the late 1990's through 2001 due to the aerospace demand cycle. As a result of increased new aircraft production and maintenance requirements, the Company's net revenues from sales to the aerospace supply chain peaked in fiscal 2001.

         Sales to the aerospace market in fiscal 2002 declined by 10.3% from 2001 as the commercial aircraft production by the major manufacturers reached its peak while projecting fewer deliveries in the future. This condition reduced direct demand and caused the supply chain to consume excess inventory. Current indicators are forecasting a declining level of business over the next two years.

        Chemical Processing.   Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company's products is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities in niche markets within the overall industry. In fiscal 2002, shipments of the Company's products to the chemical processing industry decreased from those in fiscal 2001 by 32.4%. A lack of capital projects continues to limit the available opportunities compared to industry capacity growth in fiscal 1998-1999. The basic elements are still present that drive the use of the Company's products, but the high level of mergers, spin-offs, and divestiture of facilities combined to delay or cancel many major projects. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher throughput should, support future demand for more sophisticated alloys, such as the Company's CRA products.

         Current indicators are forecasting reduced project business for the chemical processing industry in fiscal 2003. The Company's key proprietary CRA products, including HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22, are expected to contribute to the Company's activity in this market, although there can be no assurance that this will be the case.

        Land Based Gas Turbines. The Company has leveraged its metallurgical expertise to develop LBGT applications for alloys it had historically sold to the aerospace industry. Land based gas turbines are favored in electric generating facilities due to low capital cost at installation, low cycle installation time, flexibility in use of alternative fuels, and fewer SO2 emissions than traditional fossil fuel-fired facilities. In addition to power generation, land based gas turbines are required as mechanical drivers primarily for production and transportation of oil and gas, as well as emerging applications in commercial marine propulsion and micro turbines for standby or emergency power systems. The Company believes these factors have historically been primarily responsible for creating demand for its products in the LBGT industry.

        Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land-based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990's when Phase I of the Clean Air Act was being implemented, selection of land based gas turbines to satisfy electric utilities demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air Act will further contribute to demand for its products.

        The Company's revenue from sales to the land based gas turbine industry have consistently improved in the past six years. However, the Company believes the demand for Haynes products, based on industry projections, will decrease in fiscal 2003.

        Other Markets. In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2002 include flue gas desulfurization (FGD), oil and gas, waste incineration, industrial heat-treating, automotive, and medical and instrumentation. The Clean Air Act is the primary factor determining the demand for high performance alloys in the FGD industry. The Company's participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. The automotive and industrial heat-treating markets are highly cyclical and very competitive. However, continual opportunities exist in the automotive market due to new safety, engine controls and emission systems technologies. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company's products. Waste incineration presents opportunities for the Company's alloys as landfill space is diminishing and government concerns over pollution, chemical weapon stockpiles, and chemical and nuclear waste handling are increasing. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications of the Company's products.

Results of Operations

         The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

                                                                Years Ended September 30,
                                                                -------------------------
                                                                2000      2001      2002
                                                                ----      ----      ----
Net revenues                                                  100.0%     100.0%    100.0%
Cost of sales                                                  81.3       78.2      77.7
Selling and administrative expenses                            10.3       10.8      10.9
Research and technical expenses                                 1.6        1.5       1.6
                                                              -----      -----     -----
Operating income                                                6.8        9.5       9.8
Interest expense                                                9.9        9.2       9.2
Interest income                                                (0.1)       ---      (0.1)
                                                              -----      -----     -----
Income (loss) before provision for (benefit from)
    income taxes and cumulative effect of a change in
    accounting principle                                       (3.0)        .3        .7
Provision for (benefit from) income taxes                      (0.9)        .2        .3
Cumulative effect of a change in accounting principle,
    net of tax                                                  0.3(1)     ---       ---
                                                              -----      -----     -----
Net income (loss)                                              (1.8)%       .1%       .4%

(1)  On  January 1, 2000,  the  Company  changed  its  method of  amortizing  unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the  lesser  of  five  years  or the  average  remaining  service  period  of  active participants.  The $640,000  cumulative  effect of the change on prior years (after a reduction of $426,000 for income taxes) is included in income in fiscal 2000.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Net Revenues. Net revenues decreased approximately $25.8 million or 10.3% to approximately $225.9 million in fiscal 2002 from approximately $251.7 million in fiscal 2001. Volume decreased 18.0% to approximately 16.4 million pounds from approximately 20.0 million pounds in fiscal 2001. The average selling price increased 8.5% to $13.62 per pound in fiscal 2002 from $12.55 per pound in fiscal 2001, primarily due to product mix within the aerospace market. The Company's consolidated backlog has declined approximately $49.1 million 48.3% from approximately $101.6 million at September 30, 2001 to approximately $52.5 million at September 30, 2002. Order entry declined $91.9 million or 34.2% for the fiscal year ending September 30, 2002, as compared to fiscal 2001.

         Sales to the aerospace industry decreased by 10.3% to approximately $92.8 million in fiscal 2002 from approximately $103.4 million in fiscal 2001, due to a decrease in volume of 28.9% which was mostly offset by higher prices due to improved product mix. The decrease in volume can be attributed to the reduced demand in all geographic sectors of the aerospace industry for nickel-based alloy flat and round products to meet the lower commercial airline build schedules for the next two years.

         Sales to the chemical processing industry decreased by 32.4% to approximately $45.8 million in fiscal 2002 from approximately $67.8 million in fiscal 2001, due to a 32.1% decrease in volume. The decrease in volume was due primarily to a lack of large project business worldwide and reduced maintenance related activity.

         Sales to the land based gas turbine industry increased by 11.0% to approximately $52.6 million in fiscal 2002 from approximately $47.4 million in fiscal 2001, primarily due to an increase in volume of 8.7%. The increase in volume can be attributed to improved shipments of proprietary alloy round products as well as specialty alloy flat products to component fabricators in support of the gas turbine manufacturer product demand.

         Sales to other industries decreased by less than 1.0% to approximately $32.1 million in fiscal 2002 from approximately $32.3 million in fiscal 2001 with volume and pricing equivalent between years.

         Cost of Sales. Cost of sales as a percentage of net revenues decreased to 77.7% in fiscal 2002 from 78.2% in fiscal 2001. The lower percentage of cost compared to net revenue in fiscal 2002 was attributed to a 17.6% decrease in volume which was partially offset by improved product mix with a corresponding increase in the average cost per pound. The decrease in volume fell primarily in cold finished flats and forgings forms which are lower priced products and are not as costly to manufacture.

         Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $2.7 million to approximately $24.6 million in fiscal 2002 from approximately $27.3 million in fiscal 2001. The decrease in selling and administrative expense was due to lower compensation expense and lower legal costs, partially offset by increased management fees.

         Research and Technical Expenses. Research and technical expenses remained relatively flat when comparing fiscal 2002 with fiscal 2001.

         Operating Income. As a result of the above factors, operating income for fiscal 2002 was approximately $22.0 million compared to approximately $24.0 million for fiscal 2001.

         Interest Expense. Interest expense decreased by approximately $2.6 million to approximately $20.6 million for fiscal 2002 from approximately $23.2 million in fiscal 2001. Lower revolving credit borrowings and lower interest rates contributed to the decrease when comparing fiscal 2002 to fiscal 2001.

         Income Taxes. The provision for income tax remained relatively flat when comparing fiscal 2002 with fiscal 2001.

         Net Income. As a result of the above factors, net income was approximately $900,000 for fiscal 2002 compared with net income of approximately $300,000 in fiscal 2001.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Net Revenues. Net revenues increased approximately $22.2 million to approximately $251.7 million in fiscal 2001 from approximately $229.5 million in fiscal 2000. Volume remained steady at 20.0 million pounds sold in fiscal 2001 compared to 20.0 million pounds sold in fiscal 2000. The average selling price increased 10.5% to $12.55 per pound in fiscal 2001 from $11.36 per pound in fiscal 2000 primarily due to improved product mix. The Company's consolidated backlog increased approximately $17.0 million from approximately $84.6 million at September 30, 2000 to approximately $101.6 million at September 30, 2001. Order entry increased $14.5 million or 5.7% for the year ending September 30, 2001, as compared to the prior year.

         Sales to the aerospace industry in fiscal 2001 increased by 9.7% to approximately $103.4 million from approximately $94.3 million for fiscal 2000 due to a higher average selling price per pound which was the result of improved product mix.

         Sales to the chemical processing industry increased by 8.8% to approximately $67.8 million in fiscal 2001 from approximately $62.3 million in fiscal 2000, due to improved product mix which was partially reduced by a 3.4% decrease in volume.

         Sales to the land based gas turbine industry increased by 35.0% to approximately $47.4 million in fiscal 2001 from approximately $35.1 million in fiscal 2000, due to a 24.3% increase in volume combined with an improved product mix. The increase in volume was attributed to improved global shipments of proprietary alloy round products as well as nickel-based alloy and specialty alloy flat products to fabricators in support of the growing demand at the gas turbine manufacturers.

         Sales to other industries decreased by 8.8% to approximately $32.3 million in fiscal 2001 from approximately $35.4 million in fiscal 2000, due to a 24.1% decrease in volume, which was offset by improved product mix.

         Cost of Sales. Cost of sales as a percentage of net revenues decreased to 78.2% in fiscal 2001 compared to 81.3% in fiscal 2000. The lower cost of sales percentage in fiscal 2001 was due to both an improved product mix and to lower raw material costs partially offset by higher energy costs.

         Selling and Administrative Expenses. Selling and administrative expenses increased approximately $3.6 million to approximately $27.3 million in fiscal 2001 from approximately $23.7 million in fiscal 2000, primarily as a result of higher salary expense related to bonuses, deferred compensation charges, selling and marketing expenses related to the Company's foreign subsidiaries and foreign exchange losses and expenses relating to the Company's foreign subsidiaries.

         Research and Technical Expenses. Research and technical expenses remained relatively flat when comparing fiscal 2001 with fiscal 2000.

         Operating Income. As a result of the above factors, the Company recognized operating income for fiscal 2001 of approximately $25.0 million compared to approximately $15.8 million for fiscal 2000.

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

Liquidity and Capital Resources

         The Company's near-term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $6.0 million in fiscal 2002. Capital expenditures were approximately $9.1 million and $4.2 million for 2000 and 2001, respectively. The largest capital item for fiscal 2002 was $1.7 million for the Company's fugitive emissions controls. Planned fiscal 2003 capital spending is targeted for the Company's electro slag remelt upgrade and environmental projects. The Company does not expect such capital expenditures will have a material adverse effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

         Net cash provided by operating activities in fiscal 2002 was approximately $26.3 million, as compared to net cash provided by operating activities of approximately $6.4 million for fiscal 2001. The cash provided by operating activities for fiscal 2002 was primarily the result of an increase of approximately $19.3 million in accrued pension and postretirement benefits, a decrease of approximately $13.4 million in accounts and notes receivable, a decrease of approximately $8.4 million in inventories, net income of approximately $900,000, and non-cash depreciation and amortization of approximately $6.1 million which was partially offset by a decrease of approximately $11.2 million in accounts payable and accrued expenses, an increase of approximately $10.7 million in prepayments and deferred charges, and other net sources of $100,000. Cash used for investing activities increased from approximately $4.2 million in fiscal 2001 to approximately $5.7 million in fiscal 2002, due to the increase in capital expenditures. Cash used in financing activities for fiscal 2002 was approximately $15.9 million, primarily due to net reductions in borrowings under the Revolving Credit Facility. Cash for fiscal 2002 increased approximately $5.0 million, resulting in a September 30, 2002 cash balance of approximately $5.2 million. Cash for fiscal 2001 decreased approximately $1.1 million, resulting in a September 30, 2001 cash balance of approximately $171,000.

         The Company refinanced the Revolving Credit Facility with Fleet Capital Corporation ("Fleet Revolving Credit Facility") on November 1, 2002. The Fleet Revolving Credit Facility's term is three years and the maximum amount available under the Revolving Line of Credit is $72.0 million. The Company also has $140.0 million of 11 5/8% Senior Notes due 2004 ("Senior Notes"). See Note 6 of the Notes to Consolidated Financial Statements for a description of the terms of the Senior Notes and the Revolving Credit Facility in place at September 30, 2002.

         Amendment No. 3 to the Fleet Revolving Credit Facility became effective November 1, 2002. The Amendment extends the Revolving Loan Termination Date to the earlier of October 31, 2005, or ninety days prior to the scheduled maturity date of the Senior Notes, increases the maximum availability for Foreign Subsidiaries from $12.0 million to $17.0 million less the Foreign Subsidiary Reduction amount of $83,000 per month, and revises rates of the Interest Coverage Ratio table to reduce the lowest available rates by 25 basis points. If the Amendment were in effect at September 30, 2002, the result would be an increase in availability of the Fleet Revolving Credit Facility of $5.0 million, from $13.9 million to $18.9 million.

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

         The Company is currently conducting groundwater monitoring and post-closure monitoring in connection with certain disposal areas, and has completed an investigation of eight specifically identified solid waste management units at the Kokomo facility. The results of the investigation have been filed with the EPA. If the EPA were to require corrective action in connection with such disposal areas or solid waste management units, there can be no assurance that the costs of such corrective action will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, the Company has been named as a PRP at one waste disposal site. Based on current information, the Company believes that its involvement at this site will not have a material adverse effect on the Company's financial condition, results of operations or liquidity although there can be no assurance with respect thereto. Expenses related to environmental compliance were $1.3 million for fiscal 2002 and are expected to be approximately $1.3 million for fiscal 2003. See "Business-- Environmental Matters." Based on information currently available to the Company, the Company is not aware of any information which would indicate that litigation pending against the Company is reasonably likely to have a material adverse effect on the Company's operations or liquidity. See "Business--Environmental Matters."

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

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

         Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements. We have identified certain critical accounting policies, which are described below.

Inventories

         Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined using the last-in, first-out (LIFO) method. The cost of foreign inventories is determined using the first-in, first-out (FIFO) method and average cost method. In addition, the Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management believes the deferred tax assets are fully recoverable and, therefore, no valuation allowance has been recorded. In the event the Company were to determine that it would be unable to realize its deferred tax assets in future periods, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Accounts Receivable

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company markets its products to a diverse customer base, both in the United States of America and overseas. Trade credit is extended based upon evaluation of each customer's ability to perform its obligation, which is updated periodically. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

         Revenue is recognized at the time of shipment. Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized.

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

         The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 26 of the Annual Report on Form 10-K for the year ended September 30, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective fiscal years beginning after December 15, 2001. The adoption of this standard will have no effect on the Company's results of operations or financial position.

         SFAS No. 143 "Accounting for Asset Retirement Obligation" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were issued during fiscal year 2001. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001, and addresses recognition and measurement of impairment losses on long-lived assets. The Company has not yet determined the impact that adopting SFAS No. 143 and SFAS No. 144 will have on its results of operations or financial position, however, the Company believes that the effects will not be material to the operations of the Company.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003, however, the Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation is effective for interim and annual financial statements ending after December 15, 2002. The Company has not yet determined the impact of this interpretation.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

         Changes in interest rates affect the Company's interest expense on variable rate debt. Approximately 24.5% of the Company's total debt was variable rate debt at September 30, 2002. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $230,000 for the fiscal year ended September 30, 2002. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

         The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the US dollar. The foreign subsidiaries manage their own foreign currency exchange risk. Any US dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months.

         At September 30, 2002, the Company had no commodity or foreign currency exchange contracts outstanding.

Item 8.   Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors
Haynes International, Inc.
Kokomo, Indiana

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. (a wholly- owned subsidiary of Haynes Holdings, Inc.) and subsidiaries, as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted out audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits effective January 1, 2000.

Deloitte & Touche LLP
Indianapolis, Indiana
November 1, 2002

                                     HAYNES INTERNATIONAL, INC.
                                     CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands, except share amounts)

                                                                   September 30,      September 30,
                                                                       2001                2002
                                                                   -------------      -------------

ASSETS
Current assets:
   Cash and cash equivalents                                         $    171           $  5,199
   Accounts receivable, less allowance for doubtful
       accounts of $721 and $723, respectively                         47,978             35,345
   Inventories                                                         98,150             90,268
   Refundable income taxes                                                150                 46
   Deferred income taxes                                                  899                434
                                                                     --------           --------
        Total current assets                                          147,348            131,292
                                                                     --------           --------
Property, plant and equipment, net                                     41,557             42,721
Deferred income taxes                                                  42,994             46,398
Prepayments and deferred charges, net                                  10,546             14,191
                                                                     --------           --------
        Total assets                                                 $242,445           $234,602
                                                                     ========           ========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
   Accounts payable and accrued expenses                             $ 31,300           $ 20,598
   Accrued postretirement benefits                                      4,400              4,400
   Revolving credit facility                                           61,206             46,003
   Notes payable                                                        2,307              1,566
                                                                     --------           --------
         Total current liabilities                                     99,213             72,567
                                                                     --------           --------
Long-term debt, net of unamortized discount                           142,749            142,116
Accrued pension and postretirement benefits                            97,809            117,317
                                                                     --------           --------
        Total liabilities                                             339,771            332,000
                                                                     --------           --------

Commitments and contingencies
Capital deficiency:
   Common stock, $.01 par value (100 shares
        authorized, issued and outstanding)
   Additional paid-in capital                                          51,306             51,346
   Accumulated deficit                                               (146,324)          (145,402)
   Accumulated other comprehensive loss                                (2,308)            (3,342)
                                                                     --------           --------
         Total capital deficiency                                     (97,326)           (97,398)
                                                                     --------           --------
        Total liabilities and capital deficiency                     $242,445           $234,602
                                                                     ========           ========

The accompanying notes are an integral part of these financial statements.

                                           HAYNES INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (dollars in thousands)

                                                            Year Ended        Year Ended           Year Ended
                                                           September 30,     September 30,        September 30,
                                                               2000              2001                 2002
                                                           -------------     -------------        ------------

Net revenues                                                 $229,528           $251,714            $225,942
Cost of sales                                                 186,574            196,790             175,577
Selling and administrative                                     23,722             27,254              24,628
Research and technical                                          3,752              3,710               3,697
                                                             --------           --------            --------
Operating income                                               15,480             23,960              22,040
Interest expense                                               22,646             23,165              20,585
Interest income                                                  (189)               (99)               (144)
                                                             --------           --------            --------
Income (loss) before provision for (benefit from)
   income taxes and cumulative effect of a
   change in accounting principle                              (6,977)               894               1,599

Provision for (benefit from) income taxes                      (2,168)               613                 677
                                                             --------           --------            --------
Income (loss) before cumulative effect of a
   change in accounting principle                              (4,809)               281                 922

Cumulative effect of a change in accounting
   principle, net of tax                                          640                ---                 ---
                                                             --------           --------            --------

     Net income (loss)                                       $ (4,169)          $    281            $    922
                                                             ========           ========            ========

The accompanying notes are an integral part of these financial statements.

                                           HAYNES INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (dollars in thousands)

                                                            Year Ended        Year Ended           Year Ended
                                                           September 30,     September 30,        September 30,
                                                               2000              2001                 2002
                                                           -------------     -------------        ------------

Net income (loss)                                            $(4,169)             $281             $   922

Other comprehensive income (loss), net of tax:

   Minimum pension adjustment                                    ---              (221)             (3,182)

   Foreign currency translation
         adjustment                                           (4,046)              750               2,148
                                                             -------              ----             -------
Other comprehensive income (loss)                             (4,046)              529              (1,034)
                                                             -------              ----             -------

     Comprehensive income (loss)                             $(8,215)             $810             $  (112)
                                                             =======              ====             =======

The accompanying notes are an integral part of these financial statements.

                                               HAYNES INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (dollars in thousands)

                                                                    Year Ended         Year Ended         Year Ended
                                                                   September 30,      September 30,      September 30,
                                                                        2000              2001               2002
                                                                   -------------      -------------      -------------

Cash flows from operating activities:
   Net income (loss)                                                $ (4,169)           $   281            $    922
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Cumulative effect of a change in accounting principle          (1,066)               ---                 ---
       Depreciation                                                    3,860              4,922               4,760
       Amortization                                                    1,152              1,308               1,316
       Deferred income taxes                                          (1,390)               117                 177
       Gain on disposition of property and equipment                    (383)               ---                (258)
   Change in assets and liabilities:
       Accounts and notes receivable                                  (6,830)            (1,629)             13,400
       Inventories                                                    (7,299)              (744)              8,359
       Prepayments and deferred charges                               (2,489)               457             (10,673)
       Accounts payable and accrued expenses                           3,832               (108)            (11,179)
       Income taxes payable                                              701             (1,099)                185
       Accrued pension and postretirement benefits                     1,619              2,928              19,287
                                                                    --------            -------            --------
   Net cash provided by (used in) operating activities               (12,462)             6,433              26,296
                                                                    --------            -------            --------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (9,087)            (4,181)             (6,032)
   Proceeds from disposals of property, plant, and equipment             399                ---                 367
                                                                    --------            -------            --------
   Net cash used in investing activities                              (8,688)            (4,181)             (5,665)
                                                                    --------            -------            --------

Cash flows from financing activities:
   Net additions (reductions) of revolving credit                     19,923             (2,768)            (15,203)
   Payment of long-term debt                                            (611)              (673)               (697)
   Other financing activities                                            100                 31                  40
                                                                    --------            -------            --------
   Net cash provided by (used in) financing activities                19,412             (3,410)            (15,860)
                                                                    --------            -------            --------

Effect of exchange rates on cash                                        (553)                44                 257
Increase (decrease) in cash and cash equivalents                      (2,291)            (1,114)              5,028

Cash and cash equivalents:
   Beginning of year                                                   3,576              1,285                 171
                                                                    --------            -------            --------
   End of year                                                      $  1,285            $   171            $  5,199
                                                                    ========            =======            ========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:        Interest             $ 20,292            $22,040            $ 19,401
                                                                    ========            =======            ========
                                               Income Taxes         $ (1,124)           $ 1,761            $    899
                                                                    ========            =======            ========

Supplemental disclosures of non-cash activities:

         During 2000, the Company financed capital expenditures totaling $4,515 through capital leases.

         During 2002, the minimum pension liability increased $3,182, net of a tax benefit of $2,252.

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.
Principles of Consolidation and Nature of Operations

Haynes International, Inc. is a wholly-owned subsidiary of Haynes Holdings, Inc. ("Holdings"). The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated. The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana and Openshaw, England; with distribution service centers in Lebanon, Indiana; Anaheim, California; Houston, Texas; Windsor, Connecticut; Paris, France; and Zurich, Switzerland; and a sales office in Singapore.

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

D.	Revenue Recognition Revenue is recognized at the time of shipment. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.
E.
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

F.
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
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Expenditures for maintenance and repairs and minor renewals are charged to expense; major renewals are capitalized. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

G.
Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. As of September 30, 2001 and 2002, management considered the Company's long-lived assets to be fully recoverable.

H.
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

I.
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

J.
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

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

K.
Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Haynes has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management believes the deferred tax assets are fully recoverable and, therefore, no valuation allowance has been recorded. In the event Haynes were to determine that it would be unable to realize its deferred tax assets in future periods, an adjustment to the deferred tax asset would be charged to income in the period such as determination was made.

L.
Deferred Charges

Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 2001 and 2002 was $3,763 and $4,692, respectively.

M.
Stock Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the existing stock option plan under the provisions of this pronouncement as the Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25.

N.
Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2001 and 2002, the Company had no foreign currency exchange contracts outstanding.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", in fiscal year 2001. The adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or financial position.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2002, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits.

During 2001 and 2002, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral and credit losses have been within management's expectations. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

O.
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

P.
Change in Accounting Principle

Effective October 1, 1999, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years of the average remaining service period of active participants. The method previously used was to amortize any unrecognized gain or loss over the average remaining service period of active participants (approximately 12 years). The $640 cumulative effect of the change on prior years (after reduction for income taxes of $426) is included in income for the year ended September 30, 2000.

Q.	Reclassifications Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.
R.
New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective fiscal years beginning after December 15, 2001. The adoption of this standard will have no effect on the Company's results of operations or financial position.

SFAS No. 143 "Accounting for Asset Retirement Obligation" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were issued during fiscal year 2001. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001, and addresses recognition and measurement of impairment losses on long-lived assets. The Company has not yet determined the impact that adopting SFAS No. 143 and SFAS No. 144 will have on its results of operations or financial position, however, the Company believes that the effects will not be material to the operations of the Company.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt:, and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003, however, the Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation is effective for interim and annual financial statements ending after December 15, 2002. The Company has not yet determined the impact of this interpretation.

S.
Comprehensive Income

Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income consists of net income and other comprehensive income (loss) items, including minimum pension and foreign currency translation adjustments.

Note 2:   INVENTORIES

The following is a summary of the major classes of inventories:

                                              September 30,        September 30,
                                                   2001                2002
                                              -------------        -------------

Raw materials                                    $ 5,971             $ 9,414
Work-in-process                                   44,510              32,321
Finished goods                                    36,845              38,583
Other                                                959               1,061
Amount necessary to increase certain
     net inventories to the LIFO method            9,865               8,889
                                                 -------             -------
                                                 $98,150             $90,268
                                                 =======             =======

Inventories valued using the LIFO method comprise 75% and 79% of consolidated inventories at September 30, 2001 and 2002, respectively. Management believes that the sale of inventories in the ordinary course of business will result in a normal profit margin.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 3:   PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the major classes of property, plant, and equipment:

                                       September 30,          September 30,
                                           2001                    2002
                                       -------------          -------------

Land and land improvements              $  3,018                $  3,079
Buildings                                  9,137                   9,497
Machinery and equipment                  108,600                 112,156
Construction in process                    1,998                   3,461
                                        --------                --------
                                         122,753                 128,193
Less accumulated depreciation            (81,196)                (85,472)
                                        --------                --------
                                        $ 41,557                $ 42,721
                                        ========                ========

The Company has $4,515 of assets under capital leases, which are included as machinery and equipment above. The corresponding accumulated depreciation on assets purchased under capital leases is $355 and $704 at September 30, 2001 and 2002, respectively.

Note 4:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of the major classes of accounts payable and accrued expenses:

                                             September 30,        September 30,
                                                 2001                  2002
                                             -------------        -------------

 Accounts payable, trade                        $17,055              $ 8,418
 Employee compensation                            4,051                2,851
 Taxes, other than income taxes                   2,749                2,533
 Interest                                         1,672                1,540
 Other                                            5,773                5,256
                                                -------              -------
                                                $31,300              $20,598
                                                =======              =======

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 5:   INCOME TAXES

         The components of income (loss) before provision for (benefit from) income taxes and cumulative effect of a change in accounting principle consist of the following:

                                                             Year Ended        Year Ended        Year Ended
                                                           September 30,     September 30,      September 30,
                                                                2000              2001              2002
                                                           -------------     -------------      -------------

 Income (loss) before provision for (benefit from)
    income taxes and cumulative effect of a
    change in accounting principle
         U.S.                                                $(12,901)          $(3,804)           $ (456)
         Foreign                                                5,924             4,698             2,055
                                                             --------           -------            ------
             Total                                           $ (6,977)             $894            $1,599
                                                             ========              ====            ======

Income tax provision (benefit):
    Current:
         U.S. Federal                                        $ (2,200)          $   517
         Foreign                                                1,760               302            $  500
         State                                                   (338)             (323)              ---
                                                             --------           -------            ------
             Current Total                                       (778)              496               500
                                                             --------           -------            ------

    Deferred:
         U.S. Federal                                          (1,428)             (507)               47
         Foreign                                                 (117)              224               122
         State                                                    155               400                 8
                                                             --------           -------            ------
             Deferred Total                                    (1,390)              117               177
                                                             --------           -------            ------
    Total provision for (benefit from) income taxes          $ (2,168)          $   613            $  677
                                                             ========           =======            ======

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

The provision for (benefit from) income taxes applicable to results of operations before cumulative effect of a change in accounting principle differed from the US federal statutory rate as follows:

                                                                 Year Ended       Year Ended        Year Ended
                                                               September 30,     September 30,     September 30,
                                                                   2000              2001              2002
                                                               -------------     -------------     ------------

Statutory federal tax rate                                           34%               34%               34%
Tax provision (benefit) at the statutory rate                   $(2,372)             $304              $544
Foreign tax rate differentials                                     (373)             (244)             (131)
Withholding tax on undistributed earnings of
    foreign subsidiary                                               93                82                54
Provision for state taxes, net of federal taxes                    (335)               51               ---
U.S. tax on distributed and undistributed earnings
    of foreign subsidiary                                           733               686               424

Other (primarily non-deductible life insurance
   premiums and meals and entertainment                              86              (266)             (214)
                                                                -------              ----              ----

Provision (benefit) at effective tax rate                       $(2,168)             $613              $677
                                                                ========             ====              ====

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Deferred income tax assets (liabilities) are comprised of the following:

                                                                 September 30,           September 30,
                                                                     2001                     2002
                                                                 -------------           -------------

Current deferred income tax assets (liabilities):
          Inventories                                                $ 1,821               $ 2,514
          Postretirement benefits other than pensions                  1,659                 1,738
          Subsidiary loan                                                972                   ---
          Accrued expenses and other                                   2,191                 2,057
                                                                     -------               -------
               Gross current deferred tax asset                        6,643                 6,309
                                                                     -------               -------

          Inventory purchase accounting adjustment                    (5,744)               (5,744)
          Other                                                          ---                  (131)
                                                                     -------               -------
               Gross current deferred tax liability                   (5,744)               (5,875)
                                                                     -------               -------
               Total net current deferred tax asset                      899                   434
                                                                     -------               -------

Noncurrent deferred income tax assets (liabilities):
          Property, plant and equipment, net                          (2,380)               (2,328)
          Prepaid pension costs                                       (2,637)               (1,255)
          Intangible asset                                               ---                (3,368)
          Other                                                       (1,330)                 (141)
          Undistributed earnings of foreign subsidiaries              (3,030)               (3,454)
                                                                     -------               -------
               Gross noncurrent deferred tax liability                (9,377)              (10,546)
                                                                     -------               -------

          Postretirement benefits other than pensions                 37,936                39,972
          Minimum pension liability                                      ---                 5,541
          Other foreign related                                         (965)                   79
          Accrued expenses and other                                   1,098                   684
          Net operating loss carry forwards                           13,534                 9,900
          Alternative minimum tax credit carry forwards                  738                   768
                                                                     -------               -------
               Gross noncurrent deferred tax asset                    52,371                56,944
                                                                     -------               -------
               Total net noncurrent deferred tax asset                42,994                46,398
                                                                     -------               -------
                   Total                                             $43,893               $46,832
                                                                     =======               =======

         As of September 30, 2002, the Company had net operating loss carryforwards for regular tax purposes of approximately $24,985 (expiring in fiscal years 2007 to 2020).

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 6:   DEBT

Debt consists of the following:

                                                                          September 30,    September 30,
                                                                               2001             2002
                                                                          -------------    -------------

Revolving Credit Facility, due October 31, 2005                             $ 61,206         $ 46,003
                                                                            ========         ========

Senior Notes, 11.625%, due in 2004, net of $1,267 and $880,
    respectively, unamortized discount (effective rate of 12.0%)            $138,733         $139,120

5 Year Mortgage Note, 4.50%, due in 2003 (Swiss Subsidiary)                    1,234            1,355
Capital Leases                                                                 3,601            2,783
Other                                                                          1,488              424
                                                                            --------         --------
                                                                             145,056          143,682
Less amounts due within one year                                               2,307            1,566
                                                                            --------         --------
                                                                            $142,749         $142,116
                                                                            ========         ========

Bank Financing

         The Company maintains a working capital facility (the "Revolving Credit Facility") with Fleet Capital Corporation with a maximum credit limit of $72,000. The amount available for revolving credit loans equals the difference between the $72,000 total facility amount, less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sublimit of $10,000 and an accrued interest reserve calculated on a pro rata basis in connection with the semi-annual interest payments for the Senior Notes. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding), plus 60% of eligible inventories consisting of finished goods and raw materials, plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value, minus any availability reserves established by Fleet. Unused line of credit fees during the revolving credit loan period are .50% of the amount by which the total revolving line, $72,000, exceeds the average daily principal balance of the outstanding revolving loans and the average daily letter of credit accommodations.

         Amendment No. 3 to the Fleet Revolving Credit Facility became effective November 1, 2002. The Amendment extends the Revolving Loan Termination Date to the earlier of October 31, 2005 or ninety days prior to the scheduled maturity date of the Senior Notes, increases the maximum availability for Foreign Subsidiaries from $12,000 to $17,000 less the Foreign Subsidiary Reduction amount of $83 per month, and revises rates of the Interest Coverage Ratio table to reduce the lowest available rates by 25 basis points. If the Amendment were in effect at September 30, 2002, the result would be an increase in availability of $5,000 from $13,860 to $18,860.

         The Revolving Credit Facility bears interest at a fluctuating per annum rate equal to a combination of prime rate plus 0.50% and London Interbank Offered Rates ("LIBOR") plus 2.50%. At September 30, 2002, the effective interest rates for revolving credit loans were 4.375% for $46,000 of the Revolving Credit Facility, and 5.25% for the remaining $3. At September 30, 2001, the effective interest rates for revolving credit loans were 6.125% for $55,000 of the Revolving Credit Facility, and 6.5% for the remaining $6,206. As of September 30, 2002, $1,585 in letter of credit reimbursement obligations have been incurred by the Company.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

         The Revolving Credit Facility contains covenants common to such agreements including the maintenance of certain net worth levels and limitations on capital expenditures, investments, incurrence of debt, impositions of liens, dispositions of assets and payments of dividends and distributions. The Revolving Credit Facility is collateralized by all accounts receivable, inventories, and fixed assets of the Company and the proceeds therefrom.

         The carrying value of the Company's Revolving Credit Facility approximates fair value.

Senior Notes Due 2004

         The Senior Notes are uncollateralized obligations of the Company and are effectively subordinated in right of payment to obligations under the Revolving Credit Facility. Interest is payable semi-annually on March 1 and September 1.

         The notes are redeemable, in whole or in part, at the Company's option at any time on or after September 1, 2001, at a redemption price of 100% plus accrued interest to the date of redemption. The Senior Notes limit the incurrence of additional indebtedness, restricted payments, mergers, consolidations and asset sales.

         The estimated fair value, based upon an independent market quotation, of the Company's Senior Notes was approximately $77,000 and $105,000 at September 30, 2001 and 2002, respectively.

Other

         In addition to the aforementioned debt, the Company's UK affiliate (Haynes International, Ltd.) has an overdraft banking facility with Midland Bank that provides for availability of 100 Pounds Sterling ($157) collateralized by the assets of the affiliate. This overdraft banking facility was available in its entirety on September 30, 2002, as a means of financing the activities of the affiliate including payments to the Company for intercompany purchases. The Company's French affiliate (Haynes International, SARL) has an overdraft banking facility of 2,594 Euros ($2,562) and utilized 430 Euros ($424) of the facility as of September 30, 2002. The Company's Swiss affiliate (Nickel-Contor AG) has an overdraft banking facility of 3,500 Swiss Francs ($2,371) all of which was available on September 30, 2002.

Maturities of long-term debt (excluding capital leases) are as follows at September 30, 2002:

                      2003                 $  1,355
                      2004                  139,544
                      2005                        0
                      2006                        0
                                           --------
                                           $140,899
                                           ========

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 7:   CAPITAL DEFICIENCY

The following is a summary of changes in stockholder's equity (capital deficiency):

                                              Common Stock
                                              ------------
                                                                                          Accumulated
                                                          Additional                         Other           Total
                                         No. of     At     Paid in        Accumulated    Comprehensive      Capital
                                         Shares    Par     Capital          Deficit      Income (Loss)    Deficiency
                                         ------    ---     -------          -------      -------------    ----------

Balance at
October 1, 1999                            100       0    $51,175          $(142,436)       $ 1,209        $(90,052)
Year ended September 30, 2000:
   Net Loss                                ---     ---                        (4,169)           ---          (4,169)
   Capital contribution from parent
     company on exercise of parent
     company stock options                 ---     ---        100                ---            ---             100
   Other comprehensive loss                ---     ---        ---                ---         (4,046)         (4,046)
                                           ---    ----    -------          ---------        -------        --------
Balance at
September 30, 2000                         100       0     51,275           (146,605)        (2,837)        (98,167)
Year ended September 30, 2001:
   Net Income                              ---     ---        ---                281            ---             281
    Capital contributions from parent
     company on exercise of parent
     company stock options                 ---     ---         31                ---            ---              31
   Other comprehensive income              ---     ---        ---                               529             529
                                           ---    ----    -------          ---------        -------        --------
Balance at
September 30, 2001                         100       0     51,306           (146,324)        (2,308)        (97,326)
Year Ended
September 30, 2002:
   Net Income                              ---     ---        ---                922            ---             922
   Capital contributions from parent
     company on exercise of parent
     company stock options                 ---     ---         40                ---            ---              40
   Other comprehensive loss                ---     ---        ---                ---         (1,034)         (1,034)
                                           ---    ----    -------          ---------        -------        --------
Balance at
September 30, 2002                         100       0    $51,346          $(145,402)       $(3,342)       $(97,398)
                                           ===    ====    =======          =========        =======        ========

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

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

         During fiscal 2000, the Company established a 401(h) account in the pension plan to pay certain medical benefits for retirees and beneficiaries who are participants in Haynes International, Inc.'s Postretirement Medical Plan. The Company transferred $4,000 in each of the fiscal years 2000, 2001 and 2002 to the 401(h) account to cover retiree medical costs.

         The following plan amendment occurred in 2002 for the US Pension Plan. For salaried and hourly employees employed on or after July 2, 2002, the normal monthly pension benefit provided under the US Pension Plan is the greater of (i) 1.4% of the employee's average monthly earnings multiplied by years of credited service, plus an additional 0.5% of the employee's average monthly earnings, if any, in excess of Social Security covered compensation multiplied by years of credited service up to 35 years, or (ii) the employee's accrued benefit as of September 30, 2002.

         The status of employee pension benefit plans and other postretirement benefit plans at September 30 are summarized below:

                                                                       Pension Benefits               Other Benefits
                                                                       ----------------               --------------
                                                                      2001          2002          2001              2002
                                                                      ----          ----          ----              ----
Change in Benefit Obligation:
Projected benefit obligation at beginning of year                   $110,872      $119,997      $  79,138       $  94,642
         Service cost                                                  2,475         2,737          2,205           2,714
         Interest cost                                                 8,256         8,273          6,712           8,314
         Plan Changes                                                    ---         3,405            ---         (19,481)
         Losses                                                        6,675         9,592         11,227          55,653
         Employee Contributions                                          113            89            ---             ---
         Benefits paid                                                (8,394)       (8,568)        (4,640)         (4,364)
                                                                    --------      --------      ---------       ---------
         Projected benefit obligation at end of year                $119,997      $135,525      $  94,642       $ 137,478
                                                                    ========      ========      =========       =========

Change in Plan Assets:
         Fair value of plan assets at beginning of year             $155,730      $124,540            ---             ---
         Actual return (loss) on assets                              (19,181)       (5,677)           ---             ---
         Transfer of assets to 401(h) account                         (4,000)       (4,000)           ---             ---
         Employer contributions                                          272           281      $   4,640          $4,364
         Employee contributions                                          113            89            ---             ---
         Benefits paid                                                (8,394)       (8,568)        (4,640)         (4,364)
                                                                    --------      --------      ---------       ---------
         Fair value of plan assets at end of year                   $124,540      $106,665            ---             ---
                                                                    ========      ========      =========       =========

Funded Status of Plan:
         Funded (unfunded) status                                     $4,543      $(28,860)     $ (94,642)      $(137,478)
         Unrecognized actuarial (gain)/loss                           (3,667)       21,912          1,033          54,618
         Unrecognized transition obligation                              ---         1,562            ---             ---
         Unrecognized prior service cost                               5,578         8,421         (8,230)        (24,334)
                                                                    --------      --------      ---------       ---------
         Net amount recognized                                      $  6,454      $  3,035      $(101,839)      $(107,194)
                                                                    ========      ========      =========       =========

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Amounts recognized in the balance sheets at September 30 are as follows:

                                                  Pension Plan                 Other Benefits
                                                  ------------                 --------------
                                                2001         2002            2001         2002
                                                ----         ----            ----         ----

Prepaid Benefit Cost                           $6,454     $  3,177              ---        ---
Accrued Benefit Liability                        (221)     (13,997)       $(101,839)   $(107,194)
Intangible Asset                                  ---        8,421              ---          ---
Accumulated Other Comprehensive Income            221        5,434              ---          ---
                                               ------     --------        ---------    ---------
Net amount recognized                          $6,454     $  3,035        $(101,839)   $(107,194)
                                               ======     ========        =========    =========

         The projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligation in excess of plan assets were $8,820 and $5,396, respectively, as of September 30, 2002, and $6,626 and $5,071, respectively at September 30, 2001.

         The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of post retirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

         The components of net periodic pension cost (income) and other postretirement benefit cost for the years ended September 30 were as follows:

                                                           Pension Benefits                        Other Benefits
                                                           ----------------                        --------------
                                                        2000        2001       2002           2000       2001       2002
                                                        ----        ----       ----           ----       ----       ----

Service cost                                          $  2,324   $  2,475   $  2,737        $ 1,729    $ 2,205    $ 2,714
Interest cost                                            8,021      8,256      8,273          5,729      6,712      8,314
Expected return on assets                              (11,908)   (11,750)   (11,171)           ---       (120)      (120)
Amortization of unrecognized net gain                   (3,147)    (2,679)      (483)          (280)       ---      2,188
Amortization of unrecognized prior service cost            557        557        562         (1,386)    (1,386)    (3,378)
Amortization of unrecognized transition
    obligation                                             ---        ---         93            ---        ---        ---
                                                      --------   --------   --------        -------    -------    -------
Net periodic cost (income) prior to cumulative
    effect adjustment                                 $ (4,153)  $ (3,141)  $     11        $ 5,792    $ 7,411    $ 9,718
                                                      ========   ========   ========        =======    =======    =======
Cumulative effect adjustment                            (1,066)       ---        ---            ---        ---        ---
                                                      --------   --------   --------        -------    -------    -------
Net periodic cost (income) after cumulative effect
    adjustment                                        $ (5,219)       ---   $     11            ---        ---        ---
                                                      ========   ========   ========     ==========    =======    =======

         An 8.0% annual rate of increase for ages under 65 and an 9.3% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 2002, gradually decreasing for both age groups to 5.0% by the year 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in fiscal 2002:

                                                              1-Percentage        1-Percentage
                                                             Point Increase      Point Decrease
                                                             --------------      --------------
Effect on total of service and interest cost components         $ 2,115             $ (1,634)
Effect on accumulated postretirement benefit obligation         $22,747             $(17,930)

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

         Assumptions used to develop the net periodic pension cost (income) and other postretirement benefit cost and to value pension obligations as of September 30 were as follows:

                                                     2000     2001     2002
                                                     ----     ----     ----
          Discount rate                              7.75%    7.25%    6.50%
          Expected return on plan assets             9.00%    9.00%    9.00%
          Weighted average rate of increase in
              future compensation levels             4.50%    4.25%    4.00%

         The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions for these plans for the three years in the period ended September 30, 2002.

         The Company sponsors a defined contribution plan (401(k)) for substantially all US employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary. Expenses associated with this plan for the years ended September 30, 2000, 2001, and 2002 totaled $526, $562, and $486, respectively.

Note 9:   COMMITMENTS

         The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,356, $2,699 and $2,472 for the years ended September 30, 2000, 2001 and 2002, respectively. Rent expense includes income from sub-lease rentals totaling $141, $126 and $80 for the years ended September 30, 2000, 2001 and 2002, respectively. The Company also leases certain machinery and equipment under capital leases which expire in 2005. Future minimum rental commitments under non-cancelable operating leases and future minimum lease payments under capital leases in effect at September 30, 2002, are as follows:

                                                                  Operating     Capital
                                                                  ---------     -------
               2003                                                 $2,718       $1,142
               2004                                                  1,763        1,142
               2005                                                  1,106          920
               2006                                                    725            0
               2007 and thereafter                                     691            0
                                                                    ------       ------
                                                                    $7,003       $3,204
                                                                    ======
                Imputed interest necessary to reduce the
                  net minimum lease payment to present
                  value                                                             421
                                                                                 ------
                                                                                 $2,783
                                                                                 ======

Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $646 due in the future.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 10:   OTHER

         A Federal Grand Jury investigated several companies in the nickel alloy industry. The Company responded to the Government's request and has been cleared of further investigation, with no liability being incurred by the Company. Certain costs incurred by the Company in connection with the investigation in the amount of $748 have been accounted for as selling and administrative and charged against income in the year ended September 30, 2000.

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

Note 11:   RELATED PARTY

         On January 29, 1997, the Company announced that Haynes Holdings, Inc. ("Holdings"), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates ("Blackstone") acquired 79.9% of Holdings' outstanding shares (the "Recapitalization"). Due to this change in ownership, the Company's ability to utilize its U.S. federal net operating loss carry forwards may be limited in the future. The Company has agreed to pay Blackstone an annual monitoring fee of $950, plus any applicable out-of-pocket expenses, which is included in selling and administrative expenses for the years ended September 30, 2000, 2001, and 2002. At September 30, 2001 and 2002, $1,900 and $950, respectively, are accrued in accounts payable and accrued expenses.

Note 12:   STOCK-BASED COMPENSATION

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
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Pertinent information covering the Plan is as follows:

                                                                                                       Weighted
                                           Number                        Fiscal                        Average
                                             of        Option Price      Year of         Shares        Exercise
                                           Shares       Per Share      Expiration      Exercisable      Prices
                                           ------       ---------      ----------      -----------      ------

Outstanding at October 1, 1999             510,632     $2.50-10.15      2000-2008        495,853        $4.22

         Granted                               ---
         Exercised                             ---
         Canceled                           (2,000)           8.00                                      $8.00
                                         ---------
Outstanding at September 30, 2000          508,632     $2.50-10.15      2001-2008        498,779        $4.20

         Granted                           536,500            2.00                                      $2.00
         Exercised                            (200)           2.00                                      $2.00
         Canceled                          (25,300)      2.00-8.00                                      $6.98
                                         ---------

Outstanding at September 30, 2001        1,019,632     $2.00-10.15      2002-2010        589,106        $3.62

         Granted                            40,000            2.00                                      $2.00
         Exercised                             ---
         Canceled                          (55,500)      2.00-8.00                                      $2.11
                                         ---------
Outstanding at September 30, 2002        1,004,132     $2.00-10.15      2003-2010        693,632        $3.42
                                         =========                                       =======

Options Outstanding at
September 30, 2002 consist of:             101,000           $8.00                       101,000
                                           361,000           $2.50                       361,000
                                            24,632          $10.15                        24,632
                                           517,500           $2.00                       207,000
                                         ---------
                                         1,004,132                                       693,632
                                         =========                                       =======

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, the effect on net income would have been a reduction of $0, $21, and $30 in the years ended September 30, 2000, 2001, and 2002, respectively. The pro forma adjustment was calculated using the minimum value method to value all stock options granted since October 1, 1995, using the following assumptions:

                                                  2000              2001             2002
                                                  ----              ----             ----
                  Risk free interest rate         5.92%             3.87%            2.63%
                  Expected life of options        5 years           5 years          5 years

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 13:   SEGMENT REPORTING

         The Company operates in one business segment: the design, manufacture and distribution of technologically advanced, high performance metal alloys for use in the aerospace and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

                                             Year Ended           Year Ended           Year Ended
                                            September 30,        September 30,        September 30,
                                                2000                  2001                 2002
                                            -------------        -------------        -------------
Sales
         United States                       $143,892              $161,231             $142,406
         Europe                                72,820                73,989               68,520
         Other                                 12,816                16,494               15,016
                                             --------              --------             --------
         Net revenues                        $229,528              $251,714             $225,942
                                             ========              ========             ========

Long-lived assets

         United States                       $ 38,157              $ 37,374             $ 37,998
         Europe                                 4,142                 4,183                4,723
                                             --------              --------             --------
         Total long-lived assets             $ 42,299              $ 41,557             $ 42,721
                                             ========              ========             ========

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002
(dollars in thousands)

Note 14:   QUARTERLY DATA (Unaudited)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended September 30, 2002, and 2001:

                                                      2002
                               ---------------------------------------------------------
                                  Q1               Q2               Q3              Q4
                                  --               --               --              --
       Net Sales               $61,935          $58,136          $52,938         $52,933
       Gross Profit             14,536           15,068           12,210           8,551
       Net Income (Loss)         1,674            1,574               13          (2,339)

                                                      2001
                               ---------------------------------------------------------
                                  Q1               Q2               Q3              Q4
                                  --               --               --              --
       Net Sales               $61,078          $63,848          $61,700         $65,088
       Gross Profit             11,496           11,879           13,941          17,608
       Net Income (Loss)        (1,315)          (1,080)             588           2,088

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10.   Directors & Executive Officers of the Registrant

         The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 2002. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

            NAME            AGE                  POSITION WITH THE COMPANY
            ----            ---                  -------------------------

Francis J. Petro............ 62       President and Chief Executive Officer; Director
Calvin S. McKay............. 53       Vice President, Finance; CFO; Treasurer; Director
Michael F. Rothman.......... 56       Vice President, Engineering  Technology
Charles J. Sponaugle........ 54       Vice President, Business Planning  Information Technology
August A. Cijan............. 47       Vice President, Operations
Stanton D. Kirk............. 48       Vice President, International (1)
Marcel Martin............... 52       Controller, Chief Accounting Officer
Robert I. Hanson............ 59       General Manager, Arcadia Tubular Products
James A. Laird.............. 50       Vice President, Marketing
Jean C. Neel................ 43       Vice President, Corporate Affairs
Gregory M. Spalding......... 46       Vice President, Sales
Richard C. Lappin........... 57       Director, Chairman of the Board, Member Compensation Committee
Michael F. Bogacki.......... 47       Director
Chinh E. Chu................ 36       Director, Member Audit Committee
Marshall A. Cohen........... 67       Director, Member Compensation Committee
Eric Ruttenberg............. 46       Director, Member Audit Committee

(1)  Mr. Kirk resigned his position as of November 25, 2002.

         Mr. Petro was elected President, Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined Haynes, Mr. Petro was President and CEO of Inco Alloys International, a company owned by The International Nickel Company Of Canada.

         Mr. McKay was elected Vice President, Finance, CFO, Treasurer, and Director in January 2002. Prior to joining the Company in January 2002, Mr. McKay was Vice President and Corporate Controller of Fruit of the Loom, Inc. where he held various financial positions from 1995 to 2001. He also held various financial, operational, and management positions over his twenty-five year career at Acme Boot Co., Inc.

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

         Mr. Cijan was elected Vice President, Operations in April 1996. He joined the Company in 1993 as Manufacturing Manager and was Manager, Maintenance and Engineering of Tuscaloosa Steel Corporation, a company owned by British Steel PLC, from 1987 until he joined the Company in 1993.

         Mr. Kirk was elected Vice President, International, in July 2000 after having served as Vice President and General Manager, Haynes Specialty Steels Division since June 1999. From March 1999 until June 1999, Mr. Kirk was Director of Flat Products management at Special Metals Corp. From June 1998 until March 1999, Mr. Kirk was Director of Sales at Inco Alloys International.

         Mr. Martin was elected Controller and Chief Accounting Office of the Company in October 2001. Prior to rejoining the Company, Mr. Martin was Vice President of Finance and Chief Financial Officer of Duferco Farrell Corporation. Mr. Martin served in various financial positions at Haynes International, Inc. from 1986 to 1996 and was Controller and Chief Accounting Officer at the time of his departure.

         Mr. Hanson was named General Manager, Arcadia Tubular Products Facility in November 1994. He previously served the Company and its predecessors in various technical, production and engineering capacities since October 1987.

         Mr. Laird was elected Vice President, Marketing of the Company in July 2000 after having served in various sales and marketing positions since 1983.

         Ms. Neel was elected Vice President, Corporate Affairs for the Company in April 2000, after having served as Director, Corporate Affairs since joining Haynes in July 1999.

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

         Mr. Bogacki is currently a Principal and the Chief Financial Officer of Portfolio Companies in the Private Equity Group of The Blackstone Group L.P., which he joined in 2000. Before joining Blackstone, Mr. Bogacki held various management positions with leading private and public companies in a number of diverse industries, most recently as CFO of Feralloy Corporation.

         Mr. Chu is currently a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining The Blackstone Group L.P., Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers, Inc. from 1988 to 1990. He currently serves on the Boards of Directors of Haynes International, Inc., Prime Succession, Inc. and Rose Hills Company.

         Mr. Cohen was elected as a director of Haynes International, Inc. in June 1998. He has served as counsel to Cassels, Brock Blackwell in Toronto, Canada since October 1996. From November 1988 to September 1996, Mr. Cohen was President and Chief Executive Officer of The Molson Companies Limited. He currently serves on the Boards of Directors of American International Group, Inc., Lafarge Corporation, Speedy Muffler King Inc., The Goldfarb Corporation, and The Toronto-Dominion Bank.

         Mr. Ruttenberg was elected as a director of Haynes International, Inc. in June 1998. He is a General Partner of Tinicum, a Ruttenberg family investment company. He is also a Director of SPS Technologies, Inc. and Environmental Strategies Corporation, and a Trustee of Mount Sinai Medical Center.

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

Item 11.   Executive Compensation

         The following table sets forth certain information concerning the compensation paid by the Company to all individuals serving as its Chief Executive Officer during the last completed fiscal year and each of the Company's four other most highly compensated Executive Officers, who served as executive officers as of September 30, 2002.

                                              SUMMARY COMPENSATION TABLE

                                                  Annual Compensation (1)                       Long-Term Compensation
                                                  -----------------------                       ----------------------
                                                                        Other Annual          Restricted        Options
          Name and          Fiscal          Salary        Bonus         Compensation         Stock Awards        Awards
     Principal Position      Year             $             $                $(2)                  #                #
     ------------------     ------          ------        -----         ------------         -------------      -------

Francis J. Petro             2002          $440,000      $115,500          $  9,245                ---               ---
President & Chief            2001           430,000        99,000           197,089            150,000           100,000
Executive Officer            2000           389,997           ---            36,938                ---               ---

Calvin S. McKay              2002          $163,044           ---          $ 11,341                ---            40,000
Vice President, Finance,
CFO and Treasurer (3)

August A. Cijan              2002          $167,000      $ 21,000          $  2,173                ---               ---
Vice President               2001           164,550        14,738            17,614                ---               ---
Operations                   2000           157,200           ---               591                ---               ---

Charles J. Sponaugle         2002          $155,333      $ 13,475          $  2,149                ---               ---
Vice President               2001           154,000        28,875          $ 28,861                ---               ---
Business Planning &          2000           154,000           ---             1,810                ---               ---
Information Technology

Michael F. Rothman           2002          $151,667      $ 16,000          $  3,501                ---               ---
Vice President               2001           147,250        10,425               ---                ---            20,000
Engineering & Tech.          2000           139,000        12,000               ---                ---               ---

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

(3)  Calvin S. McKay started in January of 2002.

Stock Option Plans

         In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the "Prior Option Plan"). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the "Prior Options") granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the "Existing Stock Option Plan'). The Existing Stock Option Plan (as amended) authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 1,415,880 shares of Holdings' Common Stock. As of September 30, 2002, options to purchase 1,004,132 shares were outstanding under the Existing Stock Option Plan. Fifty-six thousand five hundred and three (56,503) options are available to grant.

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

         On October 1, 2000, options to purchase a total of 515,500 shares of Holdings were granted to certain key management personnel with an exercise price of $2.00 per share. Options to purchase another 21,000 shares of Holdings with an exercise price of $2.00 per share were granted to certain other management personnel during the balance of fiscal 2001. Options to purchase another 40,000 shares of Holdings with an exercise price of $2.00 per share were granted to a certain management employee during fiscal 2002.

         The following tables set forth certain information with respect to stock options held by the persons named in the Summary Compensation Table. The only person named in the Summary Compensation Table that was granted options during fiscal 2002 was Calvin S. McKay. None of the individuals named in the Summary Compensation Table exercised any options in fiscal 2002.

         The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers to whom options were granted during fiscal 2002.

                                           Option Grants in Last Fiscal Year

                                                                                                Potential Realizable
                                                                                              Value at Assumed Annual
                                Number of                                                       Rates of Stock Price
                               Securities        % of Total                                       Appreciation for
                               Underlying     Options Granted     Exercise                          Option Term
                                 Options        to Employees        Price       Expiration    -----------------------
                                 Granted          In Year         ($/share)        Date           5%           10%
                                 -------          -------         ---------        ----           --           ---
Calvin S. McKay                  40,000             100%            $2.00       9/30/2010      $44,000       $108,800
Vice President,  Finance,
CFO, Treasurer

                                  Stock Option Exercises and Fiscal Year End Holdings

                                          Number Of Securities                              Value of Unexercised
                                         Underlying Unexercised                            In-The-Money Options at
                                       Options at Fiscal Year End                            Fiscal Year End(1)
                                       --------------------------                            ------------------
Name                                Exercisable        Unexercisable                   Exercisable       Unexercisable
----                                -----------        -------------                   -----------       -------------
August A. Cijan                       40,000                 None                         $0                  $0
Charles J. Sponaugle                  33,000                 None                          0                   0
Francis J. Petro                      40,000               60,000                          0                   0
Calvin S. McKay                        8,000               32,000                          0                   0
Michael F. Rothman                    48,000               12,000                          0                   0

-----------------------

(1)  Because there is no market for Holdings common stock, the value of unexercised "in the money" options is based on the most recent value of Holdings  common stock as determined by the Holdings Board of Directors,  which is $2.00 per share.

Severance Agreements

         The Company has entered into Severance Agreements (the "Severance Agreements") with Mr. Petro and all the other officers of the Company (the "Eligible Employees"). The Severance Agreements provide for an initial term expiring June 30, 2001, subject to one-year automatic extensions (unless terminated by the Company or the Eligible Employee 60 days prior to July 1 of any year). The Severance Agreements automatically terminate upon termination of the Eligible Employee's Employment prior to a Change in Control of the Company, as defined in the Severance Agreements (a "Severance Change in Control"), unless the termination of employment occurs as a result of action of the Company other than for Cause (as defined in the Severance Agreements) within 90 days of a Severance Change in Control. A Severance Change in Control occurs upon a change in ownership of 50.0% or more of the combined voting power of the outstanding securities of the Company or upon the merger, consolidation, sale of all or substantially all of the assets or liquidation of the Company.

         The Severance Agreements provide that if an Eligible Employee's employment with the Company is terminated within twelve months following a Severance Change in Control by reason of such Eligible Employee's disability, retirement or death, the Company will pay the Eligible Employee (or his estate) his Base Salary (as defined in the Severance Agreement) plus any bonuses or incentive compensation earned or payable as of the date of termination. In the event that the Eligible Employee's employment is terminated by the Company for Cause (as defined in the Severance Agreements) within the twelve month period, the Company is obligated only to pay the Eligible Employee his Base Salary through the date of termination. In addition, if within the twelve month period the Eligible Employee's employment is terminated by the Eligible Employee or the Company (other than for cause or due to disability, retirement or death), the Company must (among other things) (i) pay to the Eligible Employee such Eligible Employee's full Base Salary and any bonuses or incentive compensation earned or payable as of the date of termination; (ii) continue to provide life insurance and medical and hospital benefits to the Eligible Employee for up to 12 months following the date of termination (24 months for Mr. Petro); (iii) pay to the Eligible Employee $12,000 for outplacement costs to be incurred; (iv) pay to the Eligible Employee a lump sum cash payment equal to either (a) 200% of the Eligible Employee's Base Salary in the case of Mr. Petro; (b) 150% of eligible employee's salary for Mr. McKay; (c) 100% of the Eligible Employee's Base Salary in the case of the other Eligible Employees, provided that the Company may elect to make such payments in installments over a 24 month period in the case of Mr. Petro, or a 12 month period in the case of the other Eligible Employees. As a condition to receipt of severance payments and benefits, the Severance Agreements require that Eligible Employees execute a release of all claims.

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

US Pension Plan

         The Company maintains for the benefit of eligible domestic employees a defined benefit pension plan, designated as the Haynes International, Inc. Pension Plan ("US Pension Plan") Under the US Pension Plan, all Company employees, except those employed pursuant to a written agreement which provides that the employee shall not be eligible for any retirement plan benefits, temporary or seasonal employee or employed in a job category that includes no pension benefits, become eligible to participate in the plan. Employees are eligible to receive an unreduced pension annuity on reaching age 65, reaching age 62 and completing ten years of service, or completing 30 years of service. The final option is available only for union employees hired before June 11, 1999 or for salaried employees who were plan participants on March 31, 1987.

         For salaried and hourly employees employed on or after July 2, 2002, the normal monthly pension benefit provided under the US Pension Plan is the greater of (i) 1.4% of the employee's average monthly earnings multiplied by years of credited service, plus an additional 0.5% of the employee's average monthly earnings, if any, in excess of Social Security covered compensation multiplied by years of credited service up to 35 years, or (ii) the employee's accrued benefit as of September 30, 2002.

         There are provisions for delayed retirement, early retirement benefits, disability and death benefits, optional methods of benefits payments, payments to an employee who leaves after five or more years of service and payments to an employee's surviving spouse. Employees are vested and eligible to receive pension benefits after completing five years of service, however, all participants became 100% vested in their benefits effective October 1, 2001. Vested benefits are generally paid beginning at or after age 55.

         The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 2002 on or after 10/01/2002. The maximum annual salary permitted for 2002 under Section 401(a)17 of the Code is $200,000. The maximum annual benefit permitted for 2002 under Section 415(b) of the Code is $160,000.

AVERAGE ANNUAL
REMUNERATION                                 YEARS OF SERVICE
------------                                 ----------------
                             15          20         25          30         35
                             --          --         --          --         --
$100,000...................$25,541    $34,055    $42,569     $51,082    $59,596
$150,000................... 39,791     53,055     66,319      79,582     92,846
$200,000................... 54,041     72,055     90,069     108,082    126,096
$250,000................... 54,041     72,055     90,069     108,082    126,096
$300,000................... 54,041     72,055     90,069     108,082    126,096
$350,000................... 54,041     72,055     90,069     108,082    126,096
$400,000................... 54,041     72,055     90,069     108,082    126,096
$450,000................... 54,041     72,055     90,069     108,082    126,096

The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 2002 are as follows:

                                                          CREDITED
                                                          SERVICE
                                                          -------
        Francis J. Petro ..............................      3
        August A. Cijan ...............................      9
        Charles J. Sponaugle...........................     22
        Michael F. Rothman.............................     27
        Calvin S. McKay................................      0

UK Pension Plan

         The Company maintains a pension plan for its employees in the United Kingdom (the "UK Pension Plan"). The UK Pension Plan is a contributory plan under which eligible employees contribute 3.5% or 6% of their annual earnings. Normal retirement age under the UK Pension Plan is age 65 for males and females. The annual pension benefit provided at normal retirement age under the UK Pension Plan ranges from 1% to 1 2/3% of the employee's final average annual earnings for each year of credited service, depending on the level of employee contributions made each year during the employee's period of service with the Company. The maximum annual pension benefit for employees with at least 10 years of service is two-thirds of the individual's final average annual earnings. Similar to the US Pension Plan, the UK Pension Plan also includes provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to employees who leave after a certain number of years of service, and payments to an employee's surviving spouse. The UK Pension Plan also provides for payments to an employee's surviving children.

Profit Sharing and Savings Plan

         The Company maintains the Haynes International, Inc. Combined Profit Sharing and Savings Plan to provide retirement, tax-deferred savings for eligible employees and their beneficiaries. The plan consists of profit sharing funds in which the Company makes contributions based on Company profits and savings funds representing employee elected deferrals. The Combined Profit Sharing Plan and Savings Plan is qualified under Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plan.

         The Board of Directors has sole discretion to determine the amount, if any, to be contributed by the Company as discretionary profit sharing. No Company profit sharing contributions were made for the fiscal years ended September 30, 2000, 2001, and 2002.

         In general, all employees completing at least 1,000 hours of employment in a 12 month period and after completion of one full year of employment are eligible to participate in profit sharing contributions. Each participant's share in the Company's annual allocation, if any, is represented by the percentage, which his or her plan compensation (up to $260,000) bears to the total plan compensation of all participants in the plan.

         Employees may also choose to make elective salary reduction contributions to the savings portion of the plan, in amounts up to 20% of their plan compensation. Effective, June 14, 1999, the Company agreed to match 50% of an employee's contribution to the savings plan up to a maximum contribution of 3% of the employee's salary. Elective salary reduction contributions may be withdrawn subject to the terms of the Profit Sharing and Savings Plan.

         Under the profit sharing portion of the plan, vested individuals account balances attributable to the Company contributions may be withdrawn only after the amount to be distributed has been held by the plan trustee in the account for at least 24 consecutive calendar months. Individuals who elect to contribute to the savings portion of the plan and receive the Company match become vested in their funds and the Company match immediately.

Incentive Plan

         In fiscal 1997, the Company adopted a management incentive plan pursuant to which senior managers and managers in the level below senior managers will be paid a bonus based on actual EBITDA compared to budgeted EBITDA. The Company paid approximately $0, $513,000 and $506,000 to eligible domestic employees in fiscal 2000, 2001 and 2002, respectively.

Haynes International, Ltd. Plan

         In fiscal 2001 and 2002 Haynes International, Ltd. made incentive payments similar to the domestic incentive plan of approximately $73,000 and $52,000.

Director Compensation

         As of September 30, 2002, the directors of the Company receive no compensation for their services as such. The non-management members of the board of directors were reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the board of directors. On June 1, 1998, a total of 24,632 shares of Holdings shares were issued to Marshall A. Cohen, Director, for consulting services, along with an option to purchase another 24,632 shares of Holdings at an exercise price of $10.15 per share. Starting in fiscal 2003, non-interested board members will receive, in addition to reimbursement of out of pocket expenses, a $12 per year stipend related to Board of Director duties and responsibilities.

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

* * * * * *

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

         Base Salary. The salary, and any periodic increase thereof, of the President and Chief Executive Officer was and is determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. The salaries, and any periodic increases thereof, of the Vice President, Finance, CFO and Treasurer, the Vice President, Engineering and Technology, the Vice President, Sales, the Vice President, Operations, the Vice President, International, the Vice President, Marketing, and other officers of the Company, were and are determined by President and Chief Executive Officer.

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

         Compensation levels for fiscal 2002 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 2002.

         Bonus Payments. Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the President and CEO, and the Compensation Committee. Bonus awards for fiscal 2001 and 2002 reflected the accomplishment of corporate and functional objectives in fiscal 2001 and 2002.

         Stock Option Grants. Stock options under the Existing Option Plan are granted to key executives and officers based upon individual and corporate performance and are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. On October 1, 2000, a total of 515,500 options were granted to key management personnel with an exercise price of $2.00 per share. An additional 21,000 options with an exercise price of $2.00 per share were granted during fiscal 2001 to certain other key management employees. An additional 40,000 options, with an exercise price of $2.00 per share, were granted during fiscal 2002 to a key management employee.

SUBMITTED BY THE COMPENSATION COMMITTEE
(Richard C. Lappin and Marshall A. Cohen)

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         All of the outstanding capital stock of the Company is owned by Haynes Holdings, Inc. The only stockholders of record at September 30, 2002, known to own more than five percent of Holding's outstanding Common Stock were: Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; and Blackstone Family Investment Partnership II L.P. (Collectively, "The Blackstone Partnerships"), all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

         The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 2002. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Messrs. Cijan, Petro, Sponaugle, McKay and Rothman is 1020 Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013. The address of Marshall A. Cohen is 202 Roxborough Drive, Toronto, Ontario M4W 1X8, Canada.

                                                 Shares Beneficially Owned(1)
            Name                                  Number              Percent
---------------------------                       ------              -------
The Blackstone Partnerships                    5,323,799              72.2
Francis J. Petro                                 140,000(1)             (2)
Marshall A. Cohen                                 49,264(1)             (2)
Michael F. Rothman                                48,000(1)             (2)
August A. Cijan                                   40,000(1)             (2)
Charles J. Sponaugle                              38,000(1)             (2)
Calvin S. McKay                                    8,000(1)             (2)

All directors and executive officers
  of the Company as a group                       414,264(1)            5.7

----------------------------

(1)  Represents shares of Common Stock and underlying options exercisable at any time which are deemed to be beneficially owned by the holders of such stock options. See Item 11 - "Executive Compensation - Stock Option Plans."

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

Disclosure with Respect to the Corporation's Equity Compensation Plans

         Holdings maintains a stock option plan which allows for the granting of options to certain key employees and directors of Holdings. The following table gives information about equity awards under the Plan.

                                                                                               Number of Securities
                                                     Number of                               Remaining Available for
                                                  Securities to be                          Future Issuance Under the
                                                    Issued Upon         Weighted-Average     Equity Compensation Plan
                                                    Exercise of        Exercise Price of      (Excluding Securities
                Plan Category                   Outstanding Options   Outstanding Options   Reflected in First Column)
                -------------                   -------------------   -------------------   --------------------------

Equity compensation plans approved by
     security holders                                  1,004,132             $2.98                  56,503
Equity compensation plans not approved
     by security holders                                     ---               ---                     ---
                                                       ---------             -----                  ------
Total                                                  1,004,132             $2.98                  56,503

At September 30, 2002 there were 174,632 (50,000 shares unvested) shares of restricted stock issued, none of which is reflected in the amounts noted above.

Item 13.    Certain Relationships and Related Transactions

         The Company is required to pay a monitoring fee to Blackstone Management Partners L.P. in the amount of $950,000 per year for fiscal 2002 and fiscal 2003.

Part IV

Item 14.   Controls and Procedures

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report.

     1.  Financial Statements:

           Included as outlined in Item 8 of Part II of this report.

           Report of Independent Auditors.

           Consolidated Balance Sheets as of September 30, 2001 and September 30, 2002.

           Consolidated Statements of Operations for the Years Ended September 30, 2000, 2001 and 2002.

           Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2000, 2001 and 2002.

           Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 2001 and 2002.

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

(b)  Reports on Form 8-K. None.

(c)  Exhibits. See Index to Exhibits.

HAYNES INTERNATIONAL, INC. SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                            Year Ended           Year Ended           Year Ended
                                          Sept. 30, 2000       Sept. 30, 2001       Sept. 30, 2002
                                          --------------       --------------       --------------
Balance at beginning of period                  $876                 $638                 $721
Provisions                                       126                  538                  480
Write-Offs                                      (413)                (549)                (485)
Recoveries                                        49                   94                    7
Balance at end of period                        $638                 $721                 $723
                                                ====                 ====                 ====

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYNES INTERNATIONAL, INC. (Registrant) By: /s/ Francis J. Petro Francis J. Petro, President Date: December 20, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Francis J. Petro Francis J. Petro	President and Director (Principal Executive Officer)	December 20, 2002
/s/ Calvin S. McKay Calvin S. McKay	Vice President, Finance; Treasurer (Principal Financial Officer)	December 20, 2002
/s/ Richard C. Lappin Richard C. Lappin	Director	December 20, 2002
/s/ Michael Bogacki Michael Bogacki	Director	December 20, 2002
/s/ Chinh E. Chu Chinh E. Chu	Director	December 20, 2002
/s/ Marshall A. Cohen Marshall A. Cohen	Director	December 20, 2002
/s/ Eric Ruttenberg Eric Ruttenberg	Director	December 20, 2002

CERTIFICATIONS

I, Francis J. Petro, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Haynes International, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date.
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/ss/ Francis J. Petro Francis J. Petro Chief Executive Officer

CERTIFICATIONS

I, Calvin S. McKay, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Haynes International, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date.
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/ss/ Calvin S. McKay Calvin S. McKay Chief Financial Officer

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

10.09
Amendment No. 3 to Credit Agreement dated November 1, 2002, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc. as Borrower.

	10.10	Executive Employment Agreement, dated as of January 1, 2002, by and among Haynes International, Inc. and Francis J. Petro
	10.11	Employment Agreement, dated as of December 21, 2001, by and among Haynes International, Inc. and Calvin S. McKay
	10.12	Monitoring Agreement, dated as of October 1, 2001, by and among Haynes International, Inc. and Haynes Holdings, Inc. and Blackstone Management Partners L.P.
	10.13	Monitoring Agreement, dated October 1, 2002, by and among Haynes International, Inc. and Haynes Holdings, Inc. and Blackstone Management Partners L.P.
	10.14	Form of Severance Agreement
(11)		No Exhibit.
(12)	12.01	Statement re: computation of ratio of earnings to fixed charges
(15)		No Exhibit.
(22)		No Exhibit.
(23)		No Exhibit.
(24)		No Exhibit.
(99)	99.01	Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.