Form 10-Q
period 2002-12-31
HAYNES INTERNATIONAL INC
filed 2003-02-14
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2002.
| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 33-32617

HAYNES INTERNATIONAL, INC.
 (Exact name of the registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principle executive offices)	(Zip Code)
(765) 456-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes         No   X

As of February 14, 2003, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS

PART 1    FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)

                                                                    September 30,        December 31,
                                                                         2002                 2002
                                                                     ------------         ------------
                                                                                          (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                        $    5,199           $    5,468
     Accounts and notes receivable, less allowance for
        doubtful accounts of $723 and $828, respectively                  35,345               31,372
     Inventories                                                          90,268               89,540
     Refundable income taxes                                                  46                  ---
     Deferred income taxes                                                   434                  ---
                                                                      ----------           ----------
          Total current assets                                           131,292              126,380
                                                                      ----------           ----------

Property, plant and equipment (at cost)                                  128,193              128,618
Accumulated depreciation                                                 (85,472)             (86,982)
                                                                      ----------           ----------
          Net property, plant and equipment                               42,721               41,636
                                                                      ----------           ----------

Deferred income taxes                                                     46,398               48,413
Prepayments and deferred charges, net                                     14,191               14,274
                                                                      ----------           ----------
          Total assets                                                $  234,602           $  230,703
                                                                      ==========           ==========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
    Accounts payable and accrued expenses                             $   20,598           $   22,467
    Accrued postretirement benefits                                        4,400                4,400
    Revolving credit                                                      46,003               39,561
    Note payable                                                           1,566                1,489
                                                                      ----------           ----------
        Total current liabilities                                         72,567               67,917
                                                                      ----------           ----------

Long-term debt, net of unamortized discount                              142,116              142,105
Accrued pension and postretirement benefits                              117,317              119,297
                                                                      ----------           ----------
        Total liabilities                                                332,000              329,319
                                                                      ----------           ----------

Capital deficiency:
    Common stock, $.01 par value (100 shares authorized,
    issued and outstanding)
    Additional paid-in capital                                            51,346               51,346
    Accumulated deficit                                                 (145,402)            (148,170)
    Accumulated other comprehensive loss                                  (3,342)              (1,792)
                                                                      ----------           ----------
         Total capital deficiency                                        (97,398)             (98,616)
                                                                      ----------           ----------
              Total liabilities and capital deficiency                $  234,602           $  230,703
                                                                      ==========           ==========

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)

                                                                            Three Months Ended
                                                                                December 31,
                                                                      ----------------------------
                                                                        2001                 2002
                                                                        ----                 ----

Net revenues                                                          $61,935              $42,922

Cost of sales                                                          47,399               35,408

Selling and administrative                                              5,525                6,178

Research and technical                                                    909                  774
                                                                      -------              -------

     Operating income                                                   8,102                  562

Interest expense                                                        5,269                4,922

Interest income                                                           (16)                 (12)
                                                                      -------              -------

     Income (loss) before provision for (benefit from)
         income taxes                                                   2,849               (4,348)

Provision for (benefit from) income taxes                               1,175               (1,580)
                                                                      -------              -------

     Net income (loss)                                                $ 1,674              $(2,768)
                                                                      =======              =======

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                        Three Months Ended
                                                                           December 31,
                                                                      -----------------------
                                                                      2001              2002
                                                                      ----              ----

Net income (loss)                                                     $1,674         $(2,768)

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustment                            (395)          1,550
                                                                      ------         -------

Other comprehensive income (loss)                                       (395)          1,550
                                                                      ------         -------

     Comprehensive income (loss)                                      $1,279         $(1,218)
                                                                      ======         =======

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                         Three Months Ended
                                                                            December 31,
                                                                      ------------------------
                                                                         2001             2002
                                                                         ----             ----

Cash flows from operating activities:
     Net income (loss)                                                $ 1,674          $(2,768)
     Depreciation                                                       1,159            1,294
     Amortization                                                         325              321
     Deferred income taxes                                                846           (1,581)
     Change in:
          Inventories                                                  (4,894)             842
          Accounts receivable                                             798            4,593
          Accounts payable and accruals                                 3,653            4,195
          Other, net                                                    1,408              (67)
                                                                      -------          -------
    Net cash provided by operating activities                           4,969            6,829
                                                                      -------          -------

Cash flows from investing activities:
     Additions to property, plant and equipment                        (2,056)            (913)
     Proceeds from sale of property, plant and equipment                  ---              704
     Other investing activities                                            50              ---
                                                                      -------          -------
     Net cash used in investing activities                             (2,006)            (209)
                                                                      -------          -------

Cash flows from financing activities:
     Net decrease in revolving credit and long-term debt               (2,280)          (6,557)
     Other financing activities                                            56              ---
                                                                      -------          -------
     Net cash used in financing activities                             (2,224)          (6,557)
                                                                      -------          -------

Effect of exchange rates on cash                                          (16)             206
                                                                      -------          -------
Increase in cash and cash equivalents                                     723              269

Cash and cash equivalents, beginning of period                            171            5,199
                                                                      -------          -------
Cash and cash equivalents, end of period                              $   894          $ 5,468
                                                                      =======          =======

Supplemental disclosures of cash flow information:
     Cash paid (received) during period for:   Interest               $   960          $   565
                                                                      =======          =======
                                               Income Taxes           $  (397)         $   (12)
                                                                      =======          =======

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2002
(dollars in thousands, except share amounts)

Note 1.    Basis of Presentation

         The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002, filed by the Company with the Securities and Exchange Commission ("SEC") on December 20, 2002. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year or any other interim period.

         Certain amounts in prior period financial statements have been reclassified to conform with current period presentation.

Note 2.    Inventories

The following is a summary of the major classes of inventories:

                                     September 30, 2002            December 31, 2002
                                     ------------------            -----------------
                                                                      (Unaudited)

          Raw Materials                    $ 9,414                      $ 7,850
          Work-in-process                   32,321                       31,861
          Finished Goods                    38,583                       39,811
          Other, net                         9,950                       10,018
                                           -------                      -------
          Net inventories                  $90,268                      $89,540
                                           =======                      =======

Note 3.    Income Taxes

         The income tax provision for the three months ended December 31, 2002 and 2001, differed from the U.S. federal statutory rate of 34% primarily due to state income taxes and differing tax rates on foreign earnings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward-looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 2002, filed by the Company with the Securities and Exchange Commission on December 20, 2002.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

         Net Revenues. Net revenues decreased approximately $19.0 million or 30.7% to approximately $42.9 million in the first quarter of fiscal 2003 from approximately $61.9 million in the first quarter of fiscal 2002. Volume decreased 32.6% to approximately 3.1 million pounds in the first quarter of fiscal 2003 from approximately 4.6 million pounds in the first quarter of fiscal 2002. The average selling price increased 4.9% to $13.97 per pound in the first quarter of fiscal 2003 from $13.32 per pound in the first quarter of fiscal 2002. The Company's consolidated backlog has declined approximately $3.5 million or 6.7% to approximately $49.0 million at December 31, 2002 from approximately $52.5 million at September 30, 2002. Order entry declined $8.6 million or 17.5% for the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001.

         Sales to the aerospace industry decreased by approximately $5.7 million to approximately $18.3 million in the first quarter of fiscal 2003 from approximately $24.0 million in the first quarter of fiscal 2002, due to a 23.7% decrease in volume. The decrease in volume was attributed to significantly lower sales of nickel-base and cobalt-base alloy flat and round products to jet engine fabricators. The industry continues to adjust to lower commercial aircraft build rates and fewer commercial flights.

         Sales to the chemical processing industry decreased by approximately $4.2 million to approximately $10.1 million in the first quarter of fiscal 2003 from approximately $14.3 million in the first quarter of fiscal 2002, due to a 29.2% decrease in volume. The decrease in volume was a result of the significant lack of worldwide project related business and reduced maintenance related activity in the chemical processing industry.

         Sales to the land-based gas turbine industry decreased by approximately $4.8 million to approximately $7.9 million in the first quarter of 2003 from approximately $12.7 million in the first quarter of fiscal 2002, primarily due to a 44.4% decrease in volume partially offset by an 11.3% increase in the average selling price per pound. The decrease in volume was due to a decline in domestic and European sales of proprietary alloy round products and lower shipments of specialty alloy flat products as fabricators responded to a lower level of demand for land-based gas turbines. The increase in the average selling price was attributed to the sale of a greater proportion of higher priced alloys and forms.

         Sales to other industries decreased by approximately $3.6 million to approximately $6.6 million in the first quarter of fiscal 2003 from approximately $10.2 million in the first quarter of fiscal 2002, primarily due to a 39.6% decrease in volume. The decrease in volume was attributed to projects that did not repeat during the first quarter of fiscal 2003.

         Cost of Sales. Cost of sales as a percent of net revenues increased to 82.5% in the first quarter of fiscal 2003 from 76.5% in the first quarter of fiscal 2002. The total cost of sales decreased commensurate with the decline in volume. However, sales of lower value added products (generally lower cost commodity alloys) decreased at a greater rate than the sales decline of higher value added products (generally higher cost proprietary alloys). This change in product mix contributed to an increase in the average selling price per pound along with an increase in the average cost per pound of material shipped.

         Selling and Administrative Expenses. Selling and administrative expenses increased by approximately $700,000 to approximately $6.2 million in the first quarter of fiscal 2003 from approximately $5.5 million in the first quarter of fiscal 2002. The increase in selling and administrative expense was due primarily to an increase in management fees and foreign currency exchange losses.

         Research and Technical Expense. Research and technical expenses remained relatively flat when comparing the first quarter of fiscal 2003 with the first quarter of fiscal 2002.

         Operating Income. As a result of the above factors, operating income for the first quarter of fiscal 2003 was approximately $600,000 compared to approximately $8.1 million for the first quarter of fiscal 2002.

         Interest Expense. Interest expense decreased by approximately $400,000 to approximately $4.9 million for the first quarter of fiscal 2003 from approximately $5.3 million for the first quarter of fiscal 2002. Lower revolving credit borrowings and lower interest rates contributed to the decrease when comparing the two quarters.

         Income Taxes. Income taxes changed by approximately $2.8 million to an income tax benefit of approximately $1.6 million for the first quarter of fiscal 2003 from an income tax provision of approximately $1.2 million for the first quarter of fiscal 2002, due to the pre-tax loss of $4.3 million for the first quarter of fiscal 2003 compared to the net income of $2.8 million for the first quarter of fiscal 2002.

         Net Loss. As a result of the above factors, the net loss was approximately $2.8 million for the first quarter of fiscal 2003 compared with net income of approximately $1.7 million for the first quarter of fiscal 2002.

Liquidity and Capital Resources

         The Company's near term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $900,000 for the first quarter of fiscal 2003 compared to approximately $2.1 million for the first quarter of fiscal 2002. The remainder of planned capital spending of approximately $4.0 million for fiscal 2003 is targeted for the Company's electro slag remelt upgrade and environmental projects. The Company does not expect such capital expenditures to have a material effect on its long-term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months and on a long-term basis, although there can be no assurance that this will be the case.

         Net cash provided by operating activities in the first quarter of fiscal 2003 was approximately $6.8 million, as compared to $5.0 million for the first quarter of fiscal 2002. The cash provided by operating activities for the first quarter of fiscal 2003 was primarily the result of an increase of approximately $4.2 million in accounts payable and accrued expenses, a decrease of approximately $4.6 million in accounts and notes receivable, a decrease of approximately $800,000 in inventories, and non-cash depreciation and amortization of approximately $1.6 million, which was offset by an increase of approximately $1.6 million in deferred income taxes and a net loss of approximately $2.8 million. Net cash used for investing activities decreased to approximately $200,000 for the first quarter of 2003 from approximately $2.0 million for the first quarter of fiscal 2002, due to a decrease of approximately $900,000 in capital expenditures partially offset by an increase of approximately $700,000 in proceeds from the sale of idle equipment. Net cash used in financing activities for the first quarter of fiscal 2003 was approximately $6.6 million, primarily due to net reductions in borrowings under the Revolving Credit Facility.

         Cash for the first quarter of fiscal 2003 increased approximately $300,000 resulting in a December 31, 2002 cash balance of approximately $5.5 million. Cash for the first quarter of fiscal 2002 increased approximately $700,000 resulting in a December 31, 2001 cash balance of approximately $900,000.

         Total debt at December 31, 2002 was approximately $183.2 million compared to approximately $203.9 million at December 31, 2001, reflecting decreased borrowings under the Revolving Credit Facility and payments on capital lease obligations.

         At December 31, 2002, approximately $39.6 million had been borrowed pursuant to the Revolving Credit Facility compared to approximately $59.1 million at December 31, 2001. In addition, as of December 31, 2002, approximately $600,000 in Letter of Credit obligations had been incurred by the Company. The Revolving Credit Facility includes a reserve for accrued interest payable, March 1 and September 1, in connection with the Senior Notes of approximately $5.4 million at December 31, 2002 and a permanent fixed charge reserve which is $2.0 million at December 31, 2002. The Company had available additional borrowing capacity of approximately $15.9 million on the Revolving Credit Facility at December 31, 2002.

         The Company has non-contributory defined benefit pension plans which cover most employees in the United States and certain foreign subsidiaries. The expected long-term rate of return on the Company's Qualified Plan assets is at 9.0% at September 30, 2002, which has historically approximated the actual rate of return on plan assets. In developing the Company's expected long-term rate of return assumption, the Company evaluated input from its actuaries, asset manager, expectations by several respected consultants as well as historical long-term inflation assumptions. Projected returns by consultants are based on broad equity and bond indices. A hypothetical decrease in the expected long-term rate of return on the Qualified Plan assets by 1.0% would increase pension expense by $1.2 million.

         The current asset allocation approximates a 49% equity allocation split between US equities (40%) international equities (9%) with the remaining 51% being allocated to fixed income instruments split between US fixed income investments (43%) and international fixed income funds (8%). This allocation approximates the planned allocation of 50% equities and 50% fixed income instruments.

         The discount rate that the Company utilizes for determining future pension obligations is based on long-term AA bonds rated by a recognized rating agency. The discount rate determined on this basis has decreased from 7.25% at September 30, 2001, to 6.5% at September 30, 2002. A hypothetical reduction in the discount rate from 6.5% to 5.5% would increase pension expense by approximately $1.8 million. Despite the recent reductions in the funded status of the Company's Qualified Plan, it is believed that, based on our actuarial assumptions that no cash contribution to our Qualified Plan will be required for the next 12 months. In fiscal 2002, $4.0 million was funded to the Company's 401(h) plan from the Qualified Plan assets. No funding from the Qualified Plan assets to the 401(h) account will take place in 2003 which should reduce pension expense by $360,000 for fiscal 2003. The $4.0 million that was provided by the Qualified Plan assets for the 401(h) will now be provided by funds from operations of the Company.

         As market conditions warrant, the Company and its major equity holders, including Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates, may from time to time purchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

         Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002. During the period ended December 31, 2002, there were no changes to these accounting policies.

Accounting Pronouncements

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board Opinion ("APB") No. 25. The additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, Interpretation No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financial position or results of operations, no footnote disclosures were required under Interpretation No. 45 as of December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 addresses consolidation by business enterprises of certain variable interest entities, and is effective for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains as interest after that date. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Changes in interest rates affect the Company's interest expense on variable rate debt. Approximately 21.6% of the Company's total debt was variable rate debt at December 31, 2002. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $170,000 for the quarter ended December 31, 2002. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

         At December 31, 2002, the Company's primary market risk exposure was foreign currency exchange rate and raw material price fluctuations.

         Foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Any US dollar exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance.

         At December 31, 2002, the Company had no foreign currency exchange contracts outstanding.

Item 4. Controls and Procedures

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

PART II    OTHER INFORMATION

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

HAYNES INTERNATIONAL, INC. /ss/ Francis J. Petro Francis J. Petro President and Chief Executive Officer /ss/ Calvin S. McKay Calvin S. McKay Vice President, Finance Chief Financial Officer

Date: February 14, 2003

CERTIFICATIONS

I, Francis J. Petro, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haynes International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/ss/ Francis J. Petro Francis J. Petro Chief Executive Officer

CERTIFICATIONS

I, Calvin S. McKay, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haynes International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

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

10.03
First Amendment to the Haynes Holdings, Inc. Employee Stock Option Plan dated March 31, 1997. (Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)

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

10.06
March 1997 Amendment to Amended and Restated Holdings Option Agreement dated March 31, 1997. (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-Q Report, filed May 15, 1997, File No. 333-5411.)

10.07
Credit Agreement by and among Institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders, and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.30 to Registrant's Form 10-K Report filed December 28, 1999, File No. 333-5411.)

10.08
Amendment No. 1 to Credit Agreement dated December 30, 1999, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.21 to Registrant's Form 10-Q Report filed February 14, 2000, File No. 333-5411.)

10.09
Amendment No. 3 to Credit Agreement dated November 1, 2002, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc. as Borrower. (Incorporated by reference to Exhibit 10.09 to Registrant's Form 10-K Report filed December 20, 2002, File No. 33-32617.)

10.10
Executive Employment Agreement, dated as of January 1, 2002, by and among Haynes International, Inc. and Francis J. Petro. (Incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K Report filed December 20, 2002, File No. 33-32617.)

10.11
Employment Agreement, dated as of December 21, 2001, by and among Haynes International, Inc. and Calvin S. McKay. (Incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report filed December 20, 2002, File No. 33-32617.)

10.12
Monitoring Agreement dated as of October 1, 2001, by and among Haynes International, Inc. and Haynes Holdings, Inc. and Blackstone Management Partners L.P. (Incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report filed December 20, 2002, File No. 33-32617.)

10.13
Monitoring Agreement dated October 1, 2002, by and among Haynes International, Inc. and Haynes Holdings, Inc. and Blackstone Management Partners L.P. (Incorporated by reference to Exhibit 10.13 to Registrant's Form 10-K Report filed December 20, 2002, File No. 33-32617.)

10.14	Form of Severance Agreement

(11)	No Exhibit.

(12)	12.01	Statement re: computation of ratio of earnings to fixed charges

(15)	No Exhibit.

(22)	No Exhibit.

(23)	No Exhibit.

(24)	No Exhibit.

(99)	99.01	Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.