Form 10-Q
period 2003-03-31
HAYNES INTERNATIONAL INC
filed 2003-05-15
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003.
| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 33-32617

HAYNES INTERNATIONAL, INC.
 (Exact name of the registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principle executive offices)	(Zip Code)
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

As of May 15, 2003, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Condensed Balance Sheets as of September 30, 2002 and March 31, 2003	3

Consolidated Condensed Statements of Operations for the Three Months and Six Months ended March 31, 2002 and 2003	4

Consolidated Condensed Statements of Comprehensive Income for the Three Months and Six Months ended March 31, 2002 and 2003	5

Consolidated Condensed Statements of Cash Flows for the Six Months ended March 31, 2002 and 2003	6

Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures	15

Index to Exhibits	16

PART 1    FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2002	March 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,199	$4,217
Accounts receivable, less allowance for doubtful
accounts of $723 and $809, respectively	35,345	33,594
Inventories	90,268	88,369
Refundable income taxes	46	---
Deferred income taxes	434	1,066

Total current assets	131,292	127,246

Property, plant and equipment (at cost)	128,193	129,645
Accumulated depreciation	(85,472)	(88,196)

Net property, plant and equipment	42,721	41,449

Deferred income taxes	46,398	49,757
Prepayments and deferred charges, net	14,191	14,599

Total assets	$234,602	$233,051

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$20,598	$21,068
Accrued postretirement benefits	4,400	4,400
Revolving credit facility	46,003	45,298
Notes payable	1,566	1,563

Total current liabilities	72,567	72,329

Long-term debt, net of unamortized discount	142,116	142,009
Accrued pension and postretirement benefits	117,317	121,177

Total liabilities	332,000	335,515

Capital deficiency:
Common stock, $.01 par value (100 shares authorized,
issued and outstanding)
Additional paid-in capital	51,346	51,402
Accumulated deficit	(145,402)	(152,092)
Accumulated other comprehensive loss	(3,342)	(1,774)

Total capital deficiency	(97,398)	(102,464)

Total liabilities and capital deficiency	$234,602	$233,051

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003

Net revenues	$58,136	$46,158	$120,071	$89,080
Cost of sales	43,068	40,972	90,467	76,380
Selling and administrative	6,229	5,851	11,754	12,029
Research and technical	939	752	1,848	1,526

Operating income (loss)	7,900	(1,417)	16,002	(855)
Interest expense	5,143	4,861	10,412	9,783
Interest income	(19)	(8)	(35)	(20)

Income (loss) before provision for (benefit
from) income taxes	2,776	(6,270)	5,625	(10,618)
Provision for (benefit from) income taxes	1,202	(2,348)	2,377	(3,928)

Net income (loss)	$1,574	$(3,922)	$3,248	$(6,690)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003

Net income (loss)	$1,574	$(3,922)	$3,248	$(6,690)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(586)	19	(982)	1,568

Other comprehensive income (loss)	(586)	19	(982)	1,568

Comprehensive income (loss)	$988	$(3,903)	$2,266	$(5,122)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$3,248	$(6,690)
Depreciation	2,300	2,632
Amortization	653	611
Deferred income taxes	1,686	(3,991)
Change in:
Inventories	(8,594)	2,166
Accounts receivable	7,178	1,999
Accounts payable and accruals	1,455	4,935
Other, net	1,729	(482)

Net cash provided by operating activities	9,655	1,180

Cash flows from investing activities:
Additions to property, plant and equipment	(3,237)	(2,065)
Proceeds from sale of property, plant and equipment	--	704
Other investing activities	130	--

Net cash used in investing activities	(3,107)	(1,361)

Cash flows from financing activities:
Net decrease in revolving credit and long-term debt	(5,612)	(1,023)
Other financing activities	57	56

Net cash used in financing activities	(5,555)	(967)

Effect of exchange rates on cash	(40)	166

Increase (decrease) in cash and cash equivalents	953	(982)
Cash and cash equivalents, beginning of period	171	5,199

Cash and cash equivalents, end of period	$1,124	$4,217

Supplemental disclosures of cash flow information:
Cash paid (received) during period for: Interest	$9,852	$9,154

Income taxes	$(67)	$(2)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the six months ended March 31, 2003
(dollars in thousands)

Note 1.    Basis of Presentation

        The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002, filed by the Company with the Securities and Exchange Commission (“SEC”) on December 20, 2002. The results of operations for the six months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year or any other interim period.

        Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

Note 2.    Inventories

        The following is a summary of the major classes of inventories:

	September 30, 2002	March 31, 2003
		(Unaudited)
Raw materials	$9,414	$7,623
Work-in-process	32,321	33,120
Finished goods	38,583	37,712
Other, net	9,950	9,914

Net inventories	$90,268	$88,369

Note 3.    Income Taxes

        The income tax provision (benefit) for the three months and six months ended March 31, 2003 and 2002, differed from the U.S. federal statutory rate of 34% primarily due to state income taxes and differing tax rates on foreign earnings.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Net Revenues. Net revenues decreased approximately $11.9 million to approximately $46.2 million in the second quarter of fiscal 2003 from approximately $58.1 million in the second quarter of fiscal 2002. Volume decreased 28.6% to approximately 3.0 million pounds in the second quarter of fiscal 2003 from approximately 4.2 million pounds in the second quarter of fiscal 2002. The average selling price rose 9.7% to $14.99 per pound in the second quarter of fiscal 2003 from $13.67 per pound in the second quarter of fiscal 2002 primarily due to product mix. The Company’s consolidated backlog has increased approximately $4.6 million or 9.4% to approximately $53.6 million at March 31, 2003 from approximately $49.0 million at December 31, 2002. The consolidated backlog at March 31, 2002 was $77.2 million. Order entry increased $1.2 million or 2.5% for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002.

        Sales to the aerospace industry decreased by approximately $4.0 million to approximately $21.2 million in the second quarter of fiscal 2003 from approximately $25.2 million in the second quarter of fiscal 2002, due to a 18.7% decrease in volume partially offset by a price improvement of 3.4% due to improvement in the sales market mix. The decrease in volume was attributed to lower domestic and European sales of nickel-base alloy and cobalt-base alloy flat products as the industry continues to adjust to the reduced demand of the commercial aircraft build rates.

        Sales to the chemical processing industry increased by approximately $1.1 million to approximately $10.6 million in the second quarter of fiscal 2003 from approximately $9.5 million in the second quarter of fiscal 2002, due to an 11.2% increase in volume. The increase in volume was a result of higher domestic sales of round and tubular products along with improved flat product sales in the European and export markets.

        Sales to the land-based gas turbine industry decreased by approximately $9.1 million to approximately $6.9 million in the second quarter of fiscal 2003 from approximately $16.0 million in the second quarter of fiscal 2002, due to a 64.1% decrease in volume partially offset by a price improvement of 19.1% due to improved alloy and form mix. The decrease in volume was due to significantly lower sales of proprietary alloy round products, and lower sales of flat products caused by reduced demand for land-based gas turbine engines.

        Sales to other industries remained relatively flat increasing by approximately $100,000 to approximately $7.5 million from approximately $7.4 million when comparing the second quarter of fiscal 2003 to the same period a year earlier.

        Cost of Sales. Cost of sales as a percent of net revenues increased to 88.8% in the second quarter of fiscal 2003 from 74.1% in the second quarter of fiscal 2002. The higher cost of sales percentage was the result of higher raw material costs, higher energy costs, and lower absorption of fixed manufacturing cost as a result of lower production levels.

        Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $300,000 to $5.9 million for the second quarter of fiscal 2003 from approximately $6.2 million for the second quarter of fiscal 2002. The decrease in selling and administrative expenses was due to lower bad debt expenses, offset by higher management fees.

        Research and Technical Expenses. Research and technical expense remained relatively flat when comparing the second quarter of fiscal 2003 to the same period a year earlier.

        Operating Income (Loss). As a result of the above factors, the Company recognized an operating loss for the second quarter of fiscal 2003 of approximately $1.4 million compared to operating income of approximately $7.9 million for the second quarter of fiscal 2002.

        Interest Expense. Interest expense decreased by approximately $200,000 to approximately $4.9 million in the second quarter of fiscal 2003 from approximately $5.1 million in the second quarter of fiscal 2002. Lower revolving credit borrowings and lower interest rates contributed to the decrease when comparing the two quarters.

        Income Taxes. Income taxes changed by approximately $3.5 million to an income tax benefit of approximately $2.3 million for the second quarter of fiscal 2003 from an income tax provision of approximately $1.2 million for the second quarter of fiscal 2002, due to the pre-tax loss of approximately $6.3 million for the second quarter of fiscal 2003 compared to the pre-tax income of approximately $2.8 million for the second quarter of fiscal 2002.

        Net Income (Loss). As a result of the above factors, the net loss was approximately $3.9 million for the second quarter of fiscal 2003 compared to the net income of approximately $1.6 million for the second quarter of fiscal 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

        Net Revenues. Net revenues decreased approximately $31.0 million to approximately $89.1 million in the first half of fiscal 2003 from approximately $120.1 million in the first half of fiscal 2002. Volume decreased 30.7% to approximately 6.1 million pounds in the first half of fiscal 2003 from approximately 8.8 million pounds in the first half of fiscal 2002. The average selling price improved 7.3% to $14.48 per pound in the first half of fiscal 2003 from $13.49 per pound in the first half of fiscal 2002 primarily due to product mix. The Company’s consolidated backlog has increased approximately $1.1 million or 2.1% to approximately $53.6 million at March 31, 2003 from approximately $52.5 million at September 30, 2002. The consolidated backlog decreased $24.4 million or 24.0% to approximately $77.2 million at March 31, 2002 from approximately $101.6 million at September 30, 2001. Order entry decreased $7.4 million or 7.6% for the first half of fiscal 2003 as compared to the first half of fiscal 2002.

        Sales to the aerospace industry decreased by approximately $9.7 million to approximately $39.5 million for the first half of fiscal 2003 from approximately $49.2 million for the first half of fiscal 2002, due to a 21.1% decrease in volume. The decrease in volume was attributed to a substantial reduction in sales of nickel-base alloy flat products to jet engine fabricators as the industry continues to adjust to the lower demand of commercial aircraft build rates.

        Sales to the chemical processing industry decreased by approximately $3.0 million to approximately $20.8 million for the first half of fiscal 2003 from approximately $23.8 million for the first half of fiscal 2002, due to a 13.1% decrease in volume. The decrease in volume was a result of a lack of worldwide project business.

        Sales to the land-based gas turbine industry decreased by approximately $14.0 million to approximately $14.8 million for the first half of fiscal 2003 from approximately $28.8 million for the first half of fiscal 2002, due to a 55.0% decrease in volume partially offset by a 14.2% higher price product form mix and lower priced ingot and billet products. The decrease in volume was due to the reduced sales of proprietary alloy round products along with reduced sales of specialty alloy flat products caused by reduced demand for land-based gas turbine engines.

        Sales to other industries decreased by approximately $4.3 million to approximately $14.0 million for the first half of fiscal 2003 from approximately $18.3 million for the first half of fiscal 2002, due to a 25.2% decrease in volume. The decrease in volume was attributed to a project for the supply of tubular products for deep wells in the oil and gas sector in the previous fiscal year that did not repeat in the current fiscal year.

        Cost of Sales. Cost of sales as a percentage of net revenues increased to 85.7% in the first half of fiscal 2003 from 75.3% in the first half of fiscal 2002. The higher cost of sales percentage was the result of higher raw material costs, higher energy costs and lower absorption of fixed manufacturing costs as a result of lower production levels.

        Selling and Administrative Expenses. Selling and administrative expenses increased approximately $200,000 to approximately $12.0 million for the first half of fiscal 2003 from approximately $11.8 million in the first half of fiscal 2002. The increase in selling and administrative expenses was due to increased management fees, foreign exchange losses and legal costs, offset by lower compensation expense and bad debt expense.

        Research and Technical Expense. Research and technical expense decreased by approximately $300,000 to approximately $1.5 million in the first half of fiscal 2003 from approximately $1.8 million in the first half of fiscal 2002. The decrease in research and technical expense was due primarily to lower employee costs.

        Operating Income (Loss). As a result of the above factors, the Company recognized an operating loss of approximately $900,000 for the first half of fiscal 2003 as compared to operating income of approximately $16.0 million for the first half of fiscal 2002.

        Interest Expense. Interest expense decreased by approximately $600,000 to approximately $9.8 million for the first half of fiscal 2003 from approximately $10.4 million for the first half of fiscal 2002. Lower revolving credit balances and lower interest rates contributed to the decrease when comparing the first half of fiscal 2003 to the first half of fiscal 2002.

        Income Taxes. Income taxes changed by approximately $6.3 million to an income tax benefit of approximately $3.9 million for the first half of fiscal 2003 from an income tax provision of approximately $2.4 million for the first half of fiscal 2002, due to the pre-tax loss of approximately $10.6 million for the first half of fiscal 2003 compared to the pre-tax income of approximately $5.6 million for the first half of fiscal 2002.

        Net Income (Loss). As a result of the above factors, the Company recognized a net loss of approximately $6.7 million in the first half of fiscal 2003 compared to a net income of approximately $3.2 million for the first half of fiscal 2002.

Liquidity and Capital Resources

        The Company’s near term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $2.1 million for the first half of fiscal 2003 compared to approximately $3.2 million for the first half of fiscal 2002. The remainder of planned capital spending of approximately $1.9 million for fiscal 2003 is targeted for the Company’s environmental projects and general equipment upgrades. The Company does not expect such capital expenditures to have a material effect on its long term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months, although there can be no assurance that this will be the case.

        Net cash provided by operating activities in the first half of fiscal 2003 was approximately $1.2 million, as compared to $9.7 million for the first half of fiscal 2002. The cash provided by operating activities for the first half of fiscal 2003 was primarily the result of an increase of approximately $4.9 million in accounts payable and accrued expenses, a decrease of approximately $2.2 million in inventories, a decrease of approximately $2.0 million in accounts receivable, and non-cash depreciation and amortization of approximately $3.2 million, which was offset by an increase of approximately $4.0 million in deferred income taxes, a net loss of approximately $6.7 million and approximately $500,000 in other activities. Net cash used for investing activities decreased to approximately $1.4 million for the first half of fiscal 2003 from approximately $3.1 million for the first half of fiscal 2002, due to capital expenditures of approximately $2.1 million partially offset by capital proceeds from the sale of idle equipment of approximately $700,000. Net cash used in financing activities for the first half of fiscal 2003 was approximately $1.0 million, primarily due to net reductions in borrowings under the Revolving Credit Facility.

        Cash for the first half of fiscal 2003 decreased approximately $1.0 million resulting in a March 31, 2003 cash balance of approximately $4.2 million. Cash for the first half of fiscal 2002 increased by approximately $1.0 million resulting in a March 31, 2002 cash balance of approximately $1.1 million.

        Total debt at March 31, 2003 was approximately $188.9 million compared to approximately $200.5 million at March 31, 2002, reflecting decreased borrowings under the Revolving Credit Facility and payments on capital lease obligations.

        At March 31, 2003, approximately $45.3 million had been borrowed pursuant to the Revolving Credit Facility compared to approximately $56.0 million at March 31, 2002. In addition, as of March 31, 2003, approximately $600,000 in Letter of Credit obligations had been incurred by the Company. The Revolving Credit Facility includes a reserve for accrued interest payable, March 1 and September 1, in connection with the Senior Notes of approximately $1.4 million at March 31, 2003, and a permanent fixed charge reserve which is $2.0 million at March 31, 2003. The Company had available additional borrowing capacity of approximately $16.4 million on the Revolving Credit Facility at March 31, 2003.

        The Company has non-contributory defined benefit pension plans which cover most employees in the United States and certain foreign subsidiaries. The expected long-term rate of return on the Company’s Qualified Plan assets is at 9.0% at September 30, 2002, which has historically approximated the actual rate of return on plan assets. In developing the Company’s expected long-term rate of return assumption, the Company evaluated input from its actuaries, asset manager, expectations by several respected consultants as well as historical long-term inflation assumptions. Projected returns by consultants are based on broad equity and bond indices. A hypothetical decrease in the expected long-term rate of return on the Qualified Plan assets by 1.0% would increase pension expense by $1.2 million.

        The current asset allocation approximates a 47% equity allocation split between US equities (34%) and international equities (13%) with the remaining 53% being allocated to fixed income instruments split between US fixed income investments (38%) and international fixed income funds (15%). This allocation approximates the planned allocation of 50% equities and 50% fixed income instruments.

        The discount rate that the Company utilizes for determining future pension obligations is based on long-term AA bonds rated by a recognized rating agency. The discount rate determined on this basis has decreased from 7.25% at September 30, 2001, to 6.5% at September 30, 2002. A hypothetical reduction in the discount rate from 6.5% to 5.5% would increase pension expense by approximately $1.8 million. Due to the reduction in the funded status of the Company’s Qualified Plan current liability, a contribution to the Plan of $1.9 million will be required prior to June 15, 2004. In fiscal 2002, $4.0 million was funded to the Company’s 401(h) plan from the Qualified Plan assets. No funding from the Qualified Plan assets to the 401(h) Plan will take place in 2003 which should reduce pension expense by $360,000 for fiscal 2003. The Company’s funding of the 401(h) Plan, the majority of which was funded using Qualified Pension Plan Assets in Fiscal 2002, will now be funded from operations of the Company.

        As market conditions warrant, the Company and its major equity holders, including Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates, may from time to time purchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

Critical Accounting Policies and Estimates

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

        Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002. During the period ended March 31, 2003, there were no changes to these accounting policies. We have identified certain critical accounting policies which are described below.

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

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company markets its products to a diverse customer base, both in the United States of America and overseas. Trade credit is extended based upon evaluation of each customer’s ability to perform its obligation, which is updated periodically. Export credit insurance has been acquired to mitigate future losses. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

        Revenue is recognized at the time of shipment. Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized.

Environmental Remediation

        When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental experts in consultation with outside environmental specialists, when necessary. To the extent there are additional future developments, administrative actions, or liabilities relating to environmental matters, the Company may incur additional expenses related to environmental remediation.

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

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 26 of the Annual Report on Form 10-K for the year ended September 30, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring”. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board Opinion (“APB”) No. 25. The additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.

        The Company applies APB No. 25, and related interpretations in accounting for stock options; accordingly, since the grant price of the stock options was at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income (loss) would have been the following:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2002	2003	2002	2003

Net income (loss) as reported	$1,574	$(3,922)	$3,248	$(6,690)

Add: Total stock-based employee compensation expense
determined under the intrinsic value based method, net of
related tax effects	0	0	0	0

Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net of related
tax effects	(8)	(6)	(16)	(12)

Pro forma net income (loss)	$1,566	$(3,928)	$3,232	$(6,702)

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, Interpretation No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financial position or results of operations, and no footnote disclosures were required under Interpretation No. 45 as of March 31, 2003.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 addresses consolidation by business enterprises of certain variable interest entities, and is effective for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains as interest after that date. The adoption of Interpretation No. 46 did not have a material impact on the Company’s financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect the Company’s interest expense on variable rate debt. Approximately 24.0% of the Company’s total debt was variable rate debt at March 31, 2003. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $170,000 for the first half of fiscal 2003. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

        At March 31, 2003, the Company’s primary market risk exposure was raw material price fluctuations and foreign currency exchange rates.

        Foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Any US dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance.

        At March 31, 2003, the Company had no foreign currency exchange contracts outstanding.

Item 4.    Controls and Procedures

        Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

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

Date: May 15, 2003	HAYNES INTERNATIONAL, INC. /ss/ Francis J. Petro Francis J. Petro President and Chief Executive Officer /ss/ Calvin S. McKay Vice President, Finance Chief Financial Officer

CERTIFICATIONS

I, Francis J. Petro, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haynes International, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

Date:  May 15, 2003

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

Date:  May 15, 2003

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
Indenture, dated as of August 23, 1996, between Haynes International, Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior Notes Due 2004, table of contents and cross-reference sheet. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-K Report for the year ended September 30, 1996, File No. 333-5411.)

4.02	Form of 11 5/8% Senior Note Due 2004. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Form 10- K Report for the year ended September 30, 1996, File No. 333-5411.)

(10)	10.01
10.01 Stock Purchase Agreement, dated as of January 24, 1997, among Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II Merchant Banking Fund L.P., Blackstone Family Investment Partnership L.P., Haynes Holdings, Inc. and Haynes International, Inc. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K Report, filed February 13, 1997, File No.333-5411.)

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

10.14	Form of Severance Agreement

10.15	Amendment to Monitoring Agreement dated October 1, 2002 as described in Exhibit 10.13.

(11)	No Exhibit.

(12)	12.01	Statement re: computation of ratio of earnings to fixed charges (15) No Exhibit.

(15)	No Exhibit.

(22)	No Exhibit.

(23)	No Exhibit.

(24)	No Exhibit.

(99)	99.01	99.01 Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 1902.