Form 10-Q
period 2003-06-30
HAYNES INTERNATIONAL INC
filed 2003-08-14
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).       Yes [   ]     No [X]

As of August 14, 2003, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets as of
	September 30, 2002 and June 30, 2003	3

	Consolidated Condensed Statements of Operations for the
	Three Months and Nine Months ended June 30, 2002 and 2003	4

	Consolidated Condensed Statements of Comprehensive Income (Loss) for the
	Three Months and Nine Months ended June 30, 2002 and 2003	5

	Consolidated Condensed Statements of Cash Flows for the
	Nine Months ended June 30, 2002 and 2003	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Index to Exhibits	17

PART 1    FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2002	June 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,199	$4,616
Accounts receivable, less allowance for doubtful
accounts of $723 and $954, respectively	35,345	31,225
Inventories	90,268	94,301
Refundable income taxes	46	---
Deferred income taxes	434	1,617

Total current assets	131,292	131,759

Property, plant and equipment (at cost)	128,193	130,720
Accumulated depreciation	(85,472)	(89,831)

Net property, plant and equipment	42,721	40,889

Deferred income taxes	46,398	51,530
Prepayments and deferred charges, net	14,191	14,045

Total assets	$234,602	$238,223

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$20,598	$23,206
Accrued postretirement benefits	4,400	4,400
Revolving credit facility	46,003	47,562
Notes payable	1,566	2,258

Total current liabilities	72,567	77,426

Long-term debt, net of unamortized discount	142,116	141,894
Accrued pension and postretirement benefits	117,317	123,108

Total liabilities	332,000	342,428

Capital deficiency:
Common stock, $.01 par value (100 shares authorized,
issued and outstanding)
Additional paid-in capital	51,346	51,380
Accumulated deficit	(145,402)	(154,999)
Accumulated other comprehensive loss	(3,342)	(586)

Total capital deficiency	(97,398)	(104,205)

Total liabilities and capital deficiency	$234,602	$238,223

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003

Net revenues	$52,938	$43,272	$173,009	$132,352
Cost of sales	40,728	36,912	131,195	113,292
Selling and administrative	6,104	5,481	17,858	17,510
Research and technical	871	575	2,719	2,101

Operating income (loss)	5,235	304	21,237	(551)
Interest expense	5,124	4,952	15,536	14,735
Interest income	(8)	(7)	(43)	(27)

Income (loss) before provision for (benefit
from) income taxes	119	(4,641)	5,744	(15,259)
Provision for (benefit from) income taxes	106	(1,734)	2,483	(5,662)

Net income (loss)	$13	$(2,907)	$3,261	$(9,597)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003

Net income (loss)	$13	$(2,907)	$3,261	$(9,597)
Other comprehensive income:
Foreign currency translation adjustment	2,974	1,187	1,992	2,756

Other comprehensive income	2,974	1,187	1,992	2,756

Comprehensive income (loss)	$2,987	$(1,720)	$5,253	$(6,841)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended June 30,
	2002	2003

Cash flows from operating activities:
Net income (loss)	$3,261	$(9,597)
Depreciation	3,518	3,928
Amortization	984	906
Deferred income taxes (benefit)	1,778	(6,315)
Loss on property disposal	36	---
Change in:
Inventories	(4,576)	(3,459)
Accounts receivable	9,774	4,706
Accounts payable and accruals	358	10,384
Other, net	2,551	(330)

Net cash provided by operating activities	17,684	223

Cash flows from investing activities:
Additions to property, plant and equipment	(3,977)	(2,800)
Proceeds from sale of property, plant and equipment	---	704
Other investing activities	(264)	---

Net cash used in investing activities	(4,241)	(2,096)

Cash flows from financing activities:
Net increase (decrease) in revolving credit and long-term debt	(10,444)	1,014
Other financing activities	30	35

Net cash provided by (used in) financing activities	(10,414)	1,049

Effect of exchange rates on cash	184	241

Increase (decrease) in cash and cash equivalents	3,213	(583)
Cash and cash equivalents, beginning of period	171	5,199

Cash and cash equivalents, end of period	$3,384	$4,616

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest	$10,600	$9,694

Income taxes	$248	$613

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the nine months ended June 30, 2003
(dollars in thousands)

Note 1.    Basis of Presentation

        The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002, filed by the Company with the Securities and Exchange Commission (“SEC”) on December 20, 2002. The results of operations for the nine months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year or any other interim period.

        Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

Note 2.    Inventories

        The following is a summary of the major classes of inventories:

	September 30, 2002	June 30, 2003
		(Unaudited)

Raw materials	$9,414	$9,043
Work-in-process	32,321	34,259
Finished goods	38,583	39,115
Other, net	9,950	11,884

Net inventories	$90,268	$94,301

Note 3.    Income Taxes

        The income tax provision (benefit) for the three months and nine months ended June 30, 2003 and 2002, differed from the U.S. federal statutory rate of 34% primarily due to state income taxes and differing tax rates on foreign earnings.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Net Revenues. Net revenues decreased approximately $9.6 million to approximately $43.3 million in the third quarter of fiscal 2003 from approximately $52.9 million in the third quarter of fiscal 2002. Volume decreased 18.9% to approximately 3.0 million pounds in the third quarter of fiscal 2003 from approximately 3.7 million pounds in the third quarter of fiscal 2002. The average selling price rose 1.7% to $14.26 per pound in the third quarter of fiscal 2003 from $14.02 per pound in the third quarter of fiscal 2002 primarily due to product mix. The Company’s consolidated backlog has increased approximately $900,000 or 1.7% to approximately $54.5 million at June 30, 2003 from approximately $53.6 million at March 31, 2003. The consolidated backlog at June 30, 2002 was $63.9 million. Order entry increased $2.6 million or 6.3% for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002.

        Sales to the aerospace industry decreased by approximately $600,000 to approximately $21.9 million in the third quarter of fiscal 2003 from approximately $22.5 million in the third quarter of fiscal 2002, due to a 7.8% decrease in the average selling price per pound, partially offset by a 5.7% increase in volume. The decrease in the average selling price was due to a larger proportion of lower priced nickel-base alloy forms compared to the higher priced specialty and proprietary alloys. The increase in volume was attributed to higher sales in the domestic and European sectors of the nickel-base alloy flat products to jet engine fabricators for maintenance work.

        Sales to the chemical processing industry increased by approximately $800,000 to approximately $10.9 million in the third quarter of fiscal 2003 from approximately $10.1 million in the third quarter of fiscal 2002, due to a 31.1% increase in volume partially offset by a 17.8% decrease in the average selling price per pound. The increase in volume was attributed to improved European sales of flat and round products and also higher sales of flat products in the domestic markets because of a higher level of maintenance projects in this quarter versus the same quarter in the prior year. The decrease in the average selling price was due to highly competitive market conditions and a greater proportion of the sales consisting of the lower valued nickel-base alloy flat and round products compared to the higher valued tubular product forms.

        Sales to the land-based gas turbine industry decreased by approximately $7.5 million to approximately $5.3 million in the third quarter of fiscal 2003 from approximately $12.8 million in the third quarter of fiscal 2002, due to a 65.6% decrease in volume partially offset by a 20.9% increase in the average selling price per pound caused by a change in product mix. The decrease in volume was due to lower sales of proprietary alloy round products in the domestic and export market and lower shipments of specialty alloy flat products in the domestic market caused by reduced demand for land-based gas turbine engines. The increase in the average selling price was attributed to a larger proportion of the volume being the higher valued nickel-base alloy product forms.

        Sales to other industries decreased by approximately $2.3 million to approximately $5.2 million in the third quarter of fiscal 2003 from approximately $7.5 million in the third quarter of fiscal 2002, due to a 52.7% decrease in volume partially offset by a 48.9% increase in the average selling price per pound. The decrease in volume was caused by the combined effects of lower sales into the flue gas desulfurization industry because of fewer projects than in the previous comparable period, lower oil and gas sales due to a project in the comparable time period a year earlier that did not repeat, and lower sales in the other minor market categories. The increase in the average selling price was due to a larger proportion of the higher valued products in the other minor markets compared to the lower value products in the flue gas desulfurization industry and oil and gas markets.

        Cost of Sales. Cost of sales as a percent of net revenues increased to 85.3% in the third quarter of fiscal 2003 from 76.9% in the third quarter of fiscal 2002. The higher cost of sales percentage was the result of higher raw material costs, higher energy costs, and lower absorption of fixed manufacturing cost as a result of lower production levels.

        Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $600,000 to approximately $5.5 million for the third quarter of fiscal 2003 from approximately $6.1 million for the third quarter of fiscal 2002. The decrease in selling and administrative expenses was primarily due to lower employee compensation costs resulting from reduced staffing levels.

        Research and Technical Expenses. Research and technical expenses decreased by approximately $300,000 to approximately $600,000 in the third quarter of fiscal 2003 from approximately $900,000 in the third quarter of fiscal 2002. The decrease in research and technical expenses was due to lower employee compensation costs resulting from reduced staffing levels.

        Operating Income (Loss). As a result of the above factors, the Company recognized an operating income for the third quarter of fiscal 2003 of approximately $300,000 compared to operating income of approximately $5.2 million for the third quarter of fiscal 2002.

        Interest Expense. Interest expense decreased by approximately $100,000 to approximately $5.0 million in the third quarter of fiscal 2003 from approximately $5.1 million in the third quarter of fiscal 2002. Lower revolving credit borrowings and lower interest rates contributed to the decrease when comparing the two quarters.

        Income Taxes. Income taxes changed by approximately $1.8 million to an income tax benefit of approximately $1.7 million for the third quarter of fiscal 2003 from an income tax provision of approximately $100,000 for the third quarter of fiscal 2002, due to the pre-tax loss of approximately $4.6 million for the third quarter of fiscal 2003 compared to the pre-tax income of approximately $100,000 for the third quarter of fiscal 2002.

        Net Income (Loss). As a result of the above factors, the net loss was approximately $2.9 million for the third quarter of fiscal 2003 compared to the net income of approximately $13,000 for the third quarter of fiscal 2002.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

        Net Revenues. Net revenues decreased approximately $40.6 million to approximately $132.4 million in the first nine months of fiscal 2003 from approximately $173.0 million in the first nine months of fiscal 2002. Volume decreased 27.2% to approximately 9.1 million pounds in the first nine months of fiscal 2003 from approximately 12.5 million pounds in the first nine months of fiscal 2002. The average selling price improved 5.6% to $14.41 per pound in the first nine months of fiscal 2003 from $13.65 per pound in the first nine months of fiscal 2002. The Company’s consolidated backlog has increased approximately $2.0 million or 3.8% to approximately $54.5 million at June 30, 2003 from approximately $52.5 million at September 30, 2002. The consolidated backlog decreased $37.7 million or 37.1% to approximately $63.9 million at June 30, 2002 from approximately $101.6 million at September 30, 2001. Order entry decreased $4.8 million or 3.5% for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

        Sales to the aerospace industry decreased by approximately $10.2 million to approximately $61.4 million in the first nine months of fiscal 2003 from approximately $71.6 million in the first nine months of fiscal 2002, primarily due to a 12.7% decrease in volume. The decrease in volume was attributed to a substantial reduction in sales of nickel-base alloy flat products to jet engine fabricators as the industry continues to adjust to the lower demand of commercial aircraft build rates.

        Sales to the chemical processing industry decreased by approximately $2.2 million to approximately $31.7 million in the first nine months of fiscal 2003 from approximately $33.9 million in the first nine months of fiscal 2002, due to a 6.0% decrease in the average selling price per pound. The decrease in the average selling price was due to the highly competitive market conditions in the domestic and European markets combined with a greater proportion of the lower value commodity alloy billet products.

        Sales to the land-based gas turbine industry decreased approximately $21.5 million to approximately $20.1 million in the first nine months of fiscal 2003 from approximately $41.6 million in the first nine months of fiscal 2002, due to a 58.2% decrease in volume partially offset by a 15.8% increase in the average selling price per pound caused by a change in product mix. The decrease in volume was due to the significantly reduced sales of proprietary alloy round products into the domestic and European markets as well as specialty and proprietary alloy flat products into the European fabricators caused by reduced demand for land-based gas turbine engines. The pricing improvements can be attributed to the larger proportion of the higher priced product forms as compared to the lower priced ingot and billet products.

        Sales to other industries decreased by approximately $6.7 million to approximately $19.2 million for the first nine months of fiscal 2003 from approximately $25.9 million for the first nine months of fiscal 2002, due to a 32.8% decrease in volume partially offset by a 12.6% increase in the average selling price per pound caused by a change in product mix. The decrease in volume was due to the combination of a major project for the supply of tubular products for deep wells in the oil and gas sector in fiscal 2002 that did not repeat during the current period as well as lower flue gas desulfurization project sales in the export markets. The increase in the average selling price was due to a larger proportion of the higher value products in these markets compared to the lower value products in the flue gas desulfurization industry and oil and gas markets.

        Cost of Sales. Cost of sales as a percentage of net revenues increased to 85.6% in the first nine months of fiscal 2003 from 75.8% in the first nine months of fiscal 2002. The higher cost of sales percentage was the result of higher raw material costs, higher energy costs and lower absorption of fixed manufacturing costs as a result of lower production levels.

        Selling and Administrative Expenses. Selling and administrative expenses decreased approximately $400,000 to approximately $17.5 million for the first nine months of fiscal 2003 from approximately $17.9 million in the first nine months of fiscal 2002. The decrease in selling and administrative expenses was due to lower compensation costs and bad debt expense, partially offset by higher professional fees.

        Research and Technical Expense. Research and technical expense decreased by approximately $600,000 to approximately $2.1 million in the first nine months of fiscal 2003 from approximately $2.7 million in the first nine months of fiscal 2002. The decrease in research and technical expense was due primarily to lower employee costs.

        Operating Income (Loss). As a result of the above factors, the Company recognized an operating loss of approximately $600,000 for the first nine months of fiscal 2003 as compared to operating income of approximately $21.2 million for the first nine months of fiscal 2002.

        Interest Expense. Interest expense decreased by approximately $800,000 to approximately $14.7 million for the first nine months of fiscal 2003 from approximately $15.5 million for the first nine months of fiscal 2002. Lower revolving credit balances and lower interest rates contributed to the decrease when comparing the first nine months of fiscal 2003 to the first nine months of fiscal 2002.

        Income Taxes. Income taxes changed by approximately $8.2 million to an income tax benefit of approximately $5.7 million for the first nine months of fiscal 2003 from an income tax provision of approximately $2.5 million for the first nine months of fiscal 2002, due to the pre-tax loss of approximately $15.3 million for the first nine months of fiscal 2003 compared to the pre-tax income of approximately $5.7 million for the first nine months of fiscal 2002.

        Net Income (Loss). As a result of the above factors, the Company recognized a net loss of approximately $9.6 million in the first nine months of fiscal 2003 compared to a net income of approximately $3.3 million for the first nine months of fiscal 2002.

Liquidity and Capital Resources

        The Company’s near term future cash needs will be driven by working capital requirements and planned capital expenditures. Capital expenditures were approximately $2.8 million for the first nine months of fiscal 2003 compared to approximately $4.0 million for the first nine months of fiscal 2002. The remainder of planned capital spending of approximately $800,000 for fiscal 2003 is targeted for the Company’s environmental projects and general equipment upgrades. The Company does not expect such capital expenditures to have a material effect on its long term liquidity. The Company expects to fund its working capital needs and capital expenditures with cash provided from operations, supplemented by borrowings under its Revolving Credit Facility. The Company believes these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements over the next 12 months, although there can be no assurance that this will be the case.

        Net cash provided by operating activities in the first nine months of fiscal 2003 was approximately $200,000, as compared to $17.7 million for the first nine months of fiscal 2002. The cash provided by operating activities for the first nine months of fiscal 2003 was primarily the result of an increase of approximately $10.4 million in accounts payable and accrued expenses, a decrease of approximately $4.7 million in accounts receivable, and non-cash depreciation and amortization of approximately $4.8 million, which was offset by an increase of approximately $3.5 million in inventories, an increase of approximately $6.3 million in deferred income taxes, a net loss of approximately $9.6 million and approximately $300,000 in other activities. Net cash used for investing activities decreased to approximately $2.1 million for the first nine months of fiscal 2003 from approximately $4.2 million for the first nine months of fiscal 2002, due to capital expenditures of approximately $2.8 million partially offset by capital proceeds from the sale of idle equipment of approximately $700,000. Net cash provided by financing activities for the first nine months of fiscal 2003 was approximately $1.0 million, primarily due to a net increase in borrowings under the Revolving Credit Facility.

        Cash for the first nine months of fiscal 2003 decreased approximately $600,000 resulting in a June 30, 2003 cash balance of approximately $4.6 million. Cash for the first nine months of fiscal 2002 increased by approximately $3.2 million resulting in a June 30, 2002 cash balance of approximately $3.4 million.

        Total debt at June 30, 2003 was approximately $191.7 million compared to approximately $195.5 million at June 30, 2002, reflecting decreased borrowings under the Revolving Credit Facility and payments on capital lease obligations.

        At June 30, 2003, approximately $47.6 million had been borrowed pursuant to the Revolving Credit Facility compared to approximately $51.3 million at June 30, 2002. In addition, as of June 30 2003, approximately $1.2 million in Letter of Credit obligations had been incurred by the Company. The Revolving Credit Facility availability calculation includes a reserve for accrued interest payable, March 1 and September 1, in connection with the 11 5/8% Senior Notes due 2004 of approximately $5.4 million at June 30, 2003, and a standard fixed charge reserve which is $2.0 million at June 30, 2003.

        The Company had available additional borrowing capacity of approximately $11.6 million on the Revolving Credit Facility at June 30, 2003. Subsequent to June 30, 2003, based on the terms of the Revolving Credit Facility, an additional $5.0 million fixed charge reserve will reduce this borrowing capacity to $6.6 million.

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

        The current asset allocation approximates a 54% equity allocation split between US equities (50%) and international equities (4%) with the remaining 46% being allocated to US fixed income investments. This allocation approximates the planned allocation of 60% equities and 40% fixed income instruments.

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

        Due to the reduction in the funded status of the Company’s Qualified Plan current liability, a total contribution to the Plan of $1.9 million will be required prior to June 15, 2004 of which $375,000 was funded in May of 2003. In fiscal 2002, $4.0 million was funded to the Company’s 401(h) plan from the Qualified Plan assets. No funding from the Qualified Plan assets to the 401(h) Plan will take place in 2003 which should reduce pension expense by $360,000 for fiscal 2003. The Company’s funding of the 401(h) Plan, the majority of which was funded using Qualified Pension Plan Assets in Fiscal 2002, will now be funded from operations of the Company.

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

        Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002. During the period ended June 30, 2003, there were no changes to these accounting policies. We have identified certain critical accounting policies which are described below.

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

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management believes the deferred tax assets are fully recoverable and, therefore, no valuation allowance has been recorded. In the event the Company was to determine that it would be unable to realize its deferred tax assets in future periods, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2002	2003	2002	2003
Net income (loss) as reported	$13	$(2,907)	$3,261	$(9,597)
Add: Total stock-based employee compensation expense
determined under the intrinsic value based method, net of
related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net of related
tax effects	(8)	(6)	(24)	(18)

Adjusted net income (loss)	$5	$(2,913)	$3,237	$(9,615)

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, Interpretation No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financial position or results of operations, and no footnote disclosures were required under Interpretation No. 45 as of June 30, 2003.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management does not expect that adoption of this standard will have a material impact on the Company's financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect the Company’s interest expense on variable rate debt. Approximately 24.8% of the Company’s total debt was variable rate debt at June 30, 2003. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $170,000 for the first nine months of fiscal 2003. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

        At June 30, 2003, the Company’s primary market risk exposure was raw material price fluctuations and foreign currency exchange rates.

        Foreign exchange contracts offset foreign currency denominated purchase commitments to suppliers, accounts receivable from, and future committed sales to, customers, and operating expenses. Any US dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance.

        At June 30, 2003, the Company had no foreign currency exchange contracts outstanding.

Item 4.    Controls and Procedures

        Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2003 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the same periods specified in the rules and forms of the Securities Exchange Commission. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. See Index to Exhibits

(b)
Reports on Form 8-K.    Form 8-K filed May 23, 2003, under Items 7 and 9. Statement of Operations Data for the three and six months ended March 31, 2003, was provided in the press release filed as part of this Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC. /ss/ Francis J. Petro Francis J. Petro President and Chief Executive Officer /ss/ Calvin S. McKay Calvin S. McKay Vice President, Finance Chief Financial Officer
Date: August 14, 2003

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibit	Sequential Numbering System Page Number of Exhibit
(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, Registration No. 33-32617.)
	3.02	Bylaws of Registrant. (Incorporated by reference to Exhibit 3.02 to Registration Statement on Form S-1, Registration No. 33-32617.)
(4)	4.01	Indenture, dated as of August 23, 1996, between Haynes International, Inc. and National City Bank, as Trustee, relating to the 11 5/8% Senior Notes Due 2004, table of contents and cross-reference sheet. (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-K Report for the year ended September 30, 1996, File No. 333-5411.)
	4.02	Form of 11 5/8% Senior Note Due 2004. (Incorporated by reference to Exhibit 4.02 to the Registrant's Form 10- K Report for the year ended September 30, 1996, File No. 333-5411.)
(12)	12.01	Statement Re: Computation of ratio of fixed charges.
(31)	31.01	Rule 13a-14(a)/15d-14(a) Certification.
(31)	31.02	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01	Section 1350 Certifications