Form 10-K
period 2003-09-30
HAYNES INTERNATIONAL INC
filed 2003-12-29
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

|X|	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.
| |	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934.

Commission File Number 33-32617

HAYNES INTERNATIONAL, INC.
 (Exact name of the registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principle executive offices)	(Zip Code)
(765) 456-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.        X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b — 2).     Yes             No  X

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

The number of shares of Common Stock, $.01 par value, of Haynes International, Inc. outstanding as of December 29, 2003 was 100.

Documents Incorporated by Reference:   None

Part I

Item 1.    Business

General

        Haynes International, Inc. (“the Company”) develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company’s products are high temperature alloys (“HTA”) and corrosion resistant alloys (“CRA”). The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 68% of the Company’s net revenues in fiscal 2003. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billet and wire forms.

        High performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company’s relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high performance alloy industry.

Capital Restructuring

        The Company’s financial performance over the past year has been adversely impacted by reduced customer demand caused by a weak economic environment, higher raw material cost and rising energy costs. As a result of these circumstances, the Company has entered into several amendments to the Company’s Credit Agreement dated as of November 22, 1999 (the “Credit Agreement”) certain of which provide additional availability, more flexible financial covenant requirements through January 31, 2004, full relief from the Senior Note Interest Reserve through December 31, 2003, and partial relief until February 28, 2004, at which time the full Senior Note Interest Reserve will again be in effect. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 to the consolidated financial statements as of and for the year ended September 30, 2003 included in Item 8 for specific requirements of the amendments to the Credit Agreement.

        The Company is highly leveraged. The Company’s 11 5/8% Senior Notes due 2004 (the “Senior Notes”), in the amount of $140 million, are scheduled to be retired on September 1, 2004. In addition, interest payments on the Senior Notes of $8.1 million each are due on March 1, 2004 and September 1, 2004. Finally, the Credit Agreement, with an outstanding amount of $56.8 million as of September 30, 2003, is currently scheduled to terminate on June 3, 2004.

        In November 2003, the Company retained Conway, Del Genio, Gries & Co., LLC and Skadden, Arps, Slate, Meagher & Flom (Illinois) and related law practice entities to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring the Company’s balance sheet, which the Company’s management believes is essential to ensure that the Company has adequate working capital to operate its business and capitalize on its position as one of the world leaders in the manufacture of high performance alloys. The Company is currently engaged in discussions with the Credit Agreement lenders about amendments to provide additional liquidity. In addition, the Company anticipates beginning discussions in January 2004 with holders of its Senior Notes regarding possible restructuring transactions. The Company further anticipates that any such restructuring transaction would result in substantial dilution of the interest of the existing equity holders of Haynes Holdings, Inc. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing. See statement in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding forward-looking statements.

        In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. Moreover, one possible outcome of the restructuring would be the deferral or forgiveness of some or all of these obligations in return for other forms of consideration. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding forward-looking statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

        Due to various factors including the uncertainty regarding the capital restructuring and its effect on liquidity, the auditors’ report on the Company’s consolidated financial statements for the year ended September 30, 2003 is modified because of these uncertainties. See Item 8 “Financial Statements and Supplementary Data” for a copy of the auditors’ report.

Products

        The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high performance alloys. The Company competes exclusively in the high performance alloy segment, which includes HTA and CRA products. The Company believes that the high performance alloy segment represents less than 10% of the total alloy market. In fiscal 2003, HTA and CRA products accounted for approximately 75% and 25%, respectively, of the Company’s net revenues. These percentages of the Company’s total product revenue and volume are based on data which include revenue and volume associated with sales by the Company to its foreign subsidiaries, but exclude revenue and volume associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue and volume data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

        HTA products are used primarily in manufacturing components for the hot sections of jet engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace industry, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generators, and power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations.

        CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing industry has represented the largest end-user segment for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this industry continues to represent an area of potential long-term growth for the company. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times.

        High Temperature Alloys The following table sets forth information with respect to the Company’s significant high temperature alloys, applications and features:

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES HR-160 (1990) (2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242 (1990) (2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES HR-120 (1990) (2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES 230 (1984) (2)	Aero/LBGT-ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 214 (1981) (2)	Aero-honeycomb seals	Good combination of oxidation resistance and fabricating among nickel-based alloys
HAYNES 188 (1968) (2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-based alloys
HAYNES 625 (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 263 (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY X (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost
HAYNES Ti 3-2.5 (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES 25 (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800°F

(1)	"Aero" refers to aerospace; "LBGT" refers to land-based gas turbines; "CPI" refers to the chemical processing industry.

(2)	Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

        Corrosion Resistant Alloys    The following table sets forth information with respect to certain of the Company’s significant corrosion resistant alloys, applications and features:

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY C-2000 (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY B-3 (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY D-205 (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY G-50 (1989)	Oil and gas-sour gas tubulars	Good resistance to down hole corrosive environments
HASTELLOY C-22 (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY G-30 (1985)(2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY B-2 (1974)	CPI-acetic acid	Resistance to hydrochloric acid and other reducing acids
HASTELLOY C-4 (1973)	CPI-tanks, mixers, piping	Good thermal stability
HASTELLOY C-276 (1968)	CPI/FGD/oil land gas-tanks, mixers, piping	Broad resistance to many environments

(1)	"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulfurization industry

(2)	Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

End Markets

         Aerospace.        The Company has manufactured HTA products for the aerospace market since the late 1930‘s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company’s direct sales force. Demand for the Company’s products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance and replacement.

         Chemical Processing.        The chemical processing industry segment represents a large base of customers with diverse CRA applications driven by demand for key end use industries such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing industry since the early 1930s. Demand for the Company’s products in this industry is based on the level of maintenance, repair, and expansion of existing chemical processing facilities as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service centers and independent distributors is a competitive advantage in marketing its CRA products.

        Land Based Gas Turbines.        Demand for the Company’s products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil-fuel-fired utilities during times of peak demand. Demand for the Company’s alloys in the LBGT industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. LBGT generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Further demand is generated in mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls.

        Other Markets.        In addition to the industries described above, the Company also targets a variety of other markets. Other industries to which the Company sells its HTA and CRA products include FGD, oil and gas, waste incineration, industrial heat treating, automotive and instrumentation. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. The Company also sells its products for use in the oil and gas industry, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company’s products.

Sales and Marketing and Distribution

        Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the substitution of Company products for other materials in appropriate applications, enabling the Company’s products to be specified for use in the production of customers’ products. Market development professionals are assisted by the research and development staff of the Company in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing, research and development, and customer support provides an advantage over other manufacturers in the high performance alloy industry. This activity allows the Company to obtain direct insight into customers’ alloy needs and allows the Company to develop proprietary alloys that provide solutions to customers’ problems.

        The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, with direct sales coverage in the United States and Canada, three wholly-owned European subsidiaries and a wholly-owned subsidiary in Singapore serving the Pacific Rim. Approximately 80% of the Company’s net revenues in fiscal 2003 were generated by the Company’s direct sales organization. The remaining 20% of the Company’s fiscal 2003 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

        The following table sets forth the approximate percentage of the Company’s fiscal 2003 net revenues generated through each of the Company’s distribution channels.

	DOMESTIC	FOREIGN	TOTAL
Company sales offices/service centers	52%	28%	80%
Independent distributors/sales agents	13%	7%	20%
	13%	7%	20%
Total	65%	35%	100%

        The top twenty customers, not affiliated with the Company, accounted for approximately 41% of the Company’s net revenues for fiscal 2003. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2003.

        The Company’s foreign and export sales were approximately $90.5 million, $83.5 million, and $74.5 million for fiscal 2001, 2002, and 2003, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to Consolidated Financial Statements included in Item 8.

Manufacturing Process

        High performance alloys require a lengthier, more complex melting process and are more difficult to manufacture than lower performance alloys, such as stainless steels. The alloying elements in high performance alloys must be highly refined, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in sheet, plate, billet/ingot, tubular, and other forms, which represented 54%, 21%, 13%, 9%, and 3%, respectively, of total volume sold in fiscal 2003 (after giving effect to the conversion of billet to bar by the Company’s UK subsidiary).

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

        The Argon Oxygen Decarburization (“AOD”) gas controls in the Company’s primary melt facility remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the alloys. The AOD gas control system also allows for statistical process control monitoring in real time to improve product quality.

        The Company has a four-high Steckel mill for use in hot rolling material. The four-high mill was installed in 1982 at a cost of approximately $60.0 million and is one of only two such mills in the high performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of alloy shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

Backlog

        As of September 30, 2003, the Company’s backlog orders aggregated approximately $50.6 million, compared to approximately $52.5 million as of September 30, 2002, and approximately $101.6 million as of September 30, 2001. The backlog for the year ending September 30, 2003, was down $1.9 million or 3.8% as compared to the prior year and order entry was down $1.1 million or 0.6% as compared to the prior year. Substantially all orders in the backlog at September 30, 2003 are expected to be shipped within the twelve months beginning October 1, 2003. Due to the cyclical nature of order entry experienced by the Company, there can be no assurance that order entry will continue at historical or current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years. The backlog for past years has been adjusted to reflect the consolidated backlog inclusive of the service centers.

THE COMPANY'S CONSOLIDATED BACKLOG
AT FISCAL QUARTER END
(IN MILLIONS)

	1999	2000	2001	2002	2003
1st	$57.1	$62.4	$82.0	$88.0	$49.0
2nd	$58.2	$82.9	$93.5	$77.2	$53.6
3rd	$55.9	$84.6	$92.3	$63.9	$54.5
4th	$59.9	$84.6	$101.6	$52.5	$50.6

Raw Materials

        Raw material costs account for a significant portion of the Company’s cost of sales with nickel being the primary material used in the Company’s alloys. Each pound of alloy contains, on average, 48% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap. Historically, the Company’s primary source of nickel has been Falconbridge, U.S., Inc.

        The following table sets forth the average per pound price for nickel as reported by the London Metals Exchange for the fiscal years indicated.

Year Ended September 30,	Average Price
1999	2.29
2000	3.98
2001	2.96
2002	3.12
2003	3.76

        The average per pound price for nickel as reported by the London Metals Exchange for the period from June to September of fiscal 2003 rose from $4.00 per pound to $4.51 per pound while the demand for high performance alloys remained weak thereby diminishing the ability to pass on the rising cost of nickel to the Company's customers. From September 2003 to December 2003 the cost of nickel has risen another $1.50 per pound to approximately $6.00 per pound.

        Since most of the Company’s products are produced to specific orders, the Company purchases materials against known production schedules. Materials are purchased from several different suppliers, through consignment arrangements, annual contracts and spot purchases and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, during a period of rapidly escalating raw material costs such as the Company has recently experienced with nickel, margins can be negatively impacted.

        The high performance alloy industry has generally been able to pass raw material price increases through to its customers, however, the rapid rise in nickel cost is not due to a strong market demand for high performance alloys but to a supply of nickel that can not meet demand requirements. Development projects are in process to increase the supply of nickel, however, this additional supply will not be available for several years. A significant impact on the demand for nickel is being driven by increasing purchases of raw and scrap nickel by China to meet the needs of its expanding economy.

Research and Technical Development

        The Company’s research facilities are located at the Company’s Kokomo facility and consist of 90,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has ten fully equipped laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab and a high temperature lab, among others. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2003, the research and technical development staff consisted of 32 persons, 12 of whom have engineering or science degrees, including seven with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical development costs relate mainly to efforts to develop new proprietary alloys, to improve current or develop new manufacturing methods, to provide technical service to customers, to provide technical support to the commercial and manufacturing groups and to provide metallurgical training to engineer and non-engineer employees. The Company spent approximately $3.7 million, $3.7 million and $2.7 million for research and technical development activities for fiscal 2001, 2002 and 2003, respectively.

        During fiscal 2003, exploratory alloy development projects were focused on new high temperature alloy products for gas turbine, chemical process industry, and industrial heating service industries. Engineering projects include new manufacturing process development, specialized test data development and application support for large volume projects involving power generation and radioactive waste containment. The Company is continuing to develop an extensive database storage and retrieval system to better manage its corrosion, high temperature and mechanical property data.

        Over the last thirteen years, the Company’s technical programs have yielded ten new proprietary alloys and 20 United States patents, with four United States patent applications pending. The Company currently maintains a total of about 15 United States patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Five of the materials considered by management to be of future commercial significance, HAYNES HR-120, HAYNES 242, ULTIMET, HASTELLOY C-2000 and HASTELLOY B-3 alloys, are protected by United States patents that continue until the years 2008, 2008, 2009, 2018 and 2020, respectively.

Competition

        The high performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company faces strong competition from domestic and foreign manufacturers of both the Company’s high performance alloys and other competing metals. The Company’s primary competitors include Special Metals Corporation, Allegheny Technologies, Inc., and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics that may be substituted for the Company’s products.

Employees

        As of September 30, 2003, the Company had approximately 898 employees. All eligible hourly employees at the Kokomo plant and Lebanon Service Center are covered by a collective bargaining agreement with the United Steelworkers of America (“USWA”) which was ratified on July 2, 2002, and which expires on June 11, 2005. As of September 30, 2003, 446 employees of the Kokomo and Lebanon facilities were covered by the collective bargaining agreement. None of the employees of the Company’s Arcadia, Louisiana or European operations are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

Environmental Matters

        The Company’s facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.4 million for fiscal 2003 and are expected to be approximately $1.6 million for fiscal year 2004. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

        The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has exceeded $60,000, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, record keeping requirements relating to Title V Air Permit, record keeping requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Additions and improvements may be required at the Kokomo, Indiana Wastewater Treatment Facility based on proposed restrictions of the local sewer use ordinance. Therefore, the Company spent $243,000 in water treatment facilities in fiscal 2003 and has budgeted another $135,000 for fiscal 2004.

        On July 13, 2000, the Indiana Department of Environmental Management (“IDEM”) issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company had violated various conditions of its Title V air emissions permit. The Company is attempting to resolve these issues with IDEM. Although the Company does not believe this or any similar regulatory enforcement action will have a material impact on its operations, there can be no assurance that additional violations will not be alleged or will not result in the assessment of penalties in the future. As of September 30, 2003, capital expenditures of approximately $3.1 million have been made for air pollution control improvements from fiscal 2001 through 2003, with another $225,000 planned expenditures for 2004.

        The Company has received permits from IDEM and the US Environmental Protection Agency (“EPA”) to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Construction was completed in May 1994 and closure certification was received in fiscal 1999. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. The Company believes that some or all of these contaminants may have migrated from a nearby superfund site. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo facility additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company’s financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to obtain permits and undertake other closure projects and post-closure commitments for any other waste management unit determined to exist at the facility.

        As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and EPA of the Company’s capability to satisfy closure and post-closure ground water monitoring requirements, including possible future corrective action as necessary.

        The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of its wastes. The Company’s operations generate hazardous substances, and, while a large percentage of these wastes are reclaimed or recycled, the Company also accumulates hazardous wastes at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous waste transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon waste generators, site owners and operators and other potentially responsible parties (“PRPs”). The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a PRP at sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company’s financial condition, results of operations of liquidity.

        On July 17, 2002, the EPA issued a Pre-filing Notice and Opportunity to Confer to the Company imposing monetary sanctions and alleging that the Company had violated certain requirements of the Resource, Conservation, and Recovery Act. Specifically, the EPA alleged violations concerning hazardous waste record keeping, waste characterization, and hazardous waste disposal at the Kokomo, Indiana facility. The Company negotiated a settlement, paid a fine of $54,000, and has received a final release from the EPA.

        In November 1988, the EPA approved start-up of a new waste water treatment plant at the Arcadia, Louisiana facility, which discharges treated industrial waste water into the municipal sewage system. After the Company exceeded certain EPA effluent limitations in 1989, the EPA issued an administrative order in 1992 which set new effluent limitations for the facility. The waste water plant is currently operating under this order and the Company is meeting such effluent limitations and does not expect to have any problems meeting those limitations in the future although there can be no guarantees as such. However, the Company anticipates that in the future Louisiana will take over waste water permitting authority from the EPA and may issue a waste water permit, the conditions of which could require modification to the plant. Reasonably anticipated modifications are not expected to have a substantial impact on operations.

Item 2.        Properties

        The Company’s owned and leased facilities, and the products and services provided at each facility, are as follows:

Owned Facilities
Kokomo, Indiana – manufactures and sells all product forms, other than tubular goods.
Arcadia, Louisiana – manufactures and sells welded and seamless tubular goods.
Openshaw, England – manufactures and sells bar and billet for the European market.
Zurich, Switzerland –(1) stocks and sells all product forms.

Leased Facilities
Lebanon, Indiana –(1) stocks and sells all product forms
Houston, Texas –(1) stocks and sells all product forms
Windsor, Connecticut –(1) stocks and sells all product forms
Anaheim, California –(1) stocks and sells all product forms
Paris, France —(1) stocks and sells all product forms
Singapore – sells all product forms
(1)Service Centers

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

        The facilities located in the United States are subject to a mortgage which secures the Company’s obligations under the Company’s Credit Agreement. See Note 7 of the Notes to Consolidated Financial Statements.

        The Openshaw plant, located near Manchester, England, consists of approximately 15 acres of land and over 200,000 square feet of buildings on a single site. The plant produces bar and billet using billets produced in Kokomo as feedstock. Additionally, products not competitive with the Company’s products are processed for third parties. The processes conducted at the facility require hot rotary forges, bar mills and miscellaneous straightening, turning and cutting equipment. The Company is currently in the process of closing the manufacturing portion of the Openshaw plant and sourcing the required bar product for customers from external vendors. This closure will not have a material effect on the overall revenue of the U.K. operation or the overall operation of the Company and the Company's financial position.

        All service center warehouses are single site locations and are less than 100,000 square feet.

        Although capacity can be limited from time to time by certain production processes, the Company believes that its existing facilities will provide sufficient capacity for current and future demand.

Item 3.        Legal Proceedings

        The Company is regularly involved in routine litigation, both as a plaintiff and as a defendant, and federal and/or state EEOC administrative actions. In addition, the Company is subject to extensive federal, state and local laws and regulations. While the Company’s policies and practices are designed to ensure compliance with all laws and regulations, future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters.

        On July 13, 2000, the Indiana Department of Environmental Management (“IDEM”) issued a notice of violation to the Company imposing monetary sanctions and alleging that the Company has violated various conditions of its Title V air emissions permit. The Company is negotiating to resolve these issues with IDEM.

        On July 17, 2002, EPA issued a Pre-filing Notice and Opportunity to Confer to the Company imposing monetary sanctions and alleging that the Company had violated certain requirements of the Resource, Conservation, and Recovery Act. Specifically, the EPA alleged violations concerning hazardous waste record keeping, waste characterization, and hazardous waste disposal at the Kokomo, Indiana facility. The Company negotiated a settlement, paid a fine of $54,000 and has received a final release from the EPA.

        Although the level of future expenditures for legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 4.        Submission of Matters to a Vote of Security Holders

        None

Part II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

        There is no established trading market for the common stock of the Company.

        As of September 30, 2003, Haynes Holdings, Inc. was the only holder of the common stock of the Company.

        There have been no cash dividends declared on the common stock for the three fiscal years ended September 30, 2003, 2002, and 2001.

        The payment of dividends is limited by terms of certain debt agreements to which the Company is a party. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report in response to Item 8.

        Item 12 “Security Ownership of Certain Beneficial Owners and Management” includes disclosures relating to the Company’s Equity Compensation Plans.

        At no time during the three fiscal years ended September 30, 2003, 2002, and 2001 did the Company sell any securities of the Company.

Item 6.        Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except ratio data)

        The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data as of and for the years ended September 30, 1999, 2000, 2001, 2002 and 2003 are derived from the audited consolidated financial statements of the Company.

        These selected financial data are not covered by the auditors’ report and are qualified in their entirety by reference to, and should be read in conjunction with, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Consolidated Financial Statements of the Company”and the related notes thereto included elsewhere in this Form 10-K.

	Year Ended September 30,
Statement of Operations Data:	1999	2000		2001	2002	2003
Net revenues	$208,986	$229,528		$251,714	$225,942	$178,129
Cost of sales	164,349	186,574	(3)	196,790 (3)	175,577 (3)	145,034	(3)
Selling and administrative expenses	25,908 (1)	23,722	(1)(2)	27,254	24,628	24,411	(2)
Research and technical expenses	3,883	3,752		3,710	3,697	2,747
Operating income	14,846	15,480		23,960	22,040	5,937
Terminated acquisition costs	388 (2)	---		---	---	---
Interest expense, net	20,213	22,457		23,066	20,441	19,661
Income (loss) before cumulative effect
of change in accounting principle	564	(4,809)		281	922	(63,005	)(7)
Cumulative effect of change in
accounting principle (net of tax
benefit)	---	640	(3)	---	---	---

Net income (loss)	$564	$(4,169)		$281	$922	$(63,005)

	September 30,
Balance Sheet Data:	1999	2000		2001	2002	2003
Working Capital (deficit)(4)	$56,622	$41,229		$48,135	$58,725	$(86,076)
Property, plant and equipment, net	32,572	42,299		41,557	42,721	40,229
Total assets	221,237	243,365		242,445	235,088	193,940
Total debt	183,879	209,438		206,262	189,685	201,007
Accrued post-retirement benefits	97,662	99,281		102,209	121,717	127,767
Stockholder's equity (Capital deficiency)	(90,052)	(98,167)		(97,326)	(97,398)	(159,033)

	Year Ended September 30,
Other Financial Data:	1999	2000		2001	2002	2003
Capital Expenditures	$8,102	$9,087		$4,181	$6,032	$3,638
Ratio of earnings before fixed charges to fixed charges(5)(6)	---	---		1.04x	1.07x	---
Net cash provided by (used in)
operating activities	(509)	(12,462)		6,433	26,296	(7,950)
Net cash used in investing activities	(7,951)	(8,688)		(4,181)	(5,665)	(2,926)
Net cash provided by (used in)
financing activities	8,570	19,412		(3,410)	(15,860)	10,106

(1)
During fiscal 1999 and 2000, the Company recorded approximately $3,462 and $748, respectively, in connection with a Federal Grand Jury investigation of the nickel alloy industry. These costs have been accounted for as selling and administrative expenses and charged against income during the period. Also during 1999, the Company recorded approximately $1,750 in connection with the resignation of the Company’s former Chief Executive Officer, and the appointment of the Company’s new Chief Executive Officer. Those costs were accounted for as selling and administrative expenses and charged against income in the period.

(2)
Terminated acquisition costs of approximately $388 were recorded in fiscal 1999 in connection with the abandoned attempt to acquire Inco Alloys International by Haynes Holdings, Inc. Also, during fiscal 2000 an additional $161 of terminated acquisition costs were accounted for as selling and administrative expenses. These costs previously had been deferred. In fiscal 2003, $676 of terminated acquisition costs were accounted for as selling and administrative expense related to a renewed, but failed, attempt to acquire Special Metals Corporation (Inco Alloys International).

(3)
On January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its pension benefits to amortize them over the lesser of five years or the average remaining service period of active participants. The $640 cumulative effect of the change on prior years (after a reduction of $426 for income taxes) is included in income in fiscal 2000. In addition, there were other non-recurring charges of $701, $660, and $915 for fiscal 2001, 2002 and 2003, respectively, accounted for as cost of sales. Also included in cost of sales are non-cash charges for non-qualified pension cost provided for certain individuals which totaled $213, $156, $156 and $167 for fiscal 2000, 2001, 2002, and 2003, respectively.

(4)	Reflects the excess of current assets over current liabilities as set forth in the Consolidated Financial Statements where as the deficit reflects current liabilities in excess of current assets.
(5)
For purposes of these computations, earnings before fixed charges consist of income (loss) before provision for (benefit from) income taxes, extraordinary item and cumulative effect of a change in accounting principle, plus fixed charges. Fixed charges consist of interest on debt, amortization of debt issuance costs and estimated interest portion of rental expense. Earnings were insufficient to cover fixed charges by $5,850, $6,977 and $13,724 for fiscal years 1999, 2000 and 2003, respectively.

(6)
For fiscal years 2000, 2001, and 2002 the Company was able to utilize pension plan assets through the use of a 401(h) plan due to the over funded status of the pension plan. The amounts transferred for this purpose from the pension plan to the 401(h) plan for fiscal years 2000, 2001, and 2002 were $4.0 million in each of the respective years. Because the pension plan does not meet the ratio requirements for 401(h) funding there was no funding to the 401(h) plan from the pension plan assets for fiscal 2003.

(7)
Reflects a valuation allowance of $54,650 at September 30, 2003, on the Company’s US deferred tax assets as a result of the Company’s determination that it is more likely than not that certain future tax benefits will not be realized. See Note 6 to the Consolidated Financial Statements included in Item 8.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operationsb

        This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) trends in the demand for the Company’s products; (iii) trends in the industries that consume the Company’s products; (iv) the Company’s ability to refinance its debt; (v) the ability of the Company to develop new products; and (vi) the ability of the Company to make capital expenditures and finance operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

        In addition, the Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties which may affect the accuracy of forward looking statements include the following:

•
If the Company is unable to reach agreement with its various lenders on amending or restructuring its existing debt and successfully implement a restructuring plan, it is likely that the Company will not have adequate liquidity to satisfy its debts and may become the subject of adverse legal proceedings. Moreover, one possible outcome of the restructuring would be the deferral or forgiveness of some or all of the Company’s existing debt in return for other forms of consideration.

•
If the Company is unable to comply with the operating and financial restrictions imposed on it by the terms of its indebtedness, the maturity of the debt may be accelerated and the Company may be unable to satisfy its debts.

•
The earnings of the Company are susceptible to rapid increases in the prices of its raw materials. To the extent that the price of nickel, a major component of many of the Company’s products, continues to rise rapidly, as it did in fiscal 2003, there may be a negative effect on the Company’s gross profit margins.

•	The Company’s gross profit margins may also be negatively impacted by increases in the cost of energy, transportation and labor.
•
The Company depends on the continued growth in demand of the aerospace and chemical processing industries and the continued access of its direct and indirect customers to capital in order to fund their expansion. A decrease in the growth rates for consumption in these industries or the inability for the Company’s customers in these industries to raise capital could reduce the demand for the Company’s products and adversely impact the Company’s revenues and operating results.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Capital Restructuring

        The Company’s financial performance over the past year has been adversely impacted by reduced customer demand caused by a weak economic environment, higher raw material cost and rising energy costs. As a result of these circumstances, the Company has entered into several amendments to the Company’s Credit Agreement dated as of November 22, 1999 (the “Credit Agreement”) certain of which provide additional availability, more flexible financial covenant requirements through January 31, 2004, full relief from the Senior Note Interest Reserve through December 31, 2003, and partial relief until February 28, 2004, at which time the full Senior Note Interest Reserve will again be in effect. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 to the consolidated financial statements as of and for the year ended September 30, 2003 included in Item 8 for specific requirements of the amendments to the Credit Agreement.

        The Company is highly leveraged. The Company’s 11 5/8% Senior Notes due 2004 (the “Senior Notes”), in the amount of $140 million, are scheduled to be retired on September 1, 2004. In addition, interest payments on the Senior Notes of $8.1 million each are due on March 1, 2004 and September 1, 2004. Finally, the Credit Agreement, with an outstanding amount of $56.8 million as of September 30, 2003, is currently scheduled to expire on June 3, 2004.

        In November 2003, the Company retained Conway, Del Genio, Gries & Co., LLC and Skadden, Arps, Slate, Meagher & Flom (Illinois) and related law practice entities to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring the Company’s balance sheet, which the Company’s management believes is essential to ensure that the Company has adequate working capital to operate its business and capitalize on its position as one of the world leaders in the manufacture of high performance alloys. The Company is currently engaged in discussions with the Credit Agreement lenders about amendments to provide additional liquidity. In addition, the Company anticipates beginning discussions in January 2004 with holders of its Senior Notes regarding possible restructuring transactions. The Company further anticipates that any such restructuring transaction would result in substantial dilution of the interest of the existing equity holders of Haynes Holdings, Inc. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing. See statement in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding forward-looking statements.

        In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. Moreover, one possible outcome of the restructuring would be the deferral or forgiveness of some or all of these obligations in return for other forms of consideration. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding forward-looking statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

        Due to various factors including the uncertainty regarding the capital restructuring and its effect on liquidity, the auditors’ report on the Company’s consolidated financial statements for the year ended September 30, 2003 is modified because of these uncertainties. See Item 8 “Financial Statements and Supplementary Data” for a copy of the auditors’ report.

Company Background

        The Company sells high temperature alloys and corrosion resistant alloys, which accounted for 75% and 25%, respectively, of the Company’s net revenues in fiscal 2003. Based on available industry data, the Company believes that it is one of three principal producers of high performance alloys in flat product form, which includes sheet, coil and plate forms. The Company also produces its alloys in round and tubular forms. In fiscal 2003, flat products accounted for 74% of shipment pounds and 68% of net revenues.

        The Company sells its products primarily through its direct sales organization, which includes four domestic Company-owned service centers, three wholly-owned European subsidiaries, a wholly-owned subsidiary in Singapore, and sales agents who supplement the Company’s direct sales efforts in the Pacific Rim. Approximately 80% of the Company’s net revenues in fiscal 2003 was generated by the Company’s direct sales organization. The remaining 20% of the Company’s fiscal 2003 net revenues was generated by independent distributors and licensees in the United States, Europe and Japan, some of whom have been associated with the Company for over 30 years.

        The proximity of production facilities to export customers is not a significant competitive factor, since freight and duty costs per pound are minor in comparison to the selling price per pound of high performance alloy products. In fiscal 2003, sales to customers outside the United States represented approximately 42% of the Company’s net revenues.

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

        Lead times from order to shipment can be a competitive factor as well as an indication of the strength of the demand for high temperature alloys. The Company’s current average lead times from order to shipment, depending on product form, are approximately 10 to 30 weeks.

Overview of Markets

        A breakdown of sales, shipments and average selling prices to the markets served by the Company for the last five fiscal years is shown in the following table:

1999	2000	2001	2002	2003
AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL

SALES ($ IN MILLIONS)
Aerospace	$87.3	41.8%	$94.3	41.1%	$103.4	41.1%	$92.8	41.1%	$80.3	45.1%
Chemical processing	71.0	34.0	62.3	27.1	67.8	26.9	45.8	20.3	44.6	25.0
Land-based gas turbines	24.1	11.5	35.1	15.3	47.4	18.8	52.6	23.3	26.7	15.0
Other markets	21.7	10.4	35.4	15.4	32.3	12.9	32.1	14.1	25.5	14.3

Total product	204.1	97.7	227.1	98.9	250.9	99.7	223.3	98.8	177.1	99.4
Other revenue(1)	4.9	2.3	2.4	1.1	.8	.3	2.6	1.2	1.0	0.6

Net revenues	$209.0	100.0%	$229.5	100.0%	$251.7	100.0%	$225.9	100.0%	$178.1	100.0%

U.S	$125.9	**	$142.8	**	$161.2	**	$142.4	**	$103.6
Foreign	$83.1	**	$86.7	**	$90.5	**	$83.5	**	$74.5

SHIPMENTS BY MARKET (MILLIONS OF POUNDS)
Aerospace	6.2	36.7%	7.6	38.0%	7.6	38.2%	5.4	32.9%	4.7	37.6%
Chemical processing	6.8	40.2	5.8	29.0	5.6	28.1	3.8	23.2	3.9	31.2
Land-based gas turbines	2.3	13.6	3.7	18.5	4.6	23.1	5.0	30.5	2.3	18.4
Other markets	1.6	9.5	2.9	14.5	2.2	10.6	2.2	13.4	1.6	12.8

Total Shipments	16.9	100.0%	20.0	100.0%	20.0	100.0%	16.4	100.0%	12.5	100.0%

AVERAGE SELLING PRICE PER POUND
Aerospace	$14.08	$12.41	$13.61	$17.19	$17.09
Chemical processing	10.44	10.74	12.11	12.05	11.44
Land-based gas turbines	10.48	9.49	10.30	10.52	11.61
Other markets	13.56	12.21	14.68	14.59	15.94
All markets	$12.08	$11	36	$12.55	$13.62	$14.17

(1)        Includes toll conversion, royalty income, and other.

        Aerospace.         Demand for the Company’s products in the aerospace industry is driven by orders for new jet engines as well as requirements for spare parts and replacement parts for jet engines. The Company experienced strong growth in the late 1990‘s through 2001 due to the aerospace demand cycle. As a result of increased new aircraft production and maintenance requirements, the Company’s net revenues from sales to the aerospace supply chain peaked in fiscal 2001.

        Sales to the aerospace market in fiscal 2003 declined by 13.5% from 2002 as the commercial aircraft production by the major manufacturers continued to decline from the peak of 2001. This condition reduced direct demand and caused the supply chain to consume excess inventory. Management believes volumes for the aerospace industry will be flat from fiscal 2003 to 2004.

        Chemical Processing.        Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company’s products is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities in niche markets within the overall industry. In fiscal 2003, shipments of the Company’s products to the chemical processing industry slightly increased from those in fiscal 2002 by 2.6%. Fewer capital projects continued to limit the available opportunities compared to industry capacity growth in fiscal 1999. The basic elements that drive the use of the Company’s products are still present, but the focus for new plant construction will be in Asia, while in Europe and North America, maintenance and debottlenecking projects to avoid capital expansion will be the trend. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher chemical throughput, should support future demand for more sophisticated alloys, such as the Company’s CRA products.

        Management believes volumes for project and major maintenance repair order business for the chemical processing industry will remain flat in fiscal 2004 as compared to fiscal 2003. The Company’s key proprietary CRA products, including HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22, are expected to contribute to the Company’s activity in this market, although there can be no assurance that this will be the case.

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

        Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land-based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990‘s when Phase I of the Clean Air Act was being implemented, selection of land based gas turbines to satisfy electric utilities demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air Act will further contribute to demand for its products in two to three years.

        In fiscal 2003, shipments of the Company’s products to the land based gas turbine industry decreased from those in fiscal 2002 by 49.2% due to a significant decline in demand from the power generation industry. The Company believes the demand for the Company’s products in the LBGT industry will rebound over the next 2-3 years.

        Other Markets.        In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2003 include flue gas desulfurization “FGD”, oil and gas, waste incineration, industrial heat-treating, automotive, and medical and instrumentation. The Clean Air Act is the primary factor in determining the demand for high performance alloys in the FGD industry. The Company’s participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. The automotive and industrial heat-treating markets are highly cyclical and very competitive. However, opportunities continue to exist in the automotive market due to new safety engine controls, and emission systems technologies. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company’s products.

Waste incineration presents opportunities for the Company’s alloys as landfill space is diminishing and government concerns over pollution, chemical weapon stockpiles, and chemical and nuclear waste handling are increasing. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications of the Company’s products.

        In fiscal 2003, shipments of the Company’s products in this category decreased from those in fiscal 2002 by 20.6%, due to a reduction in project business year-to-year; particularly in the oil and gas market.

Results of Operations

        The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

	Years Ended September 30,
	2001	2002	2003
Net revenues	100.0%	100.0%	100.0%
Cost of sales	78.2	77.7	81.4
Selling and administrative expenses	10.8	10.9	13.7
Research and technical expenses	1.5	1.6	1.5

Operating income	9.5	9.8	3.4
Interest expense	9.2	9.2	11.1
Interest income	---	(0.1)	---

Income (loss) before provision for income taxes	.3	.7	(7.7)
Provision for income taxes	(.2)	(.3)	(27.7)

Net income (loss)	.1%	.4%	(35.4%)

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

        Net Revenues.        Net revenues decreased by approximately $47.8 million or 21.2% to approximately $178.1 million in fiscal 2003 from approximately $225.9 million in fiscal 2002. Volume decreased by 23.8% to approximately 12.5 million pounds from approximately 16.4 million pounds in fiscal 2002. The average selling price increased 4.0% to $14.17 per pound in fiscal 2003 from $13.62 per pound in fiscal 2002, primarily due to favorable product mix from aerospace versus LBGT and flat chemical processing industry business year over year. The Company’s consolidated backlog has declined by approximately $1.9 million or 3.6% to approximately $50.6 million at September 30, 2003 from approximately $52.5 million at September 30, 2002. Order entry declined $1.1 million or 0.6% for fiscal 2003, as compared to fiscal 2002.

        Sales to the aerospace industry decreased by 13.5% to approximately $80.3 million in fiscal 2003 from approximately $92.8 million in fiscal 2002. The decrease in revenue can be attributed to a 13.0% decrease in volume to approximately 4.7 million pounds in fiscal 2003 from approximately 5.4 million pounds in fiscal 2002 which was combined with a 0.6% decrease in the average selling price per pound. The decrease in the average selling price is due to a smaller proportion of sales of the higher valued proprietary and specialty alloy products, with the exception of higher sales of titanium tubulars, as compared to the lower priced nickel-base alloy forms in the same period a year ago. The volume decrease was primarily caused by a reduced demand in domestic and export geographic sectors of the aerospace industry for nickel-base and cobalt-base alloy flat and round products to meet the current commercial airline build projections. The sales to the European aerospace sector have increased in fiscal 2003 compared to the same period a year earlier, but did not offset the overall volume decrease.

        Sales to the chemical processing industry decreased by 2.6% to approximately $44.6 million in fiscal 2003 from approximately $45.8 million in fiscal 2002 due to the offsetting effects of a 5.1% decrease in the average selling price per pound combined with 2.6% increase in volume to approximately 3.9 million pounds in fiscal 2003 from approximately 3.8 million pounds for the same period a year earlier. The higher volume is attributed to improved project and maintenance business in the European basic chemicals and domestic agrichemicals market sectors which offset the reduced demand from domestic chemical equipment fabricators. The decrease in the average selling price is the result of the highly competitive market conditions due to weak overall market demand combined with a greater proportion of sales of the lower value commodity alloy billet products as compared to the higher value proprietary alloy products. Sales to the European geographic sector improved while domestic and other export sectors experienced reduced demand.

        Sales to the LBGT industry decreased by 49.2% to approximately $26.7 million in fiscal 2003 from approximately $52.6 million in fiscal 2002. The sales decrease was attributed to a 54.0% decrease in volume to approximately 2.3 million pounds in fiscal 2003 compared to approximately 5.0 million pounds in fiscal 2002, which was partially offset by a 10.4% increase in the average selling price per pound. The decrease in volume is a result of significantly reduced shipments of proprietary alloy round products into the domestic and European market as well as fewer proprietary alloy flat product sales to European fabricators in response to the adjusted level of product demand for the gas turbine manufacturers. The increase in the average selling price is attributed to the larger proportion of the higher priced product forms as compared to the lower price ingot and billet products.

        Sales to other industries decreased by 20.6% to approximately $25.5 million in fiscal 2003 from approximately $32.1 million in fiscal 2002. The lower sales revenue is a result of a 27.3% decrease in volume to approximately 1.6 million pounds in fiscal 2003 compared to approximately 2.2 million pounds for the same period a year earlier, which was partially offset by a 9.2% increase in the average selling price per pound. The decrease in volume is mainly due to the combined effects of a major project for the supply of tubular products for deep wells in the oil and gas sector as well as several FGD projects in the export and domestic markets in the previous fiscal year that did not repeat in the current fiscal year. The remaining minor market segments had mixed results with reduced demand in the industrial markets although several new market applications were developed. The increase in the average selling price was attributed to a smaller proportion of the specialty alloys for unique applications compared to alloy forms for the industrial and transportation markets.

        Cost of Sales.        Cost of sales as a percentage of net revenues increased to 81.4% in fiscal 2003 from 77.7% in fiscal 2002. The higher cost of sales percentage was the result of higher raw material costs, higher energy costs, and lower absorption of fixed manufacturing cost as a result of lower production levels offset by a reduction in expense for post retirement benefits, other than for pension, due to revised actuarial assumptions.

        Selling and Administrative Expenses.        Selling and administrative expenses decreased by approximately $200,000 to approximately $24.4 million in fiscal 2003 from approximately $24.6 million in fiscal 2002. The decrease in selling and administrative expense was due to a reduction in staffing levels along with a reduction in pay of approximately $1.7 million, which was mostly offset by failed acquisition costs, a charge for the insurance deductible relating to flooding, foreign exchange losses, and bank fees relating to Revolving Credit Facility amendments.

        Research and Technical Expenses.        Research and technical expenses decreased by approximately $1.0 million to approximately $2.7 million in fiscal 2003 from approximately $3.7 million in fiscal 2002. The decrease in research and technical expenses was due to lower employee compensation costs resulting from reduced staffing levels along with a reduction in pay and lower lab costs.

        Operating Income.        As a result of the above factors, operating income for fiscal 2003 was approximately $5.9 million compared to approximately $22.0 million for fiscal 2002.

        Interest Expense.        Interest expense decreased by approximately $900,000 to approximately $19.7 million for fiscal 2003 from approximately $20.6 million in fiscal 2002. Lower interest rates contributed to the decrease when comparing fiscal 2003 to fiscal 2002.

        Income Taxes.        The provision for income tax increased to approximately $48.6 million to approximately $49.3 million in fiscal 2003 from approximately $700,000 in fiscal 2002, due to the valuation allowance of $54,650 recorded in fiscal 2003 for the US deferred tax assets as a result of the Company's determination that it is more likely than not that certain future tax benefits will not be realized. See Note 6 to the Consolidated Financial Statements included in Item 8.

        Net Income (Loss).        As a result of the above factors, the net loss was approximately $63.0 million for fiscal 2003 compared with net income of approximately $900,000 in fiscal 2002.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

        Net Revenues.        Net revenues decreased by approximately $25.8 million or 10.3% to approximately $225.9 million in fiscal 2002 from approximately $251.7 million in fiscal 2001. Volume decreased by 18.0% to approximately 16.4 million pounds in fiscal 2002 from approximately 20.0 million pounds in fiscal 2001. The average selling price increased 8.5% to $13.62 per pound in fiscal 2002 from $12.55 per pound in fiscal 2001, primarily due to product mix within the aerospace market. The Company’s consolidated backlog has declined approximately $49.1 million or 48.3% from approximately $101.6 million at September 30, 2001 to approximately $52.5 million at September 30, 2002. Order entry declined $91.9 million or 34.2% for the fiscal year ending September 30, 2002, as compared to fiscal 2001.

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

        Sales to the LBGT industry increased by 11.0% to approximately $52.6 million in fiscal 2002 from approximately $47.4 million in fiscal 2001, primarily due to an increase in volume of 8.7%. The increase in volume can be attributed to improved shipments of proprietary alloy round products as well as specialty alloy flat products to component fabricators in support of the gas turbine manufacturer product demand.

        Sales to other industries decreased by less than 1.0% to approximately $32.1 million in fiscal 2002 from approximately $32.3 million in fiscal 2001 with volume and pricing remaining approximately the same between years.

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

        Selling and Administrative Expenses.        Selling and administrative expenses decreased by approximately $2.7 million to approximately $24.6 million in fiscal 2002 from approximately $27.3 million in fiscal 2001. The decrease in selling and administrative expense was due to lower compensation expense and lower legal costs, partially offset by increased management fees.

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

Liquidity and Capital Resources

        Net cash used in operating activities in fiscal 2003 was approximately $8.0 million, as compared to net cash provided by operating activities of approximately $26.3 million for fiscal 2002. The cash used in operating activities for fiscal 2003 was primarily the result of a net loss of approximately $63.0 million, an increase in inventory of approximately $8.1 million, an increase in prepayments and deferred charges, of approximately $1.7 million, and an increase in accounts and notes receivable of approximately $400,000, which was partially offset by a decrease of the deferred tax asset of approximately $47.8 million, non-cash depreciation and amortization of approximately $6.6 million, an increase in accrued pension and postretirement benefits, of approximately $6.1 million and an increase in accounts payable and accrued expenses of approximately $4.7 million. Cash used for investing activities decreased by $2.8 million from approximately $5.7 million in fiscal 2002 to approximately $2.9 million in fiscal 2003, due to the decrease in capital expenditures. Cash provided by financing activities for fiscal 2003 was approximately $10.1 million, primarily due to a net increase in borrowings under the Credit Agreement. Cash for fiscal 2003 decreased approximately $400,000 resulting in a September 30, 2003, cash balance of approximately $4.8 million. The Company had available additional borrowing capacity of approximately $2.7 million on the Credit Agreement at September 30, 2003.

        The Company is highly leveraged and, absent a restructuring, it is unlikely that it will have sufficient operating cash flow to both service its indebtedness and fund its daily operating requirements. The Company's primary sources of capital have been from the issuance of debt securities, borrowings under the Company's Credit Agreement, and internally generated cash from operations. At September 30, 2003, outstanding indebtedness consisted of $140.0 million of Senior Notes, $56.8 million outstanding under the Credit Agreement and $4.6 million of other debt. Interest on the Senior Notes is payable semi-annually on March 1 and September 1. See Note 7 of the Notes to Consolidated Financial States for a description of the terms of the Senior Notes and the Credit Agreement at September 30, 2003. The Company's leverage and debt service requirements (i) increase its vulnerability to economic downturns, (ii) potentially limit the Company's ability to respond to competitive pressures, and (iii) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Restructuring" for information on the Company's efforts to restructure indebtedness.

        The Senior Notes and the Credit Agreement contain a number of covenants limiting the Company’s access to capital, including covenants that restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) make certain restricted payments, (iii) engage in transactions with affiliates, (iv) create liens on assets, (v) sell assets, (vi) issue and sell preferred stock of subsidiaries, and (vii) engage in consolidations, mergers and transfers. In addition, the Credit Agreement requires the Company to meet certain financial covenants and maintain reserves for certain purposes, including the Fixed Charge Reserve of $7.0 million until June 3, 2004, the Senior Note Interest Reserve and the requirement for the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes an interest or principal payment on the Senior Notes to be in excess of $4.5 million after giving effect to each payment. Failure to comply with these covenants and reserves constitutes a default under the applicable instrument entitling the holders of the Senior Notes or Credit Agreement lenders, as the case may be, to accelerate the maturity of the indebtedness, and, in the case of the Credit Agreement, enforce security interests in the Company’s assets and to refuse to make further advances to the Company.

        The Credit Agreement has been amended three times since the end of fiscal year 2002 to respond to certain economic fluctuations occurring since that time including reduced customer demand caused by the weak economic environment, higher raw material costs and rising energy costs. On November 1, 2002, the Company entered into Amendment No. 3 to the Credit Agreement. The amendment extends the revolving loan termination date to the earlier of October 31, 2005, or ninety days prior to the scheduled maturity date of the Senior Notes, a date that currently equates to June 3, 2004, and increases the maximum availability for foreign subsidiaries from $12.0 million to $17.0 million less a foreign subsidiary reduction amount that totals $1.0 million ratably over the course of a year until such time as the entire $5.0 million initial increase is amortized.

        On August 26, 2003, the Company entered into Amendment No. 4 to the Credit Agreement. The amendment requires that the Company not permit the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes a principal or interest payment on the Senior Notes to be less than $4.5 million, after giving effect to the amount of the applicable payment. Also, beginning on August 26, 2003, and ending on January 31, 2004, the Fixed Charge Coverage Ratio (“FCCR”) must be at least 0.65 to 1.0 instead of at least 0.75 to 1.0. At September 30, 2003 the Company was in compliance with the FCCR, as amended.

        On November 19, 2003, the Company entered into Amendment No. 5 to the Credit Agreement. The amendment fixes the amount of the Fixed Charge Reserve at $7.0 million for the period beginning November 1, 2003 and ending June 3, 2004. In addition, relief was provided for the Senior Note Interest Reserve such that it is: (i) zero through December 31, 2003; (ii) $1.4 million for January 1, 2004 through January 31, 2004; (iii) $5.4 million for February 1, 2004 through February 14, 2004; (iv) $6.8 million for February 15, 2004 through February 27, 2004; and (v) equals $8.1 million on February 28, 2004. The amendment also requires that the Company not permit the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes a principal or interest payment on the Senior Notes to be less than $4.5 million, after giving effect to the amount of the applicable payment.

        The Company’s primary uses of capital in 2004, other than providing working capital for normal operating expenses, are expected to consist primarily of expenditures related to capital improvements, professional fees in connection with the Company’s capital restructuring project, and principal and interest on outstanding indebtedness. Planned fiscal 2004 capital spending is targeted at $5.6 million with the main projects being the electric arc furnace split shell electro slag remelt upgrade, environmental compliance projects, and Arcadia’s anneal furnace upgrade. The Company’s ability to complete its planned capital expenditures in fiscal 2004 will be dependent upon its ability to successfully complete a restructuring of its existing indebtedness. Capital expenditures were approximately $3.6 million in fiscal 2003 with the largest capital item being $1.4 million for the Company’s environmental compliance projects. Capital expenditures were approximately $4.2 million and $6.0 million for 2001 and 2002, respectively.

        The following table sets forth the Company’s contractual obligations for the periods set forth, as of September 30, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$199,128	$197,610	(1)	$1,518	$0	$0
Operating lease obligations	8,434	2,181		3,028	2,030	1,195
Capital lease obligations	2,062	1,142		920	0	0
Natural gas contracts	3,446	3,446		0	0	0

Total	$213,070	$204,379		$5,466	$2,030	$1,195

(1)	Includes $56.8 million outstanding under the Company's Credit Agreement and $140.0 million in principal amount of the Company's Senior Notes, which mature on September 1, 2004. In addition to the amounts indicated in the table, the Company is required to make interest payments on the Senior Notes on March 1 and September 1, 2004 in the amount of $8.1 million each.

        The Company’s primary sources of capital in 2004 are expected to consist primarily of internally generated cash from operations and borrowings under the Company’s Credit Agreement. In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. Moreover, one possible outcome of the restructuring would be the deferral or forgiveness of some or all of these obligations in return for other forms of consideration. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due. See also “Business – Capital Restructuring” and “Item 7. –Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Restructuring”.

Inflation

        The Company believes that inflation has not had a material impact on its operations.

Deferred Taxes

        The Company regularly reviews its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

        During fiscal 2003, the Company incurred a loss before income taxes of $13.7 million. For the three year period ended September 30, 2003, losses before income taxes totaled $11.2 million. As a result of the cumulative losses and the uncertainty of the Company’s ability to satisfy its obligations as they come due, the Company has determined that it is more likely than not that certain future tax benefits will not be realized and a valuation allowance was recorded for $54.7 million, which is an amount equal to all of the Company’s US deferred tax assets.

Critical Accounting Policies and Estimates

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management currently believes that due to the cumulative losses over the last three years and the uncertainty of the Company’s ability to satisfy its obligations as they come due, a valuation allowance for US deferred taxes is needed at September 30, 2003.

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

Long-Lived Assets

        The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. As of September 30, 2003 and 2003, management considered the Company’s long-lived assets to be fully recoverable.

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

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See Item 8 of this Form 10-K which contains the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recently Issued Accounting Pronouncements

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board Opinion (“APB”) No. 25. The additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.

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

($'s in thousands)	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003

Net income (loss) as reported	$281	$922	$(63,005)

Add: Total stock-based employee
compensation expense determined under
the intrinsic value based method, net of
related tax effects	0	0	0

Deduct: Total stock-based employee
compensation expense determined under
the fair value based method, net of
related tax effects	(30)	(31)	(24)

Adjusted net income (loss)	$251	$891	$(63,029)

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, Interpretation No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 addresses consolidation by business enterprises of certain variable interest entities and is effective for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains as interest after that date. The adoption of Interpretation No. 46 did not have a material impact on the Company’s financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Item 7a.        Quantitative and Qualitative Disclosures About Market Risk

        Changes in interest rates affect the Company’s interest expense on variable rate debt. Approximately 28.3% of the Company’s total debt was variable rate debt at September 30, 2003. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $183,000 for the fiscal year ended September 30, 2003. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

        At September 30, 2003, the Company had two foreign currency exchange options outstanding with an aggregate notional amount of approximately 600,000 Euros through November 2, 2003, and their effect on the financial statements was immaterial.

Item 8.        Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Haynes International, Inc.
Kokomo, Indiana

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. (a wholly- owned subsidiary of Haynes Holdings, Inc.) and subsidiaries, as of September 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive income and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company may not be able to generate sufficient cash flow to meet its financial obligations as they come due and may be unable to maintain compliance with its debt covenants during fiscal 2004, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Indianapolis, Indiana
November 25, 2003

HAYNES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,199	$4,791
Accounts receivable, less allowance for doubtful accounts of $723 and
$974, respectively	35,345	35,267
Inventories	90,268	99,634
Refundable income taxes	46	563

Total current assets	130,858	140,255

Property, plant and equipment, net	42,721	40,229
Deferred income taxes	47,318	---
Prepayments and deferred charges, net	14,191	13,456

Total assets	$235,088	$193,940

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Senior notes	---	$139,555
Revolving credit facility	$46,003	56,815
Notes payable	1,566	2,382
Accounts payable and accrued expenses	20,598	23,179
Accrued postretirement benefits	4,400	4,400
Deferred income taxes	486	---

Total current liabilities	73,053	226,331

Deferred income taxes	---	1,020
Long-term debt, net of unamortized discount	142,116	2,255
Accrued pension and postretirement benefits	117,317	123,367

Total liabilities	332,486	352,973

Commitments and contingencies
Capital deficiency:
Common stock, $.01 par value (100 shares authorized, issued and outstanding)
Additional paid-in capital	51,346	51,381
Accumulated deficit	(145,402)	(208,407)
Accumulated other comprehensive loss	(3,342)	(2,007)

Total capital deficiency	(97,398)	(159,033)

Total liabilities and capital deficiency	$235,088	$193,940

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003
Net revenues	$251,714	$225,942	$178,129
Cost of sales	196,790	175,577	145,034
Selling and administrative	27,254	24,628	24,411
Research and technical	3,710	3,697	2,747

Operating income	23,960	22,040	5,937
Interest expense	23,165	20,585	19,724
Interest income	(99)	(144)	(63)

Income (loss) before provision for income taxes	894	1,599	(13,724)
Provision for income taxes	613	677	49,281

Net income (loss)	$281	$922	$(63,005)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003
Net income (loss)	$281	$922	$(63,005)
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	(221)	(3,182)	(1,808)
Foreign currency translation adjustment	750	2,148	3,143

Other comprehensive income (loss)	529	(1,034)	1,335

Comprehensive income (loss)	$810	$(112)	$(61,670)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003
Cash flows from operating activities:
Net income (loss)	$281	$922	$(63,005)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	4,922	4,760	5,421
Amortization	1,308	1,316	1,203
Deferred income taxes	117	177	47,852
Gain on disposition of property and equipment	---	(258)	(3)
Change in assets and liabilities:
Accounts receivable	(1,629)	13,400	(428)
Inventories	(744)	8,359	(8,130)
Prepayments and deferred charges	457	(10,673)	(1,573)
Accounts payable and accrued expenses	(108)	(11,179)	4,663
Income taxes payable	(1,099)	185	---
Accrued pension and postretirement benefits	2,928	19,287	6,050

Net cash provided by (used in) operating activities	6,433	26,296	(7,950)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,181)	(6,032)	(3,638)
Proceeds from disposals of property, plant, and equipment	---	367	712

Net cash used in investing activities	(4,181)	(5,665)	(2,926)

Cash flows from financing activities:
Net additions (reductions) of revolving credit	(2,768)	(15,203)	10,812
Payment of long-term debt	(673)	(697)	(741)
Other financing activities	31	40	35

Net cash provided by (used in) financing activities	(3,410)	(15,860)	10,106

Effect of exchange rates on cash	44	257	362

Increase (decrease) in cash and cash equivalents	(1,114)	5,028	(408)

Cash and cash equivalents:
Beginning of year	1,285	171	5,199

End of year	$171	$5,199	$4,791

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest	$22,040	$19,401	$18,498

Income Taxes	$1,761	$899	$669

Supplemental disclosures of non-cash activities:

        During 2001, the minimum pension liability increased $221.
        During 2002, the minimum pension liability increased $3,182, net of a tax benefit of $2,252.
        During 2003, the minimum pension liability increased $1,808, net of a tax benefit of $1,443.

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Note 1:    GOING CONCERN

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s financial performance over the past year, however, has been adversely impacted by reduced customer demand caused by a weak economic environment, higher raw material cost and rising energy costs. As a result of these circumstances, the Company has entered into several amendments to the Company’s Credit Agreement dated as of November 22, 1999 (the “Credit Agreement”) certain of which provide additional availability, more flexible financial covenant requirements through January 31, 2004, full relief from the Senior Note Interest Reserve through December 31, 2003, and partial relief until February 28, 2004, at which time the full Senior Note Interest Reserve will again be in effect.

        The Company is highly leveraged. Senior Notes, in the amount of $140 million, are scheduled to be retired on September 1, 2004. In addition, interest payments on the Senior Notes of $8.1 million each are due on March 1, 2004 and September 1, 2004. Finally, the revolving Credit Agreement, with an outstanding amount of $56.8 million as of September 30, 2003, is currently scheduled to expire on June 3, 2004. The Company is currently in compliance with the terms of the Credit Agreement, as amended.

        In November 2003, the Company retained Conway, Del Genio, Gries & Co., LLC and Skadden, Arps, Slate, Meagher & Flom (Illinois) and related law practice entities to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring the Company’s balance sheet, which the Company’s management believes is essential to ensure that the Company has adequate working capital to operate its business. The Company is currently engaged in discussions with the Credit Agreement lenders about amendments to provide additional liquidity. In addition, the Company expects to begin discussions in January 2004 with holders of its Senior Notes regarding possible restructuring transactions. The Company anticipates that any such restructuring transaction would result in substantial dilution of the interest of existing equity holders of Haynes Holdings, Inc. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing.

        In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Principles of Consolidation and Nature of Operations

Haynes International, Inc. is a wholly-owned subsidiary of Haynes Holdings, Inc. (“Holdings”). The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated. The Company develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana and Openshaw, England; with distribution service centers in Lebanon, Indiana; Anaheim, California; Houston, Texas; Windsor, Connecticut; Paris, France; and Zurich, Switzerland; and a sales office in Singapore. In October of fiscal 2004, management decided to close its manufacturing operations in Openshaw, England. The Openshaw facility will continue to function as a service center and a sales office.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

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

The Company regularly evaluates whether events and circumstances have occurred which may indicate that the carrying amount of intangible or other long-lived assets warrant revision or may not be recoverable. When factors indicate that an asset or assets should be evaluated for possible impairment, an evaluation would be performed whereby the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. As of September 30, 2002 and 2003, management considered the Company’s long-lived assets to be fully recoverable.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

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

I.	Post-Retirement Benefits

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

The Company’s foreign operating entities’ financial statements are stated in the functional currencies of each respective country, which are the local currencies. Substantially all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of comprehensive income (loss) and transaction gains and losses are reflected in the consolidated statement of operations.

K.	Deferred Taxes

The Company regularly reviews its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

During fiscal 2003, the Company incurred a pre-tax loss of $13,724. These losses result in a three-year cumulative loss position. Cumulative losses are a form of evidence under SFAS No. 109 that is among the most objectively verifiable and carries more weight than other evidence that embodies some degree of subjectivity such as projected future income. As a result of this negative evidence, the Company determined that it is more likely than not that certain future tax benefits will not be realized. For the year ended September 30, 2003, the Company recorded a tax benefit based on the effective tax rate applied to the operating loss and offset the tax benefit with an increase in the deferred tax asset valuation reserve. All of the Company’s U.S. operations deferred tax assets were offset by a valuation allowance of $54,650.

L.	Deferred Charges

Deferred charges consist primarily of debt issuance costs which are amortized over the terms of the related debt using the effective interest method. Accumulated amortization at September 30, 2002 and 2003 was $4,692 and $5,461, respectively.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

M.	Stock Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the existing stock option plan under the provisions of this pronouncement as the Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25.

N.	Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2003, the Company had two foreign currency exchange options outstanding with an aggregate notional amount of approximately 600,000 Euros. Their effect on the financial statements was immaterial.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in fiscal year 2001. The adoption of SFAS No. 133 did not have a significant effect on the Company’s results of operations or financial position.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2003, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits.

During 2002 and 2003, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral and credit losses have been within management’s expectations. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

O.	Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product or pension asset mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

P.	Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Q.	New Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board Opinion (“APB”) No. 25. The additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002 and are not expected to have a material impact on the Company’s financial position or results of operations.

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

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003
Net income (loss) as reported	$281	$922	$(63,005)

Add: Total stock-based employee
compensation expense determined under
the intrinsic value based method, net of
related tax effects	0	0	0

Deduct: Total stock-based employee
compensation expense determined under
the fair value based method, net of
related tax effects	(30)	(31)	(24)

Adjusted net income (loss)	$251	$891	$(63,029)

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, Interpretation No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Certain provisions of this statement relating to SFAS No. 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

R.	Comprehensive Income

Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income consists of net income (loss) and other comprehensive income (loss) items, including minimum pension and foreign currency translation adjustments.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Note 3:    INVENTORIES

The following is a summary of the major classes of inventories:

	September 30, 2002	September 30, 2003
Raw materials	$9,414	$5,385
Work-in-process	32,321	37,360
Finished goods	38,583	41,875
Other	1,061	984
Amount necessary to increase certain net inventories
to the LIFO method	8,889	14,030

	$90,268	$99,634

Inventories valued using the LIFO method comprises 79% of consolidated inventories at September 30, 2002 and 2003. Management believes that the sale of inventories in the ordinary course of business will result in a normal profit margin.

Note 4:    PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the major classes of property, plant, and equipment:

	September 30, 2002	September 30, 2003
Land and land improvements	$3,079	$3,223
Buildings	9,497	9,897
Machinery and equipment	112,156	117,616
Construction in process	3,461	670

	128,193	131,406
Less accumulated depreciation	(85,472)	(91,177)

	$42,721	$40,229

The Company has $4,560 of assets under capital leases, which are included as machinery and equipment above. The corresponding accumulated depreciation on assets purchased under capital leases was $704 and $1,064 at September 30, 2002 and 2003, respectively.

Note 5:    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of the major classes of accounts payable and accrued expenses:

	September 30, 2002	September 30, 2003
Accounts payable, trade	$8,418	$11,960
Employee compensation	2,851	2,735
Taxes, other than income taxes	2,533	2,036
Interest	1,540	1,564
Other	5,256	4,884

	$20,598	$23,179

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Note 6:    INCOME TAXES

        The components of income (loss) before provision for income taxes.

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003
Income (loss) before provision for income taxes
U.S	$(3,804)	$(456)	$(13,631)
Foreign	4,698	2,055	(93)

Total	$894	$1,599	$(13,724)

Income tax provision (benefit):
Current:
U.S. Federal	$517	---	$57
Foreign	302	$500	45
State	(323)	---	---

Current Total	496	500	102

Deferred:
U.S. Federal	(507)	47	(4,375)
Foreign	224	122	(297)
State	400	8	(799)

Deferred Total	117	177	(5,471)

Total provision for (benefit from) income taxes
before valuation allowance	$613	$677	(5,369)

Valuation allowance			54,650

Total provision for income taxes			$49,281

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

The provision for income taxes applicable to results of operations differed from the US federal statutory rate as follows:

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003

Statutory federal tax rate	34%	34%	34%

Tax provision (benefit) at the statutory rate	$304	$544	$(4,666)

Foreign tax rate differentials	(244)	(131)	(124)

Withholding tax on undistributed earnings of
foreign subsidiary	82	54	(115)

Provision (benefit) for state taxes, net of federal taxes	51	---	(528)
U.S. tax on distributed and undistributed earnings
of foreign subsidiary	686	424	98

Non-deductible expenses	191	123	(34)

Adjustments to prior year taxes	(457)	(337)	---

Valuation allowance	---	---	54,650

Provision at effective tax rate	$613	$677	$49,281

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Deferred income tax assets (liabilities) are comprised of the following:

	September 30, 2002	September 30, 2002
Current deferred income tax assets (liabilities):
Inventories	$1,594	$1,277
Postretirement benefits other than pensions	1,738	1,738
Accrued expenses and other	2,057	2,253

Gross current deferred tax assets	5,389	5,268

Inventory purchase accounting adjustment	(5,744)	(5,743)
Other	(131)	---

Gross current deferred tax liabilities	(5,875)	(5,743)

Total net current deferred tax liabilities	(486)	(475)

Noncurrent deferred income tax assets (liabilities):
Property, plant and equipment, net	(2,328)	(2,293)
Prepaid pension costs	(1,255)	(769)
Intangible asset	(3,368)	(3,036)
Other foreign related	(849)	---
Other	(141)	(229)
Undistributed earnings of foreign subsidiaries	(1,606)	(1,167)

Gross noncurrent deferred tax liabilities	(9,547)	(7,494)

Postretirement benefits other than pensions	39,972	40,754
Minimum pension liability	5,541	5,716
Other foreign related	--	52
Accrued expenses and other	684	1,571
Net operating loss carryforwards	9,900	12,738
Alternative minimum tax credit carryforwards	768	768

Gross noncurrent deferred tax assets	56,865	61,599

Total net noncurrent deferred tax assets	47,318	54,105

Total	46,832	53,630
Valuation allowance	---	(54,650)

Net deferred income tax assets (liabilities)	$46,832	$(1,020)

As of September 30, 2003, the Company had net operating loss carryforwards for regular tax purposes of approximately $32,248 (expiring in fiscal years 2007 to 2020).

During fiscal 2003, after consideration of available positive and negative evidence, we determined that it was more likely than not that certain future tax benefits will not be realized. Accordingly, a valuation allowance was provided that reduced the U.S. net deferred tax assets to $0 as of September 30, 2003.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Note 7:    DEBT

Debt consists of the following:

Credit Agreement facility, due June 1, 2004	$46,003	$56,815

Senior notes, 11.625%, due in 2004, net of $860 and $445,
respectively, unamortized discount (effective rate of 12.0%)	$139,120	$139,555

5 year mortgage note, 4.50%, due in 2006 (Swiss Subsidiary)	1,355	1,518
Capital lease obligations	2,783	1,879
Other	424	1,240

	143,682	144,192
Less amounts due within one year	1,566	141,937

	$142,116	$2,255

Bank Financing

        The Company maintains a working capital facility pursuant to a Credit Agreement by and among the Company, the financial institutions party thereto and Fleet Capital Corporation ("Fleet") in its capacity as administration agent (the “Agent”), dated November 22, 1999 (the “Credit Agreement”) with a maximum credit limit of $72,000. The amount available for revolving credit loans under the Credit Agreement equals the difference between the $72,000 total working capital facility amount, less any letter of credit reimbursement obligations incurred by the Company, which are subject to a sublimit of $10,000, and certain availability reserves including a fixed charge reserve, an accrued interest reserve calculated on a pro rata basis in connection with the semi-annual interest payments for the Senior Notes (the “Senior Note Interest Reserve”) and a provision for a reserve for trade payables in the event that they are deemed materially overdue by the Agent. The total availability may not exceed the sum of 85% of eligible accounts receivable (generally, accounts receivable of the Company from domestic and export customers that are less than 60 days outstanding), plus 60% of eligible inventories consisting of finished goods and raw materials, plus 45% of eligible inventories consisting of work-in-process and semi-finished goods calculated at the lower of cost or current market value, minus any availability reserves established by the Credit Agreement. Unused line of credit fees during the revolving credit loan period are .50% of the amount by which the total revolving line, $72,000, exceeds the average daily principal balance of the outstanding revolving loans and the average daily letter of credit accommodations.

        The outstanding amounts under the Credit Agreement bear interest at a fluctuating per annum rate equal to a combination of prime rate plus 1.00% and one-month London Interbank Offered Rates (“LIBOR”) plus 3.00%. At September 30, 2003, the effective interest rates for revolving credit loans were 4.125% for $45,000 of the Revolving Credit Facility, and 5.00% for the remaining $11,815. At September 30, 2002, the effective interest rates for revolving credit loans were 4.375% for $46,000 of the loans, and 5.25% for the remaining $3. As of September 30, 2003, $1,185 in letter of credit reimbursement obligations have been incurred by the Company. At September 30, 2003, the availability under the Credit Agreement was $2,660.

        The Credit Agreement contains covenants common to such agreements including the maintenance of certain net worth levels and limitations on capital expenditures, investments, incurrence of debt, impositions of liens, dispositions of assets and payments of dividends and distributions. The Credit Agreement is collateralized by all accounts receivable, inventories, and fixed assets of the Company and the proceeds therefrom. At September 30, 2003, the Company is in compliance with all of its covenants.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

        On November 1, 2002, the Company executed and entered into Amendment No. 3 to the Credit Agreement. Amendment No. 3 extended the Credit Agreement termination date to the earlier of October 31, 2005 or ninety days prior to the scheduled maturity date of the 11 5/8% Senior Notes due 2004, increases the maximum availability for Foreign Subsidiaries from $12,000 to $17,000 less the Foreign Subsidiary Reduction amount of $1,000 per year.

        On August 26, 2003, the Company entered into Amendment No. 4 to the Credit Agreement. Amendment No. 4 is in effect from August 26, 2003 through January 31, 2004. Amendment No. 4 expires January 31, 2004 and requires that the Company not permit the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes a principal or interest payment on the Senior Notes to be less than $4,500, after giving effect to the amount of the applicable payment. Also, the Fixed Charge Coverage Ratio (FCCR) must be at least 0.65 to 1.0 instead of at least 0.75 to 1.0; otherwise the Company will be in default of the Credit Agreement.

        On November 19, 2003, the Company entered into Amendment No. 5 to the Credit Agreement. Amendment No. 5 fixes the amount of the Fixed Charge Reserve at $7,000 for the period beginning November 1, 2003 and ending June 3, 2004. In addition, relief was provided for the Senior Note Interest Reserve such that it is: (i) zero through December 31, 2003; (ii) $1,356 for January 1, 2004 through January 31, 2004; (iii) $5,424 on February 1, 2004 through February 14, 2004; (iv) $6,780 on February 15, 2004 through February 27, 2004, and (v) equals $8,136 on February 28, 2004. Amendment No. 5 also requires that the Company not permit the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes a principal or interest payment on the Senior Notes to be less than $4,500, after giving effect to the amount of the applicable payment,.

        The carrying value of the Company’s Credit Agreement approximates fair value.

Senior Notes Due 2004

        The Senior Notes due September 1, 2004, are uncollateralized obligations of the Company and are effectively subordinated in right of payment to obligations under the Revolving Credit Facility. Interest is payable semi-annually on March 1 and September 1.

        The notes are redeemable, in whole or in part, at the Company’s option, at a redemption price of 100% plus accrued interest to the date of redemption. The Senior Notes limit the incurrence of additional indebtedness, restricted payments, mergers, consolidations and asset sales.

        The estimated fair value, based upon an independent market quotation, of the Company’s Senior Notes was approximately $105,000 and $72,940 at September 30, 2002 and 2003, respectively.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Other

        In addition to the aforementioned debt, the Company’s French affiliate (Haynes International, SARL) had an overdraft banking facility of 2,570 Euros ($2,998) and utilized 1,063 Euros ($1,240) of the facility as of September 30, 2003. The Company’s Swiss affiliate (Nickel-Contor AG) had an overdraft banking facility of 3,500 Swiss Francs ($2,657) all of which was available on September 30, 2003.

Maturities of long-term debt (excluding capital leases) are as follows at September 30, 2003:

Year Ending
2004	$140,795
2005	0
2006	1,518
2007	0

$142,313

Note 8:    CAPITAL DEFICIENCY

The following is a summary of changes in stockholder’s equity (capital deficiency):

	Common Stock
	No. of Shares	At Par	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Capital Deficiency

Balance at October 1, 2000	100	0	$51,275	$(146,605)	$(2,837)	$(98,167)
Year ended
September 30, 2001:
Net income	---	---	---	281	---	281
Capital contributions from parent
company on exercise of parent
company stock options	---	---	31	---	---	31
Other comprehensive income	---	---	---	---	529	529

Balance at September 30, 2001	100	0	51,306	(146,324)	(2,308)	(97,326)
Year ended
September 30, 2002:
Net income	---	---	---	922	---	922
Capital contributions from parent
company on exercise of parent
company stock options	---	---	40	---	---	40
Other comprehensive loss	---	---	---	---	(1,034)	(1,034)

Balance at September 30, 2002	100	0	51,346	(145,402)	(3,342)	(97,398)
Year ended
September 30, 2003:
Net loss	---	---	---	(63,005)	---	(63,005)
Capital contributions from parent
company on exercise of parent
company stock options	---	---	35	---	---	35
Other comprehensive income	---	---	---	---	1,335	1,335

Balance at September 30, 2003	100	0	$51,381	$(208,407)	$(2,007)	$(159,033)

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Note 9:    PENSION PLAN AND RETIREMENT BENEFITS

        The Company has non-contributory defined benefit pension plans which cover most employees in the United States and certain foreign subsidiaries.

        Benefits provided under the Company’s domestic defined benefit pension plan are based on years of service and the employee’s final compensation. The Company’s funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits if they reach normal retirement age while working for the Company.

        During fiscal 2000, the Company established a 401(h) account in the pension plan to pay certain medical benefits for retirees and beneficiaries who are participants in Haynes International, Inc.‘s Postretirement Medical Plan. The Company transferred $4,000 in each of the fiscal years 2001 and 2002 to the 401(h) account to cover retiree medical costs. There was no 401(h) transfer in fiscal 2003.

        The status of employee pension benefit plans and other postretirement benefit plans at September 30 are summarized below:

	Pension Benefits		Other Benefits
	2002	2003	2002	2003
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$119,997	$135,525	$94,642	$137,478
Service cost	2,737	3,187	2,714	2,047
Interest cost	8,273	8,526	8,314	6,339
Plan Changes	3,405	--	(19,481)	---
Losses (gains)	9,592	9,914	55,653	(33,788)
Employee Contributions	89	87	---
Benefits paid	(8,568)	(9,904)	(4,364)	(3,920)

Projected benefit obligation at end of year	$135,525	$147,335	$137,478	$108,156

Change in Plan Assets:
Fair value of plan assets at beginning of year	$124,540	$106,665	---	---
Actual return (loss) on assets	(5,677)	17,663	---	---
Transfer of assets to 401(h) account	(4,000)	--	---	---
Employer contributions	281	745	$4,364	$3,920
Employee contributions	89	87	---	---
Benefits paid	(8,568)	(9,904)	(4,364)	(3,920)

Fair value of plan assets at end of year	$106,665	$115,256	---	---

Funded Status of Plan:
Unfunded status	$(28,860)	$(32,079)	$(137,478)	$(108,156)
Unrecognized actuarial loss	21,912	24,347	54,618	20,322
Unrecognized transition obligation	1,562	1,553	---	---
Unrecognized prior service cost	8,421	7,589	(24,334)	(20,956)

Net amount recognized	$3,035	$1,410	$(107,194)	$(108,790)

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Amounts recognized in the balance sheets at September 30 are as follows:

	Pension Plan		Other Benefits
	2002	2003	2002	2003
Prepaid Benefit Cost	$3,177	$1,948	---	---
Accrued Benefit Liability	(13,997)	(18,365)	$(107,194)	$(108,790)
Intangible Asset	8,421	9,142	---	---
Accumulated Other Comprehensive	5,434	8,685	---	---

Income
Net amount recognized	$3,035	$1,410	$(107,194)	$(108,790)

        The Company follows SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” which requires the cost of postretirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost (income) and other postretirement benefit cost for the years ended September 30 were as follows:

	Pension Benefits			Other Benefits
	2001	2002	2003	2001	2002	2003
Service cost	$2,475	$2,737	$3,187	$2,205	$2,714	$2,047
Interest cost	8,256	8,273	8,526	6,712	8,314	6,339
Expected return on assets	(11,750)	(11,171)	(10,418)	(120)	(120)	---
Amortization of unrecognized net gain	(2,679)	(483)	135	---	2,188	509
Amortization of unrecognized prior service cost	557	562	832	(1,386)	(3,378)	(3,378)
Amortization of unrecognized transition obligation	---	93	98	---	---	---

Net periodic cost (income)	$(3,141)	$11	$2,360	$7,411	$9,718	$5,517

        During fiscal 2003, certain actuarial assumptions were revised based on updated census data which reduced the fiscal 2003 other benefit expense by approximately $6.2 million.

        An 8.0% annual rate of increase for ages under 65 and an 9.3% annual rate of increase for ages over 65 in the costs of covered health care benefits was assumed for 2003, gradually decreasing for both age groups to 5.0% by the year 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in fiscal 2003:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$1,574	$(1,215)
Effect on accumulated postretirement benefit obligation	$16,654	$(13,127)

        Assumptions used to develop the net periodic pension cost (income) and other postretirement benefit cost and to value pension obligations as of September 30 were as follows:

	2001	2002	2003
Discount rate	7.25%	6.50%	6.25%
Expected return on plan assets	9.00%	9.00%	9.00%
Weighted average rate of increase in
future compensation levels	4.25%	4.00%	4.00%

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions for these plans for the three years in the period ended September 30, 2003.

        The Company sponsors a defined contribution plan (401(k)) for substantially all US employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary. Expenses associated with this plan for the years ended September 30, 2001, 2002, and 2003 totaled $562, and $486, and $437, respectively.

Note 10:    COMMITMENTS

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,699, $2,472 and $2,185 for the years ended September 30, 2001, 2002 and 2003, respectively. Rent expense includes income from sub-lease rentals totaling $126, $80 and $125 for the years ended September 30, 2001, 2002 and 2003, respectively. The Company also leases certain machinery and equipment under capital leases which expire in 2005. Future minimum rental commitments under non-cancelable operating leases and future minimum lease payments under capital leases in effect at September 30, 2003, are as follows:

	Operating	Capital
2004	$2,181	$1,142
2005	1,744	920
2006	1,284	---
2007	1,028	---
2008 and thereafter	2,197	---

	$8,434	$2,062

Imputed interest necessary to reduce the
net minimum lease payment to present
value		183

		$1,879

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $1,529 due in the future. The Company has natural gas contracts totaling $3,446 through September of 2004.

Note 11:    OTHER

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

        Although the level of future expenditures for environmental and other legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or liquidity.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Note 12:    RELATED PARTY

        On January 29, 1997, the Company announced that Haynes Holdings, Inc. (“Holdings”), its parent corporation, had effected a recapitalization of the Company and Holdings pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and two of its affiliates (“Blackstone”) acquired 79.9%, of Holdings’ outstanding shares (the “Recapitalization”). The Company has agreed to pay Blackstone or their designee, an annual monitoring fee of $950, plus any applicable out-of-pocket expenses, which is included in selling and administrative expenses for the years ended September 30, 2001, 2002, and 2003. At September 30, 2002 and 2003, $950 and $1,611, respectively, are accrued in accounts payable and accrued expenses relating to the monitoring fee.

Note 13:    STOCK-BASED COMPENSATION

        Holdings has a stock option plan (“Plan”) which allows for the granting of options to certain key employees and directors of the Company. Under the Plan, options to purchase up to 1,415,880 shares of common stock may be granted at a price not less than the lower of book value or 50% of fair market value, as defined in the Plan. The options must be exercised within ten years from the date of grant and become exercisable on a pro rata basis over a five year period from the date of grant, subject to approval by the Board of Directors.

Pertinent information covering the Plan is as follows:

	Number of Shares	Exercise Price Per Share	Fiscal Year of Expiration	Shares Exercisable	Weighted Average Exercise Prices
Outstanding at October 1, 2000	508,632	$2.50-10.15	2001-2008	498,779	$4.20
Granted	536,500	2.00			$2.00
Exercised	(200)	2.00			$2.00
Canceled	(25,300)	2.00-8.00

Outstanding at September 30, 2001	1,019,632	$2.00-10.15	2002-2010	589,106	$3.62
Granted	40,000	2.00			$2.00
Exercised	---
Canceled	(55,500)	2.00-8.00

Outstanding at September 30, 2002	1,004,132	$2.00-10.15	2003-2010	693,632	$3.42
Granted	---
Exercised	(2,400)	2.00			$2.00
Canceled	(232,100)	2.00-8.00

Outstanding at September 30, 2003	769,632	2.00-10.15	2003-2010	587,632	$3.14

Options outstanding at
September 30, 2003 consist of:	97,000	$8.00		97,000
	193,000	$2.50		193,000
	24,632	$10.15		24,632
	455,000	$2.00		273,000

	769,632			587,632

The weighted average fair value of options granted during the years ended September 30, 2001 and 2002 was $0.35 and $0.25, respectively. There were no options granted in fiscal 2003.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2003
(dollars in thousands)

Had compensation cost for the Holding’s stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, the effect on net income (loss) would have been a reduction of $30 and $31 for the years ended September 30, 2001 and 2002, respectively, and an increase of $24 for the year ended September 30, 2003. The pro forma adjustment was calculated using the minimum value method to value all stock options granted since October 1, 1995, using the following assumptions:

	2001	2002	2003
Risk free interest rate	3.87%	2.63%	N/A
Expected life of options	5 years	5 years	N/A

Note 14:    SEGMENT REPORTING

The Company operates in one business segment: the design, manufacture and distribution of technologically advanced, high performance metal alloys for use in the aerospace and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

	Year Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003
Sales
United States	$161,231	$142,406	$103,593
Europe	73,989	68,520	58,099
Other	16,494	15,016	16,437

Net revenues	$251,714	$225,942	$178,129

Long-lived assets
United States	$37,374	$37,998	$34,912
Europe	4,183	4,723	5,317

Total long-lived assets	$41,557	$42,721	$40,229

Note 15:    QUARTERLY DATA (Unaudited)

        The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended September 30, 2003, and 2002:

	2003
	Q1	Q2	Q3	Q4
Net sales	$42,922	$46,158	$43,272	$45,777
Gross profit	7,514	5,186	6,360	14,035
Net loss	(2,768)	(3,922)	(2,907)	(53,408)

	2002
	Q1	Q2	Q3	Q4
Net sales	$61,935	$58,136	$52,938	$52,933
Gross profit	14,536	15,068	12,210	8,551
Net income (loss)	1,674	1,574	13	(2,339)

        The fourth quarter net loss in 2003 includes the recording of the deferred tax asset valuation allowance of $54,650.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a.    Controls and Procedures

        The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the Securities and Exchange Commission.

        Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 2003. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

NAME	AGE	POSITION WITH THE COMPANY
Francis J. Petro	63	President and Chief Executive Officer; Director
Calvin S. McKay	54	Vice President, Finance; CFO; Treasurer; Director
Michael F. Rothman	57	Vice President, Engineering & Technology
Charles J. Sponaugle	55	Vice President, Business Planning & Information Technology
August A. Cijan	48	Vice President, Operations
Marcel Martin	53	Controller, Chief Accounting Officer
Robert I. Hanson	60	General Manager, Arcadia Tubular Products
James A. Laird	51	Vice President, Marketing
Jean C. Neel	44	Vice President, Corporate Affairs
Gregory M. Spalding	47	Vice President, Sales
Richard C. Lappin	58	Director, Chairman of the Board, Member Compensation Committee

Chinh E. Chu	37	Director, Member Audit Committee
Marshall A. Cohen	68	Director, Member Compensation Committee
Eric Ruttenberg	46	Director, Member Audit Committee
David G. Yates	67	Director, Member Audit Committee
Larry K. Switzer	60	Director, Chairman Audit Committee

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

        Mr. Rothman was elected Vice President, Engineering and Technology in October 1995 after having served as Marketing Manager since 1994.

        Mr. Sponaugle was elected Vice President, Business Planning in 2000, after having served as Vice President, Sales since June 1998.

        Mr. Cijan was elected Vice President, Operations in April 1996.

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

        Mr. Lappin is currently the Chairman of the Board of Haynes International, Inc. From 1998 to 2003 Mr. Lappin was a Senior Managing Director of The Blackstone Group L.P. Mr. Lappin is also a Director of American Alex and Manufacturing and PremCor.

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

        Mr. David Yates was elected as a director of Haynes International, Inc. in November 2002 and to the Audit Committee in September 2003. Mr. Yates previously served as President of the steel divisions of Crucible Materials. Mr. Yates is also a member of Crucible’s Board of Directors on both the Executive and Audit Committees.

        Mr. Larry K. Switzer was elected as a director and member of the Audit Committee of Haynes International, Inc. in August 2003. Mr. Switzer previously served as CEO and Board Director of Danka, PLC in London, England. Prior to that he was CFO of Fruit of the Loom, Inc., Chicago, IL.

        Effective November 5, 2003, Mr. Ruttenberg resigned from his position as director of Haynes International, Inc. Effective December 16, 2003, Mr. Cohen and Mr. Yates resigned from their positions as directors of Haynes International, Inc. Effective August 20, 2003, Larry K. Switzer was elected as a director of Haynes International, Inc.

        The Amended Stockholder’s Agreement by and among Holdings and certain investors, including Blackstone, adopted on January 31, 1997 (the “Agreement”), imposes certain transfer restrictions on Holdings’ common stock, including provisions that (i) Holdings common stock may be transferred only to those persons agreeing to be bound by the Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act of 1933, as amended (the “Securities Act”); (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors (as defined) or their permitted transferees propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances. The Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Stockholder Agreement terminates on the tenth anniversary of its effective date.

        The By-Laws of Haynes International, Inc. (“By-Laws”) authorize the board of directors to designate the number of directors to be not less than three nor more than eleven. The board of directors has passed a resolution establishing the number of directors as eight. Currently there are five members of the board of directors and three vacancies. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Petro, to the terms of his employment contract.

        The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. The Board of Directors has determined that Larry K. Switzer is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). Larry K. Switzer and David G. Yates are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A). The Compensation Committee is responsible for administering the Stock Option Plans, determining executive compensation policies and administering compensation plans and salary programs, including performing an annual review of the total compensation and recommended adjustments for all executive officers. See Item 11 “Executive Compensation”.

        As part of its system of corporate governance, the Company has adopted the Code of Ethics for Haynes International, Inc.‘s Corporate Officers (the “Code of Ethics”) that applies to the Company’s officers, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The Company will provide a copy of the Code of Ethics, free of charge, upon request directed to Calvin S. McKay, Haynes International, Inc., 1020 West Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013.

Item 11.    Executive Compensation

        The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer during the last completed fiscal year and each of the Company’s four other most highly compensated executive officers, who served as executive officers as of September 30, 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation $ (2)	Restricted Stock Awards #	Option Awards #

Francis J. Petro	2003	$422,404	$264,000	$10,605	---	--
President & Chief	2002	440,000	115,500	9,245	---	--
Executive Officer	2001	430,000	99,000	197,089	150,000	100,000
Calvin S. McKay	2003	$212,452	$101,250	$133,070	---	--
Vice President, Finance,	2002	163,044	---	11,341	---	40,000
CFO and Treasurer (3)
August A. Cijan	2003	$157,687	$63,000	$4,158	---	--
Vice President	2002	167,000	21,000	2,173	---	--
Operations	2001	164,550	14,738	17,614	---	--
Charles J. Sponaugle	2003	$152,965	$30,000	$2,915	---	--
Vice President	2002	155,333	13,475	2,149	---	--
Business Planning &	2001	154,000	28,875	28,861	---	--
Information Technology
Michael F. Rothman	2003	$151,077	$45,000	$3,953	---	--
Vice President	2002	151,667	16,000	3,501	---	--
Engineering & Tech	2001	147,250	10,425	---	---	20,000

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

Stock Option Plans

        In 1986, the Company adopted a stock incentive plan, which was amended and restated in 1987, for certain key management employees (the “Prior Option Plan”). The Prior Option Plan allowed participants to acquire restricted common stock from the Company by exercising stock options (the “Prior Options”) granted pursuant to the terms and conditions of the Prior Option Plan. In connection with the 1989 Acquisition, Holdings established the Haynes Holdings, Inc. Employee Stock Option Plan (the “Existing Stock Option Plan’). The Existing Stock Option Plan (as amended) authorizes the granting of options to certain key employees and directors of Holdings and its subsidiaries (including the Company) for the purchase of a maximum of 1,415,880 shares of Holdings’ Common Stock. As of September 30, 2003, options to purchase 769,632 shares were outstanding under the Existing Stock Option Plan. One hundred and twenty-eight thousand six hundred and three (128,603) options are available to grant.

        Upon consummation of the 1989 Acquisition, the holders of the Prior Options exchanged all of their remaining Prior Options for options pursuant to the Stock Option Plan (the “Rollover Options”). Except for the Rollover Options, the Compensation Committee, which administers the Existing Stock Option Plan, is authorized to determine which eligible employees will receive options and the amount of such options. Pursuant to the Existing Stock Option Plan, the Compensation Committee is authorized to grant options to purchase Common Stock at any price in excess of the lower of Book Value (as defined in the Existing Stock Option Plan) or 50% of the Fair Market Value (as defined in the Existing Stock Option Plan) per share of Common Stock on the date of the award. However, actual options outstanding under the Existing Stock Option Plan have been granted at the estimated fair market value per share at the date of grant, resulting in no compensation being charged to operations.

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

        There were no options granted in fiscal 2003.

        The following tables set forth certain information with respect to stock options held by the persons named in the Summary Compensation Table. None of the individuals named in the Summary Compensation Table were granted or exercised any options in fiscal 2003.

Stock Option Exercises and Fiscal Year End Holdings
	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
August A. Cijan	40,000	None	$0	$0
Charles J. Sponaugle	33,000	None	0	0
Francis J. Petro	60,000	40,000	0	0
Calvin S. McKay	16,000	24,000	0	0
Michael F. Rothman	52,000	8,000	0	0

(1)
Because there is no market for Holdings common stock, the value of unexercised "in the money" options is based on the most recent value of Holdings common stock as determined by the Holdings Board of Directors, which is $2.00 per share.

Severance Agreements

        The Company has entered into Severance Agreements (the “Severance Agreements”) with Mr. Petro and all the other officers of the Company (the “Eligible Employees”). The Severance Agreements provide for an initial term expiring June 30, 2001, subject to one-year automatic extensions (unless terminated by the Company or the Eligible Employee 60 days prior to July 1 of any year). The Severance Agreements automatically terminate upon termination of the eligible employee’s employment prior to a Change in Control (as defined in the Severance Agreement) of the Company; if, however the termination of employment occurs as a result of action of the Company (other than for Cause (as defined in the Severance Agreements)) within 90 days of a Change in Control, the Company does not have the right to terminate the Severance Agreement for a period of twelve months following the Change in Control. Generally, a Change in Control occurs upon a change in ownership of 50.0% or more of the combined voting power of the outstanding securities of the Company or upon the merger, consolidation, sale of all or substantially all of the assets or liquidation of the Company.

        The Severance Agreements provide that if an Eligible Employee’s employment with the Company is terminated within twelve months following a Change in Control by reason of such Eligible Employee’s disability, retirement or death, the Company will pay the Eligible Employee (or his estate) his Base Salary (as defined in the Severance Agreement) plus any bonuses or incentive compensation earned or payable as of the date of termination. In the event that the Eligible Employee’s employment is terminated by the Company for Cause within the twelve month period, the Company is obligated only to pay the Eligible Employee his Base Salary through the date of termination. In addition, if within the twelve month period the Eligible Employee’s employment is terminated by the Eligible Employee or the Company (other than for cause or due to disability, retirement or death), the Company must (among other things) (i) pay to the Eligible Employee such Eligible Employee’s full Base Salary and any bonuses or incentive compensation earned or payable as of the date of termination; (ii) continue to provide life insurance and medical and hospital benefits to the Eligible Employee for up to 12 months following the date of termination (36 months for Mr. Petro); (iii) pay to the Eligible Employee $12,000 for outplacement costs to be incurred; (iv) pay to the Eligible Employee a lump sum cash payment equal to either (a) 300% of the Eligible Employee’s Base Salary in the case of Mr. Petro; (b) 100% of the Eligible Employee’s Base Salary in the case of the other Eligible Employees, provided that the Company may elect to make such payments in installments over a 36 month period in the case of Mr. Petro, or a 12 month period in the case of the other Eligible Employees. As a condition to receipt of severance payments and benefits, the Severance Agreements require that Eligible Employees execute a release of all claims.

        Pursuant to the Severance Agreements, each Eligible Employee agrees that during his employment with the Company and for an additional one year following the termination of the Eligible Employee’s employment with the Company by reason of disability or retirement, by the Eligible Employee within six months following Change in Control or by the Company for Cause, the Eligible Employee will not, directly or indirectly, engage in any business in competition with the business of the Company.

US Pension Plan

        The Company maintains a defined benefit pension plan for the benefit of eligible domestic employees, designated as the Haynes International, Inc. Pension Plan (“US Pension Plan”). Under the US Pension Plan, all Company employees (except those employed pursuant to a written agreement which provides that the employee shall not be eligible for any retirement plan benefits, temporary or seasonal employee or any employee employed in a job category that includes no pension benefits) are eligible to participate in the plan. Employees are eligible to receive an unreduced pension annuity upon the first to occur of (i) reaching age 65, (ii) reaching age 62 and completing ten years of service, or (iii) completing 30 years of service. The final option is available only for union employees hired before June 11, 1999 or for salaried employees who were plan participants in the US Pension Plan on March 31, 1987.

        For salaried and hourly employees employed on or after July 2, 2002, the normal monthly pension benefit provided under the US Pension Plan is the greater of (i) 1.4% of the employee’s average monthly earnings multiplied by years of credited service, plus an additional 0.5% of the employee’s average monthly earnings, if any, in excess of Social Security covered compensation multiplied by years of credited service up to 35 years, or (ii) the employee’s accrued benefit as of September 30, 2003.

        There are provisions for delayed retirement, early retirement benefits, disability and death benefits, optional methods of benefits payments, payments to an employee who leaves after five or more years of service and payments to an employee’s surviving spouse. Employees’ interests are vested and they are eligible to receive pension benefits after completing five years of service. However, all participants as of October 1, 2001, became 100% vested in their benefits on that date. Vested benefits are generally paid beginning at or after age 55.

        The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 in 2003 on or after October 31, 2003. The maximum annual salary permitted for 2003 under Section 401(a)(17) of the Code is $200,000. The maximum annual benefit permitted for 2003 under Section 415(b) of the Code is $160,000.

AVERAGE ANNUAL REMUNERATION	YEARS OF SERVICE
	15	20	25	30	35

$100,000	$25,202	$33,603	$42,004	$ 50,405	$ 58,806
$150,000	39,452	52,603	65,754	78,905	92,056
$200,000	53,702	71,603	89,504	107,405	125,306
$250,000	53,702	71,603	89,504	107,405	125,306
$300,000	53,702	71,603	89,504	107,405	125,306
$350,000	53,702	71,603	89,504	107,405	125,306
$400,000	53,702	71,603	89,504	107,405	125,306
$450,000	53,702	71,603	89,504	107,405	125,306

        The estimated credited years of service of each of the individuals named in the Summary Compensation Table as of September 30, 2003 are as follows:

CREDITED SERVICE

Francis J. Petro	4
August A. Cijan	10
Charles J. Sponaugle	22
Michael F. Rothman	28
Calvin S. McKay	1

UK Pension Plan

        The Company maintains a pension plan for its employees of its subsidiary in the United Kingdom (the “UK Pension Plan”). The UK Pension Plan is a contributory plan under which eligible employees contribute 3.5% or 6% of their annual earnings. Normal retirement age under the UK Pension Plan is age 65. The annual pension benefit provided at normal retirement age under the UK Pension Plan ranges from 1% to 1 2/3% of the employee’s final average annual earnings for each year of credited service, depending on the level of employee contributions made each year during the employee’s period of service with the Company. The maximum annual pension benefit for employees with at least 10 years of service is two-thirds of the individual’s final average annual earnings. Similar to the US Pension Plan, the UK Pension Plan also includes provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to employees who leave after a certain number of years of service, and payments to an employee’s surviving spouse. The UK Pension Plan also provides for payments to an employee’s surviving children.

Profit Sharing and Savings Plan

        The Company maintains the Haynes International, Inc. Combined Profit Sharing and Savings Plan (the “Profit Sharing Plan”) to provide retirement, tax-deferred savings for eligible employees and their beneficiaries. The Profit Sharing Plan consists of profit sharing funds in which the Company makes contributions based on Company profits and savings funds representing employee elected deferrals. The Profit Sharing Plan is qualified under Section 401 of the Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the Profit Sharing Plan.

        The Board of Directors has sole discretion to determine the amount, if any, to be contributed by the Company as discretionary profit sharing. No Company contributions were made to the Profit Sharing Plan for the fiscal years ended September 30, 2003, 2002, and 2001.

        In general, all employees completing at least 1,000 hours of employment in a 12 month period and after completion of one full year of employment are eligible to participate in the Profit Sharing Plan. Each participant’s share in the Company’s annual allocation, if any, is represented by the percentage, which his or her plan compensation (up to $260,000) bears to the total plan compensation of all participants in the plan.

        Employees may also choose to make elective salary reduction contributions to the savings portion of the Profit Sharing Plan, in amounts up to 20% of their plan compensation. Effective, June 14, 1999, the Company agreed to match 50% of an employee’s contribution to the savings plan up to a maximum contribution of 3% of the employee’s salary. Elective salary reduction contributions may be withdrawn subject to the terms of the Profit Sharing Plan.

        Under the profit sharing portion of the plan, vested individuals account balances attributable to the Company contributions may be withdrawn only after the amount to be distributed has been held by the plan trustee in the account for at least 24 consecutive calendar months. Individuals who elect to contribute to the savings portion of the Profit Sharing Plan and receive the Company match become vested in their funds and the Company match immediately.

Incentive Plan

        In fiscal 1997, the Company adopted a management incentive plan pursuant to which senior managers and managers in the level below senior managers will be paid a bonus based on actual EBITDA compared to budgeted EBITDA. The Company paid approximately $513,000, $506,000 and $1.2 million to eligible domestic employees in fiscal 2001, 2002 and 2003, respectively.

Haynes International, Ltd. Plan

        In fiscal 2003, 2002 and 2001 Haynes International, Ltd., the U.K. Subsidiary of the Company, made incentive payments similar to the domestic incentive plan of approximately $73,000, $52,000 and $66,000, respectively.

Director Compensation

        As of September 30, 2003, the non-management members of the Board of Directors of the Company received a $12,000 per year stipend related to their Board of Directors duties and responsibilities and were reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the Board of Directors. In light of the increased duties of the non-management Directors, the Company intends to increase the stipend to $25,000 per year and $1,000 a meeting in fiscal 2004. In fiscal 2003, Richard C. Lappin, Chairman of the Board, was paid $20,833 per month for his services as Chairman. Payments made to Richard C. Lappin, Chairman of the Board, for services as Chairman for fiscal 2003 were $170,514. See Item 13 “Certain Relationships and Related Transactions”.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee as of September 30, 2003 were Richard C. Lappin and Marshall A. Cohen. None of the members of the Compensation Committee are now serving or previously have served as employees or officers of the Company or any subsidiary, and none of the Company’s executive officers serve as directors of, or in any compensation related capacity for, companies with which members of the Compensation Committee are affiliated. See Item 13 for a description of fees paid to Richard C. Lappin and Blackstone Management Partners L.P.

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

*      *      *

        The Company’s executive compensation program is designed to align executive compensation with the financial performance, business strategies and objectives of the Company. The Company’s compensation philosophy is to ensure that the delivery of compensation, both in the short- and long-term, is consistent with the sustained progress, growth and profitability of the Company and acts as an inducement to attract and retain qualified individuals. Under the guidance of the Company’s Compensation Committee, the Company has developed and implemented an executive compensation program to achieve these objectives while providing executives with compensation opportunities that are competitive with companies of comparable size in related industries.

        The Company’s executive compensation program has been designed to implement the objectives described above and is comprised of the following fundamental three elements:

•
a base salary that is determined by individual contributions and sustained performance within an established competitive salary range. Pay for performance recognizes the achievement of financial goals and accomplishment of corporate and functional objectives of the Company.

•	an annual cash bonus, based upon corporate and individual performance during the fiscal year.

•
of stock options, also based upon corporate and individual performance during the fiscal year, which focus executives on managing the Company from the perspective of an owner with an equity position in the business.

        Base Salary.    The salary, and any periodic increase thereof, of the President and Chief Executive Officer was and is determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. The remuneration of all other officers of the Company is approved by the Board of Directors. The salaries and any periodic increases thereof, of the Vice President, Finance, CFO and Treasurer, the Vice President, Engineering and Technology, the Vice President, Sales, the Vice President, Operations, the Vice President, International, the Vice President, Marketing, and other officers of the Company, were and are determined by President and Chief Executive Officer.

        The Company, in establishing base salaries, levels of incidental and/or supplemental compensation, and incentive compensation programs for its officers and key executives, assesses periodic compensation surveys and published data covering the industry in which the Company operates and other industries. The level of base salary compensation for officers and key executives is determined by both their scope and responsibility and the established salary ranges for officers and key executives of the Company. Periodic increases in base salary are dependent on the executive’s proficiency of performance in the individual’s position for a given period, and on the executive’s competency, skill and experience.

        Compensation levels for fiscal 2003 for the President and Chief Executive Officer, and for the other executive officers of the Company, reflected the accomplishment of corporate and functional objectives in fiscal 2003.

        Bonus Payments.    Bonus awards are determined by the Board of Directors of the Company based on recommendations made by the President and CEO, and approved by the Compensation Committee. Bonus awards for fiscal 2002 and 2003 reflected the accomplishment of corporate and functional objectives in fiscal 2002 and 2003.

        Stock Option Grants.    Stock options under the Existing Option Plan are granted to key executives and officers based upon individual and corporate performance and are determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. No options were granted in 2003.

SUBMITTED BY THE COMPENSATION COMMITTEE
(Richard C. Lappin and Marshall A. Cohen)

Item 12.     Security Ownership of Certain Beneficial Owners and Management

        All of the outstanding capital stock of the Company is owned by Haynes Holdings, Inc. The only stockholders of record at September 30, 2003, known to own more than five percent of Holding’s beneficially owned Common Stock were: Blackstone Capital Partners II Merchant Banking Fund L.P.; Blackstone Offshore Capital Partners II L.P.; Blackstone Family Investment Partnership II L.P. (Collectively, “The Blackstone Partnerships”); and M. Gardiner & Co. fbo Fidelity Securities Fund, all of which are limited partnerships duly organized and existing in good standing under the laws of the State of Delaware, the Cayman Islands and the State of Delaware, respectively.

        The following table sets forth the number and percentage of shares of Common Stock of Holdings owned by (i) The Blackstone Partnerships, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group, as of September 30, 2003. The address of The Blackstone Partnerships is 345 Park Avenue, 31st Floor, New York, NY 10154. The address of Messrs. Cijan, Petro, Sponaugle, McKay and Rothman is 1020 Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013. The address of Marshall A. Cohen is 202 Roxborough Drive, Toronto, Ontario M4W 1X8, Canada. Each of the persons listed below has full voting and investment authority of the shares except as otherwise indicated.

	Shares Beneficially Owned(1)
Name	Number		Percent
The Blackstone Partnerships	5,323,799		72.0
Francis J. Petro	210,000	(1)(3)(4)	2.8
Marshall A. Cohen	49,264	(1)(4)	(2)
Michael F. Rothman	52,000	(1)(3)	(2)
August A. Cijan	40,000	(1)(3)	(2)
Charles J. Sponaugle	38,000	(1)(3)(4)	(2)
Calvin S. McKay	16,000	(1)(3)	(2)
All directors and executive officers of the Company as a group	505,864	(1)	6.8

(1)
Represents shares of Common Stock and underlying options exercisable at any time which are deemed to be beneficially owned by the holders of such stock options. See Item 11 - "Executive Compensation - Stock Option Plans."

(2)	Less than 1%.
(3)
Includes shares of stock which directors and officers have exercisable rights to acquire as of or within sixty days of September 30, 2003, through the exercise of options in the amount of 60,000 for Mr. Petro, 52,000 for Mr. Rothman, 40,000 for Mr. Cijan, 33,000 for Mr. Sponaugle and 16,000 for Mr. McKay.

(4)	Shares restricted pursuant to amended stockholder agreement dated January 29, 1997, as amended, which restricts the transfer of shares.

Agreements Among Stockholders

        An Amended Stockholder’s Agreement dated January 29, 1997, which was again amended as of January 31, 1997, imposes certain transfer restrictions on the Holdings common stock, including provisions that (i) Holdings common stock may be transferred only to those persons agreeing to be bound by the Stockholder Agreement except if such transfer is pursuant to a public offering or made following a public offering, or made in compliance with the Securities Act; (ii) the investors may not grant any proxy or enter into or agree to be bound by any voting trust with respect to the Holdings common stock; (iii) if the Blackstone Investors, or their permitted transferees, propose to sell any of their Holdings common stock, the other investors shall in most instances have the right to participate ratably in the proposed sale or, under certain circumstances, to sell all of their Holdings common stock in the proposed sale; and (iv) a majority in interest of the Blackstone Investors may compel all other such investors to sell their shares under certain circumstances. The Stockholders’ Agreement also contains a commitment on the part of Holdings to register the shares under the Securities Act upon request by the Blackstone Investors, subject to certain conditions and limitations. The Stockholder Agreement terminates on the tenth anniversary of its effective date.

Disclosure with Respect to the Corporation’s Equity Compensation Plans

        Holdings maintains a stock option plan which allows for the granting of options to certain key employees and directors of Holdings. The following table gives information about equity awards under the Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Securities Reflected in First Column)

Equity compensation plans approved by
security holders	769,632	$3.14	128,603
Equity compensation plans not approved
by security holders	---	---	---

Total	769,632	$3.14	128,603

At September 30, 2003 there were 174,632 shares of restricted stock issued, none of which is reflected in the amounts noted above.

Item 13.    Certain Relationships and Related Transactions

        The Company accrued fees in the amount of $1.9 million payable to Blackstone Management Partners L.P pursuant to that certain Monitoring Agreement by and among Haynes Holdings, Inc., Haynes International, Inc. and Blackstone Management Partners L.P. dated October 1, 2001 and that certain Monitoring Agreement by and among Haynes Holdings, Inc., Haynes International, Inc. and Blackstone Management Partners L.P. dated October 1, 2002 (collectively, the “Monitoring Agreement”). The Company did not pay the monitoring fees to Blackstone for fiscal 2002 or 2003. Payments made to Richard C. Lappin, Chairman, for services as Chairman in fiscal 2003, in the amount of $170,514 were credited by the Company to the fees accruing in favor of Blackstone under the Monitoring Agreement during such period. The Company’s Monitoring Agreement with Blackstone Management Partners L.P. terminated by its own terms as of September 30, 2003 and is not being renewed for fiscal 2004. The Company intends to continue to compensate Richard C. Lappin for his services as Chairman. The Company has memorialized its agreement with Richard C. Lappin for fiscal 2004 pursuant to the Agreement dated as of October 1, 2003. Under the terms of such agreement and in consideration of Mr. Lappin’s increased duties and responsibilities, the Company will increase the fee payable to Mr. Lappin to $40,000 a month, plus reasonable out-of-pocket expenses.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        Documents filed as part of this Report.

        1.         Financial Statements:

                    Report of Independent Auditors

                    Consolidated Balance Sheets as of September 30, 2002 and September 30, 2003.

                    Consolidated Statements of Operations for the Years Ended September 30, 2001, 2002 and 2003.

                    Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2001, 2002 and 2003.

                    Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2002 and 2003.

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

(b)        Reports on Form 8-K.

                     Form 8-K filed September 3, 2003, under Items 5 and 7.

                     Form 8-K filed November 25, 2003, under Items 5 and 7.

(c)        Exhibits.    See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYNES INTERNATIONAL, INC. (Registrant) By: /s/ Francis J. Petro Francis J. Petro, President Date: December 29, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Francis J. Petro Francis J. Petro	President; CEO and Director (Principal Executive Officer)	December 29, 2003

/s/ Calvin S. McKay Calvin S. McKay	Vice President, Finance; CFO; Treasurer and Director (Principal Financial Officer)	December 29, 2003

/s/ Richard C. Lappin Richard C. Lappin	Director	December 29, 2003

/s/ Chinh E. Chu Chinh E. Chu	Director	December 29, 2003

/s/ Larry K. Switzer Larry K. Switzer	Director	December 29, 2003

/s/ Marcel Martin Marcel Martin	Controller (Chief Accounting Officer)	December 29, 2003

HAYNES INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Allowance for Doubtful Accounts
	Year Ended Sept. 30, 2001	Year Ended Sept. 30, 2002	Year Ended Sept. 30, 2003

Balance at beginning of period	$638	$721	$723
Provisions	538	480	692
Write-Offs	(549)	(485)	(443)
Recoveries	94	7	2
Balance at end of period	$721	$723	$974

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibit	Sequential Numbering System Page Number of Exhibit

(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, Registration No. 33-32617.)
3.02	Bylaws of Registrant. (Incorporated by reference to Exhibit 3.02 to Registration Statement on Form S-1, Registration No. 33-32617.)
(4)	4.01
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

10.08
Amendment No. 1 to Credit Agreement, dated December 30, 1999, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc., as Borrower. (Incorporated by reference to Exhibit 10.21 to Registrant's Form 10-Q Report filed February 14, 2000, File No. 33-32617.)

10.09
Amendment No. 3 to Credit Agreement dated November 1, 2002, by and among institutions from time to time party hereto, as Lenders, Fleet Capital Corporation, as Agent for Lenders and Haynes International, Inc. as Borrower. (Incorporated by reference to Exhibit 10.09 to Registrant's Form 10-K report filed December 30, 2002, File No. 33-32617.)

10.10
Amendment No. 4 to Credit Agreement by and among Haynes International, Inc., the financial institutions party thereto and Fleet Capital Corporation dated August 26, 2003. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed September 3, 2003, File No. 33-32617.)

10.11
Amendment No. 5 to Credit Agreement by and among Haynes International, Inc., the financial institutions party thereto and Fleet Capital Corporation dated November 1, 2003. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed November 25, 2003, File No. 33-32617.)

10.12
Executive Employment Agreement, dated as of January 1, 2002, by and among Haynes International, Inc. and Francis J. Petro. (Incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K report filed December 20, 2002, File No. 33-32617.)

10.13
Employment Agreement, dated as of December 21, 2001, by and among Haynes International, Inc. and Calvin S. McKay. (Incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K report filed December 20, 2002, File, No. 33-32617.)

10.14
Monitoring Agreement, dated as of October 1, 2001, by and among Haynes International, Inc. and Haynes Holdings, Inc. and Blackstone Management Partners L.P. (Incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K report filed December 20, 2003, File No. 33-32617.)

10.15
Monitoring Agreement, dated October 1, 2002, by and among Haynes International, Inc. and Haynes Holdings, Inc. and Blackstone Management Partners L.P. (Incorporated by reference to Exhibit 10.13 to Registrant's Form 10-K report filed December 20, 2002, File No. 33-32617.)

10.16	Amendment to Monitoring Agreement dated October 1, 2002.
10.17	Form of Services Agreement between Haynes International, Inc. and Richard C. Lappin.
10.18	Form of Severance Agreement. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K report filed December 20, 2002, File No. 33-32617.)
(12)	12.01	Statement re: computation of ratio of earnings to fixed charges
(21)	21.00	Subsidiaries of the Registrant
(31)	31.01	Rule 13a-14(a)/15d-14(a) Certification.
31.02	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01	Section 1350 Certifications.