Form 10-Q
period 2003-12-31
HAYNES INTERNATIONAL INC
filed 2004-02-17
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2003.
| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 33-32617

HAYNES INTERNATIONAL, INC.
 (Exact name of the registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principle executive offices)	(Zip Code)
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
Yes        No   X

As of February 16, 2004, the registrant had 100 shares of Common Stock, $.01 par value, outstanding.

HAYNES INTERNATIONAL, INC.
TABLE OF CONTENTS

PART 1    FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2003 Restated (Note 3)	December 31, 2003 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,791	$3,297
Accounts and notes receivable, less allowance for
doubtful accounts of $974 and $932, respectively	35,267	35,158
Inventories	85,809	94,210
Refundable income taxes	563	639

Total current assets	126,430	133,304

Property, plant and equipment (at cost)	131,406	133,255
Accumulated depreciation	(91,177)	(93,232)

Net property, plant and equipment	40,229	40,023

Prepayments and deferred charges, net	13,456	13,723

Total assets	$180,115	$187,050

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Senior notes	$139,555	$139,673
Revolving credit	56,815	61,358
Accounts payable and accrued expenses	23,179	27,667
Accrued postretirement benefits	4,400	4,400
Note payable	2,382	2,323

Total current liabilities	226,331	235,421

Deferred foreign income taxes	1,020	774
Long-term debt	2,255	2,028
Accrued pension and postretirement benefits	123,367	123,659

Total liabilities	352,973	361,882

Capital deficiency:
Common stock, $.01 par value (100 shares authorized,
issued and outstanding)
Additional paid-in capital	51,381	51,381
Accumulated deficit	(222,232)	(226,570)
Accumulated other comprehensive income (loss)	(2,007)	357

Total capital deficiency	(172,858)	(174,832)

Total liabilities and capital deficiency	$180,115	$187,050

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands)

	Three Months Ended December 31,
	2002 Restated (Note 3)	2003 (Unaudited)

Net revenues	$42,922	$46,561
Cost of sales	35,667	39,195
Selling and administrative	6,178	5,672
Research and technical	774	628
Restructuring - Professional Fees	---	601

Operating income	303	465

Interest expense	4,922	5,103
Interest income	(12)	(7)

Loss before benefit from income taxes	(4,607)	(4,631)

Benefit from income taxes	(1,673)	(293)

Net loss	$(2,934)	$(4,338)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended December 31,
	2002 Restated (Note 3)	2003 (Unaudited)

Net loss	$(2,934)	$(4,338)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,550	2,364

Other comprehensive income	1,550	2,364

Comprehensive loss	$(1,384)	$(1,974)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended December 31,
	2002 Restated (Note 3)	2003 (Unaudited)

Cash flows from operating activities:
Net loss	$(2,934)	$(4,338)
Depreciation	1,294	1,358
Amortization	321	302
Deferred income taxes	(1,674)	(246)
Change in:
Inventories	1,101	(7,103)
Accounts receivable	4,593	50
Accounts payable and accruals	4,195	5,450
Other, net	(67)	(277)

Net cash provided by (used in) operating activities	6,829	(4,804)

Cash flows from investing activities:
Additions to property, plant and equipment	(913)	(1,152)
Proceeds from sale of property, plant and equipment	704	---

Net cash used in investing activities	(209)	(1,152)

Cash flows from financing activities:
Net increase (decrease) in revolving credit and long-term debt	(6,557)	4,316

Net cash provided by (used in) financing activities	(6,557)	4,316

Effect of exchange rates on cash	206	146

Increase (decrease) in cash and cash equivalents	269	(1,494)

Cash and cash equivalents, beginning of period	5,199	4,791

Cash and cash equivalents, end of period	$5,468	$3,297

Supplemental disclosures of cash flow information:
Cash paid (received) during period for: Interest	$565	$711

Income Taxes	$(12)	$28

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2003
(dollars in thousands, except share amounts)

Note 1.    Going Concern

        The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s financial performance, over the past fifteen months, has been adversely impacted by reduced customer demand caused by a weak economic environment, higher raw material cost and rising energy costs. As a result of these circumstances, the Company has entered into several amendments to the Company’s Credit Agreement dated as of November 22, 1999 (the “Credit Agreement”) certain of which provide additional availability, more flexible financial covenant requirements through January 31, 2004, full relief from the Senior Note Interest Reserve until February 29, 2004, at which time the full Senior Note Interest Reserve will again be in effect.

         The Company is highly leveraged. Senior Notes, in the amount of $140 million, are scheduled to be retired on September 1, 2004. In addition, interest payments on the Senior Notes of $8.1 million each are due on March 1, 2004 and September 1, 2004. The revolving Credit Agreement, with an outstanding amount of $61.4 million as of December 31, 2003, is currently scheduled to expire on June 3, 2004. Furthermore, certain raw material suppliers and financial advisors who are assisting the Company with its debt refinancing and balance sheet restructuring activities have changed the Company’s payment terms to cash on delivery for material and fees which has caused a tightening of our cash availability.

         In November 2003, the Company retained Conway, Del Genio, Gries & Co., LLC and Skadden, Arps, Slate, Meagher & Flom LLP to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring the Company’s balance sheet, which the Company’s management believes is essential to ensure that the Company has adequate working capital to operate its business. In addition, the Company commenced discussions beginning in January 2004 with holders of its Senior Notes regarding possible restructuring transactions. The Company anticipates that any such restructuring transaction will result in substantial dilution of the interest of existing equity holders of Haynes Holdings, Inc. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing.

         In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. Moreover, one possible outcome of the restructuring could be the deferral or forgiveness of some or all of these obligations in return for other forms of consideration. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

HAYNES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2003
(dollars in thousands, except share amounts)

Note 2.    Basis of Presentation

        The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2003, filed by the Company with the Securities and Exchange Commission (“SEC”) on December 29, 2003. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year or any other interim period.

        Certain amounts in prior period financial statements have been reclassified to conform with current period presentation. (See Note 3)

Note 3.    Inventories

        Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management of the Company believes that the FIFO method is preferable to LIFO, due in part to factors discussed in Note 1, because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally.

        The effect of the change in accounting principle was to decrease the net loss for the first quarter of fiscal 2004 by $2.2 million. In accordance with generally accepted accounting principles, the change has been applied by restating the prior years consolidated financial statements. The effect of this restatement was to decrease inventories at September 30, 2003 by $13.8 million, increase the accumulated deficit as of September 30, 2003 by $13.8 million, and increase the net loss for the first quarter of fiscal 2003 by $166,000.

        The following is a summary of the major classes of inventories:

	September 30, 2003 (Restated)	December 31, 2003 (Unaudited)
Raw Materials	$5,385	$6,629
Work-in-process	37,360	38,667
Finished Goods	41,875	47,887
Other, net	1,189	1,027

Inventories	$85,809	$94,210

Note 4.    Income Taxes

        The income tax provision for the three months ended December 31, 2002 and 2003, differed from the U.S. federal statutory rate of 34% primarily due to state income taxes, differing tax rates on foreign earnings, and recording of a valuation allowance applied against tax benefits generated by the US operations in fiscal 2004. The reason no tax benefit was recorded in fiscal 2004 for the US operations is because it is more likely than not that the tax asset will not be realized. The tax benefit recorded for the three months ended December 31, 2003 represents only foreign tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated. This discussion contains statements that constitute forward-looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K for the fiscal year ended September 30, 2003, filed by the Company with the Securities and Exchange Commission on December 29, 2003.

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

•
The earnings of the Company are susceptible to rapid increases in the prices of its raw materials. To the extent that the price of nickel, a major component of many of the Company’s products, continues to rise rapidly, as it did in fiscal 2003 and the first quarter of fiscal 2004, there may be a negative effect on the Company’s gross profit margins.

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

Capital Restructuring

        The Company’s financial performance, over the past fifteen months, has been adversely impacted by reduced customer demand caused by a weak economic environment, higher raw material cost and rising energy costs. As a result of these circumstances, the Company has entered into several amendments to the Company’s Credit Agreement dated as of November 22, 1999 (the “Credit Agreement”) certain of which provide additional availability, more flexible financial covenant requirements through January 31, 2004, and full relief from the Senior Note Interest Reserve until February 29, 2004, at which time the full Senior Note Interest Reserve will again be in effect. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a summary of specific requirements of the amendments to the Credit Agreement.

        The Company is highly leveraged. The Company’s 11 5/8% Senior Notes due 2004 (the “Senior Notes”), in the amount of $140 million, are scheduled to be retired on September 1, 2004. In addition, interest payments on the Senior Notes of $8.1 million each are due on March 1, 2004 and September 1, 2004. Finally, the Credit Agreement, with an outstanding amount of $61.4 million as of December 31, 2003, is currently scheduled to expire on June 3, 2004. Furthermore, certain raw material suppliers and financial advisors who are assisting the Company with its debt refinancing and balance sheet restructuring activities have changed our payment terms to cash on delivery for material and fees which has caused a tightening of our cash availability.

        In November 2003, the Company retained Conway, Del Genio, Gries & Co., LLC and Skadden, Arps, Slate, Meagher & Flom LLP to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring the Company’s balance sheet, which the Company’s management believes is essential to ensure that the Company has adequate working capital to operate its business. The Company commenced discussions beginning in January 2004 with holders of its Senior Notes regarding possible restructuring transactions. The Company further anticipates that any such restructuring transaction will result in substantial dilution of the interest of the existing equity holders of Haynes Holdings, Inc. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing. See statement in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding forward-looking statements.

        In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. Moreover, one possible outcome of the restructuring would be the deferral or forgiveness of some or all of these obligations in return for other forms of consideration. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding forward-looking statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

        As reported in the Company’s Form 10-K for the fiscal year ended September 30, 2003, filed on December 29, 2003, due to various factors including the uncertainty regarding the capital restructuring and its effect on liquidity, the Company’s auditor’s report on the consolidated financial statements for fiscal year ended September 30, 2003 contains a “going concern” comment. See Form 10-K for the fiscal year ended September 30, 2003, Item 8 “Financial Statements and Supplementary Data” for a copy of the auditor’s report.

        Notwithstanding increased sales volume, selling prices, backlog and order entry, the ability of the Company to continue as a going concern and meet obligations as they come due is uncertain at December 31, 2003.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

        Net Revenues.    Net revenues increased approximately $3.7 million or 8.6% to approximately $46.6 million in the first quarter of fiscal 2004 from approximately $42.9 million in the first quarter of fiscal 2003. Volume increased 6.5% to approximately 3.3 million pounds in the first quarter of fiscal 2004 from approximately 3.1 million pounds in the first quarter of fiscal 2003. The average selling price decreased 0.8% to $13.87 per pound in the first quarter of fiscal 2004 from $13.98 per pound in the first quarter of fiscal 2003. The Company’s consolidated backlog has increased approximately $4.1 million or 8.1% to approximately $54.7 million at December 31, 2003 from approximately $50.6 million at September 30, 2003. Order entry increased $9.1 million or 22.2% for the quarter ended December 31, 2003, as compared to the quarter ended December 31, 2002.

        Sales to the aerospace industry increased by 5.5% to approximately $19.3 million in the first quarter of fiscal 2004 from approximately $18.3 million for the same period a year earlier. The improved revenue can be attributed to a 10.0% increase in volume to approximately 1.1 million pounds from approximately 1.0 million pounds which was offset slightly by a 1.1% decrease in the average selling price per pound. The slight decrease in the average selling price is due to sales of a greater proportion of the lower valued nickel-base alloys and product forms in fiscal 2004. The volume increase was primarily caused by stronger domestic sales of nickel-base and cobalt-base alloy flat products to the gas turbine engine fabricators. Sales to the European and export market segments continue at lower levels in most alloys and product forms as compared to the same period a year earlier.

        Sales to the chemical process industry increased by 23.8% to approximately $12.5 million in the first quarter of fiscal 2004 from approximately $10.1 million for the same period a year earlier, due to a 25.0% increase in volume along with a 4.2% increase in the average selling price per pound. The volume increased approximately 200,000 pounds to approximately 1.0 million pounds for the first quarter of fiscal 2004 from approximately 800,000 pounds for the first quarter of fiscal 2003. The higher volume is attributed to improved project related and maintenance related businesses in the European geographic sector diluted by reduced demand from US and export geographic sectors. The increase in the average selling price is due to sales of a greater proportion of the higher valued product forms in fiscal 2004 and improved pricing in the marketplace.

        Sales to the land-based gas turbine industry decreased by 16.5% to approximately $6.6 million in the first quarter of fiscal 2004 from approximately $7.9 million for the same period a year earlier, due to a 14.3% decrease in volume combined with a 1.4% decrease in the average selling price per pound. The volume decreased approximately 100,000 pounds to approximately 600,000 pounds for the first quarter of fiscal 2004 from approximately 700,000 pounds for the first quarter of fiscal 2003. The decrease in volume is mostly attributed to reduced European sales of proprietary alloy round and flat products as the alloy reprocessors and fabricators meet the reduced level of demand for the gas turbine manufacturers. The decrease in the average selling price is attributed to sales of a greater proportion of the lower valued commodity alloys and product forms in fiscal 2004.

        Sales to other industries increased by 24.2% to approximately $8.2 million in the first quarter of fiscal 2004 from approximately $6.6 million for the same period a year earlier, due to a 20.0% increase in volume which was partially offset by an 11.2% decrease in the average selling price per pound. The volume increased approximately 100,000 pounds to approximately 600,000 pounds in the first quarter of fiscal 2004 from approximately 500,000 pounds in the first quarter of fiscal 2003. The increase in volume is mainly due to the effects of sales related to several domestic and export flue gas desulfurization (FGD) projects in the first quarter of fiscal 2004 that were not in process in the prior year. A reduced volume in the remaining minor market segments in this category partially reduced the FGD growth in this comparable time period. The decrease in the average selling price can be attributed to a higher proportion of the lower valued flat products for the FGD market in fiscal 2004.

        Cost of Sales.    Cost of sales as a percent of net revenues remained relatively flat when comparing the first quarter of fiscal 2003 with the first quarter of fiscal 2004. The pounds sold, the revenue, and the cost of sales all increased slightly with the cost of sales slightly outpacing the increase of the other two. This can be attributed primarily to the 57.8% increase in the cost of nickel, which is partially offset by reduced costs relating to the startup of a new sheet cutting program.

        Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the LIFO method to the FIFO method. Management of the Company believes that the FIFO method is preferable to LIFO, due in part to factors discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Restructuring”, because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. The effect of the change in accounting principle was to decrease the net loss for the first quarter of fiscal 2004 by $2.2 million and to increase the net loss for the first quarter of fiscal 2003 by $166,000.

        Selling and Administrative Expenses.    Selling and administrative expenses decreased by approximately $500,000 to approximately $5.7 million in the first quarter of fiscal 2004 from approximately $6.2 million in the first quarter of fiscal 2003. The decrease in selling and administrative expenses was primarily due to lower management fees, lower employee costs, and reduced foreign exchange losses.

        Research and Technical Expense.    Research and technical expenses decreased by approximately $200,000 to approximately $600,000 in the first quarter of fiscal 2004 from approximately $800,000 in the first quarter of fiscal 2003. The decrease in research and technical expense was primarily due to lower employee costs, lower consultant costs, and lower patent legal expenses.

        Restructuring – Professional Fees.    During the first quarter of fiscal 2004, the Company incurred approximately $600,000 of professional fees related to restructuring and refinancing activities. There was no corresponding expense for the first quarter of fiscal 2003.

        Operating Income.    As a result of the above factors, operating income for the first quarter of fiscal 2004 was approximately $500,000 compared to approximately $300,000 for the first quarter of fiscal 2003.

        Interest Expense.    Interest expense increased by approximately $200,000 to approximately $5.1 million in the first quarter of fiscal 2004 from approximately $4.9 million in the first quarter of fiscal 2003. Higher revolving credit borrowings and higher interest rates contributed to the increase when comparing the two quarters.

        Income Taxes.    The income tax benefit decreased by approximately $1.4 million to approximately $300,000 for the first quarter of fiscal 2004 from approximately $1.7 million for the first quarter of fiscal 2003. No deferred tax benefit for the first quarter of fiscal 2004 was recorded for NOL carryforwards except for the benefit from European operations.

        Net Loss.    As a result of the above factors, the net loss was approximately $4.3 million for the first quarter of fiscal 2004 compared to the net loss of approximately $2.9 million for the first quarter of fiscal 2003.

Liquidity and Capital Resources

        Net cash used in operating activities in the first quarter of fiscal 2004 was approximately $4.8 million, as compared to net cash provided by operating activities in the first quarter of fiscal 2003 of approximately $6.8 million. The cash used in operating activities for the first quarter of fiscal 2004 was primarily the result of an increase in inventories of approximately $7.1 million, a decrease of approximately $200,000 in deferred income taxes, a net loss of approximately $4.3 million, and approximately $300,000 in other uses, which were partially offset by an increase in accounts payable of approximately $5.5 million, and non-cash depreciation and amortization of approximately $1.6 million. Net cash used in investing activities increased to approximately $1.2 million for the first quarter of fiscal 2004 from approximately $200,000 for the first quarter of fiscal 2003, due to the increase in capital expenditures partially offset by a decrease in proceeds from the sale of fixed assets. Net cash provided by financing activities for the first quarter of fiscal 2004 was approximately $4.3 million compared to net cash used in financing activities of approximately $6.6 million in the first quarter of fiscal 2003, primarily due to a net increase in borrowings under the Credit Agreement.

        Cash for the first quarter of fiscal 2004 decreased by approximately $1.5 million resulting in a December 31, 2003 cash balance of approximately $3.3 million. Cash for the first quarter of fiscal 2003 increased approximately $300,000 resulting in a December 31, 2002 cash balance of approximately $5.5 million. The Company had available additional borrowing capacity of approximately $6.6 million on the Credit Agreement at December 31, 2003. The Company will require additional cash for expenses relating to the restructuring of the Senior Note debt.

        The Company is highly leveraged and, absent a restructuring, it is unlikely that it will have sufficient operating cash flow to both service its indebtedness and fund its daily operating requirements. The Company’s primary sources of capital have been from the issuance of debt securities, borrowings under the Company’s Credit Agreement, and internally generated cash from operations. At December 31, 2003, outstanding indebtedness consisted of $140.0 million of Senior Notes, $61.4 million outstanding under the Credit Agreement and $4.4 million of other debt. Interest on the Senior Notes is payable semi-annually on March 1 and September 1. The Company’s leverage and debt service requirements (i) increase its vulnerability to economic downturns, (ii) potentially limit the Company’s ability to respond to competitive pressures, and (iii) may limit the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Restructuring” for information on the Company’s efforts to restructure its indebtedness.

        The Senior Notes and the Credit Agreement contain a number of covenants limiting the Company’s access to capital, including covenants that restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) make certain restricted payments, (iii) engage in transactions with affiliates, (iv) create liens on assets, (v) sell assets, (vi) issue and sell preferred stock of subsidiaries, and (vii) engage in consolidations, mergers and transfers. In addition, the Credit Agreement requires the Company to meet certain financial covenants and maintain reserves for certain purposes, including the Fixed Charge Reserve of $7.0 million until June 3, 2004, the Senior Note Interest Reserve and the requirement for the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes an interest or principal payment on the Senior Notes to be in excess of $4.5 million after giving effect to each payment. Failure to comply with these covenants and reserves constitutes a default under the applicable instrument entitling the holders of the Senior Notes or Credit Agreement lenders, as the case may be, to accelerate the maturity of the indebtedness, and, in the case of the Credit Agreement, enforce security interests in the Company’s assets and refuse to make further advances to the Company.

        The Credit Agreement has been amended four times since the end of fiscal year 2002 to respond to certain economic fluctuations occurring since that time including reduced customer demand caused by the weak economic environment, higher raw material costs and rising energy costs. On November 1, 2002, the Company entered into Amendment No. 3 to the Credit Agreement. This amendment extends the revolving loan termination date to the earlier of October 31, 2005, or ninety days prior to the scheduled maturity date of the Senior Notes, a date that currently equates to June 3, 2004, and increases the maximum availability for foreign subsidiaries from $12.0 million to $17.0 million less a foreign subsidiary reduction amount that totals $1.0 million ratably over the course of a year until such time as the entire $5.0 million initial increase is amortized.

        On August 26, 2003, the Company entered into Amendment No. 4 to the Credit Agreement. The amendment requires that the Company not permit the average daily Revolving Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes a principal or interest payment on the Senior Notes to be less than $4.5 million, after giving effect to the amount of the applicable payment. Also, beginning on August 26, 2003, and ending on January 31, 2004, the Fixed Charge Coverage Ratio (“FCCR”) must be at least 0.65 to 1.0 instead of at least 0.75 to 1.0. At December 31, 2003 the Company was in compliance with the FCCR, as amended.

        On November 19, 2003, the Company entered into Amendment No. 5 to the Credit Agreement. This amendment fixes the amount of the Fixed Charge Reserve at $7.0 million for the period beginning November 1, 2003 and ending June 3, 2004. In addition, relief was provided for the Senior Note Interest Reserve such that it is: (i) zero through December 31, 2003; (ii) $1.4 million from January 1, 2004 through January 31, 2004; (iii) $5.4 million from February 1, 2004 through February 14, 2004; (iv) $6.8 million from February 15, 2004 through February 27, 2004; and (v) $8.1 million on February 28, 2004. The amendment also requires that the Company not permit the average daily Revolver Credit Availability (as defined in the Credit Agreement) for the thirty-day period preceding any day on which the Company makes a principal or interest payment on the Senior Notes to be less than $4.5 million, after giving effect to the amount of the applicable payment. The Company was in compliance with its financial covenants as of December 31, 2003.

        During January 2004, five of the Company’s major material suppliers required cash in advance of delivery of goods which is continuing. Therefore on January 30, 2004, the Company entered into Amendment No. 6 to the Credit Agreement which temporarily suspends application of the Senior Note Interest Reserve discussed above until the earlier of (i) February 29, 2004 or (ii) the occurrence of any default (as defined in the Credit Agreement). Other amendments relate to reporting requirements including reporting changes in inventory from monthly to weekly and an eight week rolling cash flow forecast on a weekly basis.

        The Company’s primary uses of capital in 2004, other than providing working capital for normal operating expenses, including cash on delivery terms with certain raw material suppliers, are expected to consist primarily of expenditures related to capital improvements, professional fees in connection with the Company’s capital restructuring project, and principal and interest payments on outstanding indebtedness. Planned fiscal 2004 capital spending is targeted at $5.6 million with the main projects being the electric arc furnace split shell electro slag remelt upgrade, environmental compliance projects, and the Arcadia plant’s anneal furnace upgrade. The Company’s ability to complete its planned capital expenditures in fiscal 2004 will be dependent upon its ability to successfully complete a restructuring of its existing indebtedness. Capital expenditures were approximately $1.2 million in the first quarter of fiscal 2004 as compared to approximately $900,000 for the first quarter of fiscal 2003.

The following table sets forth the Company’s contractual obligations for the periods set forth, as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$203,789	$202,271	(1)	$1,518	$0	$0
Operating lease obligations	7,889	2,181		3,028	2,030	650
Capital lease obligations	1,776	1,142		634	0	0
Natural gas contracts	2,425	2,425		0	0	0
Capital Projects	1,252	1,252		0	0	0

Total	$217,131	$209,271		$5,180	$2,030	$650

(1)
Includes $61.4 million outstanding under the Company’s Credit Agreement and $140.0 million in principal amount of the Company’s Senior Notes, which mature on September 1, 2004. In addition to the amounts indicated in the table, the Company is required to make interest payments on the Senior Notes on March 1 and September 1, 2004 in the amount of $8.1 million each.

        The Company’s primary sources of capital in 2004 are expected to consist primarily of internally generated cash from operations and borrowings under the Company’s Credit Agreement. In the event the Company does not succeed in its restructuring efforts, it is likely that liquidity will be inadequate to enable the Company to make the interest payments required with respect to the Senior Notes on March 1, 2004 and September 1, 2004, retire the Senior Notes on September 1, 2004, and repay the Credit Agreement on June 3, 2004. Moreover, one possible outcome of the restructuring would be the deferral or forgiveness of some or all of these obligations in return for other forms of consideration. In addition, should the Company be unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that the Company could be unable to satisfy other obligations as they become due. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Restructuring”.

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

        Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2003. During the period ended December 31, 2003 the Company changed from LIFO to FIFO inventory reporting. There were no other changes to these accounting policies.

Inventories

        Inventories are stated at the lower of cost or market. Prior to October 1, 2003, the cost of domestic inventories was determined using the LIFO method (approximately 79% of the inventory at October 1, 2003). The cost of foreign inventories was determined using the FIFO method. Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the LIFO method to the FIFO method. Management of the Company believes that the FIFO method is preferable to LIFO, due in part to factors discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Restructuring”, because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. At September 30, 2003, management determined that the deferred tax assets related to domestic operations were no longer fully recoverable and, therefore, a full valuation allowance was recorded. In the event the Company was to determine that it would be unable to realize its deferred tax assets related to foreign operations in future periods, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

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

Accounting Pronouncements

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

	For the Three Months Ended December 31,
	2002	2003
Net loss as reported	$(2,934)	$(4,338)

Add: Total stock-based employee compensation expense determined
under the intrinsic value based method, net of related tax effects	0	0

Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net of related tax
effects	(6)	(6)

Adjusted net loss	$(2,940)	$(4,344)

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

        In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 and 46R addresses consolidation by business enterprises of certain variable interest entities and is effective for special-purpose entities as of December 31, 2003, and to variable interest entities in which an enterprise has an interest after that date. The adoption of Interpretation No. 46R did not have a material impact on the Company’s financial position or results of operations.

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

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (FAS 132 (revised 2003)). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for years ending after December 15, 2003 and thus will be effective for the Company in fiscal 2004; however, interim period disclosures required by SFAS No. 132 are effective beginning in the second quarter of fiscal 2004.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect the Company’s interest expense on variable rate debt. Approximately 29.9% of the Company’s total debt was variable rate debt at December 31, 2003. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of $268,000 for the quarter ended December 31, 2003. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

        The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the US dollar. The foreign subsidiaries manage their own foreign currency exchange risk. Any US dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. Most of the currency contracts to buy US dollars are with maturity dates less than six months.

        At December 31, 2003, the Company had two foreign currency exchange options outstanding with an aggregate notional amount of approximately 600,000 Euros through March 15, 2004, and their effect on the financial statements was immaterial.

Item 4.    Controls and Procedures

        The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

        (a)         Exhibits.    See Index to Exhibits

        (b)         Reports on Form 8-K.    Form 8-K filed November 25, 2003, under Items 5 and 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC. /ss/ Francis J. Petro Francis J. Petro President and Chief Executive Officer /ss/ Calvin S. McKay Calvin S. McKay Vice President, Finance Chief Financial Officer

Date:  February 16, 2004

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

4.02	Form of 11 5/8% Senior Note Due 2004. (Incorporated by reference to Exhibit 4.02 to the Registrant's Form 10- K Report for the year ended September 30, 1996, File No. 333-5411.)
(10)	10.19	Amendment No. 6 to Credit Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February ___, 2004, File No. 333-5411.)
(18)	18.01	Letter from Deloitte & Touche LLP.
(31)	31.01	Rule 13a-14(a)/15d-14(a) Certification.
31.02	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01	Section 1350 Certifications.