Form 10-Q
period 2005-06-30
HAYNES INTERNATIONAL INC
filed 2005-08-24
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-124977

HAYNES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principal executive offices)	(Zip Code)

(765) 456-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒   No   ☐

As of August 15, 2005, the registrant had 10,000,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

PART 1                            FINANCIAL INFORMATION

Item 1.             Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2004	June 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,477	$4,681
Restricted cash – current portion	997	110
Accounts and notes receivable, less allowance for doubtful accounts of $1,099 and $1,392, respectively	54,443	49,706
Inventories, net	130,754	145,479
Deferred income taxes	—	7,154
Refundable income taxes-current portion	746	—
Total current assets	189,417	207,130

Property, plant and equipment (at cost)	80,529	86,060
Accumulated depreciation	(494)	(2,445)
Net property, plant and equipment	80,035	83,615

Deferred income taxes	36,651	29,956
Prepayments and deferred charges, net	1,999	3,088
Restricted cash – long term portion	—	550
Goodwill	40,353	40,353
Other intangible assets	12,303	11,424
Total assets	$360,758	$376,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,165	$37,792
Accrued postretirement benefits	4,890	4,890
Revolving credit facilities	82,482	101,143
Deferred income taxes	5,005	—
Income taxes payable	—	273
Current maturities of long-term debt	1,049	611
Total current liabilities	127,591	144,709

Long-term debt	2,462	3,697
Accrued pension and postretirement benefits	115,129	117,821
Total liabilities	245,182	266,227

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)
Additional paid-in capital	121,145	121,145
Accumulated deficit	(3,646)	(9,606)
Accumulated other comprehensive income (loss)	363	(472)
Deferred stock compensation	(2,296)	(1,188)
Total stockholders’ equity	115,576	109,889
Total liabilities and stockholders’ equity	$360,758	$376,116

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
	(Debtor-In-Possession)		(Debtor-In-Possession)
	Predecessor	Successor	Predecessor	Successor
Net revenues	$60,747	$79,638	$165,280	$231,877
Cost of sales	49,127	62,700	136,747	209,833
Selling, general and administrative expense	5,945	6,028	18,371	24,065
Research and technical expense	561	624	1,821	1,884
Restructuring and other charges	—	—	4,027	591
Operating income (loss)	5,114	10,286	4,314	(4,496)

Interest expense (contractual interest of $5,651 and $15,931 for the three and nine months ended, June 30, 2004, respectively.)	1,760	1,614	11,909	4,703
Interest income	(9)	(5)	(28)	(21)
Income (loss) before reorganization items and income taxes	3,363	8,677	(7,567)	(9,178)
Reorganization items	1,712	—	2,183	—
Income (loss) before income taxes	1,651	8,677	(9,750)	(9,178)
Expense (benefit) from income taxes	(435)	3,122	(1,000)	(3,218)
Net income (loss)	$2,086	$5,555	$(8,750)	$(5,960)

Net income (loss) per share:
Basic	$20,860	$0.56	$(87,500)	$(0.60)
Diluted	$20,860	$0.55	$(87,500)	$(0.60)
Weighted average shares outstanding:
Basic	100	10,000,000	100	10,000,000
Diluted	100	10,094,306	100	10,000,000

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
	(Debtor-In-Possession)		(Debtor-In-Possession)
	Predecessor	Successor	Predecessor	Successor

Net income (loss)	$2,086	$5,555	$(8,750)	$(5,960)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(231)	(2,230)	2,417	(835)

Other comprehensive income (loss)	(231)	(2,230)	2,417	(835)

Comprehensive income (loss)	$1,855	$3,325	$(6,333)	$(6,795)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Nine Months Ended June 30,
		2004	2005
		(Debtor-In-Possession)
		Predecessor	Successor
	Cash flows from operating activities:
	Net loss	$(8,750)	$(5,960)
	Depreciation	4,157	2,246
	Amortization	1,191	1,413
	Reorganization items	2,183	—
	Deferred income taxes	(799)	(5,464)
	Gain on disposal of property	(455)	(2,116)
	Change in assets and liabilities:
	Inventories	(15,562)	(11,714)
	Accounts receivable	(8,121)	6,916
	Accounts payable and accrued expenses	13,375	5,473
	Other, net	(2,995)	2,145
	Net cash used in operating activities before reorganization costs	(15,776)	(7,061)
	Reorganization items paid	(1,712)	—
	Net cash used in operating activities	(17,488)	(7,061)

	Cash flows from investing activities:
	Additions to property, plant and equipment	(3,217)	(5,592)
	Proceeds from sale of property, plant and equipment	1,537	2,321
	Acquisition of The Branford Wire and Manufacturing Company	—	(8,300)
	Change in restricted cash	—	337
	Net cash used in investing activities	(1,680)	(11,234)

	Cash flows from financing activities:
	Net repayment of short term borrowings	(72,542)	—
	Net increase in revolving credit and long-term debt	90,734	19,458
	Other financing activities	—	1,108
	Net cash provided by financing activities	18,192	20,566

	Effect of exchange rates on cash	126	(67)
	Increase (decrease) in cash and cash equivalents	(850)	2,204

	Cash and cash equivalents, beginning of period	4,791	2,477
	Cash and cash equivalents, end of period	$3,941	$4,681

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest	$2,741	$4,703
	Income taxes	$267	$1,137

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended June 30, 2005
(Unaudited)

(in thousands, except share and per share data)

Note 1.          Basis of Presentation

Interim Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented.  This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 2004 included in the Registration Statement on Form S-1, Registration No. 333-124977, as amended, filed by Haynes International, Inc. with the Securities and Exchange Commission (“SEC”).  The results of operations for the nine months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated. On November 5, 2004, Haynes Wire Company, a wholly-owned subsidiary of the Company, purchased certain assets of The Branford Wire and Manufacturing Company (“Branford”) and certain of its affiliates (See Note 10). The consolidated results of operations include the operations of Branford from and after the acquisition date.

The consolidated statements of operations, comprehensive income, and cash flows for the three and nine month periods ended June 30, 2004 were prepared on a going concern basis, which assumed continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Expenses and gains and losses resulting from the reorganization were reported separately as reorganization items in the consolidated statement of operations for the three and nine months ended June 30, 2004.

Fresh Start Reporting

On March 29, 2004, the U.S. operations of the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Company’s European and Singapore operations were not included in the Bankruptcy Cases. Haynes International, Inc., a Delaware corporation, and Haynes Holdings, Inc., also a Delaware corporation, were merged as part of the plan of reorganization effective August 31, 2004. As a result of the reorganization and the Company’s implementation of fresh start reporting, the consolidated financial statements of the Company for periods subsequent to August 31, 2004 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements for periods prior to the effective date of the plan of reorganization.

The U.S. operations of the Company emerged from bankruptcy on August 31, 2004. The Company has determined that it qualified for fresh start accounting under AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code and has applied fresh start accounting on the date of emergence, August 31, 2004. The reorganization value of $200.0 million under fresh start reporting, the reorganization value was allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The Company’s reorganization value exceeded the fair value of the Company’s net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the reorganization value over the fair value of the net assets was recorded as goodwill. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid discounted at appropriate current rates.

Note 2.          Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized by Haynes-predecessor for its stock option plan under the provisions of Accounting Principles Board Opinion (“APB”) No. 25. Haynes-successor has recorded compensation expense for stock options, since the exercise price of the stock options was less than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income (loss) would have been the following:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	(Debtor-In-Possession)		(Debtor-In-Possession)
	Predecessor	Successor	Predecessor	Successor
	2004	2005	2004	2005
Net income (loss) as reported	$2,086	$5,555	$(8,750)	$(5,960)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	0	223	0	670

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(6)	(385)	(18)	(1,154)

Adjusted net income (loss)	$2,080	$5,393	$(8,768)	$(6,444)

As reported net income (loss) per share:
Basic	$20,860	$0.56	$(87,500)	$(0.60)
Diluted	$20,860	$0.55	$(87,500)	$(0.60)

As adjusted net income (loss) per share:
Basic	$20,800	$0.54	$(87,680)	$(0.64)
Diluted	$20,800	$0.53	$(87,680)	$(0.64)

Using the fair value method of SFAS No. 123, the total fair value of the options granted in fiscal 2004 was $7,618. The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0.0%, risk-free interest rate of 2.74%, expected volatilities assumed to be 70.0%, and expected lives of 3 years.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, Accounting for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective for periods ending on or after December 21, 2004. These FSPs had no effect on the consolidated financial statements for the nine months ended June 30, 2005 and the Company does not expect these FSPs to impact its future results of operations and financial position.

In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). This statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operation.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3. Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Note 3.          Inventories

Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory, (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. The effect of the change in accounting principle was not material to the three months ended June 30, 2004 and decreased the net loss for nine months ended June 30, 2004 by $7.1 million.

The following is a summary of the major classes of inventories:

	September 30, 2004	June 30, 2005

Raw Materials	$8,391	$8,762
Work-in-process	60,696	78,068
Finished Goods	60,370	57,476
Other, net Inventories	1,297	1,173
	$130,754	$145,479

Note 4.          Income Taxes

Income tax expense (benefit) for the three and nine months ended June 30, 2004 and 2005, differed from the U.S. federal statutory rate of 34% primarily due to state income taxes, differing tax rates on foreign earnings, and recording of a valuation allowance for net operating losses generated by the U.S. operations before emerging from bankruptcy in fiscal 2004.

Note 5.          Pension and Postretirement Benefits

Components of net periodic pension and postretirement benefit cost for the three and nine months ended June 30 are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,				Nine Months Ended June 30,
	2004	2005	2004	2005	2004	2005	2004	2005
	(Debtor-In- Possession)		(Debtor-In- Possession)		(Debtor-In- Possession)		(Debtor-In- Possession)
	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor
Service cost	$717	$773	$416	$316	$2,152	$2,320	$1,247	$948
Interest cost	2,046	2,093	1,575	1,315	6,139	6,279	4,724	3,946
Expected return	(2,402)	(2,224)	—	—	(7,206)	(6,674)	—	—
Amortizations	344	—	(759)	—	1,033	—	(2,277)	—
Net periodic benefit cost	$705	$642	$1,232	$1,631	$2,118	$1,925	$3,694	$4,894

The Company made no contributions to Company sponsored pension plans for the nine months ended June 30, 2005. The Company presently does not anticipate contributing additional amounts to fund its pension plans in fiscal 2005, although it anticipates funding $2.7 million in other benefits in fiscal 2005.

Note 6.          Restructuring and Other Charges

During the three and nine months ended June 30, 2004, Haynes-predecessor recorded restructuring and other charges of $0.0 million and $4.0 million, respectively, in connection with preparation for the Company’s Chapter 11 filing.  These costs include prepetition professional fees and fees associated with amending certain existing credit facilities. During the three and nine months ended June 30, 2005, Haynes-successor recorded restructuring and other charges of $0.0 million and $.6 million, respectively, for post-petition professional fees.

Note 7.          Reorganization Items

Reorganization items represent amounts incurred by the Company as a result of the Bankruptcy Cases and are summarized as follows for the three and nine months ended June 30, 2004:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2004
	(Debtor-In- Possession)	(Debtor-In- Possession)
	Predecessor	Predecessor
Professional fees	$1,441	$1,441
Write off Senior Note discount and debt issuance costs	—	471
Amendment fees	185	185
Travel & other expenses	80	80
Directors’ fees	6	6
	$1,712	$2,183

Note 8. Environmental and Legal

The Company is involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental matters. Future expenditures for environmental and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has received permits from the Indiana Department of Environmental Management, and the U.S. Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. A closure certification was received in fiscal 1999 for one area. The Company has an application pending for approval of closure and post-closure care for a second area. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminates in the groundwater. If it is determined that the disposal areas have impacted the groundwater underlying the Kokomo, Indiana facility, additional corrective action by the Company could be required. As of September 30, 2003 and 2004, the Company has accrued $1,140 and $1,067, respectively, for post-closure monitoring and maintenance activities.

Note 9. Debtor Financial Information – U.S. Operations Only

Summarized financial information for the three and nine months ended June 30, 2004 with respect to Haynes-predecessor included in the Chapter 11 filing is as follows:

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
STATEMENT OF OPERATIONS INFORMATION:

Net revenues (includes $5,252 and $15,804, respectively, of sales to the subsidiaries)	$54,088	$147,272

Cost of sales	43.450	123,424
Selling, general and administrative expense	3,674	10,642
Restructuring costs	—	4,027
Research and technical	561	1,821
Operating income	6,403	7,358
Interest expense	1,703	11,775
Income (loss) before reorganization items, income taxes, and equity in loss of subsidiaries	4,700	(4,417)
Reorganization items	1,712	2,183
Income taxes	—	—
Income (loss) before equity in loss of subsidiaries	2,988	(6,600)
Equity in loss of subsidiaries	902	2,150
Net income (loss)	$2,086	$(8,750)

Note 10.  Acquisition

On November 5, 2004, Haynes Wire Company, a wholly owned subsidiary of the Company,

acquired certain assets (primarily accounts receivable, inventory, and property, plant and equipment) of The Branford Wire and Manufacturing Company, and certain of its affiliates (“Branford”) located in Mountain Home, North Carolina, for cash of $8.3 million. The Company financed $5.6 million of the transaction through a $10.0 million extension of its existing working capital credit facility with its senior lender, and the remainder with cash from operations. Branford is a manufacturer of high-quality stainless steel and nickel alloy wires. This acquisition provides many synergies such as complementary products lines and routes to market. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of Branford are included with those of the Company subsequent to the acquisition. Because the effect of the acquisition is not material to the consolidated results of operations, supplemental pro forma results of operations information have been omitted. Amounts included in the consolidated balance sheet at June 30, 2005 related to the Branford acquisition are based upon a preliminary allocation of the purchase price and subject to change.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.  This discussion contains statements that constitute forward-looking statements within the meaning of the securities laws.  Such statements may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations.  Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors.  This report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Haynes International, Inc. Registration Statement on Form S-1,Registration No. 333-124977,  as amended, filed by the Company with the Securities and Exchange Commission.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties which may affect the accuracy of forward looking statements include the following:

•                  The earnings and gross profit margins of the Company are susceptible to rapid increases in the prices of its raw materials. To the extent that the cost of raw materials, a major cost component of many of the Company’s products, continues to rise rapidly, as it did from fiscal 2003 and into the early part of fiscal 2005, there may be a negative effect on the Company’s earnings and gross profit margins.

•                  The Company’s gross profit margins may also be negatively impacted by increases in the cost of energy, transportation and labor.

•                  The Company depends on the continued growth in demand of the aerospace and chemical processing industries and the continued access of its direct and indirect customers to capital in order to fund their expansion.  A decrease in the growth rates for consumption in these industries or the inability of the Company’s customers in these industries to raise capital could reduce the demand for the Company’s products and adversely impact the Company’s revenues and operating results.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Fresh Start Reporting on Cost of Sales

Upon implementation of the plan of reorganization, fresh start reporting was adopted by the Company in accordance with SOP-90-7. Under fresh start reporting, the reorganization value is allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, Business Combinations (“SFAS No. 141”).

The Company’s operating income has been reduced by the recognition of the fair market value adjustments to the Company’s assets required by the adoption of fresh start reporting. Cost of sales included $29.0 million of these costs for the nine months ended June 30, 2005. In addition, selling, general and administrative expense included $1.1 million of amortization for the nine months ended June 30, 2005, related to stock options granted by the Company upon emergence from bankruptcy.

The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

	Fair Value Adjustment	Recognition Period		Expense Recognized from October 1, 2004 to June 30, 2005(3)
Goodwill	$40,353	N/A	(1)	—
Inventory	30,497	6 months	(2)	$25,414
Machinery and equipment	41,628	14 years		2,230
Buildings	(859)	12 years		(54)
Land	41	N/A		—
Trademarks	3,800	N/A	(1)	—
Patents	8,667	2 to 14 years		1,415
				$29,005

(1)              Under applicable accounting rules, goodwill and trademarks are not amortized but are assessed to determine impairment at least annually.

(2)              Estimated length of time for one complete inventory turn. One month amortization of $5,083 was recognized in September of 2004.

(3)              Non-cash expenses for inventory, machinery and equipment, buildings and patents are reflected in cost of goods sold.

Results of Operations

The following discussion provides a comparison of the results of operations for the successor company and that of the predecessor company. Our results of operations for the three and nine months ended June 30, 2005 are not comparable to the results of operations of the predecessor company for the three and nine months ended June 30, 2004. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. The information in this section should be read in conjunction with the consolidated financial statements and related notes.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Revenues.  Net revenues increased by approximately $18.9 million, or 31.1%, to approximately $79.6 million in the third quarter of fiscal 2005 from approximately $60.7 million in the third quarter of fiscal 2004.  Volume increased by 23.7% to approximately 4.7 million pounds in the third quarter of fiscal 2005 from approximately 3.8 million pounds in the third quarter of fiscal 2004.  The average selling price per pound increased by 6.1% to $16.94 per pound in the third quarter of fiscal 2005 from $15.97 per pound in the third quarter of fiscal 2004. Net revenues and pounds sold for the third quarter of fiscal 2005 include net revenues from the acquisition of certain assets of The Branford Wire and Manufacturing Company (“Branford”) and certain of its subsidiaries, which we refer to as the Branford acquisition, of approximately $5.0 million and volume of approximately 1.3 million pounds sold which equals an average selling price of $3.85 per pound. Excluding the Branford activity, the average selling price per pound increased 37.4% to $21.94 per pound in the third quarter of fiscal 2005 from $15.97 per pound in the third quarter of fiscal 2004. The Company’s consolidated backlog has increased by approximately $24.4 million, or 18.1%, to approximately $159.2 million at June 30, 2005 from approximately $134.8 million at March 31, 2005.  Order entry increased by $28.4 million, or 38.0%, for the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004.

Sales to the aerospace industry increased by 39.9% to approximately $32.6 million in the third quarter of fiscal 2005 from approximately $23.3 million for the same period of fiscal 2004, due to an increase in the average selling price per pound of 29.9% combined with an increase in volume of 7.7%.  The increase in the average selling price per pound is due to a generally improved market pricing structure which continues to reflect higher raw material costs and an improvement in demand.

Sales to the chemical processing industry increased by 13.7% to approximately $17.4 million in the third quarter of fiscal 2005 from approximately $15.3 million for the same period of fiscal 2004, due to an increase of 62.5% in the average selling price per pound, which was partially offset by a 30.0% decrease in volume. The significant increase in the average selling price is due to an improved mix of products for chemical projects. The volume decrease is attributable to the timing of larger project business, some of which will be recognized in future periods.

Sales to the land-based gas turbine industry increased by 22.5% to approximately $14.7 million for the third quarter of fiscal 2005 from approximately $12.0 million for the same period of fiscal 2004, due to an increase in the average selling price per pound of 49.7%, which was partially offset by an 18.2% decrease in volume. The increase in the average selling price is attributable to a change in the product forms demanded and improved market prices as a result of generally higher raw material costs. The decrease in volume was mainly due to global demand adjustments.

Sales to other industries increased by 47.5% to approximately $14.9 million in the third quarter of fiscal 2005 from approximately $10.1 million for the same period of fiscal 2004, due primarily to an increase in volume. The volume increase is due primarily to the Branford acquisition which occurred in November 2004. Sales of approximately $5.0 million and volume of approximately 1.3 million pounds attributable to this acquisition were included in the third quarter of fiscal 2005.

Cost of Sales.  Cost of sales as a percentage of net revenues decreased to 78.7% in the third quarter of fiscal 2005 from 80.9% in the same period of fiscal 2004.  The decreasing percentage of cost of sales can be attributed to a combination of factors, primarily improved product pricing along with an overall improvement in volume, which increased absorption of fixed manufacturing costs, partially offset by generally higher raw material costs.

Selling, General and Administrative Expenses.  Selling and administrative expenses increased by approximately $100,000 to approximately $6.0 million in the third quarter of fiscal 2005 from approximately $5.9 million for the same period of fiscal 2004.  The increase in selling and administrative expenses was due to higher sales commission expense, higher employee costs relating to a management incentive program and a deferred stock compensation plan, and costs associated with the Company’s Sarbanes-Oxley Section 404 readiness project. These costs were partially offset by a gain of $2.1 million on the sale of land and buildings at the Openshaw, England facility.

Research and Technical Expense.  Research and technical expenses remained relatively flat when comparing the third quarter of fiscal 2005 to the same period of fiscal 2004.

Operating Income.  As a result of the above factors, operating income in the third quarter of fiscal 2005 was approximately $10.3 million compared to approximately $5.1 million in the third quarter of fiscal 2004.

Interest Expense.  Interest expense decreased by approximately $200,000 to approximately $1.6 million in the third quarter of fiscal 2005 from approximately $1.8 million for the same period of fiscal 2004. The decrease was due to the effect of the change in the Company’s debt structure as a result of its reorganization. Results for the third quarter of fiscal 2004 included bond discount amortization and debt issuance costs that did not repeat in the same period of fiscal 2005. The reduction in these costs were mostly offset in the third quarter of fiscal 2005 by higher revolving credit borrowings and higher interest rates. Interest expense for the three months ended June 30, 2004 would have been approximately $5.7 million absent the Company and its U.S. operations’ bankruptcy filing.

Reorganization Items.  During the third quarter of fiscal 2004, the Company incurred approximately $1.7 million of professional fees, amendment fees and travel expenses related to the reorganization.  There was no corresponding expense for the third quarter of fiscal 2005.

Income Taxes.  Income taxes changed from a benefit of approximately $400,000 in the third quarter of fiscal 2004 to an expense of approximately $3.1 million in the third quarter of fiscal 2005. The effective tax rate for the three months ended June 30, 2005 was 36.0%. In the third quarter of fiscal 2004, a tax benefit was recorded related to foreign taxes.

Net Income.  As a result of the above factors, net income was approximately $5.6 million for the third quarter of fiscal 2005 compared to net income of approximately $2.1 million for the same period of fiscal 2004.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Net Revenues. Net revenues increased by approximately $66.6 million, or 40.3%, to approximately $231.9 million in the first nine months of fiscal 2005 from approximately $165.3 million in the first nine months of fiscal 2004.  Volume increased by 44.4% to approximately 15.6 million pounds in the first nine months of fiscal 2005 from approximately 10.8 million pounds in the first nine months of fiscal 2004.  The average selling price per pound decreased 2.9% to $14.87 per pound in the first nine months of fiscal 2005 from $15.31 per pound in the first nine months of fiscal 2004. A significant reason for this decrease is the low average selling price of stainless steel products related to the Branford acquisition. Net revenues for the first nine months of fiscal 2005 include net revenues from the Branford acquisition of approximately $11.6 million and approximately 3.5 million pounds sold which equals an average selling price of $3.31 per pound. Excluding the Branford activity, the average selling price per pound increased 18.9% to $18.21 per pound in the first nine months of fiscal 2005 from $15.31 per pound in the first nine months of fiscal 2004. The Company’s consolidated backlog has increased by approximately $65.7 million, or 70.3%, to approximately $159.2 million at June 30, 2005 from approximately $93.5 million at September 30, 2004.  Order entry increased $92.5 million, or 47.2%, for the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004.

Sales to the aerospace industry increased by 29.4% to approximately $88.1 million in the first nine months of fiscal 2005 from approximately $68.1 million for the same period of fiscal 2004, due to an increase in volume of 16.2% combined with an increase in the average selling price per pound of 11.3%. The increase in the average selling price per pound is due to a continued improvement in the market pricing structure, which reflects the higher raw material costs and greater demand.

Sales to the chemical processing industry increased by 21.8% to approximately $52.5 million in the first nine months of fiscal 2005 from approximately $43.1 million for the same period of fiscal 2004.  The improved revenue can be attributed to a 39.9% increase in the average selling price per pound which was partially offset by an 12.9% decrease in volume.  The significant increase in the average selling price is due to the result of generally higher raw material costs and improved mix of products for chemical projects. The decrease in volume is due to the timing of certain domestic maintenance projects.

Sales to the land-based gas turbine industry increased by 74.9% to approximately $49.5 million in the first nine months of fiscal 2005 from approximately $28.3 million for the same period of fiscal 2004.  The increase in revenue can be attributed to a 42.3% increase in volume combined with an increase of 22.9% in the average selling price per pound.  The increase in volume was mainly due to improved global sales of proprietary alloy round products and specialty alloy flat products to domestic fabricators to support the growing demand of the gas turbine manufacturers. The increase in the average selling price is attributed to a change in the product form demand from ingot to sheet and to improved market prices as a result of generally higher raw material costs.

Sales to other industries increased by 62.0% to approximately $41.8 million for the first nine months of fiscal 2005 from approximately $25.8 million for the same period of fiscal 2004 primarily due to an increase in volume. The volume increased due to the Branford acquisition which occurred in November 2004. Sales of approximately $11.6 million and volume of approximately 3.5 million pounds sold relating to this acquisition were included in the first nine months of fiscal 2005.

Cost of Sales.  Cost of sales as a percentage of net revenues increased to 90.5% in the first nine months of fiscal 2005 from 82.7% in the same period a year earlier.  The increasing percentage of cost of sales can be attributed to the $25.4 million of amortization relating to the write up of the inventory required by fresh start accounting, along with generally higher raw material costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased by approximately $5.7 million to approximately $24.1 million for the first nine months of fiscal 2005 from approximately $18.4 million for the same period of fiscal 2004.  The increase in selling and administrative expenses was due to higher commission expense, S-1 preparation fees, Sarbanes-Oxley implementation costs and higher employee costs relating to a management incentive program and a deferred stock compensation plan which was partially offset by a gain of $2.1 million on the sale of land and buildings at the Openshaw, England facility.

Restructuring Costs.  During the first nine months of fiscal 2005, the Company incurred approximately $600,000 of professional fees, in connection with the Company and its U.S. operations’ bankruptcy filing.  During the first nine months of fiscal 2004, restructuring costs were approximately $4.0 million of professional fees, amendment fees and travel expenses.

Research and Technical Expense. Research and technical expenses remained relatively flat when comparing the first nine months of fiscal 2005 to the same period a year earlier.

Operating Income (Loss).   As a result of the above factors, operating loss for the first nine months of fiscal 2005 was approximately $(4.5) million compared to operating income of approximately $4.3 for the first nine months of fiscal 2004.

Interest Expense.  Interest expense decreased by approximately $7.2 million to approximately $4.7 million for the first nine months of fiscal 2005 from approximately $11.9 million for the same period of fiscal 2004.  The decrease was due to the effect of the change in the Company’s debt structure as a result of its reorganization. In the first nine months of fiscal 2004, the interest expense included senior note interest, bond discount amortization, and debt issuance costs which were not repeated in the same period of fiscal 2005. These costs were partially offset by higher revolving credit borrowings and higher interest rates when comparing the first nine months of fiscal 2005 with the same period a year earlier.  Interest expense for the nine months ended June 30, 2004 would have been approximately $15.9 million absent the Company and its U.S. operations’ bankruptcy filing.

Reorganization Items.   During the first nine months of fiscal 2004, the Company incurred approximately $2.2 million of professional fees, amendment fees, travel expenses, write off of bond discount and write off of debt issuance costs, related to the reorganization.  There was no corresponding expense in the first nine months of fiscal 2005.

Income Taxes.  The income tax benefit increased by approximately $2.2 million to approximately $3.2 million for the first nine months of fiscal 2005 from approximately $1.0 million for the first nine months of fiscal 2004. The effective tax rate increased to 35.1% for the first nine months of fiscal 2005 from 10.3% for the same period of fiscal 2004. Upon emergence from bankruptcy, net deferred tax assets were recorded, because future realization is more likely than not.

Net Loss.  As a result of the above factors, net loss was approximately $6.0 million for the first nine months of fiscal 2005 compared to net loss of approximately $8.8 million for the same period a year earlier.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Historically, the Company’s primary sources of capital have been the issuance of debt securities, borrowings under credit facilities, and internally generated cash from operations. At June 30, 2005, the Company had cash and cash equivalents of approximately $4.7 million, compared to cash and cash equivalents of approximately $3.9 million at June 30, 2004.

Capital expenditures were $5.6 million and $3.2 million in the first nine months of fiscal 2005 and 2004, respectively.  In November of 2004, the Branford acquisition was completed for approximately $8.3 million of which approximately $2.6 million was for property, plant and equipment. Management expects to spend a total of $25.0 million on capital expenditures in fiscal 2005, fiscal 2006 and fiscal 2007, as compared to the $5.4 million spent in fiscal 2004. It is believed that these increased expenditures are required in order to maintain the Company’s competitive position within the industry.

Net cash used by operating activities was $7.1 million and $17.5 million in the first nine months of fiscal 2005 and fiscal 2004, respectively.  The cash used in operating activities for the first nine months of fiscal 2005 was primarily the result of increased inventory.  In the first nine months of fiscal 2005, net cash used in operating activities and investing activities were funded by borrowings of $19.5 million and the sale of assets of $2.3 million. In the first nine months of fiscal 2004, net cash used by operating activities and investing activities were funded by borrowings of $18.2 million and the sale of assets of $1.5 million.

Future Sources and Uses of Liquidity; Credit Facilities

The Company’s primary sources of capital for the next twelve months are expected to consist primarily of borrowings under the Loan and Security Agreement with Congress Financial Corporation (Central) (as further described below) and cash generated from operations.  The Congress Loan and Security Agreement provides for revolving loans in a maximum amount of $110.0 million, subject to a borrowing base formula and certain reserves, and is secured by a pledge of substantially all of the assets of the Company. The Congress Loan and Security Agreement also includes a $10.0 million multi-draw equipment acquisition term loan sub-facility.  At June 30, 2005, the Company had access to approximately $13.8 million in working capital financing (subject to a borrowing base and net of certain reserves) and approximately $4.7 million in available cash.

The Company’s primary uses of capital over the next twelve months, other than providing working capital for normal operations, are expected to consist primarily of expenditures related to capital improvements, and principal and interest payments on outstanding indebtedness. Planned fiscal 2005 capital spending is targeted at $12.7 million. The Company spent $5.6 million of this amount in the first nine months of fiscal 2005, leaving approximately $7.1 million in expenditures to be funded for the last three months of the fiscal year. The main projects for fiscal 2005 include an upgrade to the electric arc furnace to facilitate the transition of alloys in melting operations in order to reduce scrap and equipment downtime, upgrades to the Company’s electro slag remelt equipment and rolling mills at its Kokomo facility, an upgrade to the anneal furnace at the

Company’s Arcadia facility, and various environmental compliance projects.  Included in the $12.7 million capital spending plan for fiscal 2005 is $2.6 million related to land, buildings and equipment purchased as a part of the acquisition of The Branford Wire and Manufacturing Company in November 2004.  The Company believes that the amounts available under its credit agreements (whether or not successfully amended), its cash on hand and cash generated from operations will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months, although there can be no assurance that this will be the case.

Borrowings under the Congress Loan and Security Agreement bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of June 30, 2005, the Loan and Security Agreement bore interest at a weighted average interest rate of 5.79%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the Congress Loan and Security Agreement commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of June 30, 2005, the most recent required measurement date under the Loan and Security Agreement, the Company was in compliance with these covenants. The Congress Loan and Security Agreement matures on April 12, 2007.

Haynes U.K. has entered into a Facility Agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007. Haynes U.K. is required to pay interest on loans made under the Facility Agreement in an amount equal to LIBOR (as calculated in accordance with the terms of the Facility Agreement), plus 3% per annum. As of June 30, 2005, the Facility Agreement bore interest at a weighted average interest rate of 6.97%. Availability under the Facility Agreement is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the Facility Agreement. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of June 30, 2005, the most recent measurement date required under the Facility Agreement, the Company was in compliance with these covenants. The Facility Agreement is secured by a pledge of substantially all of the assets of Haynes U.K.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2005:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt obligations (including interest) (2)	$113,443	$6,128	$106,689	$250	$376
Operating lease obligations	7,614	2,745	3,968	901	—
Capital lease obligations	98	98	—	—	—
Raw material contracts	24,335	24,335	—	—	—
Mill supplies contracts	370	370	—	—	—
Capital projects	11,611	11,611	—	—	—
Other post-employment benefits(3)	56,740	4,930	10,383	11,177	30,250
Non-compete obligation(4)	660	110	220	220	110

Total	$214,871	$50,327	$121,260	$12,548	$30,736

(1)              Taxes are not included in the table. Payments for taxes for fiscal 2005 are expected to be approximately $1.3 million.

(2)              Interest is calculated annually using the principal balance and applicable interest rates as of June 30, 2005.

(3)              This represents expected post-employment benefits only. There is currently no funding obligation from the Company to the pension plan and all benefit payments under the pension plan will come from the plan and not the Company. Accordingly, amounts related to the funding of the pension plan are not included in the table.

(4)              Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited $660,000 into an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Company’s acquisition of certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates. This amount is reflected as restricted cash.

The Company also has $776,000 of letters of credit outstanding. The letters of credit are outstanding in connection with equipment lease obligations.

Branford Acquisition

On November 5, 2004, Haynes Wire Company, a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash. As part of this transaction, Haynes Wire entered into a non-compete agreement with the former president and owner of Branford, restricting his ability to compete with the ongoing Haynes Wire operations for a period of seven years from the closing date. Haynes Wire will make total payments of $770,000 under the non-compete agreement, $110,000 of which was paid at closing and the remainder of which is required to be paid in equal annual installments over six years. Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited the remaining $660,000 of installments to be paid pursuant to the non-compete agreement into an escrow account. This amount is classified as restricted cash.

Critical Accounting Policies and Estimates

Overview

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

Our accounting policies are more fully described in the audited consolidated financial statements included in Form S-1, as amended, filed by the Company with the Securities and Exchange Commission (“SEC”).

Fresh Start Reporting

On March 29, 2004, the Company and certain of its U.S. subsidiaries and U.S. affiliates, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As part of the Company’s Chapter 11 proceedings, it filed its plan of reorganization and related disclosure statement on May 25, 2004. The plan of reorganization was amended on June 29, 2004 and became effective on August 31, 2004. As a result of the reorganization, the Company implemented fresh start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, the Company’s consolidated financial statements for periods subsequent to August 31, 2004 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of the Company for periods prior to August 31, 2004.

Under fresh start reporting, the reorganization value is allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Information concerning the determination of the Company’s reorganization value is included in note 1 to the audited consolidated financial statements included in Form S-1, as amended. The reorganization value of $200 million was greater than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the reorganization value was allocated to identifiable assets and liabilities based on their fair values with the excess amount allocated to goodwill. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid. Deferred taxes are recorded for asset and liability basis differences between book and tax value in conformity with existing generally accepted accounting principles.

Revenue Recognition

Revenue is recognized when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point) or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience and we have not had any history of returns that have exceeded our recorded allowances.

Pension and Post-Retirement Benefits

The Company has defined benefit pension and post-retirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plans assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and post-retirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. As a result of the reorganization there were no changes to terms of these benefits. During fiscal 2003, the Company’s gross claims cost actuarial assumptions were changed based on updated census data. This change in estimate reduced fiscal 2003 post-retirement healthcare benefit expenses by approximately $6.2 million.

The following table demonstrates the estimated effect of a 1% change in the following assumptions:

Estimated change in expense

Pension plan expense

1% change in discount rate	$1.5 Million
1% change in the return on assets assumption	$1.0 Million
1% change in the salary scale assumption	$1.6 Million

Post-retirement medical and life insurance expense

1% change in the discount rate	$0.65 Million

The Company believes the expected rate of return on plan assets of 9.0% is a reasonable assumption based on its asset allocation of 60% equity and 40% fixed income. The Company’s assumption for expected weighted average rate of return for equity plan assets and fixed income plan assets are 6.0% and 3.0%, respectively. This position is supported through a review by external consultants of investment criteria, and consideration of historical returns over a several year period.

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value or a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value of the reporting unit’s goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets and goodwill impairment are subject to a high degree of judgment and complexity. The Company will review goodwill for impairment as of August 31, 2005, the first annual impairment testing date. No events or circumstances have occurred that would indicate the carrying value of goodwill may be impaired, since its initial recording on August 31, 2004.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. Realization of the deferred tax asset for net operating losses is dependent on generating sufficient future taxable income in the United States prior to the expiration of the net operating losses and credit carryforwards of approximately $30.3 million, at September 30, 2004 which expire over various periods ranging from 2009 to 2023 and are subject to certain limitations on their use after the reorganization upon emergence from bankruptcy. The limitation on the rate of utilization is not expected to have a significant effect on the Company’s ability to utilize net operating loss deductions in future years. The Company has a history of operating losses in recent years and therefore, no taxable income was available in prior years to carry back the net operating losses. However, these net operating losses were due primarily to the annual interest expense in excess of $16.0 million on the 11 5/8 % senior notes due September 1, 2004, which were cancelled as a part of the Company’s reorganization. In addition to the reorganization of the Company, the results of operations have improved due to improved market conditions as evidenced by its increasing backlog. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the consolidated financial statements.

In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, Accounting for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective for periods ending on or after December 21, 2004. These FSPs had no effect on the consolidated financial statements for the 2004 fiscal year or the nine months ended June 30, 2005 and the Company does not expect these FSPs to impact its future results of operations and financial position.

In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation cost related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). This statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement cost. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3. Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at September 30, 2004 and at June 30, 2005. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $357,000 for the fiscal year ended September 30, 2004 and $593,000 for the nine months ended June 30, 2005. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivable and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At June 30, 2005, the Company had no foreign currency exchange contracts outstanding.

Fluctuations in the price of nickel, our most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid increase in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary.

Item 4.           Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II  OTHER INFORMATION

Item 5.           Exhibits and Reports on Form 8-K

(a)          Exhibits.  See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/ss/ Francis J. Petro
Francis J. Petro
President and Chief Executive Officer

/ss/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer

Date: August 23, 2005

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit
(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	3.02	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(4)	4.01	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.02	Restated Certificate of Incorporation of Haynes International, Inc. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.03	Amended and Restated By-laws of Haynes International, Inc. (Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(31)	31.01	Rule 13a-14(a)/15d-14(a) Certification.
	31.02	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01	Section 1350 Certifications.