Form 10-K
period 2005-09-30
HAYNES INTERNATIONAL INC
filed 2005-12-20
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number  033-32617

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1185400
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $130,957,164.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,000,000 shares of Haynes International, Inc. common stock were outstanding as of December 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference into this Form 10-K

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) trends in the demand for the Company’s products; (iii) trends in the industries that consume the Company’s products; (iv) the Company’s ability to refinance its debt; (v) the ability of the Company to develop new products; and (vi) the ability of the Company to make capital expenditures and finance operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties, some of which are discussed in Exhibit 99 to this Form 10-K, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.   Business

The Business

Haynes International, Inc. (“Haynes” or “the Company”) develops, manufactures and markets technologically advanced, high-performance alloys, which are used primarily in the aerospace, land based gas turbine, and chemical processing industries. The Company’s high performance alloy products are high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloy products primarily in sheet, coil and plate forms, which in the aggregate represented approximately 69% of the Company’s net revenues in fiscal 2005, as well as seamless and welded tubulars, and in bar, billet and wire forms.

High-performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations made primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high-performance alloys is reflected in the Company’s relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. Demanding end-user specifications, a multi-stage manufacturing process and the technical sales, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry in the high-performance alloy industry.

Company History and Reorganization

Haynes began operations in 1912 as the Haynes Stellite Works, which was purchased by Union Carbide and Carbon Corporation in 1920. In 1972, the operations were sold to Cabot Corporation. In 1987, Haynes was incorporated as a stand-alone corporation in Delaware, and in 1989 Haynes was sold by Cabot Corporation to Morgan Lewis Githens & Ahn Inc., a private investment firm. The Blackstone Group, a private investment firm, purchased Haynes from Morgan Lewis Githens & Ahn Inc. in 1997. As a result of concurrent downcycles in its largest markets, rising raw material and energy costs, and its debt service obligations, Haynes encountered liquidity difficulties throughout fiscal 2003 and the first half of fiscal 2004 and could not generate sufficient cash to both satisfy its debt service obligations and fund operations. On March 29, 2004, Haynes and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization was confirmed on August 16, 2004, and became effective when Haynes emerged from bankruptcy on August 31, 2004. In connection with the reorganization, Haynes Holdings, Inc. (the former parent of Haynes) and Haynes International, Inc. were merged and Haynes International, Inc. was the surviving corporation of the merger. Pursuant to the plan of reorganization, all of the shares of the Company’s common stock which were outstanding prior to the merger were cancelled, and 10.0 million new shares of the Company’s common stock were issued to the former holders of the 11 5/8% senior notes due September 1, 2004 and the former holders of the shares of common stock of Haynes Holdings, Inc.

Core Competencies

The Company believes it has attained a reputation for quality and reliability in the high-performance alloy industry. The Company’s core competencies include the following:

Metallurgical expertise and proprietary knowledge.   The Company continues to develop, manufacture and test high-performance nickel- and cobalt-base alloys. Over the last five years, the Company’s technical programs have yielded five new proprietary alloys, four of which are protected by U.S. patents, and one of which has a patent pending.

Technical marketing support.   The Company’s engineering and technology group maintains a high level of manufacturing and customer metallurgical support. Through the combined efforts of this group and the Company’s direct sales organization, the Company works closely with its customers to identify, develop and support diverse applications for its alloys and to anticipate its customers’ future materials requirements.

Flexible manufacturing capabilities.   The Company’s four-high Steckel mill, in conjunction with its sophisticated, multi-stage, melting and refining operation, produces a broad array of sheet, coil and plate products made to exacting specifications. The Company also operates a three-high mill and a two-high mill that enable the Company to produce small batch orders that generally are not practical or economical for competitors to manufacture.

Business Strategy

The Company intends to capitalize on its core competencies to implement its business strategy, which includes the following principal elements:

Expand export sales and foreign service and sales center locations.   The Company believes there are significant opportunities to increase its sales in international markets. In fiscal 2005, approximately 40% of the Company’s net revenues came directly from customers outside the U.S., primarily in European markets where the Company has established sales facilities. Although no specific data is available, a portion of the material that is sold to U.S. distributors and fabricators is resold and shipped overseas. In addition, the Company continues to pursue significant growth opportunities in other regions, particularly Central Europe and Asia, with both a Shanghai, China service center and Chennai, India sales center opened in fiscal 2005.

Expand sales of value added products offered at service and sales centers.   The Company’s service and sales centers stock many of the Company’s products on site to provide timely and efficient customer service. In addition, precision processing, such as shearing, saw cutting, plasma cutting, waterjet cutting and laser cutting are available to provide customizing options and fulfill the specific requirements of individual customers for cut-to-size, unusual shapes and precise dimensions.

Develop new applications for existing alloys.   The Company actively seeks to develop new applications and new market segments for its existing products. The technical marketing staff and the sales force, in coordination with the engineering and technology group, work closely with end-users to identify applications for the Company’s existing products that address its customers’ specialized needs. The Company has identified and is pursuing new applications for its alloys, including applications for the automotive, medical, instrumentation and emerging fuel cell industries. Fuel cell technology, which shows promise for next-generation automotive propulsion or auxiliary power plants, is a developing area which lends itself to the Company’s technological strengths and marketing abilities.  The commercialization of this market may take five to ten years.

Continue customer-driven new product development.   The Company emphasizes customer contact and an awareness of customer needs in its product development process. The Company believes that new opportunities in end-markets are best identified through close contact with customers. This approach allows the Company to focus its engineering and technology development efforts and enables the Company’s products to be readily specified for use in the production of customers’ products.

Increase productivity through strategic equipment investment.   The Company believes that current and future investment in plant and equipment will allow it to increase capacity, reduce unplanned equipment outages, and produce higher quality products at reduced costs. The Company spent $11.6 million in fiscal 2005 on plant and equipment upgrades, which includes Branford’s property, plant and equipment acquired in 2004 (described below in “Branford Wire Acquisition”). The Company anticipates making further significant upgrades, spending a total of an additional $24.0 million over the course of fiscal 2006 and 2007, as compared to $3.6 million which was spent in fiscal 2003 and $5.4 million in fiscal 2004. This increase in investment is necessary due to an under investment in prior years, as well as increases in demand. The principal benefits of these investments are expected to be improved machine reliability, improved product quality, increased processing efficiency, and reduced maintenance costs. The improved reliability will help reduce the risk of unplanned outages, such as those that occurred in the fourth quarter of fiscal 2005. An additional benefit of increased equipment reliability is improved working capital management.

Expand product capability through strategic acquisitions.   The Company will examine opportunities and investments which will enable it to offer customers an enhanced and more complete product line that complements the Company’s core flat products, cold finished flats and hot finished flats. This would include product line enhancement, such as provided by the Company’s acquisition of a wire plant in 2004 (described below in “Branford Wire Acquisition”). The wire acquisition has enabled the Company to provide a broader product line to customers, has expanded the markets which the Company can penetrate, increased production capacity in high performance wire and reduced the Company’s cost structure of wire production. The Company will continue to look for these kinds of opportunities which will enhance the portfolio of products provided to customers such as wire, tubing, fittings and bar.

Branford Wire Acquisition

On November 5, 2004, Haynes Wire Company, a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash (the “Branford Acquisition”). As part of the transaction, Haynes Wire acquired a wire manufacturing plant in Mountain Home, North Carolina, manufacturing equipment, accounts receivable and inventory. Haynes Wire also entered into a non-compete agreement with the former president and owner of Branford, restricting his ability to compete with Haynes Wire’s operations for a period of seven years following the closing date. The non-compete agreement requires Haynes Wire to make total payments of $770,000, with $110,000 paid at closing and the remaining $660,000 paid in equal installments on the next six anniversaries of the closing date.

Management believes this acquisition provides good opportunities for increasing wire sales through improvements in quality and manufacturing processes in the high performance alloy wires produced by the Company, and by offering the expanded wire product line through the Company’s service and sales centers worldwide. The Company’s expertise in producing high quality wire products should enable it to expand its product offerings and increase its participation in the nickel and cobalt based alloy welding market.

Products

The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high-performance alloys. The Company competes exclusively in the high-performance alloy segment, which includes HTA products and CRA products. The Company believes that the high-performance alloy segment represents less than 10% of the total alloy market. In fiscal 2003, 2004 and 2005, HTA products accounted for approximately 75%, 73% and 75%, respectively; of the Company’s net revenues. In fiscal 2003, 2004, and 2005, CRA products accounted for approximately 25%, 27% and 25%, respectively, of the Company’s net revenues. These percentages of the Company’s total product revenue are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

High Temperature Resistant Alloys.   HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace industry, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generators, and power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations. The following table sets forth information with respect to the Company’s significant high temperature resistant alloys, applications and features:

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES HR-160 Alloy (1990)(2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242 Alloy (1990)(2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES HR-120 Alloy (1990)(2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES 230 Alloy (1984)(2)	Aero/LBGT-ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 214 Alloy (1981)(2)	Aero-honeycomb seals	Good combination of oxidation resistance and fabricating among nickel-based alloys
HAYNES 188 Alloy (1968)(2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-base alloys
HAYNES 625 Alloy (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 263 Alloy (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 Alloy (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY X Alloy (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost
HAYNES Ti 3A1-2.5 Alloy (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES 25 Alloy (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800°F

(1)       “Aero” refers to aerospace; “LBGT” refers to land based gas turbines; “CPI” refers to the chemical processing industry.

(2)       Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

Corrosion Resistant Alloys.   CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing industry has represented the largest end-user segment for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this industry continues to represent an area of potential long-term growth. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. The following table sets forth information with respect to certain of the Company’s significant corrosion resistant alloys, applications and features:

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY Alloy C-2000 (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY Alloy B-3 (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY Alloy D-205 (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET Alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY Alloy G-50 (1989)	Oil and gas-sour gas tubulars	Good resistance to down hole corrosive environments
HASTELLOY Alloy C-22 (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY Alloy G-30 (1985)(2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY Alloy B-2 (1974)	CPI-acetic acid	Resistance to hydrochloric acid and other reducing acids
HASTELLOY Alloy C-4 (1973)	CPI-tanks, mixers, piping	Good thermal stability
HASTELLOY Alloy C-276 (1968)	CPI/FGD/oil land gas-tanks, mixers, piping	Broad resistance to many environments

(1)    “CPI” refers to the chemical processing industry; “FGD” refers to the flue gas desulfurization industry

(2)    Represents a patented product or a product with respect to which the Company believes it has limited or no competition.

Patents and Trademarks

Over the last 26 years, the Company’s technical programs have yielded 12 new proprietary alloys and 27 U.S. patents, with one U.S. patent application pending. The Company currently maintains a total of approximately 20 U.S. patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. Seven of the patented alloys considered by management to be of future commercial significance, HAYNES HR-120, HAYNES 242, ULTIMET, HASTELLOY C-2000, HASTELLOY B-3, HASTELLOY G-35 and HASTELLOY C-22HS alloys, are protected by U.S. patents that continue until the years 2008, 2008, 2009, 2018, 2020, 2022 and 2023, respectively. In addition, HAYNES 282 alloy, which management believes has very significant commercial potential, is the subject of a patent application filed in fiscal 2004, which, if granted, will provide protection until 2024. Trademarks on the names of many of the Company’s alloys have also been applied for or granted in certain foreign countries.

Patents or other proprietary rights are an essential element of the Company’s business. The Company’s strategy is to file patent applications in the U.S. and any other country that represents an important potential commercial market to the Company. In addition, the Company seeks to protect its technology which is important to the development of the Company’s business. The Company also relies upon trade secret rights to protect its technologies and its development of new applications and alloys. The Company protects its trade secrets in part through confidentiality and proprietary information agreements with its customers.

End Markets

Aerospace.   The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company’s direct sales force. Demand for the Company’s products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance and replacement.

Chemical Processing.   The chemical processing market represents a large base of customers with diverse CRA applications driven by demand for key end use industries such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing industry since the early 1930s. Demand for the Company’s products in this industry is based on the level of maintenance, repair, and expansion of existing chemical processing facilities as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company’s direct sales efforts in Europe and Asia, is a competitive advantage in marketing its CRA products.

Land Based Gas Turbines.   Demand for the Company’s products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company’s alloys in the land based gas turbine industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Further demand is generated in mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls.

Other Markets.   In addition to the industries described above, the Company also targets a variety of other markets. Other industries to which the Company sells its HTA products and CRA products include FGD, oil and gas, waste incineration, industrial heat treating, automotive and instrumentation. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. The Company also sells its products for use in the oil and gas industry, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company’s products. Finally, the Company also entered the high-quality stainless-steel wire market with the Branford Acquisition.

Sales and Marketing and Distribution

Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the substitution of Company products for other materials in appropriate applications, enabling the Company’s products to be specified for use in the production of customers’ products. Market development professionals are assisted by the engineering and technology staff of the Company in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing, engineering, and customer support provides an advantage over other manufacturers in the high-performance alloy industry. This activity allows the Company to obtain direct insight into customers’ alloy needs and allows the Company to develop proprietary alloys that provide solutions to customers’ problems.

The Company sells its products primarily through its direct sales organization, which operates from fourteen locations in the U.S., Europe and Asia. All of the Company’s service and sales centers are operated either directly by the Company or though its wholly-owned subsidiaries. Approximately 81% of the Company’s net revenues in fiscal 2005 was generated by the Company’s direct sales organization. The remaining 19% of the Company’s fiscal 2005 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years.

Although there is a concentrated effort to expand foreign sales, the effort to grow domestic business also continues. The majority of revenue and profits continue to be provided by sales to U.S. customers and the Company continues to pursue opportunities to expand this market. The Company’s domestic expansion effort includes, but is not limited to, continued expansion of ancillary product forms, such as wire through the Branford Acquisition, the continued development of new alloys, the utilization of external conversion resources to expand and improve the product form quality of mill-produced product, the addition of equipment in U.S. service and sales centers to improve the Company’s ability to provide a product closer to the form required by the customer, and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

The following table sets forth the approximate percentage of the Company’s fiscal 2005 net revenues generated through each of the Company’s distribution channels.

	Domestic	Foreign	Total
Company mill direct/service and sales centers	51%	30%	81%
Independent distributors/sales agents	13%	6%	19%
Total	64%	36%	100%

The Company’s top twenty customers accounted for approximately 34% of the Company’s net revenues in both fiscal 2004 and 2005. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2003, 2004 or 2005.

The Company’s foreign and export sales were approximately $74.5 million, $90.2 million, and $128.5 million for fiscal 2003, 2004 and 2005, respectively. Additional information concerning foreign operations and export sales is set forth in Note 16 to the consolidated financial statements included elsewhere in this Form 10-K.

Manufacturing Process

High-performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower-performance alloys, such as stainless steels. The alloying elements in high-performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high-performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower-performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures products in various forms, including sheet, plate, billet/ingot, tubular, wire and other forms.

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

The argon oxygen decarburization gas controls in the Company’s primary melt facility remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the alloys. The argon oxygen decarburization gas control system also allows for statistical process control monitoring in real time to improve product quality.

The Company has a four-high Steckel mill for use in hot rolling material. The four-high mill was installed in 1982 at a cost of approximately $60.0 million and is one of only two such mills in the high-performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of alloy shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

The Company believes that current and future investment in plant and equipment will allow it to increase capacity, reduce unplanned equipment outages, and produce higher quality products at reduced costs. The Company spent $11.6 million in fiscal 2005 on plant and equipment upgrades, which includes Branford’s property, plant and equipment acquired in 2004. The Company anticipates making further significant upgrades, spending a total of an additional $24.0 million over the course of fiscal 2006 and 2007, as compared to $3.6 million which was spent in fiscal 2003 and $5.4 million in fiscal 2004. This increase in investment is a result of under investment in prior years and current increase in volume. The principal benefits of these investments are expected to be improved machine reliability, improved product quality, increased processing efficiency, and reduced maintenance costs. The improved reliability will help reduce the risk of unplanned outages similar to what occurred in the fourth quarter of fiscal year 2005. Planned outages are scheduled for fiscal 2006 to complete these upgrades.

Backlog

As of September 30, 2005, the Company’s backlog orders in the aggregate were approximately $188.4 million, compared to approximately $93.5 million as of September 30, 2004, and approximately $50.6 million as of September 30, 2003. The backlog as of September 30, 2005 increased by $94.9 million, or 101.5%, as compared to the same date in the prior year. Order entry increased by $128.8 million, or 46.8% as of September 30, 2005, as compared to the same date in the prior year. Substantially all orders in the backlog at September 30, 2005 are expected to be shipped within the twelve months beginning October 1, 2005. Due to the cyclical nature of order entry experienced by the Company, it is possible that order entry may not continue at historical or current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years. The backlog for years prior to fiscal 2005 has been adjusted to reflect the consolidated backlog inclusive of the service and sales centers.

Consolidated Backlog at Fiscal Quarter End

	2002	2003	2004	2005
	(in millions)
1st quarter	$88.0	$49.0	$54.7	$110.9
2nd quarter	$77.2	$53.6	$69.6	$134.8
3rd quarter	$63.9	$54.5	$82.6	$159.2
4th quarter	$52.5	$50.6	$93.5	$188.4

Raw Materials

Raw material costs account for approximately 50% of the total cost of sales. Nickel, a major component of many of the Company’s products, accounts for approximately 50% of our raw material costs, or approximately 25% of our total cost of sales. Each pound of alloy contains, on average, 48% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The following table sets forth the average price per pound for nickel for 30-day cash buyers, as reported by the London Metals Exchange for the fiscal years indicated.

	Year Ended September 30,
	2001	2002	2003	2004	2005
Average nickel price	$2.96	$3.12	$3.76	$6.02	$6.45

Since most of the Company’s products are produced pursuant to specific orders, the Company purchases materials against known production schedules. The materials are purchased from several different suppliers through consignment arrangements, annual contracts and spot purchases and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials thereby reducing the risk associated with changes in the cost of raw materials. However to the extent that the price of nickel rises rapidly, there may be a negative effect on our gross profit margins.

Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the LIFO method to the FIFO method. Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory, (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. Although management believes that FIFO is preferable to LIFO for the reasons stated, the use of FIFO during a period of rapidly rising or falling commodity prices can result in an imprecise matching of revenues and expenses in the short-term.

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has seven fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab, and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2005, the technology, engineering and technological testing staff consisted of 27 persons, 13 of whom have engineering or science degrees, including five with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

Research and technical support costs primarily relate to efforts to develop new proprietary alloys and in the development of new applications for already existing alloys. The Company spent approximately $2.7 million, $2.5 million and $2.6 million for research and technical support activities for fiscal 2003, 2004 and 2005, respectively.

During fiscal 2005, research and development projects were focused on new alloy development, new product form development, and new alloy concept validation, all relating to products for the aerospace, land based gas turbine, chemical processing, and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as solid oxide fuel cells, biotechnology, chemical processing and power generation.

Competition

The high-performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company’s primary competitors include Special Metals Corporation which is now a part of Precision  Cast Parts, Allegheny Technologies, Inc., and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company’s products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia, with respect to the manufacture of high-performance alloys. Additionally, in recent years the Company has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar strengthens, we may face increased competition from foreign competitors.

Employees

As of September 30, 2005 we employed approximately 1,060 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 511 in the aggregate) are covered by a collective bargaining agreement. As part of negotiations with the United Steelworkers of America related to our emergence from bankruptcy, the collective bargaining agreement has been extended until June 2007. None of the employees of the Company’s Arcadia, Louisiana, Mountain Home, North Carolina or European operations are represented by a labor union. Management considers its employee relations in each of the facilities to be satisfactory.

Environmental Matters

The Company’s facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with additional regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance (including air pollution control improvements, as discussed below) were approximately $1.6 million for fiscal 2005 and are expected to be approximately $1.8 million for fiscal 2006. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $542,000 were made for pollution control improvements during fiscal 2005, with additional expenditures of $333,000 planned for 2006.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the U.S. Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Construction was completed in May 1994 and closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure care is ongoing there. The Company has an application pending for approval of closure and post-closure care for another area at its Kokomo facility and in the lagoon at its Mountain Home, North Carolina facility. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas. The Company is aware of elevated levels of certain contaminants in the groundwater. If it is determined that the disposal areas or other solid waste management units at the Kokomo facility have impacted the groundwater underlying the Kokomo facility, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company’s financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities.

As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and EPA of the Company’s capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana law. Additionally, the Company is also required to provide assurances to the North Carolina Department of Environment and Natural Resources and the EPA of the Company’s ability to satisfy closure and post-closure monitoring requirements, including possible future corrective actions, due to a closed lagoon at the plant that the Company acquired from The Branford Wire and Manufacturing Company in North Carolina. These assurances are provided through letters of credit.

The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. The Company’s operations generate hazardous substances, and, while a large percentage of these substances are reclaimed or recycled, the Company also accumulates hazardous substances at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties. The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a potentially responsible party at sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company’s financial condition, results of operations of liquidity.

Item 2.                        Properties

The owned and leased facilities of the Company and its subsidiaries, and the products and services provided at each facility, are as follows:

Owned Facilities

Arcadia, Louisiana—manufactures and sells welded and seamless tubular goods

Kokomo,  Indiana—manufactures and sells all product forms, other than tubular goods

Openshaw, England(1)—stocks and sells all product forms

Mountain Home, North Carolina—manufactures and sells stainless and nickel alloy wire

Zurich, Switzerland(1)—stocks and sells all product forms

Leased Facilities

La Mirada, California—stocks and sells all product forms(1)

Houston,   Texas—stocks and sells all product forms(1)

Lebanon, Indiana—stocks and sells all product forms(1)

Milan, Italy—stocks and sells all product forms(1)

Paris, France—stocks and sells all product forms(1)

Shanghai, China—stocks and sells all product forms(1)

Windsor,   Connecticut—stocks and sells all product forms(1)

Singapore—sells all product forms(2)

Chennai,     India—sells all product forms(2)

(1)                 Service and sales centers

(2)                 Sales centers

The Kokomo plant, the primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the four-high breakdown mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular goods are produced in Kokomo.

The Arcadia plant is located on approximately 42 acres of land, and includes 135,000 square feet of buildings on a single site. Arcadia uses feedstock produced in Kokomo to fabricate welded and seamless superalloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing.

Manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces and pickling facilities.

The Mountain Home plant is located on approximately 29 acres of land, and includes approximately 100,000 square feet of building space. The Mountain Home facility is primarily used to manufacture finished specialty stainless, nickel and a limited amount of cobalt alloy wire products. A limited amount of warehousing is also done at this facility.

The owned facilities located in the U.S. are subject to a mortgage which secures the Company’s obligations under the Company’s Loan and Security Agreement with Congress Financial Corporation (Central). See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the consolidated financial statements included elsewhere in this Form 10-K for more information regarding the Company’s credit facility with Congress.

The Openshaw plant, located near Manchester, England, consisted of approximately 7 acres of land and over 200,000 square feet of buildings on a single site. The Company has closed the manufacturing portion of the Openshaw plant and is sourcing the required bar product for customers from external vendors. This closure did not have a material effect on the overall revenue of the U.K. operation, the overall operation of the Company, or the Company’s financial position. In April 2005, the Company sold eight acres of the Openshaw site for a gain of $2.1 million. It is anticipated that the Company will continue to own and operate the balance of the land and the buildings.

All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The service centers contain equipment capable of precision processing to cut and shape products to customers’ precise specifications.

Item 3.                        Legal Proceedings

The Company is regularly involved in routine litigation, both as a plaintiff and as a defendant, relating to its business and operations, and in federal and/or state EEOC administrative actions. In addition, the Company is subject to extensive federal, state and local laws and regulations. While the Company’s policies and practices are designed to ensure compliance with all laws and regulations, future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters.

The Company is a defendant in 21 lawsuits alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits are currently ongoing in the state courts of California, and were instituted against the Company starting in fiscal year 2005. The claims for damages in these cases, alone or in the aggregate, do not exceed 1% of the Company’s current assets of September 30, 2005. Additionally, the Company believes that it has insurance coverage for these cases.

The Company further believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. The

Company intends to pursue the dismissal of any lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages cannot be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial condition unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

The Company is also routinely involved in litigation and/or administrative actions relating to environmental matters. Please see “Our Business—Environmental Matters” in Item 1 for further information.

Although the level of future expenditures for legal matters cannot be determined with any degree of certainty, based on the facts presently known, management does not believe that such expenditures will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following the Company’s emergence from bankruptcy in August 2004, trading in the Company’s common stock has occurred from time to time on an unsolicited basis on the pink sheets under the trading symbol “HYNI.PK”. The following table sets forth the range of high and low closing bid prices by fiscal quarter for the common stock as reported through Pink Sheets LLC. Prior to the Company’s emergence from bankruptcy, the Company’s common stock was held by its parent company and was not traded. For that reason, prices cannot be provided for any time prior to August 31, 2004. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal quarter ended:	High	Low
September 30, 2005	$25.05	$18.00
June 30, 2005	$19.50	$16.50
March 31, 2005	$20.50	$15.00
December 31, 2004	$14.50	$9.90

As of November 29, 2005, there were approximately 27 record holders of the Company’s common stock.

In the past three fiscal years, the Company has not declared cash dividends on shares of its common stock. The terms of the Company’s debt agreements limit its ability to pay cash dividends, and the Company does not anticipate paying cash dividends or making any other distributions on shares of the Company’s common stock in the foreseeable future. Instead, the Company intends to retain any earnings for use in the operation and expansion of its business.

The Company did not issue any unregistered securities or repurchase any of its equity securities during fiscal 2005.

The following table provides information as of September 30, 2005 regarding shares of the Company’s common stock issuable pursuant to its stock option plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)(2)	900,000	$13.21	100,000

(1)      For a description of the Company’s equity compensation plans, see Note 14 to the Consolidated Financial Statements in Item 8 and “Executive Compensation—Stock-Based Plans” in Item 11.

(2)      These stock options were issued pursuant to the Haynes International, Inc. Stock Option Plan, as amended, which was approved by the bankruptcy court in connection with the Company’s emergence from bankruptcy on August 31, 2004.

Item 6.   Selected Consolidated Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

On March 29, 2004, the Company and its U.S. subsidiaries and U.S. affiliates on that date filed for bankruptcy protection. A plan of reorganization was filed on May 25, 2004, amended on June 29, 2004, confirmed by order of the bankruptcy court on August 16, 2004, and became effective on August 31, 2004. The historical consolidated financial statements of predecessor Haynes International, Inc. included elsewhere in this Form 10-K have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 29, 2004, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As of August 31, 2004, the effective date of the plan of reorganization, successor Haynes International, Inc. began operating its business under a new capital structure and adopted fresh start reporting for its consolidated financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical consolidated financial information for predecessor Haynes International, Inc. is not comparable to financial information of successor Haynes International, Inc. for periods after August 31, 2004.

Set forth below are selected financial data of predecessor Haynes International, Inc. and successor Haynes International, Inc. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical consolidated financial data as of September 30, 2004 and 2005 and for the period September 1, 2004 through September 30, 2004, and for the year ended September 30, 2005 are derived from the consolidated financial statements of successor Haynes International, Inc. The selected historical consolidated financial data for the period October 1, 2003 through August 31, 2004, and as of and for the years ended September 30, 2003, 2002 and 2001 are derived from the consolidated financial statements of predecessor Haynes International, Inc.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Predecessor					Successor
	Year Ended September 30,				Eleven Months Ended August 31,	One Month Ended September 30,		Year Ended September 30,
	2001(1)	2002(1)	2003(1)		2004	2004(2)		2005(2)
Statement of Operations Data:
Net revenues	$251,714	$225,942	$178,129		$209,103	$24,391		$324,989
Cost of sales	197,690	175,572	150,478		171,652	26,136	(3)	288,669	(3)
Selling, general and administrative expense	27,254	24,628	24,411	(4)	24,038	2,658	(5)	32,963	(5)
Research and technical expense	3,710	3,697	2,747		2,286	226		2,621
Restructuring and other charges(6)	—	—	—		4,027	429		628
Operating income (loss)	23,060	22,045	493		7,100	(5,058)		108
Interest expense, net	23,066	20,441	19,661		13,929	348		6,353
Reorganization items(7)	—	—	—		(177,653)	—		—
Net income (loss)	2	927	(72,255	)(8)	170,734	(3,646)		(4,134)
Net income (loss) per share:
Basic and diluted	$20	$9,270	$(722,550)		$1,707,340	$(0.36)		$(0.41)
Weighted average shares outstanding:
Basic and diluted	100	100	100		100	10,000,000		10,000,000

	Predecessor			Successor
	September 30,			September 30,
	2001(1)	2002(1)	2003(1)	2004(2)	2005(2)
Balance Sheet Data:
Working capital (deficit)	$39,749	$49,424	$(99,901)	$61,826	$59,494
Property, plant and equipment, net	41,557	42,721	40,229	80,035	85,125
Total assets	237,865	230,513	180,115	360,758	387,122
Total debt	206,262	189,685	201,007	85,993	106,383
Accrued pension and post-retirement benefits	102,209	121,717	127,767	120,019	122,976
Stockholders’ equity (deficiency)	(101,906)	(101,973)	(172,858)	115,576	111,869

	2001	2002	2003	2004	2005
Consolidated Backlog at Fiscal Quarter End:
1st quarter	$82.0	$88.0	$49.0	$54.7	$110.9
2nd quarter	83.5	77.2	53.6	69.6	134.8
3rd quarter	92.3	63.9	54.5	82.6	159.2
4th quarter	101.6	52.5	50.6	93.5	188.4

	Year Ended September 30,
	2001	2002	2003	2004	2005
Average nickel price per pound(9)	$2.96	$3.12	$3.76	$6.02	$6.45

(1)                 Restated. Effective October 1, 2003, the Company changed its inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. In accordance with generally accepted accounting principles, the change has been applied by restating the 2001-2003 consolidated financial data. Please see Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K for more information regarding this change in accounting method.

(2)                 As of August 31, 2004, the effective date of the plan of reorganization, the Company adopted fresh start reporting for its consolidated financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical financial information for periods after August 31, 2004 is not comparable to periods before September 1, 2004.

(3)                 As part of fresh start reporting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the one month ended September 30, 2004 and the year ended September 30, 2005 include non-cash charges of $5,083 and $25,414, respectively, for this fair value adjustment. Also, as part of fresh start reporting, machinery and equipment, buildings, and patents were increased by $49,436 to reflect fair value at August 31, 2004. These values will be recognized in costs of sales over periods ranging from 2 to 14 years. Cost of sales for the one month ended September 30, 2004 and the year ended September 30, 2005 include $403 and $4,788, respectively, for this fair value adjustment.

(4)                 In fiscal 2003, $676 of terminated acquisition costs were accounted for as selling, general and administrative expense related to a  failed attempt to acquire Special Metals Corporation (Inco Alloys International).

(5)                 Selling, general and administrative expense included $123 and $1,302 of stock compensation expense for the one month ended September 2004 and the year ended September 30, 2005, respectively, related to stock options granted by the Company upon emergence from bankruptcy. Also included in selling, general and administration expense in fiscal 2005 are non-recurring costs of $1,200 related to the process of preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and $1,400 related to filing a registration statement on Form S-1.

(6)                 Consists primarily of professional fees and credit facility fees related to the restructuring and refinancing activities.

(7)                 During fiscal 2004, the Company recognized approximately $177,653 in reorganization items of which approximately $7,298 were expenses relating to professional fees, amendment fees, travel expenses, directors’ fees, write offs of bond discount and debt issuance costs, and other expenses, and approximately $184,951 was income relating to the gain on cancellation of 11 5/8% senior notes due September 1, 2004 and fresh start reporting adjustments as a result of the reorganization. Please see Note 8 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

(8)                 Reflects a valuation allowance of approximately $60,307 at September 30, 2003 on the Company’s U.S. net deferred tax assets as a result of the Company’s determination that, as of that date, it was more likely than not that certain future tax benefits would not be realized. Please see Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

(9)                 Average price for a 30 day cash buyer as reported by the London Metals Exchange.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to page 1 of this Form 10-K  for a cautionary statement regarding forward-looking information.

Reorganization and Presentation of Financial Results

On March 29, 2004, the Company and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from Chapter 11 bankruptcy on August 31, 2004 pursuant to a plan of reorganization. Among other things, the plan of reorganization provided that all of the shares of the Company’s common stock, which had been held by Haynes Holdings, Inc., were cancelled and 10.0 million new shares of the Company’s common stock, par value $0.001 per share, were issued in connection with the Company’s emergence from bankruptcy.

The Company’s historical results for the period from October 1, 2003 through August 31, 2004 (the “predecessor Company”) are being presented in this Item 7 along with the Company’s financial results from September 1, 2004 through September 30, 2004, and for the fourth quarter and full year of fiscal 2005 (the “successor Company”). As of August 31, 2004, the effective date of the plan of reorganization, the successor Company began operating under a new capital structure and adopted fresh start reporting for its financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the predecessor Company’s historical financial information is not comparable to the successor Company’s financial information for periods after August 31, 2004.

The Company is providing the following supplemental comparative financial information on a pro forma and combined basis for the predecessor Company and the successor Company for the fourth quarter and full year of fiscal 2004. This pro forma and combined financial information is presented on a consolidated basis as if the plan of reorganization were effective at the beginning of fiscal 2004. The usefulness of this information may be limited due to the aforementioned factors, including the application of fresh start reporting. Unless otherwise indicated, references in this Item 7 to results for the fourth quarter and full year of fiscal 2004 reflect pro forma or combined results of the predecessor and successor Company and are unaudited.

The following unaudited pro forma consolidated statement of operations for the year ended September 30, 2004, is derived from the application of pro forma adjustments to the historical statement of operations of the predecessor Company for the period October 1, 2003 to August 31, 2004 as if the effective date of the plan of reorganization were October 1, 2003. The pro forma combined statement of operations for the year ended September 30, 2004 includes the historical results of operations of the successor Company for the period September 1, 2004 to September 30, 2004 combined with the pro forma results of operations of the predecessor Company for the period October 1, 2003 to August 31, 2004. The pro forma statement of operations should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K.

The pro forma adjustments are described in the notes to the pro forma statement of operations and are based on available information and assumptions that management believes are reasonable. The pro forma statement of operations is not necessarily indicative of the future results of operations of the successor Company or results of operations of the successor Company that would have actually occurred had the plan of reorganization been consummated as of October 1, 2003.

Pro Forma Financial Information

	Predecessor	Successor			Successor
(in thousands, except share and per share data)	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Pro Forma Adjustments(1)		Pro Forma Combined Year Ended September 30, 2004
Net revenues	$209,103	$24,391	—		$233,494
Cost of sales	171,652	26,136	$4,433	(2)	202,221
Selling, general and administrative expense	24,038	2,658	1,356	(3)	28,052
Research and technical expense	2,286	226	—		2,512
Restructuring and other charges	4,027	429	—		4,456
Operating income (loss)	7,100	(5,058)	(5,789)		(3,747)
Interest expense	13,964	354	(9,363	)(4)	4,955
Interest income	(35)	(6)	—		(41)
Income (loss) before reorganization items and income taxes	(6,829)	(5,406)	3,574		(8,661)
Reorganization items	177,653	—	(177,653	)(5)	—
Income (loss) before income taxes	170,824	(5,406)	(174,079)		(8,661)
Provision for (benefit from) income taxes	90	(1,760)	(1,621	)(6)	(3,291)
Net income (loss)	$170,734	$(3,646)	$(172,458)		$(5,370)
Net income (loss) per share:
Basic	$1,707,340	$(0.36)			$(0.54)
Diluted	$1,707,340	$(0.36)			$(0.54)
Weighted average shares outstanding:
Basic	100	10,000,000			10,000,000
Diluted	100	10,000,000			10,000,000

(1)                 The pro forma adjustments do not include the non-recurring charge to expense of the flow through fair value adjustment to inventory of $25,415. The effect of this adjustment flowed through cost of sales as additional expense as inventory was sold during the first five months of fiscal 2005.

(2)                 To reflect the net change in historical cost of sales of the predecessor company resulting from the application of fresh start reporting. The change is due to an increase in historical depreciation expense of $239 per month for a period of eleven months and the addition of patent amortization expense of $164 per month for a period of eleven months. Each of these adjustments was calculated using the new basis of accounting resulting from the adoption of fresh start reporting.

(3)                 To reflect compensation expense for the stock options granted by the successor company of approximately $123 per month for a period of eleven months.

(4)                 To eliminate interest expense on the $140,000 11 5/8% senior notes due September 1, 2004 of $9,363.

(5)                 To eliminate reorganization items.

(6)                 To reflect the net change between the historical income tax benefit and the expected income tax benefit on the pro forma operations in order to achieve our expected effective tax rate of 38%.

Overview of Business

The global alloy market consists of four primary segments: stainless steel, super stainless steel, nickel and high-performance. The Company competes exclusively in the high-performance alloy segment, which includes high temperature resistant alloy, or HTA, and corrosion resistant alloy, or CRA, products. HTA and CRA products accounted for 73% and 27%, respectively, of the Company’s net revenues in fiscal 2004, and 75% and 25%, respectively, of the Company’s net revenues in fiscal 2005. Based on available industry data, the Company believes that it is one of three principal producers of high-performance alloys in flat product form, which includes sheet, coil and plate forms. The Company also produces its alloys in round and tubular forms. Flat products accounted for 73% of shipment pounds and 68% of net revenues in fiscal 2004, and 72% of shipment pounds and 69% of net revenues in fiscal 2005, respectively. On a historical basis, flat products have accounted for approximately 75% of the Company’s net revenues, and it is anticipated that flat products will continue to account for approximately three quarters of the Company’s net revenues on a prospective basis.

The Company sells its products primarily through its direct sales organization, which includes nine service and sales centers in the U.S., Europe and Asia. During fiscal 2005, the Company opened a service and sales center in China and a sales office in India. All of the Company’s service and sales centers are operated by the Company. The Company’s direct sales organization generated approximately 77% and 81% of the Company’s net revenues in fiscal 2004 and fiscal 2005, respectively. The remaining 23% and 19% of the Company’s net revenues in fiscal 2004 and fiscal 2005, respectively, were generated by a network of independent distributors and sales agents who supplement the Company’s direct sales efforts in all markets, some of whom have been associated with the Company for over 30 years. On a prospective basis, the Company expects its direct sales force to continue to generate approximately 80% of its of total sales. This percentage may increase, however, as the Company opens new service and sales centers and makes acquisitions of companies that sell directly, such as Branford.

Sales to customers outside the U.S. represented approximately 40% of the Company’s net revenues in both fiscal 2004 and fiscal 2005. It is anticipated that sales to customers outside of the U.S. will continue to grow with the addition of foreign service and sales centers.

The high-performance alloy industry is characterized by high capital investment and high fixed costs, and profitability is, therefore, very sensitive to changes in volume and even small changes in volume can result in significant variations in earnings. The cost of raw materials is the primary variable cost in the high-performance alloy manufacturing process and represents approximately 50% of the total manufacturing costs. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element.

Lead times from order to shipment can be a competitive factor, as well as an indication of the strength of the demand for high temperature resistant alloys. The Company’s current average lead times from order to shipment for mill-produced products, depending on product form, are approximately 10 to 30 weeks. An order from a service and sales center can be filled in less than one week, depending upon the availability of materials in stock.

On November 21, 2005, the Company announced that its Board of Directors has appointed a Special Committee of independent directors to explore strategic alternatives, including a potential sale of the Company to a third party or merger that could result in a change of control of the Company, and that Houlihan Lokey Howard & Zukin has been retained to serve as the financial advisor to assist the Special Committee in identifying and exploring strategic alternatives. There can be no assurance that the Company will enter into or consummate any transaction; or as to the terms or timing thereof.

Overview of Markets

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	2001		2002		2003		2004(1)		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues
(dollars in millions)
Aerospace	$103.4	41.1%	$92.8	41.1%	$80.3	45.1%	$98.1	42.0%	$126.1		38.8%
Chemical processing	67.8	26.9	45.8	20.3	44.6	25.0	61.4	26.3	76.2		23.5
Land based gas turbines	47.4	18.8	52.6	23.3	26.7	15.0	41.1	17.6	67.1		20.6
Other markets	32.3	12.9	32.1	14.1	25.5	14.3	31.1	13.3	53.2		16.4
Total product	250.9	99.7	223.3	98.8	177.1	99.4	231.7	99.2	322.6		99.3
Other revenue(2)	.8	.3	2.6	1.2	1.0	0.6	1.8	0.8	2.4		0.7
Net revenues	$251.7	100.0%	$225.9	100.0%	$178.1	100.0%	$233.5	100.0%	$325.0		100.0%
U.S.	$161.2	64.0%	$142.4	63.0%	$103.6	58.2%	$143.6	61.5%	$196.5		60.5%
Foreign	$90.5	36.0%	$83.5	37.0%	$74.5	41.8%	$89.9	38.5%	$128.5		39.5%
Shipments by Market (millions of pounds)
Aerospace	7.6	38.2%	5.4	32.9%	4.7	37.6%	5.5	36.7%	6.1		29.2%
Chemical processing	5.6	28.1	3.8	23.2	3.9	31.2	4.2	28.0	3.8		18.2
Land based gas turbines	4.6	23.1	5.0	30.5	2.3	18.4	3.5	23.3	4.7		22.5
Other markets	2.2	10.6	2.2	13.4	1.6	12.8	1.8	12.0	6.3		30.1
Total Shipments	20.0	100.0%	16.4	100.0%	12.5	100.0%	15.0	100.0%	20.9		100.0%
Average Selling Price Per Pound
Aerospace	$13.61		$17.19		$17.09		$17.84		$20.63
Chemical processing	12.11		12.05		11.44		14.62		19.84
Land based gas turbines	10.30		10.52		11.61		11.74		14.25
Other markets	14.68		14.59		15.94		17.28		8.50	(3)
All markets	12.55		13.62		14.17		15.45		15.42

(1)                 This information was derived from and should be read in conjunction with the ‘Pro Forma Financial Information” and footnotes therto included this Item 7 of this Form 10-K

(2)                 Other revenue consists of toll conversion and royalty income.

(3)                 During fiscal 2005, the “Other Markets” category includes $15.8 million in revenue and 4.8 million pounds of stainless wire as a result of the Branford Wire acquisition in November 2004.

Aerospace.   Demand for the Company’s products in the aerospace industry is largely driven by orders for new jet engines, as well as requirements for spare parts and replacement parts for jet engines. The Company experienced strong growth in the late 1990’s through fiscal 2001 due to the aerospace demand cycle. As a result of increased new aircraft production during this cycle and maintenance requirements, the Company’s net revenues from sales to the aerospace supply chain peaked in fiscal 2001. The Company’s sales to the aerospace market declined throughout fiscal 2002 and fiscal 2003, but started to improve with the turn-around of the aerospace cycle in late fiscal 2003. Excluding any catastrophic economic or political events, based on forecasted engine and airframe build schedules, aerospace market should continue to improve through fiscal 2007 and possibly 2008.

Net revenues to the aerospace market in fiscal 2005 increased by 28.5% from fiscal 2004 as commercial aircraft production by the major manufacturers continued to increase from the prior year, resulting in improvements in aircraft orders and aircraft maintenance requirements, which are expected to continue for the next three years. Aerospace sales have increased due primarily to a 10.9% increase in the number of pounds shipped and a 15.6% increase in the average selling price per pound, which reflects generally improved market pricing as a result of higher raw material costs, changes in product mix and improving market conditions.

Chemical Processing.   Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company’s products is driven by maintenance requirements of chemical processing facilities and the expansion of existing chemical processing facilities or the construction of new facilities in niche markets within the overall industry. In fiscal 2005, sales of the Company’s products to the chemical processing industry increased by 24.1% from those in fiscal 2004. Revenues from the chemical processing industry in fiscal 2003 represented the Company’s lowest levels in the previous five fiscal years. Net revenues from this market increased due primarily to a 35.7% increase in average selling price per pound, which reflects generally improved market pricing as a result of higher raw material costs and improved product mix, partially offset by a 9.5% decline in the number of pounds shipped. The decline in volume reflects an emphasis by the Company on more specialty higher margin product versus large project lower margin commodity grades.

The Company believes that the basic elements that drive the use of the Company’s products in the chemical processing industry are still present, but the focus for new plant construction will be in Asia, while maintenance and debottlenecking projects to avoid capital expansion will be the trend in Europe and North America. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher chemical throughput, should support future demand for more sophisticated alloys, such as the Company’s CRA products. The Company’s key proprietary CRA products, including HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA products, and HASTELLOY C-22, are expected to contribute to the Company’s improving activity in this market, although this may not be the case.

Land Based Gas Turbines.   The Company has leveraged its metallurgical expertise to develop land based gas turbine applications for alloys it had historically sold to the aerospace industry. Land based gas turbines are favored in electric generating facilities due to low capital cost at installation, low cycle installation time, flexibility in use of alternative fuels, and fewer SO2 emissions than traditional fossil fuel-fired facilities. In addition to power generation, land based gas turbines are required as mechanical drivers primarily for production and transportation of oil and gas, as well as emerging applications in commercial marine propulsion and micro turbines for standby or emergency power systems. The Company believes these factors have historically been primarily responsible for creating demand for its products in the land based gas turbine industry.

Prior to the enactment of the Clean Air Act, land based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990’s when Phase I of the Clean Air Act was being implemented, selection of land based gas turbines to satisfy electric utilities demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air

Act and certain advantages of land based gas turbines relative to coal-fired generating plants will further contribute to demand for its products over the next three to five years.

In fiscal 2005, shipments of the Company’s products to the land based gas turbine industry increased from those in fiscal 2004 due to a significant increase in maintenance and repair for gas turbines from the power generation industry. The significant improvement in fiscal 2004 and fiscal 2005 as compared to fiscal 2003 is reflective of a decline in the land based gas turbine industry in fiscal 2003, which was the result of both the economic slowdown and the energy crisis precipitated by the Enron bankruptcy. During fiscal 2002, land based gas turbine projects which were in progress were completed; however, projects not yet started were put on hold and new projects were not initiated. During fiscal 2003, projects put on hold were restarted and new projects were initiated, which contributed to the significantly improved performance in this industry in fiscal 2004 as compared to fiscal 2003. Revenue growth has continued during fiscal 2005 for the land based gas turbine market as compared to fiscal 2004. Revenue has increased 63.3% in fiscal 2005 as compared to fiscal 2004, due to a 34.3% increase in the number of pounds shipped and a 21.4% increase in average selling price per pound which reflects generally improved market pricing as a result of higher raw material costs, market demand, and increasing levels of maintenance business.

Other Markets.   In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2005 include flue gas desulfurization, or FGD, oil and gas, waste incineration, industrial heat-treating, automotive, and medical and instrumentation. The Clean Air Act and comparable legislation in Europe and Asia, which create regulatory imperatives requiring the reduction of sulfur emissions, are the primary factor in determining the demand for high-performance alloys in the FGD industry. The Company’s participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. The automotive and industrial heat-treating markets are highly cyclical and very competitive. Opportunities continue to exist, however, in the automotive market due to new safety-related technology, higher operating temperatures, engine control systems, and emission control systems. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company’s products.

Waste incineration presents opportunities for the use of the Company’s alloys to reduce the use of landfill space and to respond to government concerns over land disposal of waste, pollution, chemical weapon stockpiles, and chemical and nuclear waste handling. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications of the Company’s products.

In connection with the Branford Acquisition in the first quarter of fiscal 2005, Haynes acquired a facility that manufactures both stainless wire and high performance wire. The Company will continue to produce stainless wire at the Branford facility. The high performance alloy wire produced is reflected within the appropriate category where such wire is sold; for example,  high performance alloy wire produced for use in the chemical processing market is reflected in that category. The stainless wire is reflected in the “Other Markets” category and increased revenue within that category while reducing the average selling price per pound on a comparative basis.

In fiscal 2005, net revenues from the Company’s products in the “Other Markets” category increased by 71.1% when compared to those in fiscal 2004. During fiscal 2005, this category included $15.8 million of net revenues, which included 4.7 million pounds of stainless wire product, as a result of the Branford acquisition.

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

The Company’s operating income was reduced by the recognition of the fair market value adjustments to the Company’s assets required by the adoption of fresh start reporting. Cost of sales included $5.5 million and $30.2 million of these costs in the one month period ended September 30, 2004 and year ended September 30, 2005, respectively. In addition, selling, general and administrative expense included $123,000 and $1,302,000 of stock compensation expense for the one month period ended September 30, 2004 and the year ended September 30, 2005, respectively, related to stock options granted by the Company upon emergence from bankruptcy. See Notes 1 and 2 to the consolidated financial statements included in Item 8 in this Form 10-K for more information.

The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

				Expense	Expense
				Recognized from	Recognized from
				September 1 to	October 1, 2004 to
	Fair Value	Recognition		September 30,	September 30,
	Adjustment	Period		2004(3)	2005(3)
Goodwill	$43,055	N/A	(1)	—	—
Inventory	30,497	6 months	(2)	$5,083	$25,414
Machinery and equipment	41,628	14 years		245	2,974
Buildings	(859)	12 years		(6)	(72)
Land	41	N/A		—	—
Trademarks	3,800	N/A	(1)	—	—
Patents	8,667	2 to 14 years		164	1,886
				$5,486	$30,202

(1)                 Under applicable accounting rules, goodwill and trademarks are not amortized but are assessed to determine impairment at least annually.

(2)                 Estimated length of time for one complete inventory turn.

(3)                 Non-cash expenses for inventory, machinery and equipment, buildings and patents are reflected in cost of goods sold.

Results of Operations

The following table is presented for comparative purposes. Amounts are in thousands, except share and per share information.

	Predecessor		Successor
				Pro Forma Combined
	Year	Eleven Months	One Month	Year	Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	September 30,	September 30,	September 30,
	2003(1)	2004	2004(2)	2004(4)	2005(2)
Statement of Operations Data:
Net revenues	$178,129	$209,103	$24,391	$233,494	$324,989
Cost of sales	150,478	171,652	26,136 (3)	202,221	288,669 (3)
Selling, general and administrative expense	24,411	24,038	2,658	28,052	32,963
Research and technical expense	2,747	2,286	226	2,512	2,621
Restructuring and other charges(5)	—	4,027	429	4,456	628
Operating income (loss)	493	7,100	(5,058)	(3,747)	108
Interest expense, net	19,661	13,929	348	4,914	6,353
Reorganization items(6)	—	(177,653)	—	—	—
Provision (benefit) for income taxes	53,087 (7)	90	(1,760)	(3,291)	(2,111)
Net income (loss)	(72,255)	170,734	(3,646)	(5,370)	(4,134)
Net income (loss) per share:
Basic and diluted	$(722,550)	$1,707,340	$(0.36)	$(0.54)	$(0.41)
Weighted average shares outstanding:
Basic and diluted	100	100	10,000,000	10,000,000	10,000,000

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

	Predecessor		Successor
				Pro Forma
		Eleven Months	One	Combined Year
	Year Ended	Ended	Month Ended	Ended	Year Ended
	September 30,	August 31,	September 30,	September 30,	September 30
Statement of Operations Data:	2003(1)	2004	2004(2)	2004(4)	2005(2)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5	82.1	107.2 (3)	86.6	88.8
Selling, general and administrative expense	13.7	11.5	10.9	12.0	10.1
Research and technical expense	1.5	1.1	0.9	1.1	0.8
Restructuring and other charges	—	1.9	1.7	1.9	0.2
Operating income (loss)	0.3	3.4	(20.7)	(1.6)	0.1
Interest expense	11.1	6.7	1.5	2.1	2.0
Interest income	—	—	—	—	—
Reorganization items	—	(85.0)	—	—	—
Income (loss) before provision for income taxes	(10.8)	78.7	(22.2)	(3.7)	(1.9)
Provision (benefit) for income taxes	(29.8)	—	(7.2)	(1.4)	(0.6)
Net income (loss)	(40.6)%	81.7%	(15.0)%	(2.3)%	(1.3)%

(1)                 Restated. On October 1, 2003, the Company changed its inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. In accordance with generally accepted accounting principles, the change has been applied to fiscal 2003 consolidated financial data. See Note 3 to the consolidated financial statements included in Item 8 in this Form 10-K for more information.

(2)                 As of August 31, 2004, the effective date of the plan of reorganization, the Company adopted fresh start reporting for its financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical financial information for periods after August 31, 2004 is not comparable to periods before September 1, 2004.

(3)                 As part of fresh start accounting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the one-month period ended September 30, 2004 and the year ended September 30, 2005 include non-cash charges of $5,083 and $25,414, respectively, for this fair value adjustment.

(4)                 This information was derived from and should be read in conjunction with the “Pro Forma Financial Information” and footnotes thereto included in Item 7 of this Form 10-K.

(5)                 Consists primarily of professional fees and credit facility fees related to the restructuring and refinancing activities.

(6)                 During fiscal 2004, the Company recognized approximately $177,653 in reorganization items of which approximately $7,298 were expenses relating to professional fees, amendment fees, travel expenses, directors’ fees, write offs of bond discount and debt issuance costs, and other expenses, and approximately $184,951 was income relating to the gain on cancellation of 11 5/8% senior notes due

September 1, 2004 and fresh start reporting adjustments as a result of the reorganization. Please see Note 8 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

(7)                 Reflects a valuation allowance of approximately $60,307 at September 30, 2003 on the Company’s U.S. net deferred tax assets as a result of the Company’s determination that, as of that date, it was more likely than not that certain future tax benefits would not be realized. Please see Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

Year ended September 30, 2005 Compared to Year Ended September 30, 2004 Pro Forma

The following discussion provides a comparison of the results of operations for the year ended September 30, 2005 and that of the year ended September 30, 2004 on a pro forma basis. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. The information in this section should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Form 10-K and the pro forma financial information presented in this Item 7.

Net Revenues.   Net revenues increased by approximately $91.5 million or 39.2% to approximately $325.0 million in fiscal 2005 from approximately $233.5 million in fiscal 2004 on a pro forma basis. Volume increased 39.3% to approximately 20.9 million pounds in fiscal 2005 from approximately 15.0 million pounds in fiscal 2004 on a pro forma basis. The average selling price per pound decreased 0.2% to $15.42 per pound in fiscal 2005 from $15.45 per pound in fiscal 2004 on a pro forma basis. Raw material increases resulted in increases to average selling price, but were more than fully offset by the inclusion of stainless steel wire. As discussed in the section entitled “Overview of Markets,” the reduction in average selling price is due to the inclusion of stainless steel wire of $15.8 million in net revenue and 4.8 million pounds that is not included in the comparable period in fiscal 2004 on a pro forma basis. High performance alloy volume increased 1.2 million pounds or 8.0%. The Company’s consolidated backlog has increased by approximately $94.9 million or 101.5% to approximately $188.4 million at September 30, 2005 from approximately $93.5 million at September 30, 2004. Order entry increased by $128.8 million or 46.8% for fiscal 2005, as compared to fiscal 2004 on a pro forma basis.

Sales to the aerospace industry increased by 28.5% to approximately $126.1 million in fiscal 2005 from approximately $98.1 million on a pro forma basis for the same period a year earlier. The improvement can be attributed to an increase in the average selling price per pound, which is due to a generally improved market pricing structure, reflecting the higher raw material costs and improved market demand. Additionally, a greater proportion of the volume sold was higher-priced specialty alloys and titanium tubulars as compared to the lower-priced nickel-base alloy product forms sold in the same period a year earlier.

Sales to the chemical processing industry increased by 24.1% to approximately $76.2 million in fiscal 2005 from approximately $61.4 million on a pro forma basis for the same period a year earlier due to the combined effects of a 35.7% increase in the average selling price per pound, which was partly offset by a 9.5% decrease in volume. The volume decrease is attributable to an emphasis by the Company on more specialty higher margin product versus large project lower margin commodity grades. The significant increase in the average selling price is due to improved market prices as a result of generally higher raw material costs, and to improving demand in the marketplace for high end specialty products and improved product mix.

Sales to the land-based gas turbine industry increased by 63.3% to approximately $67.1 million in fiscal 2005 from approximately $41.1 million on a pro forma basis for the same period a year earlier, due to an increase in volume of 34.3% and a 21.4% increase in the average selling price per pound. The increase in volume was mainly due to improved global sales of proprietary alloy round products and specialty alloy flat products to domestic fabricators to support the growing demand of the gas turbine manufacturers. The increase in the average selling price is attributed to improved market prices as a result of generally higher raw material costs and improving market demand.

Sales to other markets increased by 71.1% to approximately $53.2 million in fiscal 2005 from approximately $31.1 million on a pro forma basis for the same period a year earlier. The volume and revenue in this category increased during this time period as compared to the same period a year earlier due to the inclusion of the stainless wire business and higher selling prices due to increased raw material costs. For fiscal 2005, the “Other Markets” category includes $15.8 million in net revenue and 4.7 million pounds of stainless wire as a result of the Branford Acquisition, which were not included in the same period of the prior year.

Cost of Sales.   Cost of sales as a percent of net revenues increased to 88.8% in fiscal 2005 from 86.6% in fiscal 2004 on a pro forma basis. The increasing percentage of cost of sales as compared to net revenue can be attributed primarily to the non-cash amortization of fresh start fair value adjustments. Improved product pricing and greatly improved volume (which improved absorption of fixed manufacturing costs) were partially offset by unplanned equipment downtime and higher raw material and energy costs between comparable periods. Specifically, the fourth quarter of fiscal 2005 was impacted by unplanned equipment outages costing approximately $3.0 million, which increased cost of sales by approximately 1% for the fiscal year.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased by approximately $4.9 million to approximately $33.0 million for fiscal 2005 from approximately $28.1 million for fiscal 2004 on a pro forma basis. The increase in selling, general and administrative expense was due to higher non-recurring professional fees of $1.4 million for preparation and filing of a registration statement on Form S-1; $1.2 million related to professional and consulting fees for readiness compliance with the Sarbanes-Oxley Act of 2002; $1.1 million in higher sales commission expense due to increased sales levels; $1.1 million in selling, general and administrative expense related to the Branford Acquisition and $2.2 million in higher costs associated with a higher level of business activity, increased head count required for restoration to proper service levels previously eliminated in market downturns and growth in foreign entities. These increases were partially offset by the gain on sale of land and buildings at the Openshaw, England facility of $2.1 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 10.1% in fiscal 2005 compared to 12.0% in fiscal 2004 on a pro forma basis.

Research and Technical Expense.   Research and technical expense remained relatively flat at $2.6 million or 0.8% of net revenues in fiscal 2005 compared to 1.1% of net revenues in fiscal 2004 on a pro forma basis.

Restructuring and Other Charges.   During fiscal 2005, the Company incurred approximately $628,000 of professional fees in connection with the completion of the U.S. operations’ bankruptcy filing. Corresponding expense for fiscal 2004 on a pro forma basis was $4.5 million.

Operating Income(Loss).   As a result of the above factors, the operating income for fiscal 2005 was approximately $0.1 million compared to an operating loss of approximately $(3.7) million for fiscal 2004 on a pro forma basis.

Interest Expense.   Interest expense increased by approximately $1.4 million to approximately $6.4 million for fiscal 2005 from approximately $5.0 million for fiscal 2004 on a pro forma basis. The $5.0 million of interest expense in fiscal 2004 on a pro forma basis consisted of $1.4 million in non-recurring fees and expenses related to the credit facility put in place upon the Company’s emergence from bankruptcy and $3.6 million in interest expense related to the Company’s outstanding balances under its Credit Agreement. The Company’s interest expense increase for fiscal 2005 was due to a higher outstanding balance on the Company’s revolving credit facility primarily resulting from high sales growth and increasing raw material cost. Interest expense of approximately $16.3 million in prior years does not exist in fiscal 2005 as the 11 5/8% senior notes were discharged in the reorganization. This discussion does not reflect the elimination of interest on the notes when comparing fiscal 2004 on a pro forma basis to fiscal 2005.

Income Taxes.   The income tax benefit decreased by approximately $1.2 million to approximately $2.1 million for fiscal 2005 from approximately $3.3 million for fiscal 2004 on a pro forma basis. The effective tax rate was 33.8% for fiscal 2005 compared to 38.0% for fiscal 2004 on a pro forma basis. This decrease is primarily attributable to foreign rate differentials and non deductible restructuring and S-1 filing cost.

Net Loss.   As a result of the above factors, the net loss was approximately $4.1 million for fiscal 2005 compared to the net loss of approximately $5.4 million for fiscal 2004 on a pro forma basis.

Year Ended September 30, 2004 Pro Forma Compared to Year Ended September 30, 2003

The following discussion provides a comparison of the pro forma results of operations for the successor company for the fiscal year ended September 30, 2004 with the historical results of operations of the predecessor company for the fiscal year ended September 30, 2003. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The information in this section should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Form 10-K and the pro forma financial information presented in this Item 7.

Net Revenues.   Net revenues increased by approximately $55.4 million or 31.1% to approximately $233.5 million in fiscal 2004 on a pro forma basis, from approximately $178.1 million in fiscal 2003. A 20.0% increase in volume to 15.0 million pounds from 12.5 million pounds, combined with a 9.0% increase in the average selling price per pound from $14.17 to $15.45, accounts for the change when comparing the two periods. The Company’s consolidated backlog increased approximately $42.9 million, or 84.8%, to approximately $93.5 million at September 30, 2004, from approximately $50.6 million at September 30, 2003. Order entry for fiscal 2004 on a pro forma basis increased $98.2 million, or 55.6%, as compared to fiscal 2003.

Sales to the aerospace industry increased 22.2% to approximately $98.1 million in fiscal 2004 on a pro forma basis, from approximately $80.3 million in fiscal 2003, due to a 17.0% increase in volume combined with a 5.0% increase in the average selling price per pound. The increase in volume can be attributed to the continuing recovery in the aircraft industry. The increase in the average selling price is due to generally improved market conditions in all geographical sectors, a greater proportion of sales of the higher-priced titanium tubulars and nickel-base flat products compared to fiscal 2003 and higher raw material costs which are being passed on to customers.

Sales to the chemical processing industry increased by 37.7% to approximately $61.4 million in fiscal 2004 on a pro forma basis, from approximately $44.6 million in fiscal 2003, due to a 29.1% increase in the average selling price per pound combined with a 7.7% increase in volume. The average selling price has improved as higher prices in the marketplace reflect rising raw material costs. The increase in volume can be attributed to improved sales of proprietary products for chemical plant expansions, particularly in China, and maintenance-related activity in the U.S. markets and, to a lesser degree, Europe.

Sales to the land based gas turbine industry increased by 53.9% to approximately $41.1 million in fiscal 2004 on a pro forma basis, from approximately $26.7 million in fiscal 2003, primarily due to a 52.2%

increase in volume. The increase in volume was due to the combined effects of higher sales of proprietary alloy round products and specialty alloy flat products in the export marketplace. Higher raw material costs affected the Company’s pricing in this industry when comparing fiscal 2004 on a pro forma basis to fiscal 2003; however, the mix of product sold for fiscal 2004 on a pro forma basis included a higher percentage of billet product forms than in 2003. Billet product forms sell at a lower average selling price than sheet product forms. The average selling price in fiscal 2004 on a pro forma basis did not change significantly when compared to fiscal 2003, due to these offsetting factors.

Sales to other industries increased by 22.0% to approximately $31.1 million in fiscal 2004 on a pro forma basis, from approximately $25.5 million in fiscal 2003, primarily due to a 12.5% increase in volume. The increase in volume was due to the effect of several domestic and export flue gas desulfurization (FGD) projects in fiscal 2004 on a pro forma basis that were not underway in fiscal 2003. Higher sales volumes to the oil and gas market also contributed to the increase. Sales to the remaining minor industries in this category improved as new market applications, particularly in the automotive and heat treating industries, created growth in fiscal 2004 on a pro forma basis compared to fiscal 2003.

Cost of Sales.   Cost of sales as a percent of net revenues increased to 86.6% in fiscal 2004 on a pro forma basis from 84.5% in fiscal 2003. Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the last-in-first-out method to the first-in-first out method. Management believes that the FIFO method is preferable to LIFO because (i) FIFO inventory balances presented in the Company’s balance sheet will more closely approximate the current value of inventory, (ii) the change to the FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. Although management believes that FIFO is preferable to LIFO for the reasons stated, the use of FIFO during a period of rapidly rising or falling commodity prices can result in an imprecise matching of revenues and expenses in the short-term.

Cost of sales in fiscal 2004 on a pro forma basis included approximately $5.5 million in non-cash charges recorded for the month of September 2004 as a result of the recognition of fair value adjustments to the historical basis of certain assets as required by the fresh start reporting rules discussed above. Of the $5.5 million in non-cash charges recorded in September 2004, $5.1 million was related to inventory, with the balance applicable to buildings, machinery, equipment and patents.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased approximately $3.7 million to approximately $28.1 million for fiscal 2004 on a pro forma basis from approximately $24.4 million for fiscal 2003. Selling, general and administrative expenses as a percentage of net revenues decreased to approximately 12.0% for fiscal 2004 on a pro forma basis from approximately 13.7% for fiscal 2003. The increase in selling, general and administrative expense was due primarily to a $2.0 million charge for the Company’s management incentive plan in fiscal 2004 on a pro forma basis that did not occur in fiscal 2003. Selling, general and administrative expense in fiscal 2004 on a pro forma basis also includes a non-cash charge of $1.4 million incurred in September 2004 for employee stock option expense.

Restructuring and Other Charges.   During fiscal 2004 on a pro forma basis, the Company incurred approximately $4.4 million of professional fees, amendment fees, travel expenses, and director’s fees related to the restructuring and refinancing activities. There was no corresponding expense in fiscal 2003.

Research and Technical Expense.   Research and technical expense decreased by approximately $200,000 to $2.5 million in fiscal 2004 on a pro forma basis from approximately $2.7 million in fiscal 2003. The decrease in research and technical expense was due to lower patent legal expenses, lower consultants’ fees, and decreased university donations.

Operating Income.   As a result of the above factors, the Company had an operating loss of approximately $3.7 million for fiscal 2004 on a pro forma basis, as compared to operating income of approximately $500,000 in fiscal 2003.

Interest Expense.   Interest expense decreased by approximately $14.7 million to approximately $5.0 million in fiscal 2004 on a pro forma basis from approximately $19.7 million in fiscal 2003. The decrease in interest expense was due to the exclusion of interest on the 11 5/8% senior notes due September 1, 2004 in fiscal 2004 on a pro forma basis, compared to the inclusion of twelve months of interest on these notes in fiscal 2003. This decrease was partially offset by the interest on higher revolving credit borrowings and higher interest rates in fiscal 2004 on a pro forma basis when compared to fiscal 2003.

Income Taxes.   The Company recorded an income tax benefit of approximately $3.3 million for fiscal 2004 on a pro forma basis, as compared to income tax expense of approximately $53.1 million for fiscal 2003. Income tax expense in fiscal 2003 was primarily due to the recording of a valuation allowance of $60.3 million against net U.S. deferred tax assets.

Net Loss.   As a result of the above factors, the Company’s net loss was approximately $5.4 million for fiscal 2004 on a pro forma basis compared to a net loss of approximately $72.3 million for fiscal 2003.

Eleven Months Ended August 31, 2004 and One Month Ended September 30, 2004

Other items impacting the predecessor eleven months ended August 31, 2004 or the successor one month period ended September 30, 2004 are discussed below.

Reorganization Items.   During the eleven months ended August 31, 2004, the Company incurred approximately $177.7 million in reorganization items, of which $7.3 million was expense relating to professional fees, contract amendment fees, travel expenses, directors’ fees, and write offs of bond discount and debt issuance costs, and $185.0 million was income relating to the gain on cancellation of the 11 5/8% senior notes due September 1, 2004, fresh start accounting adjustments, and fair value adjustments required as a result of the reorganization.

Interest Expense.   The Company recorded $14.0 million of interest expense during the eleven months ended August 31, 2004. Pursuant to SOP 90-7, $6.9 million of interest expense on the 11 5/8% senior notes due September 1, 2004 was not recorded because payment was not expected to occur.

Income Taxes.   The income tax expense for the eleven months ended August 31, 2004, was minimal due to the tax treatment for the various items related to the Company’s emergence from bankruptcy and the application of fresh start reporting. The Company recorded income tax expense based upon the U.S. statutory rate adjusted for forgiveness of debt income, fresh start accounting adjustments, non-deductible restructuring costs, foreign tax rate differentials, and state income taxes.

Liquidity and Capital Resources

The following comparative cash flow analysis provides a comparison of cash flow for the year ended September 30, 2005 and the year ended September 30, 2004 on a combined basis for Haynes—predecessor and Haynes—successor.

Comparative Cash Flow Analysis

Historically, the Company’s primary sources of capital have been the issuance of debt securities, borrowings under credit facilities, and internally generated cash from operations. At September 30, 2005, the Company had cash and cash equivalents of approximately $2.9 million compared to cash and cash equivalents of approximately $2.5 million at September 30, 2004.

Net cash used in operating activities was $4.8 million in fiscal 2005, as compared to $23.9 million in fiscal 2004. At September 30, 2005, inventory balances, including the effects of the Branford Acquisition, were approximately $17.1 million higher than fiscal 2004 year end balances, as a result of the Company’s $42.5 million net cash investment in inventory during the period, which was offset by $25.4 million of non-cash fresh start accounting adjustments to inventory required by SOP 90-7 upon the Company’s emergence from bankruptcy recognized as expense during the period. The amount of the Company’s net cash investment in inventory was affected by rising costs of the raw materials; nickel, molybdenum and cobalt, and a higher level of inventory required to be maintained to support the increased level of sales. The increase in cash used in operating activities was partially offset by an increase in accounts payable of approximately $10.4 million due to the increasing cost of raw materials and the rising level of sales activity. Net cash used in investing activities was $14.7 million, which include capital expenditures of $9.0 million, $8.3 million for the Branford acquisition (which includes $2.6 million for property, plant and equipment), partially offset by proceeds from sales of property of $2.3 million. In fiscal 2005, net cash used in operating and investing activities was funded by cash from operations and borrowings of $20.4 million on the Company’s credit facility.

Net cash used in operating activities in fiscal 2004 was approximately $23.9 million, as compared to net cash used in operating activities of approximately $8.0 million in fiscal 2003. The increase in net cash used in operating activities in fiscal 2004 was the result of increased sales activity which resulted in increased accounts receivable balances and increased investments in inventory to support the higher sales levels. Accounts receivable increased from $35.3 million at September 30, 2003 to $54.4 million at September 30, 2004, and inventories increased from $85.8 million at September 30, 2003 to $130.8 million at September 30, 2004. Approximately $25.4 million of the inventory increase is attributable to the non-cash fresh start accounting adjustments required by SOP 90-7 upon emergence from bankruptcy. Higher inventory requirements at higher raw material costs, particularly the cost of nickel, were responsible for the remainder of the increase in inventory balances. The increase in accounts receivable and inventories was partially offset by an increase in accounts payable from $23.2 million at September 30, 2003 to $34.2 million at September 30, 2004 due primarily to rising costs of raw materials and a higher level of inventory due to increasing levels of business.

Net cash used in operating activities in fiscal 2003 was approximately $8.0 million, as compared to net cash provided by operating activities of approximately $26.3 million for fiscal 2002. The cash used in operating activities for fiscal 2003 was the result of a variety of factors, including a net loss of approximately $72.3 million, an increase in inventory of approximately $2.7 million, an increase in prepayments and deferred charges of approximately $1.7 million, and an increase in accounts and notes receivable of approximately $400,000, which were partially offset by a decrease of the deferred tax asset of approximately $51.7 million, non-cash depreciation and amortization of approximately $6.6 million, an increase in accrued pension and postretirement benefits of approximately $6.1 million, and an increase in accounts payable and accrued expenses of approximately $4.7 million. Cash used for investing activities decreased by $2.8 million from approximately $5.7 million in fiscal 2002 to approximately $2.9 million in fiscal 2003, due to the decrease in capital expenditures. Cash provided by financing activities for fiscal 2003 was approximately $10.1 million, primarily due to a net increase in borrowings under the Company’s credit facility.

Future Sources and Uses of Liquidity

The Company’s sources of capital in fiscal 2006 are expected to consist primarily of borrowings under its Loan and Security Agreement with Congress Financial Corporation (Central) and cash generated from operations. The Congress Loan and Security Agreement plus the U.K. working capital facility provides for revolving loans in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves.

Borrowings under the Congress Loan and Security Agreement bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of September 30, 2005, the Loan and Security Agreement bore interest at a weighted average interest rate of 5.79%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the Congress Loan and Security Agreement commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of September 30, 2005, the most recent required measurement date under the Loan and Security Agreement, the Company was in compliance with these covenants. The Congress Loan and Security Agreement matures on April 12, 2009. Borrowings under the Loan and Security Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company

Haynes U.K. has entered into a Facility Agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007. Haynes U.K. is required to pay interest on loans made under the Facility Agreement in an amount equal to LIBOR (as calculated in accordance with the terms of the Facility Agreement), plus 3% per annum. As of September 30, 2005, the Facility Agreement bore interest at a weighted average interest rate of 6.97%. Availability under the Facility Agreement is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the Facility Agreement. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of September 30, 2005, the most recent measurement date required under the Facility Agreement, the Company was in compliance with these covenants. The Facility Agreement is secured by a pledge of substantially all of the assets of Haynes U.K.

Management believes that liquidity will improve in fiscal 2006 as compared to fiscal 2005 and fiscal 2004. At September 30, 2005, the Company had access to approximately $25.1 million in working capital financing under its credit agreements (subject to borrowing base and certain reserves) and approximately $2.9 million in available cash. Another important factor positively affecting the Company’s current and future liquidity is the elimination of the interest expense associated with the 11 5/8% senior notes due September 1, 2004 which were discharged as part of the Company’s reorganization. Annual interest expense attributable to the senior notes was approximately $16.3 million.

The Company’s primary uses of capital over the next twelve months, other than providing working capital for normal operations, are expected to consist primarily of expenditures related to capital improvements, and interest payments on outstanding indebtedness. Planned fiscal 2006 capital spending is targeted at $13.0 million. The main projects for fiscal 2006 include the completion of the projects started in fiscal 2005 related to the electroslag remelt equipment and rolling mills, and new projects to upgrade the annealing equipment at the Kokomo, Indiana facility. Management expects to spend $24.0 million, in the aggregate, on capital expenditures in fiscal 2006 and 2007, as compared to the $3.6 million, $5.4 million and $11.7 million spent in fiscal 2003, 2004 and 2005, respectively. Management believes that the completion of these capital projects and the related improvement in the reliability and performance of the equipment will have a positive effect on the Company’s profitability and working capital management. Planned downtime is scheduled for fiscal 2006 to implement these capital improvements.

The Company believes that the amounts available under its credit agreements, its cash on hand and cash generated from operations will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months, although there can be no assurance that this will be the case.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2005:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt obligations (including interest)(2)	$127,005	$7,839	$12,896	$106,270	—
Operating lease obligations	8,818	2,948	4,611	1,259	—
Raw material contracts	42,494	42,494	—	—	—
Mill supplies contracts	473	473	—	—	—
Capital projects	12,525	12,525	—	—	—
Pension plan(3)	1,056	1,056	—	—	—
Other post-employment benefits(4)	89,897	5,527	11,811	12,947	$59,612
Non-compete obligations(5)	660	110	220	220	110
Total	$282,928	$72,972	$29,538	$120,696	$59,722

(1)          Taxes are not included in the table. Payments for taxes for 2006 are expected to be approximately $13.4 million.

(2)          Interest is calculated annually using the principal balance and current interest rates as of September 30, 2005.

(3)          There is currently no funding obligation from the Company to the domestic pension plan and all benefit payments under the domestic pension plan will come from the plan and not the Company. However the Company expects its UK subsidiary to contribute $1,056 in fiscal 2006 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement.

(4)          This represents expected post-employment benefits only.

(5)          Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited $660,000 into an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Company’s acquisition of certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates. This amount is reported as restricted cash.

The Company also has $972,000 of letters of credit outstanding. The letters of credit are outstanding primarily in connection with equipment lease obligations.

Inflation

The Company believes that general inflation has not had a material impact on its operations.

Critical Accounting Policies and Estimates

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, assets, impairments and retirement benefits. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances. The results of this process form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s accounting policies are more fully described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company has identified certain critical accounting policies, which are described below. The following listing of policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

Revenue is recognized when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point or at a foreign port for certain export customers). Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience and we have not had any history of returns that have exceeded our recorded allowances.

Pension and Post-Retirement Benefits

The Company has defined benefit pension and post-retirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and post-retirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. As a result of the reorganization there were no changes to the terms of these benefits.

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its asset allocation of 60% equity, 35% fixed income and 5% real estate. The Company’s assumption for expected rate of return for plan assets for equity, fixed income, and real estate are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value of a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value of the reporting unit’s goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets and goodwill impairment are subject to a high degree of judgment and complexity. The Company reviewed goodwill and trademarks for impairment as of August 31, 2005, and concluded no impairment adjustment was necessary. No events or circumstances have occurred that would indicate the carrying value of goodwill or trademarks may be impaired since its testing date.

Share-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In connection with the plan of reorganization, the Haynes—successor has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock. Deferred stock compensation of $2,419 was recorded on the grant date, which is being amortized over the vesting period.

In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, and expected lives of the options. This statement is effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will implement SFAS No. 123(R) on October 1, 2005 for all unvested options.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence and the expected reversal date of temporary differences to be deducted on future income tax returns. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies and expected reversal dates. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect a significant impact of this new accounting standard on the consolidated financial statements.

In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will implement SFAS No. 123(R) related to the stock option fair market value method on October 1, 2005.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect significant impact of this statement on its financial condition and results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at September 30, 2004 and 2005. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $357,000 for the fiscal year ended September 30, 2004 and $645,000 for the fiscal year ended September 30, 2005. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. The Company is not currently party to any currency contracts.

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

Item 8.                        Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. (Haynes—successor) as of September 30, 2005 and 2004 and for the year ended September 30, 2005 and for the period September 1, 2004 to September 30, 2004 and Haynes International, Inc. (Haynes—predecessor) for the period October 1, 2003 to August 31, 2004 and the year ended September 30, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Haynes International, Inc.

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (“Haynes—successor”), as of September 30, 2004 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period September 1, 2004 (inception) to September 30, 2004 and for the year ended September 30, 2005. We have also audited the Haynes International, Inc. and subsidiaries (“Haynes—predecessor”) consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the year ended September 30, 2003 and for the period October 1, 2003 to August 31, 2004. These financial statements are the responsibility of the management of Haynes-successor and Haynes-predecessor. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Haynes-successor and Haynes-predecessor are not required to have, nor were we engaged to perform, an audit of their control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on August 16, 2004, the bankruptcy court entered an order confirming the plan of reorganization of Haynes—predecessor which became effective after the close of business on August 31, 2004. Accordingly, the accompanying consolidated balance sheets as of September 30, 2004 and 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Haynes—successor for the period September 1, 2004 (inception) to September 30, 2004 and for the year ended September 30, 2005, have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, as a new entity with assets, liabilities and capital structure having carrying values not comparable with prior periods.

In our opinion, the consolidated financial statements referred to above of Haynes—successor present fairly, in all material respects, the financial position of Haynes—successor as of September 30, 2004 and 2005, and the results of their operations and their cash flows for the period September 1, 2004 (inception) to September 30, 2004 and for the year ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements referred to above for Haynes—predecessor present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 2003 and for the period October 1, 2003 to August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on October 1, 2003, Haynes—predecessor changed its inventory costing method for domestic inventories from the last-in, first-out method to first-in, first-out method and, retroactively, restated the Haynes—predecessor consolidated financial statements referred to above for the year ended September 30, 2003 for the accounting change.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana

December 2, 2005

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES (SUCCESSOR)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,477	$2,886
Restricted cash—current portion	997	110
Accounts receivable, less allowance for doubtful accounts of $1,099 and $1,514, respectively	54,443	58,730
Inventories, net	130,754	147,860
Refundable income taxes	746	—
Deferred income taxes	—	7,298
Total current assets	189,417	216,884
Property, plant and equipment, net	80,035	85,125
Deferred income taxes—long term portion	36,651	27,665
Prepayments and deferred charges, net	1,999	2,457
Restricted cash—long term portion	—	550
Goodwill	40,353	43,055
Other intangible assets	12,303	11,386
Total assets	$360,758	$387,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,165	$45,495
Income taxes payable	—	399
Accrued postretirement benefits	4,890	5,527
Revolving credit facilities	82,482	104,468
Deferred income taxes	5,005	—
Current maturities of long term debt	1,049	1,501
Total current liabilities	127,591	157,390
Long-term debt (less current portion)	2,462	414
Accrued pension and postretirement benefits	115,129	117,449
Total liabilities	245,182	275,253
Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 shares issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)
Additional paid-in capital	121,145	120,972
Accumulated deficit	(3,646)	(7,780)
Accumulated other comprehensive income (loss)	363	(512)
Deferred stock compensation	(2,296)	(821)
Total stockholders’ equity	115,576	111,869
Total liabilities and stockholders’ equity	$360,758	$387,122

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Predecessor		Successor
	Year Ended September 30, 2003	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Year Ended September 30, 2005
	Restated (Note 3)
Net revenues	$178,129	$209,103	$24,391	$324,989
Cost of sales	150,478	171,652	26,136	288,669
Selling, general and administrative	24,411	24,038	2,658	32,963
Research and technical	2,747	2,286	226	2,621
Restructuring and other charges	—	4,027	429	628
Operating income (loss)	493	7,100	(5,058)	108
Interest expense (contractual interest of $20,876 for the period October 1, 2003 to August 31, 2004)	19,724	13,964	354	6,385
Interest income	(63)	(35)	(6)	(32)
Income (loss) before reorganization items and income taxes	(19,168)	(6,829)	(5,406)	(6,245)
Reorganization items	—	177,653	—	—
Income (loss) before income taxes	(19,168)	170,824	(5,406)	(6,245)
Provision for (benefit from) income taxes	53,087	90	(1,760)	(2,111)
Net income (loss)	$(72,255)	$170,734	$(3,646)	$(4,134)
Net income (loss) per share:
Basic	$(722,550)	$1,707,340	$(0.36)	$(0.41)
Diluted	$(722,550)	$1,707,340	$(0.36)	$(0.41)
Weighted average shares outstanding:
Basic	100	100	10,000,000	10,000,000
Diluted	100	100	10,000,000	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Predecessor		Successor
	Year Ended September 30, 2003	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Year Ended September 30, 2005
	Restated (Note 3)
Net income (loss)	$(72,255)	$170,734	$(3,646)	$(4,134)
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	(1,808)	—	—	—
Foreign currency translation adjustment	3,143	2,124	363	(875)
Other comprehensive income (loss)	1,335	2,124	363	(875)
Comprehensive income (loss)	$(70,920)	$172,858	$(3,283)	$(5,009)

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Deferred Stock	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Par	Capital	Deficit	Compensation	Income (Loss)	(Deficiency)
				Restated
				(Note 3)
Predecessor
Balance September 30, 2002	100	$—	$51,346	$(149,977)	$—	$(3,342)	$(101,973)
Net loss				(72,255)			(72,255)
Capital contributions from parent company on exercise of parent company stock options			35				35
Other comprehensive income						1,335	1,335
Balance September 30, 2003	100	—	51,381	(222,232)	—	(2,007)	(172,858)
Net income				170,734			170,734
Other comprehensive income						2,124	2,124
Plan of reorganization and fresh-start:
Elimination of accumulated deficit	—	—	—	51,498		(117)	51,381
Cancellation of predecessor company shares	(100)		(51,381)				(51,381)
Issuance of stock under plan of reorganization	10,000,000	10	118,726				118,736
Balance August 31, 2004	10,000,000	$10	$118,726	$—	$—	$—	$118,736

Successor
Balance September 1, 2004	10,000,000	$10	$118,726	$—	$—	$—	$118,736
Net loss				(3,646)			(3,646)
Other comprehensive income						363	363
Grant of stock options			2,419		(2,419)		—
Amortization of deferred stock compensation					123		123
Balance September 30, 2004	10,000,000	10	121,145	(3,646)	(2,296)	363	115,576
Net loss				(4,134)			(4,134)
Other comprehensive loss						(875)	(875)
Forfeiture of stock options			(173)		173
Amortization of deferred stock compensation					1,302		1,302
Balance September 30, 2005	10,000,000	$10	$120,972	$(7,780)	$(821)	$(512)	$111,869

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Predecessor		Successor
	Year Ended September 30, 2003	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Year Ended September 30, 2005
	Restated (Note 3)
Cash flows from operating activities:
Net income (loss)	$(72,255)	$170,734	$(3,646)	$(4,134)
Depreciation	5,421	5,035	494	6,131
Amortization	1,203	2,739	164	1,895
Deferred compensation expense	—	—	—	1,302
Deferred income taxes	51,658	—	(1,648)	(5,655)
Gain on disposition of property and equipment	(3)	(437)	(13)	(1,937)
Reorganization items	—	(177,653)	—	—
Change in assets and liabilities (net of effects of acquisition):
Accounts receivable	(428)	(15,281)	(4,241)	(2,211)
Inventories	(2,686)	(15,254)	853	(14,244)
Other assets and reorganization items	(1,573)	(521)	503	(374)
Accounts payable and accrued expenses	4,663	12,864	6,604	10,364
Income taxes payable	—	(96)	(88)	1,124
Accrued pension and postretirement benefits	6,050	480	312	2,957
Net cash used in operating activities before reorganization costs	(7,950)	(17,390)	(706)	(4,782)
Reorganization items paid	—	(5,799)	—	—
Net cash used in operating activities	(7,950)	(23,189)	(706)	(4,782)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,638)	(4,782)	(637)	(9,029)
Proceeds from disposals of property, plant and equipment	712	1,270	15	2,326
Acquisition of The Branford Wire and Manufacturing Company, net of cash acquired	—	—	—	(8,300)
Change in restricted cash	—	1,009	(12)	337
Net cash used in investing activities	(2,926)	(2,503)	(634)	(14,666)
Cash flows from financing activities:
Net repayment of short term borrowings	—	(56,815)	—	—
Net increase (decrease) in revolving credit	10,071	80,296	1,060	21,986
Payment of long term debt	—	—	—	(1,596)
Payment of debt issuance cost	—	—	—	(465)
Other financing activities	35	—	—	—
Net cash provided by financing activities	10,106	23,481	1,060	19,925
Effect of exchange rates on cash	362	80	97	(68)
Increase (decrease) in cash and cash equivalents	(408)	(2,131)	(183)	409
Cash and cash equivalents:
Beginning of period	5,199	4,791	2,660	2,477
End of period	$4,791	$2,660	$2,477	$2,886
Supplemental disclosures of cash flow information:
Cash paid during period for: Interest	$18,498	$3,426	$354	$6,377
Income Taxes	$669	$161	—	$2,681

Supplemental disclosures of non-cash activities:

During 2003, the minimum pension liability increased $1,808, net of a tax benefit of $1,443.

During the period October 1, 2003 to August 31, 2004, the minimum pension liability was eliminated as a result of the adoption of fresh start accounting in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

During the period September 1, 2004 to September 30, 2004, the minimum pension liability was $0.

During 2005, goodwill increased and deferred income tax asset decreased by $2,702 due to the finalization of pre-emergence net operating loss carryforwards.

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data and otherwise noted)

Note 1  Background and Organization

Description of Business

Haynes International, Inc. and its subsidiaries (the “Company” or “Haynes”) develops, manufactures and markets technologically advanced, high performance alloys primarily for use in the aerospace and chemical processing industries. The Company’s products are high temperature alloys (“HTA”) and corrosion resistant alloys (“CRA”). The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high performance alloy products primarily in sheet, coil and plate forms. In addition, the Company produces its alloy products as seamless and welded tubulars, and in bar, billets and wire forms.

High performance alloys are characterized by highly engineered often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high performance alloys is reflected in the Company’s relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. The high performance alloy industry has significant barriers to entry such as the combination of (i) demanding end-user specifications, (ii) a multi-stage manufacturing process, and (iii) the technical sales, marketing and manufacturing expertise required to develop new applications.

Basis of Presentation

On March 29, 2004 (the “Petition Date”), the Company and its U.S. subsidiaries and U.S. affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). The bankruptcy cases thus commenced were jointly administered under the caption in re Haynes International, Inc., et al., Case No.: 04-5364-AJM-11 (the “Bankruptcy Cases”). Throughout the Bankruptcy Cases, the Company and its U.S. subsidiaries and U.S. affiliates managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company’s European and Singapore operations were not included in the Bankruptcy Cases.

Prior to August 31, 2004, the Company, Haynes—predecessor, was a wholly-owned subsidiary of Haynes Holdings, Inc. (“Holdings”). Effective August 31, 2004 the Company and Holdings were merged as part of the plan of reorganization with the Company emerging as the successor entity (“Haynes—successor”). As a result of the reorganization and the Company’s implementation of fresh start reporting as described below, the consolidated financial statements of the Company for periods subsequent to August 31, 2004 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements for periods prior to the effective date of the plan of reorganization.

The Company and its US operations filed reorganization proceedings because liquidity shortfalls hampered their ability to meet interest and principal obligations on long-term debt obligations. These shortfalls were primarily a result of reduced customer demand caused by a weak economic environment for its products and higher raw material and energy costs.

In connection with the Bankruptcy Cases, motions necessary for the Company and its U.S. subsidiaries and U.S. affiliates operations to conduct normal business activities were filed with and approved by the Bankruptcy Court, including (i) approval of a $100 million debtor-in-possession credit facility for working capital needs and other general corporate purposes, (ii) authorization to pay pre-petition liabilities related to certain essential trade creditors, (iii) authorization to pay most pre-petition payroll and employee related obligations and (iv) authorization to pay certain pre-petition shipping and import/export related obligations.

On April 28, 2004, the Company and its U.S. subsidiaries and U.S. affiliates filed schedules and statements of financial affairs with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Company and its U.S. subsidiaries and U.S. affiliates. All of the schedules were subject to further amendment or modification. Differences between amounts scheduled by the Company and its U.S. subsidiaries and U.S. affiliates and claims submitted by creditors have been investigated and are in the process of being resolved in accordance with an established claims resolution process.

On May 25, 2004, the Company and its U.S. subsidiaries and U.S. affiliates filed a plan of reorganization and related disclosure statement with the Bankruptcy Court. The plan was amended on June 29, 2004, and the Bankruptcy Court entered an order confirming the Company and its U.S. subsidiaries and U.S. affiliates plan of reorganization, as amended, on August 16, 2004. As part of the consummation of the confirmed plan of reorganization, holders of the Company’s 11 5/8% Senior Notes due September, 2004 (the “Senior Notes”) exchanged the $140 million of the Senior Notes outstanding and accrued interest for 96% of the equity in the reorganized Haynes—successor. The pre-petition majority equity holder of the Company’s former parent, Holdings, agreed to cancel its equity interests in exchange for 4% of the equity in Haynes—successor.

The Company and its U.S. subsidiaries and U.S. affiliates emerged from bankruptcy on August 31, 2004. The Company has determined that it qualified for fresh start accounting under AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and applied fresh start accounting on the date of emergence, August 31, 2004. The reorganization value was determined to be $200 million.

The plan of reorganization provided for the following to occur as of the effective date of the plan (or as soon thereafter as practicable):

•       The cancellation of all existing stock authorized and outstanding (“Old Common Stock”) and all existing stock options, warrants, and related rights.

•       The authorization for the issuance of ten million shares of new common stock, $0.001 par value per share.

•       The authorization for the future issuance of an additional ten million shares of new common stock, $0.001 par value per share. Future issuance upon terms to be designated from time to time by the board of directors.

•       The authorization of twenty million shares of new preferred stock. Future issuance upon terms to be designated from time to time by the board of directors.

•       Senior Note Holders to receive its pro rata share of 96% of the shares of the new common stock in full satisfaction of the debt obligation under the Senior Notes.

•       Holders of the Old Common Stock interests to receive their pro rate share of 4% of the new common stock.

•       The approval of new collective bargaining agreement with the United Steelworkers of America that contains certain modifications and extends the agreement through 2007.

•       Congress Financial Corporation (Central) to provide exit financing of $100 million for working capital financing subject to reserves and borrowing base restrictions.

•       The payment of all pre-petition general unsecured claims at 100%.

•       The implementation of a stock option plan for certain key management employees and non-employee directors of the company.

Fresh Start Reporting

Upon implementation of the plan of reorganization, fresh start reporting was adopted in accordance with SOP 90-7, since holders of Haynes International, Inc.’s common stock immediately prior to confirmation of the plan of reorganization received less than 50% of the voting shares of the successor entity and its reorganization value was less than its post-petition liabilities and allowed claims. Under fresh start reporting, the reorganization value was allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, “Business Combinations” (“SFAS No. 141”). The Company’s reorganization value exceeded the fair value of the Company’s net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the reorganization value over the fair value of the net assets was recorded as goodwill. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid discounted at appropriate current rates.

In connection with its development of the Plan of Reorganization (the “Plan”), a valuation analysis of Haynes’ business and the securities to be registered under the Plan was performed in March 2004. In preparing this analysis, the Company, among other things, (a) reviewed the recent financial and operating results, (b) considered current operations and prospects, (c) reviewed certain operating and financial forecasts including the financial projections contained in Haynes’ Disclosure Statement, (d) evaluated key assumptions related to the financial projections, (e) evaluated a three year discounted cash flow analysis based on the financial projections, utilizing various discount rates ranging from 10.5% to 14.5% based on a weighted cost of capital analysis and EBITDA terminal multiples of 5.5x to 7.5x based on relevant comparable company projected multiples and trading multiples during recent business cycles, (f) considered the market value of certain publicly traded companies in businesses reasonably comparable to the operating business of Haynes and (g) conducted such other analyses as deemed necessary under the circumstances. The financial projections reflected a significant reduction in interest expense as a result of the reorganization and a post restructuring effective tax rate of 40%.

As a result of such analyses, review, discussions, considerations and assumptions, the total enterprise value of Haynes was within a range of $160 million to $240 million with a mid-point value of $200 million. The Company used the mid-point valuation of $200 million as the basis for its reorganization value for purposes of applying fresh-start reporting. The total enterprise value of $200 million and its derivation was a key element in negotiations with Haynes’ creditors and equity holders in developing the plan of reorganization which was ultimately approved by Haynes’ creditors and the Bankruptcy Court. Differences between actual cash flows, interest rates, the effective tax rate and the assumptions used would have a material effect on the reorganization value.

The allocation of the reorganization value as of the effective date of the plan of reorganization is summarized as follows and shown to be less than the Company’s post-petition liabilities and allowed claims:

Common equity value	$118,736
Revolver debt, European debt, and capital leases, less cash	81,264
Reorganization value	$200,000
Post-petition liabilities and allowed claims
Current liabilities	$116,137
Pension and post-retirement benefits and other long term debt	124,775
Liabilities subject to compromise:
Senior notes	140,000
Accrued interest on senior notes	9,363
Accrued fees to an affiliate of Holdings	1,612
Total liabilities and allowed claims	391,887
Reorganized value	200,000
Excess of liabilities over reorganized value	$191,887

The following table reflects adjustment to the consolidated balance sheet resulting from implementation of the plan of reorganization and application of fresh start reporting on August 31, 2004, the effective date of the reorganization.

	Predecessor						Successor
	Haynes International, Inc. August 31, 2004		Plan of Reorganization		Fresh Start		Haynes International, Inc. August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,660		$—		$—		$2,660
Restricted cash	1,009						1,009
Accounts receivable	50,087		—		—		50,087
Inventories, net	100,603		—		30,982	(b)	131,585
Refundable income taxes	656						656
Total current assets	155,015		—		30,982		185,997
Property, plant and equipment, net	38,998		—		40,810	(b)	79,808
Deferred income taxes	547		—		36,143	(d)	36,690
Prepayments and deferred charges, net	12,376		—		(9,891	)(b)	2,485
Goodwill	—		—		40,353	(c)	40,353
Other intangible assets	—		—		12,467	(b)	12,467
Total assets	$206,936		$—		$150,864		$357,800
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$27,732		$—		$—		$27,732
Accrued postretirement benefits	4,890		—		—		4,890
Revolving credit facility	82,466		—		—		82,466
Deferred income taxes	—		—		6,692	(d)	6,692
Current maturities of long term debt	1,049		—		—		1,049
Total current liabilities	116,137		—		6,692		122,829
Long term debt	1,418		—		—		1,418
Accrued pension and postretirement benefits	123,357		—		(8,540	)(b)	114,817
Liabilities subject to compromise	150,975		(150,975	)(a)	—		—
Total liabilities	391,887		(150,975)		(1,848)		239,064
Commitments and contingencies
Stockholders’ equity (deficiency):
Old common stock, $0.01 par value (100 shares authorized, issued and outstanding)
New common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 shares issued and outstanding)			10				10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding
Old additional paid-in capital	51,381		—		(51,381)		—
New additional paid-in capital			118,726	(a)	—		118,726
Accumulated deficit	(236,449)		32,239	(a)	204,210		—
Accumulated other comprehensive income	117		—		(117)		—
Deferred stock compensation	—		—		—		—
Total stockholders’ equity (deficiency)	(184,951	)(c)	150,975	(c)	152,712	(c)	118,736 (c)
Total liabilities and stockholders’ equity (deficiency)	$206,936		$—		$150,864		$357,800

(a)           To reflect the cancellation of debt related to the settlement of the pre-petition liabilities subject to compromise:

Liabilities subject to compromise	$150,975
New common stock and additional paid-in capital	(118,736)
Gain on cancellation of debt	$32,239

(b)          To reflect fresh start accounting adjustments related to the revaluation of certain assets and liabilities to fair market value:

Inventories
Fair value adjustments	$30,982
Property, Plant and Equipment
Fair value adjustments—Machinery and equipment	$41,628
Fair value adjustments—Buildings	(859)
Fair value adjustments—Land	41
$40,810
Prepayments and Deferred Charges
Europe debt issuance cost write-off	$(245)
Adjust pension assets	(9,646)
$(9,891)
Other Intangibles
Fair value adjustments—Patents	$8,667
Fair value adjustments—Trademarks	3,800
$12,467
Accrued Pension and Post-retirement Benefits
Adjust pension liabilities	$(8,540)

(c)           To reflect the calculation of goodwill:

Predecessor stockholders’ deficiency at August 31, 2004	$(184,951)
Cancellation of debt	150,975
Successor equity at August 31, 2004	(118,736)
Fresh start reporting and fair value adjustments	(152,712)
Fair value adjustments	84,259
Deferred income tax adjustments	29,451
Debt issuance cost write-off	(245)
Pension adjustments	(1,106)
Goodwill at August 31, 2004	$(40,353)

(d)          Deferred income tax accounts were adjusted to give effect to temporary differences between the new accounting and carryover tax bases.

Note 2.   Summary of Significant Accounting Policies

A.   Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated. The Company develops manufactures and markets technologically advanced, high-performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Paris, France; Openshaw, England; Zurich, Switzerland; and Shanghi, China; and a sales office in Singapore and India. In October 2003, management decided to close its manufacturing operations in Openshaw, England and operate only as a distribution service center. In April 2005, the Company sold eight acres of the Openshaw site for a gain of $2.1 million which is reflected as a reduction of selling, general and administrative expense.

Branford Acquisition

On November 5, 2004, Haynes Wire Company (“Haynes Wire”), a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash. As part of the transaction, Haynes Wire acquired a wire manufacturing facility in Mountain Home, North Carolina, which includes plant and equipment, accounts receivable and inventory with fair values of $2,615, $2,190, and $3,620, respectively. Because the effect of the acquisition is not material to the consolidated results of operations, supplemental pro forma results of operations information have been omitted. Haynes Wire also entered into a non-compete agreement with the former president and owner, restricting his ability to compete with Haynes Wire’s operations for a period of seven years following the closing date. The non-compete agreement requires Haynes Wire to make total payments of $770, with $110 paid at closing and the remaining $660 paid in equal installments on the next six anniversaries of the closing date. On April 11, 2005 pursuant to the terms of the non-compete agreement, the Company deposited the remaining $660 of installments to be paid pursuant to the non-compete agreement into an escrow account. This amount is classified as restricted cash. Non-compete amortization expense for fiscal 2005 was $77.

B.   Cash and Cash Equivalents

The Company considers all highly liquid investment instruments, including investments with original maturities of three months or less at acquisition, to be cash equivalents, the carrying value of which approximates fair value due to the short maturity of these investments.

C.   Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company markets its products to a diverse customer base, both in the United States of America and overseas. Trade credit is extended based upon evaluation of each customer’s ability to perform its obligation, which is updated periodically. The Company purchases credit insurance for certain foreign trade receivables.

D.   Revenue Recognition

The Company recognizes revenue when title passes to the customer which is generally at the time of shipment with freight terms of FOB shipping point or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience and has not had a history of returns that have exceeded recorded allowances.

E.   Inventories

Inventories are stated at the lower of cost or market. Prior to October 1, 2003, the cost of domestic inventories was determined using the last-in, first-out (“LIFO”) method (approximately 70% of the inventory at October 1, 2003). The cost of foreign inventories was determined using the first-in, first-out (“FIFO”) method. Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the LIFO method to the FIFO method (see Note 3). All prior periods have been restated to reflect the FIFO method. Management of the Company believes that the FIFO method is preferable to LIFO, because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory, (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. Cost of goods sold for the year ended September 30, 2005 and the one month ended September 30, 2004 includes $25,414 and $5,083 respectively of additional costs resulting from fresh start write-up adjustments.

F.   Intangible Assets and Goodwill

Goodwill was created as a result of the Chapter 11 reorganization and fresh start accounting. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Pursuant to SFAS No. 142 goodwill is not amortized and the value of goodwill be reviewed annually for impairment. If the carrying value exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

The Company also has patents and trademarks. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment annually. Amortization of the patents was $1,886 for the year ended September 30, 2005 and $164 for the one month period ended September 30, 2004. Amortization expense is expected to be $1,749 in 2006, $914 in 2007, $768 in 2008, $560 in 2009, and $292 in 2010.

Goodwill and trademarks were tested for impairment on August 31, 2005 with no impairment recognized because the fair values exceeded the carrying values. Goodwill increased during year ended September 30, 2005 by $2,702 due to the finalization of pre-emergence net operating loss carryforwards.

G.   Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives. Buildings and machinery and equipment for Haynes-successor are generally depreciated over estimated useful lives ranging from five to fourteen years. Buildings and machinery and equipment for Haynes-predecessor were generally depreciated over estimated useful lives ranging form five to forty years.

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

H.   Environmental Remediation

When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the expected costs of post-closure monitoring based on historical experience.

I.   Pension and Post-Retirement Benefits

The Company has defined benefit pension and post-retirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and post-retirement plan assets and liabilities based on current market conditions and expectations of future costs. As a result of fresh start reporting, the intangible pension asset of $9,646 was written off and the accrued pension and post-retirement liabilities were written down by $8,540 in the eleven month period ended August 31, 2004.

J.   Foreign Currency Exchange

The Company’s foreign operating entities’ financial statements are stated in the functional currencies of each respective country, which are the local currencies. Substantially all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of comprehensive income (loss) and transaction gains and losses are reflected in the consolidated statements of operations.

K.   Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for the year ended September 30, 2005, one month ended September 30, 2004, the eleven month period ended August 31, 2004, and for the year ended September 30, 2003 were $2,621, $226, $2,286, and $2,747, respectively.

L.   Income Taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets is dependent on the Company’s ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

The Company regularly reviews its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

M.   Deferred Charges

Deferred charges as of September 30, 2005 consisted of debt issuance costs of $465 arising from the amendment to the debt agreement that occurred in fiscal 2005. These charges are being amortized over the remaining term of the debt agreement using the straight line method. Accumulated amortization at September 30, 2005 is $11. All prior debt issuance costs in fiscal 2004 were expensed upon adoption of fresh start reporting.

N.   Stock Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” No compensation expense was recognized by Haynes-predecessor for its stock option plan under the provisions of Accounting Principles Board Opinion (“APB”) No. 25. Haynes-successor has recorded compensation expense for stock options, since the exercise price of the stock options was less than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income (loss) would have been the following:

	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
	Restated (Note 3)
Net income (loss) as reported	$(72,255)	$170,734	$(3,646)	$(4,134)
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effect	—	—	74	788
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(24)	(22)	(128)	(1,475)
Adjusted net income (loss)	$(72,279)	$170,712	$(3,700)	$(4,821)
As reported net income (loss) per share:
Basic	$(722,550)	$(1,707,340)	$(.36)	$(.41)
Diluted	$(722,550)	$(1,707,340)	$(.36)	$(.41)
Pro forma net income (loss) per share:
Basic	$(722,790)	$(1,707,120)	$(.37)	$(.48)
Diluted	$(722,790)	$(1,707,120)	$(.37)	$(.48)

Using fair value method of SFAS 123, the total fair value of the options granted on August 31, 2004 was $7,618. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 2.74%, expected volatilities assumed to be 70%, and expected lives of 3 years. An additional 60,000 options were granted during year ended September 30, 2005 with a total fair value of $545 using similar option pricing model assumptions.

O.   Financial Instruments and Concentrations of Risk

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2005, the Company had no foreign currency exchange options outstanding.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2005, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. In addition, the carrying amount of the Company’s debt approximates fair value.

During 2005, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management’s expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

P.   Accounting Estimates

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

Q.   Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires two presentations of earnings per share—“basic” and “diluted.” Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued less any treasury stock purchased. The treasury stock method is used, which assumes that the Company will use the proceeds from the exercise of the options to purchase shares of stock for treasury. Diluted earnings per share for the one month ended September 30, 2004 and the year ended September 30, 2005 exclude all stock options, because their effect would be anti-dilutive due to the net loss.

R.   New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Management does not expect a significant impact of this new accounting standard on the financial statements.

In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, Accounting for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective for periods ending on or after December 21, 2004. These FSPs had no effect on the consolidated financial statements for the year ended September 30, 2005 and the Company does not expect these FSPs to impact its future results of operations and financial position.

In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will be implementing this method beginning October 1, 2005.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). This statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect a significant impact of this statement on its financial condition and results of operation.

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

S.   Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including minimum pension and foreign currency translation adjustments, net of tax when applicable.

Note 3   Inventories

Effective October 1, 2003, the Company changed its inventory costing method for domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Management of the Company believes that the FIFO method is preferable to LIFO because (i) FIFO inventory values presented in the Company’s balance sheet will more closely approximate the current value of inventory (ii) costs of sales are still appropriately charged in the period of the related sales, and (iii) the change to FIFO method for domestic inventories results in the Company using a uniform method of inventory valuation globally. In accordance with generally accepted accounting principles, the change has been applied by restating the prior years’ consolidated financial statements. The effect of this restatement was to decrease inventories at September 30, 2003 and increase the accumulated deficit as of September 30, 2003 by $13.8 million and increase cost of sales and net loss in the year ended September 30, 2003 by $9.2 million.

As a part of fresh start reporting described in Note 1, inventory was written-up by $30,497 to fair value as of August 31, 2004 and was expensed as the inventory was sold. Expense of $25,414 and $5,083 was recognized for the year ended September 30, 2005 and the one month ended September 30, 2004, respectively, for this fair value adjustment. The following is a summary of the major classes of inventories:

	September 30, 2004	September 30, 2005
Raw materials	$8,391	$6,740
Work-in-process	60,696	83,232
Finished goods	60,370	56,517
Other, net	1,297	1,371
	$130,754	$147,860

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data and otherwise noted)

Note 4    Property, Plant and Equipment

As part of fresh start reporting described in Note 1, property, plant and equipment was written-up by $40,810 to fair  value as of August 31, 2004 and resulted in additional depreciation expense of $2,902 for the year ended September 30, 2005 and $239 for the one month period ended September 30, 2004.

The following is a summary of the major classes of property, plant and equipment:

	September 30, 2004	September 30, 2005
Land and land improvements	$3,382	$2,551
Buildings	4,472	7,076
Machinery and equipment	68,966	73,504
Construction in process	3,709	5,624
	80,529	88,755
Less accumulated depreciation	(494)	(3,630)
	$80,035	$85,125

The Company has $4,515 and $0 of assets purchased under capital leases, which are included in machinery and equipment at September 30, 2004 and 2005, respectively. The corresponding accumulated depreciation on assets purchased under capital leases was $4,289 and $0 at September 30, 2004 and 2005, respectively.

Note 5    Accounts Payable and Accrued Expenses

The following is a summary of the major classes of accounts payable and accrued expenses:

	September 30, 2004	September 30, 2005
Accounts payable, trade	$23,012	$31,673
Employee compensation	6,267	4,885
Taxes, other than income taxes	1,625	1,087
Other	3,261	7,850
	$34,165	$45,495

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
	Restated (Note 3)
Income (loss) before provision for income taxes:
U.S.	$(19,075)	$172,906	$(6,461)	$(9,950)
Foreign	(93)	(2,082)	1,055	3,705
Total	$(19,168)	$170,784	$(5,406)	$(6,245)
Income tax provision (benefit):
Current:
U.S. Federal	$57	$36	$13	$1,630
Foreign	45	10	(51)	391
State	—	44	15	1,541
Total	102	90	(23)	3,562
Deferred:
U.S. Federal	(6,226)	—	(1,913)	(4,068)
Foreign	(297)	—	483	183
State	(799)	—	(307)	(1,788)
Total	(7,322)	—	(1,737)	(5,673)
Total provision (benefit) for income taxes before valuation allowance	(7,220)	90	(1,760)	(2,111)
Valuation allowance	60,307	—	—	—
Total provision (benefit) for income taxes	$53,087	$90	$(1,760)	$(2,111)

The provision (benefit) for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
	Restated (Note 3)
Statutory federal tax rate	34%	34%	34%	34%
Tax provision (benefit) at the statutory rate	$(6,517)	$58,080	$(1,838)	$(2,123)
Foreign tax rate differentials	(124)	718	85	(685)
Provision (benefit) for state taxes, net of federal taxes	(528)	29	(193)	(163)
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	—	—	—	121
Other, net	(51)	851	21	111
Valuation allowance	60,307	—	—	—
Forgiveness of debt income, fresh start accounting adjustments	—	(62,883)	—	—
Non-deductible restructuring costs	—	3,295	165	628
Provision at effective tax rate	$53,087	$90	$(1,760)	$(2,111)

Upon emergence from bankruptcy, the tax bases of assets and liabilities were carried over to Haynes—successor. Deferred income tax amounts were recorded in fresh start accounting for temporary differences between the accounting and tax bases of assets and liabilities. Goodwill recorded in fresh start accounting is a permanent difference, and therefore, deferred income taxes were not provided.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2004	September 30, 2005
Current deferred tax assets (liabilities):
Inventories	$(9,127)	$3,344
Post-retirement benefits other than pensions	1,738	1,932
Accrued expenses and other	450	574
Environmental accrual	421	538
Accrued compensation and benefits	2,008	1,200
Other foreign related	(495)	(290)
Total net current deferred tax assets (liabilities)	(5,005)	7,298
Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(17,804)	(17,400)
Intangible assets	(4,860)	(4,015)
Other foreign related	—	368
Undistributed earnings of foreign subsidiaries	(376)	(49)
Postretirement benefits other than pensions	44,855	45,065
Net operating loss carryforwards	11,949	—
Alternative minimum tax credit carryforwards	769	1,601
Accrued compensation and benefits	768	1,444
Debt issuance costs	1,350	651
Total net noncurrent deferred tax assets	36,651	27,665
Net deferred tax assets (liabilities)	$31,646	$34,963

At September 30, 2005, the Company evaluated whether the utilization of net deferred tax assets was more likely than not. Based upon the new capital structure and fiscal 2005 results of operations adjusted for fresh start cost of sales expense (see Note 3), management believes realization of net deferred tax assets is more likely than not.

As of September 30, 2004, the Company had net operating loss carryforwards for regular U.S. federal tax purposes of approximately $24,967, which were used in 2005. During 2005, goodwill was increased and deferred income tax asset decreased by $2,702 due to finalization of pre-emergence net operating loss carryforwards.

The Company has excluded undistributed earnings of $18,414 of three foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide for taxes on such amounts.

Note 7   Restructuring Costs

During the eleven months ended August 31, 2004, Haynes—predecessor recorded restructuring costs of $4.0 million, related to its Chapter 11 filing. These costs consisted of pre-petition professional fees and credit facilities fees. During the one month ended September 30, 2004 and the year ended September 30, 2005, Haynes—successor recorded restructuring costs of $0.4 million and $0.6 million, respectively. These costs consist of professional fees related to its Chapter 11 filing.

Note 8    Reorganization Items

Reorganization items represent income from fresh-start adjustments and costs incurred by the Company as a result of the bankruptcy petition and are summarized as follows:

Predecessor
Eleven Months Ended August 31, 2004
Consulting fees	$3,982
Employment costs	489
Write off Senior Note discount and debt issuance costs	481
Revolver debt issue costs	1,599
Amendment fees	184
Travel and other expenses	104
Fees related to an agreement with previous Chairman	430
Directors’ fees	29
Gain on cancellation of debt	(32,239)
Fresh Start reporting adjustments and fair value adjustments	(152,712)
$(177,653)

Note 9   Debt

As discussed in Note 1, on March 29, 2004, the Company and its U.S. subsidiaries and U.S. affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company’s $140 million of Senior Notes due on September 1, 2004, accrued and unpaid interest of $9.4 million on the Senior Notes, and accrued and unpaid Blackstone Group monitoring fees of $1.6 million were classified as liabilities subject to compromise. Effective March 29, 2004, the Company ceased accruing interest on the Senior Notes and other U.S. subsidiaries and U.S. affiliates’ pre-petition debt in accordance with SOP 90-7.

The Company and its U.S. operations had a credit agreement, as amended, (the “Prepetition Credit Agreement”), with Fleet Capital Corporation, which provided the Company and its U.S. subsidiaries and U.S. affiliates with a $72 million revolving facility.

In April 2004, Congress Financial Corporation (Central) (“Congress”) agreed to provide the Company with two post-petition facilities maturing in April 2007. Haynes UK entered into a credit agreement (the “Haynes UK Credit Agreement”) which provides Haynes UK with a $15 million credit facility. In addition, the Company entered into a credit agreement (the “Postpetition Credit Agreement”) which provides the Company with a $100 million credit facility with a sub-limit of $10 million for letters of credit, all subject to a borrowing base formula and certain reserves. The amounts outstanding under the Haynes UK Credit Agreement facility reduce amounts available to be borrowed under the Postpetition Credit Agreement facility on a dollar for dollar basis. Borrowings under the Postpetition Credit Agreement facility were used to repay the outstanding indebtedness under the Prepetition Credit Agreement.

Borrowings under the Postpetition Credit Agreement are either prime rate loans or Eurodollar loans and bear interest at either the prime rate plus up to 1.5% or the adjusted Eurodollar rate used by Congress plus up to 3.0%, at the Company’s option. In addition, the Company pays monthly in arrears a commitment fee of  3/8% per annum on the unused amount of the Postpetition Facility commitment. For letters of credit, the Company pays 2 1/2% per annum on the daily outstanding balance of all issued letters of credit ($972 and $806 at September 30, 2005 and 2004, respectively) plus customary fees for issuance, amendments, and processing.

When the Company emerged from bankruptcy on August 31, 2004, the Postpetition Credit Agreement structure and loan limits continued, and a new $10 million multi-draw equipment acquisition term loan sub-facility was added (collectively, the “Post-Effective Date Facility”). The Post-Effective Date Facility is subject to a borrowing base formula and certain reserves and is secured by substantially all of the assets of the Company. This credit facility is classified as current pursuant to EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Arrangements that Include Both Subjective Acceleration Clause and a Lock-Box Arrangement.”

The Postpetition Credit Agreement structure was revised, per Amendment No. 4 dated August 31, 2005, by and among the Company and Wachovia Capital Finance Corporation (“Wachovia”), formerly known as Central. The maximum credit amount under this agreement is $130 million with the maturity date of April 12, 2009.

Debt consists of the following (in thousands):

	September 30, 2004	September 30, 2005
Postpetition Revolving Credit Agreement Facilities, 4.59% 2004; 6.17% 2005, expires April 2009	$82,482	$104,468
Five year mortgage note, 2.95%, due in December 2005 (Swiss Subsidiary)	$1,526	$1,391
Other	880	524
Equipment term loan principal and interest due monthly over 72 months, variable interest rate (4.84% at September 30, 2004)	1,105	—
	3,511	1,915
Less amounts due within one year	1,049	1,501
	$2,462	$414

The credit facility requires that the Company comply with certain financial covenants and restricts the payment of dividends. The carrying amount of debt approximates fair value, because substantially all debt bears interest at variable interest rates.

The Company’s French subsidiary (Haynes International, SARL) has an overdraft banking facility of 1,570 Euro ($1,882) all of which was available on September 30, 2005. The Company’s Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 1,000 Swiss Francs ($776) all of which was available on September 30, 2005.

Maturities of long-term debt are as follows at September 30, 2005:

Year Ending
2006	$1,501
2007	83
2008	83
2009	83
2010	83
2011 and thereafter	82
$1,915

Note 10   Pension Plan and Retirement Benefits

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

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company.

The Company made a contribution of $1,443 to the domestic Company-sponsored pension plans for the eleven months ended August 31, 2004 with the remaining employer contribution being the U.K. subsidiary contributing to the U.K. pension plan. The Company made no contributions to fund its domestic pension plans for the one month ended September 30, 2004 or the year ended September 30, 2005. The employer contributions of $76 and $1,058 for the one month ended September 30, 2004 and the year end September 30, 2005 was the U.K. subsidiary contributing to the U.K. pension plan.

The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans			Post-Retirement Health Care Benefits
	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
Change in Benefit Obligation:
Projected benefit obligation at beginning of period	$147,335	$149,623	$149,601	$108,156	$88,514	$88,761
Service cost	2,933	265	3,283	1,524	97	1,264
Interest cost	7,991	753	8,967	5,774	451	5,261
Losses (gains)	360	(120)	10,119	(21,401)	69	36,747
Employee contributions	85	7	64	—	—	—
Benefits paid	(9,081)	(927)	(9,333)	(5,539)	(370)	(5,320)
Projected benefit obligation at end of period	$149,623	$149,601	$162,701	$88,514	$88,761	$126,713
Change in Plan Assets:
Fair value of plan assets at beginning of period	$115,256	$120,473	$121,550	$—	$—	$—
Actual return on assets	12,405	1,921	15,476	—	—	—
Employer contributions	1,808	76	1,058	5,539	370	5,320
Employee contributions	85	7	63	—	—	—
Benefits paid	(9,081)	(927)	(9,333)	(5,539)	(370)	(5,320)
Fair value of plan assets at end of period	$120,473	$121,550	$128,814	$—	$—	$—
Funded Status of Plan:
Unfunded status	$(29,150)	$(28,051)	$(33,887)	$(88,514)	$(88,761)	$(126,713)
Unrecognized actuarial loss (gain)	—	(1,211)	3,163	—	69	36,816
Net amount recognized	$(29,150)	$(29,262)	$(30,724)	$(88,514)	$(88,692)	$(89,897)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Post-Retirement Health Care Benefits
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Accrued benefit liability	$(29,262)	$(30,724)	$(88,692)	$(89,897)
Net amount recognized	$(29,262)	$(30,724)	$(88,692)	$(89,897)

The Company follows SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” which requires the cost of postretirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and post-retirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
Service cost	$3,187	$2,933	$265	$3,283
Interest cost	8,526	7,991	753	8,967
Expected return on assets	(10,418)	(9,095)	(830)	(9,730)
Amortization of unrecognized net gain	135	633	—	—
Amortization of unrecognized prior service cost	832	763	—	—
Amortization of unrecognized transition obligation	98	97	—	—
Net periodic cost	$2,360	$3,322	$188	$2,520

	Post-Retirement Health Care Benefits
	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
Service cost	$2,047	$1,524	$97	$1,264
Interest cost	6,339	5,774	451	5,261
Amortization of unrecognized net gain	509	313	—	—
Amortization of unrecognized prior service cost	(3,378)	(3,096)	—	—
Net periodic cost	$5,517	$4,515	$548	$6,525

During fiscal 2003, certain actuarial assumptions were revised based on updated census data. This change in estimate reduced fiscal 2003 post-retirement health care benefit expenses by approximately $6.2 million.

A 7.2% (7.6%-2004) annual rate of increase for ages under 65 and an 8.1% (8.7%-2004) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2005, gradually decreasing for both age groups to 5.0% (5.0%-2004) by the year 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in 2005:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$802	$(602)
Effect on accumulated post-retirement benefit obligation	21,242	(16,922)

The actuarial present value of the projected pension benefit obligation and post-retirement health care benefit obligation for the domestic plans at September 30, 2003, 2004, and 2005 were determined based on the following assumptions:

	Predecessor	Successor
	September 30, 2003	September 30, 2004	September 30, 2005
Discount rate	6.500%	6.125%	5.750%
Rate of compensation increase	4.000%	4.000%	4.000%

The net periodic pension and post-retirement heath care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Post-Retirement Health Care Plans
	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
Discount rate	6.500%	6.250%	6.125%	6.125%
Expected return on plan assets	9.000%	9.000%	9.000%	8.500%
Rate of compensation increase	4.000%	4.000%	4.000%	4.000%

The Company has non-qualified pensions for current and former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2003, for the eleven months ended August 31, 2004 and the one-month ended September 30, 2004, and for the year ended September 30, 2005 was $136, $1,358, $55 and $409, respectively. Accrued liabilities in the amount of $2,355 and $2,065 for these benefits are included in accrued pension and post-retirement benefits at September 30, 2005 and 2004, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the year ended September 30, 2003, the eleven months ended August 31, 2004, the one month ended September 30, 2004, and for the year ended September 30, 2005.

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary. Expenses associated with this plan for the year ended September 30, 2003, the eleven months ended August 31, 2004 and the year ended September 30, 2005 totaled $437, $474 and $545, respectively. The Company did not contribute to this plan for the one month ended September 30, 2004.

The accumulated benefit obligation for the pension plans was $146,705 and $135,785 at September 30, 2005 and 2004, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $162,701, $146,705 and $128,814 respectively, as of September 30, 2005, and $149,601, $135,785 and $121,550, respectively, as of September 30, 2004.

The Company’s pension plans weighted-average asset allocations by asset category are as follows:

	September 30,
	2004	2005
Equity Securities	59%	63%
Debt Securities	32%	31%
Real Estate	5%	6%
Other	4%	0%
Total	100%	100%

The primary financial objectives of the Plan are to minimize cash contributions over the long-term and preserve capital while maintaining a high degree of liquidity. A secondary financial objective is, where possible, to avoid significant downside risk in the short-run. The objective is based on a long-term investment horizon so that interim fluctuations should be viewed with appropriate perspective.

The desired investment objective is a long-term real rate of return on assets that is approximately 7.00% greater than the assumed rate of inflation as measured by the Consumer Price Index, assumed to be 1.50%, equaling a nominal rate of return of 8.50%. The target rate of return for the Plan has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class. The Company realizes that the market performance varies and that a 7.00% real rate of return may not be meaningful during some periods. The Company also realizes that historical performance is no guarantee of future performance.

It is the policy of the Plan to invest assets with an allocation to equities as shown below. The balance of the assets shall be maintained in fixed income investments, and in cash holdings, to the extent permitted below.

Asset classes as a percent of total assets:

Asset Class	Target(1)
Equity	60%
Fixed Income	35%
Real Estate	5%

(1)          From time to time the Company may adjust the target allocation by an amount not to exceed 10%.

Pension and post-retirement health care benefits (which include expected future service) are expected to be paid as follows:

Fiscal Year Ending September 30	Pension	Post-retirement Health Care
2006	$9,441	$5,527
2007	9,547	5,787
2008	9,597	6,024
2009	9,705	6,347
2010	9,915	6,600
2011-2015 (in total)	52,668	37,142

The Company expects to contribute approximately $0 to its domestic pension plans, $5,527 to its domestic other post-retirement benefit plans, and $1,056 to the U.K. pension plan in 2006.

Note 11   Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,185, $1,966, $187, and $2,778 for the years ended September 30, 2003, for the eleven months ended August 31, 2004, the one month ended September 30, 2004 and for the year ended September 30, 2005, respectively. Rent expense is net of income from sub-lease rentals totaling $125, $151, $14, and $179 for the years ended September 30, 2003, for the eleven months ended August 31, 2004, the one month ended September 30, 2004 and for the year ended September 30, 2005, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2005, are as follows:

Operating
2006	$2,948
2007	2,342
2008	2,269
2009	751
2010	508
2011 and thereafter	0
$8,818

Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $1,079 due in the future.

Note 12   Environmental and Legal

The Company is periodically involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental matters. Future expenditures for environmental and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the US Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. A closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure is ongoing there. The Company has an application pending for approval of closure and post-closure care for another area at its Kokomo facility and for the lagoon area at its Mountain Home, North Carolina facility. The Company is required to monitor groundwater at its Kokomo facility and to continue post-closure maintenance of the former disposal areas at both Kokomo and Mountain Home for 30 years from the date of closure. The Company is aware of elevated levels of certain contaminants in the groundwater at the Kokomo facility. If it is determined that the disposal areas or other solid waste management units at the Kokomo facility have impacted the groundwater underlying the Kokomo, Indiana facility, additional corrective action by the Company could be required. The potential costs of these additional corrective actions cannot be accurately determined at this time and are not reflected in the accrual. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing and determined to exist at its facilities.

As of September 30, 2004 and 2005, the Company has accrued $1,067 and $1,363, respectively, for post-closure monitoring and maintenance activities. In accordance with SFAS 143, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that number by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. In 2003, 2004 and 2005, the Company paid approximately $90 per year for post-closure monitoring and maintenance costs on closed sites. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $90 per year over the remaining obligation period.

Note 13   Related Parties

On November 7, 2005, the Compensation Committee of the Board of approved a compensation arrangement whereby members of the Board of Directors who are requested by the Chairman of the Board of Directors to provide services to the Company which are over and above the services that are routinely provided to the Company by its directors are to be compensated in the amount of $1 thousand per day for each day on which such services are provided.

From October 1, 2003 through September 30, 2004, the Company had an agreement with the previous Chairman of the Board to perform services related to implementing various strategic initiatives, including but not limited to financial restructuring. The Company believed that the Chairman’s knowledge, skill and experience were essential to achieving the strategic initiatives. Costs relating to this agreement of $430 are included in reorganization items for the year ended September 30, 2004.

The Company expensed an annual monitoring fee of $950 payable to its private equity sponsor, which is included in selling, general and administrative expenses for the year ended September 30, 2003.

Note 14   Stock-based Compensation

As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Haynes International, Inc., as well as all options to purchase or otherwise receive shares of Holdings common stock.

In connection with the plan of reorganization, the Haynes—successor has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock. On August 31, 2004, recipients of the initial grant received 10-year stock options, which will vest at 33 1/3% per year over three years. The exercise price for the initial grant of options was $12.80 per share. The fair value of the Company’s common stock on the stock option grant date was $15.37 per share without regard to any adjustment for lack of marketability or minority discount, but based upon a contemporaneous valuation of the enterprise as a whole using the same discounted cash flow method used in determining the reorganization value of the Company as described in Note 1. Factors contributing to the increased value of the Company at August 31, 2004 include an improvement in operating performance of the Company since March 2004 (higher-than-projected product selling prices and production volumes), overall improvement in market conditions for the high-performance alloy industry and revised financial forecasts to reflect the Company’s improved operating performance and the improvement in market conditions. There were no other changes to the underlying assumptions from those used in the March 2004 valuation as described in Note 1. Deferred stock compensation of $2,419 was recorded on the grant date, which is being amortized over the vesting period. For the one month ended September 30, 2004, and the year ended September 30, 2005, $123 and $1,302, respectively, of deferred stock compensation was amortized and recorded as compensation expense. An additional 60,000 grants were made during fiscal year 2005 with an exercise price of $19.00 per share which was higher than the fair value of the Company’s common stock on the grant date. Accordingly, no deferred stock compensation was recorded for the new grants. As of September 30, 2005, options to purchase 900,000 shares of the Company’s common stock were outstanding under the stock option plan and 100,000 options were available for future grants.

On November 7, 2005, the Board of Directors of the Company approved an amendment of the Haynes International, Inc. Stock Option Plan (“the Plan”), whereby, in the event of a Change in Control (as defined in the Plan) of the Company, all outstanding options to purchase shares of the Company’s common stock would become and remain exercisable as to all shares covered by such options without regard to any vesting schedule without any action by the Board of Directors or the Compensation Committee. The Plan had previously authorized the Board of Directors to accelerate the vesting of options upon a Change in Control in its discretion. All of the directors and certain executive officers of the Company hold options under the Plan.

Pertinent information covering stock option plans for Holdings and Haynes-successor are as follows:

	Number of Shares	Exercise Price Per Share	Fiscal Year of Expiration	Shares Exercisable	Weighted Average Exercise Prices	Weighted Average Price for Currently Exercisable
Predecessor
Outstanding at September 30, 2002	1,004,132	$2.00-10.15	2003-2010	693,632	$3.42
Granted	—
Exercised	(2,400)	2.00			$2.00
Canceled	(232,100)	2.00-8.00			$2.47
Outstanding at September 30, 2003	769,632	2.00-10.15	2003-2010	587,632	$3.14
Granted	—
Exercised	—
Canceled	(769,632)			(587,632)
	—			—

Successor
Granted	940,000	$12.80
Exercised	—
Canceled	—
Outstanding at September 30, 2004	940,000	$12.80	2014	—	$12.80
Granted	60,000	$19.00	2015		$19.00
Exercised
Canceled	(100,000)	12.80			12.80
Outstanding at September 30, 2005	900,000	$12.80-19.00	2014-2015	280,000	$13.21	$12.80

Note 15   Quarterly Data (unaudited)

The unaudited quarterly results of operations of Haynes-successor for the year ended September 30, 2005 and the period September 1, 2004 to September 30, 2004 and for Haynes-predecessor for the period October 1, 2003 to August 31, 2004 are as follows:

	2005
	Successor
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$66,043	$86,196	$79,638	$93,112
Gross profit	(2,577)	7,683	16,938	14,276
Net income (loss)	(8,584)	(2,931)	5,555	1,826
Net income (loss) per share:
Basic	(0.86)	(0.29)	.56	.18
Diluted	(0.86)	(0.29)	.55	.18

	2004
	Predecessor				Successor
	Quarter Ended December 31	Quarter Ended March 31	Quarter Ended June 30	Two Months Ended August 31	One Month Ended September 30
Net revenues	$46,561	$57,972	$60,747	$43,823	$24,391
Gross profit	7,366	9,547	11,620	8,918	(1,745)
Restructuring and other charges	601	3,426	—	—	429
Operating income (loss)	465	(1,265)	5,114	2,786	(5,058)
Reorganization items	—	471	1,712	(179,836)	—
Net income (loss)	(4,338)	(6,498)	2,086	179,484	(3,646)
Net income (loss) per share:
Basic	(43,380)	(64,980)	20,860	1,794,840	(.36)
Diluted	(43,380)	(64,980)	20,860	1,794,840	(.36)

Note 16   Segment Reporting

The Company operates in one business segment: the design, manufacture and distribution of technologically advanced, high performance metal alloys for use in the aerospace and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

	Predecessor		Successor
	Year Ended September 30, 2003	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
Long-lived Assets by Geography:
United States	$34,912		$75,576	$81,078
Europe	5,317		4,459	4,047
Total long-lived assets	$40,229		$80,035	$85,125
Revenue by Geography:
United States	$103,593	$128,988	$14,304	$196,477
Europe	58,099	58,552	7,091	88,002
Other	16,437	21,563	2,996	40,510
Net Revenues	$178,129	$209,103	$24,391	$324,989
Revenue by Product Group:
High temperature alloys	$133,597	$152,645	$17,805	$243,742
Corrosive resistant alloys	44,532	56,458	6,586	81,247
Net revenues	$178,129	$209,103	$24,391	$324,989

Note 17   Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2005	$1,099	$733	$(318)	$1,514
September 30, 2004	1,221	23	(145)	1,099
August 31, 2004	974	568	(321)	1,221
September 30, 2003	723	692	(441)	974

(1)          Uncollectible accounts written off net of recoveries.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since the date of the Company’s most recent evaluation described above and made as of September 30, 2005, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

Item 9B.   Other Information

None

Part III

Item 10.   Directors and Executive Officers of the Registration

The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 2005. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with the Company
Francis J. Petro	65	President and Chief Executive Officer; Director
John C. Corey	58	Chairman of the Board; Director
Timothy J. McCarthy	65	Director
Donald C. Campion	57	Director
Paul J. Bohan	60	Director
Ronald W. Zabel	62	Director
William P. Wall	43	Director
Marcel Martin	55	Vice President, Finance; Chief Financial Officer; Treasurer
Charles J. Sponaugle	57	Vice President, Business Planning
August A. Cijan	50	Vice President, Operations
Daniel W. Maudlin	39	Controller, Chief Accounting Officer
Michael Douglas	53	Vice President, Arcadia Tubular Products
James A. Laird	53	Vice President, Research and European Sales & Marketing
Jean C. Neel	46	Vice President, Corporate Affairs
Gregory M. Spalding	49	Vice President, Sales—North America & Asian Sales
Scott R. Pinkham	38	Vice President, Manufacturing Planning

Mr. Petro was elected President and Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined Haynes, Mr. Petro was President and Chief Executive Officer of Inco Alloys International, a company owned by The International Nickel Company Of Canada. Mr. Petro is also a director of Algoma Steel, Inc.

Mr. Corey has been a director and the Chairman of the Board since the consummation of the Company’s Chapter 11 reorganization on August 31, 2004. Mr. Corey also serves as a member of the Corporate Governance Committee of the Board. He is the President, Chief Executive Officer, and a director of Safety Component International, Inc., a manufacturer of automotive airbags. Before becoming President and Chief Executive Officer of Safety Components International in October 2000, he served as President and Chief Operating Officer. He is also a Director of Stoneridge, Inc.

Mr. McCarthy has been a director since the consummation of the Company’s Chapter 11 reorganization on August 31, 2004. Mr. McCarthy also serves as the Chairman of the Compensation Committee and as a member of the Audit Committee of the Board. He is the President and Chief Executive Officer of C.E. Minerals, an industrial mineral business.

Mr. Campion has been a director since the consummation of the Company’s Chapter 11 reorganization on August 31, 2004. Mr. Campion also serves as the Chairman of the Audit Committee and as a member of the Compensation Committee of the Board. From January 2003 until July 2004, Mr. Campion served as Chief Financial Officer of Verifone, Inc. Mr. Campion previously served as Chief Financial Officer of several companies, including Special Devices, Inc., Cambridge, Inc., Oxford Automotive, Inc., and Delco Electronics Corporation. He has had experience with implementation of internal controls and Sarbanes-Oxley 404 compliance. Mr. Campion also currently serves on the Board of Directors of Catuity, Inc.

Mr. Bohan has been a director since the consummation of the Company’s Chapter 11 reorganization on August 31, 2004. Mr. Bohan also serves as the Chairman of the Corporate Governance Committee of the Board. He retired as a Managing Director of Citigroup in February 2001. Mr. Bohan currently serves on the Board of Directors of Arena Brands, Inc.; Revlon, Inc.; and the New York Police and Fire Widows’ and Children’s Benefit Fund.

Mr. Zabel has been a director since the consummation of the Company’s Chapter 11 reorganization on August 31, 2004. Mr. Zabel also serves as a member of the Compensation Committee of the Board. He is the Chief Executive Officer of the Springs Window Fashions division of Springs Industries.

Mr. Wall has been a director since the consummation of the Company’s Chapter 11 reorganization on August 31, 2004. Mr. Wall also serves on the Audit and Corporate Governance Committees of the Board. From July 2003 through April 2005, Mr. Wall served as a Partner in Andover Capital. Prior to that, he served as a Managing Director of Fidelity Capital Investors.

Mr. Martin was elected Vice President, Finance, Chief Financial Officer and Treasurer on July 1, 2004, after having served as Controller and Chief Accounting Officer of the Company since October 2000. From 1996 to 2000 Mr. Martin was Vice President of Finance and Chief Financial Officer of Duferco Farrell Corporation.

Mr. Sponaugle has served as Vice President, Business Planning of the Company since 2000, after having served as Vice President, Sales since June 1998.

Mr. Cijan has served as Vice President, Operations of the Company since April 1996.

Mr. Maudlin has served as Controller and Chief Accounting Officer effective as of September 20, 2004. Prior to his employment with the Company, Mr. Maudlin was corporate controller at Jordan Specialty Plastics, Inc. from April, 2001. Prior to that, he served as Group Controller for Heritage Environmental Services, Inc. from May 1991 through April 2001. Mr. Maudlin is a licensed CPA in the state of Indiana.

Mr. Douglas has served as Vice President, Tubular Products, and is accountable for the operations of the Arcadia Tubular Products Facility since joining the Company May 5, 2005. Mr. Douglas has over twenty years of prior executive management experience in the metals industry.

Mr. Laird has served as Vice President, Research and European Sales of the Company since July 2000, after having served in various sales and marketing positions with the Company since 1983.

Ms. Neel has served as Vice President, Corporate Affairs of the Company in April 2000, after having served as Director, Corporate Affairs since joining the Company in July 1999.

Mr. Spalding has served as Vice President, Sales—North America and Asian Sales since he joined Haynes in July 1999.

Mr. Pinkham has served as Vice President, Manufacturing Planning since March 2004, after having served in various manufacturing and production capacities with the Company prior to that date.

The Company’s by-laws authorize the board of directors to designate the number of directors to be not less than three nor more than nine. Upon emergence from Chapter 11 bankruptcy, the number of directors was set at seven. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Petro, to the terms of his employment contract.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee is responsible for retaining, reviewing and dismissing the independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter, and undertaking such other incidental functions as the board may authorize. The Audit Committee is also responsible for reviewing and approving conflict of interest transactions for the Company. The Board of Directors has determined that Mr. Campion is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). The Compensation Committee is responsible for administering the stock option plans, determining executive compensation policies and administering compensation plans and salary programs, including performing an annual review of the total compensation and recommended adjustments for all executive officers. The Corporate Governance Committee is responsible for assisting the board by overseeing the performance and composition of the board to ensure effective governance. Except for Mr. Petro, all of the members of the board of directors, including all of the members of the Audit Committee, the Compensation Committee and the Corporate Governance Committee, meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. On November 6, 2005 the Corporate Governance Committee selected a special committee consisting of three directors to investigate strategic alternatives for the Company.

The Company has adopted a code of ethics (as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934) that applies to its Chief Executive Officer, Chief Financial Officer, and Controller, as well as to the directors and other officers and employees of the Company, which is called the Code of Business Conduct and Ethics. This Code is posted on the Company’s website at www.haynesintl.com.

Item 11.                 Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth certain information concerning total compensation paid by the Company during its last three completed fiscal years to (i) its Chief Executive Officer during the last completed fiscal year, (ii) each of the Company’s four other most highly compensated executive officers, who served as executive officers as of September 30, 2005, and (iii) one individual who would have been one of such executive officers if he had been employed by the Company on September 30, 2004. (Collectively referred to as the “Named Executive Officers”).

		Annual Compensation(1)					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary $	Bonus $		Other Annual Compensation(2) $		Securities Underlying Options
Francis J. Petro	2005	$480,000	$460,000		$29,526		—
President & Chief Executive Officer	2004	473,077	0		28,084		200,000	(3)
	2003	422,404	264,000		10,605		—
August A. Cijan	2005	$190,000	$106,000		$8,167		—
Vice President, Operations	2004	178,051	0		4,171		100,000	(3)
	2003	157,687	63,000		4,158		—
Marcel Martin	2005	$190,000	$140,000		$8,021		—
Vice President, Finance & Chief	2004	163,992	0		3,678		100,000	(3)
Financial Officer, Treasurer	2003	146,356	30,000		3,654		—
James A. Laird	2005	$190,000	$106,000		$6,903		—
Vice President, Marketing,	2004	157,115	0		5,388		100,000	(3)
Research & European Sales	2003	136,913	40,000		3,725		—
Charles J. Sponaugle	2005	$162,000	$65,000		$7,366		—
Vice President, Business Planning	2004	162,000	0		3,866		50,000	(3)
	2003	152,965	30,000		2,915		—
Michael F. Rothman(4)	2005	$160,000	$75,000		$7,798		—
Vice President, Engineering &	2004	160,000	0		4,003		50,000	(3)
Technology	2003	151,077	45,000		3,953		—
Calvin S. McKay(5)	2005	$0	$180,000	(7)	$195,097	(7)	—
Vice President, Finance and Chief	2004	176,923	100,000	(6)	129,262	(7)	—
Financial Officer	2003	212,452	101,250		133,070		—

(1)                 Additional compensation in the form of perquisites was paid to certain of the named officers in the periods presented; however, the amount of such compensation was less than the level required for reporting.

(2)                 Premium payments to the group term life insurance plan, gain sharing payments and relocation reimbursements which were made by the Company, 401(k) match, executive disability, and 401(m) match.

(3)                 Pursuant to the Company’s plan of reorganization, all options granted to the Chief Executive Officer and the other named executive officers prior to August 31, 2004 were cancelled. The options set forth in the table were granted on August 31, 2004 pursuant to the plan of reorganization.

(4)                 Effective September 30, 2005, Mr. Rothman’s employment with the Company ceased. Please see “Management—Separation Agreement with the Company’s Vice President of Engineering and Technology” for details on the terms of Mr. Rothman’s departure.

(5)                 Mr. McKay left the Company effective July 1, 2004. Please see “Management—Separation Agreement with the Company’s Former Chief Financial Officer” for details on the terms of Mr. McKay’s departure.

(6)                 Represents amounts paid to Mr. McKay with respect to a signing bonus which vested upon the one-year anniversary of his employment.

(7)                 Represents amounts paid to Mr. McKay with respect to the termination of his employment.

Option Grants in Last Fiscal Year and Fiscal Year-End Option Values

None of the Named Executive Officers were granted or exercised stock options in fiscal 2005. The following table provides the total number of securities underlying unexercised stock options held by the Named Executive Officers as of September 30, 2005:

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Francis J. Petro	66,667	133,333	$816,671	$1,633,329
August A. Cijan	33,333	66,667	408,329	816,671
Marcel Martin	33,333	66,667	408,329	816,671
James A. Laird	33,333	66,667	408,329	816,671
Charles J. Sponaugle	16,667	33,333	204,171	408,329
Michael F. Rothman	—	—	—	—
Calvin McKay	—	—	—	—

Pension Plans

U.S. Pension Plan

The Company maintains a defined benefit pension plan for the benefit of eligible domestic employees designated as the Haynes International, Inc. Pension Plan. The pension plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the pension plan pursuant to funding requirements. The Company’s reorganization did not change the terms of the pension plan. The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the pension plan, based on retirement at age 65 on or after October 31, 2005. The maximum annual salary permitted for 2005 under Section 401(a)(17) of the Code is $210,000. The maximum annual benefit permitted for 2005 under Section 415(b) of the Code is $170,000.

	Years of Service
Average Annual Remuneration	15	20	25	30	35
$100,000	$25,029	$33,372	$41,715	$50,057	$58,400
$150,000	39,279	52,372	65,465	78,557	91,650
$200,000	53,529	71,372	89,215	107,057	124,900
$250,000	54,954	73,272	91,590	109,907	128,225
$300,000	54,954	73,272	91,590	109,907	128,225
$350,000	54,954	73,272	91,590	109,907	128,225
$400,000	54,954	73,272	91,590	109,907	128,225
$450,000	54,954	73,272	91,590	109,907	128,225

The estimated credited years of service of each of the Named Executive Officers as of September 30, 2005 are as follows:

Credited Service
Francis J. Petro	6
August A. Cijan	12
Marcel Martin	19
Charles J. Sponaugle	24
James A. Laird	22
Michael F. Rothman(1)	30
Calvin McKay(2)	—

(1)                 Mr. Rothman left the Company effective September 30, 2005. Please see “Separation Agreement with the Company’s Former Vice President of Engineering and Technology” for details on the terms of Mr. Rothman’s departure.

(2)                 Mr. McKay left the Company effective July 1, 2004. Please see “Separation Agreement with the Company’s former Chief Financial Officer” for details on the terms of Mr. McKay’s departure.

Under the pension plan, all Company employees (except those employed pursuant to a written agreement which provides that the employee shall not be eligible to participate, temporary or seasonal employees, or any employees employed in a job category that includes no pension benefits) are eligible to participate in the plan. Participants are eligible to receive an unreduced pension annuity upon the first to occur of (i) reaching age 65, (ii) reaching age 62 and completing ten years of benefit service, or (iii) completing 30 years of benefit service. The final option is available only for union employees hired before June 11, 1999 or for salaried employees who were plan participants in the pension plan on March 31, 1987.

For salaried employees who retire on or after July 2, 2002 under option (i) or (ii) above, and for union employees hired on or after July 3, 1988 who retire on or after July 2, 2002 under option (i), (ii), or (iii) above, the normal monthly pension benefit provided under the pension plan is the greater of (i) 1.4% of the employee’s average monthly earnings multiplied by years of benefit service, plus an additional 0.5% of the employee’s average monthly earnings, if any, in excess of Social Security covered compensation multiplied by years of benefit service up to 35 years, or (ii) the employee’s accrued benefits as of September 30, 2002. For salaried employees who retire on or after July 2, 2002 under option (iii) above (with 30 years of benefit service), the normal monthly pension provided under the pension plan is equal to one of the following as elected by the participant: (i) the accrued benefit as of March 31, 1987 plus any supplemental retirement benefit payable to age 62, (ii) the accrued benefit as of March 31, 1987 plus any supplemental retirement benefit payable to any age elected by the participant (prior to 62) and thereafter the actuarial equivalent of the benefit payable for retirement under options (i) and (ii) above, or (iii) if the participant is at least age 55, the actuarial equivalent of the benefit payable for retirement under options (i) and (ii) above.

There are provisions for delayed retirement, early retirement benefits, disability retirement, death benefits, optional methods of benefits payments, payments to an employee who leaves after five or more years of service, and payments to an employee’s surviving spouse. Participants’ interests are vested and they are eligible to receive pension benefits after completing five years of service. However, all participants as of October 1, 2001, became 100% vested in their benefits on that date. Vested benefits are generally paid beginning at or after age 55.

U.K Pension Plan

The Company maintains a pension plan for its employees of Haynes International, Ltd., the U.K. subsidiary of the Company. The U.K. pension plan is a contributory plan under which eligible employees contribute 3.5% or 6% of their annual earnings. Normal retirement age under the U.K. pension plan is age 65. The annual pension benefit provided at normal retirement age under the U.K. pension plan ranges from 1% to 1 2/3% of the employee’s final average annual earnings for each year of credited service, depending on the level of employee contributions made each year during the employee’s period of service with the Company. The maximum annual pension benefit for employees with at least 10 years of service is two-thirds of the individual’s final average annual earnings. Similar to the U.S. pension plan, the U.K. pension plan also includes provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to employees who leave after a certain number of years of service, and payments to an employee’s surviving spouse. The U.K. pension plan also provides for payments to an employee’s surviving children. The Company’s reorganization did not change the terms of the U.K. pension plan.

Profit Sharing and Savings Plan

The Company maintains the Haynes International, Inc. Combined Profit Sharing and Savings Plan to provide retirement, tax-deferred savings for eligible domestic employees and their beneficiaries. The profit sharing and savings plan consists of profit sharing accounts attributable to Company matching and profit sharing contributions based on Company profits and savings accounts attributable to employee pre-tax deferrals and after-tax contributions. The profit sharing and savings plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the profit sharing and savings plan. The Company regularly makes matching contributions based on participant elective pre-tax contributions; however, no Company profit sharing contributions were made to the profit sharing and savings plan for the fiscal years 2003, 2004 and 2005. The Company’s reorganization did not change the terms of the profit sharing and savings plan.

Under the profit sharing and savings plan, all Company employees (except those employed pursuant to a written agreement which provides that the employee shall not be eligible to participate, those who are classified as an independent contractor even if later determined to be an employee, leased employees, and employees of an affiliated employer who has not adopted the plan in writing) are eligible to participate in the Plan. Employees completing a one-month period of employment are eligible to participate in the elective pre-tax, after-tax voluntary, and Company matching portions of the plan. Employees completing a 12-month period of employment are eligible to participate in the Company profit sharing contribution portion of the plan.

Participants may choose to make elective pre-tax contributions to the plan in amounts up to 50% of their plan compensation. Participants may also choose to make after-tax contributions to the plan in amounts up to 20% of their plan compensation. Eligible employees may make a rollover contribution to the plan if accepted by the plan administrator pursuant to the terms of the plan.

Effective June 14, 1999, the Company agreed to match 50% of a participant’s elective pre-tax and after-tax contributions to the plan up to a maximum contribution of 3% of the participant’s plan compensation. Each participant’s share in the Company’s profit sharing allocation, if any, is represented by the percentage, which his or her plan compensation (up to $210,000 in 2005) bears to the total plan compensation of all participants in the profit sharing and savings plan.

Participants who elect to make elective pre-tax and/or after-tax contributions to the plan and receive the Company match are immediately vested in their accounts attributable to those contributions. Participants become 100% vested in any Company profit sharing contributions made on their behalf after completing five years of service.

Participants may make withdrawals from their vested accounts while still employed under certain circumstances pursuant to the terms of the profit sharing and savings plan. Under the profit sharing portion of the plan, vested individuals account balances attributable to the Company contributions may be withdrawn only after the amount to be distributed has been held by the plan trustee in the account for at least 24 consecutive calendar months.

Compensation of Directors

As of September 30, 2005, the non-management members of the Board of Directors of the Company received a $30,000 per year stipend related to their Board of Directors duties and responsibilities, and $1,000 per meeting. Additionally, there is a $15,000 annual stipend for serving as Chairman of the Board, a $10,000 annual stipend for serving as the chairman of the Audit Committee, and a $5,000 annual stipend for serving as chairman of any other committee of the Board. Directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the Board of Directors. In addition, each non-employee director was granted a non-qualified stock option to purchase 15,000 shares of the Company’s common stock at a price of $12.80 per share under the Stock Option Plan. Mr. Bohan was paid $1,000 in fiscal 2005 as compensation for his actions in connection with a special assignment delegated to him by the Chairman of the Board.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Termination Benefits Agreements

The Company has entered into Termination Benefits Agreements with the executive officers (including the Named Executive Officers) of the Company, other than Mr. Petro, the Chief Executive Officer. The Termination Benefits Agreements provide for an initial term expiring September 30, 2007, subject to two-year automatic extensions (unless terminated by the Company or the eligible employee at least 60 days prior to the renewal date). Generally, a Change in Control occurs for purposes of the Termination Benefits Agreements upon the acquisition by any person, other than certain existing shareholders, of a majority of the combined voting power of the outstanding securities of the Company or upon the merger, consolidation, sale of all or substantially all of the assets or liquidation of the Company.

The Termination Benefits Agreements provide that if an eligible employee’s employment with the Company is terminated within twelve months following a Change in Control by reason of such eligible employee’s disability, retirement or death, the Company will pay the eligible employee (or his estate) his Base Salary (as defined in the Termination Benefits Agreement) plus any bonuses or incentive compensation earned or payable as of the date of termination including a Severance Bonus (as defined in the Termination Benefits Agreement). In the event that the eligible employee’s employment is terminated by the Company for Cause within the twelve month period, the Company is obligated only to pay the eligible employee his Base Salary and any other accrued but unpaid compensation through the date of termination. In addition, if within the twelve month period the eligible employee’s employment is terminated by the eligible employee or the Company (other than for cause or due to disability, retirement or death), the Company must (among other things) (i) pay to the eligible employee such eligible employee’s full Base Salary and any bonuses or incentive compensation earned or payable as of the date of termination including the Severance Bonus; (ii) pay the eligible employee such eligible employee’s Base Salary that would be payable over the 12 months following the date of termination; and (iii) continue to provide life insurance and medical and hospital benefits to the eligible employee for up to 12 months following the date of termination As a condition to receipt of severance payments and benefits, the Termination Benefits Agreements require that eligible employees execute a release of all claims.

Pursuant to the Termination Benefits Agreements, each eligible employee agrees that during his employment with the Company and for an additional one year following the termination of the eligible employee’s employment with the Company, the eligible employee will not, directly or indirectly, engage in any business in competition with the business of the Company or solicit any customer or employee of the Company.

Employment Agreement with the Company’s President and Chief Executive Officer

The Company has entered into an Employment Agreement with its President and Chief Executive Officer, Francis J. Petro, which was entered into August 31, 2004, in connection with the Company’s reorganization, and will terminate on September 30, 2007, unless renewed by a subsequent agreement of the parties. Pursuant to this Employment Agreement, Mr. Petro’s base salary is $480,000 per year, with bonus targets to be determined by the Board of Directors annually prior to or at the commencement of the applicable fiscal year. This compensation is identical to the compensation being paid to Mr. Petro prior to the reorganization.

If Mr. Petro’s employment is terminated by reason of the expiration of the employment term, Mr. Petro will be entitled to (i) any earned but unpaid base salary and bonuses and reimbursement of business expenses; and (ii) the benefits that he has been granted under the Supplemental Executive Retirement Plan of the Company. In addition, any unvested stock options held by Mr. Petro at the time of the expiration of his employment term will terminate immediately and any vested options will remain exercisable for 90 days following termination or until the option expires, whichever is less.

If Mr. Petro’s employment is terminated by the Company for “cause” or he resigns for “good reason,” Mr. Petro will be entitled to (i) any earned but unpaid base salary and bonuses and reimbursement of business expenses; and (ii) the benefits that he has been granted under the Supplemental Executive Retirement Plan of the Company. In addition, (i) if Mr. Petro’s termination is for “cause,” any vested and unvested stock options will terminate immediately; and (ii) if his termination is for “good reason,” any unvested stock options will terminate immediately and any vested options will remain exercisable for 30 days following termination or until the option expires, whichever is less.

If Mr. Petro’s employment is terminated by the Company without “cause” or by Mr. Petro for “good reason,” Mr. Petro will be entitled to (i) any earned but unpaid base salary and bonuses and reimbursement of business expenses; (ii) two times his annual base salary; (iii) two times his average bonus for the two fiscal years preceding his termination; (iv) continuation of certain health and welfare benefits for two years following termination or until comparable benefits are obtained from a new employer, whichever is less; and (v) the benefits that he has been granted under the Supplemental Executive Retirement Plan of the Company. In addition, any unvested stock options will vest immediately and all options held by Mr. Petro will remain exercisable for one year following termination or until the option expires, whichever is less.

If Mr. Petro’s employment is terminated by reason of his death, disability or retirement, Mr. Petro will be entitled to (i) any earned but unpaid base salary and bonuses and reimbursement of business expenses; and (ii) the benefits that he has been granted under the Supplemental Executive Retirement Plan of the Company. In addition, any unvested stock options will vest immediately and all options held by Mr. Petro will remain exercisable for one year in the event of death or disability and six months in the event of retirement or until the option expires, whichever is less.

Mr. Petro is subject to a confidentiality restriction during his employment and thereafter, and to non-compete and non-solicitation restrictions during his employment and for two years following termination.

Supplemental Executive Retirement Plan

Effective as of January 1, 2002, the Company adopted its Supplemental Executive Retirement Plan, which provides benefits to a select group of management and highly compensated employees as selected by the Compensation Committee of the Company upon the termination of employment or death of such employee. The benefits to be received by each participant are defined in plan agreements between the

Company and the individual participants. Currently, Francis J. Petro, the Company’s President and Chief Executive Officer, is the only participant in the Supplemental Executive Retirement Plan. Pursuant to Mr. Petro’s Plan Agreement, Mr. Petro’s benefit under the Supplemental Executive Retirement Plan is equal to 3% of the product of his years of service and his average compensation, reduced by the value of benefits to which Mr. Petro may be entitled under the Company’s Pension Plan. The benefit will be paid in an actuarial equivalent lump sum payment at retirement as previously elected by Mr. Petro.

Separation Agreement with the Company’s Former Vice President of Engineering and Technology

On February 23, 2005, the Company entered into a Separation Agreement and General Release with its former Vice President of Engineering and Technology, Michael Rothman, which is to become effective on September 30, 2005. Pursuant to the Separation Agreement, Mr. Rothman agreed to continue to serve at the will of the Company as Vice President and reported to the Chief Executive Officer for special assignments until September 30, 2005, at which time Mr. Rothman’s employment with the Company ceased.

Pursuant to the Separation Agreement, Mr. Rothman was entitled to (i) the payment of accrued but unpaid base salary, vacation and approved expenses through September 30, 2005; (ii) a cash payment equal to seven months of the base salary, less applicable taxes; and (iii) the payment of a bonus for fiscal year 2005 under the Management Incentive Plan. As a condition to his receipt of these payments, Mr. Rothman executed a release of claims against the Company.

Mr. Rothman is subject to a confidentiality restriction that continues indefinitely, and to non-compete and non-solicitation provisions that continue until September 1, 2006. Mr. Rothman may own stock in publicly traded companies without violating these agreements, provided that (i) the investment is passive, (ii) Mr. Rothman has no other involvement with the issuer, (iii) Mr. Rothman’s interest is less than five percent of the shares of the issuer, and (iv) Mr. Rothman makes full disclosure to the Company of the ownership at the time Mr. Rothman acquires the stock. Both Mr. Rothman and the Company are subject to a non-disparagement agreement that continues indefinitely.

Separation Agreement with the Company’s Former Chief Financial Officer

The Company entered into a Separation Agreement with its former Chief Financial Officer, Calvin S. McKay, which was effective as of July 1, 2004, in connection with the Severance Agreement entered into between the Company and Mr. McKay on February 26, 2004 and the employment offer letter dated December 21, 2001. Pursuant to the Separation Agreement, Mr. McKay resigned his position as an officer and member of the Board of Directors of the Company and is no longer entitled to compensation or benefits as either. The Separation Agreement alone governs the continuing contractual relationship between the Company and Mr. McKay, and it supersedes all prior agreements.

Pursuant to the Separation Agreement, Mr. McKay was entitled to (i) payment of accrued but unpaid base salary and fees as a member of the Board and reimbursement of proper business expenses and expenses incurred in connection with his position as a member of the Board, in each case, in accordance with Company policy; (ii) subject to certain restrictions, continued medical, hospitalization and basic life insurance coverage for a period ending on June 30, 2005 or such earlier date as Mr. McKay obtains comparable medical, hospitalization or life insurance coverage (as the case may be) from any other employer; (iii) subject to certain restrictions, a cash payment equal to (A) one year of the Employee’s base salary as in effect immediately prior to July 1, 2004, plus (B) Mr. McKay’s bonus for fiscal year 2004 under the management incentive plan; and (iv) subject to certain restrictions, a payment of twelve thousand dollars ($12,000) (net of taxes, if applicable), such amount to be used at Mr. McKay’s discretion for outplacement career counseling and job search costs. Mr. McKay also has the right to receive all compensation that he is entitled to receive under any benefit plans of the Company to the extent he is fully vested as of July 1, 2004 pursuant to the terms and conditions of such employee benefit plans.

As a condition of Mr. McKay’s entitlement to the benefits listed in (ii)-(iv) above, Mr. McKay executed on July 31, 2004 a release of all claims against the Company.

Mr. McKay is subject to a confidentiality restriction that continues indefinitely, and to non-compete and non-solicitation restrictions that continued until July 1, 2005. Mr. McKay may own stock in publicly traded companies without violating these agreements, provided that (i) the investment is passive, (ii) Mr. McKay has no other involvement with the issuer, (iii) Mr. McKay’s interest is less than five percent of the shares of the issuer, and (iv) Mr. McKay makes full disclosure to the Company of the ownership at the time Mr. McKay acquires the stock. Both Mr. McKay and the Company are subject to a non-disparagement agreement that continues indefinitely.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of September 30, 2005 were Timothy J. McCarthy, Ronald W. Zabel and Donald C. Campion. None of the members of the Compensation Committee are now serving or previously have served as employees or officers of the Company or any subsidiary, and none of the Company’s executive officers serve as directors of, or in any compensation related capacity for, companies with which members of the Compensation Committee are affiliated.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Equity Compensation Plans” in Item 5 of this Form 10-K is incorporated herein by reference.

The following table provides, as of December 6, 2005, information regarding the beneficial ownership of the shares of the Company’s common stock by (a) each of the Company’s directors, (b) each of the Named Executive Officers named, (c) all the Company’s directors and executive officers as a group and (d) each person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

Executive Officers, Directors and Principal Stockholders	Amount and Nature of Beneficial Ownership	Percentage of Class
Francis J. Petro(1)	4,707	*
John C. Corey(1)	—
Timothy J. McCarthy(1)	—
Donald C. Campion(1)	—
Paul J. Bohan(1)	—
Ronald W. Zabel(1)	—
William P. Wall(1)	—
Marcel Martin(1)	—
Michael F. Rothman(1)	—
Charles J. Sponaugle(1)	290	*
August A. Cijan(1)	—
All Directors and Executive Officers as a group (11 persons)	9,097	*
Fidelity Advisor Series II: Fidelity High Income Advantage Fund(2) 82 Devonshire Street Boston, MA 02109	1,140,617	11.4%
Fidelity Management Trust Company on behalf of accounts managed by it(3) 82 Devonshire Street Boston, MA 02109	834,044	8.3%
Northeast Investors Trust(4) 50 Federal Street Suite 100 Boston, MA 02110	685,714	6.9%
JANA Partners LLC(5) 200 Park Avenue, Suite 3900 New York, NY 10166	1,268,900	12.7%
Third Point Partners Qualified L.P(6) 360 Madison Avenue, 24th Floor New York, New York, 10017	32,500	*
Third Point Partners L.P.(6) 360 Madison Avenue, 24th Floor New York, New York, 10017	100,700	1.0%
Third Point Offshore Fund, Ltd.(6) 360 Madison Avenue, 24th Floor New York, New York, 10017	455,600	4.6%
Third Point Ultra Ltd.(6) 360 Madison Avenue, 24th Floor New York, New York, 10017	61,200	*

*                    Represents beneficial ownership of less than one percent of the outstanding common stock.

(1)                 The business address of each person indicated is c/o Haynes International, Inc., 1020 West Park Avenue, Kokomo, Indiana 46904-9013.

(2)                 The entity is a registered investment fund (the “Fund”) advised by Fidelity Management & Research Company (“FMR Co.”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. FMR Co., 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 1,306,114 shares of the outstanding common stock of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The Funds are affiliates of a broker-dealer. The Funds received shares of the Company’s common stock in exchange for the 11 5/8% senior notes due September 1, 2004 of the Company in connection with the Company’s emergence from bankruptcy. The senior notes were purchased in the ordinary course of business and, at the time of purchase of the notes, the Funds did not have any agreements or understandings directly or indirectly with any person to distribute the notes.

Edward C. Johnson 3d, FMR Corp., through its control of FMR Co., and the funds each has sole power to dispose of the 1,306,114 shares owned by the Fund.

Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund’s Board of Trustees.

(3)                 Shares indicated as owned by such entity are owned directly by various private investment accounts, primarily employee benefit plans for which Fidelity Management Trust Company (“FMTC”) serves as trustee or managing agent. FMTC is a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, as amended. FMTC is the beneficial owner of 669,037 shares of the outstanding common stock of the Company as a result of its serving as investment manager of the institutional account(s). FMTC is an affiliate of a broker-dealer. FMTC received shares of the Company’s common stock in exchange for the 11 5/8% senior notes due September 1, 2004 of the Company in connection with the Company’s emergence from bankruptcy. The senior notes were purchased in the ordinary course of business and, at the time of purchase of the notes, FMTC did not have any agreements or understandings, directly or indirectly, with any person to distribute the notes.

Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 669,037 shares and sole power to vote or to direct the voting of 669,037 shares of common stock owned by the institutional account(s) as reported above.

(4)                 Based solely upon Schedule 13G filed with the Securities and Exchange Commission on February 8, 2005.

(5)                 JANA Partners, LLC, a Delaware limited liability company, is a private money management firm which holds the Company’s common stock in various accounts under its management and control. The principals of JANA Partners LLC are Barry Rosenstein and Gary Claar.

(6)                 This entity is a hedge fund or managed account (the “Third Point Funds”) of which Third Point LLC (“Third Point”) is the investment manager or adviser. The Third Point Funds directly own the shares of common stock of the Company reported in this table, and Third Point may be deemed to have beneficial ownership over such shares of common stock by virtue of the authority granted to it by the Third Point Funds to vote and to dispose of the securities held by the Third Point Funds, including the common stock of the Company. Mr. Daniel S. Loeb is the sole owner of Third Point and the Chief Executive Officer of Third Point Advisors LLC, the general partner of Third Point Partners Qualified L.P. and Third Point Partners L.P. In total, the Third Point Funds hold, and Third Point may be deemed to beneficially own, 500,000 shares, or 5.0%, of the Company’s outstanding stock.

Item 13.                 Certain Relationships and Related Transactions.

None.

Item 14.                 Principle Accountant Fees and Services

Audit Fees

The firm of Deloitte and Touche, LLP (“Deloitte”) has served as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2005. The aggregated fees billed by Deloitte are as follows:

2005
Audit fees	$874,227
Audit related fees	455,981
Tax fees	285,017

Audit related fees in the fiscal year ended September 30, 2005 included approximately $456 related to various consulting activities related to an acquisition, benefit plan audits and 404 readiness consulting.

Tax fees in the fiscal year ended September 30, 2005 included approximately $285 related to tax compliance, tax advice and planning services. Services include preparation of federal and state tax returns, tax planning and assistance with various business issues including correspondence with taxing authorities.

The audit Committee reviewed the audit and non-audit services rendered by Deloitte and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent registered public accounting firm are approved in advance by the Board of Directors or the Audit Committee to ensure that such services do not impair the auditors’ independence.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Documents filed as part of this Report.

1.                Financial Statements:

See Item 8

2.                Financial Statement Schedules:

None

Schedules other than those listed above are omitted as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(b)          Exhibits.   See Index to Exhibits, which is incorporated herein by reference.

(c)           Financial Statement Schedules:   None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kokomo, State of Indiana, on the 15th day of December, 2005.

HAYNES INTERNATIONAL, INC.
By:	/s/ FRANCIS J. PETRO
Francis J. Petro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANCIS J. PETRO	President and Chief Executive Officer; Director	December 15, 2005
Francis J. Petro	(Principal Executive Officer)
/s/ MARCEL MARTIN	Chief Financial Officer	December 15, 2005
Marcel Martin	(Principal Financial Officer)
/s/ DAN MAUDLIN	Controller and Chief Accounting Officer	December 15, 2005
Dan Maudlin	(Principal Accounting Officer)
/s/ JOHN C. COREY	Chairman of the Board, Director	December 15, 2005
John C. Corey
/s/ PAUL J. BOHAN	Director	December 15, 2005
Paul J. Bohan
/s/ DONALD C. CAMPION	Director	December 15, 2005
Donald C. Campion
/s/ TIMOTHY J. MCCARTHY	Director	December 15, 2005
Timothy J. McCarthy
/s/ WILLIAM P. WALL	Director	December 15, 2005
William P. Wall
/s/ RONALD W. ZABEL	Director	December 15, 2005
Ronald W. Zabel

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-In-Possession (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

2.2

Asset Purchase Agreement by and among Haynes Wire Company, The Branford Wire and Manufacturing Company, Carolina Industries, Inc., and Richard Harcke, dated October 28, 2004 (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

3.1

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)
10.2†

Haynes International, Inc. Death Benefit Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.3†

Amendment No. 1 to Haynes International, Inc. Death Benefit Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.4†

Haynes International, Inc. Supplemental Executive Retirement Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.5†

Amendment No. 1 to Haynes International, Inc. Supplemental Executive Retirement Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.6†	Master Trust Agreement, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)
10.7†

Amendment No. 1 to Master Trust Agreement, dated August 30, 2004 (incorporated by reference to Exhibit 10.7 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.8†

Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, effective January 1, 2002 (incorporated by reference to Exhibit 10.8 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.9†

Amendment No. 1 to Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 30, 2004 (incorporated by reference to Exhibit 10.9 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.10†

Amended and Restated Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 31, 2004 (incorporated by reference to Exhibit 10.10 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.11†

Separation Agreement by and between Haynes International, Inc. and Calvin S. McKay, effective as of July 1, 2004 (incorporated by reference to Exhibit 10.11 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.12

Registration Rights Agreement by and among Haynes International, Inc. and the parties specified on the signature pages thereof, dated August 31, 2004 (incorporated by reference to Exhibit 10.12 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.13†

Form of Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.14 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.14†

Stock Option Agreement between Haynes International, Inc. and its President and Chief Executive Officer (incorporated by reference to Exhibit 10.15 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.15

Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein dated August 31, 2004 (incorporated by reference to Exhibit 10.16 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.16

Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.17

Consulting, Non-Competition and Confidentiality Agreement by and between Richard Harcke and Haynes Wire Company, dated November 5, 2004 (incorporated by reference to Exhibit 10.18 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.18†

Separation Agreement by and between Haynes International, Inc. and Michael F. Rothman, dated February 23, 2005 (incorporated by reference to Exhibit 10.19 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.19

Facility Agreement by and between Haynes International Limited and Burdale Financial Limited, dated April 2, 2004 (incorporated by reference to Exhibit 10.20 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.20†

Summary of Compensation of Executive Officers and Directors (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.21

Registration Rights Agreement by and among Haynes International, Inc. and the parties specified on the signature pages thereof, dated July 5, 2005 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.22†	Amended and Restated Stock Option Plan as adopted by the Board of Directors November 7, 2005

10.23

Amendment No. 2 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.24

Amendment No. 3 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.25

Amendment No. 4 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed September 7, 2005)

21.1	Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99	Risk Factors

†                    Management contract or compensatory plan or arrangement.