Form 10-Q
period 2005-12-31
HAYNES INTERNATIONAL INC
filed 2006-02-14
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filler and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes   ☐  No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒  No  ☐

As of February 1, 2006, the registrant had 10,000,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1         FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,886	$3,731
Restricted cash – current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,514 and $1,592, respectively	58,730	54,946
Inventories, net	147,860	161,881
Deferred income taxes	7,298	7,298
Total current assets	216,884	227,966

Property, plant and equipment (at cost)	88,755	90,782
Accumulated depreciation	(3,630)	(4,808)
Net property, plant and equipment	85,125	85,974

Deferred income taxes	27,665	27,443
Prepayments and deferred charges, net	2,457	2,989
Restricted cash – long term portion	550	440
Goodwill	43,055	43,055
Other intangible assets	11,386	10,894
Total assets	$387,122	$398,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,495	$41,006
Income taxes payable	399	798
Accrued postretirement benefits	5,527	5,527
Revolving credit facilities	104,468	115,248
Current maturities of long-term obligations	1,501	110
Total current liabilities	157,390	162,689

Long-term obligations (less current portion)	414	1,610
Accrued pension and postretirement benefits	117,449	119,377
Total liabilities	275,253	283,676

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)
Additional paid-in capital	120,972	120,802
Accumulated deficit	(7,780)	(4,447)
Accumulated other comprehensive loss	(512)	(1,280)
Deferred stock compensation	(821)	—
Total stockholders’ equity	111,869	115,085
Total liabilities and stockholders’ equity	$387,122	$398,761

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,
	2004	2005

Net revenues	$66,043	$94,407
Cost of sales	68,620	77,095
Selling, general and administrative expense	8,330	9,391
Research and technical expense	671	668
Restructuring and other charges	554	—
Operating income (loss)	(12,132)	7,253
Interest expense	1,473	1,789
Interest income	(7)	(1)
Income (loss) before income taxes	(13,598)	5,465
Expense (benefit) from income taxes	(5,014)	2,132
Net income (loss)	$(8,584)	$3,333

Net income (loss) per share:
Basic	$(0.86)	$0.33
Diluted	$(0.86)	$0.33
Weighted average shares outstanding:
Basic	10,000,000	10,000,000
Diluted	10,000,000	10,163,993

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2004	2005

Net income (loss)	$(8,584)	$3,333
Other comprehensive income (loss):
Foreign currency translation adjustment	2,460	(768)
Other comprehensive income (loss)	2,460	(768)
Comprehensive income (loss)	$(6,124)	$2,565

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

		Three Months Ended December 31,
		2004	2005
	Cash flows from operating activities:
	Net income (loss)	$(8,584)	$3,333
	Depreciation	1,479	1,579
	Amortization	471	492
	Deferred compensation expense	369	651
	Deferred income taxes	(5,332)	222
	Gain on disposal of property	(58)	—
	Change in operating assets and liabilities:
	Inventories	(4,234)	(14,454)
	Accounts receivable	9,275	3,692
	Accounts payable and accrued expenses	(2,576)	(4,576)
	Accrued pension and postretirement benefits	730	1,928
	Income taxes payable	—	399
	Other, net	57	(547)
	Net cash used in operating activities	(8,403)	(7,281)

	Cash flows from investing activities:
	Additions to property, plant and equipment	(1,586)	(2,428)
	Proceeds from sale of property, plant and equipment	87	—
	Acquisition of The Branford Wire and Manufacturing Company	(8,300)	—
	Change in restricted cash	718	110
	Net cash used in investing activities	(9,081)	(2,318)

	Cash flows from financing activities:
	Net increase in revolving credit	18,997	10,780
	Changes in long-term obligations	248	(195)
	Net cash provided by financing activities	19,245	10,585

	Effect of exchange rates on cash	328	(141)
	Increase in cash and cash equivalents	2,089	845

	Cash and cash equivalents, beginning of period	2,477	2,886
	Cash and cash equivalents, end of period	$4,566	$3,731

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest	$1,461	$1,757
	Income taxes	$335	$1,510

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.           Basis of Presentation

Interim Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented.  This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 2005 included in the annual report on Form 10-K, filed by Haynes International, Inc. with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2006 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated. On November 5, 2004, Haynes Wire Company, a wholly-owned subsidiary of the Company, purchased certain assets of The Branford Wire and Manufacturing Company (“Branford”) and certain of its affiliates (see Note 8). The consolidated results of operations include the operations of Branford from the acquisition date.

Note 2.           Stock-Based Compensation

In connection with the plan of reorganization, the Company has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock. On August 31, 2004, recipients of the initial grant received 10-year stock options, which will vest at 33 1/3% per year over three years. The exercise price for the initial grant of options was $12.80 per share. The market value of the Company’s common stock on the stock option grant date was $15.37 per share without regard to any adjustment for lack of marketability or minority discount, but based upon a contemporaneous valuation of the enterprise as a whole using the same discounted cash flow method used in determining the reorganization value of the Company. Factors contributing to the increased value of the Company at August 31, 2004 include an improvement in operating performance of the Company since March 2004 (higher-than-projected product selling prices and production volumes), overall improvement in market conditions for the high-performance alloy industry and revised financial forecasts to reflect the Company’s improved operating performance and the improvement in market conditions.

An additional grant of stock options to purchase 60,000 shares was made during fiscal year 2005 with an exercise price of $19.00 per share which was equal to the fair market value of the Company’s common stock on the grant date.  Accordingly, no deferred stock compensation expense was recorded for the new grants.

On October 1, 2005, an additional grant of stock options to purchase 15,000 shares was were made with an exercise price of $25.50 per share which was higher than the fair market value of the Company’s common stock on the grant date.

The following table summarizes the activity under the stock option plan:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2005	900,000	$13.21
Granted	15,000	25.50
Outstanding at December 31, 2005	915,000	$13.41	1.73 years	$9,708,000

Exercisable at December 31, 2005	280,000	$12.80	1.67 years	$3,136,000

On November 7, 2005, the Board of Directors of the Company approved an amendment of the Haynes International, Inc. Stock Option Plan (“the Plan”), whereby, in the event of a Change in Control (as defined in the Plan) of the Company, all outstanding options to purchase shares of the Company’s common stock would become and remain exercisable as to all shares covered by such options without regard to any vesting schedule and without any action by the Board of Directors or the Compensation Committee. The Plan had previously authorized the Board of Directors to accelerate the vesting of options upon a Change in Control in its discretion. All of the directors and certain executive officers of the Company hold options under the Plan.

Adoption of SFAS 123(R)

Effective October 1, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only. Using the fair value method of SFAS No. 123, the weighted average fair value of shares granted in fiscal 2004, 2005, and 2006 was $ 8.10 per share, $9.08 per share and $11.81 per share, respectively.  The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0.0%, risk-free interest rate of 2.74%, expected volatilities assumed to be 70.0%, and expected lives of 3 years.

The stock-based employee compensation expense for three months ended December 31, 2005 was $651 ($398 net of tax) leaving a remaining unrecognized compensation expense at December 31, 2005 of $4,530 to be recognized over a weighted average period of 1.73 years.

Prior to the adoption of SFAS 123(R)

During fiscal 2004 and fiscal 2005 the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded compensation expense for stock options, since the exercise price of the stock options was less than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income (loss) would have been the following:

Three Months Ended December 31,
2004
Net income (loss) as reported	$(8,584)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	223

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(384)

Adjusted net income (loss)	$(8,745)

As reported net income (loss) per share:
Basic	$(0.86)
Diluted	$(0.86)

As adjusted net income (loss) per share:
Basic	$(0.87)
Diluted	$(0.87)

During the current quarter, in accordance with the modified prospective transition method, the Company eliminated its balance in Stockholders’ equity of Deferred Stock Compensation, which represented unrecognized compensation cost for non-vested stock options. Financial statements for prior periods have not been restated.

SFAS 123 (R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123 (R) was not material.

Note 3.           Inventories

The following is a summary of the major classes of inventories:

	September 30, 2005	December 31, 2005

Raw Materials	$6,740	$7,381
Work-in-process	83,232	89,950
Finished Goods	56,517	63,134
Other, net	1,371	1,416
	$147,860	$161,881

Note 4.           Income Taxes

Income tax expense (benefit) for the three months ended December 31, 2004 and 2005, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.

Note 5.           Pension and Postretirement Benefits

Components of net periodic pension and postretirement benefit cost for the three months ended December 31, are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2004	2005	2004	2005
Service cost	$834	$894	$280	$694
Interest cost	2,255	2,124	1,165	1,754
Expected return	(2,149)	(2,407)	—	—
Amortizations	—	—	—	354
Net periodic benefit cost	$939	$611	$1,445	$2,802

The Company contributed $0 to the Company sponsored domestic pension plans, $1,254 to its other post-retirement benefit plans and $258 to the U.K. pension plan for the three months ended December 31, 2005. The Company presently expects to additionally contribute $0 to its domestic pension plans, $4,273 to its other post-retirement benefit plans and $798 to the U.K. pension plans for the remainder of fiscal 2006.

Note 6.           Restructuring and Other Charges

During the three months ended December 31, 2004, the Company recorded restructuring and other charges of $554 in connection with finalizing the Company’s Chapter 11 filing.  These costs were primarily legal and professional fees related to emergence from Chapter 11.

Note 7.           Environmental and Legal

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

As of September 30, 2005 and December 31, 2005, the Company has accrued $1,363 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,658 which was then discounted using a rate of 1.62% which consists of long term 20 year treasury rate less inflation. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $90 per year over the remaining obligation period.

Note 8.           Acquisition

On November 5, 2004, Haynes Wire Company, a wholly owned subsidiary of the Company, acquired certain assets (primarily accounts receivable, inventory, and property, plant and equipment) of The Branford Wire and Manufacturing Company, and certain of its affiliates (“Branford”) located in Mountain Home, North Carolina, for cash of $8,300. The Company financed $5,600 of the transaction through a $10,000 extension of its existing working capital credit facility with its senior lender, and the remainder with cash from operations. Branford is a manufacturer of high-quality stainless steel and nickel alloy wires. This acquisition provides many synergies such as complementary products lines and routes to market. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of Branford are included with those of the Company subsequent to the acquisition. Because the effect of the acquisition is not material to the consolidated results of operations, supplemental pro forma results of operations information have been omitted.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) trends in the demand for the Company’s products; (iii) trends in the industries that consume the Company’s products; (iv) the ability of the Company to develop new products; and (v) the ability of the Company to make capital expenditures and finance operations.  Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Exhibit 99 to our annual report on Form 10-K for the year ended September 30, 2005, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Fresh Start Reporting on Cost of Sales

Upon implementation of the plan of reorganization in connection with the Company’s emergence from bankruptcy on August 31, 2004, fresh start reporting was adopted by the Company in accordance with SOP-90-7. Under fresh start reporting, the reorganization value is allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, Business Combinations (“SFAS No. 141”).

The Company’s operating income has been reduced by the recognition of the fair market value adjustments to the Company’s assets required by the adoption of fresh start reporting. Cost of sales included $16.4 million and $1.2 million of these costs for the three months ended December 31, 2004 and 2005, respectively.

The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

	Fair Value Adjustment	Recognition Period		Expense Recognized for the Three Months Ended Dec. 31,2004(3)	Expense Recognized for the Three Months Ended Dec. 31,2005(3)
Goodwill	$43,055	N/A	(1)	$—	$—
Inventory	30,497	6 months	(2)	15,249	—
Machinery and equipment	41,628	14 years		743	743
Buildings	(859)	12 years		(18)	(18)
Land	41	N/A		—	—
Trademarks	3,800	N/A	(1)	—	—
Patents	8,667	2 to 14 years		472	438
				$16,446	$1,163

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net Revenues.  Net revenues increased by $28.4 million, or 43.0%, to $94.4 million in the first quarter of fiscal 2006 from $66.0 million in the same period of fiscal 2005.  Volume increased by 8.5% to 5.1 million pounds in the first quarter of fiscal 2006 from 4.7 million pounds in the same period of fiscal 2005.  The average selling price per pound increased by 32.6% to $18.66 per pound in the first quarter of fiscal 2006 from $14.07 per pound in the same period of fiscal 2005. The Company’s consolidated backlog has increased by $15.1 million, or 8.0%, to $203.5 million at December 31, 2005 from $188.4 million at September 30, 2005.  Order entry increased by $25.4 million, or 31.7%, for the first quarter of fiscal 2006, as compared to the same period of fiscal 2005. Management expects the demand for high performance alloy products to be positively driven by the continuation of favorable trends in the aerospace markets, chemical processing construction and maintenance business and the energy construction business.

Sales to the aerospace industry increased by 48.5% to $38.9 million in the first quarter of fiscal 2006 from $26.2 million for the same period of fiscal 2005, due to an increase in the average selling price per pound of 13.6% combined with an increase in volume of 30.6%.  The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloys when compared to the same period of fiscal 2005, and the effect of higher raw material and energy cost. Management believes sales have increased as a result of a shift of demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent, value-added service center orders, such as the Company can provide.  The Company’s current production capacity for certain styles of titanium tubing, which it supplies to the aerospace market, are booked out through fiscal year 2007.  Because of this, the Company is currently looking at ways to enhance the capacity of existing equipment in order to meet the increasing demand for titanium tubing.

Sales to the chemical processing industry increased by 85.8% to $27.5 million in the first quarter of fiscal 2006 from $14.8 million for the same period of fiscal 2005, due to an increase of 53.2% in the average selling price per pound, combined with a 21.2% increase in volume. The significant increase in the average selling price is due to improving market demand, change in product mix to higher valued specialty alloys, and to increased raw material and energy cost. Management believes that construction of new chemical processing facilities in China has contributed to improvement in this market segment.

Sales to the land-based gas turbine industry increased by 6.5% to $14.7 million for the first quarter of fiscal 2006 from $13.8 million for the same period of fiscal 2005, due to an increase in the average selling price per pound of 25.1%, which was partially offset by a 15.0% decrease in volume. The increase in the average selling price is primarily attributable to a shift in the mix of product form being sold; specifically, there was a reduction in billet sales which have a lower average selling price, and an increase in sheet sales, which have a higher average selling price. The decrease in volume for the quarter was mainly due to billet volume decreasing, which was only partially offset by the increased sheet volume. Billet sales in the first quarter of fiscal year 2006 were lower than those in the same period of fiscal year 2005; however, it is anticipated that the billet sales will increase in the later part of fiscal 2006.

Sales to other industries and non-product sales (which includes toll conversion, royalties, and miscellaneous sales) increased by 18.8% to $13.3 million in the first quarter of fiscal 2006 from $11.2 million for the same period of fiscal 2005, due to an increase in average selling price per pound of 26.9% partially offset by a 7.1% decrease in volume for other industries. The increase in average selling price relates to both the traditional high performance alloy product sold and the stainless steel wire product. The selling price increases are related to improving market demand and higher raw material and energy cost compared to the same period of fiscal 2005. Volume of stainless wire was equivalent to the same period of fiscal 2005 while volume decreased of high performance alloys. Non-product sales increased by $0.2 million in the first quarter of fiscal 2006 from the same period of fiscal 2005.

Cost of Sales.  Cost of sales as a percentage of net revenues decreased to 81.7% in the first quarter of fiscal 2006 from 103.9% in the same period of fiscal 2005.  The decreasing percentage of cost of sales can be attributed to a combination of the following factors: (i) the decrease of non-cash amortization of fresh start fair value adjustment of $15.2 million for the first quarter of fiscal 2006 compared to the same period in fiscal 2005, and (ii) improved product pricing combined with an overall improvement in volume, which results in the increased absorption of fixed manufacturing costs. These positive factors were partially offset by higher raw material, energy, retiree, and planned equipment outage cost. The Company’s energy costs increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 by $1.4 million, primarily due to rising natural gas costs as a result of the hurricanes in the Gulf Coast region.  Retiree benefit costs increased in the first quarter of fiscal 2006 by $1.0 million compared to the same period in fiscal 2005 due to higher utilization by participants and an increasing number of fully eligible participants.  Lastly, planned equipment outages resulted in approximately $0.5 million of additional labor costs. The additional labor costs were incurred in order to keep pace with customer demand (which continued to increase) and the increasing level of order entry.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.1 million to approximately $9.4 million in the first quarter of fiscal 2006 from $8.3 million for the same period of fiscal 2005.  The increase in selling, general and administrative expenses was due to an increase of $0.3 million from higher employee compensation cost for stock options upon implementation of SFAS 123(R), increased headcount primarily from the Branford acquisition and growth in the operation of foreign entities. Selling, general and administrative expenses as a percentage of net revenues decreased to 10.0% in the first quarter of fiscal 2006 compared to 12.6% for the same period in fiscal 2005 due primarily to the increased level of revenues.

Research and Technical Expense.  Research and technical expenses remained relatively flat when comparing the first quarter of fiscal 2006 to the same period of fiscal 2005.

Restructuring and Other Charges.  During the first quarter of fiscal 2005, the Company incurred $554,000 of professional fees, amendment fees and travel expenses related to the reorganization.  There was no corresponding expense for the first quarter of fiscal 2006.

Operating Income.  As a result of the above factors, operating income in the first quarter of fiscal 2006 was $7.3 million compared to an operating loss of $12.1 million in the same period of fiscal 2005.

Interest Expense.  Interest expense increased by $316,000 to $1.8 million in the first quarter of fiscal 2006 from $1.5 million for the same period of fiscal 2005. The increase is due to higher revolving credit borrowings.

Income Taxes.  Income taxes increased from a benefit of $5.0 million in the first quarter of fiscal 2005 to an expense of $2.1 million in the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2006 was 39.0% compared to a tax benefit of 36.9% in the same period in fiscal 2005. The increase in effective tax rate is primarily attributable to lower non-deductible expenses (permanent items) in fiscal 2006 than in fiscal 2005, such as fees associated with the filing of our registration statement with the Securities and Exchange Commission and reorganization items. These permanent items in the prior year lowered the tax benefit and therefore the effective tax rate.

Net Income.  As a result of the above factors, net income was $3.3 million for the first quarter of fiscal 2006 compared to net loss of $8.6 million for the same period of fiscal 2005.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

The Company’s primary sources of capital have been borrowings under credit facilities and internally generated cash from operations. At December 31, 2005, the Company had cash and cash equivalents of $3.7 million, compared to cash and cash equivalents of $2.9 million at September 30, 2005.

Capital expenditures were $2.4 million and $1.6 million in the first three months of fiscal 2006 and 2005, respectively.  In November of 2004, the Branford acquisition was completed for $8.3 million of which $2.6 million was for property, plant and equipment. Management expects to spend a total of $24.0 million on capital expenditures in fiscal 2006 and fiscal 2007, as compared to the $11.7 million (includes $2.6 million for Branford) and $5.4 million, respectively, spent in fiscal 2005 and 2004. Planned fiscal 2006 capital spending is targeted at $13.0 million. The Company spent $2.4 million of this amount in the first three months in fiscal 2006, leaving approximately $10.6 million in expenditures to be funded for the last three quarters of the fiscal year.  Extensive work was done on the first phase of the Company’s upgrade of the cold rolling mill during the first quarter and will be completed in the second fiscal quarter of 2006. The second phase of the cold rolling project will be completed this summer. The work required on the annealing lines is more extensive and is expected to be completed in phases during the latter part of fiscal 2006 and the first half of fiscal 2007.  The Company believes that the completion of these capital projects and the related improvement in the reliability and performance of the equipment will have a positive effect on the Company’s profitability and working capital management.  For example, with the substantial completion of the first phase of the cold rolling project in the first quarter and the completion of the second phase, management believes that the capacity of the cold rolling mill to produce sheet product will be increased by up to 50%.  Sheet product currently constitutes 55% of the product sold and, with the completion of the first phase of the cold rolling mill upgrade, the Company’s ability to produce additional sheet product has been increased significantly.  Since the reorganization, the Company has aggressively worked to upgrade its equipment to reduce the likelihood of unplanned outages and improve the overall efficiency of its manufacturing facilities.

Net cash used by operating activities was $7.3 million and $8.4 million in the first three months in fiscal 2006 and fiscal 2005, respectively.  The cash used in operating activities for the first three months of fiscal 2006 was primarily the result of increased inventory of $14.4 million, half of which was put in process in order to continue the production process during the planned outages. The balance of the inventory increase is to accommodate the increasing level of commercial activity of specialty alloys and production. In the first three months in fiscal 2006, borrowings on the revolving credit facility increased by $10.8 million.

Future Sources and Uses of Liquidity; Credit Facilities

The Company’s primary sources of capital for the next twelve months are expected to consist primarily of borrowings under the Loan and Security Agreement with Congress Financial Corporation (Central) (as further described below) and cash generated from operations.  The Congress Loan and Security Agreement plus the U.K. working capital facility provides for revolving loans in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves, and is secured by a pledge of substantially all of the assets of the Company.  At December 31, 2005, the Company had access to $22.2 million in additional working capital financing (subject to a borrowing base and net of certain reserves) and approximately $3.7 million in available cash.

The Company’s primary uses of capital over the next twelve months, other than providing working capital for normal operations, are expected to consist primarily of expenditures related to capital improvements, interest payments, and the reduction of the revolving credit facility. Planned fiscal 2006 capital spending is targeted at

$13.0 million. The Company spent $2.4 million of this amount in the first three months in fiscal 2006, leaving approximately $10.6 million in expenditures to be funded for the last nine months of the fiscal year. The main projects for fiscal 2006 include the continuing upgrade to the Company’s electro slag remelt equipment, upgrade of the rolling mill at its Kokomo facility, an upgrade on the anneal furnaces at the Kokomo facility, and various environmental compliance projects.  The Company believes that the amounts available under its credit agreements, its cash on hand and cash generated from operations will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months, although there can be no assurance that this will be the case.

Borrowings under the Congress Loan and Security Agreement provides for a maximum of $130 million revolving loans and bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of December 31, 2005, the Loan and Security Agreement bore interest at a weighted average interest rate of 6.33%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the Congress Loan and Security Agreement commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of December 31, 2005, the most recent required measurement date under the Loan and Security Agreement, the Company was in compliance with these covenants. The Congress Loan and Security Agreement matures on April 12, 2009. Borrowings under the Loan and Security Agreement are collateralized by a pledge of substantially all the U.S. assets of the Company.

Haynes U.K. has entered into a Facility Agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007. Haynes U.K. is required to pay interest on loans made under the Facility Agreement in an amount equal to LIBOR (as calculated in accordance with the terms of the Facility Agreement), plus 3% per annum. As of December 31, 2005, the Facility Agreement bore interest at a weighted average interest rate of 8.01%. Availability under the Facility Agreement is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the Facility Agreement. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of December 31, 2005, the most recent measurement date required under the Facility Agreement, the Company was in compliance with these covenants. The Facility Agreement is secured by a pledge of substantially all of the assets of Haynes U.K.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of

December 31, 2005:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (including interest) (2)	$141,758	$7,680	$15,360	$118,718	—
Operating lease obligations	8,298	2,663	4,323	1,312	—
Raw material contracts	170,628	75,796	94,832	—	—
Mill supplies contracts	473	473	—	—	—
Capital projects	15,754	15,754	—	—	—
Pension plan(3)	2,809	798	2,011	—	—
Other post-employment benefits(4)	91,445	5,527	11,811	12,947	61,160
Non-compete obligation(5)	550	110	220	220	—

Total	$431,715	$108,801	$128,557	$133,197	$61,160

(1)          Income taxes are not included in the table. Payments for income taxes for fiscal 2006 are expected to be approximately $21,568.

(2)          Interest is calculated annually using the principal balance and applicable interest rates as of December 31, 2005.

(3)          There is currently a funding obligation from the Company to the domestic pension plan of $2,011 payable by June 2007. The Company expects its U.K. subsidiary to contribute $1,056 in fiscal 2006 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement. The U.K. subsidiary has already contributed $258 in the first quarter with the additional $798 to be paid in remaining quarters of fiscal year 2006.

(4)          Represents expected post-employment benefits only.

(5)          Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited $660 into an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Company’s acquisition of certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates.

The Company also has $347 of letters of credit outstanding. The letters of credit are outstanding in connection with building and equipment lease obligations and environmental financial assurance.

Branford Acquisition

On November 5, 2004, Haynes Wire Company, a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8,300, which was paid in cash. As part of this transaction, Haynes Wire entered into a non-compete agreement with the former president and owner of Branford, restricting his ability to compete with the ongoing Haynes Wire operations for a period of seven years from the closing date. Haynes Wire will make total payments of $770 under the non-compete agreement, $110 of which was paid at closing and the remainder of which is required to be paid in equal annual installments over six years. Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited the remaining $660 of installments to be paid pursuant to the non-compete agreement into an escrow account. This remaining balance of $550 is classified as restricted cash at December 31, 2005.

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

Our accounting policies are more fully described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed by the Company with the Securities and Exchange Commission.

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

Under fresh start reporting, the reorganization value is allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Information concerning the determination of the Company’s reorganization value is included in note 1 to the audited consolidated financial statements included in Form 10-K. The reorganization value of $200 million was greater than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the reorganization value was allocated to identifiable assets and liabilities based on their fair values with the excess amount allocated to goodwill. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid. Deferred taxes are recorded for asset and liability basis differences between book and tax value in conformity with existing generally accepted accounting principles.

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

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its asset allocation of 60% equity, 35% fixed income and 5% real estate. The Company’s assumption for expected weighted average rate of return for plan assets for equity, fixed income, and real estate are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

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

Share-Based Compensation

In connection with the plan of reorganization, the Haynes-successor has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock.

On October 1, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only. The amount of compensation cost will be measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, and expected lives of the options.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at December 31, 2005. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $768,000 for the three months ended December 31, 2005. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At December 31, 2005, the Company had no foreign currency exchange contracts outstanding.

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

Item 4.            Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since the date of the Company’s most recent evaluation described above and made as of December 31, 2005, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II  OTHER INFORMATION

Item 6.            Exhibits

Exhibits.  See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/ss/ Francis J. Petro
Francis J. Petro
President and Chief Executive Officer
Date: February 14, 2006

/ss/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 14, 2006

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	3.02	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(4)	4.01	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.02	Restated Certificate of Incorporation of Haynes International, Inc. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.03	Amended and Restated By-laws of Haynes International, Inc. (Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

* Filed herewith