Form 10-Q
period 2006-03-31
HAYNES INTERNATIONAL INC
filed 2006-05-15
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________ to __________________________

Commission File Number: 333-124977

HAYNES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (IRS Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

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

As of May 12, 2006, the registrant had 10,000,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements: Haynes International, Inc. and Subsidiaries
	Consolidated Balance Sheets as of September 30, 2005 and March 31, 2006 (Unaudited)	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2005 and 2006	2
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended March 31, 2005 and 2006	3
	Unaudited Consolidated Statements of Cash Flow for the Six Months Ended March 31, 2005 and 2006	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION
Item 1. Item 4. Item 6.	Litigation Submission of Matters to a Vote of Security Holders Exhibits	21 21 21
	Signatures Index to Exhibits	22 23

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	March 31, 2006
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$2,886	$2,490
Restricted cash – current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,514 and $1,695, respectively	58,730	69,482
Income taxes receivable	—	393
Inventories, net	147,860	168,191
Deferred income taxes	7,298	7,298
Total current assets	216,884	247,964

Property, plant and equipment (at cost)	88,755	92,930
Accumulated depreciation	(3,630)	(6,298)
Net property, plant and equipment	85,125	86,632

Deferred income taxes	27,665	26,912
Prepayments and deferred charges, net	2,457	3,436
Restricted cash – long term portion	550	440
Goodwill	43,055	43,055
Other intangible assets	11,386	10,404
Total assets	$387,122	$418,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,495	$38,876
Income taxes payable	399	347
Accrued postretirement benefits	5,527	5,527
Revolving credit facilities	104,468	123,574
Current maturities of long-term obligations	1,501	110
Total current liabilities	157,390	168,434

Long-term obligations (less current portion)	414	2,912
Accrued pension and postretirement obligations	117,449	121,368
Total liabilities	275,253	292,714

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	120,972	121,475
Accumulated earnings (deficit)	(7,780)	5,512
Accumulated other comprehensive loss	(512)	(868)
Deferred stock compensation	(821)	—
Total stockholders’ equity	111,869	126,129
Total liabilities and stockholders’ equity	$387,122	$418,843

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006

Net revenues	$86,196	$110,981	$152,239	$205,388
Cost of sales	78,513	82,388	147,133	159,483
Selling, general and administrative expense	9,707	9,421	18,037	18,812
Research and technical expense	589	667	1,260	1,335
Restructuring and other charges	37	—	591	—
Operating income (loss)	(2,650)	18,505	(14,782)	25,758
Interest expense	1,616	2,193	3,089	3,982
Interest income	(9)	(16)	(16)	(17)
Income (loss) before income taxes	(4,257)	16,328	(17,855)	21,793
Expense (benefit) from income taxes	(1,326)	6,369	(6,340)	8,501
Net income (loss)	$(2,931)	$9,959	$(11,515)	$13,292
Net income (loss) per share:
Basic	$(0.29)	$1.00	$(1.15)	$1.33
Diluted	$(0.29)	$0.97	$(1.15)	$1.30
Weighted average shares outstanding:
Basic	10,000,000	10,000,000	10,000,000	10,000,000
Diluted	10,000,000	10,245,212	10,000,000	10,204,602

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31,
	2005	2006	2005	2006

Net income (loss)	$(2,931)	$9,959	$(11,515)	$13,292
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,065)	412	1,395	(356)
Other comprehensive income (loss)	(1,065)	412	1,395	(356)
Comprehensive income (loss)	$(3,996)	$10,371	$(10,120)	$12,936

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(11,515)	$13,292
Depreciation	2,951	3,214
Amortization	942	982
Deferred compensation expense	738	1,324
Deferred income taxes	(7,696)	753
Gain (loss) on disposal of property	(4)	33
Change in operating assets and liabilities:
Inventories	(1,697)	(20,512)
Accounts receivable	1,075	(10,852)
Accounts payable and accrued expenses	2,543	(5,354)
Accrued pension and postretirement benefits	1,666	3,919
Income taxes payable	378	(449)
Other, net	(753)	(980)
Net cash used in operating activities	(11,372)	(14,630)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,983)	(4,754)
Proceeds from sale of property, plant and equipment	19	—
Acquisition of The Branford Wire and Manufacturing Company	(8,300)	—
Change in restricted cash	997	110
Net cash used in investing activities	(10,267)	(4,644)

Cash flows from financing activities:
Net increase in revolving credit	22,484	19,106
Changes in long-term obligations	(560)	(172)
Net cash provided by financing activities	21,924	18,934

Effect of exchange rates on cash	71	(56)
Increase in cash and cash equivalents	356	(396)

Cash and cash equivalents, beginning of period	2,477	2,886
Cash and cash equivalents, end of period	$2,833	$2,490

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest	$3,089	$3,916
Income taxes	$653	$8,279

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.	Basis of Presentation

Interim Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 2005 included in the annual report on Form 10-K, filed by Haynes International, Inc. with the Securities and Exchange Commission (“SEC”). The results of operations for the six months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2006 or any interim period.

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

In connection with the plan of reorganization, the Company has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock. On August 31, 2004, recipients of the initial grant received 10-year stock options, which will vest at 33 1/3% per year over three years. The exercise price for the initial grant of options was $12.80 per share. The market value of the Company’s common stock on the stock option grant date was $15.37 per share without regard to any adjustment for lack of marketability or minority discount, but based upon a contemporaneous valuation of the enterprise as a whole using a discounted cash flow method.

During fiscal year 2006 additional grants of stock options were made as follows: October 1, 2005 grant of stock options to purchase 15,000 shares with an exercise price of $25.50 per share; February 21, 2006 grant of stock options to purchase 50,000 shares with an exercise price of $29.25 per share; March 31, 2006 grant of stock options to purchase 15,000 shares with an exercise price of $31.00 per share. All grants had an exercise price equal to or higher than the fair market value of the Company’s common stock on the grant date.

The following table summarizes the activity under the stock option plan for the six months ended March 31, 2006:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2005	900,000	$13.21
Granted	80,000	28.88
Outstanding at March 31, 2006	980,000	$14.49	1.57 years	$16,178,000

Exercisable at March 31, 2006	280,000	$12.80	1.42 years	$5,096,000

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

Adoption of SFAS 123(R)

Effective October 1, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only. Using the fair value method of SFAS No. 123, the weighted average fair value of shares granted in fiscal 2004, 2005, and 2006 was $8.10 per share, $9.08 per share and $14.11 per share, respectively. The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
August 31, 2004	$8.10	0%	2.74%	70.00%	3 years
May 5, 2005	9.08	0%	2.74%	70.00%	3 years
October 1, 2005	11.81	0%	2.74%	70.00%	3 years
February 21, 2006	14.43	0%	4.68%	70.00%	3 years
March 31, 2006	15.33	0%	4.83%	70.00%	3 years

The stock-based employee compensation expense for three months and six months ended March 31, 2006 was $672 ($410 net of tax) and $1,324 ($808 net of tax), respectively, leaving a remaining unrecognized compensation expense at March 31, 2006 of $4,810 to be recognized over a weighted average period of 1.57 years.

Prior to the adoption of SFAS 123(R)

During fiscal 2004 and fiscal 2005 the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded compensation expense for stock options, since the exercise price of the stock options was less than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company’s net loss would have been the following:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss as reported	$(2,931)	$(11,515)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	228	451

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(392)	(776)

Adjusted net loss	$(3,095)	$(11,840)

As reported net loss per share:
Basic and diluted	$(0.29)	$(1.15)

As adjusted net loss per share:
Basic and diluted	$(0.31)	$(1.18)

During the first quarter, in accordance with the modified prospective transition method, the Company eliminated its balance in Stockholders’ equity of Deferred Stock Compensation, which represented unrecognized compensation cost for non-vested stock options. Financial statements for prior periods have not been restated.

SFAS 123 (R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123 (R) was not material.

Note 3.	Inventories

The following is a summary of the major classes of inventories:

	September 30, 2005	March 31, 2006

Raw Materials	$6,740	$11,494
Work-in-process	83,232	90,069
Finished Goods	56,517	65,322
Other, net	1,371	1,306
	$147,860	$168,191

Note 4.	Income Taxes

Income tax expense (benefit) for the six months ended March 31, 2005 and 2006, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.

Note 5.	Pension and Postretirement Benefits

Components of net periodic pension and postretirement benefit cost for the three months and six months ended March 31, are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2006	2005	2006	2005	2006	2005	2006
Service cost	$713	$894	$390	$659	$1,547	$1,788	$670	$1,353
Interest cost	1,931	2,124	1,460	1,846	4,186	4,248	2,625	3,600
Expected return	(2,299)	(2,406)	—	—	(4,449)	(4,813)	—	—
Amortizations	—	—	—	554	—	—	—	908

Net periodic
benefit cost	$345	$612	$1,850	$3,059	$1,284	$1,223	$3,295	$5,861

The Company contributed $0 to the Company sponsored domestic pension plans, $2,702 to its other post-retirement benefit plans and $516 to the U.K. pension plan for the six months ended March 31, 2006. The Company presently expects to additionally contribute $0 to its domestic pension plans, $2,825 to its other post-retirement benefit plans and $540 to the U.K. pension plans for the remainder of fiscal 2006.

During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006 which reduces the accumulated post retirement benefit liability due to this plan amendment by $46,300 that will be amortized as a reduction to expense over an eight year period. This amortization period will begin in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods. This actuarial valuation assumed an updated discount rate of 6.25% which will be further evaluated at the end of the fiscal year.

Note 6.	Restructuring and Other Charges

During the six months ended March 31, 2005, the Company recorded restructuring and other charges of $591 in connection with finalizing the Company’s Chapter 11 filing. These costs were primarily legal and professional fees related to emergence from Chapter 11.

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

The Company is a defendant in 52 lawsuits alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits are currently ongoing in the state courts of California, and were instituted against the Company starting in fiscal year 2005, with 31 occurring in the second quarter ended March 31, 2006. The estimated claims for damages in these cases, alone or in the aggregate, does not exceed 1% of the Company’s current assets as of March 31, 2006.

                The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. The Company intends to pursue the dismissal of any lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages can not be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial statements unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

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

As of September 30, 2005 and March 31, 2006, the Company has accrued $1,363 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,658 which was then discounted using a rate of 1.62% which consists of long term 20 year treasury rate less inflation. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $90 per year over the remaining obligation period.

Note 8. Acquisition

On November 5, 2004, Haynes Wire Company, a wholly-owned subsidiary of the Company, acquired certain assets (primarily accounts receivable, inventory, and property, plant and equipment) of The Branford Wire and Manufacturing Company, and certain of its affiliates (“Branford”) located in Mountain Home, North Carolina, for cash of $8,300. The Company financed $5,600 of the transaction through a $10,000 extension of its existing working capital credit facility with its senior lender, and the remainder with cash from operations. Branford is a manufacturer of high-quality stainless steel and nickel alloy wires. This acquisition provides many synergies such as complementary product lines and routes to market. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of Branford are included with those of the Company subsequent to the acquisition. Because the effect of the acquisition is not material to the consolidated results of operations, supplemental pro forma results of operations information has been omitted.

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

The Company’s operating income has been reduced by the recognition of the fair market value adjustments to the Company’s assets required by the adoption of fresh start reporting. Cost of sales included $11.4 million and $1.2 million of these costs for the three months ended March 31, 2005 and 2006, respectively and $27.8 million and $2.3 million of these costs for the six months ended March 31, 2005 and 2006, respectively.

The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

				Expense Recognized
	Fair Value Adjustment	Recognition Period		Three Months Ended March 31,		Six Months Ended March 31,
				2005(3)	2006(3)	2005(3)	2006(3)
Goodwill	$43,055	N/A	(1)	$—	$—	$—	$—
Inventory	30,497	6 months	(2)	10,165	—	25,414	—
Machinery and equipment	41,628	14 years		744	744	1,487	1,487
Buildings	(859)	12 years		(18)	(18)	(36)	(36)
Land	41	N/A		—	—	—	—
Trademarks	3,800	N/A	(1)	—	—	—	—
Patents	8,667	2 to 14 years		471	438	943	876
				$11,362	$1,164	$27,808	$2,327

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenues. Net revenues increased by $24.8 million, or 28.8%, to $111.0 million in the second quarter of fiscal 2006 from $86.2 million in the same period of fiscal 2005. Volume decreased by 8.7% to 5.6 million pounds in the second quarter of fiscal 2006 from 6.1 million pounds in the same period of fiscal 2005. The primary reason for the volume decrease relates to stainless steel wire pounds which decreased by 0.5 million pounds in second quarter of fiscal 2006 compared to the same quarter in fiscal 2005. This decrease is a result of the Company’s strategy to shift from production of stainless wire to high performance wire. The average selling price per pound increased by 40.9% to $19.81 per pound in the second quarter of fiscal 2006 from $14.05 per pound in the same period of fiscal 2005. The Company’s consolidated backlog has increased by $3.9 million, or 1.9%, to $207.4 million at March 31, 2006 from $203.5 million at December 31, 2005. Order entry increased by $4.3 million, or 4.1%, for the second quarter of fiscal 2006, as compared to the same period of fiscal 2005. Management expects the demand for high performance alloy products to be positively driven by the continuation of current trends in the aerospace markets, chemical processing construction and maintenance business and the energy construction business.

Sales to the aerospace industry increased by 45.0% to $42.4 million in the second quarter of fiscal 2006 from $29.3 million for the same period of fiscal 2005, due to an increase in the average selling price per pound of 19.2% combined with an increase in volume of 21.6%. The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloys and forms when compared to the same period of fiscal 2005, and the effect of passing through higher raw material and energy costs. Management believes sales have increased as a result of both an increase in demand and a shift of demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent, value-added service center orders, such as the Company can provide.

Sales to the chemical processing industry increased by 69.9% to $34.4 million in the second quarter of fiscal 2006 from $20.3 million for the same period of fiscal 2005, due to an increase of 40.0% in the average selling price per pound, combined with a 21.4% increase in volume. The significant increase in the average selling price is due to improving market demand, change in product mix to higher valued specialty alloys and forms, and to the effect of passing through higher raw material and energy costs. Management believes that construction of new chemical processing facilities in China has contributed to improvement in this market segment.

Sales to the land-based gas turbine industry decreased by 18.2% to $17.1 million for the second quarter of fiscal 2006 from $20.9 million for the same period of fiscal 2005. The average selling price per pound increased 24.3%, which was offset by a 34.2% decrease in volume. The increase in the average selling price is primarily attributable to a shift in the mix of product form being sold; specifically, there was a reduction in billet sales which have a lower average selling price, and an increase in sheet sales, which have a higher average selling price. In addition, the average selling price increase relates to the continued shift to the higher value added service center business. The decrease in volume for the quarter was mainly due to billet volume decreasing, which was only partially offset by the increased sheet volume. Billet sales in the second quarter of fiscal year 2006 were lower than those in the same period of fiscal year 2005; however, it is anticipated that the billet sales will increase in the latter part of fiscal 2006.

Sales to other industries and non-product sales (which includes toll conversion, royalties, and miscellaneous sales) increased by 8.0% to $17.0 million in the second quarter of fiscal 2006 from $15.7 million for the same period of fiscal 2005, due to an increase in average selling price per pound of 49.0% partially offset by a 28.3% decrease in volume for other industries. The increase in average selling price relates to both the traditional high performance alloy product and the stainless steel wire product. The selling price increases are related to improving market demand and passing through higher raw material and energy costs compared to the same period of fiscal 2005. The volume of stainless wire decreased 14.3% compared to the same period of fiscal 2005 and was the primary reason for the overall reduction in volume for other industries. Non-product sales increased by $0.2 million in the second quarter of fiscal 2006 from the same period of fiscal 2005.

Cost of Sales. Cost of sales as a percentage of net revenues decreased to 74.2% in the second quarter of fiscal 2006 from 91.1% in the same period of fiscal 2005. The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) the decrease of non-cash amortization of fresh start fair value adjustment of $10.2 million for the second quarter of fiscal 2006 compared to the same period in fiscal 2005, and (ii) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs. These positive factors were partially offset by higher raw material, energy and retiree costs. The Company’s energy costs increased by $1.4 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, primarily due to rising natural gas costs. Retiree benefit costs increased by $1.2 million in the second quarter of fiscal 2006 compared to the same period in fiscal 2005 due to higher utilization of plan benefits by participants and an increasing number of fully eligible participants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million to approximately $9.4 million in the second quarter of fiscal 2006 from $9.7 million for the same period of fiscal 2005. The decrease in selling, general and administrative expenses was due to a decrease of $0.4 million of consulting costs related to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and a decrease of $0.5 million for the preparation and filing of the S-1 registration statement, offset by an increase of $0.2 million from higher employee compensation cost for stock options upon implementation of SFAS 123(R) and an increase of $0.4 million for accruals related to the management incentive plan. Selling, general and administrative expenses as a percentage of net revenues decreased to 8.5% in the second quarter of fiscal 2006 compared to 11.3% for the same period in fiscal 2005 due primarily to the increased level of revenues.

Research and Technical Expense. Research and technical expenses of $0.7 million increased slightly when comparing the second quarter of fiscal 2006 to the same period of fiscal 2005.

Restructuring and Other Charges. During the second quarter of fiscal 2005, the Company incurred $37,000 of professional fees related to the reorganization. There was no corresponding expense for the second quarter of fiscal 2006.

Operating Income. As a result of the above factors, operating income in the second quarter of fiscal 2006 was $18.5 million compared to an operating loss of $2.7 million in the same period of fiscal 2005.

Interest Expense. Interest expense increased by $0.6 million to $2.2 million in the second quarter of fiscal 2006 from $1.6 million for the same period of fiscal 2005. The increase is due to higher revolving credit borrowings and higher interest rates.

Income Taxes. Income taxes increased from a benefit of $1.3 million in the second quarter of fiscal 2005 to an expense of $6.4 million in the second quarter of fiscal 2006. The effective tax rate for the second quarter of fiscal 2006 was 39.0% compared to a tax benefit of 31.1% in the same period in fiscal 2005. The increase in effective tax rate is primarily attributable to lower non-deductible expenses (permanent items) in fiscal 2006 than in fiscal 2005, such as fees associated with the filing of our registration statement with the Securities and Exchange Commission. These permanent items in the prior year lowered the tax benefit and therefore the effective tax rate.

Net Income. As a result of the above factors, net income was $10.0 million for the second quarter of fiscal 2006 compared to net loss of $2.9 million for the same period of fiscal 2005.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Net Revenues. Net revenues increased by $53.2 million, or 34.9%, to $205.4 million in the first six months of fiscal 2006 from $152.2 million in the same period of fiscal 2005. Volume decreased by 1.5% to 10.7 million pounds in the first six months of fiscal 2006 from 10.8 million pounds in the same period of fiscal 2005. The primary reason for the volume decrease relates to stainless steel wire pounds which decreased by 0.5 million pounds in the first six months of fiscal 2006 compared to the same period in fiscal 2005. This decrease is a result of the Company’s strategy to shift from production of stainless wire to high performance wire. The average selling price per pound increased by 37.0% to $19.26 per pound in the first six months of fiscal 2006 from $14.06 per pound in the same period of fiscal 2005. The Company’s consolidated backlog has increased by $19.0 million, or 10.1%, to $207.4 million at March 31, 2006 from $188.4 million at September 30, 2005. Order entry increased by $29.8 million, or 16.1%, for the first six months of fiscal 2006, as compared to the same period of fiscal 2005. Management expects the demand for high performance alloy products to be positively driven by the continuation of current trends in the aerospace markets, chemical processing construction and maintenance business and the energy construction business.

Sales to the aerospace industry increased by 46.6% to $81.3 million in the first six months of fiscal 2006 from $55.5 million for the same period of fiscal 2005, due to an increase in the average selling price per pound of 16.3% combined with an increase in volume of 26.1%. The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloys and forms when compared to the same period of fiscal 2005, and the effect of passing through higher raw material and energy costs. Management believes sales have increased as a result of both an increase in demand and a shift of demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent, value-added service center orders, such as the Company can provide.

Sales to the chemical processing industry increased by 76.5% to $62.0 million in the first six months of fiscal 2006 from $35.1 million for the same period of fiscal 2005, due to an increase of 45.5% in the average selling price per pound, combined with a 21.3% increase in volume. The significant increase in the average selling price is due to improving market demand, change in product mix to higher valued specialty alloys and forms, and to the effect of passing through higher raw material and energy costs. Management believes that construction of new chemical processing facilities in China has contributed to improvement in this market segment.

Sales to the land-based gas turbine industry decreased by 8.4% to $31.8 million for the first six months of fiscal 2006 from $34.8 million for the same period of fiscal 2005. The average selling price per pound increased 24.5%, which was offset by a 26.5% decrease in volume. The increase in the average selling price is primarily attributable to a shift in the mix of product form being sold; specifically, there was a reduction in billet sales which have a lower average selling price, and an increase in sheet sales, which have a higher average selling price. The decrease in volume for the six months was mainly due to billet volume decreasing, which was only partially offset by the increased sheet volume. Billet sales in the first half of fiscal year 2006 were lower than those in the same period of fiscal year 2005; however, it is anticipated that the billet sales will increase in the latter part of fiscal 2006.

Sales to other industries and non-product sales (which includes toll conversion, royalties, and miscellaneous sales) increased by 12.5% to $30.3 million in the first six months of fiscal 2006 from $26.9 million for the same period of fiscal 2005, due to an increase in average selling price per pound of 38.8% partially offset by a 19.7% decrease in volume for other industries. The increase in average selling price relates to both the traditional high performance alloy product and the stainless steel wire product. The selling price increases are related to improving market demand and passing through higher raw material and energy costs compared to the same period of fiscal 2005. The volume of stainless wire decreased compared to the same period of fiscal 2005 and was the primary reason for the overall reduction in volume for other industries. Non-product sales increased by $0.4 million in the first six months of fiscal 2006 from the same period of fiscal 2005.

Cost of Sales. Cost of sales as a percentage of net revenues decreased to 77.6% in the first six months of fiscal 2006 from 96.6% in the same period of fiscal 2005. The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) the decrease of non-cash amortization of fresh start fair value adjustment of $25.5 million for the first six months of fiscal 2006 compared to the same period in fiscal 2005, and (ii) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs. These positive factors were partially offset by higher raw material, energy and retiree costs. The Company’s energy costs increased by $3.0 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, primarily due to rising natural gas costs. Retiree benefit costs increased by $2.6 million in the first six months of fiscal 2006 compared to the same period in fiscal 2005 due to higher utilization by participants and an increasing number of fully eligible participants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million to approximately $18.8 million in the first six months of fiscal 2006 from $18.0 million for the same period of fiscal 2005. The increase in selling, general and administrative expenses was due to an increase of $0.6 million from higher employee compensation cost for stock options upon implementation of SFAS 123(R), an increase of $0.7 million for accruals related to the management incentive plan and increased cost of $1.1 million from growth in foreign operations and the Branford acquisition, partially offset by a decrease of $0.7 million of consulting costs related to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and a decrease of $0.9 million for the preparation and filing of the S-1 registration statement. Selling, general and administrative expenses as a percentage of net revenues decreased to 9.2% in the first six months of fiscal 2006 compared to 11.8% for the same period in fiscal 2005 due primarily to the increased level of revenues.

Research and Technical Expense. Research and technical expenses of $1.3 million remained relatively flat when comparing the first six months of fiscal 2006 to the same period of fiscal 2005.

Restructuring and Other Charges. During the first six months of fiscal 2005, the Company incurred $0.6 million of professional fees related to the reorganization. There was no corresponding expense for the first six months of fiscal 2006.

Operating Income. As a result of the above factors, operating income in the first six months of fiscal 2006 was $25.8 million compared to an operating loss of $14.8 million in the same period of fiscal 2005.

Interest Expense. Interest expense increased by $0.9 million to $4.0 million in the first six months of fiscal 2006 from $3.1 million for the same period of fiscal 2005. The increase is due to higher revolving credit borrowings and higher interest rates.

Income Taxes. Income taxes increased from a benefit of $6.3 million in the first six months of fiscal 2005 to an expense of $8.5 million in the first six months of fiscal 2006. The effective tax rate for the first six months of fiscal 2006 was 39.0% compared to a tax benefit of 35.5% in the same period in fiscal 2005. The increase in effective tax rate is primarily attributable to lower non-deductible expenses (permanent items) in fiscal 2006 than in fiscal 2005, such as fees associated with the filing of our registration statement with the Securities and Exchange Commission. These permanent items in the prior year lowered the tax benefit and therefore the effective tax rate.

Net Income. As a result of the above factors, net income was $13.3 million for the first six months of fiscal 2006 compared to net loss of $11.5 million for the same period of fiscal 2005.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

The Company’s primary sources of capital have been borrowings under credit facilities and internally generated cash from operations. At March 31, 2006, the Company had cash and cash equivalents of $2.5 million, compared to cash and cash equivalents of $2.9 million at September 30, 2005.

                Capital expenditures were $4.8 million and $3.0 million in the first six months of fiscal 2006 and 2005, respectively. In November of 2004, the Branford acquisition was completed for $8.3 million of which $2.6 million was for property, plant and equipment. Management expects to spend a total of $24.0 million on capital expenditures in fiscal 2006 and fiscal 2007, as compared to the $11.7 million (includes $2.6 million for Branford) and $5.4 million, respectively, spent in fiscal 2005 and 2004. Planned fiscal 2006 capital spending is targeted at $11.0 million. The Company spent $4.8 million of this amount in the first half of fiscal 2006, leaving approximately $6.2 million in expenditures to be funded for the second half of the fiscal year. Extensive work was done on the Company’s upgrade of the cold rolling mill at the Company’s Kokomo facility during the first six months. This project is expected to be completed in the second half of fiscal 2006. The work required on the annealing lines at the Company’s Kokomo facility is more extensive and is expected to be completed in phases during the latter part of fiscal 2006 and the first half of fiscal 2007. The Company believes that the completion of these capital projects and the related improvement in the reliability and performance of the equipment will have a positive effect on the Company’s profitability and working capital management. For example, with the substantial completion of first phase of the cold rolling project in the first quarter of fiscal 2006 and the completion of the second phase, management believes that the capacity of the cold rolling mill to produce sheet product will be increased by up to 50%. Sheet product currently constitutes 55% of the product sold and, with the completion of the first phase of the cold rolling mill upgrade, the Company’s ability to produce additional sheet product has been increased significantly. Since the reorganization, the Company has aggressively worked to upgrade its equipment to reduce the likelihood of unplanned outages and improve the overall efficiency of its manufacturing facilities.

Net cash used by operating activities was $14.6 million and $11.4 million in the first six months in fiscal 2006 and fiscal 2005, respectively. The cash used in operating activities for the first six months of fiscal 2006 was primarily the result of increased inventory of $20.5 million. Approximately $8.0 million of this increase in inventory is a result of higher raw material costs with the balance of the inventory increase reflecting larger quantities of inventory required to accommodate the increasing level of commercial activity of specialty alloys and forms. In the first six months in fiscal 2006, borrowings on the revolving credit facility increased by $19.1 million.

Future Sources and Uses of Liquidity; Credit Facilities

The Company’s primary sources of capital for the next twelve months are expected to consist primarily of borrowings under the Loan and Security Agreement with Congress Financial Corporation (Central) (as further described below) and income from operations. The Congress Loan and Security Agreement plus the U.K. working capital facility provides for revolving loans in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves, and is secured by a pledge of substantially all of the assets of the Company. At March 31, 2006, the Company had access to $21.2 million ($11.6 million under our U.S. facility and $9.6 million under our U.K. facility) in additional working capital financing (subject to a borrowing base and net of certain reserves) and approximately $2.5 million in available cash.

The Company’s primary uses of capital over the next twelve months, other than providing working capital for normal operations, are expected to consist primarily of expenditures related to capital improvements, interest payments, and the reduction of the revolving credit facility. The main capital expenditure projects for fiscal 2006 include the continuing upgrade to the Company’s electro slag remelt equipment, upgrade of the rolling mill at its Kokomo facility, an upgrade on the anneal furnaces at the Kokomo facility, and various environmental compliance projects. The Company believes that the amounts available under its credit agreements, its cash on hand and income from operations will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months, although there can be no assurance that this will be the case.

                The Congress Loan and Security Agreement provides for a maximum of $130 million in revolving loans that bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of March 31, 2006, the Loan and Security Agreement bore interest at a weighted average interest rate of 6.6%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the Congress Loan and Security Agreement commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of March 31, 2006, the most recent required measurement date under the Loan and Security Agreement, the Company was in compliance with these covenants. The Congress Loan and Security Agreement matures on April 12, 2009. Borrowings under the Loan and Security Agreement are collateralized by a pledge of substantially all the U.S. assets of the Company.

Haynes U.K. has entered into a Facility Agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007. Haynes U.K. is required to pay interest on loans made under the Facility Agreement in an amount equal to LIBOR (as calculated in accordance with the terms of the Facility Agreement), plus 3% per annum. As of March 31, 2006, the Facility Agreement bore interest at a weighted average interest rate of 7.62%. Availability under the Facility Agreement is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the Facility Agreement. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of March 31, 2006, the most recent measurement date required under the Facility Agreement, the Company was in compliance with these covenants. The Facility Agreement is secured by a pledge of substantially all of the assets of Haynes U.K.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2006:

(in thousands)	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (including interest) (2)	$151,555	$8,892	$142,663	$—	$—
Operating lease obligations	8,722	2,732	4,908	1,082	—
Raw material contracts	181,803	90,701	91,102	—	—
Mill supplies contracts	473	473	— —	—	—
Capital projects	15,091	15,091	—	—	—
Pension plan(3)	4,007	540	3,467	—	—
Other post-employment benefits(4)	55,647	5,647	10,000	10,000	30,000
Non-compete obligation(5)	550	110	220	220	—

Total	$417,848	$124,186	$252,360	$11,302	$30,000

(1)	Income taxes are not included in the table. Payments for income taxes for fiscal 2006 are expected to be approximately $23,000.

(2)	Interest is calculated annually using the principal balance and applicable interest rates as of March 31, 2006.

(3)

There is currently a funding obligation from the Company to the domestic pension plan of $2,011 payable by June 2007. The Company expects its U.K. subsidiary to contribute $1,056 in fiscal 2006 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement. The U.K. subsidiary has already contributed $516 in the first six months with the additional $540 to be paid in remaining six months of fiscal year 2006. In addition, the U.K. is expected to contribute $1,056 in fiscal year 2007 and $400 in fiscal year 2008.

(4)	Represents expected post-employment benefits only as adjusted for a negative plan amendment to cap future payments at $5 million per year.

(5)

Pursuant to an escrow agreement, Company has on deposit $550 in an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Company’s acquisition of certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates.

The Company also has $321,000 of letters of credit outstanding. The letters of credit are outstanding in connection with building and equipment lease obligations and environmental financial assurance.

Branford Acquisition

On November 5, 2004, Haynes Wire Company, a wholly-owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash. As part of this transaction, Haynes Wire entered into a non-compete agreement with the former president and owner of Branford, restricting his ability to compete with the ongoing Haynes Wire operations for a period of seven years from the closing date. Haynes Wire will make total payments of $770,000 under the non-compete agreement, $110,000 of which was paid at closing and the remainder of which is required to be paid in equal annual installments over six years. Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited the remaining $660,000 of installments to be paid pursuant to the non-compete agreement into an escrow account. This remaining balance of $550,000 is classified as restricted cash at March 31, 2006.

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

Fresh Start Reporting

On March 29, 2004, the Company and certain of its U.S. subsidiaries and U.S. affiliates, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As part of the Company’s Chapter 11 proceedings, it filed its plan of reorganization and related disclosure statement on May 25, 2004. The plan of reorganization was amended on June 29, 2004 and became effective on August 31, 2004. As a result of the reorganization, the Company implemented fresh start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, the Company’s consolidated financial statements for periods subsequent to August 31, 2004 reflect a new basis of accounting.

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

The following table demonstrates the estimated effect of a 1% change in the following assumptions:

Pension plan expense	Estimated change in expense

1% change in discount rate	$1.5 Million
1% change in the return on assets assumption	$1.0 Million
1% change in the salary scale assumption	$1.6 Million

Post-retirement medical and life insurance expense

1% change in the discount rate	$0.65 Million

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at March 31, 2006. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $880,000 for the six months ended March 31, 2006. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At March 31, 2006, the Company had no foreign currency exchange contracts outstanding.

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

Item 4.           Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since the date of the Company’s most recent evaluation described above and made as of March 31, 2006, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II OTHER INFORMATION

Item 1. Litigation

The Company is a defendant in 52 lawsuits alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits are currently ongoing in the state courts of California, and were instituted against the Company starting in fiscal year 2005, with 31 occurring in the second quarter ended March 31, 2006. The estimated claims for damages in these cases, alone or in the aggregate, does not exceed 1% of the Company’s current assets of March 31, 2006.

The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. The Company intends to pursue the dismissal of any lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages can not be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial statements unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

Item 4. Submission of Matters to a vote of Security Holders

On February 21, 2006, the Annual Meeting of Shareholders of the Company was held at the Holiday Inn Select at the Indianapolis International Airport. The following matters were voted on at the meeting:

MATTER	VOTES CAST FOR	VOTES WITHHELD

Election of Directors:
Paul J. Bohan	7,806,839	900
Donald C. Campion	7,793,739	14,000
John C. Corey	7,806,839	900
Timothy J. McCarthy	7,806,839	900
Francis J. Petro	7,807,739	0
William P. Wall	7,806,839	900
Ronald W. Zabel	7,806,839	900

There were no abstentions or broker non-votes with respect to the election of any directors.

Item 6.	Exhibits

Exhibits. See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Francis J. Petro

Francis J. Petro

President and Chief Executive Officer

Date: May 15, 2006

/s/ Marcel Martin

Marcel Martin

Vice President, Finance

Chief Financial Officer

Date: May 15, 2006

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit
(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	3.02	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(4)	4.01	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333- 124977.)
	4.02	Restated Certificate of Incorporation of Haynes International, Inc. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.03	Amended and Restated By-laws of Haynes International, Inc. (Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

* Filed herewith