Form 10-Q
period 2006-06-30
HAYNES INTERNATIONAL INC
filed 2006-08-14
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filler and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐
Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of August 11, 2006, the registrant had 10,000,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART 1          FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	June 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,886	$6,973
Restricted cash – current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,514 and $1,816, respectively	58,730	76,197
Inventories, net	147,860	175,327
Deferred income taxes	7,298	7,298
Total current assets	216,884	265,905

Property, plant and equipment (at cost)	88,755	95,795
Accumulated depreciation	(3,630)	(8,088)
Net property, plant and equipment	85,125	87,707

Deferred income taxes	27,665	32,994
Prepayments and deferred charges, net	2,457	3,236
Restricted cash – long term portion	550	440
Goodwill	43,055	42,604
Other intangible assets	11,386	9,913
Total assets	$387,122	$442,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,495	$42,324
Income taxes payable	399	7,748
Accrued postretirement benefits	5,527	5,527
Revolving credit facilities	104,468	122,410
Current maturities of long-term obligations	1,501	110
Total current liabilities	157,390	178,119

Long-term obligations (less current portion)	414	3,010
Accrued pension and postretirement obligations	117,449	120,521
Total liabilities	275,253	301,650

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	120,972	122,206
Accumulated earnings (deficit)	(7,780)	17,487
Accumulated other comprehensive income (loss)	(512)	1,446
Deferred stock compensation	(821)	—
Total stockholders’ equity	111,869	141,149
Total liabilities and stockholders’ equity	$387,122	$442,799

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net revenues	$79,638	$114,932	$231,877	$320,320
Cost of sales	62,700	81,698	209,833	241,181
Selling, general and administrative expense	6,028	10,825	24,065	29,637
Research and technical expense	624	622	1,884	1,957
Restructuring and other charges	—	—	591	—
Operating income (loss)	10,286	21,787	(4,496)	47,545
Interest expense	1,614	1,879	4,703	5,861
Interest income	(5)	(27)	(21)	(44)
Income (loss) before income taxes	8,677	19,935	(9,178)	41,728
Expense (benefit) from income taxes	3,122	7,960	(3,218)	16,461
Net income (loss)	$5,555	$11,975	$(5,960)	$25,267

Net income (loss) per share:
Basic	$0.56	$1.20	$(0.60)	$2.53
Diluted	$0.55	$1.16	$(0.60)	$2.47
Weighted average shares outstanding:
Basic	10,000,000	10,000,000	10,000,000	10,000,000
Diluted	10,094,306	10,319,344	10,000,000	10,242,849

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net income (loss)	$5,555	$11,975	$(5,960)	$25,267

Other comprehensive income (loss):

Foreign currency translation adjustment	(2,230)	2,314	(835)	1,958

Other comprehensive income (loss)	(2,230)	2,314	(835)	1,958

Comprehensive income (loss)	$3,325	$14,289	$(6,795)	$27,225

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

		Nine Months Ended June 30
		2005	2006
	Cash flows from operating activities:
	Net income (loss)	$(5,960)	$25,267
	Depreciation	2,246	4,888
	Amortization	1,413	1,473
	Deferred compensation expense	1,108	2,055
	Deferred income taxes	(5,464)	(4,878)
	Loss on disposal of property	(2,116)	(224)
	Change in operating assets and liabilities:
	Inventories	(11,714)	(26,522)
	Accounts receivable	6,916	(16,865)
	Accounts payable and accrued expenses	2,781	(1,927)
	Accrued pension and postretirement benefits	2,692	3,072
	Income taxes payable	1,019	7,604
	Other, net	1,126	(743)
	Net cash used in operating activities	(5,953)	(6,800)

	Cash flows from investing activities:
	Additions to property, plant and equipment	(5,592)	(7,246)
	Proceeds from sale of property, plant and equipment	2,321	—
	Acquisition of The Branford Wire and Manufacturing Company	(8,300)	—
	Change in restricted cash	337	110
	Net cash used in investing activities	(11,234)	(7,136)

	Cash flows from financing activities:
	Net increase in revolving credit	18,661	17,942
	Changes in long-term obligations	797	—
	Net cash provided by financing activities	19,458	17,942

	Effect of exchange rates on cash	(67)	81
	Increase in cash and cash equivalents	2,204	4,087

	Cash and cash equivalents, beginning of period	2,477	2,886
	Cash and cash equivalents, end of period	$4,681	$6,973

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest (net of capitalized interest)	$4,703	$5,764
	Income taxes	$1,137	$14,115

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented.  This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 2005 included in the annual report on Form 10-K, filed by Haynes International, Inc. with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2006 or any interim period.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

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

The following table summarizes the activity under the stock option plan for the nine months ended June 30, 2006:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2005	900,000	$13.21
Granted	80,000	28.88
Outstanding at June 30, 2006	980,000	14.49	8.32 years	$21,078,000
Exercisable at June 30, 2006	300,000	13.21	8.21 years	6,836,000

On November 7, 2005, the Board of Directors of the Company approved an amendment of the Haynes International, Inc. Stock Option Plan (the “Plan”), whereby, in the event of a Change in Control (as defined in the Plan) of the Company, all outstanding options to purchase shares of the Company’s common stock would become and remain exercisable as to all shares covered by such options without regard to any vesting schedule and without any action by the Board of Directors or the Compensation Committee. The Plan had previously authorized the Board of Directors to accelerate the vesting of options upon a Change in Control in its discretion. All of the directors and certain executive officers of the Company hold options under the Plan.

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

			Risk-free
Grant Date	Fair Value	Dividend Yield	Interest Rate	Expected Volatility	Expected Life
August 31, 2004	$8.10	0%	2.74%	70.00%	3 years
May 5, 2005	9.08	0%	2.74%	70.00%	3 years
October 1, 2005	11.81	0%	2.74%	70.00%	3 years
February 21, 2006	14.43	0%	4.68%	70.00%	3 years
March 31, 2006	15.33	0%	4.83%	70.00%	3 years

The stock-based employee compensation expense for three months and nine months ended June 30, 2006 was $731 ($446 net of tax) and $2,055 ($1,254 net of tax), respectively, leaving a remaining unrecognized compensation expense at June 30, 2006 of $4,079 to be recognized over a weighted average period of 1.32 years.

Prior to the adoption of SFAS 123(R)

During fiscal 2005 the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded compensation expense for stock options, since the exercise price of the stock options was less than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company’s net income (loss) would have been the following:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2005	2005
Net income (loss) as reported	$5,555	$(5,960)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effects	223	670

Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(385)	(1,154)

Adjusted net income (loss)	$5,393	$(6,444)

As reported net income (loss) per share:
Basic	.56	(.60)
Diluted	.55	(.60)
As adjusted net income (loss) per share:
Basic	.54	(.64)
Diluted	.53	(.64)

During the first quarter of fiscal 2006, in accordance with the modified prospective transition method, the Company eliminated its balance in Stockholders’ equity of Deferred Stock Compensation, which represented unrecognized compensation cost for non-vested stock options. Financial statements for prior periods have not been restated.

SFAS 123 (R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123 (R) was not material.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2005	June 30, 2006

Raw Materials	$6,740	$9,963
Work-in-process	83,232	91,793
Finished Goods	56,517	72,451
Other, net	1,371	1,120
	$147,860	$175,327

Note 4.   Income Taxes

Income tax expense (benefit) for the nine months ended June 30, 2005 and 2006, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.  Predecessor Haynes tax returns were finalized in the third quarter of fiscal 2006 resulting in additional income tax benefits which have been recorded as an increase to deferred tax asset and a reduction of goodwill of $0.5 million.

Note 5.   Pension and Postretirement Benefits

Components of net periodic pension and postretirement benefit cost for the three months and nine months ended June 30, are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2006	2005	2006	2005	2006	2005	2006

Service cost	$773	$96	$316	$98	$2,320	$1,884	$948	$1,451
Interest cost	2,093	229	1,315	262	6,279	4,477	3,946	3,862
Expected return	(2,224)	260	—	—	(6,674)	(4,553)	—	—
Amortizations	—	—	—	66	—	—	—	974
Net periodic benefit cost	$642	$585	$1,631	$426	$1,925	$1,808	$4,894	$6,287

The Company contributed $0 to the Company sponsored domestic pension plans, $4,176 to its other post-retirement benefit plans and $923 to the U.K. pension plan for the nine months ended June 30, 2006. The Company presently expects to additionally contribute $0 to its domestic pension plans, $1,351 to its other post-retirement benefit plans and $277 to the U.K. pension plans for the remainder of fiscal 2006.

During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually effective January 1, 2007.  An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated post retirement benefit liability due to this plan amendment by $46,300, that will be amortized as a reduction to expense over an eight year period.  This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.  This actuarial valuation assumed an updated discount rate of 6.25%, which will be further evaluated at the end of the fiscal year.

Note 6. Restructuring and Other Charges

During the nine months ended June 30, 2005, the Company recorded restructuring and other charges of $591 in connection with finalizing the Company’s Chapter 11 filing.  These costs were primarily legal and professional fees related to emergence from Chapter 11. No Corresponding restructuring and other charges occurred in fiscal 2006.

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

The Company previously reported that it was a defendant in 52 lawsuits filed in the state of California alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits were instituted against the Company starting in fiscal year 2005.  In July 2006, the state court in California issued an order dismissing the Company as a plaintiff in 42 of the lawsuits pending in the state of California.  The other ten cases originally filed in California have been removed to federal court in the U.S. District Court in Cleveland, in what is called a multidistrict litigation, or MDL. In July 2006, stipulations of dismissal were filed by the plaintiffs in the MDL and the cases remain pending while the Company awaits the MDL’s order approving the stipulations of dismissal.

One new lawsuit was filed in California state court in July 2006, again alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese.  One case with similar facts is also pending in the state of Texas, for a total of twelve currently pending cases.  The estimated claims for damages in these cases, alone or in the aggregate, does not exceed 1% of the Company’s current assets as of June 30, 2006.

The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. The Company intends to pursue the dismissal of all pending and any future lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages can not be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial statements unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the US Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. A closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure monitoring is ongoing there. The Company has an application pending for approval of closure and post-closure care for another area at its Kokomo facility and for the lagoon area at its Mountain Home, North Carolina facility. The Company is required to monitor groundwater at its Kokomo facility and to continue post-closure maintenance of the former disposal areas at both Kokomo and Mountain Home for 30 years from the date of closure. The Company is aware of elevated levels of certain contaminants in the groundwater at the Kokomo facility. If it is determined that the disposal areas or other solid waste management units at the Kokomo facility have impacted the groundwater underlying the Kokomo, Indiana facility, additional corrective action by the Company could be required. The potential costs of these additional corrective actions cannot be accurately estimated at this time and are not reflected in the accrual. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing and determined to exist at its facilities.

As of September 30, 2005 and June 30, 2006, the Company has accrued $1,363 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,658 which was then discounted using a rate of 1.62% which consists of the long term 20 year treasury rate less the rate of inflation. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $90 per year over the remaining obligation period.

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

The Company’s operating income has been reduced by the recognition of the fair market value adjustments to the Company’s assets required by the adoption of fresh start reporting. Cost of sales included $1.2 million and $1.2 million of these costs for the three months ended June 30, 2005 and 2006, respectively, and $29.0 million and $3.5 million of these costs for the nine months ended June 30, 2005 and 2006, respectively.

The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

				Expense Recognized
	Fair Value	Recognition		Three Months Ended June 30,		Nine months Ended June 30,
	Adjustment	Period		2005(3)	2006(3)	2005(3)	2006(3)
Goodwill	$43,055	N/A	(1)	$—	$—	$—	$—
Inventory	30,497	6 months	(2)	—	—	25,414	—
Machinery and equipment	41,628	14 years		743	743	2,230	2,230
Buildings	(859)	12 years		(18)	(18)	(54)	(54)
Land	41	N/A		—	—	—	—
Trademarks	3,800	N/A	(1)	—	—	—	—
Patents	8,667	2 to 14 years		472	438	1,415	1,314
				$1,197	$1,163	$29,005	$3,490

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenues.  Net revenues increased by $35.3 million, or 44.3%, to $114.9 million in the third quarter of fiscal 2006 from $79.6 million in the same period of fiscal 2005.  Volume increased by 18.8% to 5.7 million pounds in the third quarter of fiscal 2006 from 4.8 million pounds in the same period of fiscal 2005 as a result of volume increases in each of aerospace, chemical processing and land-based gas turbines industries partially offset by decrease in volume of other industries, discussed below.  Volume of high performance alloys increased 41.2% to 4.8 million pounds in the third quarter of fiscal 2006 compared to 3.4 million pounds in the same period of fiscal 2005.  Volume of stainless steel wire decreased by 35.7% to 0.9 million pounds in the third quarter of fiscal 2006 as compared to 1.4 million pounds the same period of fiscal 2005 as a result of the Company’s strategy to reduce production of stainless wire and increase production of high performance alloy wire due to the higher margins related to high performance alloy wire. The average selling price per pound increased by 22.3% to $20.31 per pound in the third quarter of fiscal 2006 from $16.61 per pound in the same period of fiscal 2005 due primarily to improved market demand and passing through higher raw material prices. The Company’s consolidated backlog has decreased by $6.6 million, or 3.2%, to $200.8 million at June 30, 2006 from $207.4 million at March 31, 2006 primarily due to strong shipping results in the quarter.  Order entry remained relatively flat with a decrease of $1.2 million, or 1.2%, for the third quarter of fiscal 2006, as compared to the same period of fiscal 2005. Management expects the demand for high performance alloy products to be positively driven by the continuation of current trends in the aerospace markets, chemical processing facility construction and maintenance business and the energy construction business.

Sales to the aerospace industry increased by 28.5% to $41.9 million in the third quarter of fiscal 2006 from $32.6 million for the same period of fiscal 2005, due to an increase in the average selling price per pound of 8.6% combined with an increase in volume of 18.3%.  The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloys and product forms with a higher average selling price when compared to the same period of fiscal 2005, and the effect of passing through higher raw material and energy costs. Management believes sales have increased as a result of both an increase in demand and a shift in demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent orders from value-added service centers, such as the Company can provide.

Sales to the chemical processing industry increased by 120.1% to $38.3 million in the third quarter of fiscal 2006 from $17.4 million for the same period of fiscal 2005, due to an increase of 14.8% in the average selling price per pound, combined with a 91.5% increase in volume. The increase in the average selling price is due to improving market demand, change in product mix to higher valued specialty alloys and forms, and to the effect of passing through higher raw material and energy costs. The significant volume increase is due to improved market demand combined with high project business in the third quarter of fiscal 2006 when compared to the same period of fiscal 2005. Management believes that construction of new chemical processing facilities in China has contributed to volume improvement in this market segment.

Sales to the land-based gas turbine industry increased by 34.0% to $19.7 million for the third quarter of fiscal 2006 from $14.7 million for the same period of fiscal 2005. The average selling price per pound decreased 5.0%, which was offset by a 40.7% increase in volume. The decrease in the average selling price is primarily attributable to a shift in the mix of product forms being sold to billet from sheet, which was partially offset by the effect of higher raw material and energy costs.  The increase in volume is also due to the higher billet sales in the third quarter of fiscal 2006 compared to the same period in fiscal 2005.

Sales to other industries and non-product sales (which includes toll conversion, royalties, and miscellaneous sales) increased by 1.3% to $15.1 million in the third quarter of fiscal 2006 from $14.9 million for the same period of fiscal 2005, due to an increase in average selling price per pound of 27.5% partially offset by a 27.3% decrease in volume. The average selling price increase is related to improving market demand and passing through higher raw material and energy costs compared to the same period of fiscal 2005. The volume of stainless wire decreased 35.7% compared to the same period of fiscal 2005 and was the primary reason for the overall reduction in volume. Non-product sales increased by $1.3 million in the third quarter of fiscal 2006 from the same period of fiscal 2005 due to the sale of by-product scrap which is accumulated and sold at various times during the year.

Cost of Sales.  Cost of sales as a percentage of net revenues decreased to 71.1% in the third quarter of fiscal 2006 from 78.7% in the same period of fiscal 2005.  The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) improved product pricing related to improving market demand and passing through a portion of the rising raw material and energy costs, (ii) an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (iii) reductions in manufacturing costs gained from the capital improvement program, and (iv) lower retiree benefit costs of $1.2 million related to a negative plan amendment that caps the Company’s medical retiree liability to a non-indexed $5.0 million annually. These positive factors were partially offset by higher raw material and energy costs. The Company’s energy costs increased by $1.5 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, primarily due to rising natural gas prices and higher usage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $4.8 million to approximately $10.8 million in the third quarter of fiscal 2006 from $6.0 million for the same period of fiscal 2005. In the third quarter of fiscal 2005, gross selling, general and administrative expense was offset by a one-time gain of $2.1 million recognized for the sale of land and building at the Openshaw, England facility which was not repeated in the current quarter. The remaining $2.7 million increase in selling, general and administrative expenses was due to a combination of the following factors: (i) increase of $0.8 million related to the Company operating at a higher volume of business, (ii) increase of $0.6 million related to the Company’s evaluation of strategic alternatives and the filing of a post effective amendment to the Company’s Registration Statement on Form S-1, (iii) increase of $0.4 million from higher employee compensation costs for stock options upon implementation of SFAS 123 (R), (iv) increase of $0.2 million of accruals related to the management incentive plan, and (v) foreign exchange transaction losses of $0.3 million in the third quarter of fiscal 2006 compared to gains of $0.4 million in fiscal 2005 caused an increase of $0.7 million to selling, general and administrative expense. Selling, general and administrative expenses as a percentage of net revenues increased to 9.4% in the third quarter of fiscal 2006 compared to 7.6% for the same period in fiscal 2005 due primarily to the prior year gain on sale of land and buildings partially offset by the increased level of revenue.

Research and Technical Expense.  Research and technical expenses of $0.6 million remained flat when comparing the third quarter of fiscal 2006 to the same period of fiscal 2005.

Operating Income.  As a result of the above factors, operating income in the third quarter of fiscal 2006 was $21.8 million, compared to $10.3 million in the same period of fiscal 2005.

Interest Expense.  Interest expense increased by $0.3 million to $1.9 million in the third quarter of fiscal 2006 from $1.6 million for the same period of fiscal 2005. The increase is due to higher revolving credit borrowings and higher interest rates partially offset by interest capitalized on long-term capital projects.

Income Taxes.  Income tax expense increased from $3.1 million in the third quarter of fiscal 2005 to $8.0 million in the third quarter of fiscal 2006. The effective tax rate for the third quarter of fiscal 2006 was 39.9% compared to 36.0% in the same period in fiscal 2005. The increase in effective tax rate is primarily attributable to more taxable income in the U.S. at a higher tax rate as compared to foreign taxable income at a lower tax rate.

Net Income.  As a result of the above factors, net income increased by $6.4 million, or 114.3% to $12.0 million for the third quarter of fiscal 2006 compared to $5.6 million for the same period of fiscal 2005.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Net Revenues.  Net revenues increased by $88.4 million, or 38.1%, to $320.3 million in the first nine months of fiscal 2006 from $231.9 million in the same period of fiscal 2005.  Volume increased by 4.5% to 16.3 million pounds in the first nine months of fiscal 2006 from 15.6 million pounds in the same period of fiscal 2005. Volume of high performance alloys increased 13.2% to 13.7 million pounds in the first nine months of fiscal 2006 as compared to 12.1 million pounds in the same period of fiscal 2005. Volume of stainless steel wire decreased 23.5% to 2.6 million pounds in the first nine months of fiscal 2006 as compared to 3.4 million pounds in the same period of fiscal 2005 as a result of the Company’s strategy to reduce production of stainless wire and increase production of high performance alloy wire due to higher margins related to high performance alloy wire. The average selling price per pound increased by 32.3% to $19.63 per pound in the first nine months of fiscal 2006 from $14.84 per pound in the same period of fiscal 2005 due primarily to improved market demand and passing through higher raw material prices. The Company’s consolidated backlog increased by $12.4 million, or 6.6%, to $200.8 million at June 30, 2006 from $188.4 million at September 30, 2005.  Order entry increased by $28.6 million, or 9.9%, for the first nine months of fiscal 2006, as compared to the same period of fiscal 2005. Management expects the demand for high performance alloy products to be positively driven by the continuation of current trends in the aerospace markets, chemical processing facility construction and maintenance business and the energy construction business.

Sales to the aerospace industry increased by 39.9% to $123.2 million in the first nine months of fiscal 2006 from $88.1 million for the same period of fiscal 2005, due to an increase in the average selling price per pound of 13.3% combined with an increase in volume of 23.4%.  The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloys and product forms with a higher average selling price when compared to the same period of fiscal 2005, and the effect of passing through higher raw material and energy costs. Management believes sales have increased as a result of both an increase in demand and a shift in demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent orders from value-added service centers, such as the Company can provide.

Sales to the chemical processing industry increased by 90.9% to $100.2 million in the first nine months of fiscal 2006 from $52.5 million for the same period of fiscal 2005, due to an increase of 36.0% in the average selling price per pound, combined with a 40.4% increase in volume. The significant increase in the average selling price is due to improved market demand, a change in product mix to higher valued specialty alloys and forms, and the effect of passing through higher raw material and energy costs. The increase in volume is a result of improved market demand. Management believes that construction of new chemical processing facilities in China has contributed to volume improvement in this market segment.

Sales to the land-based gas turbine industry increased by 4.1% to $51.5 million for the first nine months of fiscal 2006 from $49.5 million for the same period of fiscal 2005. The average selling price per pound increased 16.3%, which was partially offset by a 10.5% decrease in volume. The increase in the average selling price is primarily attributable to a shift in the mix of product form being sold; specifically, there was a reduction in billet sales which have a lower average selling price, and an increase in sheet sales, which have a higher average selling price. The decrease in volume for the nine months was mainly due to billet volume decreasing, which was only partially offset by the increased sheet volume. Although billet sales in the first nine months of fiscal year 2006 were lower than the same period of fiscal year 2005, billet sales did increase in the third quarter of fiscal 2006.

Sales to other industries and non-product sales (which includes toll conversion, royalties, and miscellaneous sales) increased by 8.6% to $45.4 million in the first nine months of fiscal 2006 from $41.8 million for the same period of fiscal 2005, due to an increase in average selling price per pound of 34.9% partially offset by a 22.4% decrease in volume. The increase in average selling price relates to both the traditional high performance alloy product and the stainless steel wire product. The selling price increases are related to improving market demand for all products and passing through higher raw material and energy costs compared to the same period of fiscal 2005. The volume of stainless wire decreased compared to the same period of fiscal 2005 (again as a result of our strategy to reduce production of stainless wire) and was the primary reason for the overall reduction in volume. Non-product sales increased by $1.7 million in the first nine months of fiscal 2006 from the same period of fiscal 2005.

Cost of Sales.  Cost of sales as a percentage of net revenues decreased to 75.3% in the first nine months of fiscal 2006 from 90.5% in the same period of fiscal 2005.  The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) the decrease of non-cash amortization of fresh start fair value adjustment of $25.5 million from $29.0 million in the first nine months of fiscal year 2005 to $3.5 million for the first nine months of fiscal year 2006, (ii) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, and (iii) reductions in manufacturing cost gained from the capital improvements program. These positive factors were partially offset by higher raw material, energy and retiree costs. The Company’s energy costs increased by $4.6 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, primarily due to rising natural gas price and higher usage.  Retiree benefit costs increased by $1.4 million in the first nine months of fiscal 2006 compared to the same period in fiscal 2005 due to higher utilization by participants and an increasing number of fully eligible participants.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $5.6 million to approximately $29.6 million in the first nine months of fiscal 2006 from $24.1 million for the same period of fiscal 2005. In the first nine months of fiscal 2005, gross selling, general and administrative expense was offset by a one-time gain of $2.1 million recognized for the sale of land and building at the Openshaw, England facility, which was not repeated in the current period. The remaining $3.5 million increase in selling, general and administrative expenses was due to a combination of the following factors: (i) increased cost of $2.0 million from growth in foreign operations, the Branford acquisition, and higher business volume, (ii) an increase of $1.0 million from higher employee compensation cost for stock options upon implementation of SFAS 123(R), (iii) an increase of $0.8 million for accruals related to the management incentive plan, (iv) an increase of $0.3 million related to the Company’s evaluation of strategic alternatives, and (v) foreign exchange transaction losses of $0.3 million in the first nine months of fiscal 2006 compared to gains of $0.6 million in fiscal 2005 caused an increase of $0.8 million in selling, general and administrative expense. These increases were partially offset by a decrease from fiscal 2005 of $0.8 million of consulting costs related to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and a decrease of $0.6 million for the preparation and filing of the Company’s Registration Statement on Form S-1. Selling, general and administrative expenses as a percentage of net revenues decreased to 9.3% in the first nine months of fiscal 2006 compared to 10.4% for the same period in fiscal 2005 due primarily to the increased level of revenues.

Research and Technical Expense.  Research and technical expenses of $2.0 million increased slightly in the first nine months of fiscal 2006 compared to $1.9 million in the same period of fiscal 2005.

Restructuring and Other Charges.  During the first nine months of fiscal 2005, the Company incurred $0.6 million of professional fees related to the reorganization.  There was no corresponding expense for the first nine months of fiscal 2006.

Operating Income.  As a result of the above factors, operating income in the first nine months of fiscal 2006 was $47.5 million compared to an operating loss of $4.5 million in the same period of fiscal 2005.

Interest Expense.  Interest expense increased by $1.2 million to $5.9 million in the first nine months of fiscal 2006 from $4.7 million for the same period of fiscal 2005. The increase is due to higher revolving credit borrowings and higher interest rates partially offset by interest capitalized on long-term capital projects.

Income Taxes.  Income taxes increased from a benefit of $3.2 million in the first nine months of fiscal 2005 to an expense of $16.5 million in the first nine months of fiscal 2006. The effective tax rate for the first nine months of fiscal 2006 was 39.4% compared to a tax benefit of 35.0% in the same period in fiscal 2005. The increase in effective tax rate is primarily attributable to more taxable income in the U.S. at a higher tax rate as compared to foreign taxable income at the lower tax rate.

Net Income.  As a result of the above factors, net income increased by $31.3 million to $25.3 million for the first nine months of fiscal 2006 compared to net loss of $6.0 million for the same period of fiscal 2005.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

The Company’s primary sources of capital have been borrowings under credit facilities and internally generated cash from operations. At June 30, 2006, the Company had cash and cash equivalents of $7.0 million, compared to cash and cash equivalents of $2.9 million at September 30, 2005. The increase in cash and cash equivalents is due to certain timing variations, such as daily cash collected.

Capital expenditures were $7.2 million and $5.6 million in the first nine months of fiscal 2006 and 2005, respectively.  In November of 2004, the Branford acquisition was completed for $8.3 million of which $2.6 million was for property, plant and equipment. Management expects to spend a total of $24.0 million on capital expenditures in fiscal 2006 and fiscal 2007, as compared to the $11.7 million (includes $2.6 million for Branford) and $5.4 million, respectively, spent in fiscal 2005 and 2004. Planned fiscal 2006 capital spending is targeted at $11.0 million. The Company spent $7.2 million of this amount in the first nine months of fiscal 2006, leaving approximately $3.8 million in expenditures to be funded for the last quarter of the fiscal year.  Extensive work was done on the Company’s upgrade of the cold rolling mill at the Company’s Kokomo facility during the first nine months of fiscal 2006. This project is expected to be completed in fiscal 2006. The work required on the annealing lines at the Company’s Kokomo facility is more extensive and is expected to be completed in phases starting in the latter part of fiscal 2006 and continuing until early fiscal 2008.  The Company believes that the completion of these capital projects and the related improvement in the reliability and performance of the equipment will have a positive effect on the Company’s profitability and working capital management.  For example, after completion of last phase of the cold rolling project, management believes that the capacity of the cold rolling mill to produce sheet product will be increased by up to 50%. Historically sheet product, which has higher gross margins, has constituted approximately 55% of the product sold and with the completion of the cold rolling mill upgrade, sheet product will increase as a percent of the total mix. Since the reorganization, the Company has aggressively worked to upgrade its equipment to reduce the likelihood of unplanned outages and improve the overall efficiency of its manufacturing facilities.

Net cash used by operating activities was $6.8 million and $6.0 million in the first nine months of fiscal 2006 and fiscal 2005, respectively.  Cash used in operating activities for the first nine months of fiscal 2006 was primarily the result of increased inventory of $26.5 million and increased accounts receivable of $16.9 million. This increase in inventory is a result of higher raw material costs, an increasing amount of higher cost inventory of specialty alloys and product forms which related to mix and larger quantities of inventory required to accommodate the increasing level of commercial activity. The increase in accounts receivable is a result of the increasing level of sales. As a result of the above factors in the first nine months in fiscal 2006, borrowings on the revolving credit facility increased by $17.9 million.

Future Sources and Uses of Liquidity; Credit Facilities

The Company’s primary sources of capital for the next twelve months are expected to consist primarily of borrowings under the Loan and Security Agreement with Congress Financial Corporation (Central) (as further described below) and income from operations.  The Congress Loan and Security Agreement plus the U.K. working capital facility provides for revolving loans in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves, and is secured by a pledge of substantially all of the assets of the Company.  At June 30, 2006, the Company had access to $28.8 million ($18.8 million under our U.S. facility and $10.0 million under our U.K. facility) in additional working capital financing (subject to a borrowing base and net of certain reserves) and approximately $7.0 million in available cash.

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

The Congress Loan and Security Agreement provides for a maximum of $130 million in revolving loans (exclusive of the U.K. facility)  that bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of June 30, 2006, the Loan and Security Agreement bore interest at a weighted average interest rate of 6.82%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the Congress Loan and Security Agreement commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of June 30, 2006, the most recent required measurement date under the Loan and Security Agreement, the Company was in compliance with these covenants. The Congress Loan and Security Agreement matures on April 12, 2009. Borrowings under the Loan and Security Agreement are collateralized by a pledge of substantially all the U.S. assets of the Company.

Haynes U.K. has entered into a Facility Agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007. Haynes U.K. is required to pay interest on loans made under the Facility Agreement in an amount equal to LIBOR (as calculated in accordance with the terms of the Facility Agreement), plus 3% per annum. As of June 30, 2006, the Facility Agreement bore interest at a weighted average interest rate of 8.09%. Availability under the Facility Agreement is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the Facility Agreement. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of June 30, 2006, the most recent measurement date required under the Facility Agreement, the Company was in compliance with these covenants. The Facility Agreement is secured by a pledge of substantially all of the assets of Haynes U.K.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2006:

(in thousands)	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (including interest)(2)	$148,499	$8,847	$139,652	$—	$—
Operating lease obligations	8,492	2,682	4,777	1,033	—
Raw material contracts	174,568	83,466	91,102	—	—
Mill supplies contracts	473	473	—	—	—
Capital projects	14,496	14,496	—	—	—
Pension plan(3)	4,680	3,199	890	186	405
Other post-employment benefits(4)	55,224	5,224	10,000	10,000	30,000
Non-compete obligation(5)	550	110	220	220	—

Total	$406,982	$118,497	$246,641	$11,439	$30,405

(1)          Income taxes are not included in the table. Payments for income taxes for fiscal 2006 are expected to be approximately $24,000.

(2)          Interest is calculated annually using the principal balance and applicable interest rates as of June 30, 2006.

(3)          There is currently a funding obligation from the Company to the domestic pension plan of $2,011 payable by June 2007. The Company expects its U.K. subsidiary to contribute $1,200 in fiscal 2006 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement. The U.K. subsidiary has already contributed $923 in the first nine months with the additional $277 to be paid in remaining three months of fiscal year 2006. In addition, the U.K. subsidiary is expected to contribute $1,056 in fiscal year 2007 and $400 in fiscal year 2008.

(4)          Represents expected post-employment benefits only as adjusted for a negative plan amendment to cap future payments at $5,000 per year.

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

Branford Acquisition

On November 5, 2004, Haynes Wire Company, a wholly-owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash. As part of this transaction, Haynes Wire entered into a non-compete agreement with the former president and owner of Branford, restricting his ability to compete with the ongoing Haynes Wire operations for a period of seven years from the closing date. Haynes Wire will make total payments of $770,000 under the non-compete agreement, $110,000 of which was paid at closing and the remainder of which is required to be paid in equal annual installments over six years. Pursuant to an escrow agreement, as of April 11, 2005, the Company deposited the remaining $660,000 of installments to be paid pursuant to the non-compete agreement into an escrow account. This remaining balance of $550,000 is classified as restricted cash at June 30, 2006.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at June 30, 2006. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $870,000 for the nine months ended June 30, 2006. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. At June 30, 2006, the Company had no foreign currency exchange contracts outstanding.

Fluctuations in the price of nickel, our most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material price escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid increase in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 15d-15 of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since the date of the Company’s most recent evaluation described above and made as of June 30, 2006, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II OTHER INFORMATION

Item 1. Litigation

The Company previously reported that it was a defendant in 52 lawsuits filed in the state of California alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits were instituted against the Company starting in fiscal year 2005.  In July 2006, the state court in California issued an order dismissing the Company as a plaintiff in 42 of the lawsuits pending in the state of California.  The other ten cases originally filed in California have been removed to federal court in the U.S. District Court in Cleveland, in what is called a multidistrict litigation, or MDL. In July 2006, stipulations of dismissal were filed by the plaintiffs in the MDL and the cases remain pending while the Company awaits the MDL’s order approving the stipulations of dismissal.

One new lawsuit was filed in California state court in July 2006, again alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese.  One case with similar facts is also pending in the state of Texas, for a total of twelve currently pending cases.  The estimated claims for damages in these cases, alone or in the aggregate, does not exceed 1% of the Company’s current assets as of June 30, 2006.

The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. The Company intends to pursue the dismissal of all pending and any future lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages can not be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial statements unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

Item 5.    Other Information

Effective August 13, 2006, the Corporation agreed to indemnify Francis J. Petro, John C. Corey, Timothy J. McCarthy, Donald C. Campion, Paul J. Bohan, Ronald W. Zabel, William P. Wall and Robert H. Getz, each of whom is a member of the Board of Directors, against loss or expense arising from such individuals' service to the Corporation and its subsidiaries and affiliates, and to advance attorneys fees and other costs of defense to such individuals in respect of claims that may be eligible for indemnification under certain circumstances. The form of the indemnification agreement that evidences the terms of the Corporation's agreements with each of these individuals with respect to indemnification and advancement is set forth as Exhibit 10.01 to this report, which Exhibit is incorporated into this Item 5 by reference.

Item 6.    Exhibits

Exhibits.  See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Francis J. Petro
Francis J. Petro
President and Chief Executive Officer
Date: August 14, 2006

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: August 14, 2006

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit
(3)	3.01	Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	3.02	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(4)	4.01	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.02	Restated Certificate of Incorporation of Haynes International, Inc. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
	4.03	Amended and Restated By-laws of Haynes International, Inc. (Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
(10)	10.01*	Form of Director Indemnification Agreement.
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

* Filed herewith