Form 10-K
period 2006-09-30
HAYNES INTERNATIONAL INC
filed 2006-12-08
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 033-32617

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1185400
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana	46904-9013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☑ Yes  ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $146,015,952.

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part II, Item 12 of this Annual Report on Form 10-K.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes  ☐ No

10,000,000 shares of Haynes International, Inc. common stock were outstanding as of December 4, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference into this Form 10-K

This Annual Report on Form 10-K contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) trends in the demand for the Company’s products; (iii) trends in the industries that consume the Company’s products; (iv) the ability of the Company to develop new products; and (vi) the ability of the Company to make capital expenditures and finance operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties, some of which are discussed in Item 1.A to this Report, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.                        Business

The Business

Haynes International, Inc. (“Haynes” or “the Company”) develops, manufactures, markets and distributes technologically advanced, high-performance alloys, which are used primarily in the aerospace, land based gas turbine, and chemical processing industries. The Company’s high-performance alloys are high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration equipment and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its HTA and CRA high-performance alloys primarily in sheet, coil and plate forms, which in the aggregate represented approximately 64% of the Company’s net revenues in fiscal 2006, as well as seamless and welded tubulars, and bar, billet and wire forms.

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

The address of Company’s internet website is www.haynesintl.com. Although the Company does not post its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website, the Company’s website does include a link to the website of the U.S. Securities and Exchange Commission, where such filings are available.

Recent Events

Agreement with Titanium Metals Corporation

On November 17, 2006, the Company and Titanium Metals Corporation (“TIMET”) announced that the companies entered into a long term agreement under which the Company will process titanium metal for TIMET into a variety of flat products, including plate and sheet, on the Company’s four-high Steckel rolling mill located at the Company’s facilities in Kokomo, Indiana. Under the agreement, TIMET agreed to pay an up-front fee of $50 million to the Company in exchange for the Company’s commitment to provide capacity to TIMET to process up to 10 million pounds of titanium per year on the Company’s four-high Steckel rolling mill for a period of 20 years, with an option to increase the annual volume to 20 million pounds per year, subject to TIMET’s agreement to provide financing necessary to fund capital expenditures necessary to achieve such increased process volumes. In addition to the up-front fee, TIMET will pay the Company for its processing services during the term of the agreement and will sell certain quantities of titanium metal to the Company. Pending completion of the Company’s evaluation of its capital structure (discussed below in “Recent Events—Evaluation of Capital Structure and Listing on NASDAQ”), the Company has used the after-tax proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the outstanding balance of its revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central).

The Company’s four-high Steckel rolling mill is well suited for rolling of titanium flat products and is capable of rolling plate and sheet up to 72” wide. An integrated computer control system supports the four-high Steckel rolling mill and five re-heat furnaces.

The agreement with TIMET enables the Company to monetize a portion of its excess mill capacity, while providing TIMET with the benefit of the Company’s considerable expertise and experience in rolling flat products.

Further information regarding the Company’s agreement with TIMET can be found in Item 1.01 of the Company’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2006, which is incorporated herein by reference.

Adoption of Rights Agreement

On August 13, 2006, the Company entered into a Rights Agreement with Wells Fargo Bank, N.A., as rights agent. In connection with the adoption of the Rights Agreement, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock, par value $.001 per share. The dividend was payable on August 25, 2006 to stockholders of record as of the close of business on such date. In addition, one preferred share purchase right will automatically attach to each share of common stock issued between August 25, 2006 and the date on which the rights become exercisable. Once exercisable, each preferred share purchase right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, for $135.00, subject to adjustment under certain conditions.

The preferred share purchase rights have certain anti-takeover effects. The preferred share purchase rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of preferred share purchase rights being acquired. The preferred share purchase rights should not interfere with any merger or other business combination approved by the Board prior to any person or group becoming an Acquiring Person since the Board may redeem the preferred share purchase rights at $0.01 per Right at any time until the date on which a person or group has become an Acquiring Person.

The preferred share purchase rights will not be exercisable until: (a) 10 days after the public announcement that a person or group has (subject to certain exceptions) become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock (or with respect to any person or group beneficially owning 15% or more of the outstanding common stock at the time of adoption of the Rights Agreement or at any time thereafter and prior to the first public announcement of the adoption of the Rights Agreement, by acquiring beneficial ownership of any additional shares of common stock after the first public announcement of the adoption of the Rights Agreement if after giving effect to such acquisition such person or group owns 15% or more of the outstanding common stock); or (b) 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.

The date when the preferred share purchase rights become exercisable is referred to as the “Distribution Date.” Until that date, the common stock certificates will also evidence the preferred share purchase rights, any transfer of shares of common stock will constitute a transfer of preferred share purchase rights, and new common stock certificates issued after the record date will contain a notation referencing the Rights Agreement. After the Distribution Date, the preferred share purchase rights will separate from the common stock and be evidenced by preferred share purchase rights certificates that the Company will mail to all eligible holders of common stock. Any preferred share purchase rights held by an Acquiring Person will be void and may not be exercised.

If a person or group becomes an Acquiring Person, all holders of preferred share purchase rights (except the Acquiring Person) may exercise the rights and purchase for the $135 purchase price shares of common stock with a market value of two times $135, based on the market price of the common stock prior to such acquisition. In the event the Company does not have a sufficient number of common shares available, the Company may under certain circumstances substitute preferred shares for the common shares into which the preferred share purchase rights would have otherwise been exercisable.

If the Company is acquired in a merger or similar transaction after an Acquiring Person becomes such, all holders of preferred share purchase rights (except the Acquiring Person) may exercise the rights and purchase shares of the acquiring company, for $135, with a market value of two times $135, based on the market price of the acquiring company’s stock prior to such merger.

Each share of Series A Junior Participating Preferred Stock, if issued:

•       will not be redeemable.

•       will entitle holders to quarterly dividend payments of $10, or an amount equal to 1,000 times the dividend paid on one share of common stock, whichever is greater.

•       will entitle holders upon liquidation either to receive $1,000 or an amount equal to 1,000 times the payment made on one share of common stock, whichever is greater.

•       will have 1,000 votes and vote together with the common stock, except as required by law.

•       if shares of common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to 1,000 times the payment made on one share of common stock.

Because of the nature of the dividend, liquidation and voting rights of the Series A Junior Participating Preferred Stock, the value of one one-thousandth interest in a Series A Junior Participating Preferred Stock should approximate the value of one share of common stock.

The Board may redeem the preferred share purchase rights, in whole but not in part, for $.01 per preferred share purchase right at any time before any person or group becomes an Acquiring Person. If the Board redeems any preferred share purchase rights, it must redeem all of the preferred share purchase rights. Once the preferred share purchase rights are redeemed, the only right of the holders of preferred share purchase rights will be to receive the redemption price of $.01 per preferred share purchase rights. The redemption price will be adjusted if in the event of a stock split or stock dividends of the common stock.

After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding common stock, the Board may extinguish the preferred share purchase rights by exchanging one share of common stock or an equivalent security for each preferred share purchase rights, other than preferred share purchase rights held by the Acquiring Person.

The preferred share purchase rights will expire at 5:00 P.M., Minneapolis, Minnesota time, on the earlier of (a) August 13, 2016 or (b) the thirtieth (30th) day following the date of the 2007 Annual Meeting of Stockholders of the Company if at such meeting the stockholders, by the affirmative vote of a majority of stockholders present, in person or by proxy, and entitled to vote on such matter, vote to terminate the Rights Agreement. The Board may amend the Rights Agreement at any time, including to shorten or lengthen any time period; provided, that, the Rights Agreement may not be amended in any manner which would negatively affect the holders of preferred share purchase rights at any time after a person or group becomes an Acquiring Person. The preferred share purchase rights may be redeemed or exchanged prior to the expiration date by the Board.

The preceding is a general description of the terms of the Rights Agreement. This description is qualified in its entirety by the full text of the Rights Agreement, which is filed as an Exhibit to this Form 10-K.

Conclusion of Evaluation of Strategic Alternatives and Unsolicited Indication of Interest

As announced by the Company on May 15, 2006, the Company concluded its review of strategic alternatives and determined to continue to pursue its long-term strategy to maximize stockholder value. Following this decision, in the fourth quarter of fiscal 2006, the Company received an unsolicited indication of interest from a third party for the sale of the Company. Based on this indication of interest, the Company permitted the third party to conduct due diligence with the intention that such process would lead to a firm offer. At the completion of the due diligence process, a non-binding bid was offered by the third party which was deemed by the Board to be inadequate and the process was ended. As a result of this due diligence process, the Company incurred approximately $0.8 million relating primarily to professional fees which were expensed as part of selling, general and administrative expenses in the fourth quarter of fiscal 2006.

Evaluation of Capital Structure and Listing on Nasdaq

On November 20, 2006, the Company announced that it intends to pursue a full listing of its common stock on the Nasdaq Stock Market. In addition, the Company also announced its intention to pursue other avenues of enhancing stockholder value, including a review of the Company’s existing capital structure.

Company History and Reorganization

Haynes began operations in 1912 as the Haynes Stellite Works, which was purchased by Union Carbide and Carbon Corporation in 1920. In 1972, the operations were sold to Cabot Corporation. In 1987, Haynes was incorporated as a stand-alone corporation in Delaware, and in 1989 Haynes was sold by Cabot Corporation to Morgan Lewis Githens & Ahn Inc., a private investment firm. The Blackstone Group, a private investment firm, purchased Haynes from Morgan Lewis Githens & Ahn Inc. in 1997. As a result of concurrent downcycles in its largest markets, rising raw material and energy costs, and its debt service obligations, Haynes encountered liquidity difficulties throughout fiscal 2003 and the first half of fiscal 2004 and could not generate sufficient cash to both satisfy its debt service obligations and fund operations. On March 29, 2004, Haynes and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The plan of reorganization was confirmed on August 16, 2004, and became effective when Haynes emerged from bankruptcy on August 31, 2004. Pursuant to the plan of reorganization, Haynes Holdings, Inc. (the former parent of Haynes) and Haynes International, Inc. were merged and Haynes International, Inc. was the surviving corporation of the merger. Additionally, all of the shares of the Company’s common stock which were outstanding prior to the merger were cancelled, and 10.0 million new shares of the Company’s common stock were issued to the former holders of the 11 5/8% senior notes due September 1, 2004 and the former holders of the shares of common stock of Haynes Holdings, Inc.

Core Competencies

The Company believes it has attained a reputation for quality and reliability in the high-performance alloy industry. The Company’s core competencies include the following:

Metallurgical expertise and proprietary knowledge.   The Company continues to develop, manufacture and test high-performance nickel- and cobalt-base alloys. Over the last six years, the Company’s technical programs have yielded six new proprietary alloys, three of which are currently commercially available and three of which are being prepared to be brought to market. There are five U.S. patents and numerous foreign patents associated with these six alloys, as well as three U.S. patents pending. In addition, the Company currently has three proprietary alloys in the laboratory stages of development.

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

Flexible manufacturing capabilities.   The Company’s four-high Steckel rolling mill, in conjunction with its sophisticated, multi-stage melting and refining operation, produces a broad array of sheet, coil and plate products made to exacting specifications. The Company also operates a three-high mill and a two-high mill that enable the Company to produce small batch orders that generally are not practical or economical for competitors to manufacture.

Business Strategy

The Company intends to capitalize on its core competencies to implement its business strategy, which includes the following principal elements:

Expand export sales and foreign service and sales center locations.   The Company believes there are significant opportunities to increase its sales in international markets. In fiscal 2006, approximately 39% of the Company’s net revenues came directly from customers outside the U.S., primarily in Western European markets where the Company has established service and sales centers. Although no specific data is available, a portion of the material that is sold to U.S. distributors and fabricators is resold and shipped overseas. In addition, the Company continues to pursue significant growth opportunities in other regions, particularly Central Europe and Asia. A Shanghai, China service center and Chennai, India sales center were opened in fiscal 2005 and sales to those countries represented approximately 7% of the Company’s net revenues in fiscal 2006.

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

Increase productivity through strategic equipment investment.   The Company believes that current and future investment in plant and equipment will allow it to increase capacity, reduce unplanned equipment outages and produce higher quality products at reduced costs. The Company spent $10.7 million in fiscal 2006 and $11.6 million in fiscal 2005 on plant and equipment upgrades, which includes the acquisition of property, plant and equipment from Branford Wire in November of 2004 (described below in “Branford Acquisition”). The Company anticipates making further significant upgrades, spending a total of an additional $23.6 million over the course of fiscal 2007 and 2008. This continued significant investment is necessary due to an under-investment in prior years, as well as increases in product demand. The principal benefits of these investments are improved machine reliability, improved product quality, increased processing efficiency, reduced maintenance cost and improved working capital management. The improved reliability will help reduce the risk of unplanned outages, such as those that occurred in the fourth quarter of fiscal 2005.

Expand product capability through strategic acquisitions or partnerships.   The Company will continue to examine opportunities and investments which will enable it to offer customers an enhanced and more complete product line that complements the Company’s core flat products, cold finished flats and hot finished flats. This would include product line enhancement, such as provided by the Company’s acquisition of property, plant and equipment from Branford Wire in November of 2004 (described below in “Branford Acquisition”). The Branford Acquisition has enabled the Company to provide a broader product line to customers, expand the markets the Company can penetrate, increase production capacity in high performance alloy wire and reduce the Company’s cost structure for wire production. The Company will continue to look for opportunities which will enhance the portfolio of products provided to customers such as wire, tubing, fittings and bar.

In addition, the Company will also continue to evaluate strategic relationships with third parties in the industry in order to enhance the Company’s competitive position and relationships with customers. Such relationships could be similar to the recent 20-year conversion agreement entered into between the Company and TIMET, which allowed the Company to monetize a portion of its excess production capacity (described above in “Recent Events-Agreement with Titanium Metals Corporation). Other strategic relationships could include new or enhanced relationships with long-term distribution sources.

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

Management believes this acquisition provides good opportunities for increasing wire sales through improvements in quality and manufacturing processes in the high performance alloy wires produced by the Company, and by offering the expanded wire product line through the Company’s service and sales centers worldwide. The Company’s expertise in producing high performance alloy wire products should enable it to expand its product offerings and increase its participation in the nickel- and cobalt-based alloy welding market. In order to maximize the assets acquired in this acquisition, the Company has begun to reduce production of lower margin stainless steel wire, while increasing production of higher margin high performance alloy wire.

Products

The alloy market consists of four primary segments: stainless steel, super stainless steel, nickel alloys and high-performance alloys. The Company competes exclusively, except for stainless steel wire, in the high-performance alloy segment, which includes HTA products and CRA products. The Company believes that the high-performance alloy segment represents less than 10% of the total alloy market. In fiscal 2004, 2005 and 2006, HTA products accounted for approximately 73%, 75% and 68% of the Company’s net revenues (excluding stainless steel wire), respectively; and sales of the Company’s CRA products accounted for approximately 27%, 25% and 32% of the Company’s net revenues (excluding stainless steel wire), respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

(1)             “Aero” refers to the aerospace industry; “LBGT” refers to the land based gas turbines industry; “CPI” refers to the chemical processing industry.

(2)             Represents a patented product or a product which the Company believes it has limited or no competition.

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

(1)             “CPI” refers to the chemical processing industry; “FGD” refers to the flue gas desulphurization industry.

(2)             Represents a patented product or a product to which the Company believes it has limited or no competition.

Patents and Trademarks

The Company currently maintains a total of approximately 20 U.S. patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys.  Over the last six years, the Company’s technical programs have yielded six new proprietary alloys, three of which are currently commercially available and three of which are being prepared to be brought to market. HAYNES 282 alloy, which management believes has very significant commercial potential, is the subject of a patent application filed in fiscal 2004, which, if granted, will provide protection until 2024.  Also, U.S. patent applications were filed in 2006 for a new “HYBRID Corrosion-resistant Alloy” and a new high-temperature resistant alloy strengthened by a novel technique.  Both of these new materials have significant, medium to long-term commercial potential and will be protected until 2026, if these patents are granted.  In addition, three additional new proprietary alloys are at the laboratory stages of development.  However, while the company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period.  These barriers to entry and production include the unique equipment required to produce this material and the exacting process required to achieve the desired metallurgical properties. These processing requirements include such items as specific annealing temperature, processing speeds and reduction per rolling pass.  Management believes that the current alloy development program and these noted barriers to entry, reduce the impact of patent expirations on the Company.

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

End Markets

Aerospace.   The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company’s direct sales force. Demand for the Company’s products in the aerospace industry is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance, replacement and overhaul. The Company views the maintenance, replacement and overhaul business as an area of continuing growth, and expects the number of engines in service to increase significantly in the next ten to twenty years.

Chemical Processing.   The chemical processing market represents a large base of customers with diverse CRA applications driven by demand for key end use industries such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing industry since the early 1930s. Demand for the Company’s products in this industry is driven by the level of maintenance, repair and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company’s direct sales efforts in Europe and Asia, is a competitive advantage in marketing its CRA products in the chemical processing industry.

Land Based Gas Turbines.   Demand for the Company’s products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company’s alloys in the land based gas turbine industry has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Further demand is generated in mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls. Management believes this will continue to be an area of growth for the Company as long as global demand for power generation capacity remains strong. In addition, with the opening of sales centers in China and India in fiscal 2005, the Company is well positioned to take advantage of the growth in those areas in demand for power generation.

Prior to the enactment of the Clean Air Act, land based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990’s when Phase I of the Clean Air Act was being implemented, selection of land based gas turbines to satisfy electric utilities’ demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air Act and certain advantages of land based gas turbines compared to coal-fired generating plants will further contribute to demand for its products over the next three to five years.

Other Markets.   Other industries to which the Company sells its HTA products and CRA products include flue gas desulphurization (or FGD), oil and gas, waste incineration, industrial heat treating, automotive and instrumentation. The FGD industry has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. With the completion of the Company’s currently active capital projects over the next 18 months, the Company anticipates participating in the growth in the FGD industry due to the increased production capacity and the improved cost structure which will result from the completion of the capital projects. The Company also sells its products for use in the oil and gas industry, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company’s products. As part of the Branford Acquisition, the Company also began selling stainless steel wire, but the Company’s strategy is to reduce production of lower margin stainless steel wire and increase production of higher margin high performance alloy wire.

Sales and Marketing and Distribution

Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides performance analyses of its products and those of its competitors to its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the use of Company products in appropriate applications, enabling the Company’s products to be included as part of the technical specifications used in the production of customers’ products. The Company’s market development professionals are assisted by the engineering and technology staff in directing the sales force to new opportunities. The Company believes its combination of direct sales, technical marketing, engineering and customer support provides an advantage over other manufacturers in the high-performance alloy industry. This activity allows the Company to obtain direct insight into customers’ needs and allows the Company to develop high-performance alloys that provide solutions to customers’ problems.

The Company sells its products primarily through its direct sales organization, which operates from fourteen locations in the U.S., Europe and Asia. All of the Company’s service and sales centers are operated either directly by the Company or though its wholly-owned subsidiaries. Approximately 82% of the Company’s net revenues in fiscal 2006 was generated by the Company’s direct sales organization. The remaining 18% of the Company’s fiscal 2006 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. The Company is currently in the process of evaluating the efficiency of some of its overseas distribution channels, including the appropriate number of distributors, the types of products sold through third party distributors and the distribution partners. On a prospective basis, the Company expects its direct sales force to continue to generate approximately 82% of its total sales. This percentage may increase, however, as the Company opens new service and sales centers.

Although there is a concentrated effort to expand foreign sales, the effort to grow domestic business also continues. The majority of revenue and profits continue to be provided by sales to U.S. customers and the Company continues to pursue opportunities to expand this market. The Company’s domestic expansion effort includes, but is not limited to, continued expansion of ancillary product forms (such as wire through the Branford Acquisition), the continued development of new high-performance alloys, the utilization of external conversion resources to expand and improve the quality of mill-produced product, the addition of equipment in U.S. service and sales centers to improve the Company’s ability to provide a product closer to the form required by the customer and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

The following table sets forth the approximate percentage of the Company’s fiscal 2006 net revenues generated through each of the Company’s distribution channels.

	Domestic	Foreign	Total
Company mill direct/service and sales centers	50%	32%	82%
Independent distributors/sales agents	11%	7%	18%
Total	61%	39%	100%

The Company’s top twenty customers accounted for approximately 34% and 38% of the Company’s net revenues in  fiscal 2005 and 2006, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2004, 2005 or 2006.

The Company’s foreign and export sales were approximately $90.2 million, $128.5 million, and $169.3 million for fiscal 2004, 2005 and 2006, respectively. Additional information concerning foreign operations and export sales is set forth in Note 16 to the consolidated financial statements included elsewhere in this Form 10-K.

Manufacturing Process

High-performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower-performance alloys, such as stainless steel alloys. The alloying elements in high-performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high-performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower-performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures its high-performance alloy in various forms, including sheet, plate, billet/ingot, tubular, wire and other forms.

The manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each high-performance alloy. For most high-performance alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing and pickling operations before being cut to final size.

The argon oxygen decarburization gas controls in the Company’s primary melt facility remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the high-performance alloys. The argon oxygen decarburization gas control system also allows for statistical process control monitoring in real time to improve product quality.

The Company has a four-high Steckel rolling mill for use in hot rolling material. The four-high mill was installed in 1982 at a cost of approximately $60.0 million and is one of only two such mills in the high-performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

The current and future investment in plant and equipment will allow the Company to increase capacity, reduce unplanned equipment outages, produce higher quality products at reduced costs and improved working capital management. The Company spent $11.6 million in fiscal 2005 and $10.7 million in fiscal 2006 on plant and equipment upgrades. The Company anticipates making further significant upgrades, spending a total of an additional $23.6 million over the course of fiscal 2007 and 2008. This continued significant investment is a result of under-investment in prior years, as well as increases in customer demand. The principal benefits of these investments are expected to be improved machine reliability, improved product quality, increased processing efficiency and reduced maintenance costs. The improved reliability will help reduce the risk of unplanned outages similar to those that occurred in the fourth quarter of fiscal 2005. Planned outages are scheduled periodically throughout fiscal 2007 and 2008 to complete these upgrades and it is anticipated that these outages for the upgrades will not materially impact product shipments or revenue.

Backlog

As of September 30, 2006, the Company’s backlog orders were approximately $206.9 million, compared to approximately $188.4 million as of September 30, 2005, and approximately $93.5 million as of September 30, 2004. The backlog as of September 30, 2006 increased by $18.5 million, or 9.8%, as compared to the same date in the prior year. Order entry increased by $28.8 million, or 7.1%, in fiscal 2006, as compared to fiscal 2005. Substantially all orders in the backlog at September 30, 2006 are expected to be shipped within the twelve months beginning October 1, 2006. Due to the cyclical nature of order entry experienced by the Company, it is possible that order entry may not continue at historical or current levels. The historical and current backlog amounts shown in the following table are also indicative of relative demand over the past few years.

Consolidated Backlog at Fiscal Quarter End

	2004	2005	2006
	(in millions)
1st quarter	$54.7	$110.9	$203.5
2nd quarter	$69.6	$134.8	$207.4
3rd quarter	$82.6	$159.2	$200.8
4th quarter	$93.5	$188.4	$206.9

Raw Materials

Due to the increase in the cost of raw materials during fiscal 2006, raw material rose as a percentage of cost of sales to 58% from 50% in the prior year. Nickel, a major component of many of the Company’s products, accounts for approximately 51% of our raw material costs, or approximately 30% of our total cost of sales. Each pound of high-performance alloy contains, on average, 48% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The following table sets forth the average price per pound for nickel for 30-day cash buyers, as reported by the London Metals Exchange for the fiscal years indicated.

	Year Ended September 30,
	2004	2005	2006
Average nickel price	$6.02	$6.45	$13.67

Since most of the Company’s products are produced pursuant to specific orders, the Company purchases materials against known production schedules. The materials are purchased from several different suppliers through various arrangements including annual contracts and spot purchases, and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel rises rapidly, there may be a negative effect on our gross profit margins. The Company is considering forward purchase opportunities with certain suppliers.

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has seven fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2006, the technology, engineering and technological testing staff consisted of 27 persons, 17 of whom have engineering or science degrees, including 6 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

Research and technical support costs primarily relate to efforts to develop new proprietary alloys and in the development of new applications for already existing alloys. The Company spent approximately $2.5 million, $2.6 million and $2.7 million for research and technical support activities for fiscal 2004, 2005 and 2006, respectively.

During fiscal 2006, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, all relating to products for the aerospace, land based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as solid oxide fuel cells, biotechnology (including waste incineration of toxic properties and manufacturing of pharmaceuticals), chemical processing and power generation.

Competition

The high-performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company’s primary competitors include Special Metals Corporation, which is now a part of Precision Cast Parts, Allegheny Technologies, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics that may be substituted for the Company’s products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar strengthens, the Company may face increased competition in the U.S. from foreign competitors.

Employees

As of September 30, 2006, the Company employed approximately 1,072 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 516 in the aggregate) are covered by a collective bargaining agreement. As part of negotiations with the United Steelworkers of America related to our emergence from bankruptcy, the collective bargaining agreement was extended until June 2007. The Company will renegotiate the collective bargaining agreement in fiscal 2007 prior to the expiration of the agreement currently in place. Management believes that current relations with the union are satisfactory. There can be no assurance, however, that the renegotiation of the collective bargaining agreement will not lead to a labor stoppage, which could have a negative effect on earnings. For example, there was a brief labor stoppage in connection with renegotiation of the collective bargaining agreement in fiscal 2002, although there was no such stoppage in connection with the renegotiation in fiscal 2004 as part of the Company’s emergence from bankruptcy. None of the employees of the Company’s Arcadia, Louisiana, Mountain Home, North Carolina, European or Asian operations are represented by a labor union. Management considers its employee relations in each of those facilities to be satisfactory.

Environmental Matters

The Company’s facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with additional regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.5 million for fiscal 2006 and are expected to be approximately $1.5 million for fiscal 2007. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $140,000 were made for pollution control improvements during fiscal 2006, with additional expenditures of approximately $150,000 for similar improvements planned for 2007.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the U.S. Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Construction was completed in May 1994 and closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure care is ongoing there. The Company also has an application pending for approval of closure and post-closure care for another area at its Kokomo facility. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, and the EPA to close and provide post-closure monitoring and care for the lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each of these sites. The Company is aware of elevated levels of certain contaminants in the groundwater associated with the closed areas in Kokomo and Mountain Home. If it is determined that the disposal areas or other solid waste management units at the Mountain Home facility or in other areas of the Kokomo facility have impacted the groundwater additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company’s financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities.

As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and EPA of the Company’s capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana law. Additionally, the Company is also required to provide assurances to the North Carolina Department of Environment and Natural Resources and the EPA of the Company’s ability to satisfy closure and post-closure monitoring requirements, including possible future corrective actions, due to a closed lagoon at the plant that the Company acquired in the Branford Acquisition. These assurances are provided through a letter of credit.

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

Item 1A.                Risk Factors

Risks Related to Our Business, Strategy and Growth

Our revenues may fluctuate widely based upon changes in demand for our customers’ products.

Demand for our products is dependent upon and derived from the level of demand for the machinery, parts and equipment produced by our customers, which are principally manufacturers and fabricators of machinery, parts and equipment for highly specialized applications. Historically, certain of the markets in which we compete have experienced unpredictable, wide demand fluctuations. Because of the comparatively high level of fixed costs associated with our manufacturing processes, significant declines in those markets have had a disproportionately adverse impact on our operating results. For example, due in part to these factors, we encountered liquidity difficulties throughout fiscal 2003 and the first half of fiscal 2004, and could not generate sufficient cash to both satisfy our debt obligations and fund our operations. These liquidity difficulties contributed to our decision to file for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code on March 29, 2004.

Since we became an independent company in 1987, we have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In 1992, 1999, 2002 and 2003, our net revenues, when compared to the immediately preceding year, declined by approximately 24.9%, 15.4%, 10.3% and 21.2%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors, and such fluctuations may have a material adverse effect on our financial condition or results of operation.

Rapid increases in the price of nickel may materially adversely affect our operating results.

To the extent that the price of nickel or other raw material cost rises rapidly, there may be a negative effect on our gross profit margins. Nickel, a major component of many of our products, accounts for approximately 51% of our raw material costs, or approximately 30% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of materials, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operation would be materially adversely affected.

Increases in energy costs and raw material costs may have a negative impact on our performance and financial condition.

Since fiscal 2003, we have experienced rising raw material and energy costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture our products, all have experienced significant fluctuations in price. Continued growth in China has contributed to increased demand for many of the raw materials used in our manufacturing processes, which has led to increased prices for these raw materials. The Company uses natural gas in the manufacturing process to reheat material for purposes of annealing and forming. Continuing increases in raw material and energy costs could have a material adverse effect on our cash flows or results of operation.

Our operations are dependent on production levels at our Kokomo facility.

Our principal assets are located at our primary integrated production facility in Kokomo, Indiana and at our production facilities in Arcadia, Louisiana and in Mountain Home, North Carolina. The Arcadia and Mountain Home plants rely to a significant extent upon feedstock produced at the Kokomo facility. Any production failures, shutdowns or other significant problems at the Kokomo facility could have a material adverse effect on our financial condition and results of operations. We believe that we maintain adequate property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss; however, there can be no assurance that such insurance will be adequate to cover such losses. In addition, the lack of capital investment in equipment upgrades and modernization during the period prior to the Company’s petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code, when the Company was burdened with excess debt, may result in unplanned equipment outages at the Kokomo facility, which will have a negative effect on our financial results.

Significant capital expenditures are needed to upgrade our Kokomo facility.

In fiscal 2003 and the first half of fiscal 2004, we experienced liquidity shortages which resulted in a lack of funds for capital improvements at the Kokomo facility. Although we believe that our facilities are generally in good operating condition, in fiscal 2005 and 2006 we made significant upgrades to our equipment. We anticipate continuing these upgrades spending a total of $23.6 million during fiscal 2007 and 2008, as compared to the $5.4 million we spent in fiscal 2004, $11.6 million spent in fiscal 2005 and the $10.7 million spent in fiscal 2006. An inability to make these upgrades could have a material adverse impact on the efficiency with which we are able to manufacture our products and could adversely affect our competitive standing within the industry. Additionally, as we proceed with our capital upgrade program, we will experience some planned equipment downtime, which could affect our financial results in future periods.

The development of new applications and new products is important for our business.

Our proprietary alloys and metallurgical manufacturing expertise provide us with a competitive advantage over other superalloy producers. Our ability to maintain this competitive advantage depends on our ability to continue to offer products that have equal or better performance characteristics than competing products at competitive prices. Our future growth will depend, in part, on our ability to address the increasingly demanding needs of our customers by enhancing the properties of our existing alloys, by timely developing new applications for our existing products, and by timely developing and introducing new products. There can be no assurance that we will be successful in these efforts or that we will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

The potential costs of environmental compliance could significantly increase our operating expenses and reduce our operating income.

Our facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require modernization of facilities operations and pollution control devices at substantial cost. In addition, we may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated in all cases, we cannot predict the cost, if any, associated with compliance with such regulations. Pursuant to certain environmental laws, if a release of hazardous substances occurs on or from our properties or any associated off-site disposal location, we may be held liable, and there can be no assurance that the amount of such liability will not be material. In addition, our facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. For example, in the past five years, we have paid administrative fines, for alleged violations relating to the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Although none of these violations have had a material effect on the Company’s financial condition, alone or in the aggregate, future violations may result in material fines, require additional capital expenditures, or both.

The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. The Company’s operations generate hazardous substances, and, while a large percentage of these substances are reclaimed or recycled, the Company also accumulates hazardous substances at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties. The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a potentially responsible party at sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the U.S. Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Construction was completed in May 1994 and closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure care is ongoing there. The Company also has an application pending for approval of closure and post-closure care for another area at its Kokomo facility. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, and the EPA to close and provide post-closure monitoring and care for the lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each of these sites. The Company is aware of elevated levels of certain contaminants in the groundwater associated with the closed areas in Kokomo and Mountain Home. If it is determined that the disposal areas or other solid waste management units at the Mountain Home facility or in other areas of the Kokomo facility have impacted the groundwater, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company’s financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing and determined to exist at its facilities.

Although a collective bargaining agreement is in place for certain employees, union or labor disputes could still disrupt the manufacturing process.

All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 516 in the aggregate as of September 30, 2006) are covered by a collective bargaining agreement. As part of negotiations with the United Steelworkers of America related to our emergence from bankruptcy, the collective bargaining agreement was extended until June 2007. Even though a collective bargaining agreement is in place, it is still possible that union or labor disputes could disrupt our manufacturing process. The Company will renegotiate the collective bargaining agreement in fiscal 2007 prior to the expiration of the agreement currently in place. Management believes that current relations with the union are satisfactory. There can be no assurance, however, that the renegotiation of the collective bargaining agreement will not lead to a labor stoppage and negative effect on earnings. For example, there was a brief labor stoppage in connection with renegotiation of the collective bargaining agreement in fiscal 2002, although there was no such stoppage in connection with the renegotiation in fiscal 2004 as part of the Company’s emergence from bankruptcy.

Our historical financial information is not comparable to our current financial information.

As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and are subject to fresh start reporting requirements prescribed by generally accepted accounting principles. As required by fresh start reporting, assets and liabilities as of August 31, 2004 were recorded at fair value, with the enterprise value being determined in connection our emergence from bankruptcy. Accordingly, our financial information after August 31, 2004 is not comparable to the financial information in our historical consolidated financial statements prior to September 1, 2004 included elsewhere in this Form 10-K.

U.S. and world economic and political conditions, including acts or threats of terrorism and/or war, could adversely affect our business.

National and international political developments, instability and uncertainties could result in continued economic weakness in the United States and in international markets. These uncertainties include ongoing military activity in Afghanistan and Iraq, threatened hostilities with other countries, political unrest and instability around the world, and continuing threats of terrorist attacks. Any actual armed hostilities, and any future terrorist attacks in the United States or abroad, could also have an adverse impact on the U.S. economy, global financial markets and our business. The effects may include, among other things, a decrease in demand in the aerospace industry due to reduced air travel, as well as reduced demand in the other industries we serve. Depending upon the severity, scope and duration of these effects, the impact on our financial position, results of operations, and cash flows could be material.

Risks Related to Our Industry

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

The high-performance alloy industry is characterized by high capital investment and high fixed costs. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. The cost of raw materials is the primary variable cost in the manufacture of high-performance alloys and represents approximately 58% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element.

Risks Related to Shares of Our Common Stock

There is no active trading market for the shares of our common stock, nor is it known whether or when an active trading market for our common stock will develop.

Although we intend to apply for a full listing of our common stock on the Nasdaq Stock Market when eligible, there can be no assurance that we will be successful or that any trading market (other than the “pink sheets”) will exist for shares of our common stock. The Company currently does not meet all of the listing requirements for a full listing on the Nasdaq Stock Market and will not be eligible for listing until such requirements are met, which could result in a delay of such listing. Further, there can be no assurance as to the degree of price volatility in any active trading market for any shares of our common stock, and no assurance can be given as to the market prices that will prevail. Although we are aware that trading in our common stock has occurred from time to time on an unsolicited basis on the “pink sheets,” we believe it may be difficult to dispose of or to obtain accurate quotations as to the market value of shares of our common stock.

The sale of a large block of our stock could adversely affect our stock price, and the price of shares of our common stock may be volatile.

Under the terms of our plan of reorganization, we issued 10.0 million shares of our common stock. All of the outstanding shares of our common stock are, or will be pursuant to an effective registration statement, freely tradable without restriction or further registration under the federal securities laws. Sales of a substantial number of shares of our common stock into the public market through a registration statement or in reliance upon Rule 144 could adversely affect our stock price.

The market price of shares of our common stock could also be subject to significant fluctuations in response to a number of factors, including but not limited to the following:

•       fluctuations in the market price of nickel

•       market conditions in the end markets into which our customers sell their products, principally aerospace, power generation and chemical processing

•       announcements of technological innovations or new products and services by us or our competitors

•       the operating and stock price performance of other companies that investors may deem comparable to us

•       announcements by us of joint development efforts or corporate partnerships in the high temperature resistant alloy and corrosion resistant alloy markets

•       market conditions in the technology, manufacturing and other growth sectors

•       rumors relating to us or our competitors

You may not receive a return on investment through dividend payments nor upon the sale of your shares of our common stock.

The terms of our revolving credit facility limit our ability to pay cash dividends, and we do not anticipate paying cash dividends or making any other distributions on shares of our common stock in the foreseeable future. Instead, we intend to retain future earnings for use in the operation and expansion of our business. Therefore, you will not receive a return on your investment in shares of our common stock through the payment of cash dividends. You also may not realize a return on your investment upon selling your shares of our common stock.

Provisions of our certificate of incorporation, by-laws and Rights Agreement could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions in our certificate of incorporation and by-laws, as well as Delaware statutes may have the effect of delaying, deferring or preventing a change in control. These provisions, including those providing for the possible issuance of shares of our preferred stock and regulating the nomination of directors, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire a substantial number of shares of our common stock or to launch other takeover attempts that a stockholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

On August 13, 2006, we entered into a Rights Agreement with Wells Fargo Bank, N.A. (described elsewhere in this Form 10-K), pursuant to which we declared a dividend of a preferred share purchase right for each outstanding share of our common stock. The preferred share purchase rights have certain anti-takeover effects. The preferred share purchase rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by our board, except pursuant to an offer conditioned on a substantial number of preferred share purchase rights being acquired. The preferred share purchase rights should not interfere with any merger or other business combination approved by our board prior to any person or group acquiring more than 15% of our outstanding common stock, because the board may redeem the preferred share purchase rights at $0.01 per right at any time until the date on which a person or group has acquired more than 15% of our outstanding common stock.

Item 1B.               Unresolved Staff Comments

None.

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

Lenzburg, Switzerland(1)—stocks and sells all product forms

Leased Facilities

La Mirada, California—stocks and sells all product forms(1)

Houston, Texas—stocks and sells all product forms(1)

Lebanon, Indiana—stocks and sells all product forms(1)

Milan, Italy—sells all product forms(2)

Paris, France—stocks and sells all product forms(1)

Shanghai, China—stocks and sells all product forms(1)

Windsor, Connecticut—stocks and sells all product forms(1)

Singapore—sells all product forms(2)

Chennai, India—sells all product forms(2)

Zurich, Switzerland—office space

(1)                Service and sales centers

(2)                Sales centers

The Kokomo plant, the primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the four-high Steckel rolling mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms (other than tubular goods and drawn wire) are produced in Kokomo.

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

The Mountain Home plant is located on approximately 29 acres of land, and includes approximately 100,000 square feet of building space. The Mountain Home facility is primarily used to manufacture finished specialty stainless and nickel as well as a limited amount of cobalt alloy wire products. A limited amount of warehousing is also done at this facility.

The owned facilities located in the U.S. are subject to a mortgage which secures the Company’s obligations under the Company’s revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central). See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the consolidated financial statements included elsewhere in this Form 10-K for more information regarding the revolving credit facility.

In fiscal 2004 the Company closed the manufacturing portion of the Openshaw plant, located in Manchester, England, and now sources the required bar product for customers from external vendors. This closure did not have a material effect on the overall revenue of the U.K. operation, the overall operation of the Company or the Company’s financial position. In April 2005, the Company sold eight acres of the Openshaw site for a profit of $2.1 million. It is anticipated that the Company will continue to own and operate the balance of the land, totaling 7 acres and the buildings, which have over 200,000 square feet of space.

All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The service centers contain equipment capable of precision processing to cut and shape products to customers’ precise specifications. We believe our facilities are suitable for our current business needs.

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

The Company previously reported that it was a defendant in 52 lawsuits filed in the state of California alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits were instituted against the Company starting in fiscal year 2005. On July 3, 2006, the state court in California issued orders dismissing the Company as a plaintiff in 42 of the lawsuits pending in the state of California. The other ten cases originally filed in California have been removed to federal court in the U.S. District Court in Cleveland, in what is called a multidistrict litigation, or MDL. On July 30, 2006, the MDL court dismissed the Company as a defendant in these actions.

The Company is presently involved in two actions involving welding rod-related injuries. One new lawsuit was filed in California state court in May 2006, again alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. A second case with similar allegations is also pending in the state of Texas. The estimated claims for damages in these cases, alone or in the aggregate, do not exceed 1% of the Company’s current assets as of September 30, 2006.

The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan

of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related plan of reorganization, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the plan of reorganization. The Effective Date occurred on August 31, 2004. The Company intends to pursue the dismissal of any lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related plan of reorganization. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages cannot be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial condition unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

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

Fiscal quarter ended:	High	Low
September 30, 2006	$39.00	$35.60
June 30, 2006	$39.00	$31.00
March 31, 2006	$31.00	$24.00
December 31, 2005	$25.00	$21.00
September 30, 2005	$25.05	$18.00
June 30, 2005	$19.50	$16.50
March 31, 2005	$20.50	$15.00
December 31, 2004	$14.50	$9.90

As of November 30, 2006, there were approximately 14 record holders of the Company’s common stock.

In the past four fiscal years, the Company has not declared cash dividends on shares of its common stock. The terms of the Company’s revolving credit facility limit its ability to pay cash dividends, and the Company does not have any current plans to pay cash dividends or make any other distributions on shares of the Company’s common stock in the foreseeable future. Instead, the Company intends to retain any earnings for use in the operation and expansion of its business.

The Company did not sell any unregistered securities or repurchase any of its equity securities during fiscal 2006.

On August 13, 2006, the Company entered into a Rights Agreement with Wells Fargo Bank, N.A., as rights agent. In connection therewith, the Board declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock, par value $.001 per share. The dividend was payable on August 25, 2006 to stockholders of record as of the close of business on such date. In addition, one right will automatically attach to each share of common stock issued between such record date and the distribution date. The rights will initially trade with, and will be inseparable from, the Common Stock. The rights are evidenced only by certificates that represent shares of Common Stock. Each right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, for $135.00, subject to adjustment under certain conditions, if and when the rights become exercisable. The Company received no proceeds from the issuance of the rights. Please see “Recent Event—Adoption of Rights Agreement” in Item 1 of this Form 10-K for additional information.

The following table provides information as of September 30, 2006 regarding shares of the Company’s common stock issuable pursuant to its stock option plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)(2)	980,000	(3)	$14.49	20,000	(3)

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

(3)                Each stock option is exercisable for one share of common stock and one preferred share purchase right pursuant to the terms and conditions of the Rights Plan.

Item 6.                        Selected Financial Data

On March 29, 2004, the Company and its U.S. subsidiaries and U.S. affiliates on that date filed for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization was filed on May 25, 2004, amended on June 29, 2004, confirmed by order of the bankruptcy court on August 16, 2004, and became effective on August 31, 2004. The historical consolidated financial statements of predecessor Haynes International, Inc. included elsewhere in this Form 10-K have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and, for periods subsequent to March 29, 2004, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As of August 31, 2004, the effective date of the plan of reorganization, successor Haynes International, Inc. began operating its business under a new capital structure and adopted fresh start reporting for its consolidated financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical consolidated financial information for predecessor Haynes International, Inc. is not comparable to financial information of successor Haynes International, Inc. for periods after August 31, 2004.

Set forth below are selected financial data of predecessor Haynes International, Inc. and successor Haynes International, Inc. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical consolidated financial data as of and for the years ended September 30, 2006 and 2005 and for the period September 1, 2004 through September 30, 2004 are derived from the consolidated financial statements of successor Haynes International, Inc. The selected historical consolidated financial data for the period October 1, 2003 through August 31, 2004, and as of and for the years ended September 30, 2003 and 2002 are derived from the consolidated financial statements of predecessor Haynes International, Inc.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Predecessor				Successor
	Year Ended September 30,			Eleven Months Ended August 31,	One Month Ended September 30,	Year Ended September 30,	Year Ended September 30,
	2002(1)	2003(1)		2004	2004(2)	2005(2)	2006(2)
Statement of Operations Data:
Net revenues	$225,942	$178,129		$209,103	$24,391	$324,989	$434,405
Cost of sales	175,572	150,478		171,652	26,136 (3)	288,669 (3)	325,573 (3)
Selling, general and administrative expense	24,628	24,411	(4)	24,038	2,658	32,963	40,296
Research and technical expense	3,697	2,747		2,286	226	2,621	2,659
Restructuring and other charges(6)	—	—		4,027	429	628	—
Operating income (loss)	22,045	493		7,100	(5,058)	108	65,877
Interest expense, net	20,441	19,661		13,929	348	6,353	8,024
Reorganization items(7)	—	—		(177,653)	—	—	—
Net income (loss)	927	(72,255	)(8)	170,734	(3,646)	(4,134)	35,540
Net income (loss) per share:
Basic	$9,270	$(722,550)		$1,707,340	$(0.36)	$(0.41)	$3.55
Diluted	$9,270	$(722,550)		$1,707,340	$(0.36)	$(0.41)	$3.46
Weighted average shares outstanding:
Basic	100	100		100	10,000,000	10,000,000	10,000,000
Diluted	100	100		100	10,000,000	10,000,000	10,270,642

	Predecessor		Successor
	September 30,		September 30,
	2002(1)	2003(1)	2004(2)	2005(2)	2006(2)
Balance Sheet Data:
Working capital (deficit)	$49,424	$(99,901)	$61,826	$59,494	$101,864
Property, plant and equipment, net	42,721	40,229	80,035	85,125	88,921
Total assets	230,513	180,115	360,758	387,122	445,860
Total debt	189,685	201,007	85,993	106,383	120,043
Accrued pension and postretirement benefits	121,717	127,767	120,019	122,976	126,488	(5)
Stockholders’ equity (deficiency)	(101,973)	(172,858)	115,576	111,869	151,548

	2002	2003	2004	2005	2006
Consolidated Backlog at Fiscal Quarter End:
1st quarter	$88.0	$49.0	$54.7	$110.9	$203.5
2nd quarter	77.2	53.6	69.6	134.8	207.4
3rd quarter	63.9	54.5	82.6	159.2	200.8
4th quarter	52.5	50.6	93.5	188.4	206.9

	Year Ended September 30,
	2002	2003	2004	2005	2006
Average nickel price per pound(9)	$3.12	$3.76	$6.02	$6.45	$13.67

(1)                Restated. Effective October 1, 2003, the Company changed its inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. In accordance with generally accepted accounting principles, the change has been applied by restating the 2002 and 2003 consolidated financial data.

(2)                As of August 31, 2004, the effective date of the plan of reorganization, the Company adopted fresh start reporting for its consolidated financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical financial information for periods after August 31, 2004 is not comparable to periods before September 1, 2004.

(3)                As part of fresh start reporting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005 and 2006 include non-cash charges of $5,083, $25,414 and $0, respectively, for this fair value adjustment. Also, as part of fresh start reporting, machinery and equipment, buildings, and patents were increased by $49,436 to reflect fair value at August 31, 2004. These values will be recognized in costs of sales over periods ranging from 2 to 14 years. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005 and 2006 include $403, $4,788 and $4,802, respectively, for this fair value adjustment.

(4)                In fiscal 2003, $676 of terminated acquisition costs were accounted for as selling, general and administrative expense related to a failed attempt to acquire Special Metals Corporation (Inco Alloys International).

(5)                During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated postretirement benefit liability due to this plan amendment by $46,300, that will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

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

(8)                Reflects a valuation allowance of approximately $60,307 recorded at September 30, 2003 on the Company’s U.S. net deferred tax assets as a result of the Company’s determination that, as of that date, it was more likely than not that certain future tax benefits would not be realized. Please see Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

(9)                Average price for a 30 day cash buyer as reported by the London Metals Exchange.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Please refer to page 1 of this Form 10-K for a cautionary statement regarding forward-looking information.

Reorganization and Presentation of Financial Results

On March 29, 2004, the Company and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from bankruptcy on August 31, 2004 pursuant to a plan of reorganization. Among other things, the plan of reorganization provided that all of the shares of the Company’s common stock, which had been held by Haynes Holdings, Inc., were cancelled and 10.0 million new shares of the Company’s common stock, par value $0.001 per share, were issued in connection with the Company’s emergence from bankruptcy.

The Company’s historical results for the period from October 1, 2003 through August 31, 2004 (the “predecessor Company”) are being presented in this Item 7 along with the Company’s financial results from September 1, 2004 through September 30, 2004, and full years of fiscal 2005 and fiscal 2006 (the “successor Company”). As of August 31, 2004, the effective date of the plan of reorganization, the successor Company began operating under a new capital structure and adopted fresh start reporting for its financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the predecessor Company’s historical financial information is not comparable to the successor Company’s financial information for periods after August 31, 2004.

The Company is providing the following supplemental comparative financial information on a pro forma and combined basis for the predecessor Company and the successor Company for the fiscal year ended 2004. This pro forma and combined financial information is presented on a consolidated basis as if the plan of reorganization were effective at the beginning of fiscal 2004. The usefulness of this information may be limited due to the aforementioned factors, including the application of fresh start reporting. Unless otherwise indicated, references in this Item 7 to results for the full year of fiscal 2004 reflect pro forma or combined results of the predecessor and successor Company and are unaudited.

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

Overview of Business

The global alloy market consists of four primary segments: stainless steel, super stainless steel, nickel and high-performance. Except for its stainless-steel wire products, the Company competes exclusively in the high-performance alloy segment, which includes high temperature resistant alloy, or HTA, and corrosion resistant alloy, or CRA, products. HTA and CRA products accounted for 75% and 25%, respectively, of the Company’s net revenues in fiscal 2005, and 68% and 32%, respectively, of the Company’s net revenues in fiscal 2006 (in each case excluding stainless steel wire). Based on available industry data, the Company believes that it is one of three principal producers of high-performance alloys in flat product form, which includes sheet, coil and plate forms. The Company also produces its alloys in round and tubular forms. Flat products accounted for 72% of shipment pounds and 69% of net revenues in fiscal 2005, and 69% of shipment pounds and 67% of net revenues in fiscal 2006. On a historical basis, flat products have accounted for a majority of the Company’s net revenues, and are anticipated to continue to do so on a prospective basis.

The Company sells its products primarily through its direct sales organization, which includes eight service and sales centers in the U.S., Europe and Asia. During fiscal 2005, the Company opened a service and sales center in China and a sales office in India. All of the Company’s service and sales centers are operated by the Company. The Company’s direct sales organization generated approximately 81% and 82% of the Company’s net revenues in fiscal 2005 and fiscal 2006, respectively. The remaining 19% and 18% of the Company’s net revenues in fiscal 2005 and fiscal 2006, respectively, were generated by a network of independent distributors and sales agents who supplement the Company’s direct sales efforts in all markets, some of whom have been associated with the Company for over 30 years. The Company is currently in the process of evaluating the efficiency of some of its overseas distribution channels, including the approximate number of distributors, the types of products sold through third party distributors and the distribution partners. On a prospective basis, the Company expects its direct sales force to continue to generate approximately 82% of its of total sales. This percentage may increase, however, as the Company opens new service and sales centers.

Sales to customers outside the U.S. represented approximately 39% of the Company’s net revenues in both fiscal 2005 and fiscal 2006. It is anticipated that sales to customers outside of the U.S. will continue to grow with the addition of foreign service and sales centers. Although no segment data is available, a portion of the material that is sold to U.S. distributors and fabricators is resold and shipped overseas.

The high-performance alloy industry is characterized by high capital investment and high fixed costs. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. The cost of raw materials is the primary variable cost in the manufacture of high-performance alloys and represents approximately 58% of the Company’s total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element within a certain relevant range of production.

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

	2002		2003		2004(1)		2005		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues
(dollars in millions)
Aerospace	$92.8	41.1%	$80.3	45.1%	$98.1	42.0%	$126.1		38.8%	$165.8		38.2%
Chemical processing	45.8	20.3	44.6	25.0	61.4	26.3	76.2		23.5	129.4		29.8
Land based gas turbines	52.6	23.3	26.7	15.0	41.1	17.6	67.1		20.6	77.9		17.9
Other markets	32.1	14.1	25.5	14.3	31.1	13.3	53.2		16.4	56.4		13.0
Total product	223.3	98.8	177.1	99.4	231.7	99.2	322.6		99.3	429.5		98.9
Other revenue(2)	2.6	1.2	1.0	0.6	1.8	0.8	2.4		0.7	4.9		1.1
Net revenues	$225.9	100.0%	$178.1	100.0%	$233.5	100.0%	$325.0		100.0%	$434.4		100.0%
U.S.	$142.4	63.0%	$103.6	58.2%	$143.6	61.5%	$196.5		60.5%	$265.1		61.0%
Foreign	$83.5	37.0%	$74.5	41.8%	$89.9	38.5%	$128.5		39.5%	$169.3		39.0%
Shipments by Market (millions of pounds)
Aerospace	5.4	32.9%	4.7	37.6%	5.5	36.7%	6.1		29.2%	7.1		32.9%
Chemical processing	3.8	23.2	3.9	31.2	4.2	28.0	3.8		18.2	5.0		23.1
Land based gas turbines	5.0	30.5	2.3	18.4	3.5	23.3	4.7		22.5	4.8		22.2
Other markets	2.2	13.4	1.6	12.8	1.8	12.0	6.3		30.1	4.7		21.8
Total Shipments	16.4	100.0%	12.5	100.0%	15.0	100.0%	20.9		100.0%	21.6		100.0%
Average Selling Price Per Pound
Aerospace	$17.19		$17.09		$17.84		$20.63			$23.28
Chemical processing	12.05		11.44		14.62		19.84			25.97
Land based gas turbines	10.52		11.61		11.74		14.25			16.27
Other markets	14.59		15.94		17.28		8.50	(3)		11.87	(3)
All markets	13.62		14.17		15.45		15.42	(4)		19.84	(4)

(1)                This information was derived from and should be read in conjunction with the ‘Pro Forma Financial Information” and footnotes thereto included in this Item 7 of this Form 10-K.

(2)                Other revenue consists of toll conversion, royalty income, and scrap sales.

(3)                During fiscal 2005 and 2006, the “Other Markets” category includes $15.8 million and $15.1 million in revenue, respectively, and 4.8 million pounds and 3.2 million pounds, respectively, of stainless steel wire as a result of the Branford Acquisition in November 2004.

(4)                Average selling price per pound excludes “Other Revenue”. If “Other Revenue” were included, the total average selling price per pound for all markets would be $15.53 for fiscal 2005 and $20.07 for fiscal 2006.

Aerospace.   Demand for the Company’s products in the aerospace industry is largely driven by orders for new jet engines, as well as requirements for spare parts and replacement parts for jet engines. The Company experienced strong growth in the late 1990’s through fiscal 2001 due to the aerospace demand cycle. As a result of increased new aircraft production during this cycle and maintenance requirements, the Company’s net revenues from sales to the aerospace supply chain peaked in fiscal 2001. The Company’s sales to the aerospace market declined throughout fiscal 2002 and fiscal 2003, but started to improve with the turn-around of the aerospace cycle in late fiscal 2003. The improvement continued through fiscal 2006. Excluding any catastrophic economic or political events, based on forecasted engine and airframe build schedules, the aerospace market should remain strong through fiscal 2007 with the possibility of continued strength through 2010. The Company views the maintenance, repair and overhaul (or MRO) business as an area of future growth, and expects the number of engines in service to increase significantly in the next ten to twenty years.

Net revenues to the aerospace market in fiscal 2006 increased by 31.5% from fiscal 2005 as commercial aircraft production by the major manufacturers continued to increase from the prior year, resulting in improvements in aircraft orders and aircraft maintenance requirements. Due to these improved market conditions there was a 16.6% increase in the number of pounds shipped in this market and a 12.8% increase in the average selling price per pound, which also reflects generally improved product pricing as a result of changes in product mix and higher raw material costs.

Chemical Processing.   Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company’s products in this industry is driven by the level of maintenance, repair and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The Company believes that the basic elements that drive the use of the Company’s products in the chemical processing industry are still present, but the focus for new plant construction will be in Asia, while maintenance and debottlenecking projects to avoid capital expansion will be the trend in Europe and North America. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher chemical throughput, should support future demand for more sophisticated alloys, such as the Company’s specialty and proprietary CRA products. The Company’s key proprietary CRA products, including HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, and HASTELLOY C-22, are expected to contribute to the Company’s improving activity in this market.

Net revenues from the chemical processing industry in fiscal 2003 represented the Company’s lowest levels in the previous five fiscal years. Net revenues from this market have increased steadily since fiscal 2003. In fiscal 2006, the Company’s net revenues in the chemical processing industry increased by 69.7% from those in fiscal 2005. In fiscal 2006, the number of pounds shipped to customers in the chemical processing industry increased 29.7% as compared to fiscal 2005, primarily as a result of improved market conditions. Average selling price per pound in this industry increased 30.9% compared to fiscal 2005, due primarily to an improved product mix which included a higher percentage of proprietary alloys and the effect of higher raw material costs.

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

Management believes growth in this market will continue as long as global demand for increase in power generation capacity remains strong. With the opening of sales centers in China and India in fiscal 2005, the Company is well positioned to take advantage of the growth in those areas of demand for power generation.

Prior to the enactment of the Clean Air Act, land based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990’s when Phase I of the Clean Air Act was being implemented, selection of land based gas turbines to satisfy electric utilities’ demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air

Act and certain advantages of land based gas turbines compared to coal-fired generating plants will further contribute to demand for its products over the next three to five years.

Beginning in fiscal 2002, there was a decline in the land based gas turbine industry as a result of both the general economic slowdown and the energy crisis precipitated by the Enron bankruptcy. In that year, land based gas turbine projects which were in progress were completed; however, projects not yet started were put on hold and new projects were not initiated. Since that time, there has been a significant improvement in the industry. Specifically, starting in the last half of fiscal 2003, projects put on hold were restarted and new projects were initiated, which contributed to the significantly improved performance in this industry beginning in fiscal 2004.  In fiscal 2006, shipments of the Company’s products to the land based gas turbine industry increased from those in fiscal 2005 due to a continued increase in demand for maintenance and repair parts for gas turbines. Net revenues from products sold to the land based gas turbine industry increased 16.2% in fiscal 2006 as compared to fiscal 2005, due to a 1.8% increase in the number of pounds shipped and a 14.2% increase in average selling price per pound which reflects generally improved product pricing as a result of market demand, increasing levels of maintenance and repair business and higher raw material costs.

Other Markets and Other Revenues.   In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2006 include flue gas desulphurization (or FGD), oil and gas, waste incineration, industrial heat-treating, automotive, and medical and instrumentation. The Clean Air Act and comparable legislation in Europe and Asia, which create regulatory imperatives requiring the reduction of sulfur emissions, are the primary factor in determining the demand for high-performance alloys in the FGD industry. The Company’s participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production. The automotive and industrial heat-treating markets are highly cyclical and very competitive. Opportunities continue to exist, however, in the automotive market due to new safety-related technology, higher operating temperatures, engine control systems, and emission control systems. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company’s products.

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

In connection with the Branford Acquisition in the first quarter of fiscal 2005, Haynes acquired a facility that manufactured both stainless steel wire and high performance alloy wire. The Company continues to produce stainless steel wire at the Branford facility. The high performance alloy wire produced is reflected within the appropriate category where the wire is sold. For example, high performance alloy wire produced for use in the chemical processing market is reflected in that category. The stainless steel wire is reflected in the “Other Markets” category and reduced the average selling price per pound within that category on a comparative basis.  The Company’s strategy is to reduce production of stainless steel wire and increase production of high performance alloy wire due to higher margins obtained from high performance alloy wire. During fiscal 2006, this category included $15.1 million of net revenue, which represented 3.2 million pounds of stainless steel wire product, as a result of the Branford Acquisition, as compared to $15.8 million of net revenue and 4.7 million pounds of stainless steel wire product in fiscal 2005.

In fiscal 2006, net revenues from products sold in the “Other Markets” category increased by 5.9% when compared to fiscal 2005, primarily as a result of improving market demand and passing through higher raw material and energy costs.

In fiscal 2006, net revenues from the Company’s products in the “Other Revenues” category increased by 104.2% when compared to those in fiscal 2005 primarily due to toll conversion income and scrap sales.

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

The Company’s operating income was reduced by the recognition of the fair market value adjustments to the Company’s assets required by the adoption of fresh start reporting. Cost of sales included $5.5 million, $30.2 million and $4.8 million of these costs in the one month period ended September 30, 2004 and the years ended September 30, 2005 and 2006, respectively. See Notes 1 and 2 to the consolidated financial statements included in Item 8 in this Form 10-K for more information.

The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

	Fair Value Adjustment	Recognition Period		Expense Recognized from September 1 to September 30, 2004(3)	Expense Recognized from October 1, 2004 to September 30, 2005(3)	Expense Recognized from October 1, 2005 to September 30, 2006(3)
Goodwill	$43,055	N/A	(1)	$—	$—	$—
Inventory	30,497	6 months	(2)	5,083	25,414	—
Machinery and equipment	41,628	14 years		245	2,974	3,124
Buildings	(859)	12 years		(6)	(72)	(72)
Land	41	N/A		—	—	—
Trademarks	3,800	N/A	(1)	—	—	—
Patents	8,667	2 to 14 years		164	1,886	1,750
				$5,486	$30,202	$4,802

(1)                Under applicable accounting rules, goodwill and trademarks are not amortized but are assessed to determine impairment at least annually.

(2)                Estimated length of time for one complete inventory turn.

(3)                Non-cash expenses for inventory, machinery and equipment, buildings and patents are reflected in cost of goods sold.

Results of Operations

The following table is presented for comparative purposes. Amounts are in thousands, except share and per share information.

	Predecessor	Successor
	Eleven Months Ended August 31,	One Month Ended September 30,	Pro Forma Combined Year Ended September 30,	Year Ended September 30,	Year Ended September 30,
	2004	2004(1)	2004(3)	2005(1)	2006(1)
Statement of Operations Data:
Net revenues	$209,103	$24,391	$233,494	$324,989	$434,405
Cost of sales	171,652	26,136 (2)	202,221	288,669 (2)	325,573
Selling, general and administrative expense	24,038	2,658	28,052	32,963	40,296
Research and technical expense	2,286	226	2,512	2,621	2,659
Restructuring and other charges(4)	4,027	429	4,456	628	—
Operating income (loss)	7,100	(5,058)	(3,747)	108	65,877
Interest expense, net	13,929	348	4,914	6,353	8,024
Reorganization items(5)	(177,653)	—	—	—	—
Provision (benefit) for income taxes	90	(1,760)	(3,291)	(2,111)	22,313
Net income (loss)	170,734	(3,646)	(5,370)	(4,134)	35,540
Net income (loss) per share:
Basic	$1,707,340	$(0.36)	$(0.54)	$(0.41)	$3.55
Diluted	$1,707,340	$(0.36)	$(0.54)	$(0.41)	$3.46
Weighted average shares outstanding:
Basic	100	10,000,000	10,000,000	10,000,000	10,000,000
Diluted	100	10,000,000	10,000,000	10,000,000	10,270,642

The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of net revenues:

	Predecessor	Successor
	Eleven Months Ended August 31,	One Month Ended September 30,	Pro Forma Combined Year Ended September 30,	Year Ended September 30	Year Ended September 30
Statement of Operations Data:	2004	2004(1)	2004(3)	2005(1)	2006(1)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.1	107.2 (3)	86.6	88.8	74.9
Selling, general and administrative expense	11.5	10.9	12.0	10.1	9.3
Research and technical expense	1.1	0.9	1.1	0.8	0.6
Restructuring and other charges	1.9	1.7	1.9	0.2	—
Operating income (loss)	3.4	(20.7)	(1.6)	0.1	15.2
Interest expense, net	6.7	1.5	2.1	2.0	1.8
Reorganization items	(85.0)	—	—	—	—
Provision (benefit) for income taxes	—	(7.2)	(1.4)	(0.6)	5.1
Net income (loss)	81.7%	(15.0)%	(2.3)%	(1.3)%	8.3%

(1)                As of August 31, 2004, the effective date of the plan of reorganization, the Company adopted fresh start reporting for its financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical financial information for periods after August 31, 2004 is not comparable to periods before September 1, 2004.

(2)                As part of fresh start accounting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the one-month period ended September 30, 2004 and the year ended September 30, 2005 include non-cash charges of $5,083 and $25,414, respectively, for this fair value adjustment.

(3)                This information was derived from and should be read in conjunction with the “Pro Forma Financial Information” and footnotes thereto included in Item 7 of this Form 10-K.

(4)                Consists primarily of professional fees and credit facility fees related to the restructuring and refinancing activities.

(5)                During fiscal 2004, the Company recognized approximately $177,653 in reorganization items of which approximately $7,298 were expenses relating to professional fees, amendment fees, travel expenses, directors’ fees, write offs of bond discount and debt issuance costs, and other expenses, and approximately $184,951 was income relating to the gain on cancellation of 11 5/8% senior notes due September 1, 2004 and fresh start reporting adjustments as a result of the reorganization. Please see Note 8 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Net Revenues.   Net revenues increased by $109.4 million, or 33.7%, to $434.4 million in fiscal 2006 from $325.0 million in fiscal 2005. Volume increased by 3.4% to 21.6 million pounds in fiscal 2006 from 20.9 million pounds in fiscal 2005. Volume of high-performance alloys increased by 12.9% to 18.4 million pounds in fiscal 2006 as compared to 16.3 million pounds in fiscal 2005. Volume of stainless steel wire decreased by 31.9% to 3.2 million pounds in fiscal 2006 as compared to 4.7 million pounds in fiscal 2005 as a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high performance alloy wire due to higher margins obtained from high performance alloy wire. The average selling price per pound increased by 29.2% to $20.07 per pound in fiscal 2006 from $15.53 per pound in fiscal 2005 due primarily to improved market demand and passing through higher raw material prices. The Company’s consolidated backlog increased by $18.5 million, or 9.8%, to $206.9 million at September 30, 2006 from $188.4 million at September 30, 2005. Order entry increased by $28.8 million, or 7.1%, for fiscal 2006, as compared to fiscal 2005. Management expects the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace markets, chemical processing facility construction and maintenance and the energy construction business. These favorable market trends reflect the anticipated growth in the emergent economies of Asia.

Sales to the aerospace industry increased by 31.5% to $165.8 million in fiscal 2006 from $126.1 million in fiscal 2005, due to a 12.8% increase in the average selling price per pound combined with a 16.6% increase in volume. The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloy products and forms with a higher value and average selling price when compared to the product mix sold in fiscal 2005, and the effect of passing through higher raw material and energy costs. In addition, as a result of the Company’s recent capital improvements, the Company has been able to increase production of these higher valued alloys, allowing it to take advantage of the increased demand and step up marketing efforts related to these alloys. Management believes sales have also increased as a result of a shift in demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent orders from value-added service centers, such as the Company can provide.

Sales to the chemical processing industry increased by 69.7% to $129.4 million in fiscal 2006 from $76.2 million in fiscal 2005, due to a 30.9% increase in the average selling price per pound combined with a 29.7% increase in volume. The increase in the average selling price per pound is due to improved market demand, a change in product mix to higher valued specialty alloys and forms, and the effect of passing through higher raw material and energy costs. Management believes that construction of new chemical processing facilities in China has contributed to volume improvement in this market segment. Management believes that product mix has improved as a result of the generally improved economy which has increased the willingness of the Company’s customers to invest in products that are more expensive initially, but that are longer-lived and require less maintenance and replacement expense in the future. In addition, as a result of the Company’s recent capital improvements, the Company has been able to increase production of these higher-valued alloys, allowing it to take advantage of the increased demand and step up marketing efforts related to these alloys.

Sales to the land based gas turbine industry increased by 16.2% to $77.9 million for fiscal 2006 from $67.1 million in fiscal 2005, due to an increase of 16.3% in the average selling price per pound. The volume for the land based gas turbine market on a year-to-year basis is essentially flat, increasing by 1.8%. However, starting with the third quarter of fiscal 2005 volume has increased every quarter, with volume in the fourth quarter of fiscal 2006 reaching almost 1.5 million pounds.  Both total volume and ingot volume for this market can fluctuate due, at least in part, to ingot sales, which are influenced based on original equipment manufacturing (or OEM) projects. The overall volume in this market between fiscal 2005 and fiscal 2006 reflects ingot pounds which increased by approximately 34% and an equivalent decrease in the aggregate sheet and plate volumes. This change in product mix from year-to-year is representative of increased OEM business. The average selling price increased for all forms within this market on a year-to-year basis. However, the ingot product form comprised a larger percentage of the total mix in fiscal 2006 versus fiscal 2005 and, because ingots sell at a lower average selling price than the other forms, the effect is to mute the increase in average selling price. The other forms average selling price for this market increased almost 24%

between periods. Management believes sales have increased due to higher demand from power generation, oil and gas production, and alternative power systems applications.

Sales to other markets increased by 5.9% to $56.4 million in fiscal 2006 from $53.2 million in fiscal 2005, due to a 39.6% increase in average selling price per pound, which was partially offset by a 24.2% decrease in volume. The selling price increase is related to improving market demand and passing through higher raw material and energy costs compared to fiscal 2005. The primary reason for the overall reduction in volume was a decrease in the volume of stainless steel wire in fiscal 2006 compared to fiscal 2005 as a result of our strategy to reduce production of stainless steel wire.

Other Revenue.   Other revenue increased by 106.6% to $4.9 million in fiscal 2006 from $2.4 million for fiscal 2005. The increase is due to higher activity in toll conversion revenue, scrap sales and miscellaneous sales.

Cost of Sales.   Cost of sales as a percentage of net revenues decreased to 74.9% in fiscal 2006 from 88.8% in fiscal 2005. This decrease can be attributed to a combination of the following factors: (i) a $25.4 million decrease of non-cash amortization of fresh start fair value adjustment to $4.8 million in fiscal year 2006 from $30.2 million fiscal year 2005, (ii) improved product pricing,(iii) overall improvement in volume, resulting in the increased absorption of fixed manufacturing costs, and (iv) reductions in manufacturing cost gained from the capital improvements program. These positive factors were partially offset by higher raw material and energy costs. The Company’s energy costs increased by $5.1 million in fiscal 2006 compared to fiscal 2005, primarily due to rising natural gas prices and higher usage. Higher raw material costs as represented by the significant increase year-to-year in the cost of nickel, which makes up approximately 51% of the Company’s raw material costs. As reported by the London Metals Exchange, the average price per pound for 30-day cash buyers for nickel at September 30, 2006 was $13.67 compared to $6.45 at September 30, 2005.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased by $7.3 million to approximately $40.3 million in fiscal 2006 from $33.0 million in fiscal 2005. In fiscal 2005, gross selling, general and administrative expense was reduced by a one-time gain of $2.1 million recognized from the sale of land and building at the Openshaw, England facility. The remaining $5.2 million increase in selling, general and administrative expenses was due to a combination of the following factors: (i) increased cost of $3.0 million from growth in foreign operations and higher overall business activity, (ii) an increase of $1.5 million from higher employee compensation cost for stock options, (iii) an increase of $1.0 million for payments made under the management incentive plan, and (iv) an increase of $1.1 million related to the Company’s evaluation of strategic alternatives. These increases were partially offset by a decrease from fiscal 2005 of $0.6 million of consulting costs related to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and a decrease of $0.8 million for the preparation and filing of the Company’s Registration Statement on Form S-1. Selling, general and administrative expense as a percentage of net revenues decreased to 9.3% in fiscal 2006 compared to 10.1% for fiscal 2005 due primarily to the increased level of net revenues.

Research and Technical Expense.   Research and technical expense remained relatively flat at $2.7 million, or 0.6% of net revenues, in fiscal 2006 compared to $2.6 million, or 0.8% of net revenues, in fiscal 2005.

Restructuring and Other Charges.   During fiscal 2005, the Company incurred $0.6 million of professional fees in connection with the completion of the U.S. operations’ filing for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. There was no corresponding expense for fiscal 2006.

Operating Income.   As a result of the above factors, operating income in fiscal 2006 was $65.9 million compared to $0.1 million in fiscal 2005.

Interest Expense.   Interest expense increased by $1.7 million to $8.1 million in fiscal 2006 from $6.4 million for fiscal 2005. The increase is due to higher aggregate borrowings on the Company’s revolving credit facility and higher interest rates partially offset by interest capitalized on long-term capital projects.

Income Taxes.   Income taxes increased to an expense of $22.3 million in fiscal 2006 from a benefit of $2.1 million in fiscal 2005. The effective tax rate for fiscal 2006 was 38.6% compared to a tax benefit of 33.8% in fiscal 2005. The increase in effective tax rate is primarily attributable to more taxable income in the U.S. at a higher tax rate as compared to foreign taxable income at the lower tax rate.

Net Income.   As a result of the above factors, net income increased by $39.6 million to $35.5 million in fiscal 2006 compared to net loss of $(4.1) million in fiscal 2005.

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

Net Revenues.   Net revenues increased by approximately $91.5 million or 39.2% to approximately $325.0 million in fiscal 2005 from approximately $233.5 million in fiscal 2004 on a pro forma basis. Volume increased 39.3% to approximately 20.9 million pounds in fiscal 2005 from approximately 15.0 million pounds in fiscal 2004 on a pro forma basis. The average selling price per pound decreased 0.2% to $15.42 per pound in fiscal 2005 from $15.45 per pound in fiscal 2004 on a pro forma basis. Raw material increases resulted in increases to average selling price, but were more than fully offset by the inclusion of stainless steel wire. As discussed in the section entitled “Overview of Markets,” the reduction in average selling price is due to the inclusion of stainless steel wire of $15.8 million in net revenue and 4.8 million pounds that is not included in the comparable period in fiscal 2004 on a pro forma basis. High-performance alloy volume increased 1.2 million pounds or 8.0%. The Company’s consolidated backlog increased by approximately $94.9 million or 101.5% to approximately $188.4 million at September 30, 2005 from approximately $93.5 million at September 30, 2004. Order entry increased by $128.8 million or 46.8% for fiscal 2005, as compared to fiscal 2004 on a pro forma basis.

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

Sales to the chemical processing industry increased by 24.1% to approximately $76.2 million in fiscal 2005 from approximately $61.4 million on a pro forma basis for the same period a year earlier due to the combined effects of a 35.7% increase in the average selling price per pound, which was partly offset by a 9.5% decrease in volume. The volume decrease is attributable to an emphasis by the Company on more specialty higher-margin product, versus large-project lower-margin commodity grades. The significant increase in the average selling price is due to improved market prices as a result of generally higher raw material costs, and to improving demand in the marketplace for high-end specialty products and improved product mix.

Sales to the land based gas turbine industry increased by 63.3% to approximately $67.1 million in fiscal 2005 from approximately $41.1 million on a pro forma basis for the same period a year earlier, due to an increase in volume of 34.3% and a 21.4% increase in the average selling price per pound. The increase in volume was mainly due to improved global sales of proprietary alloy round products and specialty alloy flat products to domestic fabricators to support the growing demand of the gas turbine manufacturers. The increase in the average selling price is attributed to improved market prices as a result of generally higher raw material costs and improving market demand.

Sales to other markets increased by 71.1% to approximately $53.2 million in fiscal 2005 from approximately $31.1 million on a pro forma basis for the same period a year earlier. The volume and revenue in this category increased during this time period as compared to the same period a year earlier due to the inclusion of the stainless steel wire business and higher selling prices due to increased raw material costs. For fiscal 2005, the “Other Markets” category includes $15.8 million in net revenue and 4.7 million pounds of stainless steel wire as a result of the Branford Acquisition, which were not included in the same period of the prior year.

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

Restructuring and Other Charges.   During fiscal 2005, the Company incurred approximately $0.6 million of professional fees in connection with the completion of the U.S. operations’ filing for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Corresponding expense for fiscal 2004 on a pro forma basis was $4.5 million.

Operating Income (Loss).   As a result of the above factors, the operating income for fiscal 2005 was approximately $0.1 million compared to an operating loss of approximately $(3.7) million for fiscal 2004 on a pro forma basis.

Interest Expense.   Interest expense increased by approximately $1.4 million to approximately $6.4 million for fiscal 2005 from approximately $5.0 million for fiscal 2004 on a pro forma basis. The

$5.0 million of interest expense in fiscal 2004 on a pro forma basis consisted of $1.4 million in non-recurring fees and expenses related to the revolving credit facility put in place upon the Company’s emergence from bankruptcy and $3.6 million in interest expense related to the Company’s outstanding balances under its Credit Agreement. The Company’s interest expense increase for fiscal 2005 was due to a higher outstanding balance on the Company’s revolving credit facility primarily resulting from high sales growth and increasing raw material cost. Interest expense of approximately $16.3 million in prior years does not exist in fiscal 2005 as the 11 5/8% senior notes were discharged in connection with the Company’s emergence from bankruptcy. This discussion does not reflect the elimination of interest on the notes when comparing fiscal 2004 on a pro forma basis to fiscal 2005.

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

Net Loss.   As a result of the above factors, the net loss was approximately $(4.1) million for fiscal 2005 compared to the net loss of approximately $(5.4) million for fiscal 2004 on a pro forma basis.

Eleven Months Ended August 31, 2004 and One Month Ended September 30, 2004

Other items impacting the predecessor eleven months ended August 31, 2004 or the successor one month period ended September 30, 2004 are discussed below.

Reorganization Items.   During the eleven months ended August 31, 2004, the Company incurred approximately $177.7 million in reorganization items, of which $7.3 million was expense relating to professional fees, contract amendment fees, travel expenses, directors’ fees, and write offs of bond discount and debt issuance costs, and $185.0 million was income relating to the gain on cancellation of the 11 5/8% senior notes due September 1, 2004, fresh start accounting adjustments, and fair value adjustments required as a result of the filing of a petition for reorganization relief pursuant to the Chapter 11 of the U.S. Bankruptcy Code and related emergence from bankruptcy.

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

Liquidity and Capital Resources

Comparative Cash Flow Analysis

The following analysis provides a comparison of cash flow for the years ended September 30, 2006 and 2005 and the year ended September 30, 2004 (on a combined basis for Haynes—predecessor and Haynes—successor).

During fiscal 2006 and fiscal 2005, the Company’s primary sources of cash were borrowings under its revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below) and cash from operations. Historically issuing debt securities was a source of cash. At

September 30, 2006, the Company had cash and cash equivalents of approximately $6.2 million compared to cash and cash equivalents of approximately $2.9 million at September 30, 2005.

Net cash provided in operating activities was $0.3 million in fiscal 2006, as compared to cash used of $4.8 million in fiscal 2005. At September 30, 2006, inventory balances were approximately $30.1 million higher than fiscal 2005 year end balances, as a result of the continued increase in the costs of the raw materials (nickel, molybdenum and cobalt), and a higher level of inventory required to be maintained to support the increased level of sales. The increased level of sales also resulted in increased accounts receivable of $18.1 million at September 30, 2006 compared to September 30, 2005. Net cash used in investing activities was $10.6 million in 2006, primarily as a result of the Company’s continuing capital expenditure program. Net cash used in operating and investing activities in fiscal 2006 was funded by cash from financing activities, primarily borrowings of $12.4 million on the Company’s revolving credit facility.

Net cash used in operating activities was $4.8 million in fiscal 2005, as compared to $23.9 million in fiscal 2004. At September 30, 2005, inventory balances, including the effects of the Branford Acquisition, were approximately $14.2 million higher than fiscal 2004 year end balances, as a result of the Company’s $42.5 million net cash investment in inventory during the period, which was offset by $25.4 million of non-cash fresh start accounting adjustments to inventory required by SOP 90-7 upon the Company’s emergence from bankruptcy recognized as expense during the period. The amount of the Company’s net cash investment in inventory was affected by rising costs of the raw materials nickel, molybdenum and cobalt, and a higher level of inventory required to be maintained to support the increased level of sales. The increase in cash used in operating activities was partially offset by an increase in accounts payable of approximately $10.4 million due to the increasing cost of raw materials and the rising level of sales activity. Net cash used in investing activities in fiscal 2005 was $14.7 million, which includes capital expenditures of $9.0 million and $8.3 million for the Branford Acquisition (which includes $2.6 million for property, plant and equipment), partially offset by proceeds from sales of property of $2.3 million. In fiscal 2005, net cash used in operating and investing activities was funded by cash from financing activities, primarily borrowings of $22.0 million on the Company’s revolving credit facility.

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

Future Sources and Uses of Liquidity

The Company’s sources of cash in fiscal 2007 are expected to consist primarily of cash generated from operations and cash on hand, borrowings under both its revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) and the U.K. revolving credit facility (described below), and the after-tax proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET in the first quarter of fiscal 2007. The Wachovia revolving credit facility and the U.K. revolving credit facility combine to provide borrowings in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2006, the Company had access to a total of approximately $29.5 million ($21.3 million U.S. and $8.2 million U.K.) under both revolving credit facilities (subject to borrowing base and certain reserves) and cash of approximately $6.2 million. The Company believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months, although there can be no assurance that this will be the case.

The Wachovia revolving credit facility provides for revolving loans in a maximum amount of $130.0 million. Borrowings under the revolving credit facility bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of September 30, 2006, the revolving credit facility had an outstanding balance of $112.8 million and bore interest at a weighted average interest rate of 7.32%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the Wachovia revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of September 30, 2006, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The revolving credit facility matures on April 12, 2009. Borrowings under the revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, with the exception of the four-high Steckel rolling mill and related assets, which are pledged to TIMET.

Haynes U.K. has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007. The Company is expecting to renew this facility or replace the facility with one of similar availability. Haynes U.K. is required to pay interest on loans made under the revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the revolving credit facility), plus 3% per annum. As of September 30, 2006, the revolving credit facility had an outstanding balance of $4.0 million and bore interest at a weighted average interest rate of 8.34%. Availability under the revolving credit facility is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the revolving credit facility. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of September 30, 2006, the most recent measurement date required under the revolving credit facility, Haynes U.K. was in compliance with these covenants. The revolving credit facility is secured by a pledge of substantially all of the assets of Haynes U.K.

The Company’s primary uses of cash over the next twelve months will consist of expenditures related to: (i) increasing levels of working capital due to increased levels of operations and rising raw material cost; (ii) capital spending to improve reliability and performance of the equipment; (iii) reduction of debt; (iv) pension plan funding, (v) income tax payments, including obligations associated with the TIMET conversion agreement; and (vi) interest payments on outstanding indebtedness. Planned fiscal 2007 capital spending is targeted at $10.0 million. The main projects for fiscal 2007 include the completion of the projects already started related to the electroslag remelt equipment, rolling mills and the upgrade of the annealing equipment at the Kokomo, Indiana facility. Management expects to spend $23.6 million, in the aggregate, on capital expenditures in fiscal 2007 and 2008, as compared to the $11.6 million and $10.6 million spent in fiscal 2005 and 2006, respectively. Management believes that the completion of these capital projects and the related improvement in the reliability and performance of the equipment will have a positive effect on the Company’s profitability and working capital management. Planned downtime is scheduled for fiscal 2007 and 2008 to implement these capital improvements. The Company is also evaluating the desirability of possible additional capital expansion projects to capitalize on current market opportunities. Additionally, acceleration of future capital spending beyond what is currently planned may occur in order to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing cost and increased capacity. Consideration will also be given to potential acquisitions similar to the Branford Acquisition which complement our product line, reduce production costs and increase capacity.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2006:

(Table in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt obligations (including interest)(2)	$141,253	$9,082	$132,171	$—	$—
Operating lease obligations	9,201	3,201	4,890	1,110	—
Raw material contracts	173,094	94,018	79,076	—	—
Mill supplies contracts	473	473	—	—	—
Capital projects	12,986	10,000	2,986	—	—
Pension plan(3)	3,134	3,134	—	—	—
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	$25,000
Non-compete obligations(5)	550	110	220	220	—
Total	$390,691	$125,018	$229,343	$11,330	$25,000

(1)          Taxes are not included in the table. Payments for taxes for 2007 are expected to be approximately $30.0 million (excluding taxes to be paid related to the TIMET conversion services agreement).

(2)          Interest is calculated annually using the principal balance and current interest rates as of September 30, 2006.

(3)          The Company has a current funding obligation to contribute $2,011 to the domestic pension plan and all benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,123 in fiscal 2007 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement.

(4)          Represents expected postretirement benefits only.

(5)          Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

At September 30, 2006, the Company also had $0.3 million outstanding under letters of credit. The letters of credit are outstanding primarily in connection with post closure environmental assurance and building lease obligations.

Inflation

Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product.  However, there is no guarantee that the Company will continue to be able to achieve this in the future.

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

Pension and Postretirement Benefits

The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. There were no changes to the terms of these benefits in connection with the Company’s emergence from bankruptcy.

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its asset allocation of 65% equity, 32% fixed income and 3% real estate/other. The Company’s assumption for expected rate of return for plan assets for equity, fixed income, and real estate/other are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

Salaried employees hired after December 31, 2005 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value of a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value of the reporting unit’s goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets and goodwill impairment are subject to a high degree of judgment and complexity. The Company reviewed goodwill and trademarks for impairment as of August 31, 2006, and concluded no impairment adjustment was necessary. No events or circumstances have occurred that would indicate the carrying value of goodwill or trademarks may be impaired since its testing date.

Share-Based Compensation

The Company had previously adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In connection with the plan of reorganization, the Haynes—successor has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock.

In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, and expected lives of the options. The Company implemented SFAS No. 123(R) on October 1, 2005 for all unvested options using the modified prospective method of adoption.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company will begin recognition of the funded status of its defined benefit pension and postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. If implemented on September 30, 2006, the estimated impact on the Company’s financial position would be a reduction in pension and postretirement benefits liability of $5.2 million, an increase in stockholders’ equity accumulated other comprehensive income of $3.2 million, and a reduction of deferred tax asset of $2.0 million. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

In June 2006, the EITF reached consensus on EITF 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions. EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156), that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations or financial position.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at September 30, 2005 and 2006. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $645,000 for the fiscal year ended September 30, 2005 and $826,000 for the fiscal year ended September 30, 2006. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

Fluctuations in the price of nickel, our most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid increase in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company is considering forward purchase opportunities with certain suppliers.

Item 8.                        Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. (Haynes—successor) as of September 30, 2006 and 2005 and for the years ended September 30, 2006 and September 30, 2005 and for the period September 1, 2004 to September 30, 2004 and Haynes International, Inc. (Haynes—predecessor) for the period October 1, 2003 to August 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (“Haynes—successor”) as of September 30, 2005 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period September 1, 2004 (inception) to September 30, 2004 and for the years ended September 30, 2005 and 2006. We have also audited the Haynes International, Inc. and subsidiaries (“Haynes—predecessor”) consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the period October 1, 2003 to August 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on August 16, 2004, the bankruptcy court entered an order confirming the plan of reorganization of Haynes—predecessor which became effective after the close of business on August 31, 2004. Accordingly, the accompanying consolidated balance sheets as of September 30, 2005 and 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Haynes—successor for the period September 1, 2004 (inception) to September 30, 2004 and for the years ended September 30, 2005 and 2006, have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, as a new entity with assets, liabilities and capital structure having carrying values not comparable with prior periods.

In our opinion, the consolidated financial statements referred to above of Haynes—successor present fairly, in all material respects, the financial position of Haynes—successor as of September 30, 2005 and 2006, and the results of their operations and their cash flows for the period September 1, 2004 (inception) to September 30, 2004 and for the years ended September 30, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements referred to above for Haynes—predecessor present fairly, in all material respects, the results of their operations and their cash flows for the period October 1, 2003 to August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2005, Haynes—successor changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
December 7, 2006

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,886	$6,182
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,514 and $1,751, respectively	58,730	77,962
Inventories, net	147,860	179,712
Deferred income taxes	7,298	10,759
Total current assets	216,884	274,725
Property, plant and equipment, net	85,125	88,921
Deferred income taxes—long term portion	27,665	27,368
Prepayments and deferred charges, net	2,457	2,719
Restricted cash—long term portion	550	440
Goodwill	43,055	42,265
Other intangible assets	11,386	9,422
Total assets	$387,122	$445,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,495	$45,487
Income taxes payable	399	2,294
Accrued pension and postretirement benefits	5,527	8,134
Revolving credit facilities	104,468	116,836
Current maturities of long term obligations	1,501	110
Total current liabilities	157,390	172,861
Long-term obligations (less current portion)	414	3,097
Accrued pension and postretirement benefits	117,449	118,354
Total liabilities	275,253	294,312
Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 shares issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	120,972	122,937
Accumulated earnings (deficit)	(7,780)	27,760
Accumulated other comprehensive income (loss)	(512)	841
Deferred stock compensation	(821)	—
Total stockholders’ equity	111,869	151,548
Total liabilities and stockholders’ equity	$387,122	$445,860

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Predecessor	Successor
	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Net revenues	$209,103	$24,391	$324,989	$434,405
Cost of sales	171,652	26,136	288,669	325,573
Selling, general and administrative	24,038	2,658	32,963	40,296
Research and technical	2,286	226	2,621	2,659
Restructuring and other charges	4,027	429	628	—
Operating income (loss)	7,100	(5,058)	108	65,877
Interest expense (contractual interest of $20,876 for the period October 1, 2003 to August 31, 2004)	13,964	354	6,385	8,121
Interest income	(35)	(6)	(32)	(97)
Income (loss) before reorganization items and income taxes	(6,829)	(5,406)	(6,245)	57,853
Reorganization items	177,653	—	—	—
Income (loss) before income taxes	170,824	(5,406)	(6,245)	57,853
Provision for (benefit from) income taxes	90	(1,760)	(2,111)	22,313
Net income (loss)	$170,734	$(3,646)	$(4,134)	$35,540
Net income (loss) per share:
Basic	$1,707,340	$(0.36)	$(0.41)	$3.55
Diluted	$1,707,340	$(0.36)	$(0.41)	$3.46
Weighted average shares outstanding:
Basic	100	10,000,000	10,000,000	10,000,000
Diluted	100	10,000,000	10,000,000	10,270,642

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Predecessor	Successor
	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Net income (loss)	$170,734	$(3,646)	$(4,134)	$35,540
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	—	—	—	(217)
Foreign currency translation adjustment	2,124	363	(875)	1,570
Other comprehensive income (loss)	2,124	363	(875)	1,353
Comprehensive income (loss)	$172,858	$(3,283)	$(5,009)	$36,893

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Deferred Stock	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Par	Capital	Deficit)	Compensation	Income (Loss)	(Deficiency)
Predecessor
Balance October 1, 2003	100	$—	$51,381	$(222,232)	$—	$(2,007)	$(172,858)
Net income				170,734			170,734
Other comprehensive income						2,124	2,124
Plan of reorganization and fresh-start:
Elimination of accumulated deficit	—	—	—	51,498		(117)	51,381
Cancellation of predecessor company shares	(100)		(51,381)				(51,381)
Issuance of stock under plan of reorganization	10,000,000	10	118,726				118,736
Balance August 31, 2004	10,000,000	$10	$118,726	$—	$—	$—	$118,736

Successor
Balance September 1, 2004	10,000,000	$10	$118,726	$—	$—	$—	$118,736
Net loss				(3,646)			(3,646)
Other comprehensive income						363	363
Grant of stock options			2,419		(2,419)		—
Amortization of deferred stock compensation					123		123
Balance September 30, 2004	10,000,000	$10	$121,145	$(3,646)	$(2,296)	$363	$115,576
Net loss				(4,134)			(4,134)
Other comprehensive loss						(875)	(875)
Forfeiture of stock options			(173)		173		—
Amortization of deferred stock compensation					1,302		1,302
Balance September 30, 2005	10,000,000	$10	$120,972	$(7,780)	$(821)	$(512)	$111,869
Net income				35,540			35,540
Other comprehensive income						1,353	1,353
Reclass reporting of deferred stock compensation			(821)		821		—
Stock compensation			2,786				2,786
Balance September 30, 2006	10,000,000	$10	$122,937	$27,760	$—	$841	$151,548

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Predecessor	Successor
	Period October 1, 2003 to August 31, 2004	Period September 1, 2004 to September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$170,734	$(3,646)	$(4,134)	$35,540
Depreciation	5,035	494	6,131	6,926
Amortization	2,739	164	1,895	1,964
Stock compensation expense	—	—	1,302	2,786
Deferred income taxes	0	(1,648)	(5,655)	(2,644)
Loss (gain) on disposition of property	(437)	(13)	(1,937)	140
Reorganization items	(177,653)	—	—	—
Change in assets and liabilities (net of effects of acquisition):
Accounts receivable	(15,281)	(4,241)	(2,211)	(18,125)
Inventories	(15,254)	853	(14,244)	(30,122)
Other assets and reorganization items	(521)	503	(374)	(216)
Accounts payable and accrued expenses	12,864	6,604	10,364	(925)
Income taxes payable	(96)	(88)	1,124	1,901
Accrued pension and postretirement benefits	480	312	2,957	3,043
Net cash provided (used) in operating activities before reorganization costs	(17,390)	(706)	(4,782)	268
Reorganization items paid	(5,799)	—	—	—
Net cash provided (used) in operating activities	(23,189)	(706)	(4,782)	268
Cash flows from investing activities:
Additions to property, plant and equipment	(4,782)	(637)	(9,029)	(10,668)
Proceeds from sale of property, plant and equipment	1,270	15	2,326	—
Acquisition of The Branford Wire and Manufacturing Company, net of cash acquired	—	—	(8,300)	—
Change in restricted cash	1,009	(12)	337	110
Net cash used in investing activities	(2,503)	(634)	(14,666)	(10,558)
Cash flows from financing activities:
Net repayment of short term borrowings	(56,815)	—	—	—
Net increase in revolving credit	80,296	1,060	21,986	12,368
Changes in long-term obligations	—	—	(1,596)	1,009
Payment of debt issuance cost	—	—	(465)	—
Net cash provided by financing activities	23,481	1,060	19,925	13,377
Effect of exchange rates on cash	80	97	(68)	209
Increase (decrease) in cash and cash equivalents	(2,131)	(183)	409	3,296
Cash and cash equivalents:
Beginning of period	4,791	2,660	2,477	2,886
End of period	$2,660	$2,477	$2,886	$6,182
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$3,426	$354	$6,377	$7,992
Income Taxes	$161	—	$2,681	$23,148

Supplemental disclosures of non-cash activities:

During the period October 1, 2003 to August 31, 2004, the minimum pension liability was eliminated as a result of the adoption of fresh start accounting in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

During 2006, goodwill decreased and deferred income tax asset increased by $790 due to the finalization of pre-emergence tax returns which affected net operating loss carryforwards.

During 2006 a $310 minimum pension liability was recorded in accumulated other comprehensive income.

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data and otherwise noted)

Note 1           Background and Organization

Description of Business

Haynes International, Inc. and its subsidiaries (the “Company” or “Haynes”) develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace, land based gas turbine and chemical processing industries. The Company’s products are high-temperature resistant alloys (“HTA”) and corrosion resistant alloys (“CRA”). The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloys primarily in sheet, coil and plate forms. In addition, the Company produces its products as seamless and welded tubulars, and in bar, billets and wire forms.

High-performance alloys are characterized by highly engineered often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high-performance alloys is reflected in the Company’s relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. The high-performance alloy industry has significant barriers to entry such as the combination of (i) demanding end-user specifications, (ii) a multi-stage manufacturing process, and (iii) the technical sales, marketing and manufacturing expertise required to develop new applications.

Basis of Presentation

On March 29, 2004 (the “Petition Date”), the Company and its U.S. subsidiaries and U.S. affiliates filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). The bankruptcy cases thus commenced were jointly administered under the caption in re Haynes International, Inc., et al., Case No.: 04-5364-AJM-11 (the “Bankruptcy Cases”). Throughout the Bankruptcy Cases, the Company and its U.S. subsidiaries and U.S. affiliates managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company’s European and Singapore operations were not included in the Bankruptcy Cases.

Prior to August 31, 2004, the Company, Haynes—predecessor, was a wholly-owned subsidiary of Haynes Holdings, Inc. (“Holdings”). Effective August 31, 2004 the Company and Holdings were merged as part of the plan of reorganization with the Company emerging as the successor entity (“Haynes—successor”). As a result of the Company’s emergence from bankruptcy and the Company’s implementation of fresh start reporting as described below, the consolidated financial statements of the Company for periods subsequent to August 31, 2004 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements for periods prior to the effective date of the plan of reorganization.

The Company and its U.S. operations filed for reorganization relief because liquidity shortfalls hampered their ability to meet interest and principal obligations on long-term debt obligations. These shortfalls were primarily a result of reduced customer demand caused by a weak economic environment for its products and higher raw material and energy costs.

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

On April 28, 2004, the Company and its U.S. subsidiaries and U.S. affiliates filed schedules and statements of financial affairs with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Company and its U.S. subsidiaries and U.S. affiliates. All of the schedules were subject to further amendment or modification. Differences between amounts scheduled by the Company and its U.S. subsidiaries and U.S. affiliates and claims submitted by creditors were investigated and resolved in accordance with an established claims resolution process.

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

The Company and its U.S. subsidiaries and U.S. affiliates emerged from bankruptcy on August 31, 2004. The Company has determined that it qualified for fresh start accounting under AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) and applied fresh start accounting on the date of emergence, August 31, 2004. The reorganization value was determined to be $200 million.

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

•       The approval of new collective bargaining agreement with the United Steelworkers of America that contains certain modifications and extends the agreement through June 2007.

•       Congress Financial Corporation (Central) to provide exit financing of $100 million for working capital financing subject to reserves and borrowing base restrictions.

•       The payment of all pre-petition general unsecured claims at 100%.

•       The implementation of a stock option plan for certain key management employees and non-employee directors of the Company.

Fresh Start Reporting

Upon implementation of the plan of reorganization, fresh start reporting was adopted in accordance with SOP 90-7, since holders of Haynes International, Inc.’s common stock immediately prior to confirmation of the plan of reorganization received less than 50% of the voting shares of the successor entity and its reorganization value was less than its post-petition liabilities and allowed claims. Under fresh start reporting, the reorganization value was allocated to the Company’s net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, Business Combinations (SFAS No. 141). The Company’s reorganization value exceeded the fair value of the Company’s net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the excess of the reorganization value over the fair value of the net assets was recorded as goodwill. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid discounted at appropriate current rates.

In connection with its development of the plan of reorganization, a valuation analysis of Haynes’ business and the securities to be registered under the plan of reorganization was performed in March 2004. In preparing this analysis, the Company, among other things, (a) reviewed the recent financial and operating results, (b) considered current operations and prospects, (c) reviewed certain operating and financial forecasts including the financial projections contained in Haynes’ Disclosure Statement, (d) evaluated key assumptions related to the financial projections, (e) evaluated a three year discounted cash flow analysis based on the financial projections, utilizing various discount rates ranging from 10.5% to 14.5% based on a weighted cost of capital analysis and EBITDA terminal multiples of 5.5x to 7.5x based on relevant comparable company projected multiples and trading multiples during recent business cycles, (f) considered the market value of certain publicly traded companies in businesses reasonably comparable to the operating business of Haynes and (g) conducted such other analyses as deemed necessary under the circumstances. The financial projections reflected a significant reduction in interest expense as a result of the reorganization and a post restructuring effective tax rate of 40%.

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

The allocation of the reorganization value as of the effective date of the plan of reorganization is summarized as follows and shown to be less than the Company’s post-petition liabilities and allowed claims:

Common equity value	$118,736
Revolver debt, European debt, and capital leases, less cash	81,264
Reorganization value	$200,000
Post-petition liabilities and allowed claims
Current liabilities	$116,137
Pension and postretirement benefits and other long term debt	124,775
Liabilities subject to compromise:
Senior notes	140,000
Accrued interest on senior notes	9,363
Accrued fees to an affiliate of Holdings	1,612
Total liabilities and allowed claims	391,887
Reorganized value	200,000
Excess of liabilities over reorganized value	$191,887

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
Accrued Pension and Postretirement Benefits
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

Note 2.   Summary of Significant Accounting Policies

A.                Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated. The Company develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace and chemical processing industries worldwide. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Paris, France; Openshaw, England; Zurich, Switzerland; and Shanghi, China; and a sales office in Singapore and Chennai, India. In October 2003, management decided to close its manufacturing operations in Openshaw, England and operate only as a distribution service center. In April 2005, the Company sold eight acres of the Openshaw site and recorded a gain of $2.1 million which is reflected as a reduction of selling, general and administrative expense.

Branford Acquisition

On November 5, 2004, Haynes Wire Company (“Haynes Wire”), a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash. As part of the transaction, Haynes Wire acquired a wire manufacturing facility in Mountain Home, North Carolina, which includes plant and equipment, accounts receivable and inventory with fair values of $2,615, $2,190, and $3,620, respectively. Because the effect of the acquisition is not material to the consolidated results of operations, supplemental pro forma results of operations information have been omitted. Haynes Wire also entered into a non-compete agreement with the former president and owner, restricting his ability to compete with Haynes Wire’s operations for a period of seven years following the closing date. The non-compete agreement requires Haynes Wire to make total payments of $770, with $110 paid at closing and the remaining $660 paid in equal installments on the next six anniversaries of the closing date. On April 11, 2005 pursuant to the terms of the non-compete agreement, the Company deposited the remaining $660 of installments to be paid pursuant to the non-compete agreement into an escrow account. Non-compete amortization expense was $84 for fiscal 2006 and $77 for fiscal 2005.

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

E.               Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. Cost of goods sold for the years ended September 30, 2006 and 2005 and the one month ended September 30, 2004 includes $0, $25,414 and $5,083 respectively of additional costs resulting from fresh start write-up adjustments.

F.                Intangible Assets and Goodwill

Goodwill was created as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142 goodwill is not amortized and the value of goodwill be reviewed annually for impairment. If the carrying value exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a change to earnings to the extent of impairment. Amortization of the patents and other intangibles was $1,964 for the year ended September 30, 2006; $1,972 for the year ended September 30, 2005 and $164 for the one month period ended September 30, 2004.

Goodwill and trademarks were tested for impairment on August 31, 2006 with no impairment recognized because the fair values exceeded the carrying values. Goodwill decreased during year ended September 30, 2006 by $790 and increased during the year September 30, 2005 by $2,702 due to the finalization of pre-emergence tax returns, which affected net operating loss carryforwards.

The following represents a summary of intangible assets and goodwill at September 30, 2005 and 2006:

September 30, 2005	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$40,353	$—	$2,702	$43,055
Patents	8,667	(2,048)	—	6,619
Trademarks	3,800	—	—	3,800
Non-compete	590	(77)	—	513
Other	465	(11)	—	454
	$53,875	$(2,136)	$2,702	$54,441

September 30, 2006	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$43,055	$—	$(790)	$42,265
Patents	8,667	(3,800)	—	4,867
Trademarks	3,800	—	—	3,800
Non-compete	590	(161)	—	429
Other	465	(139)	—	326
	$56,577	$(4,100)	$(790)	$51,687

Estimate of Aggregate Amortization Expense:
Year Ending September 30,
2007	$1,129
2008	983
2009	708
2010	376
2011	363

G.              Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives. Buildings and machinery and equipment for the Company are generally depreciated over estimated useful lives ranging from five to fourteen years.

Expenditures for maintenance and repairs and minor renewals are charged to expense; major renewals are capitalized. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset.

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

I.                   Pension and Postretirement Benefits

The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. As a result of fresh start reporting, the intangible pension asset of $9,646 was written off and the accrued pension and postretirement liabilities were written down by $8,540 in the eleven month period ended August 31, 2004. Salaried employees hired after December 31, 2005 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

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

K.              Research and Technical Costs

Research and technical costs are expensed as incurred. Research and technical costs for the years ended September 30, 2006 and 2005, one month ended September 30, 2004, and the eleven month period ended August 31, 2004, were $2,659, $2,621, $226, and $2,286, respectively.

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

The Company regularly reviews its deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the Company to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

M.            Stock Based Compensation

In connection with the plan of reorganization, Haynes-successor has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock.

On October 1, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Therefore prior periods have not been restated. Compensation expense in prior periods related to stock options continues to be disclosed on a pro forma basis only. The amount of compensation cost is measured based upon the grant-date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, and expected lives of the options. See Note 14.

N.              Financial Instruments and Concentrations of Risk

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2006 and 2005, the Company had no foreign currency exchange options outstanding.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2006, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. In addition, the carrying amount of the Company’s debt approximates fair value.

During 2006 and 2005, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management’s expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

The Company has approximately 47% of its labor force subject to a collective bargaining agreement that will expire in June 2007. The Company will renegotiate the collective bargaining agreement in fiscal 2007 prior to the expiration of the agreement currently in place. The Company considers its employee relations to be satisfactory. There can be no assurance, however, that the renegotiation of the collective bargaining agreement will not lead to a labor stoppage and negative effect on earnings.

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

P.                Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS 128 requires two presentations of earnings per share—”basic” and “diluted.” Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued less any treasury stock purchased. The treasury stock method is used, which assumes that the Company will use the proceeds from the exercise of the options to purchase shares of stock for treasury.

Diluted net loss per share for the one month ended September 30, 2004 and the year ended September 30, 2005 exclude all stock options, because their effect would be anti-dilutive due to the net loss. For the year ended September 30, 2006, weighted average common shares for diluted per share computations were increased by 270,642 shares for the dilutive effect of stock options. Diluted net income per share for the year ended September 30, 2006, excludes 80,000 stock options because their effect would be anti-dilutive. Contingently issuable shares related to stock rights are excluded from the diluted net income per share computation, because the condition under which the stock rights can be exercised has not occurred as of September 30, 2006.

Q.              New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company will begin recognition of the funded status of its defined benefit pension and postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position.  If implemented on September 30, 2006, the estimated impact on the Company’s financial position would be a reduction in pension and postretirement benefits liability of $5.2 million, an increase in stockholders’ equity accumulated other comprehensive income of $3.2 million, and a reduction of deferred tax asset of $2.0 million. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

In June 2006, the EITF reached consensus on EITF 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156), that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at faire value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15,

2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations or financial position.

R.               Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including minimum pension and foreign currency translation adjustments, net of tax when applicable.

The following is a breakdown of accumulated other comprehensive income:

	September 30, 2005	September 30, 2006
Minimum Pension Adjustment	$—	$(217)
Foreign Currency Translation Adjusted	(512)	1,058
	$(512)	$841
Tax included in above amounts	$364	$474

S.                Stock Rights Agreement

On August 13, 2006, the Company entered into a Rights Agreement and declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock, par value $.001 per share. One right will automatically attach to each share of common stock. Each right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, for $135.00 (the” Purchase Price) once the rights become exercisable. The rights will not be exercisable until a person has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the outstanding common stock. Any rights held by an Acquiring Person will be void and may not be exercised. If a person becomes an Acquiring Person, all holders of rights, except the Acquiring Person may, upon exercise of a right, purchase for the Purchase Price shares of common stock with a market value of two times the Purchase Price, based on the market price of the common stock prior to such acquisition. In the event the Company does not have a sufficient number of Common Shares available, the Company may under certain circumstances substitute Preferred Shares for the Common Shares into which the Rights would have otherwise been exercisable. If the Company is acquired in a merger or similar transaction after an Acquiring Person becomes such, all holders of rights except the Acquiring Person may, upon exercise of a right, purchase for the Purchase Price shares of the acquiring company with a market value of two times the Purchase Price, based on the market price of the acquiring company’s stock prior to such merger.

Each Preferred Share, if issued: will not be redeemable; will entitle holders to quarterly dividend payments of $10.00, or an amount equal to 1,000 times the dividend paid on one share of common stock, whichever is greater; will entitle holders upon liquidation either to receive $1,000 or an amount equal to 1,000 times the payment made on one share of common stock, whichever is greater; will have 1,000 votes and vote together with the common stock, except as required by law; and if shares of common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to 1,000 times the payment made on one share of common stock. Because of the nature of the dividend, liquidation and voting rights of the Preferred Shares, the value of one one-thousandth interest in a Preferred Share should approximate the value of one share of common stock.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board prior to any person or group becoming an Acquiring Person since the Board may redeem the Rights at $0.01 per Right at any time until the date on which a person or group has become an Acquiring Person.

Note 3   Inventories

As a part of fresh start reporting described in Note 1, inventory was written-up by $30,497 to fair value as of August 31, 2004 and was expensed as the inventory was sold. Expense of $25,414 and $5,083 was recognized for the year ended September 30, 2005 and the one month ended September 30, 2004, respectively, for this fair value adjustment.

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The following is a summary of the major classes of inventories:

	September 30, 2005	September 30, 2006
Raw materials	$6,740	$7,214
Work-in-process	83,232	96,674
Finished goods	56,517	74,575
Other, net	1,371	1,249
	$147,860	$179,712

Note 4           Property, Plant and Equipment

As part of fresh start reporting described in Note 1, property, plant and equipment was written-up by $40,810 to fair  value as of August 31, 2004 and resulted in additional depreciation expense of $3,052 and $2,902 for the years ended September 30, 2006 and 2005, respectively and $239 for the one month period ended September 30, 2004.

The following is a summary of the major classes of property, plant and equipment:

	September 30, 2005	September 30, 2006
Land and land improvements	$2,551	$2,842
Buildings	7,076	7,645
Machinery and equipment	73,504	82,290
Construction in process	5,624	7,596
	88,755	100,373
Less accumulated depreciation	(3,630)	(11,452)
	$85,125	$88,921

The Company has no assets under capital leases.

Note 5           Accounts Payable and Accrued Expenses

The following is a summary of the major classes of accounts payable and accrued expenses:

	September 30, 2005	September 30, 2006
Accounts payable, trade	$31,673	$33,528
Employee compensation	4,885	6,669
Taxes, other than income taxes	1,087	1,015
Other	7,850	4,275
	$45,495	$45,487

Note 6           Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Income (loss) before provision for income taxes:
U.S.	$172,906	$(6,461)	$(9,950)	$55,282
Foreign	(2,082)	1,055	3,705	2,571
Total	$170,784	$(5,406)	$(6,245)	$57,853
Income tax provision (benefit):
Current:
U.S. Federal	$36	$13	$1,630	$19,466
Foreign	10	(51)	391	632
State	44	15	1,541	5,020
Total	90	(23)	3,562	25,118
Deferred:
U.S. Federal	—	(1,913)	(4,068)	(2,439)
Foreign	—	483	183	282
State	—	(307)	(1,788)	(648)
Total	—	(1,737)	(5,673)	(2,805)
Total provision (benefit) for income taxes	$90	$(1,760)	$(2,111)	$22,313

The provision (benefit) for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Statutory federal tax rate	34%	34%	34%	35%
Tax provision (benefit) at the statutory rate	$58,080	$(1,838)	$(2,123)	$20,248
Foreign tax rate differentials	718	85	(685)	13
Provision (benefit) for state taxes, net of federal taxes	29	(193)	(163)	2,987
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	—	—	121	66
Manufacturer’s deduction	—	—	—	(665)
Forgiveness of debt income, fresh start accounting adjustments	(62,883)	—	—	—
Non-deductible restructuring costs	3,295	165	628	—
Other, net	851	21	111	(336)
Provision at effective tax rate	$90	$(1,760)	$(2,111)	$22,313

Upon emergence from bankruptcy, the tax bases of assets and liabilities were carried over to Haynes—successor. Deferred income tax amounts were recorded in fresh start accounting for temporary differences between the accounting and tax bases of assets and liabilities. Goodwill recorded in fresh start accounting is not tax deductible, and therefore, deferred income taxes were not provided.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2005	September 30, 2006
Current deferred tax assets (liabilities):
Inventories	$3,344	$5,288
Pension and Postretirement benefits	1,932	2,768
Accrued expenses and other	574	626
Environmental accrual	538	39
Accrued compensation and benefits	1,200	1,440
Other foreign related	(290)	598
Total net current deferred tax assets (liabilities)	7,298	10,759
Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(17,400)	(16,901)
Intangible assets	(4,015)	(3,303)
Other foreign related	368	(17)
Undistributed earnings of foreign subsidiary	(49)	(281)
Environmental accrual	—	497
Pension and Postretirement benefits	45,065	44,964
Alternative minimum tax credit carryforwards	1,601	—
Accrued compensation and benefits	1,444	2,192
Debt issuance costs	651	217
Total net noncurrent deferred tax assets	27,665	27,368
Net deferred tax assets (liabilities)	$34,963	$38,127

At September 30, 2006, the Company evaluated whether the utilization of net deferred tax assets was more likely than not. Based upon the new capital structure and fiscal 2006 results of operations, management believes realization of net deferred tax assets is more likely than not.

During the years ended September 30, 2006 and 2005 deferred tax assets increased by $790 and decreased by $2,702, respectively, due to the finalization of pre-emergence tax returns, which affected net operating loss carryforwards.

The Company has excluded undistributed earnings of $22,457 of three foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide for taxes on such amounts.

Note 7           Restructuring and Other Charges

During the eleven months ended August 31, 2004, Haynes—predecessor recorded restructuring and other charges of $4,027, related to its filing for reorganization relief under Chapter 11 of U.S. Bankruptcy Code. These costs consisted of pre-petition professional fees and credit facilities fees. During the one month ended September 30, 2004 and the year ended September 30, 2005, Haynes—successor recorded restructuring and other charges of $429 and $628, respectively. These costs consisted of professional fees related to its filing for reorganization relief under Chapter 11 of U.S. Bankruptcy Code. No corresponding restructuring and other charges occurred in fiscal 2006.

Note 8           Reorganization Items

Reorganization items represent income from fresh-start adjustments and costs incurred by the Company as a result of the filing of a petition for reorganization relief under Chapter 11 of U.S. Bankruptcy Code and are summarized as follows:

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

Borrowings under the Postpetition Credit Agreement are either prime rate loans or Eurodollar loans and bear interest at either the prime rate plus up to 1.5% or the adjusted Eurodollar rate used by Congress plus up to 3.0%, at the Company’s option. In addition, the Company pays monthly in arrears a commitment fee of 3/8% per annum on the unused amount of the Postpetition Facility commitment. For letters of credit, the Company pays 2 1/2% per annum on the daily outstanding balance of all issued letters of credit ($972 and $321 at September 30, 2005 and 2006, respectively) plus customary fees for issuance, amendments, and processing.

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

The Postpetition Credit Agreement structure was revised, per Amendment No. 4 dated August 31, 2005, by and among the Company and Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly known as Congress. The maximum credit amount under this agreement is $130 million with the maturity date of April 12, 2009.

Debt and long-term obligations consist of the following (in thousands):

	September 30, 2005	September 30, 2006
Postpetition Revolving Credit Agreement U.S. Facility, 6.19% 2005; 7.32% 2006, expires April 2009	$104,468	$112,763
U.K. Facility, 6.97% 2005; 8.34% 2006, expires April 2007	—	4,073
	$104,468	$116,836
Three year mortgage note, 3.1%, due in December 2008 (Swiss Subsidiary)	$1,391	$1,360
Other long-term obligations	524	1,847
	1,915	3,207
Less amounts due within one year	1,501	110
	$414	$3,097

The credit facility requires that the Company comply with certain financial covenants and restricts the payment of dividends. As of September 30, 2006, the most recent required measuring date, the Company was in compliance with these covenants. The carrying amount of debt approximates fair value, because substantially all debt bears interest at variable interest rates.

At September 30, 2006, the Company had access to approximately $29.5 million ($21.3 million U.S. and $8.2 million U.K.) under its credit agreements (subject to borrowing base and certain reserves). The Company’s French subsidiary (Haynes International, SARL) has an overdraft banking facility of 2,770 Euro ($3,513) all of which was available on September 30, 2006. The Company’s Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 1,000 Swiss Francs ($800) all of which was available on September 30, 2006.

Maturities of long-term debt are as follows at September 30, 2006:

Year Ending
2007	$110
2008	1,434
2009	92
2010	93
2011	93
2012 and thereafter	1,385
$3,207

Note 10    Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for salaried employees hired after December 31, 2005 that are not eligible for the pension plan. The Company contributes an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for this group. Expenses associated with this plan for the eleven months ended August 31, 2004 and the years ended September 30, 2005 and 2006 totaled $474, $545 and $586, respectively. The Company did not contribute to this plan for the one month ended September 30, 2004.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans the eleven months ended August 31, 2004, the one month ended September 30, 2004 and for the years ended September 30, 2005 and 2006.

Defined Benefit Plans

The Company has non-contributory defined benefit pension plans which cover most employees in the United States and certain foreign subsidiaries. Salaried employees hired after December 31, 2005 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

Benefits provided under the Company’s domestic defined benefit pension plan are based on years of service and the employee’s final compensation. The Company’s funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

The Company has non-qualified pensions for current and former executives of the Company. Non-qualified pension plan expense for the eleven months ended August 31, 2004 and the one-month ended September 30, 2004, and for the years ended September 30, 2005 and 2006 was $1,358, $55, $409 and $297, respectively. Accrued liabilities in the amount of $2,533 and $2,355 for these benefits are included in accrued pension and postretirement benefits at September 30, 2006 and 2005, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company. During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduced the accumulated postretirement benefit liability due to this plan amendment by $46,313 that will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

The Company made no contributions to fund its domestic Company-sponsored pension plan for the year ended September 30, 2005 or the year ended September 30, 2006. The Company’s U.K. subsidiary made contributions of $1,058 and $1,123 for the year ended September 30, 2005 and the year ended September 30, 2006, respectively, to the U.K. pension plan.

The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2006
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$149,601	$162,701	$88,761	$126,713
Service cost	3,283	3,746	1,264	2,152
Interest cost	8,967	9,009	5,261	5,904
Plan amendment	—	—	—	(46,313)
Losses (gains)	10,119	6,002	36,747	(6,486)
Employee contributions	64	68	—	—
Benefits paid	(9,333)	(9,215)	(5,320)	(5,113)
Projected benefit obligation at end of year	$162,701	$172,311	$126,713	$76,857
Change in Plan Assets:
Fair value of plan assets at beginning of year	$121,550	$128,814	$—	$—
Actual return on assets	15,476	9,964	—	—
Employer contributions	1,058	1,123	5,320	5,113
Employee contributions	63	67	—	—
Benefits paid	(9,333)	(9,215)	(5,320)	(5,113)
Fair value of plan assets at end of year	$128,814	$130,753	$—	$—
Funded Status of Plan:
Unfunded status	$(33,887)	$(41,558)	$(126,713)	$(76,857)
Unrecognized actuarial loss (gain)	3,163	9,549	36,816	28,640
Unrecognized prior service cost	—	—	—	(43,419)
Net amount recognized	$(30,724)	$(32,009)	$(89,897)	$(91,636)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2005	2006	2005	2006	2005	2006	2005	2006
Accrued benefit liability	$(30,724)	$(32,319)	$(89,897)	$(91,636)	$(2,355)	$(2,533)	$(122,976)	$(126,488)
Accumulated other comprehensive income	—	310	—	—	—	—	—	310
Net amount recognized	$(30,724)	$(32,009)	$(89,897)	$(91,636)	$(2,355)	$(2,533)	$(122,976)	$(126,178)

The Company follows SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” which requires the cost of postretirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Service cost	$2,933	$265	$3,283	$3,746
Interest cost	7,991	753	8,967	9,009
Expected return on assets	(9,095)	(830)	(9,730)	(10,349)
Amortization of unrecognized net gain	633	—	—	—
Amortization of unrecognized prior service cost	763	—	—	—
Amortization of unrecognized transition obligation	97	—	—	—
Net periodic cost	$3,322	$188	$2,520	$2,406

	Postretirement Health Care Benefits
	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Service cost	$1,524	$97	$1,264	$2,152
Interest cost	5,774	451	5,261	5,904
Amortization of unrecognized net gain	313	—	—	—
Amortization of unrecognized prior service cost	(3,096)	—	—	(2,895)
Recognized actuarial loss	—	—	—	1,690
Net periodic cost	$4,515	$548	$6,525	$6,851

Assumptions

A 6.8% (7.2%-2005) annual rate of increase for ages under 65 and an 7.5% (8.1%-2005) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2006, gradually decreasing for both age groups to 5.0% (5.0%-2005) by the year 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have no effect in 2006, due to the negative plan amendment that caps the Company costs at $5,000 per year.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the domestic plans at September 30, 2004, 2005, and 2006 were determined based on the following assumptions:

	September 30, 2005	September 30, 2006
Discount rate	5.750%	6.000%
Rate of compensation increase (pension plan only)	4.000%	4.000%

The net periodic pension and postretirement health care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Discount rate	6.250%	6.125%	6.125%	5.750	%(1)
Expected return on plan assets	9.000%	9.000%	8.500%	8.500%
Rate of compensation increase (pension plan only)	4.000%	4.000%	4.000%	4.000%

(1)                Effective April 1, 2006, the discount rate for the postretirement health care plan was changed to 6.250% due to the actuarial revaluation for the negative plan amendment.

The accumulated benefit obligation for the pension plans was $153,180 and $146,705 at September 30, 2006 and 2005, respectively. There was an increase in the additional minimum liability included in other comprehensive income of $310 for the year ended September 30, 2006.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $172,310, $153,180 and $130,753 respectively, as of September 30, 2006, and $162,701, $146,705 and $128,814, respectively, as of September 30, 2005.

Plan Assets and Investment Strategy

The Company’s pension plans weighted-average asset allocations by asset category are as follows:

	September 30,
	2005	2006
Equity Securities	63%	65%
Debt Securities	31%	32%
Real Estate	6%	1%
Other	0%	2%
Total	100%	100%

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

Asset classes as a percent of total assets:

Asset Class	Target(1)
Equity	60%
Fixed Income	35%
Real Estate and Other	5%

(1)          From time to time the Company may adjust the target allocation by an amount not to exceed 10%.

Contributions and Benefit Payments

The Company expects to contribute approximately $2,011 to its domestic pension plans, $5,000 to its domestic other postretirement benefit plans, and $1,123 to the U.K. pension plan in 2007.

Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2007	$9,454	$5,000
2008	9,572	5,000
2009	9,687	5,000
2010	9,823	5,000
2011	10,110	5,000
2012-2016 (in total)	56,502	25,000

Note 11   Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,117, $201, $2,957 and $3,042 for the eleven months ended August 31, 2004, the one month ended September 30, 2004 and for the years ended September 30, 2005 and 2006, respectively. Rent expense does not include income from sub-lease rentals totaling $151, $14, $179 and $180 for the eleven months ended August 31, 2004, the one month ended September 30, 2004 and for the years ended September 30, 2005 and 2006, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2006, are as follows:

Operating
2007	$3,201
2008	2,487
2009	2,403
2010	762
2011	348
2012 and thereafter	0
$9,201

Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $875 due in the future.

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

The Company previously reported that it was a defendant in 52 lawsuits filed in the state of California alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The suits were instituted against the Company starting in fiscal year 2005. On July 3, 2006, the state court in California issued orders dismissing the Company as a plaintiff in 42 of the lawsuits pending in the state of California. The other ten cases originally filed in California were removed to federal court in the U.S. District Court in Cleveland, in what is called a multidistrict litigation, or MDL. On July 30, 2006, the MDL court dismissed the Company as a defendant in these actions.

The Company is presently involved in two actions involving welding rod-related injuries. One new lawsuit was filed in California state court in May 2006, again alleging that the Company’s welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. A second case with similar allegations is also pending in the state of Texas. The estimated claims for damages in these cases, alone or in the aggregate, do not exceed 1% of the Company’s current assets as of September 30, 2006. Additionally, the Company believes that it has insurance coverage for these cases.

The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related plan of reorganization, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the plan of reorganization. The Effective Date occurred on August 31, 2004. The Company intends to pursue the dismissal of all pending and any future lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related plan of reorganization. It is possible, however, that the Company will be named in additional suits in welding-rod litigation cases, in which case, the aggregate claims for damages cannot be estimated and, if the Company is found liable, may have a material adverse effect on the Company’s financial statements unless such claims are also subject to insurance coverage and/or subject to dismissal, as discussed above.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the US Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. A closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure monitoring is ongoing there. The Company also has an application pending for approval of closure and post-closure care for another area at its Kokomo facility. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, and the EPA to close and provide post-closure monitoring and care for the lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each of these sites. The Company is aware of elevated levels of certain contaminants in the groundwater associated with the closed areas in Kokomo and Mountain Home. If it is determined that the disposal areas or other solid waste management units at the Mountain Home facility or in other areas of the Kokomo facility have impacted the groundwater, additional corrective action by the Company could be required. The Company is unable to estimate the costs of such action, if any. There can be no assurance, however, that the costs of future corrective action would not have a material effect on the Company’s financial condition results of operations or liquidity. Additional, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities.

As of September 30, 2006 and 2005, the Company has accrued $1,483 and $1,363, respectively for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,871 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $98 per year over the remaining obligation period.

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

From October 1, 2003 through September 30, 2004, the Company had an agreement with the previous Chairman of the Board to perform services related to implementing various strategic initiatives, including but not limited to financial restructuring. The Company believed that the Chairman’s knowledge, skill and experience were essential to achieving the strategic initiatives. Costs relating to this agreement of $430 are included in reorganization items for the eleven months ended August 31, 2004.

Note 14   Stock-based Compensation

As discussed in Note 1, the plan of reorganization resulted in the cancellation of all outstanding shares of common stock of Haynes International, Inc., as well as all options to purchase or otherwise receive shares of Haynes-predecessor common stock.

In connection with the plan of reorganization, the Haynes—successor has adopted a stock option plan for certain key management employees and non-employee directors pursuant to the terms set forth in the First Amended Joint Plan of Reorganization. The stock option plan authorizes the granting of non-qualified stock options to certain key employees and non-employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock. On August 31, 2004, recipients of the initial grant received 10-year stock options, which will vest at 33 1/3% per year over three years. The exercise price for the initial grant of options was $12.80 per share. The fair value of the Company’s common stock on the stock option grant date was $15.37 per share without regard to any adjustment for lack of marketability or minority discount, but based upon a contemporaneous valuation of the enterprise as a whole using the same discounted cash flow method used in determining the reorganization value of the Company as described in Note 1. All grants subsequent to August 31, 2004 had an exercise price equal to or higher than the fair market value of the Company’s common stock on the grant date.

On November 7, 2005, the Board of Directors of the Company approved an amendment of the Haynes International, Inc. Stock Option Plan (“the Plan”), whereby, in the event of a Change in Control (as defined in the Plan) of the Company, all outstanding options to purchase shares of the Company’s common stock would become and remain exercisable as to all shares covered by such options without regard to any vesting schedule without any action by the Board of Directors or the Compensation Committee. The Plan had previously authorized the Board of Directors to accelerate the vesting of options upon a Change in Control in its discretion. This modification did not result in any incremental compensation. All of the directors and certain executive officers of the Company hold options under the Plan.

Pertinent information covering stock option plans for Haynes-predecessor and Haynes-successor are as follows:

	Number of Shares	Exercise Price Per Share	Fiscal Year of Expiration	Aggregate Intrinsic Value	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Predecessor
Outstanding at October 1, 2003	769,632	$2.00-10.15	2003-2010		$3.14
Granted	—
Exercised	—
Canceled	(769,632)
Outstanding at August 31, 2004	—
Successor
Granted	940,000	12.80
Exercised	—
Canceled	—
Outstanding at September 30, 2004	940,000	12.80	2014		12.80
Granted	60,000	19.00	2015		19.00
Exercised
Canceled	(100,000)	12.80			12.80
Outstanding at September 30, 2005	900,000	12.80-19.00	2014-2015		13.21
Granted	80,000	25.50-31.00	2014-2015		28.88
Exercised	—
Canceled	—
Outstanding at September 30, 2006	980,000	$12.80-31.00		$24,018	$14.49	8.07 yrs.
Exercisable at September 30, 2006	580,000	$12.80-19.00		$15,072	$13.01	7.94 yrs.

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	840,000	$12.80	7.92	560,000	$12.80
May 5, 2005	60,000	19.00	8.58	20,000	19.00
October 1, 2005	15,000	25.50	9.00	—	—
February 21, 2006	50,000	29.25	9.42	—	—
March 31, 2006	15,000	31.00	9.50	—	—
	980,000			580,000

Adoption of SFAS 123(R)

Effective October 1, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal 2004 and 2005 related to stock options continues to be disclosed on a pro forma basis only. Using the fair value based method the weighted average fair value of shares granted in fiscal 2004, 2005, and 2006 was $ 8.10 per share, $9.08 per share and $14.11 per share, respectively. The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
August 31, 2004	$8.10	0%	2.74%	70.00%	3 years
May 5, 2005	9.08	0%	2.74%	70.00%	3 years
October 1, 2005	11.81	0%	2.74%	70.00%	3 years
February 21, 2006	14.43	0%	4.68%	70.00%	3 years
March 31, 2006	15.33	0%	4.83%	70.00%	3 years

The stock-based employee compensation expense for year ended September 30, 2006 was $2,786 ($1,699 net of tax) leaving a remaining unrecognized compensation expense at September 30, 2006 of $3,348 to be recognized over a weighted average period of 1.14 years.

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

	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005
Net income (loss) as reported	$170,734	$(3,646)	$(4,134)
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effect	—	74	788
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(22)	(128)	(1,475)
Adjusted net income (loss)	$170,712	$(3,700)	$(4,821)
As reported net income (loss) per share:
Basic and Diluted	$1,707,340	$(.36)	$(.41)
Pro forma net income (loss) per share:
Basic and Diluted	$1,707,120	$(.37)	$(.48)

Note 15   Quarterly Data (unaudited)

The unaudited quarterly results of operations of the Company for the years ended September 30, 2006 and the 2005 are as follows:

	2006
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$94,407	$110,981	$114,932	$114,085
Gross profit	17,312	28,593	33,234	29,693
Net income	3,333	9,959	11,975	10,273
Net income per share:
Basic	$0.33	$1.00	$1.20	$1.03
Diluted	$0.33	$0.97	$1.16	$1.00

	2005
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$66,043	$86,196	$79,638	$93,112
Gross profit (loss)	(2,577)	7,683	16,938	14,276
Net income (loss)	(8,584)	(2,931)	5,555	1,826
Net income (loss) per share:
Basic	$(0.86)	$(0.29)	$0.56	$0.18
Diluted	$(0.86)	$(0.29)	$0.55	$0.18

Note 16   Segment Reporting

The Company operates in one business segment: the design, manufacture, marketing and distribution of technologically advanced, high-performance alloys for use in the aerospace, land based gas turbine and chemical processing industries. The Company has operations in the United States and Europe, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

	September 30, 2005	September 30, 2006
Long-lived Assets by Geography:
United States	$135,519	$136,628
Europe	4,047	3,980
Total long-lived assets	$139,566	$140,608

	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004	Year Ended September 30, 2005	Year Ended September 30, 2006
Net Revenue by Geography:
United States	$128,988	$14,304	$196,477	$265,133
Europe	58,552	7,091	88,002	101,448
Other	21,563	2,996	40,510	67,824
Net Revenues	$209,103	$24,391	$324,989	$434,405
Net Revenue by Product Group:
High temperature resistant alloys	$152,645	$17,805	$243,742	$295,395
Corrosive resistant alloys	56,458	6,586	81,247	139,010
Net revenues	$209,103	$24,391	$324,989	$434,405

Note 17   Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2006	$1,514	$373	$(136)	$1,751
September 30, 2005	1,099	733	(318)	1,514
September 30, 2004	1,221	23	(145)	1,099
August 31, 2004	974	568	(321)	1,221

(1)          Uncollectible accounts written off net of recoveries.

Note 18   Subsequent Event

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually at prices established in the agreement. The transaction is documented by an Access and Security Agreement and a Conversion Services Agreement, both dated November 17, 2006. TIMET paid the Company a $50.0 million up-front fee and will also pay the Company for its processing services during the term of the agreement at agreed-upon prices. In addition to the volume commitment, the Company has granted TIMET a security interest on its four-high Steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12.0 million to the Company for certain capital expenditures which would be required to expand capacity. The Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to produce its own titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50.0 million will be recorded as deferred revenue on the consolidated balance sheet. Pending completion of the Company’s evaluation of its capital structure, the Company has used the after-tax proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the balance of its revolving credit facility. Upon certain instances of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of a force majeure which results in a performance default, the Company is required to return the unearned portion (as defined) of the up-front fee.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006 there were no material changes in the Company’s internal controls or in other factors that have or are reasonably likely to materially affect these controls.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on our management’s assessment of our internal control over financial reporting.

Mr. Francis J. Petro,	Mr. Marcel Martin,
President & Chief Executive Officer	Chief Financial Officer
December 7, 2006	December 7, 2006

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Haynes International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Haynes International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 7, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/	DELOITTE & TOUCHE LLP
Indianapolis, Indiana
December 7, 2006

Item 9B.   Other Information

None

Part III

Item 10.   Directors and Executive Officers of the Registration

The following table sets forth certain information concerning the persons who served as the directors and executive officers of the Company as of September 30, 2006. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with the Company
Francis J. Petro	66	President and Chief Executive Officer; Director
John C. Corey	59	Chairman of the Board; Director
Paul J. Bohan	61	Director
Donald C. Campion	58	Director
Robert H. Getz	44	Director
Timothy J. McCarthy	66	Director
William P. Wall	44	Director
Ronald W. Zabel	63	Director
August A. Cijan	51	Vice President, Operations
Michael Douglas	54	Vice President, Arcadia Tubular Products
Anastacia S. Kilian	32	Vice President, General Counsel, Corporate Secretary
James A. Laird	54	Vice President, Research and European Sales & Marketing
Marlin C. Losch	46	Vice President, Sales—North America
Marcel Martin	56	Vice President, Finance; Chief Financial Officer; Treasurer
Daniel W. Maudlin	40	Controller, Chief Accounting Officer
Jean C. Neel	47	Vice President, Corporate Affairs
Scott R. Pinkham	39	Vice President, Manufacturing Planning
Gregory M. Spalding	50	Vice President, Haynes Wire, Chief Operating Officer
Charles J. Sponaugle	58	Vice President, Business Planning
Jeffrey L. Young	49	Vice President, Chief Information Officer

Mr. Petro was elected President and Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined Haynes, Mr. Petro was President and Chief Executive Officer of Inco Alloys International, a company owned by The International Nickel Company of Canada. Mr. Petro is also a director of Algoma Steel, Inc.

Mr. Corey has been a director and the Chairman of the Board since the Company’s emergence from bankruptcy on August 31, 2004. Mr. Corey also serves as a member of the Corporate Governance Committee of the Board. In January 2006, he became the President, Chief Executive Officer and a director of Stoneridge, Inc., a manufacturer of electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty thick, agricultural and off-highway vehicle markets. From October 2000 through December 2005, Mr. Corey served as the President, Chief Executive Officer and a director of Safety Component International, Inc., a manufacturer of automotive airbags. Before becoming President and Chief Executive Officer of Safety Components International in October 2000, he served as President and Chief Operating Officer.

Mr. Bohan has been a director since the Company’s emergence from bankruptcy on August 31, 2004. Mr. Bohan also serves as the Chairman of the Corporate Governance Committee of the Board. He retired as a Managing Director of Citigroup in February 2001. Mr. Bohan currently serves on the Board of Directors of Arena Brands, Inc.; Revlon, Inc.; and the New York Police and Fire Widows’ and Children’s Benefit Fund.

Mr. Campion has been a director since the Company’s emergence from bankruptcy on August 31, 2004. Mr. Campion also serves as the Chairman of the Audit Committee and as a member of the

Compensation Committee of the Board. From January 2003 until July 2004, Mr. Campion served as Chief Financial Officer of Verifone, Inc. Mr. Campion previously served as Chief Financial Officer of several companies, including Special Devices, Inc., Cambridge, Inc., Oxford Automotive, Inc., and Delco Electronics Corporation. He has had experience with implementation of internal controls and Sarbanes-Oxley 404 compliance. Mr. Campion also currently serves on the Board of Directors of Catuity, Inc and McLeod USA, Incorporated.

Mr. Getz has been a director since March 31, 2006. In June 2006, Mr. Getz was elected to serve on the Audit Committee of the Board. Since 1996, Mr. Getz has been a Managing Director and Partner of Cornerstone Equity Investors, L.L.C., a private equity investment firm. Mr. Getz currently serves on the Board of Directors of Novatel Wireless, Inc. and SITEL Corporation and formerly served on the Board of Centurion International.

Mr. McCarthy has been a director since the Company’s emergence from bankruptcy on August 31, 2004. Mr. McCarthy also serves as the Chairman of the Compensation Committee and as a member of the Audit Committee of the Board. Since 1985 he has served as the President and Chief Executive Officer of C.E. Minerals, an industrial mineral business.

Mr. Wall has been a director since the Company’s emergence from bankruptcy on August 31, 2004. Mr. Wall also serves on the Audit and Corporate Governance Committees of the Board. Mr. Wall joined Abrams Capital, LLC, a value-oriented investment firm headquartered in Boston, in February 2006, where he serves as general counsel and a director of Abrams Capital International, Ltd. From July 2003 through April 2005, Mr. Wall was a partner in Andover Capital, a hedge fund focused on leveraged companies. Prior to that, he spent seven years at Fidelity Investments in several roles, most recently serving as a Managing Director of Fidelity Capital Investors, a private equity group funded by Fidelity.

Mr. Zabel has been a director since the Company’s emergence from bankruptcy on August 31, 2004. Mr. Zabel also serves as a member of the Compensation Committee of the Board. Since November 2005, he has served as the Chief Executive Officer of the Springs Window Fashions division of Springs Industries, and prior to that time served as the President of the organization starting in 1999.

Mr. Cijan has served as Vice President, Operations of the Company since April 1996.

Mr. Douglas has served as Vice President, Tubular Products, and is accountable for the operations of the Arcadia Tubular Products Facility since joining the Company May 5, 2005. Mr. Douglas has over twenty years of prior executive management experience in the metals industry.

Ms. Kilian has served as Vice President, General Counsel and Corporate Secretary since July 2006. Prior to joining the Company, beginning in 2000, Ms. Kilian was an associate with the law firm Ice Miller LLP in Indianapolis, Indiana.

Mr. Laird has served as Vice President, Research and European Sales of the Company since July 2000, after having served in various sales and marketing positions with the Company since 1983.

Mr. Losch has served as Vice President, North American Sales since February 2006. Mr. Losch was Midwest Regional Manager prior to this and has served in various marketing positions since joining the Company in February 1988.

Mr. Martin was elected Vice President, Finance, Chief Financial Officer and Treasurer on July 1, 2004, after having served as Controller and Chief Accounting Officer of the Company since October 2000. From 1996 to 2000 Mr. Martin was Vice President of Finance and Chief Financial Officer of Duferco Farrell Corporation.

Mr. Maudlin has served as Controller and Chief Accounting Officer effective as of September 20, 2004. Prior to his employment with the Company, Mr. Maudlin was corporate controller at Jordan

Specialty Plastics, Inc. from April, 2001. Prior to that he served as Group Controller for Heritage Environmental Services, Inc. from May 1991 through April 2001. Mr. Maudlin is a licensed CPA in the state of Indiana.

Ms. Neel has served as Vice President, Corporate Affairs of the Company since April 2000, after having served as Director, Corporate Affairs since joining the Company in July 1999.

Mr. Pinkham has served as Vice President, Manufacturing Planning since March 2004, after having served in various manufacturing and production capacities since joining the Company in March 1999.

Mr. Spalding has served as Vice President, Haynes Wire and Chief Operating Officer since February 2006. Prior to this he served as Vice President, North American Sales since he joined the Company in July 1999.

Mr. Sponaugle has served as Vice President, Business Planning of the Company since 2000, after having served as Vice President, Sales since June 1998.

Mr. Young has served as Vice President and Chief Information Officer since November 2005, after having served in various Information Technology positions since joining the Company in November 1984.

The Company’s by-laws authorize the board of directors to designate the number of directors to be not less than three nor more than nine. Upon the Company’s emergence from bankruptcy on August 31, 2004, the number of directors was set at seven. In March 2006, the Board of Directors adopted a resolution increasing the number of directors to eight. Directors of the Company serve until their successors are duly elected and qualified or until their earlier resignation or removal. Officers of the Company serve at the discretion of the board of directors, subject, in the case of Mr. Petro, to the terms of his employment contract.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee (as defined by Section 3(a)(58)(A) of the Exchange Act) is responsible for retaining, reviewing and dismissing the independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter, and undertaking such other incidental functions as the Board may authorize. The Audit Committee is also responsible for reviewing and approving conflict of interest transactions for the Company. The Board of Directors has determined that Mr. Campion is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K) and is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A). The Compensation Committee is responsible for administering the stock option plans, determining executive compensation policies and administering compensation plans and salary programs, including performing an annual review of the total compensation and recommended adjustments for all executive officers. The Corporate Governance Committee is responsible for assisting the board by overseeing the performance and composition of the board to ensure effective governance. Except for Mr. Petro, all of the members of the Board of Directors, including all of the members of the Audit Committee, the Compensation Committee and the Corporate Governance Committee, meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. From time to time, the Board appoints special committees as needed for special projects.

The Company has adopted a code of ethics (as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934) that applies to its Chief Executive Officer, Chief Financial Officer and Controller, as well as to the directors and other officers and employees of the Company, which is called the Code of Business Conduct and Ethics. This Code is posted on the Company’s website at www.haynesintl.com.

Item 11.                 Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth certain information concerning total compensation paid by the Company during its last three completed fiscal years to (i) its Chief Executive Officer  and (ii) each of the Company’s four other most highly compensated executive officers, who served as executive officers as of September 30, 2006 (collectively referred to as the “Named Executive Officers”).

		Annual Compensation(1)		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Securities Underlying Options		All Other Compensation(2)
Francis J. Petro	2006	$480,000	$288,000	—		$269,749	(4)
President & Chief Executive Officer	2005	$480,000	$460,000	—		$343,526	(4)
	2004	$473,077	$0	200,000	(3)	$317,084	(4)
Marcel Martin	2006	$196,923	$85,500	—		$6,543
Vice President, Finance & Chief	2005	$190,000	$140,000	—		$8,021
Financial Officer, Treasurer	2004	$163,992	$0	100,000	(3)	$3,678
August A. Cijan	2006	$192,308	$85,500	—		$6,471
Vice President, Operations	2005	$190,000	$106,000	—		$8,167
	2004	$178,051	$0	100,000	(3)	$4,171
James A. Laird	2006	$192,308	$85,500	—		$5,798
Vice President, Marketing,	2005	$190,000	$106,000	—		$6,903
Research & European Sales	2004	$157,115	$0	100,000	(3)	$5,388
Gregory M. Spalding	2006	$162,308	$40,000	—		$5,561
Vice President, Haynes Wire & Chief	2005	$160,000	$65,000	—		$5,555
Operating Officer	2004	$149,335	$0	50,000	(3)	$2,925

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

(3)                The options set forth in the table were granted on August 31, 2004 pursuant to the plan of reorganization.

(4)                Includes $289,000, $314,000 and $246,000 for fiscal year 2004, 2005 and 2006, respectively which accrued pursuant to the Company’s Supplemental Executive Retirement Plan and which is payable upon Mr. Petro’s retirement. See “Pension Plans—Supplemental Executive Retirement Plan”, in this Item 11 for additional information.

The Chief Executive Officer and each of the Named Executive Officers received a cash bonus payment in the first quarter of fiscal 2007 in connection with the Company’s fiscal 2006 management incentive plan. The following table shows the amounts of those payments, which were recommended by the Compensation Committee and approved by the Board based upon certain financial indicators of the Company’s performance, including EBITDA and revolver availability, as of and for the year ended September 30, 2006:

Francis J. Petro	$432,000
Marcel Marin	$148,500
August A. Cijan	$135,000
James A. Laird	$135,000
Gregory M. Spalding	$63,750

Option Grants in Last Fiscal Year and Fiscal Year-End Option Values

None of the Named Executive Officers were granted or exercised stock options in fiscal 2006. The following table provides the total number of securities underlying unexercised stock options held by the Named Executive Officers as of September 30, 2006:

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Francis J. Petro	133,333	66,667	$3,493,325	$1,746,675
Marcel Martin	66,667	33,333	1,746,675	873,325
August A. Cijan	66,667	33,333	1,746,675	873,325
James A. Laird	66,667	33,333	1,746,675	873,325
Gregory M. Spalding	33,333	16,667	873,325	436,675

Pension Plans

U.S. Pension Plan

The Company maintains a defined benefit pension plan for the benefit of eligible domestic employees designated as the Haynes International, Inc. Pension Plan. The pension plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the pension plan pursuant to funding requirements. The Company’s plan of reorganization and emergence from bankruptcy did not change the terms of the pension plan. The following table sets forth the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service for employees under the plan, based on retirement at age 65 on or after October 1, 2006. The maximum annual salary permitted for 2006 under Section 401(a)(17) of the Code is $220,000. The maximum annual benefit permitted for 2006 under Section 415(b) of the Code is $175,000.

	Years of Service
Average Annual Remuneration	15	20	25	30	35
$100,000	$24,656	$32,875	$41,094	$49,312	$57,531
$150,000	38,906	51,875	64,844	77,812	90,781
$200,000	53,156	70,875	88,594	106,312	124,031
$250,000	58,856	78,475	98,094	117,712	137,331
$300,000	58,856	78,475	98,094	117,712	137,331
$350,000	58,856	78,475	98,094	117,712	137,331
$400,000	58,856	78,475	98,094	117,712	137,331
$450,000	58,856	78,475	98,094	117,712	137,331

The estimated credited years of service of each of the Named Executive Officers as of September 30, 2006 are as follows:

Credited Service
Francis J. Petro	7
Marcel Martin	20
August A. Cijan	13
James A. Laird	23
Gregory M. Spalding	7

Under the pension plan, all Company employees (except those employed pursuant to a written agreement which provides that the employee shall not be eligible to participate, temporary or seasonal employees, salaried employees hired after December 31, 2005 or any employee employed in a job category that includes no pension benefits) are eligible to participate in the plan. Salaried employees hired after December 31, 2005 are not covered by the pension plan, however are eligible for an enhanced matching program of the defined contribution plan (401(k)). Participants are eligible to receive an unreduced pension annuity upon the first to occur of (i) reaching age 65, (ii) reaching age 62 and completing ten years of benefit service, or (iii) completing 30 years of benefit service. The final option is available only for union employees hired before June 11, 1999 or for salaried employees who were plan participants in the pension plan on March 31, 1987.

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

U.K Pension Plan

The Company maintains a pension plan for its employees of Haynes International, Ltd., the U.K. subsidiary of the Company. The U.K. pension plan is a contributory plan under which eligible employees contribute 3.5% or 6% of their annual earnings. Normal retirement age under the U.K. pension plan is age 65. The annual pension benefit provided at normal retirement age under the U.K. pension plan ranges from 1% to 1 2/3% of the employee’s final average annual earnings for each year of credited service, depending on the level of employee contributions made each year during the employee’s period of service with the Company. The maximum annual pension benefit for employees with at least 10 years of service is two-thirds of the individual’s final average annual earnings. Similar to the U.S. pension plan, the U.K. pension plan also includes provisions for delayed retirement benefits, early retirement benefits, disability and death benefits, optional methods of benefit payments, payments to employees who leave after a certain number of years of service, and payments to an employee’s surviving spouse. The U.K. pension plan also provides for payments to an employee’s surviving children. The Company’s plan of reorganization and emergence from bankruptcy did not change the terms of the U.K. pension plan.

Profit Sharing and Savings Plan

The Company maintains the Haynes International, Inc. Combined Profit Sharing and Savings Plan to provide retirement, tax-deferred savings for eligible domestic employees and their beneficiaries. The profit sharing and savings plan consists of profit sharing accounts attributable to Company matching and profit sharing contributions based on Company profits and savings accounts attributable to employee pre-tax deferrals and after-tax contributions. The profit sharing and savings plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts contributed by it to the profit sharing and savings plan. The Company regularly makes matching contributions based on participant elective pre-tax contributions; however, no Company profit sharing contributions were made to the profit sharing and savings plan for the fiscal years 2004, 2005, or 2006. The Company’s reorganization did not change the terms of the profit sharing and savings plan.

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

Effective June 14, 1999, the Company agreed to match 50% of a participant’s elective pre-tax and after-tax contributions to the plan up to a maximum contribution of 3% of the participant’s plan compensation. Each participant’s share in the Company’s profit sharing allocation, if any, is represented by the percentage, which his or her plan compensation (up to $210,000 in 2005) bears to the total plan compensation of all participants in the profit sharing and savings plan. Salaried employees hired after December 31, 2005 are not covered by the pension plan, however are eligible for an enhanced matching program in the combined profit sharing and savings plan whereas the Company matches 60% of a participant’s contributions up to a maximum of 6% of the participant’s compensation.

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

Compensation of Directors

As of September 30, 2006, the non-management members of the Board of Directors of the Company received a $40,000 per year stipend related to their Board of Directors duties and responsibilities. Directors also receive $2,000 per in-person or teleconference meeting of the Board or any standing committee thereof. Finally, directors receive $2,000 per in-person meeting and $1,000 per conference call of any special committee. Additionally, there is a $20,000 annual stipend for serving as Chairman of the Board, a $15,000 annual stipend for serving as the chairman of the Audit Committee, and a $10,000 annual stipend for serving as chairman of any other committee of the Board. Directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the Board of Directors. In addition, in connection with the Company’s emergence from bankruptcy each non-employee director was granted a non-qualified stock option to purchase 15,000 shares of the Company’s common stock at a price of $12.80 per share under the Stock Option Plan, except for Mr. Getz who was appointed as a director in March 2006, who was granted 15,000 options with an exercise price of $31.00 per share at the time of his appointment.

Indemnification Agreements

Effective August 13, 2006, the Corporation agreed to indemnify Mr. Petro, Mr. Corey, Mr. McCarthy, Mr. Campion, Mr. Bohan, Mr. Zabel, Mr. Wall and Mr. Getz, each of whom is a member of the Board of Directors, against loss or expense arising from such individuals’ service to the Corporation and its subsidiaries and affiliates, and to advance attorneys fees and other costs of defense to such individuals in respect of claims that may be eligible for indemnification under certain circumstances. The form of the indemnification agreement that evidences the terms of the Corporation’s agreements with each of these individuals with respect to indemnification and advancement is filed as an Exhibit to this Form 10-K.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Termination Benefits Agreements

The Company has entered into Termination Benefits Agreements with certain executive officers (including the Named Executive Officers) of the Company, other than Mr. Petro, the Chief Executive Officer. The Termination Benefits Agreements provide for an initial term expiring September 30, 2007, subject to two-year automatic extensions (unless terminated by the Company or the eligible employee at least 60 days prior to the renewal date).

The Termination Benefits Agreement provides that if an eligible employee’s employment with the Company is terminated by the Company without Cause (as defined in the Termination Benefits Agreement), by the employee for Good Reason (as defined in the Termination Benefits Agreements) or by reason of such eligible employee’s disability or death, the Company will pay the eligible employee (or his estate) his accrued but unpaid Base Salary (as defined in the Termination Benefits Agreement) plus any bonus or incentive compensation earned or payable as of the Date of Termination (as defined in the Termination Benefits Agreement), and a bonus equal to the eligible employee’s total annual target bonus in the fiscal year of the termination pro rated for the number of days the employee worked in the fiscal year. In the event that the eligible employee’s employment is terminated by the Company for Cause, by the employee without Good Reason or due to the employee’s retirement, the Company is obligated only to pay the eligible employee his accrued but unpaid Base Salary and any other accrued but unpaid compensation through the Date of Termination. In addition, if within 12 months following a Change in Control (as defined in the Termination Benefits Agreement) the eligible employee’s employment is terminated by the eligible employee with Good Reason or by the Company without Cause, the Company must (among other things) (i) pay the eligible employee such eligible employee’s accrued but unpaid Base Salary and any bonus or incentive compensation earned or payable as of the Date of Termination; (ii) pay the eligible employee such eligible employee’s Base Salary that would be payable over the 12 months following the Date of Termination; (iii) pay the eligible employee a bonus equal to the eligible employee’s total annual target bonus in the fiscal year of the termination; and (iv) continue to provide life insurance and medical and hospital benefits to the eligible employee for up to 12 months following the Date of Termination. As a condition to receipt of severance payments and benefits, the Termination Benefits Agreement requires that eligible employees execute a release of all claims.

Pursuant to the Termination Benefits Agreement, each eligible employee agrees that during his employment with the Company and for an additional one year following the Date of Termination of the eligible employee’s employment with the Company, the eligible employee will not, directly or indirectly, engage in any business in competition with the business of the Company, solicit any customer or employee of the Company, or disclose any Confidential Information (as defined in the Termination Benefits Agreement).

Employment Agreement with the Company’s President and Chief Executive Officer

The Company has entered into an Employment Agreement with its President and Chief Executive Officer, Francis J. Petro, which was entered into August 31, 2004, in connection with the Company’s emergence from bankruptcy, and will terminate on September 30, 2007, unless renewed by a subsequent agreement of the parties. Pursuant to this Employment Agreement, Mr. Petro’s base salary is $480,000 per year, with bonus targets to be determined by the Board of Directors annually prior to or at the commencement of the applicable fiscal year. This compensation is identical to the compensation being paid to Mr. Petro prior to the emergence from bankruptcy.

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

Supplemental Executive Retirement Plan

Effective as of January 1, 2002, the Company adopted its Supplemental Executive Retirement Plan, which provides benefits to a select group of management and highly compensated employees as selected by the Compensation Committee of the Company upon the termination of employment or death of such employee. The benefits to be received by each participant are defined in plan agreements between the Company and the individual participants. Currently, Francis J. Petro, the Company’s President and Chief Executive Officer, is the only participant in the Supplemental Executive Retirement Plan. Pursuant to Mr. Petro’s Plan Agreement, Mr. Petro’s benefit under the Supplemental Executive Retirement Plan is equal to 3% of the product of his years of service and his average compensation, reduced by the value of benefits to which Mr. Petro may be entitled under the Company’s Pension Plan. The benefit will be paid in an actuarial equivalent lump sum payment upon the termination of employment or death as previously elected by Mr. Petro.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of September 30, 2006 were Timothy J. McCarthy, Ronald W. Zabel and Donald C. Campion. None of the members of the Compensation Committee are now serving or previously have served as employees or officers of the Company or any subsidiary, and none of the Company’s executive officers serve as directors of, or in any compensation related capacity for, companies with which members of the Compensation Committee are affiliated.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Equity Compensation Plans” in Item 5 of this Form 10-K is incorporated herein by reference.

The following table provides, as of December 4, 2006, information regarding the beneficial ownership of the shares of the Company’s common stock by (a) each of the Company’s directors, (b) each of the Named Executive Officers named, (c) all the Company’s directors and executive officers as a group and (d) each person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

Executive Officers, Directors and Principal Stockholders	Amount and Nature of Beneficial Ownership		Percentage of Class
Francis J. Petro(1)	138,040	(2)	1.4%
John C. Corey(1)	10,000	(3)	*
Paul J. Bohan(1)	10,000	(3)	*
Donald C. Campion(1)	10,000	(3)	*
Robert H. Getz(1)	—
Timothy J. McCarthy(1)	10,000	(3)	*
William P. Wall(1)	10,000	(3)	*
Ronald W. Zabel(1)	10,000	(3)	*
Marcel Martin(1)	66,667	(4)	*
August A. Cijan(1)	66,667	(4)	*
James A. Laird	66,667	(4)	*
Gregory M. Spalding(1)	33,333	(5)	*
All Directors and Executive Officers as a group (11 persons)	431,374		4.3%
JANA Partners LLC(6) 200 Park Avenue, Suite 3900 New York, NY 10166	1,501,900		15.0%
Jeffries Group, Inc.(7) 520 Madison Avenue, 12th Floor New York, NY 10022	649,991		6.5%
General Motors Trust Bank, N.A. as trustee for GMAM Investment Funds Trust(8) 767 Fifth Ave. New York, NY 10153	566,210		5.6%
General Motors Investment Management Corporation(8) 767 Fifth Avenue New York, NY 10153	566,210		5.6%
Harbinger Capital Partners Master Fund I, Ltd.(9) c/o International Fund Services (Ireland) Limited Third Floor, Bishop’s Square, Redmond’s Hill Dublin 2, Ireland	2,500,000		25.0%
Harbinger Capital Partners Offshore Manager, L.L.C.(10) One Riverchase Parkway South Birmingham, Alabama 35244	2,500,000		25.0%
HMC Investors, L.L.C.(11) One Riverchase Parkway South Birmingham, Alabama 35244	2,500,000		25.0%

Harbert Management Corporation(12) One Riverchase Parkway South Birmingham, Alabama 35244	2,800,000	28.0%
Philip Falcone(13) 555 Madison Avenue, 16th Floor New York, New York 10022	2,800,000	28.0%
Raymond J. Harbert(14) One Riverchase Parkway South Birmingham, Alabama 35244	2,800,000	28.0%
Michael D. Luce(15) One Riverchase Parkway South Birmingham, Alabama 35244	2,800,000	28.0%

                 * Represents beneficial ownership of less than one percent of the outstanding common stock.

       (1) The business address of each person indicated is c/o Haynes International, Inc., 1020 West Park Avenue, Kokomo, Indiana 46904-9013.

       (2) Includes 133,333 shares which may be acquired within sixty days through the exercise of vested stock options.

       (3) Includes 10,000 shares which may be acquired within sixty days through the exercise of vested stock options.

       (4) Includes 66,667 shares which may be acquired within sixty days through the exercise of vested stock options.

       (5) Includes 33,333 shares which may be acquired within sixty days through the exercise of vested stock options.

       (6) Based solely upon Form 13F filed with the Securities and Exchange Commission on November 14, 2006, JANA Partners, LLC, a Delaware limited liability company, is a private money management firm which holds the Company’s common stock in various accounts under its management and control. The principals of JANA Partners LLC are Barry Rosenstein and Gary Claar.

       (7) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on October 26, 2006.

       (8) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on October 26, 2006. General Motors Trust Bank, N.A. as trustee for GMAM Investment Funds Trust (the “Trust”) is a trust formed under and for the benefit of one or more employee benefit plans (“Plans”) of General Motors Corporation (“GM”), its subsidiaries and unrelated employers. General Motors Investment Management Corporation (“GMIMCo”) is registered as an investment adviser under the Investment Advisers Act of 1940. Its principal business is providing investment advice and investment management services with respect to the assets of the Plans and of certain direct and indirect subsidiaries of GM and other entities.

GMIMCo has the responsibility to select and terminate investment managers with respect to the Plans. It also itself manages certain assets of the Plans. One Investment manager acting with respect to the plans is DDJ Capital Management, LLC (“the Manager”) GMIMCo and the Manager have discretionary authority over the assets of the Plans which they manage including voting and investment power with respect to securities of the Issuer included among such assets. The Trust and GMIMCo share voting and dispositive power with respect to the shares of the Company.

             (9) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”) may be deemed to be the beneficial owner of 2,500,000 Shares, constituting 25.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. The Master Fund has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,500,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,500,000 Shares.

    (10)  Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. Harbinger Capital Partners Offshore Manager, L.L.C. (“Harbinger Management”) is the investment manager of the Master Fund. Harbinger Management may be deemed to be the beneficial owner of 2,500,000 Shares, constituting 25.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. Harbinger Management has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,500,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,500,000 Shares. Harbinger Management specifically disclaims beneficial ownership in the Shares reported herein except to the extent of its pecuniary interest therein.

    (11) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. HMC Investors, L.L.C. (“HMC Investors”) is the managing member of the Master Fund. HMC Investors may be deemed to be the beneficial owner of 2,500,000 Shares, constituting 25.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. HMC Investors has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,500,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,500,000 Shares. HMC Investors specifically disclaims beneficial ownership in the Shares reported herein except to the extent of its pecuniary interest therein.

    (12) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. Harbert Management Corporation (“HMC”) is the managing member of HMC Investors. HMC may be deemed to be the beneficial owner of 2,800,000 Shares, constituting 28.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. HMC has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,800,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,800,000 Shares. HMC specifically disclaims beneficial ownership in the Shares reported herein except to the extent of its pecuniary interest therein.

        (13) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. Philip Falcone is a shareholder of HMC and the portfolio manager of the Master Fund and the Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund”). Mr. Falcone may be deemed to be the beneficial owner of 2,800,000 Shares, constituting 28.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. Mr. Falcone has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,800,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,800,000 Shares. Mr. Falcone specifically disclaims beneficial ownership in the Shares reported herein except to the extent of his pecuniary interest therein.

    (14) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. Raymond J. Harbert is a shareholder of HMC. Mr. Harbert may be deemed to be the beneficial owner of 2,800,000 Shares, constituting 28.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. Mr. Harbert has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,800,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,800,000 Shares. Mr. Harbert specifically disclaims beneficial ownership in the Shares reported herein except to the extent of his pecuniary interest therein.

    (15) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on August 4, 2006. Michael D. Luce is a shareholder of HMC. Mr. Luce may be deemed to be the beneficial owner of 2,800,000 Shares, constituting 28.0% of the Shares of the Issuer, based upon 10,000,000 Shares outstanding. Mr. Luce has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 2,800,000 Shares; has sole power to dispose or direct the disposition of 0 Shares; and has shared power to dispose or direct the disposition of 2,800,000 Shares. Mr. Luce specifically disclaims beneficial ownership in the Shares reported herein except to the extent of his pecuniary interest therein.

Item 13.                 Certain Relationships and Related Transactions.

None.

Item 14.                 Principal Accounting Fees and Services

The firm of Deloitte and Touche, LLP (“Deloitte”) has served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2006 and September 30, 2005. The aggregated fees billed by Deloitte are as follows:

	2006	2005
Audit fees	$707,267	$874,227
Audit related fees	47,057	455,981
Tax fees	237,365	285,017

Audit Fees

Audit fees in fiscal year ended September 30, 2006 of approximately $707,000 includes fees for an integrated audit which includes the Sarbanes-Oxley attestation audit. Audit fees in fiscal year ended September 30, 2005 of approximately $874,000 includes fees related to the Company adopting fresh start reporting in accordance with SOP 90-7 and fees related to the Company filing a registration statement on Form S-1.

Audit Related Fees

Audit related fees in fiscal year ended September 30, 2006 included approximately $47,000 related primarily to due diligence consulting and benefit plan audits. Audit related fees in the fiscal year ended September 30, 2005 included approximately $456,000 related to consulting activities for an acquisition, benefit plan audits and Sarbanes-Oxley Section 404 readiness consulting.

Tax Fees

Tax fees in the fiscal year ended September 30, 2006 and 2005 included approximately $237,000 and $285,000, respectively, related to tax compliance, tax advice and planning services. Services include preparation of federal and state tax returns, tax planning and assistance with various business issues including correspondence with taxing authorities.

All Other Fees

None.

The Audit Committee reviewed the audit and non-audit services rendered by Deloitte and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent registered public accounting firm are approved in advance by the Board of Directors or the Audit Committee to ensure that such services do not impair the auditors’ independence. The Audit Committee pre-approved 100% of the services rendered by Deloitte.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           Documents filed as part of this Report.

1.                Financial Statements:

See Item 8.

2.                Financial Statement Schedules:

None.

Schedules are omitted as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(b)          Exhibits.   See Index to Exhibits, which is incorporated herein by reference.

(c)           Financial Statement Schedules:   None

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYNES INTERNATIONAL, INC.
By:	/s/ FRANCIS J. PETRO
Francis J. Petro
President and Chief Executive Officer
Date: December 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANCIS J. PETRO	President and Chief Executive Officer; Director	December 7, 2006
Francis J. Petro	(Principal Executive Officer)
/s/ MARCEL MARTIN	Chief Financial Officer	December 7, 2006
Marcel Martin	(Principal Financial Officer)
/s/ DAN MAUDLIN	Controller and Chief Accounting Officer	December 7, 2006
Dan Maudlin	(Principal Accounting Officer)
/s/ JOHN C. COREY	Chairman of the Board, Director	December 7, 2006
John C. Corey
/s/ PAUL J. BOHAN	Director	December 7, 2006
Paul J. Bohan
/s/ DONALD C. CAMPION	Director	December 7, 2006
Donald C. Campion
/s/ ROBERT H. GETZ	Director	December 7, 2006
Robert H. Getz
/s/ TIMOTHY J. MCCARTHY	Director	December 7, 2006
Timothy J. McCarthy
/s/ WILLIAM P. WALL	Director	December 7, 2006
William P. Wall
/s/ RONALD W. ZABEL	Director	December 7, 2006
Ronald W. Zabel

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-In-Possession (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

2.2

Asset Purchase Agreement by and among Haynes Wire Company, The Branford Wire and Manufacturing Company, Carolina Industries, Inc., and Richard Harcke, dated October 28, 2004 (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

3.1

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).
3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2006).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-124977).
4.2	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-124977.)
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-1, Registration No. 333-124977.)
4.4

Rights Agreement dated as of August 13, 2006 between Haynes International, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 14, 2006).

4.5	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on August 14, 2006).
10.1†

Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees (Agreement incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.2†

Haynes International, Inc. Death Benefit Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.3†

Amendment No. 1 to Haynes International, Inc. Death Benefit Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.4†

Haynes International, Inc. Supplemental Executive Retirement Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.5†

Amendment No. 1 to Haynes International, Inc. Supplemental Executive Retirement Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.6†	Master Trust Agreement, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).
10.7†

Amendment No. 1 to Master Trust Agreement, dated August 30, 2004 (incorporated by reference to Exhibit 10.7 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.8†

Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, effective January 1, 2002 (incorporated by reference to Exhibit 10.8 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971.

10.9†

Amendment No. 1 to Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 30, 2004 (incorporated by reference to Exhibit 10.9 to the Haynes International, Inc. Registration Statement on Form S-1, Registration N 333-124971).

10.10†

Amended and Restated Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 31, 2004 (incorporated by reference to Exhibit 10.10 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.11†

Separation Agreement by and between Haynes International, Inc. and Calvin S. McKay, effective as of July 1, 2004 (incorporated by reference to Exhibit 10.11 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.12

Registration Rights Agreement by and among Haynes International, Inc. and the parties specified on the signature pages thereof, dated August 31, 2004 (incorporated by reference to Exhibit 10.12 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.13†

Haynes International, Inc. Amended and Restated Stock Option Plan as adopted by the Board of Directors November 7, 2005 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.14†

Form of Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit (Agreement incorporated by reference to Exhibit 10.14 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971 and list of executive officers and directors filed herewith as Exhibit 10.14).

10.15†

Stock Option Agreement between Haynes International, Inc. and its President and Chief Executive Officer (incorporated by reference to Exhibit 10.15 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.16

Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein dated August 31, 2004 (incorporated by reference to Exhibit 10.16 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.17

Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.18

Consulting, Non-Competition and Confidentiality Agreement by and between Richard Harcke and Haynes Wire Company, dated November 5, 2004 (incorporated by reference to Exhibit 10.18 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971)

10.19†

Separation Agreement by and between Haynes International, Inc. and Michael F. Rothman, dated February 23, 2005 (incorporated by reference to Exhibit 10.19 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.20

Facility Agreement by and between Haynes International Limited and Burdale Financial Limited, dated April 2, 2004 (incorporated by reference to Exhibit 10.20 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.21†

Summary of Compensation of Executive Officers and Directors (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.22

Registration Rights Agreement by and among Haynes International, Inc. and the parties specified on the signature pages thereof, dated July 5, 2005 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.23

Amendment No. 2 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.24

Amendment No. 3 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., and Congress Financial Corporation (Central), and the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124971).

10.25

Amendment No. 4 to Amended and Restated Loan and Security Agreement, by and among the Company, Haynes Wire Company, the Lenders (as defined in the Amendment), and Wachovia Capital Finance Corporation (Central), as agent for the Lenders, dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 7, 2005).

10.26

Amendment No. 5 to Amended and Restated Loan and Security Agreement, by and among the Company, Haynes Wire Company, the Lenders (as defined in the Amendment), and Wachovia Capital Finance Corporation (Central), as agent for the Lenders, dated February 2, 2006.

10.27	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).
21.1	Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

†       Management contract or compensatory plan or arrangement.