Form 10-Q
period 2006-12-31
HAYNES INTERNATIONAL INC
filed 2007-02-05
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

As of February 1, 2007, the registrant had 10,000,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART 1        FINANCIAL INFORMATION

Item 1.           Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,182	$4,982
Restricted cash - current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,751 and $1,840, respectively	77,962	76,283
Inventories, net	179,712	203,972
Deferred income taxes	10,759	13,719
Total current assets	274,725	299,066

Property, plant and equipment (at cost)	100,373	103,735
Accumulated depreciation	(11,452)	(13,346)
Net property, plant and equipment	88,921	90,389

Deferred income taxes - long term portion	27,368	24,852
Prepayments and deferred charges, net	2,719	5,322
Restricted cash - long term portion	440	330
Goodwill	42,265	42,265
Other intangible assets	9,422	9,140
Total assets	$445,860	$471,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,487	$48,272
Income taxes payable	2,294	11,185
Accrued pension and postretirement benefits	8,134	10,091
Revolving credit facilities	116,836	65,833
Deferred revenue - current portion	—	2,500
Current maturities of long-term obligations	110	110
Total current liabilities	172,861	137,991

Long-term obligations (less current portion)	3,097	2,984
Deferred revenue (less current portion)	—	47,204
Accrued pension and postretirement benefits	118,354	116,387
Total liabilities	294,312	304,566

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 shares authorized, 10,000,000 issued and outstanding)	10	10
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)
Additional paid-in capital	122,937	123,630
Accumulated earnings	27,760	40,944
Accumulated other comprehensive income	841	2,214
Total stockholders’ equity	151,548	166,798
Total liabilities and stockholders’ equity	$445,860	$471,364

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended
	December 31,
	2005	2006

Net revenues	$94,407	$120,463
Cost of sales	77,095	86,842
Selling, general and administrative expense	9,391	9,420
Research and technical expense	668	697
Operating income	7,253	23,504
Interest expense	1,789	1,919
Interest income	(1)	(110)
Income before income taxes	5,465	21,695
Provision for income taxes	2,132	8,511
Net income	$3,333	$13,184
Net income per share:
Basic	$0.33	$1.32
Diluted	$0.33	$1.27
Weighted average shares outstanding:
Basic	10,000,000	10,000,000
Diluted	10,163,993	10,398,994

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended December 31
	2005	2006
Net income	$3,333	$13,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(768)	1,373
Comprehensive income	$2,565	$14,557

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2005	2006
Cash flows from operating activities:
Net income	$3,333	$13,184
Depreciation	1,579	1,772
Amortization	492	282
Stock compensation expense	651	693
Deferred revenue	—	49,704
Deferred income taxes	222	(544)
Loss on disposal of property	—	42
Change in assets and liabilities:
Accounts receivable	3,692	2,403
Inventories	(14,454)	(23,037)
Other assets	(547)	(2,552)
Accounts payable and accrued expenses	(4,576)	2,097
Income taxes payable	399	8,889
Accrued pension and postretirement benefits	1,928	(96)
Net cash provided by (used in) operating activities	(7,281)	52,837

Cash flows from investing activities:
Additions to property, plant and equipment	(2,428)	(3,139)
Change in restricted cash	110	110
Net cash used in investing activities	(2,318)	(3,029)

Cash flows from financing activities:
Net increase (decrease) in revolving credit	10,780	(51,003)
Changes in long-term obligations	(195)	(147)
Net cash provided by (used in) financing activities	10,585	(51,150)

Effect of exchange rates on cash	(141)	142
Increase (decrease) in cash and cash equivalents	845	(1,200)

Cash and cash equivalents, beginning of period	2,886	6,182
Cash and cash equivalents, end of period	$3,731	$4,982

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$1,757	$1,419
Income taxes	$1,510	$129

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented.  This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 2006 included in the annual report on Form 10-K, filed by Haynes International, Inc. with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2007 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company will begin recognition of the funded status of its defined benefit pension and postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. Based on September 30, 2006 information, the impact on the Company’s financial position would be a reduction in pension and postretirement benefits liability of $5.2 million, an increase in stockholders’ equity accumulated other comprehensive income of $3.2 million, and a reduction of deferred tax asset of $2.0 million. The impact on the financial statements as of the adoption date of September 30, 2007 will be based on information as of September 30, 2007. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2006	December 31, 2006
Raw Materials	$7,214	$13,593
Work-in-process	96,674	108,241
Finished Goods	74,575	80,710
Other, net	1,249	1,428
	$179,712	$203,972

Note 4.   Income Taxes

Income tax expense for the three months ended December 31, 2005 and 2006, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2005	2006	2005	2006
Service cost	$894	$990	$694	$427
Interest cost	2,124	2,306	1,754	1,319
Expected return	(2,407)	(2,457)	—	—
Amortizations	—	—	354	(1,221)
Net periodic benefit cost	$611	$839	$2,802	$525

The Company contributed $0 to the Company sponsored domestic pension plans, $1,196 to its  other post-retirement benefit plans and $281 to the U.K. pension plan for the three months ended December 31, 2006. The Company presently expects to additionally contribute $3,690 to its domestic pension plans, $3,804 to its other post-retirement benefit plans and $842 to the U.K. pension plans for the remainder of fiscal 2007.

During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually effective January 1, 2007.  An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated post-retirement benefit liability due to this plan amendment by $46,313, that will be amortized as a reduction to expense over an eight year period.  This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

Note 6. Environmental and Legal

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

The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. When appropriate, the Company pursues the dismissal of lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. The success of this strategy is dependent upon a number of factors, including the respective court’s interpretation of the Confirmation Order and the unique circumstances of each case.

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries. One lawsuit was filed in California state court against numerous manufactures, including the Company, in May 2006, alleging that the welding related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. A second case with similar allegation is pending in Texas. The Company believes that it has defenses to these allegations and, that if found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that welding related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect the Company’s liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases (in which the Company was not a party), at least two courts have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of those cases are distinguishable from the facts of its cases, the Company cannot assure you that the claims against us will be dismissed based upon the Confirmation Order. It is also possible that the Company could be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

The Company is conducting remedial activities at its Kokomo, Indiana and Mountain Home, North Carolina facilities. The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the US Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations.  Construction of the South Landfill was completed in May 1994 and closure certification was received in fiscal 1999 for one area at the Kokomo facility and post-closure care is ongoing there. The Company has an application with IDEM pending for approval of closure and post-closure care for another area at its Kokomo facility.  In addition, the Company is currently evaluating known groundwater contamination at its Kokomo site and is developing a plan to address it. Accordingly, additional corrective action may be necessary. The Company has also received permits from the North Carolina Department of Environmental

Natural Resources, or NC DENR, and the EPA to close and provide post-closing monitoring and care for the lagoon at the Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring. The Company is required to monitor groundwater and to continue post closure maintenance of the former disposal areas at this site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective action could be required. The Company is currently unable to estimate the costs of any further corrective action at either site if required. Accordingly, the Company cannot assure you that the costs of any future corrective action at these or any other current or former sites would not have a material effect on its financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at any of its facilities.

As of September 30, 2006 and December 31, 2006, the Company has accrued $1,483 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,871 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $98 per year over the remaining obligation period.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually at prices established by the terms of the agreement. The transaction is documented by an Access and Security Agreement and a Conversion Services Agreement, both dated November 17, 2006. TIMET paid the Company a $50.0 million up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. In addition to the volume commitment, the Company has granted TIMET a security interest on its four-high Steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12.0 million to the Company for certain capital expenditures which would be required to expand capacity. The Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to manufacture its own titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50.0 million will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company has used the proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Upon certain instances of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of a force majeure event which results in a performance default, the Company is required to return the unearned portion (as defined) of the up-front fee. Revenue of $296 has been recognized related to this agreement, during the three months ended December 31, 2006. Taxes will be paid on the up-front fee primarily in fiscal year 2008.

Note 8.    Intangible Assets and Goodwill

Goodwill was created as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142 goodwill is not amortized and the value of goodwill is reviewed annually for impairment. If the carrying value exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. Amortization of the patents and other intangibles was $492 and $282 for the three months ending December 31, 2005 and 2006, respectively.

The following represents a summary of intangible assets and goodwill at September 30, 2006 and December 31, 2006:

September 30, 2006	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$43,055	$—	$(790)	$42,265
Patents	8,667	(3,800)	—	4,867
Trademarks	3,800	—	—	3,800
Non-compete	590	(161)	—	429
Other	465	(139)	—	326
	$56,577	$(4,100)	$(790)	$51,687

December 31, 2006	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$42,265	$—	$—	$42,265
Patents	8,667	(4,028)	—	4,639
Trademarks	3,800	—	—	3,800
Non-compete	590	(182)	—	408
Other	465	(172)	—	293
	$55,787	$(4,382)	$—	$51,405

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2007 (remainder of fiscal year)	$847
2008	983
2009	708
2010	376
2011	363

Note 9.   Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended December 31,
(in thousands except share and per share data)	2005	2006
Numerator:
Net Income	$3,333	$13,184
Denominator:
Weighted average shares outstanding - Basic	10,000,000	10,000,000
Effect of dilutive stock options	163,993	398,994
Weighted average shares outstanding - Diluted	10,163,993	10,398,994

Basic net income per share	$0.33	$1.32
Diluted net income per share	$0.33	$1.27

A total of 6,858 and 0 anti-dilutive weighted average shares with respect to outstanding stock options have been excluded from the computation of diluted net income per share for the three months ended December 31, 2005 and 2006, respectively. Contingently issuable shares related to stock rights are excluded from the diluted net income per share computation, because the condition under which the stock rights can be exercised has not occurred as of December 31, 2006.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) any significant change in customer demand for its products or in demand for its customers’ products; (iii) the Company’s dependence on production levels at its Kokomo facility and its ability to make capital improvements at that facility; (iv) rapid increases in the cost of nickel, energy and other raw materials; (v) the Company’s ability to continue to develop new commercially viable applications and products; (vi) the Company’s ability to recruit and retain key employees; (vii) the Company’s ability to comply, and the costs of compliance, with applicable environmental laws and regulations; (viii) economic and market risks associated with foreign operations and U.S. and world economic and political conditions ..Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in Part II, Item 1A. of this report, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Haynes International, Inc. is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

The breadth and quality of the Company’s products, combined with its superior customer service delivered through its service and sales center network, have resulted in long-standing relationships with many of its customers. The Company has supplied high-performance alloys to its top 10 customers, based on fiscal 2006 sales, for an average of 20 years. The Company supplies high-performance alloys that are used by a broad range of end use customers including General Electric Co.; Pratt & Whitney; Rolls Royce plc; The Boeing Co.; SNECMA; E.I. DuPont de Nemours & Co.; The Dow Chemical Co.; Siemens Westinghouse; Solar Turbines, Inc.; British Petroleum p.l.c.; Celanese AG; and Eli Lilly and Co. None of these customers, or any of the Company’s other customers, accounted for more than 10% of its sales in fiscal 2006. The Company’s top 20 customers accounted for approximately 38% of sales in fiscal 2006.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo and Arcadia facilities specialize in flat and tubular products, respectively, and the

Mountain Home facility manufactures stainless steel and high-performance alloy wire. The Company sells its products primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated.

The Company continues to achieve growth through a combination of capitalizing on the growth of its end markets, increasing value added services provided to its customers, increasing its presence in international markets and, to a lesser extent, selected strategic initiatives such as the November 2004 acquisition of assets of The Branford Wire and Manufacturing Company, or Branford Wire.

Recent investment in equipment has significantly improved operating efficiency by increasing capacity, reducing downtime and manufacturing costs and improving working capital management and product quality. Management anticipates continuing to invest in its equipment and spent approximately $3.1 million in the first quarter of fiscal 2007. Total planned fiscal 2007 capital spending is targeted at approximately $13.0 million.

On November 17, 2006, the Company entered into a 20 year agreement to provide conversion services to Titanium Metals Corporation, or TIMET, for up to ten million pounds of titanium metal annually at prices established in the agreement. TIMET paid a $50.0 million up-front fee and will also pay for its process services during the term of the agreement at prices established in the agreement. In addition to the volume commitment, the Company has granted TIMET a security interest in the four-high steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12.0 million to the Company for certain capital expenditures which would be required to expand furnace reheat capacity.  In addition, the Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to manufacture titanium product (other than cold reduced titanium tubing). The Company also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the agreement. The cash received of $50.0 million (up-front fee) will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. Income taxes associated with the up-front fee will be primarily paid in fiscal 2008. The Company used the net proceeds of the $50.0 million payment to reduce the balance of its U.S. revolving credit facility. Upon certain instance of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of an event of a force majeure which results in a performance default, the Company is required to return the unearned portion of the up-front fee.

Upon implementation of the plan of reorganization in fiscal 2004, the Company adopted fresh start reporting in accordance with SOP 90-7. Under fresh start reporting, the reorganization value is allocated to net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, Business Combinations (“SFAS No. 141”). The Company’s operating income was reduced by the recognition of the fair market value adjustments to its assets required by the adoption of fresh start reporting. In the first quarter of fiscal 2007 fresh start charges increased cost of sales by $1.0 million  versus $1.2 million for the same period last year.

Results of Operations

	Three Months Ended
	December 31,
	2005		2006
	$ (in thousands)%		$ (in thousands)%

Net revenues	$94,407	100.0%	$120,463	100.0%
Cost of sales	77,095	81.7%	86,842	72.1%
Selling, general and administrative expense	9,391	9.9%	9,420	7.8%
Research and technical expense	668	0.7%	697	0.6%
Operating income	7,253	7.7%	23,504	19.5%
Interest expense, net	1,788	1.9%	1,809	1.5%
Income before income taxes	5,465	5.8%	21,695	18.0%
Provision for income taxes	2,132	2.3%	8,511	7.1%
Net income	$3,333	3.5%	$13,184	10.9%

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Net Revenues.  Net revenues increased by $26.1 million, or 27.6%, to $120.5 million in the first quarter of fiscal 2007 from $94.4 million in the same period of fiscal 2006.  Volume for all products increased by 7.8% to 5.5 million pounds in the first quarter of fiscal 2007 from 5.1 million pounds in the same period of fiscal 2006. Volume of high-performance alloys increased by 14.3% to 4.8 million pounds in the first quarter of fiscal 2007 from 4.2 million pounds in the same period of fiscal 2006. Volume of stainless steel wire decreased by 22.2% to 0.7 million pounds in the first quarter of fiscal 2007 from 0.9 million pounds in the same period of fiscal 2006 as a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to the higher margins available on high-performance alloy wire. The average selling price per pound for all products increased by 18.3% to $22.08 per pound in the first quarter of fiscal 2007 from $18.66 per pound in the same period of fiscal 2006, due primarily to improved market demand and passing through higher raw material prices. The Company’s consolidated backlog increased by $0.5 million, or 0.2%, to $207.4 million at December 31, 2006 from $206.9 million at September 30, 2006.  Order entry increased by $9.4 million, or 8.9%, for the first quarter of fiscal 2007 from the same period of fiscal 2006. Management expects the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets.

Sales to the aerospace market increased by 12.6% to $43.8 million in the first quarter of fiscal 2007 from $38.9 million in the same period of fiscal 2006, due to a 17.6% increase in the average selling price per pound, which was partially offset by a 4.2% decrease in volume.  The increase in the average selling price per pound is due to improved product mix and the effect of passing through higher raw material costs.  Product mix has improved as a result of sales of a higher percentage of products and forms with a higher average selling price when compared to the same period of fiscal 2006, as a result of the generally improved economy.  Volume has decreased due to a shift by aerospace fabricators away from large mill-direct orders towards smaller service and sales center orders.  Management believes that this shift is a temporary response to fluctuating nickel prices by aerospace fabricators, because it is believed that aerospace fabricators have more flexibility in the purchasing of raw materials in the short-term compared to customers in the Company’s other end markets.

Sales to the chemical processing market increased by 41.1% to $38.8 million in the first quarter of fiscal 2007 from $27.5 million in the same period of fiscal 2006, due to a 2.9% increase in the average selling price per pound and a 36.9% increase in volume.  The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material costs. This increase was partially offset by a change in product mix, which reflects a higher percentage of lower average selling price products and forms as compared to the same period last year.  Volume has improved due to the improved market demand, and particularly as a result of new chemical processing facilities in China.

Sales to the land-based gas turbine market increased by 36.7% to $20.1 million for the first quarter of fiscal 2007 from $14.7 million in the same period of fiscal 2006, due to an increase of 15.0% in the average selling price per pound and a 18.9% increase in volume.  The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material cost.  Volume improved as a result of the generally improved economy, and higher demand for power generation, oil and gas production and alternative power systems applications.

Sales to other markets increased by 25.6% to $15.7 million in the first quarter of fiscal 2007 from $12.5 million in the same period of fiscal 2006, due to a 38.3% increase in average selling price per pound, which was partially offset by a 9.1% decrease in volume. The increase in average selling price is due to improved market demand for both high-performance alloys and stainless steel wire and passing through higher raw material costs.  The primary reason for the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire to allow greater production of high-performance alloy wire.  Volume of stainless steel wire decreased by 22.0%, while volume of high-performance alloys increased 29.7% in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.

Other Revenue.  Other revenue increased by 157.9% to $2.1 million in the first quarter of fiscal 2007 from $0.8 million for the same period of fiscal 2006.  The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement of $0.3 million, scrap sales and miscellaneous sales.

Cost of Sales.  Cost of sales as a percentage of net revenues decreased to 72.1% in the first quarter of fiscal 2007 from 81.7% in the same period of fiscal 2006.  The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (ii) reductions in manufacturing cost resulting from the capital improvements program, and (iii) decreases in energy costs (primarily natural gas). These positive factors were partially offset by higher raw material costs.  Higher raw material costs result from a significant increase in the cost of nickel, which makes up approximately 51% of the Company’s raw material costs.  The  average price for  a cash buyer of nickel as reported by the London Metals Exchange for the 30 days ending December 31, 2006 was $15.68 compared to $6.09 for the 30 days ending December 31, 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses remained flat at $9.4 million in the first quarter of fiscal 2007 and for the same period of fiscal 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.8% in the first quarter of fiscal 2007 compared to 9.9% for the same period of fiscal 2006 due primarily to the increased level of revenues combined with the successful efforts to control spending.

Research and Technical Expense.  Research and technical expense remained flat at $0.7 million in the first quarter of fiscal 2007 and the same period of fiscal 2006.

Operating Income.  As a result of the above factors, operating income in the first quarter of fiscal 2007 was $23.5 million compared to $7.3 million in the same period of fiscal 2006.

Interest Expense.  Interest expense remained flat at $1.8 million in the first quarter of fiscal 2007 and for the same period of fiscal 2006.  Although the average interest rate was higher in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006, the higher interest rate was offset by a lower average balance outstanding.

Income Taxes.  Income tax expense increased to $8.5 million in the first quarter of fiscal 2007 from $2.1 million in the same period of fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 was 39.2% compared to 39.0% in the same period of fiscal 2006. The slight increase in effective tax rate is primarily attributable to more taxable income in the U.S. at a higher tax rate as compared to foreign taxable income at a lower tax rate.

Net Income.  As a result of the above factors, net income increased by $9.9 million to $13.2 million in the first quarter of fiscal 2007 from $3.3 million in the same period of fiscal 2006.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2007, the Company’s primary sources of cash were borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below), cash from operations, and the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET.  At December 31, 2006, Haynes had cash and cash equivalents of approximately $5.0 million compared to cash and cash equivalents of approximately $6.2 million at September 30, 2006.

Net cash provided from operating activities was $52.8 million in the first quarter of fiscal 2007, as compared to cash used of $7.3 million in the same period of fiscal 2006.  At December 31, 2006, inventory balances were approximately $23.0 million higher than fiscal 2006 year end balances (net of foreign currency adjustments), as a result of the continued increase in the costs of the raw materials (nickel, molybdenum and cobalt), and a higher level of inventory required to be maintained to support the increased level of sales.  Net cash used in investing activities was $3.0 million in the first quarter of fiscal 2007, primarily as a result of the continuing capital expenditure program.  Borrowings on the revolving credit facility decreased by $51.0 million as a result of cash generated from operations plus the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET.  Taxes will be paid related to the TIMET transaction primarily in fiscal year 2008.

Future sources of liquidity

The Company’s sources of cash for the remainder of fiscal 2007 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under both the U.S. revolving credit facility and the U.K. revolving credit facility (described below).  The U.S. revolving credit facility and the U.K. revolving credit facility combine to provide borrowings in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves.  At December 31, 2006, the Company had access to a total of approximately $78.3 million ($69.1 million in the United States and $9.2 million in the U.K.) under both revolving credit facilities (subject to borrowing base and certain reserves) and cash of approximately $5.0 million.  Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months, although there can be no assurance that this will be the case.

U.S. revolving credit facility.  The U.S. revolving credit facility provides for revolving loans in a maximum amount of $130.0 million. Borrowings under the U.S. revolving credit facility bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option.  As of December 31, 2006, the U.S. revolving credit facility had an outstanding balance of $64.6 million and bore interest at a weighted average interest rate of 8.44%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment.  For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock.  As of December 31, 2006, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of its foreign subsidiaries.

U.K. revolving credit facility.  The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility maturing on April 2, 2007.  Management expects to renew or replace the U.K. revolving credit facility with one of similar availability.  Haynes U.K. is required to pay interest on loans made under the U.K. revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the U.K. revolving credit facility), plus 3% per annum.  As of December 31, 2006, the U.K. revolving credit facility had an outstanding balance of $1.2 million and bore interest at a weighted average interest rate of 8.33%.  Availability under the U.K. revolving credit facility is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the U.K. revolving credit facility.  Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of December 31, 2006, the most recent measurement date required under the U.K. revolving credit facility, Haynes U.K. was in compliance with these covenants.  The U.K. revolving credit facility is secured by a pledge of substantially all of the assets of Haynes U.K.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•     increasing levels of working capital due to increased levels of operations and rising raw material cost;

•     income tax payments, including obligations associated with the TIMET conversion agreement;

•     capital spending to increase capacity, improve reliability and performance of the equipment;

•     reduction of debt;

•     pension plan funding; and

•     interest payments on outstanding indebtedness.

Planned fiscal 2007 capital spending is targeted at $13.0 million.  The main projects for fiscal 2007 include the completion of the projects already started related to the electroslag remelt equipment, rolling mills and the upgrade of the annealing equipment at the Kokomo, Indiana facility and a new pilger mill at the Arcadia, Louisiana facility.  Management believes that the completion of these capital projects and the related improvements in reliability and performance of the equipment will have a positive effect on profitability and working capital management.  Planned downtime is scheduled for fiscal 2007 to implement these capital improvements.

The Company is also evaluating the desirability of possible additional capital expansion projects to capitalize on current market opportunities.  Additionally, acceleration of future capital spending beyond what is currently planned may occur in order to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing cost and increased capacity.  Consideration will also be given to potential acquisitions similar to the Branford Wire acquisition which complement the Company’s product line, reduce production costs and increase capacity.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2006:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations (including interest)(1)	$80,626	$5,670	$74,956	$—	$—
Operating lease obligations	9,055	3,148	5,446	461	—
Raw material contracts	81,652	79,740	1,912	—	—
Mill supplies contracts	177	177	—	—	—
Capital projects	11,945	10,000	1,945	—	—
Pension plan(2)	5,491	5,091	400	—	—
Other post-retirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Non-compete obligations(4)	440	110	220	110	—
Total	$239,386	$108,936	$94,879	$10,571	$25,000

(1)                                  Interest is calculated annually using the principal balance and current interest rates as of December 31, 2006.

(2)                                  The Company has a current funding obligation to contribute $4.6 million to the domestic pension plan and all benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute an additional $0.8 million in fiscal 2007 to the U.K. Pension Plan arising from an obligation in the U.K. revolving credit facility.

(3)                                  Represents expected post-retirement benefits only.

(4)                                  Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Wire acquisition. This amount is reported as restricted cash.

At December 31, 2006, the Company also had $0.3 million outstanding under letters of credit. The letters of credit are outstanding primarily in connection with post closure environmental assurance and building lease obligations.

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

The Company’s accounting policies are more fully described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed by the Company with the Securities and Exchange Commission.

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

Revenue Recognition

Revenue is recognized when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point) or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience and have not had any history of returns that have exceeded recorded allowances.

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

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its target asset allocation of 60% equity, 35% fixed income and 5% real estate. The Company’s assumption for expected weighted average rate of return forplan assets for equity, fixed income, and real estate are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

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

Share-Based Compensation

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The original option plan was adopted in 2004 pursuant to the plan of reorganization and provides the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a new option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years for the date of grant and vest 33 1/3% per year over three years from the grant date.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at December 31, 2006. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $604,000 for the three months ended December 31, 2006. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At December 31, 2006, the Company had no foreign currency exchange contracts outstanding.

Fluctuations in the price of nickel, the Company’s most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid increase in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the fiscal quarter ended December 31, 2006 and since the date of the Company’s most recent evaluation described above and made as of December 31, 2006, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the Risk Factors described in Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, you should also carefully consider the risks described below before making an investment decision. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our shares could decline, and you may lose part or all of your investment.

Risks related to our business

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians, and sales and marketing staff. This could delay new product and alloy development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We anticipate we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, regulators or other government agencies will continue to accept our products, services and business practices. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the different trade regulations of the various countries involved. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

•                  our ability to obtain, and the costs associated with obtaining, U.S. export licenses and other required export or import licenses or approvals;

•                  changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

•                  burdens of complying with a wide variety of foreign laws and regulations;

•                  business practices or laws favoring local companies;

•                  fluctuations in foreign currencies;

•                  restrictive trade policies of foreign governments;

•                  longer payment cycles and difficulties collecting receivables through foreign legal systems;

•                  difficulties in enforcing or defending agreements and intellectual property rights; and

•                  foreign political or economic conditions.

We cannot ensure that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.

Item 6.          Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Francis J. Petro
Francis J. Petro
President and Chief Executive Officer
Date: February 5, 2007

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 5, 2007

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124977).

	3.02	Amended and Restated Bylaws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.03

Certificate of Designations of Series A Junior Participating Preferred Stock of Haynes International, Inc. (incorporated by reference to Exhibit 3.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

(4)	4.01	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.02

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-124977).

	4.03	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.04

Rights Agreement by and between Haynes International, Inc. and Wells Fargo Bank, N.A., as Rights Agent, dated as of August 13, 2006 (incorporated by reference to Exhibit 4.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	4.05	Form of Right Certificate (incorporated by reference to Exhibit 4.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.06

Certificate of Designations of Series A Junior Participating Preferred Stock of Haynes International, Inc. (incorporated by reference to Exhibit 3.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

(10)	10.01**

Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

10.02

Amendment No. 6 to Amended and Restated Loan and Security Agreement, by and among the Company, Haynes Wire Company, the Lenders (as defined therein), and Wachovia Capital Finance Corporation (Central), as agent for the Lenders, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	10.03*	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006.
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

*  Filed herewith

**          Confidential treatment has been requested for certain portions of this document, which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.