Form 10-Q
period 2007-03-31
HAYNES INTERNATIONAL INC
filed 2007-05-07
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________  to __________

Commission File Number: 001-33288

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
Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 1, 2007, the registrant had 11,650,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS	September 30, 2006	March 31, 2007
Current assets:
Cash and cash equivalents	$6,182	$7,451
Restricted cash - current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,751 and $1,233, respectively	77,962	83,300
Inventories, net	179,712	234,296
Income tax benefit	-	6,723
Deferred income taxes - current portion	10,759	10,361
Total current assets	274,725	342,241

Property, plant and equipment (at cost)	100,373	106,892
Accumulated depreciation	(11,452)	(15,189)
Net property, plant and equipment	88,921	91,703

Deferred income taxes - long term portion	27,368	26,194
Prepayments and deferred charges, net	2,719	5,624
Restricted cash - long term portion	440	330
Goodwill	42,265	42,265
Other intangible assets	9,422	8,860
Total assets	$445,860	$517,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,487	$66,783
Income taxes payable	2,294	-
Accrued pension and postretirement benefits	8,134	9,926
Revolving credit facilities	116,836	-
Deferred revenue - current portion	-	2,500
Current maturities of long-term obligations	110	110
Total current liabilities	172,861	79,319

Long-term obligations (less current portion)	3,097	3,000
Deferred revenue (less current portion)	-	46,579
Accrued pension and postretirement benefits	118,354	116,012
Total liabilities	294,312	244,910

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 and 40,000,000 shares authorized, 10,000,000 and 11,650,000 issued and outstanding at September 30, 2006 and March 31, 2007, respectively)	10	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Additional paid-in capital	122,937	211,418
Accumulated earnings	27,760	58,349
Accumulated other comprehensive income	841	2,528
Total stockholders’ equity	151,548	272,307
Total liabilities and stockholders’ equity	$445,860	$517,217

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007

Net revenues	$110,981	$137,336	$205,388	$257,799
Cost of sales	82,388	97,003	159,483	183,845
Selling, general and administrative expense	9,421	8,861	18,812	18,281
Research and technical expense	667	781	1,335	1,478
Operating income	18,505	30,691	25,758	54,195
Interest expense	2,193	1,297	3,982	3,216
Interest income	(16)	(31)	(17)	(141)
Income before income taxes	16,328	29,425	21,793	51,120
Provision for income taxes	6,369	12,021	8,501	20,532
Net income	$9,959	$17,404	$13,292	$30,588
Net income per share:
Basic	$1.00	$1.70	$1.33	$3.03
Diluted	$0.97	$1.63	$1.30	$2.91
Weighted average shares outstanding:
Basic	10,000,000	10,220,000	10,000,000	10,110,000
Diluted	10,245,212	10,652,773	10,204,602	10,525,883

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007
Net income	$9,959	$17,404	$13,292	$30,588
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	412	314	(356)	1,687
Comprehensive income	$10,371	$17,718	$12,936	$32,275

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended March 31,
Cash flows from operating activities:	2006	2007
Net income	$13,292	$30,588
Depreciation	3,214	3,582
Amortization	982	562
Stock compensation expense	1,324	1,426
Excess tax benefit from option exercises	—	(7,888)
Deferred revenue	—	49,079
Deferred income taxes	753	335
Loss on disposal of property	33	42
Change in assets and liabilities:
Accounts receivable	(10,852)	(4,391)
Inventories	(20,512)	(53,180)
Other assets	(980)	(2,842)
Accounts payable and accrued expenses	(5,354)	20,466
Income taxes payable	(449)	312
Accrued pension and postretirement benefits	3,919	(635)
Net cash provided by (used in) operating activities	(14,630)	37,456
Cash flows from investing activities:
Additions to property, plant and equipment	(4,754)	(6,240)
Change in restricted cash	110	110
Net cash used in investing activities	(4,644)	(6,130)
Cash flows from financing activities:
Net increase (decrease) in revolving credit	19,106	(116,836)
Proceeds from equity offering, net	—	72,753
Proceeds from exercise of stock options	—	6,083
Excess tax benefit from option exercises	—	7,888
Changes in long-term obligations	(172)	(135)
Net cash provided by (used in) financing activities	18,934	(30,247)

Effect of exchange rates on cash	(56)	190
Increase (decrease) in cash and cash equivalents	(396)	1,269

Cash and cash equivalents, beginning of period	2,886	6,182
Cash and cash equivalents, end of period	$2,490	$7,451

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$3,916	$2,322
Income taxes	$8,279	$19,878

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of the management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2007 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Equity Offering

On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses were $72.8 million. As a part of the offering, certain employees and directors exercised 450,000 stock options and the payment of the exercise price for those stock options resulted in an additional $6.1 million in proceeds to the Company.

Note 2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company will begin recognition of the funded status of its defined benefit pension and post-retirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. Based on September 30, 2006 information, the impact on the Company’s financial position would be a reduction in pension and post-retirement benefits liability of $5.2 million, an increase in stockholders’ equity-accumulated other comprehensive income of $3.2 million, and a reduction of deferred tax assets of $2.0 million. The impact on the financial statements as of the adoption date of September 30, 2007 will be based on information as of September 30, 2007. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

Note 3. Inventories

The following is a summary of the major classes of inventories:

	September 30, 2006	March 31, 2007
Raw materials	$7,214	$19,229
Work-in-process	96,674	126,448
Finished goods	74,575	86,808
Other, net	1,249	1,811
	$179,712	$234,296

Note 4. Income Taxes

Income tax expense for the three and six months ended March 31, 2006 and 2007, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.

Note 5. Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2006 and 2007 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2006	2007	2006	2007	2006	2007	2006	2007
Service cost	$894	$1,127	$659	$295	$1,788	$2,117	$1,353	$722
Interest cost	2,124	2,625	1,846	911	4,248	4,931	3,600	2,230
Expected return	(2,406)	(2,797)	—	—	(4,813)	(5,254)	—	—
Amortizations	—	—	554	(843)	—	—	908	(2,064)
Net periodic benefit cost	$612	$955	$3,059	$363	$1,223	$1,794	$5,861	$888

The Company contributed $560 to the Company sponsored domestic pension plans, $2,258 to its other post-retirement benefit plans and $562 to the U.K. pension plan for the six months ended March 31, 2007. The Company presently expects to additionally contribute $3,130 to its domestic pension plans, $2,742 to its other post-retirement benefit plans and $561 to its U.K. pension plan for the remainder of fiscal 2007.

During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually, effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated post-retirement benefit liability due to this plan amendment by $46,313, that will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

Note 6. Environmental and Legal

The Company is periodically involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental and intellectual property matters. Future expenditures for environmental, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or cash flows.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. In February 2007, the Company, along with numerous other manufacturers, was named in a lawsuit in the state of California involving welding rod-related injuries. In addition, as previously disclosed, the Company is currently a party to similar such lawsuits in California and in Texas. All three cases similarly allege that the welding related products of the defendant manufactures harmed the users of such products through the inhalation of welding fumes containing manganese. Both of the cases pending in the state of California were removed to federal court in the second fiscal quarter of 2007. The Company believes that it has defenses to the allegations in these three cases and, that if found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, with similar allegations. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect the Company’s liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases (in which the Company was not a party), at least two courts have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of those cases are distinguishable from the facts of its pending cases, the Company cannot assure you that the claims against us will be dismissed based upon the Confirmation Order. It is also possible that the Company could be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

The Company is conducting remedial activities at its Kokomo, Indiana and Mountain Home, North Carolina facilities. The Company has received permits from the Indiana Department of Environmental Management, or IDEM, and the US Environmental Protection Agency, or EPA, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure care is permitted and is ongoing there. The Company has permit application with IDEM pending for approval of post-closure care for the North Landfill at its Kokomo facility; closure of the North Landfill was certified in 1999. In addition, the Company is currently evaluating known groundwater contamination at its Kokomo site and is developing a plan to address it. Accordingly, additional corrective action may be necessary. The Company has also received permits from the North Carolina Department of Environmental Natural Resources, or NC DENR, and EPA to close and provide post-closure monitoring and care for the closed hazardous waste lagoon at the Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure care. The Company is required to monitor groundwater and to continue post closure maintenance of the former disposal area at this site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective action could be required. The Company is currently unable to estimate the costs of any further corrective action at either site if required. Accordingly, the Company cannot assure you that the costs of any future corrective action at these or any other current or former sites would not have a material effect on its financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at any of its facilities.

As of September 30, 2006 and March 31, 2007, the Company has accrued $1,483 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,871 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $98 per year over the remaining obligation period.

Note 7. Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually at prices established by the terms of the agreement. The transaction is documented by an Access and Security Agreement and a Conversion Services Agreement, both dated November 17, 2006. TIMET paid the Company a $50.0 million up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. In addition to the volume commitment, the Company has granted TIMET a security interest on its four-high Steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12.0 million to the Company for certain capital expenditures which would be required to expand capacity. The Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to manufacture its own titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50.0 million will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company has used the proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Upon certain instances of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of a force majeure event which results in a performance default, the Company is required to return the unearned portion (as defined) of the up-front fee. Revenue of $921 has been recognized as a part of the straight-line recognition of the $50 million up-front fee related to this agreement, during the six months ended March 31, 2007. Taxes will be paid on the up-front fee primarily in fiscal 2008.

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

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. Amortization of the patents and other intangibles was $982 and $562 for the six months ending March 31, 2006 and 2007, respectively.

The following represents a summary of intangible assets and goodwill at September 30, 2006 and March 31, 2007:

September 30, 2006	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$42,265	$—	$42,265
Patents	8,667	(3,800)	4,867
Trademarks	3,800	—	3,800
Non-compete	590	(161)	429
Other	465	(139)	326
	$55,787	$(4,100)	$51,687

March 31, 2007	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$42,265	$—	$42,265
Patents	8,667	(4,256)	4,411
Trademarks	3,800	—	3,800
Non-compete	590	(203)	387
Other	465	(203)	262
	$55,787	$(4,662)	$51,125

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2007 (remainder of fiscal year)	$567
2008	983
2009	708
2010	376
2011	363

Note 9. Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March31,
(inthousandsexceptshare and persharedata)	2006	2007	2006	2007
Numerator:
Net Income	$9,959	$17,404	$13,292	$30,588
Denominator:
Weighted average shares outstanding - Basic	10,000,000	10,220,000	10,000,000	10,110,000
Effect of dilutive stock options	245,212	432,773	204,602	415,883
Weighted average shares outstanding - Diluted	10,245,212	10,652,773	10,204,602	10,525,883

Basic net income per share	$1.00	$1.70	$1.33	$3.03
Diluted net income per share	$0.97	$1.63	$1.30	$2.91

A total of 20,821 and 14,398 anti-dilutive weighted average shares with respect to outstanding stock options have been excluded from the computation of diluted net income per share for the three and six months ended March 31, 2006, respectively. Zero anti-dilutive weighted average shares were excluded for the three and six months ended March 31, 2007.

Note 10. Stock-Based Compensation

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date.

Effective October 1, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of the option grants was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 30, 2007	19.06	0%	4.54%	30.00%	3 years

On March 30, 2007, the Company granted 126,000 options at an exercise price of $72.93, the fair market value of the Company’s common stock on the day of the grant. As a part of the equity offering, 450,000 options were exercised which generated $6,084 cash to the Company and increased the shares of common stock outstanding by 450,000 shares.

The stock-based employee compensation expense for the six months ended March 31, 2007 was $1,426 ($863, net of tax) leaving remaining unrecognized compensation expense at March 31, 2007 of $4,323 to be recognized over a weighted average period vesting of 1.16 years.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2007:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2006	980,000	$14.54
Granted	126,000	72.93
Exercised	(450,000)	13.52		$23,166,466
Outstanding at March 31, 2007	656,000	26.45	8.12 years	$30,490,684
Vested or expected to vest	656,000	26.45	8.12 years	$30,490,684
Exercisable at March 31, 2007	156,661	14.36	7.55 years	$9,176,328

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	421,451	$12.80	7.42	141,447	$12.80
May 5, 2005	16,667	19.00	8.08	0	19.00
August 15, 2005	23,334	20.25	8.42	0	20.25
October 1, 2005	14,086	25.50	8.50	4,086	25.50
February 21, 2006	39,462	29.25	8.92	6,128	29.25
March 31, 2006	15,000	31.00	9.00	5,000	31.00
March 30, 2007	126,000	72.93	10.00	-	72.93
	656,000			156,661

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) any significant change in customer demand for its products or in demand for its customers’ products; (iii) the Company’s dependence on production levels at its Kokomo facility and its ability to make capital improvements at that facility; (iv) rapid increases in the cost of nickel, energy and other raw materials; (v) the Company’s ability to continue to develop new commercially viable applications and products; (vi) the Company’s ability to recruit and retain key employees; (vii) the Company’s ability to comply, and the costs of compliance, with applicable environmental laws and regulations; (viii) economic and market risks associated with foreign operations and U.S. and world economic and political conditions. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

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

Overview

Haynes International, Inc. is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless steel wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo and Arcadia facilities specialize in flat and tubular products, respectively, and the Mountain Home facility manufactures wire from both high-performance alloy and stainless steel. The Company sells its products primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated.

On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses were $72.8 million. As a part of the offering, certain employees and directors exercised 450,000 stock options, and the payment of the exercise price for those stock options resulted in an additional $6.1 million in proceeds to the Company.

Completion of Key Capital Projects

As has been previously disclosed, the Company plans to grow total production capacity from 18.5 million pounds of high-performance alloy in fiscal 2006 to 23.5 million pounds of high-performance alloy over a three to five year period, with growth coming mostly in the form of sheet product. As part of this plan, starting in the third quarter of fiscal 2007 and continuing for approximately the next twelve months, the Company will complete certain key capital projects which were started over the past year. With completion of these projects the Company will increase its capacity of sheet finishing operations by an estimated 50%, resulting in an increase from the historical average of 9.0 million pounds of sheet production capacity per year to approximately 14.0 million pounds of sheet production capacity per year. These projects include upgrades to the primary cold rolling mill and the Number One and Number Two bright annealing lines, or BALs.

Significant effort and planning has gone into achieving these upgrades with the least possible machine down time and management anticipates that year-to-year volume growth will continue. The rate of growth in volume over the next twelve to fourteen months could be impacted by any number of factors, including but not limited to the duration of the planned outages or by an unanticipated start-up problem.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Results of Operations
($ in thousands)

	Three Months Ended March 31,
	2006		2007
Net revenues	$110,981	100.0%	$137,336	100.0%
Cost of sales	82,388	74.2%	97,003	70.6%
Selling, general and administrative expense	9,421	8.5%	8,861	6.5%
Research and technical expense	667	0.6%	781	0.6%
Operating income	18,505	16.7%	30,691	22.3%
Interest expense, net	2,177	2.0%	1,266	0.9%
Income before income taxes	16,328	14.7%	29,425	21.4%
Provision for income taxes	6,369	5.7%	12,021	8.7%
Net income	$9,959	9.0%	$17,404	12.7%

Net Revenues. Net revenues increased by $26.4 million, or 23.7%, to $137.3 million in the second quarter of fiscal 2007 from $111.0 million in the same period of fiscal 2006. Volume for all products increased by 2.2% to 5.7 million pounds in the second quarter of fiscal 2007 from 5.6 million pounds in the same period of fiscal 2006. Volume of high-performance alloys increased by 8.7% to 5.2 million pounds in the second quarter of fiscal 2007 from 4.8 million pounds in the same period of fiscal 2006. Volume of stainless steel wire decreased by 35.2% to 0.5 million pounds in the second quarter of fiscal 2007 from 0.8 million pounds in the same period of fiscal 2006 as a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to the higher average selling price available on high-performance alloy wire. The average selling price per pound for all products increased by 21.1% to $23.99 per pound in the second quarter of fiscal 2007 from $19.80 per pound in the same period of fiscal 2006, due primarily to improved market demand and passing through higher raw material prices. The Company’s consolidated backlog increased in the second quarter by $30.2 million, or 14.6%, to $237.6 million at March 31, 2007 from $207.4 million at December 31, 2006. Order entry increased by $52.2 million, or 47.7%, for the second quarter of fiscal 2007 from the same period of fiscal 2006. Management expects the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets.

Sales to the aerospace market increased by 13.7% to $48.2 million in the second quarter of fiscal 2007 from $42.4 million in the same period of fiscal 2006, due to a 20.4% increase in the average selling price per pound, which was partially offset by a 5.6% decrease in volume. The increase in the average selling price per pound is due to improved product mix and the effect of passing through higher raw material costs. Product mix has improved as a result of sales of a higher percentage of products and forms with a higher average selling price when compared to the same period of fiscal 2006, as a result of the generally improved economy. Volume has marginally decreased due to a shift by aerospace fabricators away from large mill-direct orders towards smaller service and sales center orders. To a lesser extent, management also believes that this decrease is due to both an increase in material being purchased that is closer to required form versus the historical purchase of patterned sheet and a temporary response to fluctuating nickel prices by aerospace fabricators. Management believes that aerospace fabricators have more flexibility in the purchasing of raw materials in the short-term compared to customers in the Company’s other end markets.

Sales to the chemical processing market increased by 9.5% to $37.7 million in the second quarter of fiscal 2007 from $34.4 million in the same period of fiscal 2006, due to a 14.2% increase in the average selling price per pound, which was partially offset by a 4.1% decrease in volume. The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material costs. The marginal decline in volume between quarters is due to the project oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, numbers and order size of project business.

Sales to the land-based gas turbine market increased by 63.5% to $28.0 million for the second quarter of fiscal 2007 from $17.1 million in the same period of fiscal 2006, due to an increase of 30.7% in the average selling price per pound and a 25.1% increase in volume. The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material cost. Volume improved as a result of the generally improved economy, and higher demand for power generation, oil and gas production and alternative power systems applications.

Sales to other markets increased by 26.3% to $20.4 million in the second quarter of fiscal 2007 from $16.1 million in the same period of fiscal 2006, due to a 26.2% increase in average selling price per pound, combined with a slight 0.1% increase in volume. The increase in average selling price is due to improved market demand for both high-performance alloys and stainless steel wire and passing through higher raw material costs. The primary reason for the slight increase in total volume was an improved demand for high-performance alloys offset by a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire to allow greater production of high-performance alloy wire. Volume of stainless steel wire decreased by 35.2%, while volume of high-performance alloys sold to other markets increased 61.0% in the second quarter of fiscal 2007 as compared to the same period of fiscal 2006.

Other Revenue. Other revenue increased by 243.2% to $3.1 million in the first quarter of fiscal 2007 from $0.9 million for the same period of fiscal 2006. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

Cost of Sales. Cost of sales as a percentage of net revenues decreased to 70.6% in the second quarter of fiscal 2007 from 74.2% in the same period of fiscal 2006. The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (ii) reductions in manufacturing cost resulting from the capital improvements program, and (iii) decreases in energy costs (primarily natural gas). These positive factors were partially offset by higher raw material costs. Higher raw material costs result from a significant increase in the cost of nickel, which makes up approximately 51% of the Company’s raw material costs. The average price for a cash buyer of nickel as reported by the London Metals Exchange for the 30 days ending March 31, 2007 was $21.01 compared to $6.76 for the 30 days ending March 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.9 million in the second quarter of fiscal 2007 from $9.4 million for the same period of fiscal 2006 primarily due to a reduction in the allowance for doubtful accounts of $0.6 million to reflect the favorable write-off history. Efforts to control spending were successful, but were offset by increased expenses as a result of increased net revenue such as commissions. Selling, general and administrative expenses as a percentage of net revenues decreased to 6.5% in the second quarter of fiscal 2007 compared to 8.5% for the same period of fiscal 2006 primarily due to increased revenue.

Research and Technical Expense. Research and technical expense increased slightly to $0.8 million in the second quarter of fiscal 2007 from $0.7 million for the same period of fiscal 2006. Research and technical expense as a percentage of net revenues remained flat at 0.6%.

Operating Income. As a result of the above factors, operating income in the second quarter of fiscal 2007 was $30.7 million compared to $18.5 million in the same period of fiscal 2006.

Interest Expense. Interest expense decreased to $1.3 million in the second quarter of fiscal 2007 from $2.2 million for the same period of fiscal 2006. Although the average interest rate was higher in the second quarter of fiscal 2007 as compared to the same period in fiscal 2006, higher interest was offset by a lower average balance outstanding.

Income Taxes. Income tax expense increased to $12.0 million in the second quarter of fiscal 2007 from $6.4 million in the same period of fiscal 2006. The effective tax rate for the second quarter of fiscal 2007 was 40.8% compared to 39.0% in the same period of fiscal 2006. The increase in effective tax rate is primarily attributable to more taxable income in the U.S. at a higher tax rate as compared to foreign taxable income at a lower tax rate.

Net Income. As a result of the above factors, net income increased by $7.4 million to $17.4 million in the second quarter of fiscal 2007 from $9.96 million in the same period of fiscal 2006.

Six months ended March 31, 2007 compared to six months ended March 31, 2006

Results of Operations
($ in thousands)

	Six Months Ended March 31,
	2006		2007
Net revenues	$205,388	100.0%	$257,799	100.0%
Cost of sales	159,483	77.6%	183,845	71.3%
Selling, general and administrative expense	18,812	9.2%	18,281	7.1%
Research and technical expense	1,335	0.7%	1,478	0.6%
Operating income	25,758	12.5%	54,195	21.0%
Interest expense, net	3,965	1.9%	3,075	1.2%
Income before income taxes	21,793	10.6%	51,120	19.8%
Provision for income taxes	8,501	4.1%	20,532	8.0%
Net income	$13,292	6.5%	30,588	11.8%

Net Revenues. Net revenues increased by $52.4 million, or 25.5%, to $257.8 million in the first six months of fiscal 2007 from $205.4 million in the same period of fiscal 2006. Volume for all products increased by 4.8% to 11.2 million pounds in the first six months of fiscal 2007 from 10.7 million pounds in the same period of fiscal 2006. Volume of high-performance alloys increased by 11.2% to 10.0 million pounds in the first six months of fiscal 2007 from 9.0 million pounds in the same period of fiscal 2006. Volume of stainless steel wire decreased by 28.5% to 1.2 million pounds in the first six months of fiscal 2007 from 1.7 million pounds in the same period of fiscal 2006 as a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to the higher average selling price available on high-performance alloy wire. The average selling price per pound for all products increased by 19.7% to $23.06 per pound in the first six months of fiscal 2007 from $19.26 per pound in the same period of fiscal 2006, due primarily to improved market demand and passing through higher raw material prices. The Company’s consolidated backlog increased by $30.7 million, or 14.8%, to $237.6 million at March 31, 2007 from $206.9 million at September 30, 2006. Order entry increased by $61.6 million, or 28.7%, for the first six months of fiscal 2007 from the same period of fiscal 2006. Management expects the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets.

Sales to the aerospace market increased by 13.2% to $92.1 million in the first six months of fiscal 2007 from $81.3 million in the same period of fiscal 2006, due to a 19.0% increase in the average selling price per pound, which was partially offset by a 4.9% decrease in volume. The increase in the average selling price per pound is due to improved product mix and the effect of passing through higher raw material costs. Product mix has improved as a result of sales of a higher percentage of products and forms with a higher average selling price when compared to the same period of fiscal 2006, as a result of the generally improved economy. Volume has marginally decreased due to a shift by aerospace fabricators away from large mill-direct orders towards smaller service and sales center orders. To a lesser extent, management also believes that this decrease is due to both an increase in material being purchased that is closer to required form versus the historical purchase of patterned sheet and a temporary response to fluctuating nickel prices by aerospace fabricators. Management believes that aerospace fabricators have more flexibility in the purchasing of raw materials in the short-term compared to customers in the Company’s other end markets.

Sales to the chemical processing market increased by 23.4% to $76.5 million in the first six months of fiscal 2007 from $62.0 million in the same period of fiscal 2006, due to a 8.3% increase in the average selling price per pound and a 14.0% increase in volume. The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material costs. Volume has improved due to the improved market demand, and particularly as a result of new chemical processing facilities in China.

Sales to the land-based gas turbine market increased by 51.1% to $48.1 million for the first six months of fiscal 2007 from $31.8 million in the same period of fiscal 2006, due to an increase of 23.7% in the average selling price per pound and a 22.1% increase in volume. The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material cost. Volume improved as a result of the generally improved economy, and higher demand for power generation, oil and gas production and alternative power systems applications.

Sales to other markets increased by 26.0% to $36.0 million in the first six months of fiscal 2007 from $28.6 million in the same period of fiscal 2006, due to a 31.6% increase in average selling price per pound, which was partially offset by a 4.2% decrease in volume. The increase in average selling price is due to improved market demand for both high-performance alloys and stainless steel wire and passing through higher raw material costs. The primary reason for the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire to allow greater production of high-performance alloy wire. Volume of stainless steel wire decreased by 28.5%, while volume of high-performance alloys sold to other markets increased 49.2% in the first six months of fiscal 2007 as compared to the same period of fiscal 2006.

Other Revenue. Other revenue increased by 202.8% to $5.2 million in the first six months of fiscal 2007 from $1.7 million for the same period of fiscal 2006. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

Cost of Sales. Cost of sales as a percentage of net revenues decreased to 71.3% in the first six months of fiscal 2007 from 77.6% in the same period of fiscal 2006. The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (ii) reductions in manufacturing cost resulting from the capital improvements program, and (iii) decreases in energy costs (primarily natural gas). These positive factors were partially offset by higher raw material costs. Higher raw material costs result from a significant increase in the cost of nickel, which makes up approximately 51% of the Company’s raw material costs. The average price for a cash buyer of nickel as reported by the London Metals Exchange for the 30 days ending March 31, 2007 was $21.01 compared to $6.76 for the 30 days ending March 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $18.3 million in the first six months of fiscal 2007 from $18.8 million for the same period of fiscal 2006 primarily due to a reduction in the allowance for doubtful accounts of $0.5 million to reflect the favorable write-off history. Selling, general and administrative expense increased due to increased levels of income, but were offset by successful efforts to control spending. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.1% in the first six months of fiscal 2007 compared to 9.2% for the same period of fiscal 2006 primarily due to increased revenue.

Research and Technical Expense. Research and technical expense increased to $1.5 million in the first six months of fiscal 2007 from $1.3 million the same period of fiscal 2006.

Operating Income. As a result of the above factors, operating income in the first six months of fiscal 2007 was $54.2 million compared to $25.8 million in the same period of fiscal 2006.

Interest Expense. Interest expense decreased to $3.1 million in the first six months of fiscal 2007 from $4.0 million for the same period of fiscal 2006. Although the average interest rate was higher in the first six months of fiscal 2007 as compared to the same period in fiscal 2006, higher interest was offset by a lower average balance outstanding.

Income Taxes. Income tax expense increased to $20.5 million in the first six months of fiscal 2007 from $8.5 million in the same period of fiscal 2006. The effective tax rate for the first six months of fiscal 2007 was 40.2% compared to 39.0% in the same period of fiscal 2006. The increase in effective tax rate is primarily attributable to more taxable income in the U.S. at a higher tax rate as compared to foreign taxable income at a lower tax rate.

Net Income. As a result of the above factors, net income increased by $17.3 million, or 130.1% to $30.6 million in the first six months of fiscal 2007 from $13.3 million in the same period of fiscal 2006.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

During the first six months of fiscal 2007, the Company’s primary sources of cash were (i) the proceeds from its sale of 1.2 million shares of common stock and the exercise of 450,000 stock options in an underwritten public offering, (ii) cash from operations which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET, and (iii) borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below). At March 31, 2007, the Company had cash and cash equivalents of approximately $7.5 million compared to cash and cash equivalents of approximately $6.2 million at September 30, 2006.

Net cash provided from operating activities was $37.5 million (which includes the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET) in the first six months of fiscal 2007, as compared to cash used of $14.6 million in the same period of fiscal 2006. At March 31, 2007, inventory balances (net of foreign currency adjustments) were approximately $53.2 million higher than at September 30, 2006, as a result of the continued increase in costs of raw materials (nickel, molybdenum and cobalt), and a higher level of inventory required to be maintained to support the increased level of sales. Net cash used in investing activities was $6.1 million in the first six months of fiscal 2007, primarily as a result of the continuing capital expenditure program. Borrowings on the revolving credit facility decreased by $116.8 million to a zero balance as a result of the proceeds from the Company’s sale of common stock and cash generated from operations, which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET. Taxes will be paid related to the TIMET transaction primarily in fiscal year 2008. Also included in cash from financing activities is $7.9 million for the excess tax benefit from the exercise of 450,000 stock options in the underwritten public offering.

Future Sources of Liquidity

The Company’s sources of cash for the remainder of fiscal 2007 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under both the U.S. revolving credit facility and the U.K. revolving credit facility (described below). The U.S. revolving credit facility and the U.K. revolving credit facility combine to provide borrowings in a maximum amount of $145.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2007, the Company had cash of approximately $7.5 million and an outstanding balance of zero on both the U.S. and U.K. revolving credit facilities and had access to a total of approximately $139.6 million under both facilities ($128.5 million in the United States and $11.1 million in the U.K.) in each case subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility. The U.S. revolving credit facility provides for revolving loans in a maximum amount of $130.0 million. Borrowings under the U.S. revolving credit facility bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of March 31, 2007, the U.S. revolving credit facility had an outstanding balance of zero. During the first six months of fiscal 2007 it bore interest at a weighted average interest rate of 7.15%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of March 31, 2007, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

U.K. revolving credit facility. The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility, which was set to mature on April 2, 2007. Subsequent to the balance sheet date, the Company amended the U.K. revolving credit facility to extend the maturity date to April 2, 2008, reduce the margin included in the interest rate from 3% per year to 2.25% per year, and to reduce the commitment fee on the daily undrawn and/or unutilized balance of the facility from 0.375% to 0.25%. Haynes U.K. is required to pay interest on loans made under the U.K. revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the U.K. revolving credit facility), plus 3% per annum. As of March 31, 2007, the U.K. revolving credit facility had an outstanding balance of zero. During the first six months of fiscal 2007 it bore interest at a weighted average interest rate of 8.33%. Availability under the U.K. revolving credit facility is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the U.K. revolving credit facility. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of March 31, 2007, the most recent measurement date required under the U.K. revolving credit facility, Haynes U.K. was in compliance with these covenants. The U.K. revolving credit facility is secured by a pledge of substantially all of the assets of Haynes U.K.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:
•	increasing levels of working capital due to increased levels of operations and rising raw material cost;

•	income tax payments, including obligations associated with the TIMET conversion agreement;

•	capital spending to increase capacity and improve reliability and performance of the equipment;

•	pension plan funding;

•	reduction of debt; and

•	interest payments on outstanding indebtedness.

Planned fiscal 2007 capital spending is targeted at $15.0 million. The main projects for fiscal 2007 include continued work on the electroslag remelt equipment, rolling mills and the upgrade of the annealing equipment at the Kokomo, Indiana facility and a new pilger mill at the Arcadia, Louisiana facility. Spending on the bright anneal lines and pilger mill will continue into fiscal 2008. Management believes that the completion of these capital projects and the related improvements in reliability and performance of the equipment will have a positive effect on profitability and working capital management. Planned downtime is scheduled for fiscal 2007 and 2008 to implement and complete these capital improvements. See “Completion of Key Capital Projects” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact of these capital projects.

The Company is also evaluating the desirability of possible additional capital expansion projects to capitalize on current market opportunities. Additionally, acceleration of future capital spending beyond what is currently planned may occur in order to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing cost and increased capacity. Consideration will also be given to potential strategic acquisitions similar to the November 2004 acquisition of assets of The Branford Wire and Manufacturing Company which complemented the Company’s product line, reduced production costs and increased capacity.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2007:

(in thousands)
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations (including interest)(1)	$1,433	$48	$1,385	$—	$—
Operating lease obligations	7,853	3,032	4,197	624	—
Raw material contracts	82,567	82,567	—	—	—
Mill supplies contracts	177	177	—	—	—
Capital projects	8,620	8,620	—	—	—
Pension plan(2)	7,410	4,926	2,484	—	—
Other post-retirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Non-compete obligations(4)	440	110	220	110	—
Total	$158,500	$104,480	$18,286	$10,734	$25,000

(1)	Interest is calculated annually using the principal balance and current interest rates as of March 31, 2007.

(2)
The Company has a current funding obligation to contribute $6.8 million to the domestic pension plan and all benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute an additional $0.6 million in fiscal 2007 to the U.K. Pension Plan arising from an obligation in the U.K. revolving credit facility.

(3)	Represents expected post-retirement benefits only.

(4)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Wire acquisition. This amount is reported as restricted cash.

At March 31, 2007, the Company also had a $30,000 outstanding letter of credit. The letter of credit is in connection with a building lease obligation.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company will begin recognition of the funded status of its defined benefit pension and postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. Based on September 30, 2006 information, the impact on the Company’s financial position would be a reduction in pension and postretirement benefits liability of $5.2 million, an increase in stockholders’ equity accumulated other comprehensive income of $3.2 million, and a reduction of deferred tax assets of $2.0 million. The impact on the financial statements as of the adoption date of September 30, 2007 will be based on information as of September 30, 2007. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the previsions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

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

The Company’s accounting policies are more fully described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed by the Company with the SEC.

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

The following table demonstrates the estimated effect of a 1% change in the following assumptions:

Estimated change in expense
Pension plan expense
1% change in discount rate	$1.7 Million
1% change in the return on assets assumption	$1.1 Million
1% change in the salary scale assumption	$1.7 Million

Post-retirement medical and life insurance expense
1% change in the discount rate	$0.7 Million

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its target asset allocation of 60% equity, 35% fixed income and 5% real estate. The Company’s assumption for expected weighted average rate of return for plan assets for equity, fixed income, and real estate are 10.125%, 5.75% and 8.25%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

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

Share-Based Compensation

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. The Company’s outstanding revolver debt was zero at March 31, 2007, however, the debt agreement is all variable rate debt. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer and Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At March 31, 2007, the Company had no foreign currency exchange contracts outstanding.

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

Item 4. Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the fiscal quarter ended March 31, 2007 and since the date of the Company’s most recent evaluation described above and made as of March 31, 2007, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently, and have in the past, been subject to claims involving personal injuries allegedly relating to our products. In February 2007, the Company, along with numerous other manufacturers, was named in a lawsuit in the state of California involving welding rod-related injuries. In addition, as previously disclosed, the Company is currently a party to similar such lawsuits in California and in Texas. All three cases similarly allege that the welding related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. Both of the cases pending in the state of California were removed to federal court in the second fiscal quarter of 2007. We believe that we have defenses to these allegations in these three cases and, that if we were found liable, the cases would not have a material effect on our financial position, results of operations or liquidity. In addition to these cases, we have in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that our welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. We have since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order (described below).

On March 29, 2004, Haynes and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). Haynes filed for relief under Chapter 11 for a variety of reasons. On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors in Possession as Further Modified (the “Confirmation Order”). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of pre-petition claims and causes of action. While we contest such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect our liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although we believe the facts of these cases are distinguishable from the facts of our pending cases, we cannot assure you that any or all claims in these welding rod related cases against us will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that we will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if we are found liable, could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a. Use of Proceeds from Public Offering of Common Stock

The Company's public equity offering of 2,415,000 shares of common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (Reg. No. 333-140194) which was declared effective by the Securities and Exchange Commission on March 19, 2007. The Company issued 1,200,000 shares, including 450,000 shares sold by certain employees and directors, at a price of $65.00 per share on March 23, 2007 for gross proceeds of approximately $82.1 million. The Company paid the underwriters a discount and commission of approximately $8.2 million and incurred additional offering expenses of approximately $1.2 million.  After deducting the underwriters’ discount and commission and the offering expenses, the Company received net proceeds of approximately $72.8 million.  The managing underwriter of the Company's equity offering was J.P. Morgan Securities Inc.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds of the public equity offering were used to repay the entire amount outstanding under the Company’s revolving credit facility.

Item 4. Submission of Matters to a vote of Security Holders

On February 20, 2007, the Annual Meeting of Shareholders of the Company was held at the Holiday Inn Select at the Indianapolis International Airport. The following matters were voted on at the meeting:

MATTER	FOR	AGAINST/ WITHHELD	ABSTAIN
Election of Directors:
Paul J. Bohan	9,322,737	88,066	0
Donald C. Campion	9,226,281	184,552	0
John C. Corey	9,318,030	92,773	0
Robert H. Getz	9,410,787	16	0
Timothy J. McCarthy	9,318,030	92,773	0
Francis J. Petro	9,322,737	88,066	0
William P. Wall	9,322,737	88,066	0
Ronald W. Zabel	9,322,737	88,066	0

Ratification, continuation and non-termination of Rights Agreement dated as of August 13, 2006, by and between the Company and Wells Fargo Bank, N.A. as rights agent	1,743,920	6,227,357	0

Amendment to the Second Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 40,000,000 shares to 60,000,000 shares, by increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares	9,255,757	155,046	0

Amendment to the Second Restated Certificate of Incorporation to confer upon the Board of Directors the power to adopt, amend or repeal any or all of the Amended and Restated By-Laws	4,703,342	4,707,461	0

Item 6. Exhibits

Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Francis J. Petro
Francis J. Petro
President and Chief Executive Officer Date: May 7, 2007

/s/ Marcel Martin
Marcel Martin
Vice President, Finance Chief Financial Officer Date: May 7, 2007

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01
Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	3.02	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

(4)	4.01	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

(10)	10.01
Indemnification Agreement by and between Haynes International, Inc. and Anastacia S. Kilian, dated March 15, 2007 (incorporated by reference to Exhibit 10.31 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	10.02
Second Amended and Restated Haynes International, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.28 to Haynes International, Inc. Registration Statement or Form S-1, Registration No. 333-140194).

	10.03	Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.28 to Haynes International, Inc. Registration Statement or Form S-1, Registration No. 333-140194).

(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.

	31.02*	Rule 13a-14(a)/15d-14(a) Certification.

(32)	32.01*	Section 1350 Certifications.

* Filed herewith