Form 10-Q
period 2007-06-30
HAYNES INTERNATIONAL INC
filed 2007-08-06
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2007

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from ________  to ___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2007, the registrant had 11,650,000 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1   FINANCIAL INFORMATION
Item 1. Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS	September 30, 2006	June 30, 2007
Current assets:
Cash and cash equivalents	$6,182	$5,426
Restricted cash – current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,751 and $1,279, respectively	77,962	83,740
Inventories, net	179,712	284,384
Income tax benefit	-	5,729
Deferred income taxes – current portion	10,759	8,489
Total current assets	274,725	387,878

Property, plant and equipment (at cost)	100,373	111,848
Accumulated depreciation	(11,452)	(17,131)
Net property, plant and equipment	88,921	94,717

Deferred income taxes – long term portion	27,368	26,562
Prepayments and deferred charges, net	2,719	5,488
Restricted cash – long term portion	440	330
Goodwill	42,265	41,321
Other intangible assets	9,422	8,579
Total assets	$445,860	$564,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,487	$80,580
Income taxes payable	2,294	-
Accrued pension and postretirement benefits	8,134	7,928
Revolving credit facilities	116,836	17,804
Deferred revenue – current portion	-	2,500
Current maturities of long-term obligations	110	110
Total current liabilities	172,861	108,922

Long-term obligations (less current portion)	3,097	3,006
Deferred revenue (less current portion)	-	45,954
Accrued pension and postretirement benefits	118,354	115,424
Total liabilities	294,312	273,306

Stockholders’ equity:
Common stock, $0.001 par value (20,000,000 and 40,000,000 shares authorized, 10,000,000 and 11,650,000 issued and outstanding at September 30, 2006 and June 30, 2007, respectively)	10	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Additional paid-in capital	122,937	212,351
Accumulated earnings	27,760	76,089
Accumulated other comprehensive income	841	3,117
Total stockholders’ equity	151,548	291,569
Total liabilities and stockholders’ equity	$445,860	$564,875

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007
Net revenues	$114,932	$141,087	$320,320	$398,886
Cost of sales	81,698	104,148	241,181	287,993
Selling, general and administrative expense	10,825	10,871	29,637	29,152
Research and technical expense	622	747	1,957	2,225
Operating income	21,787	25,321	47,545	79,516
Interest expense, net	1,852	263	5,817	3,338
Income before income taxes	19,935	25,058	41,728	76,178
Provision for income taxes	7,960	7,317	16,461	27,849
Net income	$11,975	$17,741	$25,267	$48,329
Net income per share:
Basic	$1.20	$1.52	$2.53	$4.55
Diluted	$1.16	$1.49	$2.47	$4.40
Weighted average shares outstanding:
Basic	10,000,000	11,650,000	10,000,000	10,616,484
Diluted	10,319,344	11,913,310	10,242,849	10,981,509

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007
Net income	$11,975	$17,741	$25,267	$48,329
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,314	589	1,958	2,276
Comprehensive income	$14,289	$18,330	$27,225	$50,605

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
Cash flows from operating activities:	2006	2007
Net income	$25,267	$48,329
Depreciation	4,888	5,474
Amortization	1,473	843
Stock compensation expense	2,055	2,359
Excess tax benefit from option exercises	—	(7,888)
Deferred revenue	—	48,454
Deferred income taxes	(4,878)	2,775
Loss on disposal of property	(224)	51
Change in assets and liabilities:
Accounts receivable	(16,865)	(4,412)
Inventories	(26,522)	(102,540)
Other assets	(743)	(2,695)
Accounts payable and accrued expenses	(1,927)	33,693
Income taxes payable	7,604	1,272
Accrued pension and postretirement benefits	3,072	(3,242)
Net cash provided by (used in) operating activities	(6,800)	22,473
Cash flows from investing activities:
Additions to property, plant and equipment	(7,246)	(11,132)
Change in restricted cash	110	110
Net cash used in investing activities	(7,136)	(11,022)
Cash flows from financing activities:
Net increase (decrease) in revolving credit	17,942	(99,032)
Proceeds from equity offering, net	—	72,753
Proceeds from exercise of stock options	—	6,083
Excess tax benefit from option exercises	—	7,888
Changes in long-term obligations	—	(123)
Net cash provided by (used in) financing activities	17,942	(12,431)

Effect of exchange rates on cash	81	224
Increase (decrease) in cash and cash equivalents	4,087	(756)

Cash and cash equivalents, beginning of period	2,886	6,182
Cash and cash equivalents, end of period	$6,973	$5,426

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$5,764	$3,198
Income taxes	$14,115	$23,818

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of the management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2007 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Equity Offering

On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses were $72,753. As a part of the offering, certain employees and directors exercised 450,000 stock options and the payment of the exercise price for those stock options resulted in an additional $6,083 in proceeds to the Company.

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

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company will begin recognition of the funded status of its defined benefit pension and post-retirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. Based on September 30, 2006 information, the impact on the Company’s financial position would be a reduction in pension and post-retirement benefits liability of $5,200, an increase in stockholders’ equity-accumulated other comprehensive income of $3,200, and a reduction of deferred tax assets of $2,000. The impact on the financial statements as of the adoption date of September 30, 2007 will be based on information as of September 30, 2007. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Quantifying Misstatements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s results of operations or financial position.

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

Note 3. Inventories

The following is a summary of the major classes of inventories:

	September 30, 2006	June 30, 2007
Raw materials	$7,214	$17,647
Work-in-process	96,674	162,013
Finished goods	74,575	102,987
Other, net	1,249	1,737
	$179,712	$284,384

Note 4. Income Taxes

Income tax expense for the three and nine months ended June 30, 2006 and 2007, differed from the U.S. federal statutory rate of 35% due to state income taxes and differing tax rates on foreign earnings and amended tax returns to claim favorable items from extraterritorial income exclusion and foreign tax credits. During the nine month period ended June 30, 2007, amended returns prior to August 31, 2004 (the date of implementation of fresh start accounting resulting from the plan of reorganization) were recorded as a reduction of goodwill of $944 and an increase to both deferred income tax assets and current income tax benefit.

Note 5. Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2006 and 2007 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2006	2007	2006	2007	2006	2007	2006	2007
Service cost	$842	$1,044	$98	$361	$2,604	$3,161	$1,451	$1,083
Interest cost	2,276	2,430	262	1,115	7,033	7,361	3,862	3,345
Expected return	(2,533)	(2,590)	—	—	(7,829)	(7,844)	—	—
Amortization	—	—	66	(1,032)	—	—	974	(3,096)
Net periodic benefit cost	$585	$884	$426	$444	$1,808	$2,678	$6,287	$1,332

The Company contributed $3,131 to the Company sponsored domestic pension plans, $3,362 to its other post-retirement benefit plans and $842 to the U.K. pension plan for the nine months ended June 30, 2007. The Company presently expects to contribute an additional $560 to its domestic pension plans, $1,638 to its other post-retirement benefit plans and $281 to its U.K. pension plan for the remainder of fiscal 2007.

During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company’s liability related to total retiree health care costs at $5,000 annually, effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduced the accumulated post-retirement benefit liability due to this plan amendment by $46,313, and that amount will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006, reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not eligible to participate in the defined benefit pension plan; however, they are eligible for an enhanced matching benefit pursuant to the 401(k) defined contribution plan.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. In February 2007, the Company, along with numerous other manufacturers, was named in a lawsuit in the state of California involving welding rod-related injuries. In addition, as previously disclosed, the Company is currently a party to similar such lawsuits in California and in Texas. All three cases similarly allege that the welding related products of the defendant manufacturer harmed the users of such products through the inhalation of welding fumes containing manganese. Both of the cases pending in the state of California were removed to federal court in the second fiscal quarter of 2007. The Company believes that it has defenses to the allegations in these three cases and, that if found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 lawsuits filed in the state of California, with similar allegations. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect the Company’s liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases (in which the Company was not a party), at least two courts have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of those cases are distinguishable from the facts of its pending cases, the Company cannot assure investors that the claims against it will be dismissed based upon the Confirmation Order. It is also possible that the Company could be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

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

As of September 30, 2006 and June 30, 2007, the Company has accrued $1,483 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,871 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $98 per year over the remaining obligation period.

Note 7. Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. The transaction is documented by an Access and Security Agreement and a Conversion Services Agreement, both dated November 17, 2006. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. In addition to the volume commitment, the Company has granted TIMET a security interest on its four-high Steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which would be required to expand capacity. The Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to manufacture its own titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50,000 will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the up-front fee not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company has used the proceeds, net of expenses, of the $50,000 up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Upon certain instances of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of a force majeure event which results in a performance default, the Company is required to return the unearned portion (as defined) of the up-front fee. Revenue of $1,546 has been recognized as a part of the straight-line recognition of the $50,000 up-front fee related to this agreement, during the nine months ended June 30, 2007. Taxes will be paid on the up-front fee primarily in fiscal 2008.

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

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. Amortization of the patents and other intangibles was $1,473 and $843 for the nine months ending June 30, 2006 and 2007, respectively.

Goodwill was adjusted due to amended tax returns prior to August 31, 2004 (the date of implementation of fresh start accounting resulting from the plan of reorganization). The adjustment of $944 decreased goodwill and increased both deferred income tax assets and current income tax benefit.

The following represents a summary of intangible assets and goodwill at September 30, 2006 and June 30, 2007:

September 30, 2006	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$42,265	$-	$-	$42,265
Patents	8,667	(3,800)	-	4,867
Trademarks	3,800	-	-	3,800
Non-compete	590	(161)	-	429
Other	465	(139)	-	326
	$55,787	$(4,100)	$-	$51,687

June 30, 2007	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$42,265	$-	$(944)	$41,321
Patents	8,667	(4,484)	-	4,183
Trademarks	3,800	-	-	3,800
Non-compete	590	(224)	-	366
Other	465	(235)	-	230
	$55,787	$(4,943)	$(944)	$49,900

Estimate of Aggregate Amortization Expense:

Year Ended September 30,
2007 (remainder of fiscal year)	$285
2008	983
2009	708
2010	376
2011	363

Note 9. Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands except share and per share data)	2006	2007	2006	2007
Numerator:
Net Income	$11,975	$17,741	$25,267	$48,329
Denominator:
Weighted average shares outstanding - Basic	10,000,000	11,650,000	10,000,000	10,616,484
Effect of dilutive stock options	319,344	263,310	242,849	365,025
Weighted average shares outstanding - Diluted	10,319,344	11,913,310	10,242,849	10,981,509

Basic net income per share	$1.20	$1.52	$2.53	$4.55
Diluted net income per share	$1.16	$1.49	$2.47	$4.40

Anti-dilutive weighted average shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income per share. A total of 9,438 and 12,745 anti-dilutive weighted average shares were excluded for the three and nine months ended June 30, 2006, respectively. A total of 6,794 and 2,265 anti-dilutive weighted average shares were excluded for the three and nine months ended June 30, 2007, respectively.

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

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 30, 2007	$19.06	0%	4.54%	30.00%	3 years

On March 30, 2007, the Company granted 126,000 options at an exercise price of $72.93, the fair market value of the Company’s common stock on the day of the grant. As a part of the equity offering, 450,000 options were exercised which generated $6,084 cash to the Company and increased the shares of common stock outstanding by 450,000 shares.

The stock-based employee compensation expense for the nine months ended June 30, 2007 was $2,359 ($1,404 net of tax or $.13 per fully diluted share) leaving remaining unrecognized compensation expense at June 30, 2007 of $3,390 to be recognized over a weighted average period vesting of 0.91 years.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2007:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2006	980,000	$14.54
Granted	126,000	72.93
Exercised	(450,000)	13.52		$23,166,466
Outstanding at June 30, 2007	656,000	26.45	7.87 years	$38,034,684
Vested or expected to vest	656,000	26.45	7.87 years	$38,034,684
Exercisable at June 30, 2007	164,995	14.59	7.33 years	$11,523,223

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	421,451	$12.80	7.17	141,447	$12.80
May 5, 2005	16,667	19.00	7.83	8,334	19.00
August 15, 2005	23,334	20.25	8.17	-	20.25
October 1, 2005	14,086	25.50	8.25	4,086	25.50
February 21, 2006	39,462	29.25	8.67	6,128	29.25
March 31, 2006	15,000	31.00	8.75	5,000	31.00
March 30, 2007	126,000	72.93	9.75	-	72.93
	656,000			164,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) any significant change in customer demand for its products or in demand for its customers’ products; (iii) the Company’s dependence on production levels at its Kokomo facility and its ability to make capital improvements at that facility; (iv) rapid increases in the cost of nickel, energy and other raw materials; (v) the Company’s ability to continue to develop new commercially viable applications and products; (vi) the Company’s ability to recruit and retain key employees; (vii) the Company’s ability to comply, and the costs of compliance, with applicable environmental laws and regulations; (viii) economic and market risks associated with foreign operations and U.S. and world economic and political conditions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in Part II, Item 1A. of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, may affect the accuracy of forward-looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview and Recent Developments

Haynes International, Inc. is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless steel wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company’s principal products are high-performance alloys in sheet, coil and plate forms and, to a lesser extent, seamless and welded tubulars, bar, billet and wire forms.

On June 27, 2007 the Company announced that the membership of the United Steelworkers Local 2958 (USW) ratified a three-year agreement covering approximately 514 employees at the Company’s Kokomo, Indiana plant and the Lebanon, Indiana service center. The new agreement succeeded an existing agreement that ran through June 11, 2007, which was subsequently extended through June 30. The agreement includes a one-time cash bonus of four thousand dollars for each covered employee, wage increases in 2007, 2008 and 2009, increased scheduling flexibility, closing the defined benefit pension plan to new hires, and increasing the pension multiplier for plan participants. Management believes that the economic effect of the new agreement will be neutral to the Company over the long-term. The one-time cash bonus total of $2.2 million (including employer taxes) was expensed as a current period expense due to the fact that it did not lower the wage rate over the term of the agreement.

Haynes International Limited (“Haynes UK”), a wholly-owned subsidiary of the Company based in the United Kingdom, and Burdale Financial Limited (“Burdale”) entered into a Supplemental Agreement (the “Supplement Agreement”) with an effective date of April 30, 2007, which amended certain terms of the revolving credit facility between Haynes UK and Burdale dated April 2, 2004. Specifically, the Supplemental Agreement extended the maturity date of the UK revolving credit facility to April 2, 2008, reduced the margin included in the interest rate from 3% per year to 2.25% per year, and reduced the commitment fee on the daily undrawn and/or unutilized balance of the facility limit from 0.375% to 0.25%.

Capital Spending

As previously disclosed, the Company’s capital spending for fiscal 2007 and fiscal 2008 is expected to approximate $15.0 million per year. Acceleration of future capital spending beyond what is currently planned may occur to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing costs and increased capacity. Subsequent to fiscal 2008, capital spending for maintenance projects is expected to approximate between $5.0 million to $6.0 million per year. Capital projects for expansion will be in addition to these amounts and will be determined on an ongoing basis.

In the fourth quarter of fiscal 2007 the Company has several planned equipment outages scheduled to complete key capital equipment upgrades. These planned equipment upgrades include the electro slag remelt furnaces, the completion of the majority of the upgrades on the primary cold rolling mill, the MKW100, and completion of the upgrades on one of the Company’s two primary annealing furnaces (which are discussed in greater detail under “Future Uses of Liquidity” below). It is not anticipated that these planned outages will materially impact shipments for the quarter. Significant effort and planning has gone into achieving these upgrades with the least possible machine down time and management anticipates that year-to-year volume growth will continue. The rate of growth in volume over the next twelve to fourteen months could be impacted by any number of factors, including but not limited to the duration of the planned outages or by an unanticipated start-up problem.

With the completion of these major equipment projects in fiscal 2007 and with the completion of the upgrade on the second primary annealing furnace in the first half of fiscal 2008, the Company continues on track with increasing sheet production capacity from 9.0 million pounds to 14.0 million pounds and achieving the objective of shipping 23.5 million pounds of high-performance alloys per year beginning sometime in the period between 2009 and 2011. In addition to the increased capacity available for sheet production, it is anticipated that this increased level of capacity will provide improved cost absorption in the sheet finishing operation and in both the melting and hot rolling operations. Further, management believes the improvements in cost absorption will lead to improved gross margin performance. Shipments of high-performance alloys are up 9.1% for the first three quarters of fiscal 2007 compared to the same period of fiscal 2006, due to a combination of improved demand and improved capacity.

Geographic Growth Markets

China continues to be an expanding market opportunity for the Company particularly with the continued strong gross domestic product growth rate of 11% for 2006 (according to the Wall Street Journal, July 20, 2007) and continuing development in the Chinese aerospace, chemical processing and turbine markets. Shipments from the Company’s U.S. operations into China in fiscal 2000 were $0.3 million, growing to approximately $6.6 million in fiscal 2004 and $23.3 million in the first nine months of fiscal 2007. Part of this growth is attributable to the China Service Center which opened in fiscal 2006. In addition, the Company has started a process of evaluating the possibility of opening a second service center in China due, in part, to the continued growth in the Chinese markets.

India continues to also provide opportunities for shipments from the Company’s U.S. operations, due in part to, the development in the country of our primary markets and to the opening of the sales office in fiscal 2006. Sales from the Company’s U.S. operations to India for the first nine months of fiscal 2007 were $3.2 million compared to sales of less than $0.3 million in fiscal 2003. The Company continues to evaluate whether to open a service center in India at some point in the future.

Alloy Development

The Company continued to see progress in the areas of new alloy development during the quarter. HAYNES® 282® alloy, which is believed to have significant commercial potential, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been approximately 50 customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for auto and other high-temperature applications. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers. In addition to HAYNES 282 alloy, U.S. patent applications were filed in 2006 for the HASTELLOY® HYBRID-BC1™ alloy and HAYNES® NS-163™ alloy. Both of these new materials have significant, medium to long-term commercial potential. Commercial scale-up of HYBRID-BC1 alloy, which has applications in the chemical processing industry, continues. Manufacturing trials are ongoing and market introduction is expected in mid-2008. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and auto markets. Data generation and fabrication trials will continue through 2008, with test marketing expected to commence in late 2008 and early 2009. Finally, commercialization of HASTELLOY® C-22HS® alloy also continues. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. Although, the above alloys are in the early stages of commercialization and pounds sold to date are very low compared to the Company’s other proprietary alloys, these alloys, (particularly HAYNES 282 alloy) are significantly further along the commercialization curve when compared to historical trends for other proprietary alloys introduced by the Company. In addition to the commercial scale-up of these alloys, the Company continues to research new alloys not yet ready to begin the commercialization process.

Quarterly Market Information

Set forth below is selected data relating to the Company’s backlog, the average nickel price per pound, as well as breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown. This data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s discussion and analysis of financial condition and results of operations” included in this quarterly report.

	Quarter Ended				Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Backlog[1]
Dollars (in thousands)	$203,497	$207,392	$200,820	$206,922	$206,859	$237,589	$258,867
Pounds (in thousands)	8,229	8,306	7,972	8,097	7,575	8,454	8,551
Average selling price per pound	$24.73	$24.97	$25.19	$25.56	$27.31	$28.10	$30.27

Average nickel price per pound
London Metals Exchange [2]	$6.09	$6.76	$9.41	$13.67	$15.68	$21.01	$18.92

[1]
The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

[2]	Average price for a 30 day cash buyer as reported by the London Metals Exchange.

	Quarter Ended				Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Net revenues (in thousands)
Aerospace	$38,901	$42,428	$41,886	$42,532	$43,827	$48,232	$55,317
Chemical processing	27,530	34,422	38,274	29,196	38,778	37,701	31,495
Land-based gas turbines	14,699	17,122	19,670	26,456	20,076	27,993	26,812
Other markets	12,461	16,118	13,521	14,248	15,671	20,352	24,598
Other revenue	818	891	1,581	1,652	2,110	3,059	2,865
Net revenues	$94,409	$110,981	$114,932	$114,084	$120,462	$137,337	$141,087

Shipments by markets(in thousands of pounds)
Aerospace	1,859	1,802	1,752	1,708	1,780	1,701	1,973
Chemical processing	1,080	1,378	1,452	1,074	1,479	1,322	1,082
Land-based gas turbines	963	1,105	1,234	1,488	1,144	1,382	1,256
Other markets	1,158	1,319	1,220	1,052	1,053	1,320	1,538
Total shipments	5,060	5,604	5,658	5,322	5,456	5,725	5,849

Average selling price per pound
Aerospace	$20.93	$23.54	$23.91	$24.90	$24.62	$28.36	$28.04
Chemical Processing	25.49	24.98	26.36	27.18	26.22	28.52	29.11
Land based gas turbines	15.26	15.50	15.94	17.78	17.55	20.26	21.35
Other markets	10.76	12.22	11.08	13.54	14.88	15.42	15.99

Total average selling price	18.66	19.80	20.31	21.44	22.08	23.99	24.12

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)	Three Months Ended June 30,				Change
	2006		2007		Amount	%
Net revenues	$114,932	100.0%	$141,087	100.0%	$26,155	22.8%
Cost of sales	81,698	71.1	104,148	73.8	22,450	27.5
Selling, general and administrative expense	10,825	9.4	10,871	7.7	46	0.4
Research and technical expense	622	0.5	747	0.5	125	20.1
Operating income	21,787	19.0	25,321	18.0	3,534	16.2
Interest expense, net	1,852	1.6	263	0.2	(1,589)	(85.8)
Income before income taxes	19,935	17.3	25,058	17.8	5,123	27.5
Provision for income taxes	7,960	6.9	7,317	5.2	(643)	(8.1)
Net income	$11,975	10.4%	$17,741	12.6%	$5,766	48.2%

By market	Three Months Ended June 30,		Change
	2006	2007	Amount	%
Net revenues (dollars in thousands)
Aerospace	$41,886	$55,317	$13,431	32.1%
Chemical processing	38,274	31,495	(6,779)	(17.7)
Land-based gas turbines	19,670	26,812	7,142	36.3
Other markets	13,521	24,598	11,077	81.9
Other revenue	1,581	2,865	1,284	81.2
Net revenues	$114,932	$141,087	$26,155	22.8%

Pounds by markets(in thousands)
Aerospace	1,752	1,973	221	12.6%
Chemical processing	1,452	1,082	(370)	(25.5)
Land-based gas turbines	1,234	1,256	22	1.8
Other markets	1,220	1,538	318	26.1
Total shipments	5,658	5,849	191	3.4%

Average selling price per pound
Aerospace	$23.91	$28.04	$4.13	17.3%
Chemical processing	26.36	29.11	2.75	10.4
Land-based gas turbines	15.94	21.35	5.41	33.9
Other markets	11.08	15.99	4.91	44.3

Total average selling price	20.31	24.12	3.81	18.7

Net Revenues. Net revenues increased by $26.2 million, or 22.8%, to $141.1 million in the third quarter of fiscal 2007 from $114.9 million in the same period of fiscal 2006. Volume for all products increased by 3.4% to 5.8 million pounds in the third quarter of fiscal 2007 from 5.7 million pounds in the same period of fiscal 2006. Volume of high-performance alloys increased by 5.3% to 5.0 million pounds in the third quarter of fiscal 2007 from 4.8 million pounds in the same period of fiscal 2006. Volume of stainless steel wire decreased by 7.0% to 0.82 million pounds in the third quarter of fiscal 2007 from 0.88 million pounds in the same period of fiscal 2006 as a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to the higher average selling price available on high-performance alloy wire. The average selling price per pound for all products increased by 18.7% to $24.12 per pound in the third quarter of fiscal 2007 from $20.31 per pound in the same period of fiscal 2006, due primarily to continuing good market demand and passing through of higher raw material prices. The Company’s consolidated backlog increased in the third quarter by $21.3 million, or 9.0%, to $258.9 million at June 30, 2007 from $237.6 million at March 31, 2007. Order entry increased by $59.5 million, or 58.5%, for the third quarter of fiscal 2007 from the same period of fiscal 2006. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, management expects the current level of demand for high-performance alloys to follow the trends currently being experienced in the aerospace and chemical processing markets (which is expected to include both original equipment manufacture and construction, as well as maintenance), and the land-based gas turbine market.

Sales to the aerospace market increased by 32.1% to $55.3 million in the third quarter of fiscal 2007 from $41.9 million in the same period of fiscal 2006, due to a 17.3% increase in the average selling price per pound, combined with a 12.6% increase in volume. The increase in the average selling price per pound is due to improved product mix and the effect of passing through higher raw material costs. Product mix has improved as a result of sales of a higher percentage of products and forms with a higher average selling price when compared to the same period of fiscal 2006. Volume has improved as a result of the strength in the build rate for new aircraft.

Sales to the chemical processing market decreased by 17.7% to $31.5 million in the third quarter of fiscal 2007 from $38.3 million in the same period of fiscal 2006, due to a 25.5% decrease in volume slightly offset by a 10.4% increase in the average selling price per pound. The increase in the average selling price is primarily due to the effect of passing through higher raw material costs. The decline in volume between quarters is due to the project oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of project business. Sales to the chemical processing market were impacted in the quarter by the fact that a high number of international shipments had not reached their port of destination prior to the end of the quarter. The Company's revenue recognition policy requires that the Company not recognize revenue on certain foreign shipments until title to that shipment has passed at the foreign port. Of the $5.2 million in revenue that was deferred in the quarter as a result of this revenue recognition policy, $4.0 million of the deferral was attributed to the chemical processing market (primarily on shipments to China for project business) as compared to $1.4 million deferred in the chemical processing market in the third quarter of fiscal 2006.

Sales to the land-based gas turbine market increased by 36.3% to $26.8 million for the third quarter of fiscal 2007 from $19.7 million in the same period of fiscal 2006, due to an increase of 33.9% in the average selling price per pound and a 1.8% increase in volume. The increase in the average selling price is due to a change in product form mix from lower average selling priced billet product to a higher average selling priced sheet product and the effect of passing through higher raw material cost. Volume continued to be good as a result of the generally improved economy and higher demand for power generation, oil and gas production and alternative power systems applications.

Sales to other markets increased by 81.9% to $24.6 million in the third quarter of fiscal 2007 from $13.5 million in the same period of fiscal 2006, due to a 44.3% increase in average selling price per pound, combined with a 26.1% increase in volume. The increase in average selling price is due to continuing good market demand, a higher proportion of high-performance alloys (rather than stainless steel) as a percent of the total and the passing through of higher raw material costs. The primary reason for the increase in total sales volume of the “other markets” category is due to the Company’s continuing effort to expand the amount sold into this category and the number of other markets within this category the Company services beyond the traditional three major markets typically discussed. In the current quarter, sales dollars and pounds to the flue gas desulphurization (FGD) market increased by $6.9 million and 270,000 pounds respectively, compared to the same period in the prior year. As previously discussed, the volume of stainless steel wire decreased in the third quarter of fiscal 2007 compared to volume in the same period of the prior year as a result of the Company’s strategy to reduce production of stainless steel wire to allow greater production of high-performance alloy wire. Volume of stainless steel wire decreased by 7.0%, while volume of high-performance alloys sold to other markets increased 110.5% in the third quarter of fiscal 2007 as compared to the same period of fiscal 2006.

Other Revenue. Other revenue increased by 81.2% to $2.9 million in the third quarter of fiscal 2007 from $1.6 million for the same period of fiscal 2006. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

Cost of Sales. Cost of sales as a percentage of net revenues increased to 73.8% in the third quarter of fiscal 2007 from 71.1% in the same period of fiscal 2006. The increase in the percentage of cost of sales can be attributed to a bonus accrual to union employees upon ratification of the collective bargaining agreement of $2.2 million (or 1.6% of net revenue) and higher raw materials cost resulting from a significant increase in the cost of nickel, which makes up approximately 51% of the Company’s raw material costs. The average price for a cash buyer of nickel as reported by the London Metals Exchange for the 30 days ending June 30, 2007 was $18.92 compared to $9.41 for the 30 days ending June 30, 2006. This increase in cost was partially offset by reductions in manufacturing cost resulting from the capital improvements program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained nearly flat, at $10.9 million in the third quarter of fiscal 2007 compared to $10.8 million for the same period of fiscal 2006. The increase is due to increased expenses as a result of increased net revenue, such as commissions. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.7% in the third quarter of fiscal 2007 compared to 9.4% for the same period of fiscal 2006, primarily due to increased revenue.

Research and Technical Expense. Research and technical expense remained nearly flat at $0.7 million in the third quarter of fiscal 2007 compared to $0.6 million for the same period of fiscal 2006. Research and technical expense as a percentage of net revenues remained flat at 0.5%.

Operating Income. As a result of the above factors, operating income in the third quarter of fiscal 2007 was $25.3 million compared to $21.8 million in the same period of fiscal 2006.

Interest Expense. Interest expense decreased to $0.3 million in the third quarter of fiscal 2007 from $1.9 million for the same period of fiscal 2006 due to a lower average balance outstanding.

Income Taxes. Income tax expense decreased to $7.3 million in the third quarter of fiscal 2007 from $8.0 million in the same period of fiscal 2006. The effective tax rate for the third quarter of fiscal 2007 was 29.2% compared to 39.9% in the same period of fiscal 2006. The decrease in effective tax rate primarily relates to (i) amended tax returns during the third quarter to claim favorable items from extraterritorial income exclusion and foreign tax credits and (ii) higher foreign taxable income at a lower tax rate as compared to taxable income in the U.S. at a higher tax rate.

Net Income. As a result of the above factors, net income increased by $5.8 million, or 48.2%, to $17.7 million in the third quarter of fiscal 2007 from $12.0 million in the same period of fiscal 2006. Net income includes stock compensation expense (net of tax benefit) of $0.5 million or $.05 per fully diluted share in the third quarter of fiscal 2007 and $0.4 million of $.04 per fully diluted share in the same period of 2006.

Results of Operations for the Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006.

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)	Nine Months Ended June 30,				Change
	2006		2007		Amount	%
Net revenues	$320,320	100.0%	$398,886	100.0%	$78,566	24.5%
Cost of sales	241,181	75.3	287,993	72.2	46,812	19.4
Selling, general and administrative expense	29,637	9.3	29,152	7.3	(485)	(1.6)
Research and technical expense	1,957	0.6	2,225	0.6	268	13.7
Operating income	47,545	14.8	79,516	19.9	31,971	67.2
Interest expense, net	5,817	1.8	3,338	0.8	(2,479)	(42.6)
Income before income taxes	41,728	13.0	76,178	19.1	34,450	82.6
Provision for income taxes	16,461	5.1	27,849	7.0	11,388	69.2
Net income	$25,267	7.9%	$48,329	12.1%	$23,062	91.3%

By market	Nine Months Ended June 30,		Change
Net revenues (dollars in thousands)	2006	2007	Amount	%
Aerospace	$123,215	$147,376	$24,161	19.6%
Chemical processing	100,226	107,974	7,748	7.7
Land-based gas turbines	51,491	74,881	23,390	45.4
Other markets	42,102	60,621	18,519	44.0
Other revenue	3,286	8,034	4,748	144.5
Net revenues	$320,320	$398,886	$78,566	24.5%

Pounds by markets (in thousands)
Aerospace	5,413	5,454	41	0.8%
Chemical processing	3,910	3,883	(27)	(0.7)
Land-based gas turbines	3,302	3,782	480	14.5
Other markets	3,697	3,911	214	5.8
Total shipments	16,322	17,030	708	4.3%
Average selling price per pound
Aerospace	$22.76	$27.02	$4.26	18.7%
Chemical processing	25.63	27.81	2.17	8.5
Land-based gas turbines	15.59	19.80	4.21	27.0
Other markets	11.39	15.50	4.11	36.1
Total average selling price	19.63	23.42	3.80	19.3

Net Revenues. Net revenues increased by $78.6 million, or 24.5%, to $398.9 million in the first nine months of fiscal 2007 from $320.3 million in the same period of fiscal 2006. Volume for all products increased by 4.3% to 17.0 million pounds in the first nine months of fiscal 2007 from 16.3 million pounds in the same period of fiscal 2006. Volume of high-performance alloys increased by 9.1% to 15.0 million pounds in the first nine months of fiscal 2007 from 13.7 million pounds in the same period of fiscal 2006. Volume of stainless steel wire decreased by 21.2% to 2.0 million pounds in the first nine months of fiscal 2007 from 2.6 million pounds in the same period of fiscal 2006 as a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to the higher average selling price available on high-performance alloy wire. The average selling price per pound for all products increased by 19.3% to $23.42 per pound in the first nine months of fiscal 2007 from $19.63 per pound in the same period of fiscal 2006, due primarily to continued good market demand and passing through of higher raw material prices. The Company’s consolidated backlog increased by $52.0 million, or 25.1%, to $258.9 million at June 30, 2007 from $206.9 million at September 30, 2006. Order entry increased by $121.1 million, or 38.2%, for the first nine months of fiscal 2007 from the same period of fiscal 2006. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, management expects the current level of demand for high-performance alloys to follow the trends currently being experienced in the aerospace and chemical processing markets (which is expected to include both original equipment manufacture and construction, as well as maintenance), and the land-based gas turbine market.

Sales to the aerospace market increased by 19.6% to $147.4 million in the first nine months of fiscal 2007 from $123.2 million in the same period of fiscal 2006, due to a 18.7% increase in the average selling price per pound, combined with a slight increase in volume of 0.8%. The increase in the average selling price per pound is due to improved product mix and the effect of passing through higher raw material costs. Volume has slightly increased due to continued good market demand.

Sales to the chemical processing market increased by 7.7% to $108.0 million in the first nine months of fiscal 2007 from $100.2 million in the same period of fiscal 2006, due to a 8.5% increase in the average selling price per pound, offset by a 0.7% decrease in volume. The increase in the average selling price is due to continuing good market demand and the effect of passing through higher raw material costs. Volume has slightly decreased due to project oriented nature of the market and higher amount of deferred revenue at the end of the period. Sales to the chemical processing market were impacted in the quarter by the fact that a high number of international shipments had not reached their port of destination prior to the end of the quarter. The Company's revenue recognition policy requires that the Company not recognize revenue on certain foreign shipments until title to that shipment has passed at the foreign port. Of the $5.2 million in revenue that was deferred in the quarter as a result of this revenue recognition policy, $4.0 million of the deferral was attributed to the chemical processing market (primarily on shipments to China for project business), as compared to $1.4 million deferred in the chemical processing market in the third quarter of fiscal 2006.

Sales to the land-based gas turbine market increased by 45.4% to $74.9 million for the first nine months of fiscal 2007 from $51.5 million in the same period of fiscal 2006, due to an increase of 27.0% in the average selling price per pound and a 14.5% increase in volume. The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material cost. Volume improved as a result of the generally improved economy and higher demand for power generation, oil and gas production and alternative power systems applications.

Sales to other markets increased by 44.0% to $60.6 million in the first nine months of fiscal 2007 from $42.1 million in the same period of fiscal 2006, due to a 36.1% increase in average selling price per pound, combined with 5.8% increase in volume. The increase in average selling price is due to continuing good market demand, a higher proportion of high-performance alloys (rather than stainless) as a percent of the total and the passing through of higher raw material costs. The primary reason for the increase in total sales volume of the “other markets” category is due to the Company’s continuing effort to expand the amount sold into this category and the number of other markets within this category the Company services beyond the traditional three major markets typically discussed. In the nine months ended June 30, 2007, sales and pounds to the FGD market increased by $8.7 million and 295,000 pounds, respectively, compared to the same period in the prior year. As previously discussed, the volume of stainless steel wire decreased in the period when compared to the same period in the prior year as a result of the Company’s strategy to reduce production of stainless steel wire to allow greater production of high-performance alloy wire. Volume of stainless steel wire decreased by 21.2%, while volume of high-performance alloys sold to other markets increased 68.0% in the first nine months of fiscal 2007 as compared to the same period of fiscal 2006.

Other Revenue. Other revenue increased by 144.5% to $8.0 million in the first nine months of fiscal 2007 from $3.3 million for the same period of fiscal 2006. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

Cost of Sales. Cost of sales as a percentage of net revenues decreased to 72.2% in the first nine months of fiscal 2007 from 75.3% in the same period of fiscal 2006. The decrease in the percentage of cost of sales can be attributed to a combination of the following factors: (i) improved product pricing combined with an overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (ii) reductions in manufacturing cost resulting from the capital improvements program, and (iii) decreases in energy costs (primarily natural gas). These positive factors were partially offset by a bonus accrual to union employees upon ratification of the collective bargaining agreement of $2.2 million (0.6% of net revenue) and higher raw material costs. Higher raw material costs result from a significant increase in the cost of nickel, which makes up approximately 51% of the Company’s raw material costs. The average price for a cash buyer of nickel as reported by the London Metals Exchange for the 30 days ending June 30, 2007 was $18.92 compared to $9.41 for the 30 days ending June 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $29.2 million in the first nine months of fiscal 2007 from $29.6 million for the same period of fiscal 2006 primarily due to a reduction in the allowance for doubtful accounts of $0.5 million to reflect a favorable write-off history of minimal write-offs of receivable. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.3% in the first nine months of fiscal 2007 compared to 9.3% for the same period of fiscal 2006 primarily due to increased revenue.

Research and Technical Expense. Research and technical expense increased to $2.2 million in the first nine months of fiscal 2007 from $2.0 million the same period of fiscal 2006.

Operating Income. As a result of the above factors, operating income in the first nine months of fiscal 2007 was $79.5 million compared to $47.5 million in the same period of fiscal 2006.

Interest Expense. Interest expense decreased to $3.3 million in the first nine months of fiscal 2007 from $5.8 million for the same period of fiscal 2006 due to a lower average balance outstanding.

Income Taxes. Income tax expense increased to $27.8 million in the first nine months of fiscal 2007 from $16.5 million in the same period of fiscal 2006. The effective tax rate for the first nine months of fiscal 2007 was 36.6% compared to 39.4% in the same period of fiscal 2006. The decrease in effective tax rate primarily relates to (i) amended tax returns to claim favorable items from extraterritorial income exclusion and foreign tax credits and (ii) higher foreign taxable income at a lower tax rate as compared to taxable income in the U.S. at a higher tax rate.

Net Income. As a result of the above factors, net income increased by $23.1 million, or 91.3% to $48.3 million in the first nine months of fiscal 2007 from $25.3 million in the same period of fiscal 2006. Net income includes stock compensation expense (net of tax benefit) of $1.4 million or $.13 per fully diluted share in the first nine months of fiscal 2007 and $1.3 million or $.12 per fully diluted share in the same period of fiscal 2006.

Liquidity and Capital Resources

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

Comparative Cash Flow Analysis

During the first nine months of fiscal 2007, the Company’s primary sources of cash were (i) the proceeds from its sale of 1.2 million shares of common stock and the exercise of 450,000 stock options in an underwritten public offering, (ii) cash from operations which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET, and (iii) borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below). At June 30, 2007, the Company had cash and cash equivalents of approximately $5.4 million compared to cash and cash equivalents of approximately $6.2 million at September 30, 2006.

Net cash provided by operating activities was $22.5 million (which includes the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET) in the first nine months of fiscal 2007, as compared to cash used in operating activities of $6.8 million in the same period of fiscal 2006. At June 30, 2007, inventory balances (net of foreign currency adjustments) were approximately $102.5 million higher than at September 30, 2006, as a result of the continued increase in costs of raw materials (nickel, molybdenum and cobalt), a higher level of inventory required to be maintained to support the increased level of sales and a level of safety stock in order to continue production and shipments through the planned outages related to the scheduled capital upgrades. Slightly offsetting the inventory increase is an increase in accounts payable and accrued expenses, which provided cash of $33.7 million. Net cash used in investing activities was $11.0 million in the first nine months of fiscal 2007, primarily as a result of the continuing capital expenditure program. Borrowings on the revolving credit facility decreased by $99.0 million as a result of application of the proceeds from the Company’s sale of common stock and cash generated from operations, which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET, to reduce borrowings. Taxes will be paid related to the TIMET transaction primarily in fiscal year 2008. Also included in cash from financing activities is $7.9 million for the excess tax benefit from the exercise of 450,000 stock options in the underwritten public offering.

Future Sources of Liquidity

The Company’s sources of cash for the remainder of fiscal 2007 and the first nine months of fiscal 2008 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under both the U.S. revolving credit facility and the U.K. revolving credit facility (described below). The U.S. revolving credit facility and the U.K. revolving credit facility combine to provide borrowing availability in a maximum amount of $135.0 million, subject to a borrowing base formula and certain reserves. The maximum has decreased by $10.0 million due to the elimination of an add-on participant that provided incremental availability that is no longer necessary. At June 30, 2007, the Company had cash of approximately $5.5 million, an outstanding balance of $17.8 million on the U.S. revolving credit facility, an outstanding balance of zero on the U.K. revolving credit facility and had access to a total of approximately $114.1 million under both facilities ($102.2 million in the United States and $11.9 million in the U.K.) in each case subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility. The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum, at the Company’s option. As of June 30, 2007, the U.S. revolving credit facility had an outstanding balance of $17.8 million. During the first nine months of fiscal 2007 it bore interest at a weighted average interest rate of 7.51%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of June 30, 2007, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

U.K. revolving credit facility. The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During the third quarter, the Company amended the U.K. revolving credit facility, which was set to mature April 2, 2007, to extend the maturity date to April 2, 2008, reduce the margin included in the interest rate from 3% per year to 2.25% per year, and to reduce the commitment fee on the daily undrawn and/or unutilized balance of the facility from 0.375% to 0.25%. Haynes U.K. is required to pay interest on loans made under the U.K. revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the U.K. revolving credit facility), plus 3% per annum. As of June 30, 2007, the U.K. revolving credit facility had an outstanding balance of zero. Availability under the U.K. revolving credit facility is limited by the receivables available for sale to the lender, the net of stock and inventory and certain reserves established by the lender in accordance with the terms of the U.K. revolving credit facility. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of June 30, 2007, the most recent measurement date required under the U.K. revolving credit facility, Haynes U.K. was in compliance with these covenants. The U.K. revolving credit facility is secured by a pledge of substantially all of the assets of Haynes U.K.

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

Planned fiscal 2007 and fiscal 2008 capital spending is targeted at $15.0 million in each year, of which, $11.1 million was spent through June 30, 2007. The main projects for the remainder of fiscal 2007 include completing the upgrade on the electro slag remelt furnaces, completion of the upgrade on the primary cold rolling mill, continuing the upgrade of the two annealing furnaces at the Kokomo, Indiana facility and the purchase of a new pilger mill at the Arcadia, Louisiana facility. Spending on the bright anneal lines and pilger mill will continue into fiscal 2008. The final phase of the upgrade, which started in the later part of June 2007 on annealing line #2 (Drever) is scheduled for completion in mid-August 2007. The final phase of the upgrade on annealing line #1 (Electric) is scheduled to start in November 2007 and take approximately four months to complete. During this four-month period, the #1 annealing line will be out of service. The production of sheet product during this time period will be down slightly from historical levels, however, it is not anticipated that shipments will be unfavorably impacted through this period. Management believes that the completion of these capital projects and the related improvements in reliability and performance of the equipment will have a positive effect on profitability and working capital management. As noted, planned downtime is scheduled for the fourth quarter of fiscal 2007 and the first half of fiscal 2008 to implement and complete these capital improvements.

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

See “Capital Spending” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact of these capital projects.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2007:

(in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations (including interest)(1)	$21,771	$1,521	$20,250	$—	$—
Operating lease obligations	7,291	3,281	3,786	224	—
Raw material contracts	101,428	101,428	—	—	—
Mill supplies contracts	177	177	—	—	—
Capital projects	12,108	12,108	—	—	—
Pension plan(2)	4,558	3,209	1,349	—	—
Other post-retirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Non-compete obligations(4)	440	110	220	110	—
Total	$197,773	$126,834	$35,605	$10,334	$25,000

(1)	Interest is calculated annually using the principal balance and interest rates as of June 30, 2007.
(2)
The Company has a current funding obligation to contribute $4.3 million to the domestic pension plan and all benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute an additional $0.3 million in fiscal 2007 to the U.K. Pension Plan arising from an obligation in the U.K. revolving credit facility.

(3)	Represents expected post-retirement benefits only.
(4)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Wire acquisition. This amount is reported as restricted cash.

At June 30, 2007, the Company also had a $30,000 outstanding letter of credit. The letter of credit is in connection with a building lease obligation.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Quantifying Misstatements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the fiscal year ending September 30, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

Critical Accounting Policies and Estimates

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible valuations, income taxes, retirement benefits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its target asset allocation of 60% equity and 40% fixed income. The Company’s assumption for expected weighted average rate of return for plan assets for equity and fixed income are 10.125% and 5.75%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the defined benefit pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

The Company reviews long-lived assets (both with finite and infinite lives) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value or a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value of the reporting unit’s goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets and goodwill impairment are subject to a high degree of judgment and complexity. The Company reviewed goodwill and trademarks for impairment as of August 31, 2006, and concluded no impairment adjustment was necessary. No events or circumstances have occurred that would indicate the carrying value of goodwill or trademarks may be impaired since its testing date.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt is variable rate debt at June 30, 2007. A hypothetical 10% increase in interest rate on variable rate debt would have resulted in additional interest expense of $135,000 for the nine months ended June 30, 2007. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer and Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates of less than six months. At June 30, 2007, the Company had no foreign currency exchange contracts outstanding.

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

Item 4. Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the fiscal quarter ended June 30, 2007 and since the date of the Company’s most recent evaluation described above and made as of June 30, 2007, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Francis J. Petro
Francis J. Petro
President and Chief Executive Officer
Date: August 6, 2007

/s/ Marcel Martin
Marcel Martin
Vice President, Finance Chief Financial Officer Date: August 6, 2007

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
Supplemental Agreement by and between Haynes International Limited and Burdale Financial Limited, effective as of April 30, 2007 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed on May 3, 2007).

	10.02
Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated June 8, 2007 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed June 12, 2007.)

(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

*	Filed herewith