Form 10-K
period 2007-09-30
HAYNES INTERNATIONAL INC
filed 2007-12-12
CIK 858655

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
Commission file number 001-33288

HAYNES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware State of other jurisdiction of incorporation or organization	06-1185400 (I.R.S. Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

        Registrant's telephone number, including area code (765) 456-6000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Stock Market LLC

        Securities registered pursuant to section 12(g) of the Act: None.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act ☐ Yes ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act ☐ Yes ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

        As of March 31, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $748,124,108 based on the closing sale price as reported on the NASDAQ Global Market System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

        11,807,237 shares of Haynes International, Inc. common stock were outstanding as of December 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 25, 2008 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to, strategic plans; trends in the industries that consume the Company's products; the Company's ability to develop new products; and the Company's ability to make capital expenditures and finance operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the Company's control.

        The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties, some of which are discussed in Item 1.A to this Report, may affect the accuracy of forward-looking statements.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 68% of net revenues in fiscal 2007. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

        The Company has achieved its growth through a combination of capitalizing on the growth of its end markets, increasing value-added services provided to its customers, increasing its presence in international markets and, to a lesser extent, selected strategic initiatives such as its November 2004 acquisition of assets of The Branford Wire and Manufacturing Company. For fiscal 2007, net revenues were $559.8 million, a 28.9% increase over fiscal 2006 net revenues of $434.4 million. As of September 30, 2007, backlog orders were approximately $236.3 million, compared to approximately $206.9 million as of September 30, 2006 and approximately $188.4 million as of September 30, 2005. See "Business—Backlog" for a description of how the Company calculates backlog.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo and Arcadia facilities specialize in flat and tubular products, respectively, and the Mountain Home facility manufactures high-performance alloy wire and stainless steel wire. The Company's products are sold primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-

operated. In fiscal 2007, approximately 85% of the Company's net revenues was generated by its direct sales organization, and the remaining 15% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

        The address of Company's website is www.haynesintl.com. The Company posts its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 since May 7, 2007 on its website. For all filings made prior to that date, the Company's website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company's website is not incorporated by reference and does not form a part of this Form 10-K.

Significant Events of Fiscal 2007

        The information under the caption "Significant Events of Fiscal 2007" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K is incorporated herein by reference.

Company History and Reorganization

        The Company began operations in 1912 as the Haynes Stellite Works, which was purchased by Union Carbide and Carbon Corporation in 1920. In 1972, the operations were sold to Cabot Corporation. In 1987, Haynes was incorporated as a stand-alone corporation in Delaware, and in 1989 Haynes was sold by Cabot Corporation to Morgan Lewis Githens & Ahn Inc., a private investment firm. The Blackstone Group, a private investment firm, purchased Haynes from Morgan Lewis Githens & Ahn Inc. in 1997. Haynes encountered liquidity difficulties throughout fiscal 2003 and the first half of fiscal 2004. Due to concurrent downcycles in its largest markets, and rising raw material and energy costs, the Company could not generate sufficient cash to both satisfy its debt service obligations and fund operations. On March 29, 2004, Haynes and its U.S. subsidiaries and affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (II U.S.C. § et seg.). From March 29, 2004 through August 31, 2004, Haynes continued to operate as debtor-in-possession subject to the supervision of the bankruptcy court. On August 31, 2004, Haynes emerged from bankruptcy pursuant to a court-approved plan of reorganization. Prior to the reorganization, all of the outstanding shares of its common stock were owned by Haynes Holdings, Inc., a Delaware corporation. In connection with the reorganization, Haynes Holdings, Inc. and Haynes International, Inc. were merged, and Haynes was the surviving corporation of the merger. Pursuant to the plan of reorganization, all of the shares of the Company's common stock were cancelled, and 10.0 million new shares of the Company's common stock, were issued in connection with its emergence from bankruptcy. Under the terms of the plan of reorganization, each former holder of the Company's 11 5/8% senior notes due September 1, 2004 received its pro rata share of 9.6 million shares of the Company's new common stock in full satisfaction of all of the Company's obligations under the senior notes. Additionally, each former holder of the shares of common stock of Haynes Holdings, Inc. received its pro rata share of the remaining 400,000 shares of the Company's new common stock in exchange for its outstanding shares of Haynes Holdings, Inc. common stock. The plan of reorganization also provided for the payment or satisfaction of all secured and unsecured claims against Haynes, except as reinstated under the plan of reorganization and except with respect to the 11 5/8% senior notes due September 1, 2004, which were exchanged for equity as described above.

Business Strategy

        The Company's goal is to grow its business and increase revenues and profitability while continuing to be its customers' provider of choice for high-performance alloys. The Company's primary end markets have experienced significant expansion, and management believes that they will continue to demonstrate attractive fundamentals with demand increasing for aerospace, chemical plants and land-based gas turbines. The Company intends to penetrate and capitalize on the growth in these end markets by taking advantage of its diverse product offerings and service capabilities and to increase capacity and lower costs through strategic investment in manufacturing facilities. In order to accomplish these goals, the Company intends to pursue the following:

  •
  Increase productivity through strategic equipment investment.    The Company expects to continue to improve operating efficiencies through ongoing capital investment in manufacturing facilities and equipment. Recent investment in equipment has significantly improved the Company's operating efficiency by increasing capacity, reducing downtime and manufacturing costs and improving working capital management and product quality. Because the Company is one of the few manufacturers with the expertise and facilities to produce high-performance alloys, management believes that the Company's investments will enable it to continue to satisfy increased customer demand for value-added products that meet precise specifications.

  •
  Increase sales by providing value-added processing services.    The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors. The Company's service and sales centers enable it to develop close customer relationships through direct interaction and to respond to customer orders quickly while providing value-added services such as laser and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services have allowed it to increase selling prices.

  •
  Increase worldwide sales through international service and sales centers.    The Company intends to continue its efforts to increase its sales to non-U.S. customers and strategically position its service and sales centers in key international locations. The Company recently opened a service and sales center in China, the first service and sales center operated by any manufacturer of nickel- or cobalt-based alloys in China, and sales centers in Singapore, India and Italy. The Company is evaluating whether to expand its sales center in India to include service as well as sales.

  •
  Continue to expand its maintenance, repair and overhaul business.    The Company believes that its maintenance, repair and overhaul, or MRO, business serves a growing market and represents both an expanding and recurring revenue stream. Products used in the Company's end markets require periodic replacement due to the extreme environments in which they are used, which drives demand for recurring MRO work. The Company intends to continue to leverage the capabilities of its service and sales centers to respond quickly to its customers' time-sensitive MRO needs to develop new and retain existing business opportunities.

  •
  Increase revenue by developing new products and new applications for existing alloys.    The Company believes that it is the industry leader in developing new alloys designed to meet its customers' specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high-performance alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys, an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results, and expects to focus its development efforts on specialized automotive products, the biopharmaceutical industry, the energy market for fuel cells and the market for turbine components for higher temperature operations.

  •
  Expand product capability through strategic acquisitions and alliances.    The Company will continue to examine opportunities that enable it to offer customers an enhanced and more competitive product line to complement its core flat products. These opportunities may include product line enhancement, such as that provided by the Branford Acquisition (as described below) in November 2004. The Company will continue to look for opportunities that will enhance the portfolio of products provided to customers such as wire, tubing, fittings and bar. The Company will also continue to evaluate strategic relationships with third parties in the industry in order to enhance its competitive position and relationships with customers, including distribution agreements and agreements similar to the 20-year conversion agreement the Company entered into with Titanium Metals Corporation, or TIMET, in November 2006.

Branford Acquisition

        On November 5, 2004, Haynes Wire Company, a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8.3 million, which was paid in cash (the "Branford Acquisition"). As part of the transaction, Haynes Wire acquired a wire manufacturing plant in Mountain Home, North Carolina, manufacturing equipment, accounts receivable and inventory. Haynes Wire also entered into a non-compete agreement with the former president and owner of Branford, restricting his ability to compete with Haynes Wire's operations for a period of seven years following the closing date.

        The Branford Acquisition has increased the Company's wire manufacturing capacity. Prior to the acquisition, the Company's high-performance alloy wire production capacity was approximately 500,000 pounds per year. Haynes Wire's two-shift manufacturing capacity is estimated to be approximately 2.2 million pounds of finished wire per year, with the capability to expand to approximately 3.0 million pounds per year. The Branford Acquisition allowed the Company to reduce its cost of wire production and improve the quality of the wire it produces. Haynes Wire's manufacturing facilities and equipment are designed to produce wire products efficiently and cost-effectively. In addition, the employees at the Mountain Home, North Carolina facility are experienced at producing high quality wire products.

        The Branford Acquisition provides opportunities for increasing wire sales through improvements in quality and manufacturing processes in the high-performance alloy wires the Company produces, and by offering the expanded wire product line through its service and sales centers worldwide. The Company's expertise in producing high quality wire products is enabling it to expand its product offerings and increase its participation in the nickel- and cobalt-based alloy welding wire market.

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel-and cobalt-based alloys. Except for its stainless steel wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. In fiscal 2005, 2006 and 2007, HTA products accounted for approximately 75%, 68% and 69% of the Company's net revenues (excluding stainless steel wire), respectively; and sales of the Company's CRA products accounted for approximately 25%, 32% and 31% of the Company's net revenues (excluding stainless steel wire), respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

        High Temperature Resistant Alloys.    HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace market, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generators, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations. The following table sets forth information with respect to the Company's significant high temperature resistant alloys, applications and features (new HTA development is discussed below under "Patents and Trademarks"):

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

(1)
"Aero" refers to the aerospace industry; "LBGT" refers to the land-based gas turbines industry; "CPI" refers to the chemical processing industry.

(2)
Represents a patented product or a product which the Company believes has limited or no significant competition.

        Corrosion Resistant Alloys.    CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end-user sector for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this market continues to represent an area of potential long-term growth. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. The following table sets forth information with respect to certain of the Company's significant corrosion resistant alloys, applications and features (new CRA development is discussed below under "Patents and Trademarks"):

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

(1)
"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulphurization industry.

(2)
Represents a patented product or a product to which the Company believes has limited or no significant competition.

Patents and Trademarks

        The Company currently maintains a total of approximately 20 U.S. patents and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys, three of which are currently commercially available and three of which are being scaled-up to be brought to market. Of the alloys which are being commercialized, two alloys saw advancement in the process during fiscal 2007. First, HAYNES® 282® alloy, which management believes will have significant commercial potential for the Company in the long-term, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been approximately 50 customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers. In addition, commercialization of HASTELLOY® C-22HS® alloy also continued in fiscal 2007. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. It is important to note, however, that both of these alloys are in the early stages of commercialization and pounds sold to date are very low compared to the Company's other proprietary alloys; furthermore, pounds in the next three to five years are expected to remain at very low levels. The Company believes that the alloys (particularly HAYNES 282 alloy) are significantly further along the commercialization curve when compared to historical trends for other proprietary alloys introduced by the Company.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. U.S. patent applications were filed in fiscal 2006 for the HASTELLOY® HYBRID-BC1™ alloy and HAYNES® NS-163™ alloy. Both of these new materials are believed to have significant, medium to long-term commercial potential. The scale-up of HYBRID-BC1 alloy, which has applications in the chemical processing industry, continues. Manufacturing trials are ongoing and market introduction is expected in mid-2008. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials will continue through 2008, with test marketing expected to commence in late 2008 and early 2009.

        Patents or other proprietary rights are an important element of the Company's business. The Company's strategy is to file patent applications in the U.S. and any other country that represents an important potential commercial market to the Company. In addition, the Company seeks to protect its technology which is important to the development of the Company's business. The Company also relies upon trade secret rights to protect its technologies and its development of new applications and alloys. The Company protects its trade secrets in part through confidentiality and proprietary information agreements with its customers. Trademarks on the names of many of the Company's alloys have also been applied for or granted in the U.S. and certain foreign countries.

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

End Markets

        The Company estimates that the global specialty alloy market, including stainless steels, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys, represents total production volume of approximately 38.5 billion pounds per annum. Of this total market, the Company competes in the high-performance nickel- and cobalt-based alloy sector, which is estimated to represent approximately 200 million pounds of production per annum. The high-performance alloy market demands diverse, specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, the Company believes the high-performance alloy sector provides greater growth potential, higher profit margins and greater means for service, product and price differentiation than stainless steels and general purpose nickel alloys. The Company expects growth in worldwide demand for high-performance alloys to increase significantly over the next ten years based upon increasing demand in the aerospace, chemical processing and land-based gas turbine markets. While stainless steel and general purpose nickel alloy is generally sold in bulk through third-party distributors, the Company's products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

        Aerospace.    The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Demand for the Company's products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance, replacement and overhaul. The Company views the maintenance, replacement and overhaul business as an area of continuing growth, and expects the number of engines in service to increase significantly in the next ten to twenty years.

        Chemical Processing.    The chemical processing market represents a large base of customers with diverse CRA applications driven by demand for key end use markets such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company's products in this market is driven by the level of maintenance, repair and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company's direct sales efforts in Europe and Asia, provide a competitive advantage in marketing its CRA products in the chemical processing market.

        Land-based Gas Turbines.    Demand for the Company's products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company's alloys in the land-based gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land-based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Further demand is generated in mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls. Management believes this will continue to be an area of growth for the Company as long as global demand for power generation capacity remains strong. In addition, with the opening of a service center in China and sales center in India and Singapore, the Company is well positioned to take advantage of the growth in those areas in demand for power generation.

        Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land-based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990's when Phase I of the Clean Air Act was being implemented, selection of land-based gas turbines to satisfy electric utilities' demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air Act and certain advantages of land-based gas turbines compared to coal-fired generating plants will further contribute to demand for its products over the next five to ten years.

        Other Markets.    Other markets to which the Company sells its HTA products and CRA products include flue gas desulphurization (or FGD), oil and gas, waste incineration, industrial heat treating, automotive and instrumentation. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. With the completion of the Company's currently active capital projects over the next 9 months, the Company anticipates participating in the growth in the FGD market due to the increased production capacity and the improved cost structure which will result from the completion of the capital projects. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products. As part of the Branford Acquisition, the Company also began selling stainless steel wire, but the Company's strategy is to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price available on high-performance alloy wire. The Company will continue to produce some amount of stainless steel wire, sold to higher-value markets, such as the medical wire market.

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 14 total locations in the U.S., Europe, Asia and India, 11 of which are service and sales centers. All of the Company's service and sales centers are operated either directly by the Company or though its wholly- owned subsidiaries. Approximately 85% of the Company's net revenues in fiscal 2007 was generated by the Company's direct sales organization. The remaining 15% of the Company's fiscal 2007 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. During fiscal 2007, the Company reduced the number of independent distributors and sales agents in its European distribution network in an effort to increase the efficiency of its distribution channel in that market. The Company continued relationships only with those distributors and agents who most significantly contribute to the growth of the Company's business, and focused the Company's direct efforts in certain product markets. Going forward, the Company expects its direct sales force to continue to generate approximately 85% of its total sales, although this number may increase as new service and/or sales centers are opened.

        Providing technical assistance to customers is an important part of the Company's marketing strategy. The Company provides performance analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products and to make recommendations as to the use of those products in appropriate applications, enabling the products to be included as part of the technical specifications used in the production of customers' products. The Company's market development professionals are assisted by its engineering and technology staff in directing the sales force to new opportunities. Management believes the Company's combination of direct sales, technical marketing, engineering and customer support provides an advantage over other manufacturers in the high-performance alloy industry. This activity allows the Company to obtain direct insight into customers' alloy needs and to develop proprietary alloys that provide solutions to customers' problems.

        The Company continues to focus on growth in foreign markets. China continues to be an expanding market opportunity for the Company, particularly with the continued strong gross domestic product growth rate of 11% for 2006 (according to The Wall Street Journal, July 20, 2007) and continuing development in the Chinese aerospace, chemical processing and land-based gas turbine markets. Sales from the Company's U.S. operations into China in fiscal 2000 were $0.3 million, growing to approximately $6.6 million in fiscal 2004 and $35.9 million in fiscal 2007. Part of this growth is attributable to the China service center which opened in fiscal 2005. In addition, the Company has begun to evaluate the possibility of opening a second service center in China, due in part to the continued growth in the Chinese markets.

        India also continues to provide opportunities for shipments from the Company's U.S. operations, due in part to the development of the primary markets for the Company's products in India and to the opening of the sales office in fiscal 2006. Sales from the Company's U.S. operations to India for fiscal 2007 were $4.3 million compared to sales of less than $0.3 million in fiscal 2003. The Company continues to evaluate whether to open a service center in India at some point in the future.

        Although there is a concentrated effort to expand foreign sales, the process of growing domestic business also continues. The majority of revenue and profits continue to be provided by sales to U.S. customers and the Company continues to pursue opportunities to expand this market. The Company's domestic expansion effort includes, but is not limited to, continued expansion of ancillary product forms (such as wire through the Branford Acquisition), the continued development of new high-performance alloys, the utilization of external conversion resources to expand and improve the quality of mill-produced product, the addition of equipment in U.S. service and sales centers to improve the Company's ability to provide a product closer to the form required by the customer and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

        The following table sets forth the approximate percentage of the Company's fiscal 2007 net revenues generated through each of the Company's distribution channels.

	Domestic	Foreign	Total
Company mill direct/service and sales centers	51%	34%	85%
Independent distributors/sales agents	10%	5%	15%

Total	61%	39%	100%

        The Company's top twenty customers accounted for approximately 34%, 38% and 33% of the Company's net revenues in fiscal 2005, 2006 and 2007, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2005, 2006 or 2007.

        Our net revenues and net income in fiscal 2006 and fiscal 2007 were generated primarily by our U.S. operations. Sales to domestic customers comprised approximately 61% of our net revenues in both of these fiscal years. In addition, the majority of our operating costs are incurred in the U.S., as all of our manufacturing facilities are located there. We expect our net revenues and net income will continue to be highly dependent on our domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $128.5 million, $169.3 million, and $215.9 million for fiscal 2005, 2006 and 2007, respectively. Additional information concerning foreign operations and export sales is set forth in Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

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

        The argon oxygen decarburization gas controls in the Company's primary melt facility remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the high-performance alloys. The argon oxygen decarburization gas control system also allows for statistical process control monitoring in real time to improve product quality.

        The Company has a four-high Steckel rolling mill for use in hot rolling material. The four-high Steckel mill was installed in 1982 and is one of only two such mills in the high-performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

        The Company also operates a three-high rolling mill and a two-high rolling mill, each of which is capable of custom processing much smaller quantities of material than the four-high Steckel mill. These mills provide the Company with significant flexibility in running smaller batches of varied products in response to customer requirements. The Company believes the flexibility provided by the three-high and two-high mills provides the Company an advantage over its major competitors in obtaining smaller specialty orders.

        The current and future investment in plant and equipment will allow the Company to increase capacity, reduce unplanned equipment outages, produce higher quality products at reduced costs and improve working capital management. The Company spent $10.7 million in fiscal 2006 and $16.2 million in fiscal 2007 on plant and equipment upgrades. The Company anticipates making further significant upgrades, spending a total of an additional $15.0 million over the course of fiscal 2008. This continued significant investment is a result of under-investment in prior years, as well as increases in customer demand. The principal benefits of these investments are expected to be improved machine reliability, improved product quality, increased processing efficiency and reduced maintenance costs. The improved reliability will help reduce the risk of unplanned outages similar to those that occurred in the fourth quarter of fiscal 2005. Planned outages are scheduled periodically throughout fiscal 2008 to complete these upgrades and it is anticipated that these outages for the upgrades will not materially impact product shipments or revenue.

  Backlog

        The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the Company's backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the Company's business conducted at its service and sales centers on a spot or "just-in-time" basis.

Consolidated Backlog at Fiscal Quarter End

	2004	2005	2006	2007
	(in millions)
1stquarter	$54.7	$110.9	$203.5	$206.9
2ndquarter	69.6	134.8	207.4	237.6
3rdquarter	82.6	159.2	200.8	258.9
4thquarter	93.5	188.4	206.9	236.3

Raw Materials

        In fiscal 2007, nickel, a major component of many of the Company's products, accounted for approximately 63% of our raw material costs, or approximately 41% of our total cost of sales. Each pound of high-performance alloy contain, on average, 45% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30 day period ended on the last day of the period presented, as reported by the London Metals Exchange for September 30, 2005, 2006 and 2007, was $6.45, $13.67 and $13.40, respectively.

        Since most of the Company's products are produced pursuant to specific orders, the Company purchases materials against known production schedules. The materials are purchased from several different suppliers through various arrangements including annual contracts and spot purchases, and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel rises rapidly, there may be a negative effect on our gross profit margins. The Company periodically purchases material forward with certain suppliers.

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has seven fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2007, the technology, engineering and technological testing staff consisted of 30 persons, 19 of whom have engineering or science degrees, including 7 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and in the development of new applications for already existing alloys. The Company spent approximately $2.6 million, $2.7 million and $3.1 million for research and technical support activities for fiscal 2005, 2006 and 2007, respectively.

        During fiscal 2007, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, all relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as solid oxide fuel cells, biotechnology (including waste incineration of toxic properties and manufacturing of pharmaceuticals), chemical processing and power generation.

Competition

        The high-performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company's primary competitors include Special Metals Corporation, which is now a part of Precision Cast Parts, Allegheny Technologies, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics that may be substituted for the Company's products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar strengthens, the Company may face increased competition in the U.S. from foreign competitors.

Employees

        As of September 30, 2007, the Company employed approximately 1,084 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 514 in the aggregate) are covered by a collective bargaining agreement. In July 2007, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2010. Management believes that current relations with the union are satisfactory. None of the employees of the Company's Arcadia, Louisiana, Mountain Home, North Carolina, European or Asian operations are represented by a labor union.

Environmental Matters

        The Company's facilities and operations are subject to certain foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with additional regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $1.6 million for fiscal 2007 and are expected to be approximately $1.6 million for fiscal 2008. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $0.07 million were made for pollution control improvements during fiscal 2007, with additional expenditures of approximately $0.3 million for similar improvements planned for fiscal 2008.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective action by the Company could be required. The Company is unable to estimate the costs of any further corrective action at either site, if required. Accordingly, the Company can not assure you that the costs of any future corrective action at these or any other current former sites would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company's capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

        The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. The Company's operations generate hazardous substances, and, while a large percentage of these substances are reclaimed or recycled, the Company also accumulates hazardous substances at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties. The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a potentially responsible party at sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations of liquidity.

Executive Officers

        The following table sets forth certain information concerning the persons who served as our executive officers as of September 30, 2007. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Francis J. Petro	68	President and Chief Executive Officer; Director
August A. Cijan	52	Vice President—Operations
Michael Douglas	55	Vice President—Tubular Products
Anastacia S. Kilian	33	Vice President—General Counsel & Corporate Secretary
James A. Laird	56	Vice President—Marketing, Research & Development
Marlin C. Losch	47	Vice President—North America Sales
Marcel Martin	57	Vice President—Finance, Treasurer, Chief Financial Officer
Daniel W. Maudlin	41	Controller and Chief Accounting Officer
Jean C. Neel	48	Vice President—Corporate Affairs
Scott R. Pinkham	40	Vice President—Manufacturing Planning
Gregory M. Spalding	51	Vice President—Haynes Wire & Chief Operating Officer
Charles J. Sponaugle	59	Vice President—Business Planning
Jeffrey L. Young	50	Vice President & Chief Information Officer

        Mr. Petro was elected President and Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined the Company, Mr. Petro was President and Chief Executive Officer of Inco Alloys International, a company owned by The International Nickel Company of Canada. Mr. Petro is also a director of Algoma Steel, Inc.

        Mr. Cijan has served as Vice President—Operations of the Company since April 1996. Prior to this, Mr. Cijan served as Manufacturing Manager since joining the Company in 1993.

        Mr. Douglas has served as Vice President—Tubular Products, operating of the Arcadia Tubular Products Facility since joining the Company in May 2005. From 1994 to 2005, Mr. Douglas was Executive Vice President and Managing Director of Interactive Resource Management. Mr. Douglas has over twenty years of prior executive management experience in the metals industry.

        Ms. Kilian has served as Vice President—General Counsel & Corporate Secretary since July 2006. Prior to joining the Company, beginning in 2000, Ms. Kilian was a lawyer in private practice with the law firm Ice Miller LLP in Indianapolis, Indiana.

        Mr. Laird has served as Vice President—Marketing, Research & Development of the Company since September 2007. Prior to this Mr. Laird served as Vice President—International Sales & Marketing since July 2000, after having served in various sales and marketing positions with the Company since 1983.

        Mr. Losch has served as Vice President—North American Sales since February 2006. Mr. Losch was Midwest Regional Manager prior to this and has served in various marketing, quality, engineering and production positions since joining the Company in February 1988.

        Mr. Martin was elected Vice President—Finance, Treasurer and Chief Financial Officer on July 1, 2004, after having served as Controller and Chief Accounting Officer of the Company since October 2000. From 1996 to 2000 Mr. Martin was Vice President of Finance and Chief Financial Officer of Duferco Farrell Corporation.

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

        Ms. Neel has served as Vice President—Corporate Affairs of the Company since April 2000, after having served as Director, Corporate Affairs since joining the Company in July 1999.

        Mr. Pinkham has served as Vice President—Manufacturing Planning since March 2004, after having served in various manufacturing and production capacities since joining the Company in August 1999.

        Mr. Spalding has served as Vice President—Haynes Wire & Chief Operating Officer since February 2006. Prior to this he served as Vice President, North American Sales since he joined the Company in July 1999.

        Mr. Sponaugle has served as Vice President—Business Planning of the Company since 2000, after having served as Vice President, Sales since June 1998 and in various sales, marketing and manufacturing positions since 1981.

        Mr. Young has served as Vice President & Chief Information Officer since November 2005, after having served in various Information Technology positions since joining the Company in November 1984.

Item 1A.    Risk Factors

Risks Related to Our Business

Our revenues may fluctuate widely based upon changes in demand for our customers' products.

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

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2007, represented approximately 68% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element.

Our operations are dependent on production levels at our Kokomo facility.

        Our principal assets are located at our primary integrated production facility in Kokomo, Indiana and at our production facilities in Arcadia, Louisiana and in Mountain Home, North Carolina. The Arcadia and Mountain Home plants rely to a significant extent upon feedstock produced at the Kokomo facility. Any production failures, shutdowns or other significant problems at the Kokomo facility could have a material adverse effect on our financial condition and results of operations. We believe that we maintain adequate property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss; however, there can be no assurance that such insurance will be adequate to cover such losses which may have a material adverse effect on our financial condition.

Capital expenditures are required to continue to improve operating efficiencies.

        Prior to fiscal 2005, we experienced periods of liquidity shortages which resulted in a lack of funds for capital improvements at the Kokomo facility. Although we believe that our facilities are generally in good operating condition, in fiscal 2005, 2006 and 2007 we made progress in making significant upgrades to our equipment in order to improve operating efficiencies through increased capacity, improved quality capability and reduced operating costs. We are continuing to make these upgrades, spending $16.2 million in fiscal 2007 and anticipating to spend $15.0 million in fiscal 2008, as compared to the $5.4 million we spent in fiscal 2004, $11.6 million spent in fiscal 2005 (including the Branford Wire acquisition) and the $10.7 million spent in fiscal 2006. An inability to make these upgrades could have a material adverse impact on the efficiency with which we will be able to manufacture our products and adversely affect our competitive standing within the industry. As we proceed with our capital upgrade program, we will experience some planned equipment downtime, which could affect our financial results in future periods.

Although capital upgrades will allow us to produce 23.5 million pounds of high-performance alloys annually, our ability to increase net revenues and profitability depends upon our success in effectively utilizing this new capacity.

        We have announced that our capital upgrade program will allow us to increase sheet production capacity from 9 million pounds annually to 14 million pounds annually, increasing total high-performance alloy production capacity to 23.5 million pounds. Our ability to utilize this capacity depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize the increased capacity may negatively impact our net revenues, profitability and net income.

During periods of lower demand in other alloy markets, some of our competitors, whose primary products are other alloys but who also produce some high-performance alloys, may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

        In addition to high-performance alloys, our primary competitors also produce and sell a broad range of other alloys, including stainless steel and titanium, while we produce primarily high-performance alloys. There are significant elements of fixed costs in the operating structure of these competitors, which can only be absorbed by keeping production levels high. For that reason, if our competitors are unable to fill their production capacity with their core alloys such as stainless steel and titanium, they are likely to increase their production of high-performance alloys. This may lead to increased competition in the high-performance alloy market, creating downward pricing pressures as a result of increased product in the market and more aggressive lead times.

Rapid increases in the price of nickel may materially adversely affect our operating results.

        To the extent that the price of nickel or other raw material cost rises rapidly, there may be a negative effect on our gross profit margins. In fiscal 2007, nickel, a major component of many of our products, accounted for approximately 63% of our raw material costs, or approximately 41% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of materials, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations would be materially adversely affected.

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

Failure to successfully develop, commercialize, market and sell new applications and new products could adversely affect our business.

        We believe that our proprietary alloys and metallurgical manufacturing expertise provide us with a competitive advantage over other high-performance alloy producers. Our ability to maintain this competitive advantage depends on our ability to continue to offer products that have equal or better performance characteristics than competing products at competitive prices. Our future growth will depend, in part, on our ability to address the increasingly demanding needs of our customers by enhancing the properties of our existing alloys, by timely developing new applications for our existing products, and by timely developing, commercializing, marketing and selling new products. If we are not successful in these efforts, we may experience difficulties that delay or prevent the successful development, commercialization, marketing and selling of these products, or if our new products and product enhancements do not adequately meet the requirements of the marketplace and achieve market acceptance, our revenues, cash flows and results of operations could be negatively affected.

We may be adversely affected by environmental, health and safety laws, regulations, costs and other liabilities.

        We are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the environment, the storage, handling, use, treatment and disposal of hazardous substances and wastes and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permits can also result in the imposition of substantial penalties, permit revocations and/or facility shutdowns. We cannot assure you that we have been or will at all times be in complete compliance with these laws, regulations or permits. In addition, our facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued notices of violations of laws, regulations and permits. For example, in the past five years, we have paid administrative fines for alleged violations of requirements relating to the handling and storage of hazardous wastes, requirements relating to the Kokomo facility's Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and record keeping and notification requirements relating to industrial waste water discharge. Although none of these violations has had a material effect on our financial condition, alone or in the aggregate, future violations may result in material fines, require additional capital expenditures, or both. In addition, we may be required in the future to comply with certain regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, we cannot predict the cost, if any, associated with compliance with such regulations.

        Pursuant to certain environmental laws including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, if a release of hazardous substances occurs on, under or from any of our current or former properties or any off-site location to which we sent or arranged to be sent wastes for disposal or treatment, we may be held liable for all costs arising therefrom, and there can be no assurance that the amount of such liability will not be material. We could also be held liable for any and all consequences arising out of human exposure to such substances or other hazardous substances that may be attributable to our products or other environmental damage.

        We have received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. We have also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, we are aware of elevated levels of certain contaminants in the groundwater and additional corrective action. We are is unable to estimate the costs of any further corrective action at either site, if required. Accordingly, the Company can not assure you that the costs of future corrective action, if any, will not have a material effect on our financial condition, results of operations or liquidity. Additionally, it is possible that we could be required to undertake other corrective action commitments for any other solid waste management unit existing and determined to exist at our facilities.

        We may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Our operations generate hazardous substances, much of which we accumulate at our facilities for subsequent transportation and disposal off-site or recycling by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to liability under CERCLA, and state counterparts. In addition, we may have generated hazardous substances disposed of at sites which are subject to CERCLA or equivalent state law remedial action. CERCLA imposes strict, joint and several liability for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties regardless of fault. We cannot assure you that we will not be named as a potentially responsible party at sites in the future or that the costs associated with current or future additional sites would not have a material adverse effect on our financial condition, results of operations or liquidity.

        Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. While we have budgeted for future capital and operating expenditures to comply with environmental laws, we cannot assure you that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. See "Business—Environmental Matters."

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.

        Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians, and sales and marketing staff. If we are unable to recruit, hire and retain skilled employees, our new product and alloy development and commercialization could be delayed, and our marketing and sales efforts could be hindered, which would adversely impact our competitiveness and financial results.

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

        We cannot ensure you that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.

Although a collective bargaining agreement is in place for certain employees, union or labor disputes could still disrupt the manufacturing process.

        All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 514 in the aggregate as of September 30, 2007) are covered by a collective bargaining agreement. In fiscal 2007, the collective bargaining agreement was extended until June 2010. Even though a collective bargaining agreement is in place, it is still possible that union or labor disputes could disrupt our manufacturing process. We intend to renegotiate the collective bargaining agreement in fiscal 2010 prior to the expiration of the agreement currently in place. Management believes that current relations with the union are satisfactory. We can not assure you, however, that the renegotiation of the collective bargaining agreement will not lead to a labor stoppage and negative effect on earnings. For example, there was a brief labor stoppage in connection with renegotiation of the collective bargaining agreement in fiscal 2002, although there was no such stoppage in connection with the renegotiations in fiscal 2004 or fiscal 2007.

Risks Related to Shares of Our Common Stock

Our stock price is subject to fluctuations as a result of being traded on a public exchange which may not be related to our performance.

        The stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this "Risk Factors" section and others such as:

    •
    our operating performance and the performance of other similar companies and companies deemed to be similar;

    •
    fluctuations in the market price of nickel, raw materials or energy;

    •
    market conditions in the end markets into which our customers sell their products, principally aerospace, power generation and chemical processing;

    •
    announcements of technological innovations or new products and services by us or our competitors;

    •
    the operating and stock price performance of other companies that investors may deem comparable to us;

    •
    announcements by us of acquisitions, alliances, joint development efforts or corporate partnerships in the high temperature resistant alloy and corrosion resistant alloy markets;

    •
    market conditions in the technology, manufacturing or other growth sectors; and

    •
    rumors relating to us or our competitors.

You may not receive a return on investment through dividend payments nor upon the sale of your shares of our common stock.

        The terms of our current U.S. revolving credit facility restrict us from paying cash dividends, and we do not anticipate paying cash dividends or making any other distributions on shares of our common stock in the foreseeable future. Instead, we intend to retain future earnings for use in the operation and expansion of our business. Therefore, you should not expect to receive a return on your investment in shares of our common stock through the payment of cash dividends. You also may not realize a return on your investment upon selling your shares of our common stock.

Provisions of our certificate of incorporation and by-laws could discourage potential acquisition proposals and could deter or prevent a change in control.

        Some provisions in our certificate of incorporation and by-laws, as well as Delaware statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions, including those regulating the nomination of directors, may make it more difficult for other persons, without the approval of our Board of Directors, to launch takeover attempts that a stockholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Our historical financial information is not comparable to our current financial information.

        As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and are subject to fresh start reporting requirements prescribed by generally accepted accounting principles. As required by fresh start reporting, assets and liabilities as of August 31, 2004 were recorded at fair value, with the enterprise value being determined in connection with our emergence from bankruptcy. Accordingly, our historical financial information for periods prior to August 31, 2004 is not comparable to our financial information for periods after August 31, 2004.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Manufacturing Facilities.    The Company owns manufacturing facilities in the following locations:

    •
    Kokomo, Indiana—manufactures and sells all product forms, other than tubular and wire goods;

    •
    Arcadia, Louisiana—manufactures and sells welded and seamless tubular goods; and

    •
    Mountain Home, North Carolina—manufactures and sells high-performance nickel alloy wire and stainless steel wire.

        The Kokomo plant, the Company's primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the Company's four-high Steckel mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular and wire goods and drawn wire, are produced in Kokomo.

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

        The Mountain Home plant is located on approximately 29 acres of land, and includes approximately 100,000 square feet of building space. The Mountain Home facility is primarily used to manufacture finished high-performance alloy wire and specialty stainless steel wire. A limited amount of warehousing is also done at this facility.

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

        Service and Sales Centers.    The service and sales centers contain equipment capable of precision laser and water jet processing services to cut and shape products to customers' precise specifications. The Company owns service and sales centers in the following locations:

    •
    Openshaw, England—stocks and sells all product forms; and

    •
    Lenzburg, Switzerland—stocks and sells all product forms.

        The Openshaw plant, located near Manchester, England, consists of approximately seven acres of land and over 200,000 square feet of buildings on a single site. The Company closed the manufacturing portion of the Openshaw plant in fiscal 2004 and is sourcing the required bar product for customers from external vendors. This closure did not have a material effect on the overall revenue of the U.K. operation or overall operations or financial position. In April 2005, the Company sold eight acres of the Openshaw site for a profit of $2.1 million, but retained ownership of the buildings. It is anticipated that Haynes will continue to own and operate the balance of the land, totaling seven acres, and the buildings.

        In addition, the Company leases service and sales centers in the following locations:

    •
    La Mirada, California—stocks and sells all product forms;

    •
    Houston, Texas—stocks and sells all product forms;

    •
    Lebanon, Indiana—stocks and sells all product forms;

    •
    Paris, France—stocks and sells all product forms;

    •
    Shanghai, China—stocks and sells all product forms; and

    •
    Windsor, Connecticut—stocks and sells all product forms.

        Sales Centers.    The Company leases sales centers in the following locations:

    •
    Singapore—sells all product forms;

    •
    Milan, Italy—sells all product forms; and

    •
    Chennai, India—sells all product forms.

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company believes that its existing facilities are suitable for its current business needs.

Item 3.    Legal Proceedings

        The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require us to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes federal and state EEOC administrative actions and litigation and administrative actions relating to environmental matters. For more information see "Item 1. Business—Environmental Matters." Litigation may result in substantial costs and may divert management's attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not believe that expenditures for legal proceedings will have a material effect on its financial position, results of operations or liquidity.

        The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. A third recently-filed case with similar allegations was pending in the state of Texas, but recently plaintiffs in that case agreed to dismiss their claims against Haynes. The Company believes that it has defenses to these allegations and, that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the confirmation order issued in connection with our emergence from Chapter 11 reorganization. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, it cannot assure you that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by NASDAQ since our listing on March 23, 2007.

Fiscal quarter ended:	High	Low
September 30, 2007	$100.10	$66.47
June 30, 2007	$92.23	$69.74
March 31, 2007 (from March 23)	$74.40	$70.51

        Prior to the Company's listing on NASDAQ and following the Company's emergence from bankruptcy in August 2004, trading in the Company's common stock occurred from time to time on an unsolicited basis on the pink sheets. The following table sets forth the range of high and low closing bid prices by fiscal quarter for the common stock as reported through Pink Sheets LLC. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal quarter ended:	High	Low
March 31, 2007 (through March 23)	$71.67	$39.00
December 31, 2006	$54.00	$36.00
September 30, 2006	$39.00	$35.60
June 30, 2006	$39.00	$31.00
March 31, 2006	$31.00	$24.00
December 31, 2005	$25.00	$21.00

        The range of our common stock price on NASDAQ and the pink sheets from October 1, 2006 to September 28, 2007 was $36.00 to $100.10. The closing price of the common stock was $85.37 on September 28, 2007.

        As of November 30, 2007, there were approximately 11 record holders of the Company's common stock.

        Since fiscal 2004, the Company has not declared cash dividends on shares of its common stock. The terms of the Company's revolving credit facility restrict its ability to pay cash dividends, and the Company does not have any current plans to pay cash dividends or make any other distributions on shares of the Company's common stock in the foreseeable future. Instead, the Company intends to retain any earnings for use in the operation and expansion of its business.

        The Company did not sell any unregistered securities or repurchase any of its equity securities during fiscal 2007.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2007 regarding shares of the Company's common stock issuable pursuant to its stock option plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	503,763(2)	$30.52	389,000(2)

(1)
For a description of the Company's equity compensation plans, see Note 12 to the Consolidated Financial Statements in Item 8.

(2)
Each stock option is exercisable for one share of common stock.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap Index, and Peer Group for each of the last three fiscal years ended September 30, 2007. The cumulative total return assumes an investment of $100 on September 30, 2004 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. We believe that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. We also believe the Russell 2000 Index is representative of our current market capitalization status and we will also provide this index on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc. and Carpenter Technologies Corp. We believe that the companies included in our Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among Haynes, The Russell 2000 Index, The S&P MidCap
400 Index and our Peer Group

*
For fiscal 2004, 2005, 2006 and up to March 23, 2007, the Company's stock was traded on the "Pink Sheets." As of March 27, 2007, the Company listed its common stock on The NASDAQ Global Market.

	2004	2005	2006	2007
Haynes International, Inc.	100.00	227.27	354.45	785.18
Russell 2000	100.00	116.56	126.64	140.58
S&P MidCap 400	100.00	120.76	127.15	149.20
Peer Group	100.00	160.95	231.78	392.84

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

        Set forth below are selected financial data of predecessor Haynes International, Inc. and successor Haynes International, Inc. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical consolidated financial data as of and for the years ended September 30, 2007, 2006 and 2005 and for the period September 1, 2004 through September 30, 2004 are derived from the consolidated financial statements of successor Haynes International, Inc. The selected historical consolidated financial data for the period October 1, 2003 through August 31, 2004, and as of and for the year ended September 30, 2003 are derived from the consolidated financial statements of predecessor Haynes International, Inc.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Predecessor			Successor
	Year Ended September 30, 2003(1)		Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004(2)	Year Ended September 30, 2005(2)	Year Ended September 30, 2006(2)		Year Ended September 30, 2007(2)
Statement of Operations Data:
Net revenues	$178,129		$209,103	$24,391	$324,989	$434,405		$559,836
Cost of sales	150,478		171,652	26,136 (3)	288,669 (3)	325,573	(3)	408,752	(3)
Selling, general and administrative expense	24,411	(4)	24,038	2,658	32,963	40,296		39,441
Research and technical expense	2,747		2,286	226	2,621	2,659		3,116
Restructuring and other charges(6)	—		4,027	429	628	—		—
Operating income (loss)	493		7,100	(5,058)	108	65,877		108,527
Interest expense, net	19,661		13,929	348	6,353	8,024		3,939
Reorganization items(7)	—		(177,653)	—	—	—		—
Net income (loss)	(72,255	)(8)	170,734	(3,646)	(4,134)	35,540		66,120
Net income (loss) per share:
Basic	$(722,550)		$1,707,340	$(0.36)	$(0.41)	$3.55		$6.07
Diluted	$(722,550)		$1,707,340	$(0.36)	$(0.41)	$3.46		$5.89
Weighted average shares outstanding:
Basic	100		100	10,000,000	10,000,000	10,000,000		10,896,067
Diluted	100		100	10,000,000	10,000,000	10,270,642		11,230,101
		Successor
	Predecessor
		September 30,
	September 30, 2003(1)
		2004(2)	2005(2)	2006(2)	2007(2)
Balance Sheet Data(3):
Working capital (deficit)	$(99,901)	$61,826	$59,494	$101,864	$297,855
Property, plant and equipment, net	40,229	80,035	85,125	88,921	97,860
Total assets	180,115	360,758	387,122	445,860	586,969
Total debt	201,007	85,993	106,383	120,043	38,733
Accrued pension and postretirement benefits	127,767	120,019	122,976	126,488(5)	123,587
Stockholders' equity (deficiency)	(172,858)	115,576	111,869	151,548	316,377(11)
	2003	2004	2005	2006	2007
Consolidated Backlog at Fiscal Quarter End(10):
1st quarter	$49.0	$54.7	$110.9	$203.5	$206.9
2nd quarter	53.6	69.6	134.8	207.4	237.6
3rd quarter	54.5	82.6	159.2	200.8	259.5
4th quarter	50.6	93.5	188.4	206.9	236.3
	Year Ended September 30
	2003	2004	2005	2006	2007
Average nickel price per pound(9)	$3.76	$6.02	$6.45	$13.67	$13.40

(1)
Restated. Effective October 1, 2003, the Company changed its inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. In accordance with generally accepted accounting principles, the change has been applied by restating the 2003 consolidated financial data.

(2)
As of August 31, 2004, the effective date of the plan of reorganization, the Company adopted fresh start reporting for its consolidated financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical financial information for periods after August 31, 2004 is not comparable to periods before September 1, 2004.

(3)
As part of fresh start reporting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005, 2006 and 2007 include non-cash charges of $5,083, $25,414, $0 and $0, respectively, for this fair value adjustment. Also, as part of fresh start reporting, machinery and equipment, buildings, and patents were increased by $49,436 to reflect fair value at August 31, 2004. Commencing in 2004 these costs are being recognized in cost of sales over periods ranging from 2 to 14 years. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005, 2006 and 2007 include $403, $4,788, $4,802 and $3,815, respectively, for this fair value adjustment.

(4)
In fiscal 2003, $676 of terminated acquisition costs were accounted for as selling, general and administrative expense related to a potential acquisition that we did not pursue.

(5)
During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company's liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated postretirement benefit liability due to this plan amendment by $46,300, that will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

(6)
Consists primarily of professional fees and credit facility fees related to the restructuring and refinancing activities.

(7)
During fiscal 2004, the Company recognized approximately $177,653 in reorganization items of which approximately $7,298 were expenses relating to professional fees, amendment fees, travel expenses, directors' fees, write offs of bond discount and debt issuance costs, and other expenses, and approximately $184,951 was income relating to the gain on cancellation of 11 5/8% senior notes due September 1, 2004 and fresh start reporting adjustments as a result of the reorganization.

(8)
Reflects a valuation allowance of approximately $60,307 recorded at September 30, 2003 on the Company's U.S. net deferred tax assets as a result of the Company's determination that, as of that date, it was more likely than not that certain future tax benefits would not be realized.

(9)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

(10)
We define backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in our backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of our backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of our business conducted at our service and sales centers on a spot of "just-in-time" basis.

(11)
On March 23, 2007, the Company completed an equity offering which resulted in the issuance of 1,200,000 shares of its common stock. In addition, 450,000 stock options were exercised as a part of the offering. The net proceeds of the equity offerings were $72,753 and the payment of the exercise price for the stock options resulted in an additional $6,083 in proceeds to the Company.

Quarterly Market Information

        Set forth below is selected data relating to the Company's backlog, the 30 day average nickel price per pound as reported by the London Metals Exchange, as well as breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

	Quarter Ended				Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Backlog(1)
Dollars (in thousands)	$203,497	$207,392	$200,820	$206,922	$206,859	$237,589	$258,867	$236,256
Pounds (in thousands)	8,229	8,306	7,972	8,097	7,575	8,454	8,551	7,397
Average selling price per pound	$24.73	$24.97	$25.19	$25.56	$27.31	$28.10	$30.27	$31.94
Average nickel price per pound
London Metals Exchange(2)	$6.09	$6.76	$9.41	$13.67	$15.68	$21.01	$18.92	$13.40

(1)
The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or "just-in-time" basis.

(2)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended				Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Net revenues (in thousands)
Aerospace	$38,901	$42,428	$41,886	$42,532	$43,827	$48,232	$55,317	$63,796
Chemical processing	27,530	34,422	38,274	29,196	38,778	37,701	31,495	39,986
Land-based gas turbines	14,699	17,122	19,670	26,456	20,076	27,993	26,812	28,120
Other markets	12,461	16,118	13,521	14,248	15,671	20,352	24,598	25,638

Total product revenue	93,591	110,090	113,351	112,432	118,352	134,278	138,222	157,540
Other revenue	816	891	1,581	1,653	2,111	3,058	2,865	3,410

Net revenues	$94,407	$110,981	$114,932	$114,085	$120,463	$137,336	$141,087	$160,950

Shipments by markets (in thousands of pounds)
Aerospace	1,859	1,802	1,752	1,708	1,780	1,701	1,973	2,206
Chemical processing	1,080	1,378	1,452	1,074	1,479	1,322	1,082	1,238
Land-based gas turbines	963	1,105	1,234	1,488	1,144	1,382	1,256	1,311
Other markets	1,158	1,319	1,220	1,052	1,053	1,320	1,538	923(1)

Total shipments	5,060	5,604	5,658	5,322	5,456	5,725	5,849	5,678

Average selling price per pound
Aerospace	$20.93	$23.54	$23.91	$24.90	$24.62	$28.36	$28.04	$28.92
Chemical processing	25.49	24.98	26.36	27.18	26.22	28.52	29.11	32.30
Land-based gas turbines	15.26	15.50	15.94	17.78	17.55	20.26	21.35	21.45
Other markets	10.76	12.22	11.08	13.54	14.88	15.42	15.99	27.78
Total product (excluding other revenue)	18.50	19.64	20.03	21.13	21.89	23.45	23.63	27.75
Total average selling price (including other revenue)	18.66	19.80	20.31	21.44	22.08	23.99	24.12	28.35

(1)
The decrease in pounds in Other Markets relates primarily to the reduction in stainless steel wire pounds which decreased by 651 pounds in the quarter ended September 30, 2007 versus the quarter ended June 30, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Please refer to page 1 of this Form 10-K for a cautionary statement regarding forward-looking information.

Overview of Business

        The global alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless-steel wire products, the Company competes exclusively in the high-performance alloy sector, which includes high-temperature resistant alloys, or HTA, and corrosion resistant alloys, or CRA, products. HTA and CRA products accounted for 68% and 32%, respectively, of the Company's net revenues in fiscal 2006, and 69% and 31%, respectively, of the Company's net revenues in fiscal 2007 (in each case excluding stainless steel wire). Based on available industry data, the Company believes that it is one of four principal producers of high-performance alloys in flat product form, which includes sheet, coil and plate forms. Flat products accounted for 69% of shipment pounds and 67% of net revenues in fiscal 2006, and 71% of shipment pounds and 68% of net revenues in fiscal 2007. The Company also produces its alloys as seamless and welded tubulars, and in bar, billet and wire forms. On a historical basis, flat products have accounted for a majority of the Company's net revenues, and are anticipated to continue to do so on a prospective basis.

        The Company's direct sales organization, which consists of 11 company-operated service and/or sales centers in the U.S., Europe and Asia, generated approximately 81%, 82% and 85% of the Company's net revenues in fiscal 2005, fiscal 2006 and fiscal 2007, respectively. The year over year increase is attributable to the Company's efforts to consolidate its outside distributor network in Europe (described below), increased service center business and the operation of new service and/or sales offices in China and India. The remaining 19%, 18% and 15% of the Company's net revenues in fiscal 2005, 2006 and fiscal 2007, respectively, were generated by a network of independent distributors and sales agents who supplement the Company's direct sales efforts in all markets. During fiscal 2007, the Company reduced the number of independent distributors and sales agents in its European distribution network in an effort to increase the efficiency of some of its distribution channels, continuing relationships only with those distributors who most significantly contribute to the growth of the Company's business, and focusing the Company's direct efforts in certain markets. Going forward, the Company expects its direct sales force to continue to generate approximately 85% of it's of total sales, although this number may increase as new service and sales centers are opened.

        Net revenues and net income in fiscal 2006 and fiscal 2007 were generated primarily by our United States operations. Sales to domestic customers comprised approximately 61% of net revenues in both of these fiscal years. In addition, the majority of our operating costs are incurred in the U.S., as all of our manufacturing facilities are located in the U.S. Although we expect our international sales to increase as we pursue our business strategy, for the foreseeable future, our net revenues and net income will continue to be highly dependent on our domestic sales and manufacturing facilities in the United States.

        Sales to customers outside the U.S. represented approximately 39% of the Company's net revenues in both fiscal 2006 and fiscal 2007. It is anticipated that sales to customers outside of the U.S. will continue to grow with the addition of foreign service and sales centers. Although no data is available, management believes a portion of the material that is sold to U.S. distributors and fabricators is resold and shipped overseas.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. The cost of raw materials is the primary variable cost in the manufacture of high-performance alloys and represents approximately 68% in fiscal 2007 of the Company's total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element within a certain relevant range of production.

        Lead times from order to shipment can be a competitive factor, as well as an indication of the strength of the demand for high temperature resistant alloys. The Company's current average lead times from order to shipment for mill-produced products, depending on product form, can be as short as 4 weeks and as long as 30 weeks. An order from a service and sales center can be filled in less than one week, depending upon the availability of materials in stock.

Significant Events of Fiscal 2007

  Agreement with Titanium Metals Corporation

        On November 17, 2006, the Company entered into a 20-year agreement to provide conversion services to Titanium Metals Corporation, or TIMET, for up to ten million pounds of titanium metal annually at prices established by the terms of the agreement. The transaction is documented by an Access and Security Agreement and a Conversion Services Agreement, both dated November 17, 2006. TIMET paid a $50.0 million up-front fee and will also pay the Company for processing services during the term of the agreement at prices established by the terms of the agreement. In addition to the volume commitment, the Company has granted TIMET a security interest in its four-high Steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12.0 million to the Company for certain capital expenditures which would be required to expand capacity. The Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to manufacture its own titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50.0 million will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. Income taxes associated with the up-front fee will be primarily paid in the first quarter of fiscal 2009. The Company used the net proceeds of the $50.0 million payment to reduce the balance of its U.S. revolving credit facility. Upon certain instances of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of an event of a force majeure which results in a performance default, the Company is required to return the unearned portion of the up-front fee.

        The agreement with TIMET enables the Company to monetize a portion of its excess mill capacity, while providing TIMET with the benefit of the Company's considerable expertise and experience in rolling flat products.

        Further information regarding the Company's agreement with TIMET can be found in Item 1.01 of the Company's Form 8-K filed with the Securities and Exchange Commission on November 22, 2006, which is incorporated herein by reference.

  Public Offering and Listing on NASDAQ

        On March 23, 2007, the Company completed a public equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses were $72.8 million. As a part of the offering, certain officers and directors exercised 450,000 stock options, and the payment of the exercise price for those stock options resulted in an additional $6.1 million in proceeds to the Company. Simultaneously, the Company listed its common stock on The NASDAQ Global Market. The funds from the offering, through the reduction of debt and corresponding increase in borrowing availability, allowed the Company to continue the upgrade of equipment needed to improve capacity, quality, reliability and reduce operating costs. In addition, the higher borrowing availability enabled the Company to expand its working capital amount to support the continued growth in sales.

  New Bargaining Unit Agreement

        On June 27, 2007, the Company announced that the membership of the United Steelworkers Local 2958 ratified a three-year agreement covering approximately 514 employees at the Company's Kokomo, Indiana facility and the Lebanon, Indiana service center. The new agreement succeeded an existing agreement that ran through June 11, 2007, which was subsequently extended through June 30. The agreement includes a one-time cash bonus of four thousand dollars for each covered employee, wage increases in 2007, 2008 and 2009, increased scheduling flexibility, closing the defined benefit pension plan to new hires, and increasing the pension multiplier for plan participants. Management believes that the economic effect of the new agreement will be neutral to the Company over the long-term. The one-time cash bonus total of $2.2 million (including employer taxes) was expensed as a current period expense because it did not reduce the wage rate over the term of the agreement.

  Extension of U.K. Revolving Credit Facility

        Haynes International Limited ("Haynes UK"), a wholly-owned subsidiary of the Company based in the United Kingdom, and Burdale Financial Limited ("Burdale") entered into a Supplemental Agreement (the "Supplement Agreement") with an effective date of April 30, 2007, which amended certain terms of the revolving credit facility between Haynes UK and Burdale dated April 2, 2004. Specifically, the Supplemental Agreement extended the maturity date of the UK revolving credit facility to April 2, 2008, reduced the margin included in the interest rate from 3% per annum to 2.25% per annum, and reduced the commitment fee on the daily undrawn and/or unutilized balance of the facility limit from 0.375% to 0.25%.

  Capital Spending

        In the fourth quarter of fiscal 2007, the Company completed several key capital equipment upgrades. These completed equipment upgrades include the electro slag remelt furnaces, the majority of upgrades on the primary cold rolling mill, the MKW100, and completion of the upgrades on one of the Company's two primary annealing furnaces (which are discussed in greater detail under "Future Uses of Liquidity" below).

        With the completion of these major equipment projects in fiscal 2007 and with the completion of the upgrade on the second primary annealing furnace by the end of the third quarter of fiscal 2008, the Company continues on track with increasing sheet production capacity from 9.0 million pounds to 14.0 million pounds and achieving the objective of shipping 23.5 million pounds of high-performance alloys annually no later than fiscal 2010. In addition to the increased capacity available for sheet production, it is anticipated that this increased level of capacity will provide improved cost absorption in the sheet finishing operation and in both the melting and hot rolling operations. Further, Management believes the improvements in cost absorption will lead to improved gross margin performance. Shipments of high-performance alloys increased 11.5% for fiscal 2007 compared to fiscal 2006, due to a combination of improved demand and improved capacity.

        As previously disclosed, the Company's capital spending for fiscal 2008 is expected to approximate $15.0 million. Acceleration of future capital spending beyond what is currently planned may occur to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing costs and increased capacity. As in the past, management anticipates that capital spending for maintenance projects will approximate between $5.0 million to $6.0 million per year.

  Alloy Development

        The Company continued to see progress in the area of new alloy development during fiscal 2007. Two alloys saw advancement in the commercialization process. First, HAYNES® 282® alloy, which management believes will have significant commercial potential for the Company in the long-term, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been approximately 50 customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers. In addition, commercialization of HASTELLOY® C-22HS® alloy also continued in fiscal 2007. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. It is important to note, however, that both of these alloy are in the early stages of commercialization and pounds sold to date are very low compared to the Company's other proprietary alloys; furthermore, pounds in the next three to five years are expected to remain at very low levels. The Company believes that the alloys (particularly HAYNES 282 alloy) are significantly further along the commercialization curve when compared to historical trends for other proprietary alloys introduced by the Company.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. U.S. patent applications were filed in fiscal 2006 for the HASTELLOY® HYBRID-BC1™ alloy and HAYNES® NS-163™ alloy. Both of these new materials are believed to have significant, medium to long-term commercial potential. The scale-up of HYBRID-BC1 alloy, which has applications in the chemical processing industry, continues. Manufacturing trials are ongoing and market introduction is expected in mid-2008. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials will continue through 2008, with test marketing expected to commence in late 2008 and early 2009.

  Pension Plan Change

        During the last two fiscal years, the Company has taken action to reduce the funding requirements of its Defined Benefit Pension Plans. New salaried employees hired after December 31, 2005 and new hourly employees hired after June 30, 2007 are not eligible to participate in the Defined Benefit Pension Plans. Also, effective December 31, 2007, the U.S. pension plan is being amended to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit will be increased from 1.4% to 1.6%. Management believes the redesign of the pension plan, including previous action to close the plan to new employees and the adjustment of the multiplier for non-union employees and union plan participants will reduce funding requirements by $23.0 million during the next six fiscal years. The offsetting estimated incremental cost of the enhanced 401(k) match is $2.3 million over the same six year period based on an assumption of a 90% participation rate by non-union employees. These changes to the pension plans are consistent with the cost reduction efforts enacted in fiscal 2006 to cap the Company's cost at $5.0 million annually for the postretirement medical plan.

  Geographic Growth Markets

        China continues to be an expanding market opportunity for the Company, particularly with the continued strong gross domestic product growth rate of 11% for 2006 (according to The Wall Street Journal, July 20, 2007) and continuing development in the Chinese aerospace, chemical processing and land-based gas turbine markets. Sales from the Company's U.S. operations into China in fiscal 2000 were $0.3 million, growing to approximately $6.6 million in fiscal 2004 and $35.9 million in fiscal 2007. Part of this growth is attributable to the China service center which opened in fiscal 2006. In addition, the Company has begun to evaluate the possibility of opening a second service center in China, due in part to the continued growth in the Chinese markets.

        India also continues to provide opportunities for shipments from the Company's U.S. operations, due in part to the development of our primary markets and to the opening of the sales office in fiscal 2006. Sales from the Company's U.S. operations to India for fiscal 2007 were $4.3 million compared to sales of less than $0.3 million in fiscal 2003. The Company continues to evaluate whether to open a service center in India at some point in the future.

Overview of Markets

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	2003		2004(1)		2005		2006		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues (dollars in millions)
Aerospace	$80.3	45.1%	$98.1	42.0%	$126.1	38.8%	$165.8	38.2%	$211.2	37.7%
Chemical processing	44.6	25.0	61.4	26.3	76.2	23.5	129.4	29.8	148.0	26.4
Land-based gas turbines	26.7	15.0	41.1	17.6	67.1	20.6	77.9	17.9	103.0	18.4
Other markets	25.5	14.3	31.1	13.3	53.2	16.4	56.4	13.0	86.3	15.4

Total product	177.1	99.4	231.7	99.2	322.6	99.3	429.5	98.9	548.5	97.9
Other revenue(2)	1.0	0.6	1.8	0.8	2.4	0.7	4.9	1.1	11.3	2.1

Net revenues	$178.1	100.0%	$233.5	100.0%	$325.0	100.0%	$434.4	100.0%	$559.8	100.0%

U.S.	$103.6	58.2%	$143.6	61.5%	$196.5	60.5%	$265.1	61.0%	$343.9	61.4%
Foreign	$74.5	41.8%	$89.9	38.5%	$128.5	39.5%	$169.3	39.0%	$215.9	38.6%
Shipments by Market (millions of pounds)
Aerospace	4.7	37.6%	5.5	36.7%	6.1	29.2%	7.1	32.9%	7.7	33.9%
Chemical processing	3.9	31.2	4.2	28.0	3.8	18.2	5.0	23.1	5.1	22.5
Land-based gas turbines	2.3	18.4	3.5	23.3	4.7	22.5	4.8	22.2	5.1	22.5
Other markets	1.6	12.8	1.8	12.0	6.3	30.1	4.7	21.8	4.8	21.1

Total Shipments	12.5	100.0%	15.0	100.0%	20.9	100.0%	21.6	100.0%	22.7	100.0%

Average Selling Price Per Pound
Aerospace	$17.09		$17.84		$20.63		$23.28		$27.57
Chemical processing	11.44		14.62		19.84		25.97		28.89
Land-based gas turbines	11.61		11.74		14.25		16.27		20.22
Other markets	15.94		17.28		8.50(3)		11.87(3)		17.84(3)
Total product(4)	14.17		15.45		15.42		19.84		24.15
Total average selling price	14.25		15.57		15.53		20.07		24.65

(1)
On March 29, 2004, Haynes and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Haynes emerged from bankruptcy on August 31, 2004 pursuant to a plan of reorganization. Our historical results from October 1, 2002 through August 31, 2004 (the "predecessor company") are being presented along with our financial results from September 1, 2004 through September 30, 2007 (the "successor company"). As of August 31, 2004, the effective date of the plan of reorganization, the successor company began operating under a new capital structure and adopted fresh start reporting for its financial statements. Because of our emergence from bankruptcy and adoption of fresh start reporting, the predecessor company's historical financial information for periods prior to August 31, 2004 is not comparable to the successor company's financial information for periods after August 31, 2004. The 2004 information was derived from combining the net revenue from Haynes-predecessor for the eleven months ended August 31, 2004 with net revenues from Haynes-successor for the one month ended September 30, 2004. Fresh start adjustments had no impact on net revenues.

(2)
Other revenue consists of toll conversion, royalty income, scrap sales and in fiscal 2007 revenue recognized from the TIMET agreement.

(3)
During fiscal 2005, 2006 and 2007, the "Other Markets" category includes $15.8 million, $15.1 million and $7.3 million in revenue, respectively, and 4.8 million pounds, 3.2 million pounds and 2.2 million pounds, respectively, of stainless steel wire as a result of the Branford Acquisition in November 2004.

(4)
Total product price per pound excludes "Other Revenue".

        Aerospace.    Demand for the Company's products in the aerospace industry is largely driven by orders for new jet engines, as well as requirements for spare parts and replacement parts for jet engines. The Company experienced strong growth in the late 1990's through fiscal 2001 due to the aerospace demand cycle. As a result of increased new aircraft production during this cycle and maintenance requirements, the

Company's net revenues from sales to the aerospace supply chain peaked in fiscal 2001. The Company's sales to the aerospace market declined throughout fiscal 2002 and fiscal 2003, but started to improve with the turn-around of the aerospace cycle in late fiscal 2003. The improvement has continued through fiscal 2007 and absent any catastrophic economic or political events, based on forecasted engine and airframe build schedules, the aerospace market should remain strong through fiscal 2010 and possibly longer. The Company views the maintenance, repair and overhaul (or MRO) business as an area of future growth, and expects the number of engines in service to increase significantly in the next ten to twenty years.

        Chemical Processing.    Growth in the chemical processing industry tends to track overall economic activity. Demand for the Company's products in this industry is driven by the level of maintenance, repair and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The Company believes that the basic elements that drive the use of the Company's products in the chemical processing industry are still present, but the focus for new plant construction will be in Asia and India, while maintenance and debottlenecking projects to avoid capital expansion will be the trend in Europe and North America. Concerns regarding the reliability of chemical processing facilities, their potential impact on the environment and the safety of their personnel, as well as the need for higher chemical throughput, should support future demand for more sophisticated alloys, such as the Company's specialty and proprietary CRA products. The Company's key proprietary CRA products, including HASTELLOY C-2000, which the Company believes provides better overall corrosion resistance and versatility than any other readily available CRA product, HASTELLOY B-3, HASTELLOY G-35 and HASTELLOY C-22, are expected to contribute to the Company's improving activity in this market.

        Land-based Gas Turbines.    The Company has leveraged its metallurgical expertise to develop land-based gas turbine applications for alloys it had historically sold to the aerospace industry. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, low cycle installation time, flexibility in use of alternative fuels, and fewer SO2 emissions than traditional fossil fuel-fired facilities. In addition to power generation, land-based gas turbines are required as mechanical drivers primarily for production and transportation of oil and gas, as well as emerging applications in commercial marine propulsion and micro turbines for standby or emergency power systems. The Company believes these factors have historically been primarily responsible for creating demand for its products in the land-based gas turbine industry.

        Management believes growth in this market will continue as long as global demand for increase in power generation capacity remains strong. With the opening of a service and sales center in China and sales centers in India and Singapore, the Company is well positioned to take advantage of the growth in those areas of demand for power generation.

        Prior to the enactment of the Clean Air Act, land-based gas turbines were used primarily to satisfy peak power requirements. The Company believes that land-based gas turbines are the clean, low-cost alternative to fossil fuel-fired electric generating facilities. In the early 1990's when Phase I of the Clean Air Act was being implemented, selection of land-based gas turbines to satisfy electric utilities' demand firmly established this power source. The Company believes that the mandated Phase II of the Clean Air Act and certain advantages of land-based gas turbines compared to coal-fired generating plants will further contribute to demand for its products over the next five to ten years.

        Beginning in fiscal 2002, there was a decline in the land-based gas turbine industry as a result of both the general economic slowdown and the energy crisis precipitated by the Enron bankruptcy. In that year, land-based gas turbine projects which were in progress were completed; however, projects not yet started were put on hold and new projects were not initiated. Since that time, there has been a significant improvement in the industry. Specifically, starting in the last half of fiscal 2003, projects put on hold were restarted and new projects were initiated, which contributed to the significantly improved performance in this industry beginning in fiscal 2004.

        Other Markets and Other Revenues.    In addition to the industries described above, the Company also targets a variety of other markets. Representative industries served in fiscal 2007 include flue gas desulphurization (or FGD), waste incineration, industrial heat-treating, automotive, medical and oil and gas. The Clean Air Act and comparable legislation in Europe and Asia, which create regulatory imperatives requiring the reduction of sulfur emissions, are the primary factor in determining the demand for high-performance alloys in the FGD market. The automotive and industrial heat-treating markets are highly cyclical and very competitive. Opportunities continue to exist, however, in the automotive market due to new safety-related technology, higher operating temperatures, engine control systems, and emission control systems. Also, increasing requirements for improved materials performance in industrial heating are expected to increase demand for the Company's products. The Company's participation in the oil and gas industry consists primarily of providing tubular goods for sour gas production.

        Waste incineration presents opportunities for the use of the Company's alloys to reduce the use of landfill space and to respond to government concerns over land disposal of waste, pollution, chemical weapon stockpiles, and chemical and nuclear waste handling. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications of the Company's products.

        In connection with the Branford Acquisition in the first quarter of fiscal 2005, Haynes acquired a facility that manufactured both stainless steel wire and high-performance alloy wire. The Company continues to produce stainless steel wire at its Haynes Wire facility. The high-performance alloy wire produced is reflected within the appropriate category where the wire is sold. For example, high-performance alloy wire produced for use in the chemical processing market is reflected in that category. The stainless steel wire is reflected in the "Other Markets" category and reduced the average selling price per pound within that category on a comparative basis. The Company's strategy is to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price obtained from high-performance alloy wire. The Company will continue to produce some amount of stainless wire sold to higher-value markets, such as the medical wire market. During fiscal 2007, this category included $7.3 million of net revenue, which represented 2.2 million pounds of stainless steel wire product, as compared to $15.1 million of net revenue and 3.2 million pounds of stainless steel wire product in fiscal 2006.

Impact of Fresh Start Reporting on Cost of Sales

        Upon implementation of the plan of reorganization, fresh start reporting was adopted by the Company in accordance with SOP-90-7. Under fresh start reporting, the reorganization value is allocated to the Company's net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, Business Combinations ("SFAS No. 141").

        The Company's operating income was reduced by the recognition of the fair market value adjustments to the Company's assets required by the adoption of fresh start reporting. Cost of sales included $5.5 million, $30.2 million, $4.8 million and $3.8 million of these costs in the one month period ended September 30, 2004 and the years ended September 30, 2005, 2006 and 2007, respectively.

        The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

	Fair Value Adjustment	Recognition Period	Expense Recognized from September 1 to September 30, 2004(3)	Expense Recognized from October 1, 2004 to September 30, 2005(3)	Expense Recognized from October 1, 2005 to September 30, 2006(3)	Expense Recognized from October 1, 2006 to September 30, 2007(3)
Goodwill	$41,252	N/A(1)	$—	$—	$—	$—
Inventory	30,497	6 months(2)	5,083	25,414	—	—
Machinery and equipment	41,628	14 years	245	2,974	3,124	2,975
Buildings	(859)	12 years	(6)	(72)	(72)	(72)
Land	41	N/A	—	—	—	—
Trademarks	3,800	N/A(1)	—	—	—	—
Patents	8,667	2 to 14 years	164	1,886	1,750	912

			$5,486	$30,202	$4,802	$3,815

(1)
Under applicable accounting rules, goodwill and trademarks are not amortized but are assessed to determine impairment at least annually.

(2)
Estimated length of time for one complete inventory turn.

(3)
Amortization of fair value adjustments for inventory, machinery and equipment, buildings and patents are reflected in cost of sales.

Results of Operations

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

        The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)

	Year Ended September 30,				Change
	2006		2007		Amount	%
Net revenues	$434,405	100.0%	$559,836	100.0%	$125,431	28.9%
Cost of sales	325,573	74.9%	408,752	73.0%	83,179	25.5%

Gross profit	108,832	25.1%	151,084	27.0%	42,252	38.8%
Selling, general and administrative expense	40,296	9.3%	39,441	7.0%	(855)	(2.1)%
Research and technical expense	2,659	0.6%	3,116	0.6%	457	17.2%

Operating income	65,877	15.2%	108,527	19.4%	42,650	64.7%
Interest expense, net	8,024	1.8%	3,939	0.7%	(4,085)	(50.9)%

Income before income taxes	57,853	13.3%	104,588	18.7%	46,735	80.8%
Provision for income taxes	22,313	5.1%	38,468	6.9%	16,155	72.4%

Net income	$35,540	8.2%	$66,120	11.8%	$30,580	86.0%

By market

	Year Ended September 30,		Change
	2006	2007	Amount	%
Net revenues (dollars in thousands)
Aerospace	$165,747	$211,172	$45,425	27.4%
Chemical processing	129,422	147,960	18,538	14.3%
Land-based gas turbines	77,947	103,001	25,054	32.1%
Other markets	56,350	86,259	29,909	53.1%

Total product revenue	429,466	548,392	118,926	27.7%
Other revenue	4,939	11,444	6,505	131.7%

Net revenues	$434,405	$559,836	$125,431	28.9%

Pounds by markets (in thousands)
Aerospace	7,121	7,660	539	7.6%
Chemical processing	4,984	5,121	137	2.7%
Land-based gas turbines	4,790	5,093	303	6.3%
Other markets	4,749	4,834	85	1.8%

Total shipments	21,644	22,708	1,064	4.9%

Average selling price per pound
Aerospace	$23.28	$27.57	$4.29	18.4%
Chemical processing	25.97	28.89	2.93	11.3%
Land-based gas turbines	16.27	20.22	3.95	24.3%
Other markets	11.87	17.84	5.98	50.4%
Total product (excluding other revenue)	19.84	24.15	4.31	21.7%
Total average selling price (including other revenue)	20.07	24.65	4.58	22.8%

        Net Revenues.    Net revenues increased by $125.4 million, or 28.9%, to $559.8 million in fiscal 2007 from $434.4 million in fiscal 2006. Volume for all products increased by 4.9% to 22.7 million pounds in fiscal 2007 from 21.6 million pounds in fiscal 2006. Volume of high-performance alloys increased by 11.5% to 20.5 million pounds in fiscal 2007 as compared to 18.4 million pounds in fiscal 2006. Volume of stainless steel wire decreased by 32.3% to 2.2 million pounds in fiscal 2007 as compared to 3.2 million pounds in fiscal 2006 as a result of the Company's strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price available on high-performance alloy wire. The average selling price per pound for all products increased by 22.8% to $24.65 per pound in fiscal 2007 from $20.07 per pound in fiscal 2006 due primarily to good market demand and passing through higher raw material costs. The Company's consolidated backlog increased by $29.4 million, or 14.2%, to $236.3 million at September 30, 2007 from $206.9 million at September 30, 2006. Management expects the current level of demand for high-performance alloys to follow the trends currently being experienced in the Company's three primary markets.

        Sales to the aerospace industry increased by 27.4% to $211.2 million in fiscal 2007 from $165.8 million in fiscal 2006, due to a 18.4% increase in the average selling price per pound combined with a 7.6% increase in volume. The increase in the average selling price per pound is due to improved product mix that includes a higher percentage of specialty alloy products and forms with a higher value and average selling price when compared to the product mix sold in fiscal 2006, and the effect of passing through higher raw material costs. Volume has improved due to good market demand as reflected in the strength in the build rate for new aircraft.

        Sales to the chemical processing industry increased by 14.3% to $148.0 million in fiscal 2007 from $129.4 million in fiscal 2006, due to a 11.3% increase in the average selling price per pound combined with a 2.7% increase in volume. The increase in the average selling price per pound is due to improved market demand and the effect of passing through higher raw material costs. Management believes that product mix has improved as a result of the generally improved economy which has increased the willingness of the Company's customers to invest in products that are more expensive initially, but that are longer-lived and require less maintenance and replacement expense in the future. Management believes that construction of new chemical processing facilities in China has contributed to market demand in this industry.

        Sales to the land-based gas turbine industry increased by 32.1% to $103.0 million for fiscal 2007 from $77.9 million in fiscal 2006, due to an increase of 24.3% in the average selling price per pound combined with a 6.3% increase in volume. The increase in the average selling price per pound is due to improved market demand and the effect of passing through higher raw material costs. Volume has improved as a result of the generally improved economy and higher demand from power generation, oil and gas production, and alternative power systems applications.

        Sales to other markets increased by 53.1% to $86.3 million in fiscal 2007 from $56.4 million in fiscal 2006, due to a 50.4% increase in average selling price per pound combined with a 1.8% increase in volume. The primary reason for the selling price increase is a decrease in the volume of stainless steel wire of 32.3%, and an increase in volume of high-performance alloys sold to other markets of 75.4% in fiscal 2007 as compared to fiscal 2006. The increase in the average selling price was also due to market demand and passing through of higher raw material costs compared to fiscal 2006. The reason for the increase in total sales volume of the "other markets" category is due to the Company's continuing effort to expand the amount sold into this category and the number of other markets within this category the Company services beyond the traditional three major markets typically discussed. In fiscal 2007 sales to the flue gas desulphurization (FGD) market increased by $14.4 million, or 178.0%, to $22.5 million and volume increased by 120.2%, compared to fiscal 2006. As previously discussed, the volume of stainless steel wire decreased in fiscal 2007 when compared to fiscal 2006 as a result of the Company's strategy to reduce production of stainless steel wire to allow greater production of high-performance wire.

        Other Revenue.    Other revenue increased by 131.7% to $11.4 million in fiscal 2007 from $4.9 million for fiscal 2006. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

        Cost of Sales.    Cost of sales as a percentage of net revenues decreased to 73.0% in fiscal 2007 from 74.9% in fiscal 2006. This decrease in the percentage can be attributed to a combination of the following factors: (i) improved product pricing combined with overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (ii) reductions in manufacturing cost resulting from the capital improvements program, and (iii) decreases in energy costs (primarily natural gas). These positive factors were partially offset by higher raw material costs and a bonus payment to union employees upon ratification of the collective bargaining agreement of $2.2 million (0.4% of net revenue). Raw material costs were significantly higher in fiscal 2007 than in fiscal 2006, primarily as a result of increased prices for nickel, which makes up approximately 63% of the Company's raw material costs. Although, as reported by the London Metals Exchange, the average price per pound for 30-day cash buyers of nickel at September 30, 2007 was $13.40 compared to $13.67 at September 30, 2006, the average price over the course of fiscal 2007 was higher than fiscal 2006.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased by $0.9 million to $39.4 million in fiscal 2007 from $40.3 million in fiscal 2006. The decrease is primarily attributable to $1.1 million of costs incurred in fiscal 2006 related to strategic alternatives that did not occur in fiscal 2007. Selling, general and administrative expense as a percentage of net revenues decreased to 7.0% in fiscal 2007 compared to 9.3% for fiscal 2006 due primarily to the increased level of net revenues.

        Research and Technical Expense.    Research and technical expense slightly increased by $0.5 million to $3.1 million, or 0.6% of net revenues, in fiscal 2007 compared to $2.7 million, or 0.6% of net revenues, in fiscal 2006.

        Operating Income.    As a result of the above factors, operating income in fiscal 2007 was $108.5 million compared to $65.9 million in fiscal 2006.

        Interest Expense.    Interest expense decreased by $4.1 million to $3.9 million in fiscal 2007 from $8.0 million for fiscal 2006. The decrease is due to a lower average balance outstanding slightly offset by a higher interest rate and less interest capitalized on long-term capital projects.

        Income Taxes.    Income tax expense increased to $38.5 million in fiscal 2007 from $22.3 million in fiscal 2006 due to higher pretax income. The effective tax rate for fiscal 2007 was 36.8% compared to 38.6% in fiscal 2006. The decrease in effective tax rate is primarily attributable to (i) amended tax returns to claim favorable items from extraterritorial income exclusion and foreign tax credits and (ii) higher foreign taxable income at a lower tax rate as compared to taxable income in the U.S. at a higher tax rate.

        Net Income.    As a result of the above factors, net income increased by $30.6 million, or 86.0%, to $66.1 million in fiscal 2007 compared to $35.5 million in fiscal 2006.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)

	Year Ended September 30,				Change
	2005		2006		Amount	%
Net revenues	$324,989	100.0%	$434,405	100.0%	$109,416	33.7%
Cost of sales	288,669	88.8%	325,573	74.9%	36,904	12.8%

Gross profit	36,320	11.2%	108,832	25.1%	72,512	199.6%
Selling, general and administrative expense	32,963	10.1%	40,296	9.3%	7,333	22.2%
Research and technical expense	2,621	0.8%	2,659	0.6%	38	1.4%
Restructuring and other charges	628	0.2%	—	0.0%	(628)	(100.0)%

Operating income	108	0.0%	65,877	15.2%	65,769	60,897.2%
Interest expense, net	6,353	2.0%	8,024	1.8%	1,671	26.3%

Income before income taxes	(6,245)	(1.9)%	57,853	13.3%	64,098	(1,026.4)%
Provision for (benefit from) income taxes	(2,111)	(0.6)%	22,313	5.1%	24,424	(1,157.0)%

Net income (loss)	$(4,134)	(1.3)%	$35,540	8.2%	$39,674	(959.7)%

By market

	Year Ended September 30,		Change
	2005	2006	Amount	%
Net revenues (dollars in thousands)
Aerospace	$126,051	$165,747	$39,696	31.5%
Chemical processing	76,247	129,422	53,175	69.7%
Land-based gas turbines	67,079	77,947	10,868	16.2%
Other markets	53,218	56,350	3,132	5.9%

Total product revenue	322,595	429,466	106,871	33.1%
Other revenue	2,394	4,939	2,545	106.3%

Net revenues	$324,989	$434,405	$109,416	33.7%

Pounds by markets (in thousands)
Aerospace	6,109	7,121	1,012	16.6%
Chemical processing	3,843	4,984	1,141	29.7%
Land-based gas turbines	4,707	4,790	83	1.8%
Other markets	6,262	4,749	(1,513)	(24.2)%

Total shipments	20,921	21,644	723	3.5%

Average selling price per pound
Aerospace	$20.63	$23.28	$2.64	12.8%
Chemical processing	19.84	25.97	6.13	30.9%
Land-based gas turbines	14.25	16.27	2.02	14.2%
Other markets	8.50	11.87	3.37	39.6%
Total product (excluding other revenue)	15.42	19.84	4.42	28.7%
Total average selling price (including other revenue)	15.53	20.07	4.54	29.2%

        Net Revenues.    Net revenues increased by $109.4 million, or 33.7%, to $434.4 million in fiscal 2006 from $325.0 million in fiscal 2005. Volume increased by 3.5% to 21.6 million pounds in fiscal 2006 from 20.9 million pounds in fiscal 2005. Volume of high-performance alloys increased by 12.9% to 18.4 million pounds in fiscal 2006 as compared to 16.3 million pounds in fiscal 2005. Volume of stainless steel wire decreased by 31.9% to 3.2 million pounds in fiscal 2006 as compared to 4.7 million pounds in fiscal 2005 as a result of the Company's strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price obtained from high-performance alloy wire. The average selling price per pound for all product increased by 29.2% to $20.07 per pound in fiscal 2006 from $15.53 per pound in fiscal 2005 due primarily to improved market demand and passing through higher raw material costs. The Company's consolidated backlog increased by $18.5 million, or 9.8%, to $206.9 million at September 30, 2006 from $188.4 million at September 30, 2005.

        Sales to the aerospace industry increased by 31.5% to $165.8 million in fiscal 2006 from $126.1 million in fiscal 2005, due to a 12.8% increase in the average selling price per pound combined with a 16.6% increase in volume. The increase in the average selling price per pound is due to improved market demand, a product mix that includes a higher percentage of specialty alloy products and forms with a higher value and average selling price when compared to the product mix sold in fiscal 2005, and the effect of passing through higher raw material and energy costs. In addition, as a result of the Company's recent capital improvements, the Company has been able to increase production of these higher valued alloys, allowing it to take advantage of the demand and marketing efforts related to these alloys. Management believes sales have also increased as a result of a shift in demand by major aerospace fabricators away from large, mill-direct orders toward smaller, more frequent orders from value-added service centers, such as the Company can provide.

        Sales to the chemical processing industry increased by 69.7% to $129.4 million in fiscal 2006 from $76.2 million in fiscal 2005, due to a 30.9% increase in the average selling price per pound combined with a 29.7% increase in volume. The increase in the average selling price per pound is due to improved market demand, a change in product mix to higher valued specialty alloys and forms, and the effect of passing through higher raw material and energy costs. Management believes that construction of new chemical processing facilities in China has contributed to volume improvement in this market segment. Management believes that product mix has improved as a result of the generally improved economy which has increased the willingness of the Company's customers to invest in products that are more expensive initially, but that are longer-lived and require less maintenance and replacement expense in the future. In addition, as a result of the Company's ongoing capital improvements, the Company has been able to increase production of these higher-valued alloys, allowing it to take advantage of the demand and marketing efforts related to these alloys.

        Sales to the land-based gas turbine industry increased by 16.2% to $77.9 million for fiscal 2006 from $67.1 million in fiscal 2005, due to an increase of 14.2% in the average selling price per pound. The volume for the land-based gas turbine market on a year-to-year basis is essentially flat, increasing by 1.8%. However, starting with the third quarter of fiscal 2005 volume has increased every quarter, with volume in the fourth quarter of fiscal 2006 reaching almost 1.5 million pounds. Both total volume and ingot volume for this market can fluctuate due, at least in part, to ingot sales, which are influenced based on original equipment manufacturing (or OEM) projects. The overall volume in this market between fiscal 2005 and fiscal 2006 reflects ingot pounds which increased by approximately 34% and an equivalent decrease in the aggregate sheet and plate volumes. This change in product mix from year-to-year is representative of increased OEM business. The average selling price increased for all forms within this market on a year-to-year basis. However, the ingot product form comprised a larger percentage of the total mix in fiscal 2006 versus fiscal 2005 and, because ingots sell at a lower average selling price than the other forms, the effect is to mute the increase in average selling price. The other forms average selling price for this market increased almost 24% between periods. Management believes sales have increased due to higher demand from power generation, oil and gas production, and alternative power systems applications.

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

        Cost of Sales.    Cost of sales as a percentage of net revenues decreased to 74.9% in fiscal 2006 from 88.8% in fiscal 2005. This decrease can be attributed to a combination of the following factors: (i) a $25.4 million decrease of non-cash amortization of fresh start fair value adjustment to $4.8 million in fiscal year 2006 from $30.2 million in fiscal year 2005, (ii) improved product pricing,(iii) overall improvement in volume, resulting in the increased absorption of fixed manufacturing costs, and (iv) reductions in manufacturing cost gained from the capital improvements program. These positive factors were partially offset by higher raw material and energy costs. The Company's energy costs increased by $5.1 million in fiscal 2006 compared to fiscal 2005, primarily due to rising natural gas prices and higher usage. Higher raw material costs as represented by the significant increase year-to-year in the cost of nickel, which makes up approximately 51% of the Company's raw material costs. As reported by the London Metals Exchange, the average price per pound for 30-day cash buyers for nickel at September 30, 2006 was $13.67 compared to $6.45 at September 30, 2005.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased by $7.3 million to approximately $40.3 million in fiscal 2006 from $33.0 million in fiscal 2005. In fiscal 2005, gross selling, general and administrative expense was reduced by a one-time gain of $2.1 million recognized from the sale of land and building at the Openshaw, England facility. The remaining $5.2 million increase in selling, general and administrative expenses was due to a combination of the following factors: (i) increased cost of $3.0 million from growth in foreign operations and higher overall business activity, (ii) an increase of $1.5 million from higher employee compensation cost for stock options, (iii) an increase of $1.0 million for payments made under the management incentive plan, and (iv) an increase of $1.1 million related to the Company's evaluation of strategic alternatives. These increases were partially offset by a decrease from fiscal 2005 of $0.6 million of consulting costs related to compliance with the provisions of the Sarbanes-Oxley Act of 2002 and a decrease of $0.8 million for the preparation and filing of the Company's Registration Statement on Form S-1. Selling, general and administrative expense as a percentage of net revenues decreased to 9.3% in fiscal 2006 compared to 10.1% for fiscal 2005 due primarily to the increased level of net revenues.

        Research and Technical Expense.    Research and technical expense remained relatively flat at $2.7 million, or 0.6% of net revenues, in fiscal 2006 compared to $2.6 million, or 0.8% of net revenues, in fiscal 2005.

        Restructuring and Other Charges.    During fiscal 2005, the Company incurred $0.6 million of professional fees in connection with the completion of the U.S. operations' filing for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. There was no corresponding expense for fiscal 2006.

        Operating Income.    As a result of the above factors, operating income in fiscal 2006 was $65.9 million compared to $0.1 million in fiscal 2005.

        Interest Expense.    Interest expense increased by $1.7 million to $8.0 million in fiscal 2006 from $6.4 million for fiscal 2005. The increase is due to higher aggregate borrowings on the Company's revolving credit facility and higher interest rates partially offset by interest capitalized on long-term capital projects.

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

        Net Income.    As a result of the above factors, net income increased by $39.7 million to $35.5 million in fiscal 2006 compared to net loss of $(4.1) million in fiscal 2005.

Liquidity and Capital Resources

  Comparative Cash Flow Analysis

        During fiscal 2007, the Company's primary sources of cash were (i) the proceeds from its sale of 1.2 million shares of common stock and the exercise of 450,000 stock options in an underwritten public offering, (ii) cash from operations which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET, (iii) borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below), and (iv) the exercise of an additional 157,237 stock options in the fourth quarter. At September 30, 2007, the Company had cash and cash equivalents of approximately $5.7 million compared to cash and cash equivalents of approximately $6.2 million at September 30, 2006.

        Net cash provided by operating activities was $4.6 million (which includes the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET) in fiscal 2007, as compared to cash provided by operating activities of $0.3 million in fiscal 2006. At September 30, 2007, inventory balances

(net of foreign currency adjustments) were approximately $103.1 million higher than at September 30, 2006, as a result of the continued increase in costs of raw materials (nickel, molybdenum and cobalt), a higher level of inventory required to be maintained to support the increased level of sales and a level of safety stock in order to continue production and shipments through the planned outages related to the capital upgrades. In addition, the accounts receivable balance increased by $26.3 million due to the increased level of sales. Slightly offsetting the inventory and accounts receivable increase is an increase in accounts payable and accrued expenses, which provided cash of $12.6 million. Net cash used in investing activities was $16.1 million in fiscal 2007, as a result of the continuing capital expenditure program. Borrowings on the revolving credit facility decreased by $81.0 million as a result of application of the proceeds from the Company's sale of common stock and cash generated from operations, which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET, to reduce borrowings. Taxes will be paid related to the TIMET transaction primarily in the first quarter of fiscal 2009. Also included in cash from financing activities is $10.9 million for the excess tax benefit from the exercise of 450,000 stock options in the underwritten public offering and the exercise of an additional 157,237 stock options in the fourth quarter.

        Net cash provided by operating activities was $0.3 million in fiscal 2006, as compared to cash used in operating activities of $4.8 million in fiscal 2005. At September 30, 2006, inventory balances were approximately $30.1 million higher than fiscal 2005 year end balances, as a result of the continued increase in the costs of the raw materials (nickel, molybdenum and cobalt), and a higher level of inventory required to be maintained to support the increased level of sales. The increased level of sales also resulted in increased accounts receivable of $18.1 million at September 30, 2006 compared to September 30, 2005. Net cash used in investing activities was $10.6 million in 2006, primarily as a result of the Company's continuing capital expenditure program. Net cash used in operating and investing activities in fiscal 2006 was funded by cash from financing activities, primarily borrowings of $12.4 million on the Company's revolving credit facility.

  Future Sources of Liquidity

        The Company's sources of cash for fiscal 2008 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under both the U.S. revolving credit facility and the U.K. revolving credit facility (described below). The U.S. revolving credit facility and the U.K. revolving credit facility combine to provide borrowings in a maximum amount of $135.0 million, subject to a borrowing base formula and certain reserves. The maximum amount of availability has decreased by $10.0 million due to the elimination of an add-on participant that provided incremental availability in the second quarter of fiscal 2007 that is no longer necessary. At September 30, 2007, the Company had cash of approximately $5.7 million, an outstanding balance of $35.5 million on the U.S. revolving credit facility, an outstanding balance of zero on the U.K. revolving credit facility and access to a total of approximately $96.6 million under both facilities ($84.4 million in the United States and $12.2 million in the U.K.) in each case subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

        U.S. revolving credit facility:    The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate," plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2007, the U.S. revolving credit facility had an outstanding balance of $35.5 million. During fiscal 2007 it bore interest at a weighted average interest rate of 7.41%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company's capital stock. As of September 30, 2007, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company's foreign subsidiaries.

        U.K. revolving credit facility:    The Company's U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During the third quarter, the Company amended the U.K. revolving credit facility, which was set to mature April 2, 2007, to extend the maturity date to April 2, 2008, reduce the margin included in the interest rate from 3% per year to 2.25% per year, and to reduce the commitment fee on the daily undrawn and/or unutilized balance of the facility from 0.375% to 0.25%. Haynes U.K. is required to pay interest on loans made under the U.K. revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the U.K. revolving credit facility), plus 2.25% per annum. As of September 30, 2007, the U.K. revolving credit facility had an outstanding balance of zero. Availability under the U.K. revolving credit facility is limited by eligible receivables, eligible inventory and certain reserves established by the lender in accordance with the terms of the U.K. revolving credit facility. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of September 30, 2007, the most recent measurement date required under the U.K. revolving credit facility, Haynes U.K. was in compliance with these covenants. The U.K. revolving credit facility is collateralized by a pledge of substantially all of the assets of Haynes U.K.

  Future Uses of Liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  income tax payments;

  •
  reduction of debt;

  •
  capital spending to increase capacity and improve reliability and performance of the equipment;

  •
  pension plan funding; and

  •
  interest payments on outstanding indebtedness.

        Planned fiscal 2008 capital spending is targeted at $15.0 million. The main projects for fiscal 2008 include continuing the upgrade of the number one electric annealing line at the Kokomo, Indiana facility and the new pilger mill at the Arcadia, Louisiana facility. The final phase of the upgrade on the number one electric annealing line is scheduled to be completed in two phases during fiscal 2008. The first phase will start in December of this calendar year and take approximately two months to complete. During this two month period the electric annealing line will be out of service. The second phase of the upgrade will start in April 2008 and finish in June 2008. During these periods the electric annealing line will again be out of service. The production of sheet product during this time period will be down slightly from historical levels, however, it is not anticipated that shipments will be unfavorably impacted through this period. Management believes that the completion of these capital projects and the related improvements in reliability and performance of the equipment will have a positive effect on profitability and working capital management.

        The Company is also evaluating the desirability of possible additional capital expansion projects to capitalize on current market opportunities. Additionally, acceleration of future capital spending beyond what is currently planned may occur in order to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing cost and increased capacity. Consideration will also be given to potential strategic acquisitions similar to the November 2004 Branford Acquisition which complemented the Company's product line, reduced production costs and increased capacity.

Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2007:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt obligations (including interest)(2)	$40,972	$2,633	$38,339	$—	$—
Operating lease obligations	13,323	4,005	4,991	1,959	2,368
Raw material contracts	50,152	50,152	—	—	—
Mill supplies contracts	331	331	—	—	—
Capital projects	8,694	8,694	—	—	—
Pension plan(3)	44,047	10,047	22,100	11,900	—
Other postretirement benefits(4)	49,400	4,600	9,800	10,000	25,000
Non-compete obligations(5)	440	110	220	110	—

Total	$207,359	$80,572	$75,450	$23,969	$27,368

(1)
Taxes are not included in the table. Payments for taxes for 2008 are expected to be approximately $42.0 million (excluding taxes to be paid related to the TIMET conversion services agreement which are expected to be paid in first quarter of fiscal 2009 of approximately $18.3 million).

(2)
Interest is calculated annually using the principal balance and current interest rates as of September 30, 2007.

(3)
The Company has a funding obligation to contribute $42,819 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,228 in fiscal 2008 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement.

(4)
Represents expected postretirement benefits only.

(5)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

        At September 30, 2007, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligations.

Inflation

        Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product. Material comprises the most significant portion of the product costs and since fiscal 2003 raw material cost has been rising. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company's products, all have experienced significant upward fluctuations in price. Until now the Company has been able to pass the cost on to the customers, however, in the future the Company may not be able to successfully offset rapid increases in the price of nickel or other raw material. In the event that raw material price increases occur that the Company is unable to pass on to is customers, its cash flows or results of operations would be materially adversely affected.

Critical Accounting Policies and Estimates

  Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairments, retirement benefits, matters related to product liability lawsuits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and, in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances. The results of this process form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

        The Company's accounting policies are more fully described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company has identified certain critical accounting policies, which are described below. The following listing of policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

        The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption based on its asset allocation of 61% equity, 37% fixed income and 2% real estate/other. The Company's assumption for expected rate of return for plan assets for equity, fixed income, and real estate/other are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

        Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

  Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value. If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. The fair value is generally determined using a market value approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets impairment are subject to a high degree of judgment and complexity. The Company reviewed goodwill and trademarks for impairment as of August 31, 2007, and concluded no impairment adjustment was necessary. No events or circumstances have occurred that would indicate the carrying value of goodwill or trademarks may be impaired since its testing date.

  Share-Based Compensation

        The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company's common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In January 2007, the Company's Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company's common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years for the date of grant and vest 33 1/3% per year over three years from the grant date.

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

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence and the expected reversal date of temporary differences to be deducted on future income tax returns. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies and expected reversal dates. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. The Company is currently finalizing its evaluation of the provisions of FIN 48 and has not yet determined the impact on the Company's financial statements. The cumulative effect of applying FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter of fiscal 2008.

        In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of a Settlement in FASB Interpretation No.48 ("FIN 48-1"). FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FIN 48-1 were effective on October 1, 2007.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measurement for recognition or disclosure purposes. The FASB defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date." The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. Previous standards required disclosing the complete funded status of the plan only in the notes to the financial statements. Under SFAS 158, companies must (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for the plan's under funded status, (b) measure the plan's assets and its obligations that determine its funded status as of the company's year-end, and (c) recognize as a component of other comprehensive income, the changes in the funding status of the plan that arise during the year but are not recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company began recognition of the funded status of its defined benefit pension and postretirement plans and included the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. The impact on the Company's financial position was an increase in pension and postretirement benefits liability of $1.0 million, a decrease in stockholders' equity accumulated other comprehensive income of $0.5 million, and an increase of deferred tax assets of $0.5 million. The adoption of SFAS 158 did not impact the Company's debt covenants or cash position. Additionally, the adoption of SFAS 158 did not affect the results of operations.

        In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159") , to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the previsions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's outstanding debt was variable rate debt at September 30, 2006 and 2007. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $826,000 for the fiscal year ended September 30, 2006 and $283,000 for the fiscal year ended September 30, 2007. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

        The foreign currency exchange risk exists primarily because the foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. The Company is not currently party to any currency contracts.

        Fluctuations in the price of nickel, our most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that we may not be able to successfully offset a rapid increase in the cost of raw material in the future as we have been able to in the past.

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. as of September 30, 2007 and 2006 and for the years ended September 30, 2007, September 30, 2006 and September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share Based Payment, and effective September 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
December 11, 2007

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,182	$5,717
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,751 and $1,339, respectively	77,962	106,414
Inventories, net	179,712	286,302
Income taxes receivable	—	1,760
Deferred income taxes	10,759	10,801
Other current assets	—	1,457

Total current assets	274,725	412,561

Property, plant and equipment, net	88,921	97,860
Deferred income taxes—long term portion	27,368	22,738
Prepayments and deferred charges, net	2,719	3,702
Restricted cash—long term portion	440	330
Goodwill	42,265	41,252
Other intangible assets	9,422	8,526

Total assets	$445,860	$586,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,487	$60,443
Income taxes payable	2,294	—
Accrued pension and postretirement benefits	8,134	14,647
Revolving credit facilities	116,836	35,549
Deferred revenue—current portion	—	2,500
Current maturities of long-term obligations	110	110

Total current liabilities	172,861	113,249

Long-term obligations (less current portion)	3,097	3,074
Deferred revenue (less current portion)	—	45,329
Accrued pension and postretirement benefits	118,354	108,940

Total liabilities	294,312	270,592

Stockholders' equity:
Common stock, $0.001 par value (20,000,000 and 40,000,000 shares authorized, 10,000,000 and 11,807,237 shares issued and outstanding at September 30, 2006 and September 30, 2007, respectively)	10	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	122,937	218,504
Accumulated earnings	27,760	93,880
Accumulated other comprehensive income	841	3,981

Total stockholders' equity	151,548	316,377

Total liabilities and stockholders' equity	$445,860	$586,969

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Net revenues	$324,989	$434,405	$559,836
Cost of sales	288,669	325,573	408,752

Gross profit	36,320	108,832	151,084
Selling, general and administrative expense	32,963	40,296	39,441
Research and technical expense	2,621	2,659	3,116
Restructuring and other charges	628	—	—

Operating income	108	65,877	108,527
Interest expense, net	6,353	8,024	3,939

Income (loss) before income taxes	(6,245)	57,853	104,588
Provision for (benefit from) income taxes	(2,111)	22,313	38,468

Net income (loss)	$(4,134)	$35,540	$66,120

Net income (loss) per share:
Basic	$(0.41)	$3.55	$6.07
Diluted	$(0.41)	$3.46	$5.89
Weighted average shares outstanding:
Basic	10,000,000	10,000,000	10,896,067
Diluted	10,000,000	10,270,642	11,230,101

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Net income (loss)	$(4,134)	$35,540	$66,120
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	—	(217)	217
Foreign currency translation adjustment	(875)	1,570	3,441

Other comprehensive income (loss)	(875)	1,353	3,658

Comprehensive income (loss)	$(5,009)	$36,893	$69,778

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Deferred Stock Compensation		Total Stockholders' Equity
	Shares	Par
Balance October 1, 2004	10,000,000	$10	$121,145	$(3,646)	$(2,296)	$363	$115,576
Net loss				(4,134)			(4,134)
Other comprehensive loss						(875)	(875)
Forfeiture of stock options			(173)		173		—
Amortization of deferred stock compensation					1,302		1,302

Balance September 30, 2005	10,000,000	10	120,972	(7,780)	(821)	(512)	111,869
Net income				35,540			35,540
Other comprehensive income						1,353	1,353
Reclass reporting of deferred stock compensation			(821)		821		—
Stock compensation			2,786				2,786

Balance September 30, 2006	10,000,000	10	122,937	27,760	—	841	151,548
Net income				66,120			66,120
Other comprehensive income						3,658	3,658
Adoption of SFAS No. 158 (net of tax)						(518)	(518)
Equity offering, net	1,200,000	1	72,751				72,752
Exercise of stock options	607,237	1	19,680				19,681
Stock compensation			3,136				3,136

Balance September 30, 2007	11,807,237	$12	$218,504	$93,880	$—	$3,981	$316,377

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Cash flows from operating activities:
Net income (loss)	$(4,134)	$35,540	$66,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,131	6,926	7,501
Amortization	1,895	1,964	1,146
Stock compensation expense	1,302	2,786	3,136
Excess tax benefit from option exercises	—	—	(10,869)
Deferred revenue	—	—	50.000
Deferred revenue—portion recognized	—	—	(2,171)
Deferred income taxes	(5,655)	(2,644)	3,928
Loss (gain) on disposition of property	(1,937)	140	134
Change in assets and liabilities (net of effects of acquisition):
Accounts receivable	(2,211)	(18,125)	(26,308)
Inventories	(14,244)	(30,122)	(103,100)
Other assets	(374)	(216)	(2,573)
Accounts payable and accrued expenses	10,364	(925)	12,558
Income taxes	1,124	1,901	8,754
Accrued pension and postretirement benefits	2,957	3,043	(3,680)

Net cash provided by (used in) operating activities	(4,782)	268	4,576
Cash flows from investing activities:
Additions to property, plant and equipment	(9,029)	(10,668)	(16,226)
Proceeds from sale of property, plant and equipment	2,326	—	—
Acquisition of The Branford Wire and Manufacturing Company, net of cash acquired	(8,300)	—	—
Change in restricted cash	337	110	110

Net cash used in investing activities	(14,666)	(10,558)	(16,116)
Cash flows from financing activities:
Net increase (decrease) in revolving credit	21,986	12,368	(81,287)
Proceeds from equity offering, net	—	—	72,752
Proceeds from exercise of stock options	—	—	8,478
Excess tax benefit from option exercises	—	—	10,869
Changes in long-term obligations	(1,596)	1,009	(119)
Payment of debt issuance cost	(465)	—	—

Net cash provided by financing activities	19,925	13,377	10,693
Effect of exchange rates on cash	(68)	209	382

Increase (decrease) in cash and cash equivalents	409	3,296	(465)
Cash and cash equivalents:
Beginning of period	2,477	2,886	6,182

End of period	$2,886	$6,182	$5,717

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$6,377	$7,992	$3,794

Income Taxes	$2,681	$23,148	$26,072

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data and otherwise noted)

Note 1    Background and Organization

Description of Business

        Haynes International, Inc. and its subsidiaries (the "Company" or "Haynes") develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace, land-based gas turbine and chemical processing industries. The Company's products are high-temperature resistant alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloys primarily in sheet, coil and plate forms. In addition, the Company produces its products as seamless and welded tubulars, and in bar, billets and wire forms.

        High-performance alloys are characterized by highly engineered often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high-performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. The high-performance alloy industry has significant barriers to entry such as the combination of (i) demanding end-user specifications, (ii) a multi-stage manufacturing process, and (iii) the technical sales, marketing and manufacturing expertise required to develop new applications.

The Reorganization and Fresh Start Reporting

        On March 29, 2004, the Company and certain of its U.S. subsidiaries and U.S. affiliates, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As part of the Company's Chapter 11 proceedings, it filed its plan of reorganization and related disclosure statement on May 25, 2004. The plan of reorganization was amended on June 29, 2004 and became effective on August 31, 2004. As a result of the reorganization, the Company implemented fresh start reporting in accordance with AICPA Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, the Company's consolidated financial statements for periods subsequent to August 31, 2004 reflect a new basis of accounting and are not comparable to the historical consolidated financial statements of the Company for periods prior to August 31, 2004.

        Under fresh start reporting, the reorganization value is allocated to the Company's net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). The reorganization value of $200,000 was greater than the fair value of the net assets acquired pursuant to the plan of reorganization. In accordance with SFAS No. 141, the reorganization value was allocated to identifiable assets and liabilities based on their fair values with the excess amount allocated to goodwill. Liabilities existing at the effective date of the plan of reorganization are stated at the present value of amounts to be paid. Deferred taxes are recorded for asset and liability basis differences between book and tax value in conformity with existing generally accepted accounting principles.

Note 2    Summary of Significant Accounting Policies

A.    Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Paris, France; Openshaw, England; Zurich, Switzerland; and Shanghi, China; and sales offices in Singapore; Milan, Italy and Chennai, India. In April 2005, the Company sold eight acres of the Openshaw site and recorded a gain of $2,100 which is reflected as a reduction of selling, general and administrative expense.

  Public Offering and Listing on NASDAQ

        On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses were $72,753. As a part of the offering, certain employees and directors exercised 450,000 stock options and the payment of the exercise price for those stock options resulted in an additional $6,083 in proceeds to the Company. Simultaneously the Company listed its common stock on The NASDAQ Global Market.

  Branford Acquisition

        On November 5, 2004, Haynes Wire Company ("Haynes Wire"), a wholly owned subsidiary of the Company, acquired certain assets of The Branford Wire and Manufacturing Company and certain of its affiliates for a purchase price of $8,300, which was paid in cash. Haynes Wire also entered into a non-compete agreement with the former president and owner, restricting his ability to compete with Haynes Wire's operations for a period of seven years following the closing date. The non-compete agreement requires Haynes Wire to make total payments of $770, with $110 paid at closing and the remaining $660 paid in equal installments on the next six anniversaries of the closing date. On April 11, 2005 pursuant to the terms of the non-compete agreement, the Company deposited the remaining $660 of installments to be paid pursuant to the non-compete agreement into an escrow account. Non-compete amortization expense was $84 for both fiscal 2007 and 2006 and $77 for fiscal 2005.

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

E.    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market or scrap value, if applicable, based upon assumptions about future demand and market conditions. Cost of goods sold for the year ended September 30, 2005 includes $25,414 of additional costs resulting from fresh start write-up adjustments. Years ended September 30, 2007 and 2006 include no fresh start adjustments from inventory.

F.    Intangible Assets and Goodwill

        Goodwill was created as a result of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142 goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value exceeds the fair value impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

        The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademarks may exist resulting in a change to earnings to the extent of impairment. The Company has two non-compete agreements with lives of 2 and 7 years. Amortization of the patents, non-competes and other intangibles was $1,146, $1,964, and $1,895 for the years ended September 30, 2007, 2006 and 2005, respectively.

        Goodwill and trademarks were tested for impairment on August 31, 2007 with no impairment recognized because the fair values exceeded the carrying values. Goodwill decreased by $1,013 and $790 during years ended September 30, 2007 and 2006, respectively, due to the finalization of pre-emergence tax returns.

        The following represents a summary of intangible assets and goodwill at September 30, 2006 and 2007:

September 30, 2006	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$43,055	$—	$(790)	$42,265
Patents	8,667	(3,800)		4,867
Trademarks	3,800	—		3,800
Non-compete	590	(161)		429
Other	465	(139)		326

	$56,577	$(4,100)	$(790)	$51,687

September 30, 2007	Gross Amount	Accumulated Amortization	Adjustments	Carrying Amount
Goodwill	$42,265	$—	$(1,013)	$41,252
Patents	8,667	(4,712)	—	3,955
Trademarks	3,800	—	—	3,800
Non-compete	840	(266)	—	574
Other	465	(268)	—	197

	$56,037	$(5,246)	$(1,013)	$49,778

Estimate of Aggregate Amortization Expense: Year Ending September 30,
2008	$1,106
2009	816
2010	376
2011	363
2012	288

G.    Property, Plant and Equipment

        Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives which are generally as follows:

Building and improvements	40 years
Machinery and equipment	5-14 years
Office equipment and computer software	3-10 years
Land improvements	20 years

        Expenditures for maintenance and repairs and minor renewals are charged to expense; major renewals are capitalized. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

        The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. The amount of interest capitalized was $496 and $308 for the years ended September 30, 2006 and 2007, respectively.

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

I.    Pension and Postretirement Benefits

        The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

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

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2007, 2006 and 2005, were $3,116, $2,659, and $2,621, respectively.

L.    Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

M.    Stock Based Compensation

        The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company's common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In January 2007, the Company's Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company's common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date.

        On October 1, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated. The amount of compensation cost will be measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, and expected lives of the options.

N.    Financial Instruments and Concentrations of Risk

        The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2007 and 2006, the Company had no foreign currency exchange options outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2007, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. In addition, the carrying amount of the Company's debt approximates fair value.

        During 2007, 2006 and 2005 the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

        The Company has approximately 47% of its labor force subject to a collective bargaining agreement that will expire in June 2010. The Company considers its employee relations to be satisfactory.

O.    Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairment, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

P.    Earnings Per Share

        The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS 128 requires two presentations of earnings per share—"basic" and "diluted." Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued less any treasury stock purchased. The treasury stock method is used, which assumes that the Company will use the proceeds from the exercise of the options to purchase shares of stock for treasury.

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)
	2005	2006	2007
Numerator:
Net income (loss)	$(4,134)	$35,540	$66,120
Denominator:
Weighted average shares outstanding—Basic	10,000,000	10,000,000	10,896,067
Effect of dilutive stock options	—	270,642	334,034

Weighted average shares outstanding—Diluted	10,000,000	10,270,642	11,230,101

Basic net income (loss) per share	$(0.41)	$3.55	$6.07
Diluted net income (loss) per share	$(0.41)	$3.46	$5.89

        Diluted net loss per share for the year ended September 30, 2005 excludes all stock options, because their effect would be anti-dilutive due to the net loss. Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income per share. A total of 131,000, 80,000 and 900,000 anti-dilutive shares were excluded for the years ended September 30, 2007, 2006 and 2005, respectively.

Q.    New Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. The Company is currently finalizing its evaluation of the provisions of FIN 48 and has not yet determined the impact on the Company's financial statements. The cumulative effect of applying FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter of fiscal 2008.

        In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of a Settlement in FASB Interpretation No. 48 ("FIN 48-1"). FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FIN 48-1 were effective on October 1, 2007.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date." The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. Previous standards required disclosing the complete funded status of the plan only in the notes to the financial statements. Under SFAS 158 companies must (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the company's year-end, and (c) recognize as a component of other comprehensive income, the changes in the funding status of the plan that arise during the year but are not recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company began recognition of the funded status of its defined benefit pension and postretirement plans as of September 30, 2007 and included the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. The impact on the Company's financial position was an increase in pension and postretirement benefits liability of $1.0 million, a decrease in stockholders' equity accumulated other comprehensive income of $0.5 million, and an increase of deferred tax assets of $0.5 million. The adoption of SFAS 158 did not impact the Company's debt covenants or cash position. Additionally, the adoption of SFAS 158 did not affect the results of operations.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Quantifying Misstatements ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which was the fiscal year ending September 30, 2007. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the previsions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

R.    Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including minimum pension and foreign currency translation adjustments, net of tax when applicable.

        The following is a breakdown of accumulated other comprehensive income:

	Accumulated Comprehensive Income at September 30, 2006	Comprehensive Income (loss) for the year ended September 30, 2007	Implementation of SFAS 158	Accumulated Comprehensive Income at September 30, 2007
Minimum Pension Adjustment	$(217)	$217	$—	$—
Foreign Currency Translation Adjustment	1,058	3,441	—	4,499
Implementation of SFAS 158	—	—	(518)	(518)

	$841	$3,658	$(518)	$3,981

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30, 2006	September 30, 2007
Raw materials	$7,214	$16,218
Work-in-process	96,674	162,266
Finished goods	74,575	106,419
Other, net	1,249	1,399

	$179,712	$286,302

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30, 2006	September 30, 2007
Land and land improvements	$2,842	$4,088
Buildings	7,645	8,908
Machinery and equipment	82,290	95,491
Construction in process	7,596	8,694

	100,373	117,181
Less accumulated depreciation	(11,452)	(19,321)

	$88,921	$97,860

        The Company has no assets under capital leases.

Note 5    Accounts Payable and Accrued Expenses

        The following is a summary of the major classes of accounts payable and accrued expenses:

	September 30, 2006	September 30, 2007
Accounts payable, trade	$33,528	$48,254
Employee compensation	6,669	5,819
Taxes, other than income taxes	1,015	1,396
Other	4,275	4,974

	$45,487	$60,443

Note 6    Income Taxes

        The components of income (loss) before provision for income taxes are as follows:

	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Income (loss) before income taxes:
U.S.	$(9,950)	$55,282	$93,790
Foreign	3,705	2,571	10,798

Total	$(6,245)	$57,853	$104,588

Income tax provision (benefit):
Current:
U.S. Federal	$1,630	$19,466	$24,382
Foreign	391	632	2,571
State	1,541	5,020	6,689

Total	3,562	25,118	33,642

Deferred:
U.S. Federal	(4,068)	(2,439)	3,229
Foreign	183	282	367
State	(1,788)	(648)	1,230

Total	(5,673)	(2,805)	4,826

Total provision for (benefit from) income taxes	$(2,111)	$22,313	$38,468

        The provision for (benefit from) income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Statutory federal tax rate	34%	35%	35%
Tax provision (benefit) at the statutory rate	$(2,123)	$20,248	$36,605
Foreign tax rate differentials	(685)	13	(841)
Provision (benefit) for state taxes, net of federal taxes	(163)	2,987	5,153
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	121	66	743
Manufacturer's deduction	—	(665)	(525)
Extraterritorial income exclusion	—	—	(1,021)
Tax credits	—	—	(573)
Non-deductible restructuring costs	628	—	—
Other, net	111	(336)	(1,073)

Provision at effective tax rate	$(2,111)	$22,313	$38,468

        During fiscal 2007 the Company's effective tax rate was favorably impacted primarily by amended tax returns that were filed to take advantage of the extraterritorial income exclusion and various tax credits not previously claimed.

        Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2006	September 30, 2007
Current deferred tax assets (liabilities):
Inventories	$5,288	$3,626
Pension and postretirement benefits	2,768	5,808
Accrued expenses and other	626	368
Environmental accrual	39	51
Accrued compensation and benefits	1,440	1,144
Tax credit carryforwards	—	644
Other foreign related	598	(840)

Total net current deferred tax assets	10,759	10,801

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(16,901)	(17,587)
Intangible assets	(3,303)	(2,971)
Other foreign related	(17)	(276)
Undistributed earnings of foreign subsidiary	(281)	(1,266)
Environmental accrual	497	512
Pension and postretirement benefits	44,964	42,538
Accrued compensation and benefits	2,192	1,788
Debt issuance costs	217	—

Total net noncurrent deferred tax assets	27,368	22,738

Net deferred tax assets (liabilities)	$38,127	$33,539

        During the years ended September 30, 2007, 2006 and 2005 deferred tax assets increased by $1,013 and $790 and decreased by $2,702, respectively, due to the finalization of pre-emergence tax returns.

        The Company has excluded undistributed earnings of $30,298 of three foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide for taxes on such amounts.

        Foreign tax credits of $644 are available to be utilized against U.S. federal income tax liability on foreign earnings. These credits begin to expire in the year ended September 30, 2008.

Note 7    Restructuring and Other Charges

        During the year ended September 30, 2005, the Company recorded restructuring and other charges of $628. These costs consisted of professional fees related to its filing for reorganization relief under Chapter 11 of U.S. Bankruptcy Code. No corresponding restructuring and other charges occurred in fiscal 2006 or 2007.

Note 8    Debt

  U.S. revolving credit facility

        The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate," plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2007, the U.S. revolving credit facility had an outstanding balance of $35.5 million. During fiscal 2007 it bore interest at a weighted average interest rate of 7.41%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company's capital stock. As of September 30, 2007, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (see discussion of TIMET agreement at Note 16). The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company's foreign subsidiaries.

  U.K. revolving credit facility

        The Company's U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility (subject to borrowing base and certain reserves). During the third quarter, the Company amended the U.K. revolving credit facility, which was set to mature April 2, 2007, to extend the maturity date to April 2, 2008, reduce the margin included in the interest rate from 3% per year to 2.25% per year, and to reduce the commitment fee on the daily undrawn and/or unutilized balance of the facility from 0.375% to 0.25%. Haynes U.K. is required to pay interest on loans made under the U.K. revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the U.K. revolving credit facility), plus 2.25% per annum. As of September 30, 2007, the U.K. revolving credit facility had an outstanding balance of zero. Availability under the U.K. revolving credit facility is limited by eligible receivables, eligible inventory and certain reserves established by the lender in accordance with the terms of the U.K. revolving credit facility. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of September 30, 2007, the most recent measurement date required under the U.K. revolving credit facility, Haynes U.K. was in compliance with these covenants. The U.K. revolving credit facility is collateralized by a pledge of substantially all of the assets of Haynes U.K.

        Debt and long-term obligations consist of the following (in thousands):

	September 30, 2006	September 30, 2007
Postpetition Revolving Credit Agreement
U.S. Facility, 7.32% 2006; 7.24% 2007, expires April 2009	$112,763	$35,549
U.K. Facility, 8.34% 2006; 8.40% 2007, expires April 2008	4,073	—

	$116,836	$35,549

Three year mortgage note, 3.1%, due in December 2008 (Swiss Subsidiary)	$1,360	$1,409
Other long-term obligations	1,847	1,775

	3,207	3,184
Less amounts due within one year	110	110

	$3,097	$3,074

        The carrying amount of debt approximates fair value, because substantially all debt bears interest at variable interest rates.

        At September 30, 2007, the Company had access to approximately $96,611 ($84,421 U.S. and $12,190 U.K.) under its credit agreements (based on borrowing base and certain reserves). The Company's French subsidiary (Haynes International, SARL) has an overdraft banking facility of 250 Euro ($356) all of which was available on September 30, 2007. The Company's Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 1,000 Swiss Francs ($859) all of which was available on September 30, 2007.

        Maturities of long-term debt are as follows at September 30, 2007:

Year Ending
2008	$110
2009	1,500
2010	91
2011	90
2012	0
2013 and thereafter	1,393

$3,184

Note 9    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 that are not eligible for the U.S. pension plan. The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for this group. Expenses associated with this plan for the years ended September 30, 2005, 2006 and 2007 totaled $545, $586 and $665, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2005, 2006 and 2007.

Defined Benefit Plans

        The Company has non-contributory defined benefit pension plans which cover most employees in the United States and certain foreign subsidiaries. In the U.S. salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)).

        Benefits provided under the Company's domestic defined benefit pension plan are based on years of service and the employee's final compensation. The Company's funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

        The Company has non-qualified pensions for current and former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2005, 2006 and 2007 was $409, $297 and $418, respectively. Accrued liabilities in the amount of $2,831 and $2,533 for these benefits are included in accrued pension and postretirement benefits at September 30, 2007 and 2006, respectively.

        During fiscal 2007 the pension plan for union employees was amended, increasing the pension multiplier used to calculate the employee's monthly benefit from 1.4% to 1.6% for union employees. The impact of the multiplier increase is a plan amendment of $6,195 that will be charged to pension expense over the average remaining service period of employees expected to receive benefits under the plan.

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company. During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company's liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduced the accumulated postretirement benefit liability due to this plan amendment by $46,313 that will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods.

        The Company made contributions of $3,690 and $0 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2007 and 2006, respectively. The Company's U.K. subsidiary made contributions of $1,228 and $1,123 for the year ended September 30, 2007 and 2006, respectively, to the U.K. pension plan.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting For Defined Pension and Other Post Retirement Plans" ("SFAS 158"). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of September 30, 2007. The impacts of adoption are presented within this note.

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Plans
	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2007
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$162,701	$172,311	$126,713	$76,857
Service cost	3,746	4,188	2,152	1,444
Interest cost	9,009	9,986	5,904	4,461
Plan amendment	—	6,195	(46,313)	—
Actuarial losses (gains)	6,002	562	(6,486)	1,694
Employee contributions	68	78	—	—
Benefits paid	(9,215)	(9,327)	(5,113)	(4,412)

Projected benefit obligation at end of year	$172,311	$183,993	$76,857	$80,044

Change in Plan Assets:
Fair value of plan assets at beginning of year	$128,814	$130,753	$—	$—
Actual return on assets	9,964	16,859	—	—
Employer contributions	1,123	4,918	5,113	4,412
Employee contributions	67	78	—	—
Benefits paid	(9,215)	(9,327)	(5,113)	(4,412)

Fair value of plan assets at end of year	$130,753	$143,281	$—	$—

Funded Status of Plan:
Unfunded status	$(41,558)	$(40,712)	$(76,857)	$(80,044)

Unrecognized actuarial loss (gain)	9,549		28,640
Unrecognized prior service cost	—		(43,419)

Net amount recognized	$(32,009)		$(91,636)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2006	2007	2006	2007	2006	2007	2006	2007
Accrued benefit liability	$(32,319)	$(40,712)	$(91,636)	$(80,044)	$(2,533)	$(2,831)	$(126,488)	$(123,587)
Accumulated other comprehensive loss (income)	310	9,959	—	(8,956)	—	—	310	1,003

Net amount recognized	$(32,009)	$(30,753)	$(91,636)	$(89,000)	$(2,533)	$(2,831)	$(126,178)	$(122,584)

Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net (gain) loss		$—		$1,630		$—		$1,630
Amortization of prior service cost		1,033		(5,789)		—		(4,756)

		$1,033		$(4,159)		$—		$(3,126)

        The accumulated benefit obligation for the pension plans was $153,180 and $162,656 at September 30, 2006 and 2007, respectively.

The impact of adopting SFAS No. 158 as of September 30, 2007 was as follows:	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$33,054	$485	$33,539
Total assets	$586,484	$485	$586,969
Accrued pension and postretirement benefits	$122,584	$1,003	$123,587
Total liabilities	$269,589	$1,003	$270,592
Accumulated other comprehensive income, net of tax	$4,499	$(518)	$3,981
Total stockholders' equity	$316,895	$(518)	$316,377

        The Company follows SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of postretirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Service cost	$3,283	$3,746	$4,188
Interest cost	8,967	9,009	9,986
Expected return on assets	(9,730)	(10,349)	(10,512)

Net periodic cost	$2,520	$2,406	$3,662

	Postretirement Health Care Benefits
	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Service cost	$1,264	$2,152	$1,444
Interest cost	5,261	5,904	4,461
Amortization of unrecognized prior service cost	—	(2,895)	(5,789)
Recognized actuarial loss	—	1,690	1,660

Net periodic cost	$6,525	$6,851	$1,776

Assumptions

        A 6.4% (6.8%-2006) annual rate of increase for ages under 65 and an 6.9% (7.5%-2006) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2007, gradually decreasing for both age groups to 5.0% (5.0%-2006) by the year 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in 2007:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$508	$(389)
Effect on accumulated postretirement benefit obligation	0	0

        The effect on accumulated postretirement benefit obligation is zero due to the negative plan amendment that caps the Company costs at $5,000 per year.

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the domestic plans at September 30, 2006 and 2007 were determined based on the following assumptions:

	September 30, 2006	September 30, 2007
Discount rate	6.00%	6.25%
Rate of compensation increase (pension plan only)	4.00%	4.00%

        The net periodic pension and postretirement health care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Discount rate	6.125%	5.750%(1)	6.000%
Expected return on plan assets	8.500%	8.500%	8.500%
Rate of compensation increase (pension plan only)	4.000%	4.000%	4.000%

(1)
Effective April 1, 2006, the discount rate for the postretirement health care plan was changed to 6.250% due to the actuarial revaluation for the negative plan amendment.

Plan Assets and Investment Strategy

        The Company's domestic pension plans weighted-average asset allocations by asset category are as follows:

	September 30,
	2006	2007
Equity Securities	65%	61%
Debt Securities	32%	37%
Real Estate	1%	0%
Other	2%	2%

Total	100%	100%

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

        The U.K. pension plan assets use a similar strategy and investment objective.

Contributions and Benefit Payments

        The Company expects to contribute approximately $8,819 to its domestic pension plans, $4,600 to its domestic other postretirement benefit plans, and $1,228 to the U.K. pension plan in fiscal 2008.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2008	$9,777	$4,600
2009	9,906	4,800
2010	10,127	5,000
2011	10,496	5,000
2012	10,725	5,000
2013-2017 (in total)	62,797	25,000

Subsequent Event

        On October 3, 2007 the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit will be increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the employees' salary deferrals, up to 6% of compensation. The Company estimates the redesign of the pension plan, including previous actions to close the plan to new employees and the adjustment of the multiplier for non-union and union plan participants will reduce funding requirements by $23,000 over the next six years. The offsetting estimated incremental cost of the enhanced 401(k) match is $2.3 million over the same six year period based on an assumption of 90% participation rate by non-union employees. As a result of freezing the benefit accruals for all non-union employees in the U.S., we will recognize in the first quarter of fiscal 2008 a reduction of the projected benefit obligation of approximately $8.2 million, an increase to other comprehensive income (before tax) of approximately $4.5 million and a reduction of pension expense (before tax) of approximately $3.7 million. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

Note 10    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,957, $3,042 and $3,404 for the years ended September 30, 2005, 2006 and 2007, respectively. Rent expense does not include income from sub-lease rentals totaling $179, $180 and $180 for the years ended September 30, 2005, 2006 and 2007, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2007, are as follows:

Operating
2008	$4,005
2009	2,978
2010	2,013
2011	1,392
2012	567
2013 and thereafter	2,368

$13,323

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $650 due in the future.

Note 11    Environmental and Legal

        The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental and intellectual property matters. Future expenditures for environmental, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or cash flows.

        The Company believes that any and all claims arising out of conduct or activities that occurred prior to March 29, 2004 are subject to dismissal. On March 29, 2004, the Company and certain of its subsidiaries and affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the "Bankruptcy Court"). On August 16, 2004, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-in-Possession as Further Modified (the "Confirmation Order"). The Confirmation Order and related Chapter 11 Plan, among other things, provide for the release and discharge of prepetition claims and causes of action. The Confirmation Order further provides for an injunction against the commencement of any actions with respect to claims held prior to the Effective Date of the Plan. The Effective Date occurred on August 31, 2004. When appropriate, the Company pursues the dismissal of lawsuits premised upon claims or causes of action discharged in the Confirmation Order and related Chapter 11 Plan. The success of this strategy is dependent upon a number of factors, including the respective court's interpretation of the Confirmation Order and the unique circumstances of each case.

        The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. A third recently-filed case with similar allegations was pending in the state of Texas, but recently plaintiffs in that case agreed to dismiss their claims against Haynes. The Company believes that it has defenses to these allegations and, that if the Company was found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, that can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective action by the Company could be required. The Company is unable to estimate the costs of any further corrective action at either site, if required. Accordingly, the Company can not assure you that the costs of any future corrective action at these or any other current former sites would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company's capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

        As of September 30, 2006 and September 30, 2007, the Company has accrued $1,483 and $1,519, respectively, for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,377 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $126 per year over the remaining obligation period.

Note 12    Stock-based Compensation

        The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company's common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In January 2007, the Company's Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company's common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date.

        Effective October 1, 2005 under the modified prospective method, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of option grants was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 2005, 2006, and 2007:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
May 5, 2005	$9.08	0%	2.74%	70.00%	3 years
August 15, 2005	$9.68	0%	2.74%	70.00%	3 years
October 1, 2005	$11.81	0%	2.74%	70.00%	3 years
February 21, 2006	$14.43	0%	4.68%	70.00%	3 years
March 31, 2006	$15.33	0%	4.83%	70.00%	3 years
March 30, 2007	$19.06	0%	4.54%	30.00%	3 years
September 1, 2007	$21.42	0%	4.16%	30.00%	3 years

        On March 30, 2007, the Company granted 126,000 options at an exercise price of $72.93, the fair market value of the Company's common stock on the day of the grant. On September 1, 2007 the Company granted 5,000 options at an exercise price of $83.53, the fair value of the Company's common stock on the day of the grant. As a part of the equity offering, 450,000 options were exercised which generated $6,084 cash to the Company and increased the shares of common stock outstanding by 450,000 shares. An additional 157,237 options were exercised during the remainder of the fiscal year which generated $2,395 cash and increased the shares of common stock by 157,237 shares.

        The stock-based employee compensation expense for the years ended September 30, 2007, 2006 and 2005 was $3,136 ($1,866 net of tax or $0.17 per fully diluted share), $2,786 ($1,699 net of tax or $0.17 per fully diluted share), $1,302 ($794 net of tax or $0.08 per fully diluted share), respectively. The remaining unrecognized compensation expense at September 30, 2007 was $2,758 to be recognized over a weighted average vesting period of 1.97 years.

        The following table summarizes the activity under the stock option plans:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2004	940,000		$12.80
Granted	60,000		19.00
Exercised	—
Canceled	(100,000)		12.80

Outstanding at September 30, 2005	900,000		$13.21
Granted	80,000		28.88
Exercised	—
Canceled	—

Outstanding at September 30, 2006	980,000		$14.49
Granted	131,000		73.33
Exercised	(607,237)	$32,138	15.23
Canceled	—

Outstanding at September 30, 2007	503,763	27,632	30.52	7.78 yrs.

Vested or expected to vest	503,763	$27,632	30.52	7.78 yrs.

Exercisable at September 30, 2007	299,428	$21,729	$12.80	6.92 yrs.

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	299,428	$12.80	6.92	299,428	$12.80
May 5, 2005	8,334	19.00	7.58	—	—
August 15, 2005	11,667	20.25	7.92	—	—
October 1, 2005	10,000	25.50	8.00	—	—
February 21, 2006	33,334	29.25	8.42	—	—
March 31, 2006	10,000	31.00	8.50	—	—
March 30, 2007	126,000	72.93	9.50	—	—
September 1, 2007	5,000	83.53	9.92	—	—

	503,763			299,428

        During the first quarter of fiscal 2006, in accordance with the modified prospective transition method, the Company eliminated its balance in stockholders' equity of deferred stock compensation, which represented unrecognized compensation cost for non-vested stock options. Financial statements for prior periods have not been restated.

        SFAS 123 (R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123 (R) was not material.

        Prior to the adoption of SFAS 123(R)

        During fiscal 2005 the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company had recorded compensation expense for stock options, since the exercise price of the stock options was less than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company's net income (loss) would have been the following:

Year Ended September 30, 2005
Net loss as reported	$(4,134)
Add: Total stock-based employee compensation expense determined under the intrinsic value based method, net of related tax effect	788
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(1,475)

Adjusted net loss	$(4,821)

As reported net loss per share:
Basic and Diluted	$(.41)
Pro forma net loss per share:
Basic and Diluted	$(.48)

Note 13    Quarterly Data (unaudited)

        The unaudited quarterly results of operations of the Company for the years ended September 30, 2007 and the 2006 are as follows:

	2007
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$120,463	$137,336	$141,087	$160,950
Gross profit	33,621	40,333	36,939(1)	40,191
Net income	13,184	17,404	17,741(2)	17,791
Net income per share:
Basic	$1.32	$1.70	$1.52	$1.53
Diluted	$1.27	$1.63	$1.49	$1.50
	2006
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$94,407	$110,981	$114,932	$114,085
Gross profit	17,312	28,593	33,234	29,693
Net income	3,333	9,959	11,975	10,273
Net income per share:
Basic	$0.33	$1.00	$1.20	$1.03
Diluted	$0.33	$0.97	$1.16	$1.00

(1)
Reduced by a bonus payment to union employees upon ratification of the collective bargaining agreement of $2.2 million.

(2)
Increased by $2.1 million primarily related to amended tax returns to claim favorable items from extraterritorial income exclusion and foreign tax credits.

Note 14    Segment Reporting

        The Company operates in one business segment: the design, manufacture, marketing and distribution of technologically advanced, high-performance alloys for use in the aerospace, land-based gas turbine and chemical processing industries. The Company has operations in the United States, Europe and China, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

	Year Ended September 30, 2005	Year Ended September 30, 2006	Year Ended September 30, 2007
Net Revenue by Geography:
United States	$196,477	$265,133	$343,920
Europe	88,002	101,448	114,026
China	18,409	25,429	35,872
Other	22,101	42,395	66,018

Net Revenues	$324,989	$434,405	$559,836

Net Revenue by Product Group:
High temperature resistant alloys	$243,742	$295,395	$386,287
Corrosive resistant alloys	81,247	139,010	173,549

Net revenues	$324,989	$434,405	$559,836

	September 30, 2006	September 30, 2007
Long-lived Assets by Geography:
United States	$136,364	$143,043
Europe	3,980	4,262
China	264	333

Total long-lived assets	$140,608	$147,638

Note 15    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2007	$1,751	$(311)	$(101)	$1,339
September 30, 2006	1,514	373	(136)	1,751
September 30, 2005	1,099	733	(318)	1,514

(1)
Uncollectible accounts written off net of recoveries.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 16    Deferred Revenue

        On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation ("TIMET") for up to ten million pounds of titanium metal annually. The transaction is documented by an Access and Security Agreement and a Conversion Services Agreement, both dated November 17, 2006. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. In addition to the volume commitment, the Company has granted TIMET a security interest on its four-high Steckel rolling mill, along with certain rights of access. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which would be required to expand capacity. The Company has the option to purchase titanium sheet and plate products from TIMET and has agreed not to manufacture its own titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50,000 will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the up-front fee not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company used the proceeds, net of expenses, of the $50,000 up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Upon certain instances of a change in control, a violation of the non-compete provisions or a performance default or upon the occurrence of a force majeure event which results in a performance default, the Company is required to return the unearned portion (as defined) of the up-front fee. Revenue of $2,171 has been recognized as a part of the straight-line recognition of the $50,000 up-front fee related to this agreement, during the year ended September 30, 2007. Taxes will be paid on the up-front fee primarily in the first quarter of fiscal 2009.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2007 there were no changes in the Company's internal controls over financial reporting or in other factors that have or are reasonably likely to materially affect these controls.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2007, the Company's internal control over financial reporting is effective based on those criteria.

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

        Management's assessment of the effectiveness of internal control over financial reporting as of September 30, 2007 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on our management's assessment of our internal control over financial reporting.

Mr. Francis J. Petro,	Mr. Marcel Martin,
President & Chief Executive Officer	Chief Financial Officer
December 11, 2007	December 11, 2007

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, Indiana

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Haynes International, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material resects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated December 11, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and for Defined Benefit Pension and Other Postretirement Plans as required by Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
December 11, 2007

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information included under the caption "Business—Executive Officers" in this Form 10-K, and under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Code of Ethics", "Corporate Governance—Corporate Governance Committee and Director Nominations", "Corporate Governance—Committee Structure", and "Corporate Governance—Independence of the Board of Directors and Committee Members" in the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information included under the captions "Executive Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance—Director Compensation Program" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement and "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company's stock option plans, please see Note 12 in the Notes to Consolidated Financial Statements in this report.

Item 13.    Certain Relationships and Related Transactions.

        There are no transactions since the beginning of fiscal 2007, or any currently proposed transaction in which the Company is or was to a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14.    Principal Accountant Fees and Services.

        The information included under the caption "Independent Registered Accounting Firm" in the Proxy Statement is incorporated herein by reference in response to this item.

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

HAYNES INTERNATIONAL, INC.
By:	/s/ FRANCIS J. PETRO Francis J. Petro President and Chief Executive Officer Date: December 11, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS J. PETRO Francis J. Petro	President and Chief Executive Officer; Director (Principal Executive Officer)	December 11, 2007
/s/ MARCEL MARTIN Marcel Martin	Chief Financial Officer (Principal Financial Officer)	December 11, 2007
/s/ DAN MAUDLIN Dan Maudlin	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 11, 2007
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	December 11, 2007
/s/ PAUL J. BOHAN Paul J. Bohan	Director	December 11, 2007
/s/ DONALD C. CAMPION Donald C. Campion	Director	December 11, 2007
/s/ ROBERT H. GETZ Robert H. Getz	Director	December 11, 2007
/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	December 11, 2007
/s/ WILLIAM P. WALL William P. Wall	Director	December 11, 2007
/s/ RONALD W. ZABEL Ronald W. Zabel	Director	December 11, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-In-Possession dated June 29, 2004 (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
2.2	Asset Purchase Agreement by and among Haynes Wire Company, The Branford Wire and Manufacturing Company, Carolina Industries, Inc., and Richard Harcke, dated as of October 28, 2004 (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (reflecting all amendments through February 20, 2007) (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.2	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.2	Haynes International, Inc. Death Benefit Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.3	Amendment No. One to the Haynes International, Inc. Death Benefit Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Haynes International, Inc. Supplemental Executive Retirement Plan, Plan Document effective January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.5	Amendment No. One to the Haynes International, Inc. Supplemental Executive Retirement Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International Inc. Supplemental Executive Retirement Plan(s), Master Trust Agreement, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Amendment No. One to the Master Trust Agreement, dated August 30, 2004 (incorporated by reference to Exhibit 10.7 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, effective January 1, 2002 (incorporated by reference to Exhibit 10.8 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.9	Amendment No. One to the Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 30, 2004 (incorporated by reference to Exhibit 10.9 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

10.10	Amended and Restated Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 31, 2004 (incorporated by reference to Exhibit 10.10 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.11	Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., the Lenders (as defined therein), Congress Financial Corporation (Central), as agent for the Lenders, and Bank One, N.A., as documentation agent, dated August 31, 2004 (incorporated by reference to Exhibit 10.12 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.12	Amendment No. 1 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., the Lenders (as defined therein), and Congress Financial Corporation (Central), as agent for the Lenders, dated November 5, 2004 (incorporated by reference to Exhibit 10.13 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.13	Consulting, Non-Competition and Confidentiality Agreement by and between Richard Harcke and Haynes Wire Company, dated November 5, 2004 (incorporated by reference to Exhibit 10.14 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.14	Facility Agreement by and between Haynes International Limited and Burdale Financial Limited, dated April 2, 2004 (incorporated by reference to Exhibit 10.15 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.15	Amendment No. 2 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., the Lenders (as defined therein), and Congress Financial Corporation (Central), as agent for the Lenders named therein, dated January 27, 2005 (incorporated by reference to Exhibit 10.17 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.16	Amendment No. 3 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., the Lenders (as defined therein), and Wachovia Capital Finance Corporation (Central), as agent for the other Lenders named therein, dated November 5, 2004 (incorporated by reference to Exhibit 10.18 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.17	Amendment No. 4 to Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., certain affiliates of Haynes International, Inc., the Lenders (as defined therein), and Wachovia Capital Finance Corporation (Central), as agent for the other Lenders named therein, dated August 31, 2005 (incorporated by reference to Exhibit 10.19 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.18	Amendment No. 5 to Amended and Restated Loan and Security Agreement, by and among the Company, Haynes Wire Company, the Lenders (as defined therein), and Wachovia Capital Finance Corporation (Central), as agent for the Lenders, dated February 2, 2006 (incorporated by reference to Exhibit 10.20 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.19	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

10.20*	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.21	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.22	Amendment No. 6 to Amended and Restated Loan and Security Agreement, by and among the Company, Haynes Wire Company, the Lenders (as defined therein), and Wachovia Capital Finance Corporation (Central), as agent for the Lenders, dated November 17, 2006 (incorporated by reference to Exhibit 10.24 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.23	Summary of 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.24 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.24	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.25	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.26	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.27	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.28	Non-Qualified Stock Option Agreement between Haynes International, Inc. and its President and Chief Executive Officer pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.29	Form of Indemnification Agreement with Anastacia S. Kilian (incorporated by reference to Exhibit 10.31 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.30	Supplemental Agreement by and between Haynes International Limited and Burdale Financial Limited, effective as of April 30, 2007 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed on May 3, 2007).
10.31	Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated June 8, 2007 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed June 12, 2007).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

*
Confidential treatment has been granted for certain portions of these documents, which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
Consolidated Backlog at Fiscal Quarter End
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN* Among Haynes, The Russell 2000 Index, The S&P MidCap 400 Index and our Peer Group
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data and otherwise noted)
HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (in thousands, except per share data and otherwise noted)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
Part III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS