Form 10-Q
period 2007-12-31
HAYNES INTERNATIONAL INC
filed 2008-02-07
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 1, 2008, the registrant had 11,905,310 shares of Common Stock, $0.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements
HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2007	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$8,444
Restricted cash - current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,339 and $1,257, respectively	106,414	93,854
Inventories, net	286,302	304,054
Income taxes receivable	1,760	-
Deferred income taxes	10,801	11,384
Other current assets	1,457	1,368
Total current assets	412,561	419,214

Property, plant and equipment (at cost)	117,181	121,929
Accumulated depreciation	(19,321)	(21,484)
Net property, plant and equipment	97,860	100,445

Deferred income taxes - long term portion	22,738	23,699
Prepayments and deferred charges, net	3,702	4,066
Restricted cash - long term portion	330	220
Goodwill	41,252	41,927
Other intangible assets	8,526	8,250
Total assets	$586,969	$597,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,443	$61,538
Income taxes payable	-	4,034
Accrued pension and postretirement benefits	14,647	14,388
Revolving credit facilities	35,549	28,335
Deferred revenue - current portion	2,500	2,500
Current maturities of long-term obligations	110	110
Total current liabilities	113,249	110,905

Long-term obligations (less current portion)	3,074	2,956
Deferred revenue (less current portion)	45,329	44,704
Non-current income taxes payable	-	5,384
Accrued pension and postretirement benefits	108,940	98,350
Total liabilities	270,592	262,299

Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,807,237 and 11,905,310 issued and outstanding at September 30, 2007 and December 31, 2007, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Additional paid-in capital	218,504	222,131
Accumulated earnings	93,880	106,896
Accumulated other comprehensive income	3,981	6,483
Total stockholders’ equity	316,377	335,522
Total liabilities and stockholders’ equity	$586,969	$597,821

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,
	2006	2007

Net revenues	$120,463	$146,077
Cost of sales	86,842	111,872
Gross profit	33,621	34,205
Selling, general and administrative expense	9,420	9,990
Research and technical expense	697	908
Operating income	23,504	23,307
Interest expense, net	1,809	463
Income before income taxes	21,695	22,844
Provision for income taxes	8,511	9,001
Net income	$13,184	$13,843
Net income per share:
Basic	$1.32	$1.17
Diluted	$1.27	$1.16
Weighted average shares outstanding:
Basic	10,000,000	11,821,842
Diluted	10,398,994	11,965,900

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2006	2007
Net income	$13,184	$13,843
Other comprehensive income (loss), net of tax:
Pension curtailment	_	2,701
Foreign currency translation adjustment	1,373	(199)
Comprehensive income	$14,557	$16,345

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2006	2007
Cash flows from operating activities:
Net income	$13,184	$13,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,772	2,166
Amortization	282	276
Stock compensation expense	693	350
Excess tax benefit from option exercises	-	(2,022)
Deferred revenue	50,000	-
Deferred revenue - portion recognized	(296)	(625)
Deferred income taxes	(544)	(3,705)
Loss on disposal of property	42	94
Change in assets and liabilities:
Accounts receivable	2,403	12,446
Inventories	(23,037)	(17,673)
Other assets	(2,552)	(242)
Accounts payable and accrued expenses	2,097	902
Income taxes	8,889	11,999
Accrued pension and postretirement benefits	(96)	(6,307)
Net cash provided by operating activities	52,837	11,502

Cash flows from investing activities:
Additions to property, plant and equipment	(3,139)	(4,738)
Change in restricted cash	110	110
Net cash used in investing activities	(3,029)	(4,628)

Cash flows from financing activities:
Net increase (decrease) in revolving credit	(51,003)	(7,214)
Proceeds from exercise of stock options	-	1,255
Excess tax benefit from option exercises	-	2,022
Payments on long-term obligations	(147)	(154)
Net cash used in financing activities	(51,150)	(4,091)

Effect of exchange rates on cash	142	(56)
Increase (decrease) in cash and cash equivalents	(1,200)	2,727

Cash and cash equivalents, beginning of period	6,182	5,717
Cash and cash equivalents, end of period	$4,982	$8,444

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$1,419	$454
Income taxes	$129	$732

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2008 or any interim period.

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

Note 2. New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption of FIN 48 on October 1, 2007, was to decrease retained earnings by $827, increase goodwill by $675, increase deferred tax assets by $3,316, and increase non-current income taxes payable by $4,818.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Income tax-related interest expense is reported as a component of income tax expense and the related liability is included in non-current income taxes payable. As of October 1, 2007, we recorded a liability of approximately $200 for the payments of interest. The liability for the payment of interest did not materially change as of December 31, 2007.

As of October 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for various years from 1994 to 2007, in the U.K. for the years 2001-2007, in Switzerland for the years 2002-2007, and in France for the years 2004-2007. We are also open to examination in various state and local jurisdictions for various tax years, none of which were individually material. We are currently under audit in the U.S. federal tax jurisdiction and the state of Indiana for the September 30, 2005 tax year.

As of October 1, 2007, the total amount of unrecognized tax benefits was $4,818, of which $827 would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits did not materially change as of December 31, 2007.

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

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("FAS 141(R)"). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("FAS 160"). FAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of FAS 160 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Note 3. Inventories

The following is a summary of the major classes of inventories:

	September 30, 2007	December 31, 2007
Raw Materials	$16,218	$20,031
Work-in-process	162,266	163,251
Finished Goods	106,419	118,117
Other, net	1,399	2,655
	$286,302	$304,054

Note 4. Income Taxes

Income tax expense for the three months ended December 31, 2006 and 2007, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.

Note 5. Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2006	2007	2006	2007
Service cost	$990	$706	$427	$361
Interest cost	2,306	2,688	1,319	1,115
Expected return	(2,457)	(2,851)	-	-
Amortizations	-	201	(1,221)	(1,032)
Curtailment gain	-	(3,659)	-	-
Net periodic benefit cost	$839	$(2,915)	$525	$444

The Company contributed $2,510 to the Company sponsored domestic pension plans, $1,072 to its other post-retirement benefit plans and $307 to the U.K. pension plan for the three months ended December 31, 2007. The Company presently expects future contributions of $6,310 to its domestic pension plans, $3,528 to its other post-retirement benefit plans and $920 to the U.K. pension plans for the remainder of fiscal 2008. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

On October 2, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit was increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant's salary deferrals, up to 6% of compensation. The Company estimates the redesign of the pension plan, including previous actions to close the plan to new non-union and union employees and the adjustment of the multiplier for non-union and union plan participants, will reduce funding requirements by $23,000 over the next six years. The offsetting estimated incremental cost of the enhanced 401K match is $2,300 over the same six year period. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, we recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

Note 6. Environmental and Legal

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In addition, at the request of IDEM, the Company has initiated an investigation of three additional areas at the Kokomo facility. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective actions by the Company could be required. In addition, groundwater monitoring has begun and is ongoing on two additional solid waste management units. The Company is unable to estimate the costs of these or any further corrective action at either site, if required. Accordingly, the Company can not assure you that the costs of any future corrective action at these or any other current former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company’s capability to satisfy post-closure groundwater monitoring and care requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

As of December 31, 2007 and September 30, 2007, the Company has accrued $1,519 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,377 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $126 per year over the remaining obligation period.

Note 7. Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds (with an option for an additional ten million pounds) of titanium metal annually at prices established by the terms of the agreement. TIMET paid the Company a $50.0 million up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. The cash received of $50.0 million will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company used the proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Revenue of $296 and $625 has been recognized related to this agreement, during the three months ended December 31, 2006 and 2007, respectively. Taxes will be paid on the up-front fee primarily in the first quarter of fiscal 2009.

Note 8. Intangible Assets and Goodwill

Goodwill was created as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value exceeds the fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.

The Company also has patents, trademarks and other intangibles. As the patents have a finite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. The Company has two non-compete agreements with lives of two and seven years. Amortization of the patents, non-competes and other intangibles was $282, and $276 for the three months ended December 31, 2006 and 2007, respectively.

Goodwill and trademarks were tested for impairment on August 31, 2007 with no impairment recognized because the fair values exceeded the carrying values. Goodwill increased $675 during the three months ended December 31, 2007 due to the adoption of FIN 48.

The following represents a summary of intangible assets and goodwill at September 30, 2007 and December 31, 2007:

September 30, 2007	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$41,252	$—	$41,252
Patents	8,667	(4,712)	3,955
Trademarks	3,800	—	3,800
Non-compete	840	(266)	574
Other	465	(268)	197
	$55,024	$(5,246)	$49,778

December 31, 2007	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$41,927	$—	$41,927
Patents	8,667	(4,904)	3,763
Trademarks	3,800	—	3,800
Non-compete	840	(318)	522
Other	465	(300)	165
	$55,699	$(5,522)	$50,177

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2008 (remainder of fiscal year)	$830
2009	816
2010	376
2011	363
2012	288

Note 9. Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended December 31,
(in thousands except share and per share data)	2006	2007
Numerator:
Net Income	$13,184	$13,843
Denominator:
Weighted average shares outstanding - Basic	10,000,000	11,821,842
Effect of dilutive stock options	398,994	144,058
Weighted average shares outstanding - Diluted	10,398,994	11,965,900

Basic net income per share	$1.32	$1.17
Diluted net income per share	$1.27	$1.16

Weighted average shares outstanding increased due to the equity offering in the second quarter of fiscal 2007 and the exercise of stock options. Anti-dilutive shares with respect to outstanding stock options have been excluded from the computation of diluted net income per share. A total of 0 and 131,000 anti-dilutive weighted average shares with respect to outstanding stock options have been excluded from the computation of diluted net income per share for the three months ended December 31, 2006 and 2007, respectively.

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

The fair value of the option grants was estimated as of the date of the grant pursuant FASB Statement No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees ("SFAS 123(R)"), using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 30, 2007	$19.06	0%	4.54%	30.00%	3 years
September 1, 2007	$21.42	0%	4.16%	30.00%	3 years

No new grants occurred in the three months ended December 31, 2007. During the first quarter of fiscal 2008, 98,073 options were exercised which generated $1,255 cash to the Company and increased the shares of common stock outstanding by 98,073 shares.

The stock-based employee compensation expense for the three months ended December 31, 2007 was $350 ($209 net of tax or $0.02 per fully diluted share) leaving remaining unrecognized compensation expense at December 31, 2007 of $2,408 to be recognized over a weighted average period vesting of 1.72 years. The stock-based employee compensation expense for the three months ended December 31, 2006 was $693 ($413 net of tax or $0.04 per fully diluted share).

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2007	503,763	$30.52
Granted	0	-
Exercised	(98,073)	12.80
Outstanding at December 31, 2007	405,690	$34.80	7.74 Years	$14,578,989
Vested or expected to vest	405,690	$34.80	7.74 Years	$14,578,989
Exercisable at December 31, 2007	206,355	$13.11	6.69 Years	$11,636,829

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	201,355	$12.80	6.67	201,355	$12.80
May 5, 2005	8,334	19.00	7.33	-	19.00
August 15, 2005	11,667	20.25	7.67	-	20.25
October 1, 2005	10,000	25.50	7.75	5,000	25.50
February 21, 2006	33,334	29.25	8.17	-	29.25
March 31, 2006	10,000	31.00	8.25	-	31.00
March 30, 2007	126,000	72.93	9.25	-	72.93
September 1, 2007	5,000	$83.53	9.67	-	$83.53
	405,690			206,355

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) any significant change in customer demand for its products or in demand for its customers’ products; (iii) the Company’s dependence on production levels at its Kokomo facility and its ability to make capital improvements at that facility; (iv) rapid increases in the cost of nickel, energy and other raw materials; (v) the Company’s ability to continue to develop new commercially viable applications and products; (vi) the Company’s ability to recruit and retain key employees; (vii) the Company’s ability to comply, and the costs of compliance, with applicable environmental laws and regulations;and (viii) economic and market risks associated with foreign operations and U.S. and world economic and political conditions . Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Haynes International, Inc. ("Haynes" or "the Company") is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in high-performance alloy wire products. The Company sells its products primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated.

Beginning at the end of the second quarter and continuing through the fourth quarter of fiscal 2007, the Company experienced a trend of increasing revenues and average selling price per pound, while gross profit as a percentage of net revenues declined. During the first quarter of fiscal 2008, net revenue and average selling price per pound began to decline along with the gross profit decline. The largest contributing factor to the decline in gross profit as a percentage of revenue is increased competition. Starting in the third quarter of fiscal 2007, the Company has experienced increased competition from competitors who produce both stainless steel and high-performance alloys. Due to a slowing stainless steel market, these competitors have increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, and they are able to offer very competitive delivery times and prices. As a result of this competition, the Company's ability to raise prices on certain products has been limited in the three most recent fiscal quarters. Historically, the Company has experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened. We believe, however, that we are in a better position to respond to the competition than we were at those times as a result of our increased emphasis on service centers and our value-added services. American Metals Market reported in January that stainless producers believe that prospects appear to be brightening in the stainless steel market and that the stage is set for a 2008 recovery in stainless spot market volume and prices, which should begin to alleviate the pricing pressure felt by the Company in recent quarters. Additionally, management believes that the completion of the upgrade to the second annealing line, which will be completed in the third quarter of fiscal 2008, will enable the Company to be competitive with respect to delivery-times and reliability.

Another factor which has negatively impacted gross profit as a percentage of net revenue is the downtime as a result of equipment upgrades and, in the first quarter of fiscal 2008, two unplanned outages. Planned and unplanned outages reduce the amount of pounds produced and shipped by the Company. Beginning in fiscal 2006, the Company began making significant investments in order to increase capacity in its sheet finishing operations, including upgrades to its cold rolling mill and one of two annealing lines, which were completed in fiscal 2007. The Company intends to complete the second phase of upgrades to its second annealing line in the third quarter of fiscal 2008, which will complete the necessary upgrades to the sheet finishing operations required to increase production capacity for high-performance alloys in sheet form from 9.0 million pounds per year to 14.0 million pounds per year. This will result in total high-performance alloy production capacity of 23.5 million pounds per year. The Company believes it will achieve its objective of producing and selling 23.5 million pounds of high-performance alloys by fiscal 2010. Management anticipates continuing to invest in the Company's equipment. The Company spent approximately $4.7 million in the first quarter of fiscal 2008 on capital improvements. Total planned fiscal 2008 capital spending is targeted at approximately $15.0 million, of which approximately $5.0 million is attributable to recurring capital maintenance projects.

In addition to planned downtime required in order to complete these upgrades, from time to time the Company has also experienced unplanned outages, such as those which occurred in the first quarter of fiscal 2008, which also reduce production levels. As a result of these unplanned outages, the Company produces and ships fewer pounds, resulting in lower revenues in the quarter in which they occur. In addition, it was more difficult to recover quickly from the unplanned outages in the first quarter due to the planned downtime that was also scheduled. Management believes that the investments in the Company's equipment over the last several years and continuing this year (including increasing capacity of the sheet finishing operations described above) have significantly and will continue to improve operating efficiency by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving delivery performance, working capital management and product quality. In addition, it will enable us to recover more quickly from unplanned outages.

Quarterly Market Information

Set forth below is selected data relating to the Company’s backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, as well as a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Backlog(1)
Dollars (in thousands)	$206,859	$237,589	$258,867	$236,256	$247,775
Pounds (in thousands)	7,575	8,454	8,551	7,397	8,274
Average selling price per pound	$27.31	$28.10	$30.27	$31.94	$29.95

Average nickel price per pound
London Metals Exchange (2)	$15.68	$21.01	$18.92	$13.40	$12.11

(1)
The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog information does not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net revenues (in thousands)
Aerospace	$43,827	$48,232	$55,317	$63,796	$59,442
Chemical processing	38,778	37,701	31,495	39,986	40,805
Land-based gas turbines	20,076	27,993	26,812	28,120	25,505
Other markets	15,671	20,352	24,598	25,638	17,772
Total product revenue	118,352	134,278	138,222	157,540	143,524
Other revenue	2,111	3,058	2,865	3,410	2,553
Net revenues	$120,463	$137,336	$141,087	$160,950	$146,077
Pounds by markets (in thousands)
Aerospace	1,780	1,701	1,973	2,206	2,154
Chemical processing	1,479	1,322	1,082	1,238	1,312
Land-based gas turbines	1,144	1,382	1,256	1,311	1,060
Other markets(1)	1,053	1,320	1,538	923	681
Total shipments	5,456	5,725	5,849	5,678	5,207

Average selling price per pound
Aerospace	$24.62	$28.36	$28.04	$28.92	$27.60
Chemical processing	26.22	28.52	29.11	32.30	31.10
Land-based gas turbines	17.55	20.26	21.35	21.45	24.06
Other markets	14.88	15.42	15.99	27.78	26.10
Total product (excluding other revenue)	21.69	23.45	23.63	27.75	27.56
Total average selling price (including other revenue)	22.08	23.99	24.12	28.35	28.05

(1)
The decrease in pounds in Other markets relates primarily to the reduction in stainless steel wire pounds, which decreased by 484 pounds in the quarter ended December 31, 2007 versus the quarter ended December 31, 2006.

Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)	Three Months Ended
	December 31,				Change
	2006		2007		Amount	%
Net revenues	$120,463	100.0%	$146,077	100.0%	$25,614	21.3%
Cost of sales	86,842	72.1%	111,872	76.6%	25,030	28.8%
Gross profit	33,621	27.9%	34,205	23.4%	584	1.7%
Selling, general and administrative expense	9,420	7.8%	9,990	6.8%	570	6.1%
Research and technical expense	697	0.6%	908	0.6%	211	30.3%
Operating income	23,504	19.5%	23,307	16.0%	(197)	(0.8)%
Interest expense, net	1,809	1.5%	463	0.3%	(1,346)	(74.4)%
Income before income taxes	21,695	18.0%	22,844	15.6%	1,149	5.3%
Provision for income taxes	8,511	7.1%	9,001	6.2%	490	5.8%
Net income	$13,184	10.9%	$13,843	9.5%	$659	5.0%

By market

	Three Months Ended
	December 31,		Change
	2006	2007	Amount	%
Net revenues (in thousands)
Aerospace	$43,827	$59,442	$15,615	35.6%
Chemical processing	38,778	40,805	2,027	5.2%
Land-based gas turbines	20,076	25,505	5,429	27.0%
Other markets	15,671	17,772	2,101	13.4%
Total product revenue	118,352	143,524	25,172	21.3%
Other revenue	2,111	2,553	443	21.0%
Net revenues	$120,463	$146,077	$25,614	21.3%

Pounds by markets (in thousands)
Aerospace	1,780	2,154	374	21.0%
Chemical processing	1,479	1,312	(167)	(11.3)%
Land-based gas turbines	1,144	1,060	(84)	(7.3)%
Other markets	1,053	681	(372)	(35.3)%
Total shipments	5,456	5,207	(249)	(4.6)%

Average selling price per pound
Aerospace	$24.62	$27.60	$2.97	12.1%
Chemical processing	26.22	31.10	4.88	18.6%
Land-based gas turbines	17.55	24.06	6.51	37.1%
Other markets	14.88	26.10	11.22	75.4%
Total product (excluding other revenue)	21.69	27.56	5.87	21.1%
Total average selling price (including other revenue)	22.08	28.05	5.97	27.0%

Net Revenues. Net revenues increased by $25.6 million, or 21.3%, to $146.1 million in the first quarter of fiscal 2008 from $120.5 million in the same period of fiscal 2007. Volume for all products decreased by 4.6% to 5.2 million pounds in the first quarter of fiscal 2008 from 5.5 million pounds in the same period of fiscal 2007. Volume of high-performance alloys increased by 4.9% to 5.0 million pounds in the first quarter of fiscal 2008 from 4.8 million pounds in the same period of fiscal 2007. Volume of stainless steel wire decreased by 71.5% to 0.2 million pounds in the first quarter of fiscal 2008 from 0.7 million pounds in the same period of fiscal 2007 as a result of the Company’s strategy to focus on the production and sales of high-performance alloy wire. It is anticipated, however, that there will continue to be a recurring level of stainless steel wire produced and sold into certain specialty markets. The aggregate average selling price per pound increased by 27.0% to $28.05 per pound in the first quarter of fiscal 2008 from $22.08 per pound in the same period of fiscal 2007 because of changes in product mix (both form and alloy), an increased level of service center value-added business (which also reflects a higher average cost per pound), reduced project business and higher raw material prices. Although nickel prices were lower in the first quarter of fiscal 2008 than in the same period of fiscal 2007, prices rose for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. As discussed above under "Overview", unfavorably impacting both volume and average selling price is increased competition, while planned and unplanned outages lowered production in the quarter. The Company’s consolidated backlog increased by $11.5 million, or 4.9%, to $247.8 million at December 31, 2007 from $236.3 million at September 30, 2007. Management continues to expect the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets, subject to world economic conditions.

Sales to the aerospace market increased by 35.6% to $59.4 million in the first quarter of fiscal 2008 from $43.8 million in the same period of fiscal 2007, due to a 12.1% increase in the average selling price per pound combined with a 21.0% increase in volume. The increase in the average selling price per pound is due to changes in product mix and the effect of passing through higher raw material costs. Product mix reflects a higher percentage of specialty alloy products and forms with a higher average selling price when compared to the product mix sold in the same period of fiscal 2007. Volume has improved due to market demand as reflected in the continued strength in the build rate for new aircraft.

Sales to the chemical processing market increased by 5.2% to $40.8 million in the first quarter of fiscal 2008 from $38.8 million in the same period of fiscal 2007, due to an 18.6% increase in the average selling price per pound, partially offset by a 11.3% decrease in volume. The increase in the average selling price reflects a higher percentage of sales of specialty alloy product and the Company's ability to pass through higher raw material costs to customers. Volume has declined due to the project oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of the project business which also impacts average selling price per pound.

Sales to the land-based gas turbine market increased by 27.0% to $25.5 million for the first quarter of fiscal 2008 from $20.1 million in the same period of fiscal 2007, due to an increase of 37.1% in the average selling price per pound, partially offset by a 7.3% decrease in volume. The increase in the average selling price is due to the effect of a change in product mix (both form and alloy) and the Company's ability to pass through higher raw material costs to customers. Volume decreased as a result of lower billet volume (caused by ordering patterns) in the first quarter of fiscal 2008 compared to the same period of fiscal 2007. However, due to the relatively lower average selling price of billet, the decreased billet volume had a positive impact on average selling price.

Sales to other markets increased by 13.4% to $17.8 million in the first quarter of fiscal 2008 from $15.7 million in the same period of fiscal 2007, due to a 75.4% increase in average selling price per pound, which was partially offset by a 35.3% decrease in volume. The primary reason for the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire. Volume of stainless steel wire decreased by 71.5%, while volume of all forms of high-performance alloy sold to other markets increased 29.8% in the first quarter of fiscal 2008 compared to the same period of fiscal 2007. The increased volume of high-performance alloy in the “other markets” category is primarily due to the Company’s continuing effort to increase sales into markets such as flue gas desulphurization ("FGD") markets, which fall into this category and to expand the number of other markets. The increase in average selling price is primarily due to the higher percentage of high-performance alloys which have a higher average selling price compared to stainless steel. Also contributing to the increase in average selling price is the change in product mix (both form and alloy) and the Company's ability to pass through higher raw material costs to customers.

Other Revenue. Other revenue increased by 21.0% to $2.6 million in the first quarter of fiscal 2008 from $2.1 million for the same period of fiscal 2007. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

Cost of Sales. Cost of sales increased to $111.9 million, and 76.6% of net revenues, in the first quarter of fiscal 2008, compared to $86.8 million, and 72.1% of net revenues, in the same period of fiscal 2007. Cost of sales in the first quarter of fiscal 2008 grew as a result of increased volumes, increased raw materials costs, and product mix due to an increase in the production and sale of higher-cost alloy and forms. In addition, labor costs increased in the first quarter of fiscal 2008 compared to the same period in fiscal 2007 due to increased wage rates for union employees and increased fringe benefit costs. These increases in cost of sales were partially offset by a $3.7 million (2.5% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S. The increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percent of net revenue) can be attributed to the increased cost of sales, and increased competition (which lowered net revenue) and planned and unplanned equipment outages, as discussed above under "Overview".

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.1% to $10.0 million in the first quarter of fiscal 2008 from $9.4 million in the same period of fiscal 2007 due to general inflationary increases and higher business activity. Selling, general and administrative expenses as a percentage of net revenues decreased to 6.8% in the first quarter of fiscal 2008 compared to 7.8% for the same period of fiscal 2007 due primarily to increased level of revenues. It is anticipated that SG&A expense for all of fiscal 2008 will increase by approximately 6% compared to fiscal 2007.

Research and Technical Expense. Research and technical expense increased 30.3% to $0.9 million in the first quarter of fiscal 2008 from $0.7 million in the same period of fiscal 2007 due to normal inflationary increases and also increased staff levels required to support the transition of retiring employees.

Operating Income. As a result of the above factors, operating income in the first quarter of fiscal 2008 was $23.3 million compared to $23.5 million in the same period of fiscal 2007.

Interest Expense. Interest expense decreased 74.4% to $0.5 million in the first quarter of fiscal 2008 from $1.8 million in the same period of fiscal 2007. The decrease is from a lower average debt balance outstanding resulting from the Company's application of proceeds from the equity offering that occurred in the second quarter of fiscal 2007, cash generated from operations and proceeds from the exercise of stock options to reduce the outstanding debt balance.

Income Taxes. Income tax expense increased to $9.0 million in the first quarter of fiscal 2008 from $8.5 million in the same period of fiscal 2007 primarily due to higher pretax income. The effective tax rate for the first quarter of fiscal 2008 was 39.4% compared to 39.2% in the same period of fiscal 2007. The increase in the effective tax rate is primarily attributable to the impact of FIN 48 during the three months ended December 31, 2007 which increased the effective tax rate by 0.7 points partially offset by a higher Internal Revenue Code Section 199 manufacturer’s deduction (which provides a deduction for manufacturing activities in the U.S.) and higher foreign tax credits available. It is expected that the effective tax rate for fiscal 2008 will be approximately between 38.0% and 39.0%.

Net Income. As a result of the above factors, net income increased by $0.7 million to $13.8 million in the first quarter of fiscal 2008 from $13.2 million in the same period of fiscal 2007.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2008, the Company’s primary sources of cash were cash from operations, borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below) and proceeds from the exercise of stock options (including related tax benefits). At December 31, 2007, Haynes had cash and cash equivalents of approximately $8.4 million compared to cash and cash equivalents of approximately $5.7 million at September 30, 2007.

Net cash provided by operating activities was $11.5 million in the first quarter of fiscal 2008 compared to $52.8 million in the same period of fiscal 2007. Several items contributed to the difference. First, cash provided by operating activities in the first quarter of fiscal 2007 included the proceeds of the $50.0 million up-front payment received from Titanium Metals Corporation as a result of the Conversion Services Agreement entered into in that quarter. Second, inventory balances (net of foreign currency adjustments) at December 31, 2007 were $17.7million higher than at September 30, 2007, as a result of both planned and unplanned outages and increased levels of inventory required to support an increased sales level in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Third, cash generated from a decrease in accounts receivable of $12.4 million. Net cash used in investing activities was $4.6 million in the first quarter of fiscal 2008 compared to $3.0 in the first quarter of fiscal 2007, primarily as a result of the ongoing capital expenditure program. Net cash used in financing activities included a reduction in borrowings on the revolving credit facility by $7.2 million as a result of cash generated from operations and proceeds from exercise of stock options (including excess tax benefits) of $3.3 million.

 Future sources of liquidity

The Company’s sources of cash for fiscal 2008 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under both the U.S. revolving credit facility and the U.K. revolving credit facility (described below). The U.S. revolving credit facility and the U.K. revolving credit facility combine to provide borrowings in a maximum amount of $135.0 million, subject to a borrowing base formula and certain reserves. At December 31, 2007, the Company had cash and cash equivalents of approximately $8.4 million, an outstanding balance of $28.3 million on the U.S. revolving credit facility, an outstanding balance of zero on the U.K. revolving credit facility and access to a total of approximately $103.7 million under both facilities ($91.6 million in the United States and $12.1 million in the U.K.) in each case subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility: The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of December 31, 2007, the U.S. revolving credit facility had an outstanding balance of $28.3 million. During the first three months of fiscal 2008, the U.S. revolving credit facility bore interest at a weighted average interest rate of 6.85%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of December 31, 2007, the most recent required measurement date under the agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

U.K. revolving credit facility: The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., has entered into an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During the third quarter of fiscal 2007, the Company amended the U.K. revolving credit facility, which was set to mature April 2, 2007, to extend the maturity date to April 2, 2008, reduce the margin included in the interest rate from 3% per annum to 2.25% per annum, and to reduce the commitment fee on the daily undrawn and/or unutilized balance of the facility from 0.375% to 0.25%. The Company is currently evaluating options to renew or replace this facility upon its maturity with one of similar availability. Haynes U.K. is required to pay interest on loans made under the U.K. revolving credit facility in an amount equal to LIBOR (as calculated in accordance with the terms of the U.K. revolving credit facility), plus 2.25% per annum. As of December 31, 2007, the U.K. revolving credit facility had an outstanding balance of zero. Availability under the U.K. revolving credit facility is limited by eligible receivables, eligible inventory and certain reserves established by the lender in accordance with the terms of the U.K. revolving credit facility. Haynes U.K. must meet certain financial covenants relating to tangible net worth and cash flow. As of December 31, 2007, the most recent measurement date required under the U.K. revolving credit facility, Haynes U.K. was in compliance with these covenants. The U.K. revolving credit facility is collateralized by a pledge of substantially all of the assets of Haynes U.K.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	funding operations;

•	income tax payments;

•	capital spending to increase capacity and improve reliability and performance of the equipment;

•	pension plan funding;

•	reduction of debt; and

•	interest payments on outstanding indebtedness.

Planned fiscal 2008 capital spending is targeted at $15.0 million, $4.7 million of which was spent in the first quarter. The main projects for fiscal 2008 include continuing the upgrade of the annealing line at the Kokomo, Indiana facility and the installation of a new pilger mill at the Arcadia, Louisiana facility. The upgrade on the annealing line is scheduled to be completed in two phases during fiscal 2008. The first phase during which the line was out of service, started in December 2007 and is now scheduled for completion during the first week of February, several days ahead of schedule. The second phase of the upgrade is scheduled to start in April 2008 and to finish in June 2008. The annealing line will again be out of service during this period. It is expected that, during this downtime, sheet production will decrease slightly from historical levels. In addition, it may be more difficult to recover quickly from unplanned outages during periods of planned downtime. Construction for the pilger mill installation is ongoing and it is anticipated that the mill will be operational by the end of May. Management believes that the completion of these capital projects and the related improvements in reliability and performance of the equipment will have a positive effect on profitability, working capital management and our ability to recover more quickly from unplanned outages.

The Company is also evaluating the desirability of possible additional capital expansion projects to capitalize on current market opportunities. Additionally, acceleration of future capital spending beyond what is currently planned may occur in order to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing cost and increased capacity. Consideration will also be given to potential strategic acquisitions similar to the November 2004 Branford Acquisition which complemented the Company’s product line, reduced production costs and increased capacity.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2007:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)(6)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations (including interest)(2)	$32,299	$3,415	$28,884	$—	$—
Operating lease obligations	10,250	3,937	4,389	1,527	397
Raw material contracts	81,652	79,740	1,912	—	—
Mill supplies contracts	331	331	—	—	—
Capital projects	11,509	11,509	—	—	—
Pension plan(3)	41,538	9,788	21,490	10,260	—
Other postretirement benefits(4)	49,400	4,600	9,800	10,000	25,000
Non-compete obligations(5)	330	110	220	—	—
Total	$227,309	$113,430	$66,695	$21,787	$25,397

(1)
Taxes are not included in the table. Payments for taxes in fiscal 2008 are expected to be approximately $36.0 million (excluding taxes related to the TIMET conversion services agreement which are expected to be paid in first quarter of fiscal 2009 of approximately $18.3 million).

(2)	Interest is calculated annually using the principal balance and current interest rates as of December 31, 2007.
(3)
The Company has a funding obligation to contribute an additional $40,310 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,228 in fiscal 2008 to the U.K. Pension Plan arising from an obligation in the U.K. debt agreement.

(4)	Represents expected post-retirement benefits only.
(5)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

(6)
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007 which had an impact of increasing the non-current income taxes payable by $4,818. Taxes are not included in the table. It is not possible to determine in which future period the tax liability might be paid out.

At December 31, 2007, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on the Company's financial position, results of operations and cash flows.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("FAS 141(R)"). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("FAS 160"). FAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of FAS 160 is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

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

The Company’s accounting policies are more fully described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed by the Company with the Securities and Exchange Commission.

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

Pension and Post-Retirement Benefits

The Company has defined benefit pension and post-retirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plans assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and post-retirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. As a result of the 2004 Chapter 11 reorganization there were no changes to terms of these benefits.

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived assets impairment are subject to a high degree of judgment and complexity. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value. If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. The fair value is generally determined using a market value approach. The Company reviews the trademarks for impairment annually or more frequently if events or circumstances indicate that the carrying amount of trademarks may be impaired. If the carrying amount exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. The Company reviewed goodwill and trademarks for impairment as of August 31, 2007, and concluded no impairment adjustment was necessary. No events or circumstances have occurred that would indicate the carrying value of goodwill or trademarks may be impaired since its testing date.

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

On October 1, 2005, the Company adopted FASB Statement No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. The amount of compensation cost will be measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, and expected lives of the options.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In addition to the reorganization of the Company, the results of operations have improved due to improved market conditions as evidenced by its increasing backlog. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption of FIN 48 on October 1, 2007, was to decrease retained earnings by $0.8 million, increase goodwill by $0.7 million, increase deferred tax assets by $3.3 million, and increase non-current income taxes payable by $4.8 million.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Income tax-related interest expense is reported as a component of income tax expense and the related liability is included in non-current income taxes payable. As of October 1, 2007, we recorded a liability of approximately $0.2 million for the payments of interest. The liability for the payment of interest did not materially change as of December 31, 2007.

As of October 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for various years from 1994 to 2007, in the U.K. for the years 2001-2007, in Switzerland for the years 2002-2007, and in France for the years 2004-2007. We are also open to examination in various state and local jurisdictions for various tax years, none of which were individually material. We are currently under audit in the U.S. federal tax jurisdiction and the state of Indiana for the September 30, 2005 tax year.

As of October 1, 2007, the total amount of unrecognized tax benefits was $4.8 million, of which $0.8 million would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits did not materially change as of December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at December 31, 2007. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $604,000 for the three months ended December 31, 2006 and $200,000 for the three months ended December 31, 2007. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. Each foreign subsidiary manages its own foreign currency exchange risk. The Company's U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At December 31, 2007, the Company had no foreign currency exchange contracts outstanding.

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

Item 4. Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ FRANCIS J. PETRO
Francis J. Petro
President and Chief Executive Officer
Date: February 5, 2008

/s/ MARCEL MARTIN
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 5, 2008

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

	4.03	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(10)	10.01	Summary of 2008 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed December 6, 2007).
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

* Filed herewith