Form 10-Q
period 2008-03-31
HAYNES INTERNATIONAL INC
filed 2008-05-08
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filler” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒No ☐

As of May 1, 2008, the registrant had 11,909,410 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements
HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

ASSETS	September 30, 2007	March 31, 2008
Current assets:
Cash and cash equivalents	$5,717	$11,497
Restricted cash - current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,339 and $1,251, respectively	106,414	102,988
Inventories, net	286,302	304,225
Income taxes receivable	1,760	920
Deferred income taxes	10,801	12,827
Other current assets	1,457	1,848
Total current assets	412,561	434,415

Property, plant and equipment (at cost)	117,181	127,211
Accumulated depreciation	(19,321)	(24,091)
Net property, plant and equipment	97,860	103,120

Deferred income taxes - long term portion	22,738	23,953
Prepayments and deferred charges, net	3,702	3,981
Restricted cash - long term portion	330	220
Goodwill	41,252	41,927
Other intangible assets	8,526	7,984
Total assets	$586,969	$615,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,443	$60,477
Accrued pension and postretirement benefits	14,647	15,008
Revolving credit facilities	35,549	34,976
Deferred revenue - current portion	2,500	2,500
Current maturities of long-term obligations	110	110
Total current liabilities	113,249	113,071

Long-term obligations (less current portion)	3,074	3,160
Deferred revenue (less current portion)	45,329	44,079
Non-current income taxes payable	-	6,195
Accrued pension and postretirement benefits	108,940	95,577
Total liabilities	270,592	262,082

Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,807,237 and 11,909,410 issued and outstanding at September 30, 2007 and March 31, 2008, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Additional paid-in capital	218,504	222,589
Accumulated earnings	93,880	121,959
Accumulated other comprehensive income	3,981	8,958
Total stockholders’ equity	316,377	353,518
Total liabilities and stockholders’ equity	$586,969	$615,600

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008

Net revenues	$137,336	$163,771	$257,799	$309,848
Cost of sales	97,003	127,851	183,845	239,723
Gross profit	40,333	35,920	73,954	70,125
Selling, general and administrative expense	8,861	10,062	18,281	20,052
Research and technical expense	781	839	1,478	1,747
Operating income	30,691	25,019	54,195	48,326
Interest expense, net	1,266	317	3,075	780
Income before income taxes	29,425	24,702	51,120	47,546
Provision for income taxes	12,021	9,639	20,532	18,640
Net income	$17,404	$15,063	$30,588	$28,906

Net income per share:
Basic	$1.70	$1.27	$3.03	$2.44
Diluted	$1.63	$1.25	$2.91	$2.41
Weighted average shares outstanding:
Basic	10,220,000	11,906,076	10,110,000	11,863,729
Diluted	10,652,773	12,030,895	10,525,883	11,998,167

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2007	2008	2007	2008
Net income	$17,404	$15,063	$30,588	$28,906
Other comprehensive income, net of tax:
Pension curtailment	-	-	-	2,701
Foreign currency translation adjustment	314	2,475	1,687	2,276
Comprehensive income	$17,718	$17,538	$32,275	$33,883

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$30,588	$28,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,582	4,415
Amortization	562	542
Stock compensation expense	1,426	700
Excess tax benefit from option exercises	(7,888)	(2,077)
Deferred revenue	50,000	-
Deferred revenue - portion recognized	(921)	(1,250)
Deferred income taxes	335	(5,498)
Loss on disposal of property	42	230
Change in assets and liabilities:
Accounts receivable	(4,391)	4,336
Inventories	(53,180)	(15,535)
Other assets	(2,842)	(495)
Accounts payable and accrued expenses	20,466	(1,515)
Income taxes	312	7,806
Accrued pension and postretirement benefits	(634)	(8,454)
Net cash provided by operating activities	37,456	12,111

Cash flows from investing activities:
Additions to property, plant and equipment	(6,240)	(9,356)
Change in restricted cash	110	110
Net cash used in investing activities	(6,130)	(9,246)

Cash flows from financing activities:
Net decrease in revolving credit	(116,836)	(573)
Proceeds from equity offering, net	72,753	-
Proceeds from exercise of stock options	6,083	1,308
Excess tax benefit from option exercises	7,888	2,077
Payments on long-term obligations	(135)	(148)
Net cash provided by (used in) financing activities	(30,247)	2,664

Effect of exchange rates on cash	190	251
Increase in cash and cash equivalents	1,269	5,780

Cash and cash equivalents, beginning of period	6,182	5,717
Cash and cash equivalents, end of period	$7,451	$11,497

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$2,322	$784
Income taxes	$19,878	$16,370

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Note 1. Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2008 or any interim period.

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

Note 2. New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption of FIN 48 on October 1, 2007, was to decrease accumulated earnings by $827, increase goodwill by $675, increase deferred tax assets by $3,316, and increase non-current income taxes payable by $4,818.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Income tax-related interest expense is reported as a component of income tax expense and the related liability is included in non-current income taxes payable. As of October 1, 2007, we recorded a liability of approximately $200 for the payment of interest. The liability for the payment of interest did not materially change as of March 31, 2008.

As of October 1, 2007, we were open to examination in the U.S. federal tax jurisdiction for various years from 1994 to 2007, in the U.K. for the years 2001-2007, in Switzerland for the years 2002-2007, and in France for the years 2004-2007. We are also open to examination in various state and local jurisdictions for various tax years, none of which were individually material. As of March 31, 2008 we were under audit in the U.S. federal tax jurisdiction. In April 2008, the federal audit was concluded, with no material change to our results of operations.

As of October 1, 2007, the total amount of unrecognized tax benefits was $4,818, of which $827 would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits as of March 31, 2008 was $6,195.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months due to international tax positions being effectively settled and as a result of tax positions expected to be taken on the Company's September 30, 2007 tax returns. As a result of these events, we expect the unrecognized tax benefits to decrease by $4.3 million along with a decrease to deferred tax assets of $3.2 million, a decrease of goodwill of $0.7 million, and a decrease to income tax provision of $0.4 million.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS 159 on its financial position, results of operations and cash flows.

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

Note 3. Inventories

The following is a summary of the major classes of inventories:

	September 30, 2007	March 31, 2008
Raw Materials	$16,218	$21,470
Work-in-process	162,266	159,284
Finished Goods	106,419	121,984
Other, net	1,399	1,487
	$286,302	$304,225

Note 4. Income Taxes

Income tax expense for the three and six months ended March 31, 2007 and 2008, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings.

Note 5. Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2007	2008	2007	2008	2007	2008	2007	2008
Service cost	$1,127	$709	$295	$361	$2,117	$1,415	$722	$722
Interest cost	2,625	2,684	911	1,115	4,931	5,372	2,230	2,230
Expected return	(2,797)	(2,851)	--	--	(5,254)	(5,702)	--	--
Amortizations	--	203	(843)	(1,032)	--	404	(2,064)	(2,064)
Curtailment gain	--	--	--	--	--	(3,659)	--	--
Net periodic benefit cost (benefit)	$955	$745	$363	$444	$1,794	$(2,170)	$888	$888

The Company contributed $4,460 to the Company sponsored domestic pension plans, $2,065 to its other post-retirement benefit plans and $614 to the U.K. pension plan for the six months ended March 31, 2008. The Company presently expects future contributions of $3,900 to its domestic pension plans, $2,535 to its other post-retirement benefit plans and $613 to the U.K. pension plans for the remainder of fiscal 2008. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, there can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

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

As of March 31, 2008 and September 30, 2007, the Company has accrued $1,519 for post-closure monitoring and maintenance activities. In accordance with SFAS 143, Accounting for Asset Retirement Obligations, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,377 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $126 per year over the remaining obligation period.

Note 7. Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds (with an option for an additional ten million pounds) of titanium metal annually at prices established by the terms of the agreement. TIMET paid the Company a $50.0 million up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. The cash received of $50.0 million will be recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company used the proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Revenue of $921 and $1,250 has been recognized related to this agreement, during the six months ended March 31, 2007 and 2008, respectively. Taxes will be paid on the up-front fee primarily in the first quarter of fiscal 2009.

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

The Company also has patents, trademarks and other intangibles. As the patents have a finite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. The Company has two non-compete agreements with lives of two and seven years. Amortization of the patents, non-competes and other intangibles was $562, and $542 for the six months ended March 31, 2007 and 2008, respectively.

Goodwill and trademarks were tested for impairment on August 31, 2007 with no impairment recognized because the fair values exceeded the carrying values. Goodwill increased $675 during the six months ended March 31, 2008 due to the adoption of FIN 48.

The following represents a summary of intangible assets and goodwill at September 30, 2007 and March 31, 2008:

September 30, 2007	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$41,252	$—	$41,252
Patents	8,667	(4,712)	3,955
Trademarks	3,800	—	3,800
Non-compete	840	(266)	574
Other	465	(268)	197
	$55,024	$(5,246)	$49,778

March 31, 2008	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$41,927	$—	$41,927
Patents	8,667	(5,096)	3,571
Trademarks	3,800	—	3,800
Non-compete	840	(360)	480
Other	465	(332)	133
	$55,699	$(5,788)	$49,911

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2008 (remainder of fiscal year)	$564
2009	816
2010	376
2011	363
2012	288

Note 9. Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands except share and per share data)	2007	2008	2007	2008
Numerator:
Net Income	$17,404	$15,063	$30,588	$28,906
Denominator:
Weighted average shares outstanding - Basic	10,220,000	11,906,076	10,110,000	11,863,729
Effect of dilutive stock options	432,773	124,819	415,883	134,438
Weighted average shares outstanding - Diluted	10,652,773	12,030,895	10,525,883	11,998,167

Basic net income per share	$1.70	$1.27	$3.03	$2.44
Diluted net income per share	$1.63	$1.25	$2.91	$2.41

Number of shares excluded as their effect would be anti-dilutive	126,000	256,000	63,000	193,500

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

The fair value of the option grants was estimated as of the date of the grant pursuant FASB Statement No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees ("SFAS 123(R)"), using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 30, 2007	$19.06	0%	4.54%	30.00%	3 years
September 1, 2007	$21.42	0%	4.16%	30.00%	3 years
March 31, 2008	$16.41	0%	1.88%	42.00%	3 years

On March 31, 2008, the Company granted 130,000 options at an exercise price of $54.00, the fair market value of the Company's common stock on the day prior to the date of the grant. During the first quarter of fiscal 2008, 98,073 options were exercised which generated $1,255 cash to the Company and increased the shares of common stock outstanding by 98,073 shares. During the second quarter of fiscal 2008, 4,100 options were exercised which generated $52 cash to the Company and increased the shares of common stock outstanding by 4,100 shares.

The stock-based employee compensation expense for the three and six months ended March 31, 2008 was $350 ($209 net of tax or $0.02 per fully diluted share) and $700 ($417 net of tax or $0.03 per fully diluted share), respectively, leaving remaining unrecognized compensation expense at March 31, 2008 of $4,191 to be recognized over a weighted average period vesting of 1.98 years. The stock-based employee compensation expense for the three and six months ended March 31, 2007 was $733 ($437 net of tax or $0.04 per fully diluted share) and $1,426 ($863 net of tax or $0.08 per fully diluted share), respectively.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2008:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2007	503,763	$30.52
Granted	130,000	54.00
Forfeited	(5,000)	72.93
Exercised	(102,173)	12.80
Outstanding at March 31, 2008	526,590	$39.35	8.10 Years	$10,504,893
Vested or expected to vest	526,590	$39.35	8.10 Years	$10,504,893
Exercisable at March 31, 2008	264,245	$23.60	6.96 Years	$8,266,092

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	197,255	$12.80	6.42	197,255	$12.80
May 5, 2005	8,334	19.00	7.08	-	19.00
August 15, 2005	11,667	20.25	7.42	-	20.25
October 1, 2005	10,000	25.50	7.50	5,000	25.50
February 21, 2006	33,334	29.25	7.92	16,666	29.25
March 31, 2006	10,000	31.00	8.00	5,000	31.00
March 30, 2007	121,000	72.93	9.00	40,324	72.93
September 1, 2007	5,000	83.53	9.42	-	83.53
March 31, 2008	130,000	54.00	10.0	-	54.00
	526,590			264,245

Note 11. Subsequent Event

The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., previously had an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During April 2008, the term of the U.K. revolving credit facility ended. The Company replaced this facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2 million pound sterling (approximately $4.0 million). Haynes U.K. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 1.1% per annum. As of March 31, 2008, the revolver had an outstanding balance of zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the Company's fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) any significant change in customer demand for its products or in demand for its customers’ products; (iii) the Company’s dependence on production levels at its Kokomo facility and its ability to make capital improvements at that facility; (iv) rapid increases in the cost of nickel, energy and other raw materials; (v) the Company’s ability to continue to develop new commercially viable applications and products; (vi) the Company’s ability to recruit and retain key employees; (vii) the Company’s ability to comply, and the costs of compliance, with applicable environmental laws and regulations; and (viii) economic and market risks associated with foreign operations and U.S. and world economic and political conditions . Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and in Part II, Item 1A of this Form 10-Q may affect the accuracy of forward-looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Business: Haynes International, Inc. ("Haynes" or "the Company") is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

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

Key Events: The Company announced on April 4, 2008, that Francis Petro informed the Board of his intention to retire as the Company's President and Chief Executive Officer at the end of his existing employment agreement on September 30, 2008 and to continue to serve as a member of the Board of Directors. The Board has retained Spencer Stuart, an executive search firm, to conduct a national search for a new Chief Executive Officer. Mr. Petro is assisting the Corporate Governance Committee in the search for his successor.

Market Conditions: Demand in the three traditional high-performance alloy markets which the Company serves continues to be strong. Demand for the Company’s products in the aerospace market continues to be robust, supported by the Company’s high level of sales in this market to date in fiscal 2008. Looking forward, American Metals Market indicated in an April 2008 article that demand for all raw materials (including high-performance nickel-based alloys) used in aerospace construction is forecasted to grow annually by 4.1% over the next twenty years from approximately 1.05 billion pounds of material in 2007 to 2.40 billion pounds per year in twenty years. Haynes is well positioned to continue meeting current levels of demand and the anticipated increased level of demand in the latter part of 2009. Projects supporting this growth include the completion of upgrades to the Company’s cold rolling mill in fiscal 2007 and both annealing lines in fiscal 2008 (which, when completed, is expected to increase flat product finishing capacity), the installation of a new pilger mill at the Arcadia facility, also in fiscal 2008 (increased capacity of titanium tubing), and continued expansion of the value added operations in our service centers.

The Company’s level of order entry also indicates that demand in both the land-based gas turbine market and the chemical processing market continues to be strong. The current and anticipated level of demand in these markets and in the aerospace markets continues to be reflected by growth in the Company’s backlog.

In addition to continued strength in the three traditional markets, growth in high-performance alloy volumes in "Other Markets" is reflective of both the Company's efforts to expand into the markets in this category, as well as efforts in these industries to upgrade overall quality, improve product performance through increased efficiency, prolong product life, and lower long-term costs. Companies in these markets are looking to all these things through the use of "Advanced Materials" which supports the increased use of high performance alloys in an expanding number of applications and industries.

Competition: Beginning at the end of the second quarter and continuing through the fourth quarter of fiscal 2007, the Company experienced a trend of increasing revenues and average selling price per pound, while gross profit as a percentage of net revenues declined. During the first quarter of fiscal 2008, net revenue and average selling price per pound began to decline along with further erosion in gross profit as a percentage of net revenues. Compared to the first quarter of fiscal 2008, net revenue increased in the second quarter, but average selling price per pound and gross profit as a percentage of revenue continued to decline. The decline in gross profit as a percentage of revenue from the prior quarter should be analyzed in light of the fact that the first quarter of fiscal 2008 included a one-time benefit of $3.7 million related to the pension curtailment gain. Adjusting for this gain, the gross profit as a percent of net revenue has improved in the second quarter when compared to the first quarter.

The largest contributing factor to the continued decline in gross profit as a percentage of revenue since the second quarter of fiscal 2007 is increased price competition. Starting in the third quarter of fiscal 2007, the Company experienced increased competition from competitors who produce both stainless steel and high-performance alloys. Due to a slowing stainless steel market, management believes these competitors have increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. As a result of this competition, the Company's ability to raise prices on certain products has been limited in the four most recent fiscal quarters. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened.

This competition should soften upon improvements in the strength of the stainless market. Although American Metals Market reported in January 2008 that stainless producers believed that prospects appeared to be brightening in the stainless steel market for a 2008 recovery, the same publication reported in April 2008 that uncertainty as to the strengthening of the stainless market still exists. This could indicate that the recovery in the stainless market may take longer than anticipated. We believe, however, that we are in a better position to respond to the competition than we were in the past as a result of our increased emphasis on service centers, our value-added services and our improving cost structure which has resulted from our capital expenditure program. We also believe that the completion of the upgrade to the second annealing line in the third quarter of fiscal 2008 will improve the Company’s delivery-times and reliability. Furthermore, management believes that the Company will continue to improve the gross margin percentage through the third and fourth quarters of fiscal 2008.

Capital Spending: As previously reported, another factor which has negatively impacted gross profit as a percentage of net revenue is the production downtime as a result of planned equipment upgrades. Beginning in fiscal 2006, the Company began making significant investments in order to increase capacity in its sheet finishing operations, including upgrades to its cold rolling mill and one of two annealing lines, which were completed in fiscal 2007. The first phase of upgrades to the second annealing line were completed in the second quarter of fiscal 2008, and the second phase of these upgrades is intended to be completed in the third quarter of fiscal 2008, which will complete the necessary upgrades to the sheet finishing operations required to increase production capacity for high-performance alloys in sheet form from 9.0 million pounds per year to 14.0 million pounds per year. This is expected to result in total high-performance alloy production capacity of 23.5 million pounds per year. The Company believes it will achieve its objective of producing and selling 23.5 million pounds of high-performance alloys by fiscal 2010. Management anticipates continuing to invest in the Company's equipment. The Company spent approximately $9.4 million in the first six months of fiscal 2008 on capital improvements. Total planned fiscal 2008 capital spending is targeted at approximately $15.0 million, of which approximately $5.0 million is attributable to recurring capital maintenance projects.

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

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Backlog(1)
Dollars (in thousands)	$206,859	$237,589	$258,867	$236,256	$247,775	$254,470
Pounds (in thousands)	7,575	8,454	8,551	7,397	8,274	8,706
Average selling price per pound	$27.31	$28.10	$30.27	$31.94	$29.95	$29.23

Average nickel price per pound
London Metals Exchange (2)	$15.68	$21.01	$18.92	$13.40	$12.11	$14.16

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

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Net revenues (in thousands)
Aerospace	$43,827	$48,232	$55,317	$63,796	$59,442	$63,472
Chemical processing	38,778	37,701	31,495	39,986	40,805	37,404
Land-based gas turbines	20,076	27,993	26,812	28,120	25,505	33,506
Other markets	15,671	20,352	24,598	25,638	18,887	26,085
Total product revenue	118,352	134,278	138,222	157,540	144,639	160,467
Other revenue(1)	2,111	3,058	2,865	3,410	1,438	3,304
Net revenues	$120,463	$137,336	$141,087	$160,950	$146,077	$163,771

Pounds by markets (in thousands)
Aerospace	1,780	1,701	1,973	2,206	2,154	2,190
Chemical processing	1,479	1,322	1,082	1,238	1,312	1,287
Land-based gas turbines	1,144	1,382	1,256	1,311	1,060	1,742
Other markets(2)	1,053	1,320	1,538	923	681	861
Total shipments	5,456	5,725	5,849	5,678	5,207	6,080

Average selling price per pound
Aerospace	$24.62	$28.36	$28.04	$28.92	$27.60	$28.98
Chemical processing	26.22	28.52	29.11	32.30	31.10	29.06
Land-based gas turbines	17.55	20.26	21.35	21.45	24.06	19.23
Other markets	14.88	15.42	15.99	27.78	27.73	30.30
Total product (excluding other revenue)	21.69	23.45	23.63	27.75	27.78	26.39
Total average selling price (including other revenue)	22.08	23.99	24.12	28.35	28.05	26.94

(1)	Other revenue consists of toll conversion, royalty income, and scrap sales.
(2)	The historical decrease in pounds in Other Markets relates primarily to the reduction in stainless steel wire pounds.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)	Three Months Ended
	March 31,				Change
	2007		2008		Amount	%
Net revenues	$137,336	100.0%	$163,771	100.0%	$26,435	19.2%
Cost of sales	97,003	70.6%	127,851	78.1%	30,848	31.8%
Gross profit	40,333	29.4%	35,920	21.9%	(4,413)	(10.9)%
Selling, general and administrative expense	8,861	6.5%	10,062	6.1%	1,201	13.6%
Research and technical expense	781	0.6%	839	0.5%	58	7.4%
Operating income	30,691	22.3%	25,019	15.3%	(5,672)	(18.4)%
Interest expense, net	1,266	0.9%	317	0.2%	(949)	(75.0)%
Income before income taxes	29,425	21.4%	24,702	15.1%	(4,723)	(16.1)%
Provision for income taxes	12,021	8.8%	9,639	5.9%	(2,382)	(19.8)%
Net income	$17,404	12.6%	$15,063	9.2%	$(2,341)	(13.5)%

By market

	Three Months Ended
	March 31,		Change
	2007	2008	Amount	%
Net revenues(in thousands)
Aerospace	$48,232	$63,472	$15,240	31.6%
Chemical processing	37,701	37,404	(297)	(0.8)%
Land-based gas turbines	27,993	33,506	5,513	19.7%
Other markets	20,352	26,085	5,733	28.2%
Total product revenue	134,278	160,467	26,189	19.5%
Other revenue	3,058	3,304	246	8.0%
Net revenues	$137,336	$163,771	$26,435	19.2%

Pounds by markets(in thousands)
Aerospace	1,701	2,190	489	28.7%
Chemical processing	1,322	1,287	(35)	(2.6)%
Land-based gas turbines	1,382	1,742	360	26.0%
Other markets	1,320	861	(459)	(34.8)%
Total shipments	5,725	6,080	355	6.2%

Average selling price per pound
Aerospace	$28.36	$28.98	$0.63	2.2%
Chemical processing	28.52	29.06	0.54	1.9%
Land-based gas turbines	20.26	19.23	(1.02)	(5.0)%
Other markets	15.42	30.30	14.88	96.5%
Total product (excluding other revenue)	23.45	26.39	2.94	12.5%
Total average selling price (including other revenue)	23.99	26.94	2.95	12.3%

Net Revenues. Net revenues increased by $26.4 million, or 19.2%, to $163.8 million in the second quarter of fiscal 2008 from $137.3 million in the same period of fiscal 2007. Volume for all products increased by 6.2% to 6.1 million pounds in the second quarter of fiscal 2008 from 5.7 million pounds in the same period of fiscal 2007. Volume of high-performance alloys increased by 16.3% to 6.0 million pounds in the second quarter of fiscal 2008 from 5.2 million pounds in the same period of fiscal 2007. As a result of the Company’s strategy to focus on the production and sale of high-performance alloy wire, volume of stainless steel wire decreased to 0.1 million pounds in the second quarter of fiscal 2008 from 0.5 million pounds in the same period of fiscal 2007. It is anticipated that there will continue to be a recurring amount of stainless steel wire produced and sold into certain specialty markets. The aggregate average selling price per pound increased by 12.3% to $26.94 per pound in the second quarter of fiscal 2008 from $23.99 per pound in the same period of fiscal 2007 because of changes in product mix (including market, form and alloy), an increased level of service center value-added business (which also reflects a higher average cost per pound) and higher raw material prices. Although nickel prices were lower in the second quarter of fiscal 2008 than in the same period of fiscal 2007, prices rose for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. As discussed above under "Overview", increased competition unfavorably impacted both average selling price and volume in the quarter. The Company’s consolidated backlog increased by $6.7 million, or 2.7%, to $254.5 million at March 31, 2008 from $247.8 million at December 31, 2007. Management continues to expect the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets, subject to world economic conditions.

Sales to the aerospace market increased by 31.6% to $63.5 million in the second quarter of fiscal 2008 from $48.2 million in the same period of fiscal 2007, due to a 2.2% increase in the average selling price per pound combined with a 28.7% increase in volume. The increase in the average selling price per pound is due to changes in product mix and the effect of passing through higher raw material costs to our customers. Product mix reflects a higher percentage of specialty alloy products and forms with a higher average selling price when compared to the product mix sold in the same period of fiscal 2007. Volume has improved due to market demand as reflected in the continued strength in the build rate for new aircraft. Management also believes that the prior year second quarter had decreased volumes due to the aerospace fabricators temporary response to fluctuating nickel prices during that time period which has not occurred to the same extent over the last three quarters.

Sales to the chemical processing market decreased by 0.8% to $37.4 million in the second quarter of fiscal 2008 from $37.7 million in the same period of fiscal 2007, due to a 2.6% decrease in volume, partially offset by a 1.9% increase in the average selling price per pound. Volume in this market can be affected by the project oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of the project business which can also impact average selling price per pound. Except for a dip in the third quarter of fiscal 2007 the volume per quarter has been relatively constant over the past five quarters. The increase in the average selling price reflects a higher percentage of sales of specialty alloy product and the Company's ability to pass through higher raw material costs to customers.

Sales to the land-based gas turbine market increased by 19.7% to $33.5 million for the second quarter of fiscal 2008 from $28.0 million in the same period of fiscal 2007, due to an increase of 26.0% in volume, partially offset by a 5.0% decrease in the average selling price per pound. Volume increased as a result of higher billet volume in the second quarter of fiscal 2008 compared to the same period of fiscal 2007. However, due to the comparatively lower average selling price of billet, the increased billet volume had a negative impact on average selling price. The decrease in the average selling price is also due to the effect of a change in product mix (both form and alloy). Management expects the demand in the land-based gas turbine market to be favorable due to higher activity in power generation, oil and gas production, and alternative power systems application, subject to world economic conditions.

Sales to other markets increased by 28.2% to $26.1 million in the second quarter of fiscal 2008 from $20.4 million in the same period of fiscal 2007, due to a 96.5% increase in average selling price per pound, which was partially offset by a 34.8% decrease in volume. The primary reason for the increase in average selling price per pound and the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire. Volume of stainless steel wire decreased by 90.8%, while volume of all forms of high-performance alloy sold to other markets increased 4.1% in the second quarter of fiscal 2008 compared to the same period of fiscal 2007. The increased volume of high-performance alloy in the “other markets” category is primarily due to the Company’s continuing effort to increase sales into markets such as flue gas desulphurization ("FGD"), which fall into this category and to expand the number of other markets. The increase in average selling price is primarily due to the higher percentage of high-performance alloys which have a higher average selling price compared to stainless steel. Also contributing to the increase in average selling price is the change in product mix (both form and alloy) and the Company's ability to pass through higher raw material costs to customers.

Other Revenue. Other revenue increased by 8.0% to $3.3 million in the second quarter of fiscal 2008 from $3.1 million for the same period of fiscal 2007. The increase is due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

Cost of Sales. Cost of sales increased to $127.9 million, 78.1% of net revenues, in the second quarter of fiscal 2008, compared to $97.0 million, 70.6% of net revenues, in the same period of fiscal 2007. Cost of sales in the second quarter of fiscal 2008 grew as a result of increased volumes, increased manufacturing costs due to equipment outages, increased costs of certain raw materials, and product mix due to an increase in the production and sale of higher-cost alloy and forms. In addition, labor costs increased in the second quarter of fiscal 2008 compared to the same period in fiscal 2007 due to increased wage rates for union employees and increased fringe benefit costs. The increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percent of net revenue) can also be attributed to the increased competition (which lowered net revenue) and planned equipment outages, as discussed above under "Overview".

Gross Profit. Gross profit decreased to $35.9 million, 21.9% of net revenues, in the second quarter of fiscal 2008, compared to $40.3 million, 29.4% of net revenues, in the same period of fiscal 2007 as a result of the above factors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million or 13.6% to $10.1 million in the second quarter of fiscal 2008 from $8.9 million in the same period of fiscal 2007 due to: (i) higher business activity causing commissions and sales expenses to increase $1.1 million, and (ii) the prior year (fiscal 2007) reduction in allowance for doubtful accounts of $0.5 million to reflect the favorable write-off history. These increases were partially offset by a decrease in stock compensation expense of $0.4 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 6.1% in the second quarter of fiscal 2008 compared to 6.5% for the same period of fiscal 2007 due primarily to increased revenues.

Research and Technical Expense. Research and technical expense increased 7.4% to $0.84 million in the second quarter of fiscal 2008 from $0.78 million in the same period of fiscal 2007 due to normal inflationary increases and increased staff levels required to support the transition of retiring employees.

Operating Income. As a result of the above factors, operating income in the second quarter of fiscal 2008 was $25.0 million compared to $30.7 million in the same period of fiscal 2007.

Interest Expense. Interest expense decreased 75.0% to $0.3 million in the second quarter of fiscal 2008 from $1.3 million in the same period of fiscal 2007. The decrease is from a lower average debt balance outstanding resulting from: (i) the Company's application of proceeds from the equity offering that occurred near the end of the second quarter of fiscal 2007, (ii) cash generated from operations, and (iii) proceeds from the exercise of stock options which were used to reduce the outstanding debt balance.

Income Taxes. Income tax expense decreased to $9.6 million in the second quarter of fiscal 2008 from $12.0 million in the same period of fiscal 2007 primarily due to lower pretax income. The effective tax rate for the second quarter of fiscal 2008 was 39.0% compared to 40.9% in the same period of fiscal 2007. The decrease in the effective tax rate is primarily attributable to: (i) lower taxable income in the U.S. at a higher tax rate compared to foreign taxable income at a lower rate, (ii) a higher Internal Revenue Code Section 199 manufacturer’s deduction (which provides a deduction for manufacturing activities in the U.S.), and (iii) higher foreign tax credits available. It is expected that the effective tax rate for fiscal 2008 will be between 38.0% and 39.0%.

Net Income. As a result of the above factors, net income decreased by $2.3 million to $15.1 million in the second quarter of fiscal 2008 from $17.4 million in the same period of fiscal 2007.

Six months ended March 31, 2008 compared to six months ended March 31, 2007

Results of Operations
($ in thousands)
	Six Months Ended March 31,				Change
	2007		2008		Amount	%
Net revenues	$257,799	100.0%	$309,848	100.0%	$52,049	20.2%
Cost of sales	183,845	71.3%	239,723	77.4%	55,878	30.4%
Gross profit	73,954	28.7%	70,125	22.6%	(3,829)	(5.2)%
Selling, general and administrative expense	18,281	7.1%	20,052	6.5%	1,771	9.7%
Research and technical expense	1,478	0.6%	1,747	0.5%	269	18.2%
Operating income	54,195	21.0%	48,326	15.6%	(5,869)	(10.8)%
Interest expense, net	3,075	1.2%	780	0.3%	(2,295)	(74.6)%
Income before income taxes	51,120	19.8%	47,546	15.3%	(3,574)	(7.0)%
Provision for income taxes	20,532	8.0%	18,640	6.0%	(1,892)	(9.2)%
Net income	$30,588	11.8%	$28,906	9.3%	$(1,682)	(5.5)%

By market	Six Months Ended March 31,		Change
	2007	2008	Amount	%
Net revenues (in thousands)
Aerospace	$92,059	$122,914	$30,855	33.5%
Chemical processing	76,479	78,209	1,730	2.3%
Land-based gas turbines	48,069	59,011	10,942	22.8%
Other markets	36,023	44,972	8,949	24.8%
Total product revenue	252,630	305,106	52,476	20.8%
Other revenue	5,169	4,742	(427)	(8.3)%
Net revenues	$257,799	$309,848	$52,049	20.2%

Pounds by markets (in thousands)
Aerospace	3,481	4,344	863	24.8%
Chemical processing	2,801	2,599	(202)	(7.2)%
Land-based gas turbines	2,526	2,802	276	10.9%
Other markets	2,373	1,542	(831)	(35.0)%
Total shipments	11,181	11,287	106	0.9%

Average selling price per pound
Aerospace	$26.45	$28.30	$1.85	7.0%
Chemical processing	27.30	30.09	2.79	10.2%
Land-based gas turbines	19.03	21.06	2.03	10.7%
Other markets	15.18	29.16	13.98	92.1%
Total product (excluding other revenue)	22.59	27.03	4.44	19.7%
Total average selling price (including other revenue)	23.06	27.45	4.39	19.1%

Net Revenues. Net revenues increased by $52.0 million, or 20.2%, to $309.8 million in the first six months of fiscal 2008 from $257.8 million in the same period of fiscal 2007. Volume for all products increased by 0.9% to 11.3 million pounds in the first six months of fiscal 2008 from 11.2 million pounds in the same period of fiscal 2007. Volume of high-performance alloys increased by 10.9% to 11.0 million pounds in the first six months of fiscal 2008 from 10.0 million pounds in the same period of fiscal 2007. As a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire, volume of stainless steel wire decreased to 0.2 million pounds in the first six months of fiscal 2008 from 1.2 million pounds in the same period of fiscal 2007. It is anticipated that there will continue to be a recurring amount of stainless steel wire produced and sold into certain specialty markets. The aggregate average selling price per pound increased by 19.1% to $27.45 per pound in the first six months of fiscal 2008 from $23.06 per pound in the same period of fiscal 2007 because of changes in product mix (including market, form and alloy), an increased level of service center value-added business (which also reflects a higher average cost per pound), and higher raw material prices. Although nickel prices were lower in the first six months of fiscal 2008 than in the same period of fiscal 2007, prices rose for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. As discussed above under "Overview", increased competition unfavorably impacted both average selling price and volume in the first six months of fiscal 2008. The Company’s consolidated backlog increased by $18.2 million, or 7.7%, to $254.5 million at March 31, 2008 from $236.3 million at September 30, 2007. Management continues to expect the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets, subject to world economic conditions.

Sales to the aerospace market increased by 33.5% to $122.9 million in the first six months of fiscal 2008 from $92.1 million in the same period of fiscal 2007, due to a 7.0% increase in the average selling price per pound, combined with a 24.8% increase in volume. The increase in the average selling price per pound is due to changes in product mix and the effect of passing through higher raw material costs. Product mix reflects a higher percentage of specialty alloy products and forms with a higher average selling price when compared to the product mix sold in the same period of fiscal 2007. Volume has improved due to market demand as reflected in the continued strength in the build rate for new aircraft. Management also believes that the volumes sold to the aerospace market in the first six months of fiscal 2007 were negatively impacted by the aerospace fabricators temporary response to fluctuating nickel prices during that time period which has not occurred to the same extent over the last three quarters.

Sales to the chemical processing market increased by 2.3% to $78.2 million in the first six months of fiscal 2008 from $76.5 million in the same period of fiscal 2007, due to a 10.2% increase in the average selling price per pound, partially offset by a 7.2% decrease in volume. Volume in this market can be affected by the project oriented nature of the market. The comparisons of volume shipped and average selling price per pound between quarters can be affected by timing and order size of our customer's projects business. Except for a dip in the third quarter of fiscal 2007, the volume per quarter has been relatively constant over the past five quarters. The increase in the average selling price reflects a higher percentage of sales of specialty alloy product and the Company's ability to pass through higher raw material costs to customers.

Sales to the land-based gas turbine market increased by 22.8% to $59.0 million for the first six months of fiscal 2008 from $48.1 million in the same period of fiscal 2007, due to an increase of 10.7% in the average selling price per pound and a 10.9% increase in volume. The increase in the average selling price is due to improved market demand and the effect of passing through higher raw material cost to our customers. Volume increased as a result of higher billet volume in the first six months of fiscal 2008 compared to the same period of fiscal 2007. Management expects the demand in the land-based gas turbine market to be favorable due to higher activity in power generation, oil and gas production, and alternative power systems application, subject to world economic conditions.

Sales to other markets increased by 24.8% to $45.0 million in the first six months of fiscal 2008 from $36.0 million in the same period of fiscal 2007, due to a 92.1% increase in average selling price per pound, which was partially offset by a 35.0% decrease in volume. The primary reason for the increase in average selling price per pound and the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire. Volume of stainless steel wire decreased by 80.0%, while volume of high-performance alloys sold to other markets increased 12.5% in the first six months of fiscal 2008 as compared to the same period of fiscal 2007. The increased volume of high-performance alloy in the “other markets” category is primarily due to the Company’s continuing effort to increase sales into markets such as flue gas desulphurization, which fall into this category and to expand the number of other markets. The increase in average selling price is primarily due to the higher percentage of high-performance alloys which have a higher average selling price compared to stainless steel. Also contributing to the increase in average selling price is the change in product mix (both form and alloy) and the Company's ability to pass through higher raw material costs to customers.

Other Revenue. Other revenue decreased by 8.3% to $4.7 million in the first six months of fiscal 2008 from $5.2 million for the same period of fiscal 2007. The decrease is due to lower scrap and miscellaneous sales.

Cost of Sales. Cost of sales increased to $239.7 million, 77.4% of net revenues, in the first six months of fiscal 2008, compared to $183.8 million, 71.3% of net revenues, in the same period of fiscal 2007. Cost of sales grew as a result of increased volumes, increased raw materials costs, increased manufacturing costs due to equipment outages, and product mix due to an increase in the production and sale of higher-cost alloy and forms. In addition, labor costs increased in the first six months of fiscal 2008 compared to the same period in fiscal 2007 due to increased wage rates for union employees and increased fringe benefit costs. These increases in cost of sales were partially offset by a $3.7 million (1.2% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S. The increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percent of net revenue) can also be attributed to the increased competition (which lowered net revenue) and planned and unplanned equipment outages, as discussed above under "Overview".

Gross Profit. Gross profit decreased to $70.1 million, 22.6% of net revenues, in the first six months of fiscal 2008, from $74.0 million, 28.7% of net revenues, in the same period of fiscal 2007 as a result of the above factors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.8 million to $20.1 million in the first six months of fiscal 2008 from $18.3 million for the same period of fiscal 2007 due to: (i) higher business activity causing commissions and sales expenses to increase $2.1 million, and (ii) the prior year (fiscal 2007) reduction in allowance for doubtful accounts of $0.4 million to reflect the favorable write-off history. These increases were partially offset by a decrease in stock compensation expense of $0.7 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 6.5% in the first six months of fiscal 2008 compared to 7.1% for the same period of fiscal 2007 due primarily to increased revenues.

Research and Technical Expense. Research and technical expense increased to $1.7 million in the first six months of fiscal 2008 from $1.5 million the same period of fiscal 2007 due to normal inflationary increases and also increased staff levels required to support the transition of retiring employees.

Operating Income. As a result of the above factors, operating income in the first six months of fiscal 2008 was $48.3 million compared to $54.2 million in the same period of fiscal 2007.

Interest Expense. Interest expense decreased to $0.8 million in the first six months of fiscal 2008 from $3.1 million for the same period of fiscal 2007. The decrease is from a lower average debt balance outstanding resulting from: (i) the Company's application of proceeds from the equity offering that occurred near the end of the second quarter of fiscal 2007, (ii) cash generated from operations, and (iii) proceeds from the exercise of stock options which were used to reduce the outstanding debt balance.

Income Taxes. Income tax expense decreased to $18.6 million in the first six months of fiscal 2008 from $20.5 million in the same period of fiscal 2007 primarily due to lower pretax income. The effective tax rate for the first six months of fiscal 2008 was 39.2% compared to 40.2% in the same period of fiscal 2007. The decrease in the effective tax rate is primarily attributable to: (i) lower taxable income in the U.S. at a higher tax rate compared to foreign taxable income at a lower rate, (ii) a higher Internal Revenue Code Section 199 manufacturer’s deduction (which provides a deduction for manufacturing activities in the U.S.), and (iii) higher foreign tax credits available. It is expected that the effective tax rate for fiscal 2008 will be between 38.0% and 39.0%.

Net Income. As a result of the above factors, net income decreased by $1.7 million, or 5.5% to $28.9 million in the first six months of fiscal 2008 from $30.6 million in the same period of fiscal 2007.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2008, the Company’s primary sources of cash were cash from operations, borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below) and proceeds from the exercise of stock options (including related tax benefits). At March 31, 2008, Haynes had cash and cash equivalents of approximately $11.5 million compared to cash and cash equivalents of approximately $5.7 million at September 30, 2007.

Net cash provided by operating activities was $12.1 million in the first six months of fiscal 2008 compared to $37.5 million in the same period of fiscal 2007. Several items contributed to the difference. First, cash provided by operating activities in the first six months of fiscal 2007 included the proceeds of the $50.0 million up-front payment received from Titanium Metals Corporation as a result of the Conversion Services Agreement entered into in that period. Second, inventory balances (net of foreign currency adjustments) at March 31, 2008 were $15.5 million higher than at September 30, 2007, as a result of both planned and unplanned outages and increased levels of inventory required to support an increased sales level in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. Third, cash generated from a decrease in accounts receivable was $4.3 million. Net cash used in investing activities was $9.2 million in the first six months of fiscal 2008 compared to $6.1 in the first six months of fiscal 2007, primarily as a result of the ongoing capital expenditure program. Net cash provided by financing activities included a reduction in borrowings on the revolving credit facility of $0.6 million as a result of cash generated from operations and proceeds from exercise of stock options (including excess tax benefits) of $3.4 million.

Future sources of liquidity

The Company’s sources of cash for the remainder of fiscal 2008 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2008, the Company had cash and cash equivalents of approximately $11.5 million, an outstanding balance of $35.0 million on the U.S. revolving credit facility, and access to approximately $85.0 million under the U.S. facility subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility: The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of March 31, 2008, the U.S. revolving credit facility had an outstanding balance of $35.0 million. During the first six months of fiscal 2008, the U.S. revolving credit facility bore interest at a weighted average interest rate of 6.25%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock. As of March 31, 2008, the most recent required measurement date under the agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

U.K. revolving credit facility: The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., previously had an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During April 2008, the term of the U.K. revolving credit facility ended. The Company replaced this facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2 million pound sterling (approximately $4.0 million). Haynes U.K. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 1.1% per annum. As of March 31, 2008, the revolver had an outstanding balance of zero.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	funding operations;

•	income tax payments;

•	capital spending to increase capacity and improve reliability and performance of the equipment;

•	pension plan funding;

•	reduction of debt; and

•	interest payments on outstanding indebtedness.

Planned fiscal 2008 capital spending is targeted at $15.0 million, $9.4 million of which was spent in the six months ended March 31, 2008. The main projects for fiscal 2008 include continuing the upgrade of the second annealing line at the Kokomo, Indiana facility and the installation of a new pilger mill at the Arcadia, Louisiana facility. The upgrade on the annealing line is scheduled to be completed in two phases during fiscal 2008. The first phase, during which the line was out of service, started in December 2007 and was completed during the first week of February 2008, several days ahead of schedule. The second phase of the upgrade is scheduled to start in April 2008 and to finish in June 2008. The annealing line will again be out of service during this period. It is expected that, during this downtime, sheet production will decrease slightly from historical levels. In addition, it may be more difficult to recover quickly from unplanned outages during the period of planned downtime. Construction for the pilger mill installation is ongoing and it is anticipated that the mill will be operational by the end of May 2008. Management believes that the completion of these capital projects and the related improvements in reliability and performance of the equipment will have a positive effect on profitability, working capital management and our ability to recover more quickly from unplanned outages.

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2008:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)(6)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt obligations (including interest)(2)	$38,462	$3,427	$35,035	$—	$—
Operating lease obligations	11,509	3,837	4,019	1,109	2,544
Raw material contracts	77,337	77,337	—	—	—
Mill supplies contracts	331	331	—	—	—
Capital projects	9,420	9,420	—	—	—
Pension plans(3)	48,228	10,408	25,280	12,540	—
Other post-retirement benefits(4)	49,400	4,600	9,800	10,000	25,000
Non-compete obligations(5)	330	110	220	—	—
Total	$235,017	$109,470	$74,354	$23,649	$27,544

(1)
Taxes are not included in the table. Payments for taxes in fiscal 2008 are expected to be approximately $36.0 million (excluding taxes related to the TIMET conversion services agreement which are expected to be paid in first quarter of fiscal 2009 of approximately $18.3 million).

(2)	Interest is calculated annually using the principal balance and current interest rates as of March 31, 2008.
(3)
The Company has a funding obligation to contribute an additional $47,000 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,228 over the next twelve months to the U.K. Pension Plan.

(4)	Represents expected post-retirement benefits only.
(5)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

(6)
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The non-current income taxes payable of $6,195 are not included in the table. It is not possible to determine in which future period the tax liability might be paid out.

At March 31, 2008, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), (Business Combinations) ("FAS 141(R)"). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, (Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51) ("FAS 160"). FAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of FAS 160 is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

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

Pension and Post-Retirement Benefits

The Company has defined benefit pension and post-retirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plans assets (if any), the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and post-retirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. As a result of the 2004 Chapter 11 reorganization there were no changes to the terms of these benefits.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on October 1, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at March 31, 2008. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $178,000 for the six months ended March 31, 2008. The company's outstanding variable rate debt was zero at March 31, 2007. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. Each foreign subsidiary manages its own foreign currency exchange risk. The Company's U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At March 31, 2008, the Company had no foreign currency exchange contracts outstanding.

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

Item 4. Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.A. Risk Factors

Planned equipment downtime resulting from our capital improvement program may impair our ability to mitigate the effects of unplanned equipment outages.

From time to time the Company has experienced unplanned equipment outages which temporarily reduced production levels, resulting in lower revenues in the quarter in which they occur. The Company's capital improvement program includes upgrades to certain pieces of equipment that are intended, among other things, to increase the reliability of the equipment and reduce the number and duration of unplanned outages. Certain of the upgrades require the equipment to be shut down while the work is performed. These scheduled shutdowns may impair our ability to mitigate the effects of an unplanned outage should one occur during the shutdown.

Our management transition could adversely affect our performance.

Our President and Chief Executive Officers has announced that he intends to retire when his current employment agreement terminates on September 30, 2008. We have engaged an executive search firm to conduct a search for a new President and Chief Executive Officer. If we are unable to identify and employ a new President and Chief Executive Officer on a timely basis or if we are unable to effect a smooth transition from our current President to our new President, our results of operations and financial performance could be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

On February 25, 2008, the Annual Meeting of Stockholders of the Company was held at the Holiday Inn Select at the Indianapolis International Airport. The following matters were voted on at the meeting:

MATTER	VOTES CAST FOR	VOTES AGAINST/ WITHHELD	ABSTAIN AND BROKER NON-VOTES
Election of Directors:
Paul J. Bohan	11,096,091	140,407	0
Donald C. Campion	10,827,859	408,639	0
John C. Corey	11,096,076	140,422	0
Robert H. Getz	10,903,179	333,319	0
Timothy J. McCarthy	10,902,929	333,569	0
Francis J. Petro	11,185,386	51,112	0
William P. Wall	10,894,554	341,944	0
Ronald W. Zabel	11,184,331	52,167	0

Item 6. Exhibits

Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Francis J. Petro
Francis J. Petro President and Chief Executive Officer Date: May 8, 2008

/s/ Marcel Martin
Marcel Martin Vice President, Finance Chief Financial Officer Date: May 8, 2008

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