Form 10-Q
period 2008-06-30
HAYNES INTERNATIONAL INC
filed 2008-08-06
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of August 1, 2008, the registrant had 11,953,766 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART I      FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$9,857
Restricted cash - current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,339 and $1,481, respectively	106,414	95,557
Inventories, net	286,302	321,946
Income taxes receivable	1,760	2,060
Deferred income taxes	10,801	10,039
Other current assets	1,457	3,368
Total current assets	412,561	442,937

Property, plant and equipment (at cost)	117,181	133,404
Accumulated depreciation	(19,321)	(26,194)
Net property, plant and equipment	97,860	107,210

Deferred income taxes - long term portion	22,738	19,358
Prepayments and deferred charges, net	3,702	2,864
Restricted cash - long term portion	330	220
Goodwill	41,252	43,737
Other intangible assets	8,526	8,202
Total assets	$586,969	$624,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,443	$71,139
Accrued pension and postretirement benefits	14,647	20,518
Revolving credit facilities	35,549	22,347
Deferred revenue - current portion	2,500	2,500
Current maturities of long-term obligations	110	110
Total current liabilities	113,249	116,614

Long-term obligations (less current portion)	3,074	3,123
Deferred revenue (less current portion)	45,329	43,454
Non-current income taxes payable	—	2,591
Accrued pension and postretirement benefits	108,940	85,959
Total liabilities	270,592	251,741

Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,807,237 and 11,953,766 issued and outstanding at September 30, 2007 and June 30, 2008, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	218,504	224,501
Accumulated earnings	93,880	139,523
Accumulated other comprehensive income	3,981	8,751
Total stockholders’ equity	316,377	372,787
Total liabilities and stockholders’ equity	$586,969	$624,528

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net revenues	$141,087	$166,340	$398,886	$476,188
Cost of sales	104,148	126,223	287,993	365,946
Gross profit	36,939	40,117	110,893	110,242
Selling, general and administrative expense	10,871	11,007	29,152	31,059
Research and technical expense	747	819	2,225	2,566
Operating income	25,321	28,291	79,516	76,617
Interest expense, net	263	22	3,338	802
Income before income taxes	25,058	28,269	76,178	75,815
Provision for income taxes	7,317	10,705	27,849	29,345
Net income	$17,741	$17,564	$48,329	$46,470

Net income per share:
Basic	$1.52	$1.47	$4.55	$3.91
Diluted	$1.49	$1.46	$4.40	$3.87
Weighted average shares outstanding:
Basic	11,650,000	11,921,541	10,616,484	11,882,929
Diluted	11,913,310	12,045,253	10,981,509	12,013,792

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2008	2007	2008
Net income	$17,741	$17,564	$48,329	$46,470

Other comprehensive income, net of tax:

Pension curtailment	—	—	—	2,701

Foreign currency translation adjustment	589	(207)	2,276	2,069

Comprehensive income	$18,330	$17,357	$50,605	$51,240

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Nine Months Ended June 30,
		2007	2008
	Cash flows from operating activities:
	Net income	$48,329	$46,470
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation	5,474	6,561
	Amortization	843	824
	Stock compensation expense	2,359	1,216
	Excess tax benefit from option exercises	(7,888)	(2,842)
	Deferred revenue	50,000	—
	Deferred revenue - portion recognized	(1,546)	(1,875)
	Deferred income taxes	2,775	1,767
	Loss on disposal of property	51	223
	Change in assets and liabilities:
	Accounts receivable	(4,412)	11,587
	Inventories	(102,540)	(33,595)
	Other assets	(2,695)	(934)
	Accounts payable and accrued expenses	33,693	8,953
	Income taxes	1,727	4,715
	Accrued pension and postretirement benefits	(3,242)	(12,578)
	Net cash provided by operating activities	22,473	30,492

	Cash flows from investing activities:
	Additions to property, plant and equipment	(11,132)	(15,041)
	Asian distribution expansion and acquisition	—	(3,000)
	Change in restricted cash	110	110
	Net cash used in investing activities	(11,022)	(17,931)

	Cash flows from financing activities:
	Net decrease in revolving credit facility	(99,032)	(13,202)
	Proceeds from equity offering, net	72,753	—
	Proceeds from exercise of stock options	6,083	1,939
	Excess tax benefit from option exercises	7,888	2,842
	Payments on long-term obligations	(123)	(139)
	Net cash used in financing activities	(12,431)	(8,560)

	Effect of exchange rates on cash	224	139
	Increase (decrease) in cash and cash equivalents	(756)	4,140

	Cash and cash equivalents, beginning of period	6,182	5,717
	Cash and cash equivalents, end of period	$5,426	$9,857

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest (net of capitalized interest)	$3,198	$972
	Income taxes	$23,818	$23,414

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.          Basis of Presentation

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2008 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Equity Offering

On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses were $72,753. As a part of the offering, certain employees and directors exercised 450,000 stock options and the payment of the exercise price for those stock options resulted in an additional $6,083 in proceeds to the Company. These combined resulted in a total of 1,650,000 shares issued.

Note 2.          New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption of FIN 48 on October 1, 2007, was to decrease accumulated earnings by $827, increase goodwill by $675, increase deferred tax assets by $3,316, and increase non-current income taxes payable by $4,818. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within 12 months of the balance sheet date. Income tax-related interest expense is reported as a component of income tax expense and the related liability is included in non-current income taxes payable. As of October 1, 2007, we recorded a liability of approximately $200 for the payment of interest.

As of October 1, 2007, we were open to examination in the U.S. Federal tax jurisdiction for various years from 1994 to 2007, in the U.K. for the years 2001-2007, in Switzerland for the years 2002-2007, and in France for the years 2004-2007.  We are also open to examination in various state and local jurisdictions for various tax years, none of which were individually material.  In April 2008, an audit in the U.S. Federal tax jurisdiction was concluded, with no material change to our results of operations. As of June 30, 2008 we were open to examination in the U.S. Federal tax jurisdiction for only 2007.

As of October 1, 2007, the total amount of unrecognized tax benefits was $4,818, of which $827 would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits as of June 30, 2008 was $2,591, of which $883 would affect the effective tax rate, if recognized.

The amount of unrecognized tax benefits changed in the three months ended June 30, 2008 due to international tax positions being effectively settled and as a result of tax positions taken on the Company’s September 30, 2007 tax returns. As a result of these events, the unrecognized tax benefits decreased by $4,480 along with a decrease to deferred tax assets of $3,167, a decrease of goodwill of $675, and a decrease to income tax provision of $638.

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

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”).  FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of FAS 160 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Note 3.          Inventories

The following is a summary of the major classes of inventories:

	September 30, 2007	June 30, 2008
Raw Materials	$16,218	$21,599
Work-in-process	162,266	171,659
Finished Goods	106,419	127,612
Other, net	1,399	1,076
	$286,302	$321,946

Note 4.          Income Taxes

Income tax expense for the three and nine months ended June 30, 2007 and 2008, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the third quarter of fiscal 2008 was 37.9% compared to 29.2% in the same period of fiscal 2007. The low effective rate last year in the third quarter of fiscal 2007 was a result of the filing of amended tax returns during the quarter to claim favorable items from extraterritorial income exclusion and foreign tax credits, which approximated $2,889.

Note 5.          Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2007	2008	2007	2008	2007	2008	2007	2008
Service cost	$1,044	$708	$361	$361	$3,161	$2,123	$1,083	$1,083
Interest cost	2,430	2,684	1,115	1,115	7,361	8,056	3,345	3,345
Expected return	(2,590)	(2,852)	—	—	(7,844)	(8,554)	—	—
Amortizations	—	202	(1,032)	(1,032)	—	606	(3,096)	(3,096)
Curtailment gain	—	—	—	—	—	(3,659)	—	—
Net periodic benefit cost (benefit)	$844	$742	$444	$444	$2,678	$(1,428)	$1,332	$1,332

The Company contributed $6,512 to the Company sponsored domestic pension plans, $3,035 to its other post-retirement benefit plans and $921 to the U.K. pension plan for the nine months ended June 30, 2008. The Company presently expects future contributions of $1,950 to its domestic pension plans, $1,565 to its other post-retirement benefit plans and $306 to the U.K. pension plans for the remainder of fiscal 2008. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

On October 2, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee’s monthly benefit was increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant’s salary deferrals, up to 6% of compensation. The Company estimates the redesign of the pension plan, including previous actions to close the plan to new non-union and union employees and the adjustment of the multiplier for non-union and union plan participants, will reduce funding requirements by $23,000 over the next six years. The offsetting estimated incremental cost of the enhanced 401K match is $2,300 over the same six year period. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, we recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits with similar facts, and has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving the Company) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, there can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In addition, at the request of IDEM, the Company has initiated an investigation of three additional areas at the Kokomo facility. The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective actions by the Company could be required. In addition, groundwater monitoring has begun and is ongoing on two additional solid waste management units. The Company is unable to estimate the costs of these or any further corrective action at either site, if required. Accordingly, the Company provides no assurance that the costs of any future corrective action at these or any other current former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company’s capability to satisfy post-closure groundwater monitoring and care requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

As of June 30, 2008 and September 30, 2007, the Company has accrued $1,519 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,377 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $126 per year over the remaining obligation period.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds (with an option for TIMET to request an additional ten million pounds) of titanium metal annually at prices established by the terms of the agreement. TIMET paid the Company a $50.0 million up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. The cash received of $50.0 million is being recognized in income on a straight-line basis over the 20-year term of the agreement. The portion not recognized in income will be shown as deferred revenue on the consolidated balance sheet. The Company used the proceeds, net of expenses, of the $50 million up-front fee paid by TIMET to reduce the balance of its U.S. revolving credit facility. Revenue of $1,546 and $1,875 has been recognized related to this agreement, during the nine months ended June 30, 2007 and 2008, respectively. Taxes will be paid on the up-front fee primarily in the first quarter of fiscal 2009.

Note 8.  Intangible Assets and Goodwill

Goodwill was created as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value exceeds the fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment. Goodwill was also created in June 2008 related to the acquisition of assets and related agreements entered into with HW Limited and its affiliated companies in Hong Kong and China, including the acquisition of office equipment and non-compete agreements. The asset acquisition and related agreements increased fixed assets by $15, increased non-compete agreements by $500 and increased goodwill by $2,485.

The Company also has patents, trademarks and other intangibles. As the patents have a finite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. The Company has non-compete agreements with lives of two to seven years. Amortization of the patents, non-competes and other intangibles was $843, and $824 for the nine months ended June 30, 2007 and 2008, respectively.

Goodwill and trademarks were tested for impairment on August 31, 2007 with no impairment recognized because the fair values exceeded the carrying values. Goodwill increased $2,485 during the nine months ended June 30, 2008 due to the acquisition of assets described above.

The following represents a summary of intangible assets and goodwill at September 30, 2007 and June 30, 2008:

September 30, 2007	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$41,252	$—	$41,252
Patents	8,667	(4,712)	3,955
Trademarks	3,800	—	3,800
Non-compete	840	(266)	574
Other	465	(268)	197
	$55,024	$(5,246)	$49,778

June 30, 2008	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$43,737	$—	$43,737
Patents	8,667	(5,288)	3,379
Trademarks	3,800	—	3,800
Non-compete	1,340	(418)	922
Other	465	(364)	101
	$58,009	$(6,070)	$51,939

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2008 (remainder of fiscal year)	$294
2009	816
2010	376
2011	363
2012	288

Note 9.   Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands except share and per share data)	2007	2008	2007	2008
Numerator:
Net Income	$17,741	$17,564	$48,329	$46,470

Denominator:

Weighted average shares outstanding - Basic	11,650,000	11,921,541	10,616,484	11,882,929
Effect of dilutive stock options	263,310	123,712	365,025	130,863
Weighted average shares outstanding - Diluted	11,913,310	12,045,253	10,981,509	12,013,792

Basic net income per share	$1.52	$1.47	$4.55	$3.91
Diluted net income per share	$1.49	$1.46	$4.40	$3.87

Number of shares excluded as their effect would be anti-dilutive	126,000	256,000	84,000	214,333

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

The fair value of the option grants was estimated as of the date of the grant pursuant FASB Statement No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123(R)”), using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 30, 2007	$19.06	0%	4.54%	30.00%	3 years
September 1, 2007	$21.42	0%	4.16%	30.00%	3 years
March 31, 2008	$16.41	0%	1.88%	42.00%	3 years

On March 31, 2008, the Company granted 130,000 options at an exercise price of $54.00, the fair market value of the Company’s common stock on the day prior to the date of the grant. During the first quarter of fiscal 2008, 98,073 options were exercised which generated $1,255 cash to the Company and increased the shares of common stock outstanding by 98,073 shares. During the second quarter of fiscal 2008, 4,100 options were exercised which generated $52 cash to the Company and increased the shares of common stock outstanding by 4,100 shares.  During the third quarter of fiscal 2008, 44,356 options were exercised which generated $631 cash to the company and increased shares of common stock outstanding by 44,356.

The stock-based employee compensation expense for the three and nine months ended June 30, 2008 was $515 ($307 net of tax or $0.03 per fully diluted share) and $1,216 ($725 net of tax or $0.06 per fully diluted share), respectively, leaving remaining unrecognized compensation expense at June 30, 2008 of $3,676 to be recognized over a weighted average period vesting of 1.74 years. The stock-based employee compensation expense for the three and nine months ended June 30, 2007 was $933 ($556 net of tax or $0.05 per fully diluted share) and $2,359 ($1,404 net of tax or $0.13 per fully diluted share), respectively.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2007	503,763	$30.52
Granted	130,000	54.00
Forfeited	(5,000)	72.93
Exercised	(146,529)	12.33
Outstanding at June 30, 2008	482,234	$39.35	8.00 Years	$9,653,037
Vested or expected to vest	482,234	$41.66	8.00 Years	$9,653,037
Exercisable at June 30, 2008	228,223	$25.25	6.79 Years	$7,371,471

	Outstanding			Exercisable
Grant Date	Number of Shares	Exercise Price Per Share	Remaining Contractual Life in Years	Number of Shares	Exercise Price Per Share
August 31, 2004	157,899	$12.80	6.17	157,899	$12.80
May 5, 2005	8,334	19.00	6.83	8,334	19.00
August 15, 2005	11,667	20.25	7.17	—	20.25
October 1, 2005	5,000	25.50	7.25	—	25.50
February 21, 2006	33,334	29.25	7.67	16,666	29.25
March 31, 2006	10,000	31.00	7.75	5,000	31.00
March 30, 2007	121,000	72.93	8.75	40,324	72.93
September 1, 2007	5,000	83.53	9.17	—	83.53
March 31, 2008	130,000	54.00	9.75	—	54.00
	482,234			228,223

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This discussion contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Those statements appear in a number of places in this discussion and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) any significant change in customer demand for its products or in demand for its customers’ products; (iii) the Company’s dependence on production levels at its Kokomo facility and its ability to make capital improvements at that facility, including the effects of planned equipment downtime; (iv) rapid increases in the cost of nickel, energy and other raw materials; (v) the Company’s ability to continue to develop new commercially viable applications and products; (vi) the Company’s ability to recruit and retain key employees; (vii) the Company’s ability to comply, and the costs of compliance, with applicable environmental laws and regulations; (viii) economic and market risks associated with foreign operations and U.S. and world economic and political conditions; and (ix) increased competition in the Company’s markets from the Company’s competitors who produce both high-performance alloys and stainless steel. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and in Part II, Item 1A of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008 may affect the accuracy of forward-looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Business: Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

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

Key Events: As the Company previously announced on April 4, 2008, Francis Petro informed the Board of his intention to retire as the Company’s President and Chief Executive Officer at the end of his existing employment agreement on September 30, 2008 and to continue to serve as a member of the Board of Directors. The Board then retained Spencer Stuart, an executive search firm, to conduct a national search for a new Chief Executive Officer. Mr. Petro continues to assist the Corporate Governance Committee in the search for his successor.

On June 2, 2008 the Company announced the expansion of its relationship with HW Limited and its affiliated companies in Hong Kong and China for sales of Haynes products throughout Asia. Under the terms of the new long-term consulting agreement and the related acquisition of assets, which became effective on June 1, Haynes’ sales and marketing presence in Asia will be greatly expanded. The sales force of HW Limited’s Chinese affiliate will be integrated into the Haynes operations in China expanding Haynes’ direct sales organization by eight people, which Haynes believes will lead to a more effective organization. In addition to overseeing this expanded organization, HW Limited’s principal, Helen Wang will promote Haynes’ products and services to customers in select markets in Asia, including China, Taiwan, South Korea, Singapore, Thailand, Laos, Malaysia, Vietnam, Indonesia, Cambodia, Philippines, Australia, and New Zealand. This consulting arrangement is one component of the Company’s continued campaign to grow its market presence in China and the rest of Asia. The asset acquisition and related agreements increased fixed assets $15, increased non-compete agreement by $500 and increased goodwill by $2,485.

The installation of the equipment for the upgrade of the second annealing line was completed on schedule in the third quarter of fiscal 2008. Throughout July, start-up and certification activities have been taking place and intermediate material has been successfully processed on the upgraded equipment. It is expected that the final survey of the equipment will be completed in early August 2008.  This completes the process of debottlenecking the sheet finishing operations and will enable the Company to take full advantage of previous capital improvements which improve operating performance in the form of increased capacity, reduced operating cost and improved working capital management.

Market Conditions:  Generally, demand in the Company’s markets remains strong and the Company saw improving results in both net revenue and gross profit margin as a percentage of net revenue in the third quarter of fiscal 2008. Management believes that the improving results were positively driven by several strategies. First, with demand in all markets strong and capacity limited, the Company carefully considers which types of projects to pursue in a given market to ensure the best margins are obtained. The Company’s focus is growing capacity, while continuing to sell the highest volumes into the applications which provide the highest margins. This can be seen particularly in the chemical processing and flue-gas desulphurization markets which can appear weak in certain quarters not always as a reflection of demand in the market, but as a result of the Company’s strategy to seek out higher-volume, higher-margin forms and alloys for project business which can be cyclical. In addition, the Company has continued to diversify its market base, expanding the industries served in the “Other Markets” category and also diversifying geographically, focusing on its presence in China and the rest of Asia. Finally, the Company looks to expand volumes through its capital upgrades. All of these strategies are intended to optimize returns and strengthen financial results.

Aerospace demand continues to be robust, as illustrated by the Company’s high level of sales in this market to date in fiscal 2008.  Haynes is well positioned to continue meeting current levels of demand and the anticipated increased level of demand in the latter part of fiscal 2009.  Projects supporting this growth include the completion of upgrades to the Company’s cold rolling mill in fiscal 2007 and both annealing lines in fiscal 2008 (which increased flat product finishing capacity by five million pounds), the installation of a new pilger mill at the Arcadia facility, also in fiscal 2008 (which increased capacity of seamless tubing), and continued expansion of the value-added operations in our service centers. The Company’s level of order entry and backlog also indicates that demand in the aerospace market continues to be strong.

While pounds shipped in the land-based gas turbine market in the third quarter of fiscal 2008 were down slightly from the previous quarter, order entry and backlog continue to be strong and the Company does not believe demand in this market has materially slowed. Management expects demand in the land-based gas turbine market to continue to be favorable, subject to world economic conditions, due to higher activity in power generation, oil and gas production, and alternative power systems application. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, flexibility in use of alternative fuels and fewer SO2 emissions than the traditional fossil fuel-fired facilities.

Although sales to the chemical processing industry were strong in the third quarter of fiscal 2008, the Company has seen some erosion in order entry in this market.  Although some cyclicality as a result of project business is expected in this market from quarter to quarter, historically the chemical processing industry slows as a result of an overall economic slowdown as seen in recent quarters.  It remains to be seen whether the slower rate of order entry is the result of a temporary dip in project business or a longer-term trend resulting from the economic environment.

The Company also continues its efforts to expand volumes sold into the industries which make up the “Other Markets” category. The industries in this category continue to seek to upgrade overall quality, improve product performance through increased efficiency, prolong product life, and lower long-term costs. Companies in these industries are looking to achieve these goals through the use of “Advanced Materials” which supports the increased use of high performance alloys in an expanding number of applications and industries. Due to non-repeating flue gas desulphurization projects, volume was lower in the third quarter of fiscal 2008, but overall management continues to see strength in the markets in this category.

Competition and Gross Profit: Beginning at the end of the second quarter and continuing through the fourth quarter of fiscal 2007, the Company experienced a trend of increasing revenues and average selling price per pound, while gross profit as a percentage of net revenues declined. During the first quarter of fiscal 2008, net revenue and average selling price per pound began to decline along with further erosion in gross profit as a percentage of net revenues. Compared to the first quarter of fiscal 2008, net revenue increased in the second quarter, but average selling price per pound and gross profit as a percentage of net revenue continued to decline.  The decline in gross profit as a percentage of net revenue from the first quarter to the second quarter should be analyzed in light of the fact that the first quarter of fiscal 2008 included a one-time benefit of $3.7 million related to the pension curtailment gain.  Adjusting for this gain, the gross profit as a percent of net revenue improved in the second quarter when compared to the first quarter. Although gross profit in the third quarter of fiscal 2008 is lower than the same period in fiscal 2007, it showed improvement over the second quarter of fiscal 2008.  We believe this continued quarter to quarter improvement shows a trend of increasing net revenue and improving gross profit as a percentage of net revenue, even as the average selling price declined as compared to the previous quarter.

The largest contributing factor to gross profits which are lower as a percentage of revenue compared to the same periods in fiscal 2007 is increased price competition. Starting in the third quarter of fiscal 2007, the Company experienced increasing competition from competitors who produce both stainless steel and high-performance alloys.  Due to a slowing stainless steel market, management believes these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times.  As a result of this competition, the Company’s ability to raise prices on certain products was limited in the five most recent fiscal quarters.  Historically, the Company experienced similar price competition in the 1990’s and in the early 2000’s, when demand in the stainless market weakened.

This competition should soften as the stainless market improves, however, American Metals Market reported in April 2008 that uncertainty as to the strengthening of the stainless market continues to exist. This could indicate that the recovery in the stainless market may take longer than anticipated or that the stainless market may continue to deteriorate.  We believe, however, that we continue to improve our ability to respond to the competition as a result of our increased emphasis on service centers, our value-added services and our improving cost structure which has resulted from our capital expenditure program.  We also believe that with the completion of the upgrade to the second annealing line, the Company’s delivery-times and reliability will improve starting in the fourth fiscal quarter.

Capital Spending:  Beginning in fiscal 2006, the Company began making significant investments in order to increase capacity in its sheet finishing operations, including upgrades to its cold rolling mill and one of two annealing lines, which were completed in fiscal 2007.  The first phase of upgrades to the second annealing line was completed in the second quarter of fiscal 2008, and the second phase of these upgrades was completed in the third quarter of fiscal 2008, with final testing and survey of the equipment in the fourth quarter. These upgrades to the sheet finishing operations have increased the production capacity for high-performance alloys in sheet form from 9.0 million pounds per year to 14.0 million pounds per year. The Company’s objective is to produce and sell 23.5 million pounds of high-performance alloys by no later than fiscal 2010 and possibly as early as fiscal 2009. With the completion of the upgrades to sheet finishing capacity and along with other capital upgrades since fiscal 2005, management is in the process of evaluating the positive impact of all these upgrades on total high-performance alloy

capacity across all product forms.   It is believed that the upgrades may allow the Company to produce high-performance alloy volume in excess of the original estimate of 23.5 million pounds. In addition, management believes that completion of these upgrades will have a positive impact on gross profit as a percentage of net revenue, which has been negatively impacted by production downtime as a result of planned equipment upgrades.

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

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Backlog(1)
Dollars (in thousands)	$206,859	$237,589	$258,867	$236,256	$247,775	$254,470	$252,598
Pounds (in thousands)	7,575	8,454	8,551	7,397	8,274	8,706	8,335
Average selling price per pound	$27.31	$28.10	$30.27	$31.94	$29.95	$29.23	$30.30

Average nickel price per pound
London Metals Exchange (2)	$15.68	$21.01	$18.92	$13.40	$12.11	$14.16	$10.23

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

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net revenues (in thousands)
Aerospace	$43,827	$48,232	$55,317	$63,796	$59,442	$63,472	$62,857
Chemical processing	38,778	37,701	31,495	39,986	40,805	37,404	49,165
Land-based gas turbines	20,076	27,993	26,812	28,120	25,505	33,506	31,004
Other markets	15,671	20,352	24,598	25,638	18,887	26,085	18,811
Total product revenue	118,352	134,278	138,222	157,540	144,639	160,467	161,837
Other revenue(1)	2,111	3,058	2,865	3,410	1,438	3,304	4,503
Net revenues	$120,463	$137,336	$141,087	$160,950	$146,077	$163,771	$166,340

Pounds by markets (in thousands)

Aerospace	1,780	1,701	1,973	2,206	2,154	2,190	2,319

Chemical processing	1,479	1,322	1,082	1,238	1,312	1,287	1,649

Land-based gas turbines	1,144	1,382	1,256	1,311	1,060	1,742	1,519

Other markets(2)	1,053	1,320	1,538	923	681	861	732

Total shipments	5,456	5,725	5,849	5,678	5,207	6,080	6,219

Average selling price per pound
Aerospace	$24.62	$28.36	$28.04	$28.92	$27.60	$28.98	$27.11
Chemical processing	26.22	28.52	29.11	32.30	31.10	29.06	29.82
Land-based gas turbines	17.55	20.26	21.35	21.45	24.06	19.23	20.41
Other markets	14.88	15.42	15.99	27.78	27.73	30.30	25.70
Total product (excluding other revenue)	21.69	23.45	23.63	27.75	27.78	26.39	26.03
Total average selling price (including other revenue)	22.08	23.99	24.12	28.35	28.05	26.94	26.75

(1)     Other revenue consists of toll conversion, royalty income, and scrap sales.

(2)     The historical decrease in pounds in Other Markets relates primarily to the reduction in stainless steel wire pounds.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended
	June 30,				Change
($ in thousands)	2007		2008		Amount	%
Net revenues	$141,087	100.0%	$166,340	100.0%	$25,253	17.9%
Cost of sales	104,148	73.8%	126,223	75.9%	22,075	21.2%
Gross profit	36,939	26.2%	40,117	24.1%	3,178	8.6%
Selling, general and administrative expense	10,871	7.7%	11,007	6.6%	136	1.3%
Research and technical expense	747	0.5%	819	0.5%	72	9.6%
Operating income	25,321	18.0%	28,291	17.0%	2,970	11.7%
Interest expense, net	263	0.2%	22	0.0%	(241)	(91.6)%
Income before income taxes	25,058	17.8%	28,269	17.0%	3,211	12.8%
Provision for income taxes	7,317	5.2%	10,705	6.4%	3,388	46.3%
Net income	$17,741	12.6%	$17,564	10.6%	$(177)	(1.0)%

By market

	Three Months Ended
	June 30,		Change
	2007	2008	Amount	%
Net revenues (in thousands)
Aerospace	$55,317	$62,857	$7,540	13.6%
Chemical processing	31,495	49,165	17,670	56.1%
Land-based gas turbines	26,812	31,004	4,192	15.6%
Other markets	24,598	18,811	(5,787)	(23.5)%
Total product revenue	138,222	161,837	23,615	17.1%
Other revenue	2,865	4,503	1,638	57.2%
Net revenues	$141,087	$166,340	$25,253	17.9%

Pounds by markets (in thousands)
Aerospace	1,973	2,319	346	17.5%
Chemical processing	1,082	1,649	567	52.4%
Land-based gas turbines	1,256	1,519	263	20.9%
Other markets	1,538	732	(806)	(52.4)%
Total shipments	5,849	6,219	370	6.3%

Average selling price per pound
Aerospace	$28.04	$27.11	$(0.93)	(3.3)%
Chemical processing	29.11	29.82	0.71	2.4%
Land-based gas turbines	21.35	20.41	(0.94)	(4.4)%
Other markets	15.99	25.70	9.70	60.7%
Total product (excluding other revenue)	23.63	26.03	2.40	10.2%
Total average selling price (including other revenue)	24.12	26.75	2.63	10.9%

Net Revenues.  Net revenues increased by $25.3 million, or 17.9%, to $166.3 million in the third quarter of fiscal 2008 from $141.1 million in the same period of fiscal 2007.  Volume for all products increased by 6.3% to 6.2 million pounds in the third quarter of fiscal 2008 from 5.8 million pounds in the same period of fiscal 2007. Volume of high-performance alloys increased by 20.8% to 6.1 million pounds in the third quarter of fiscal 2008 from 5.0 million pounds in the same period of fiscal 2007. As a result of the Company’s strategy to focus on the production and sale of high-performance alloy wire, volume of stainless steel wire decreased to 0.1 million pounds in the third quarter of fiscal 2008 from 0.8 million pounds in the same period of fiscal 2007. It is anticipated that there will continue to be a recurring amount of stainless steel wire produced and sold into certain specialty markets.  The aggregate average selling price per pound increased by 10.9% to $26.75 per pound in the third quarter of fiscal 2008 from $24.12 per pound in the same period of fiscal 2007 because of changes in product mix (including market, form and alloy), an increased level of service center value-added business and changes in raw material prices.  Although nickel prices were lower in the third quarter of fiscal 2008 than in the same period of fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company’s products, such as molybdenum, cobalt and chromium. Management continues to believe that both pricing and volume were unfavorably impacted by increased competition during the quarter.  The Company’s consolidated backlog decreased by $1.9 million, or 0.7%, to $252.6 million at June 30, 2008 from $254.5 million at March 31, 2008.  Management continues to expect the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets, subject to world economic conditions. In addition, completion of the expansion of the Company’s sheet finishing operations should continue to help the Company compete more effectively on lead time resulting in decreased pricing pressure.

Sales to the aerospace market increased by 13.6% to $62.9 million in the third quarter of fiscal 2008 from $55.3 million in the same period of fiscal 2007, due to a 17.5% increase in volume partially offset by a 3.3% decrease in the average selling price per pound.  Volume has improved due to market demand as reflected in the continued strength in the build rate for new aircraft.  The build rate for new aircraft continues to be driven by demand outside the U.S. and by demand for newer, more fuel efficient aircraft.  Third quarter aerospace volume of 2.3 million pounds is the highest volume shipped in any of the past seven quarters.  The decrease in the average selling price per pound is due to changes in product mix (including form and alloy) when compared to the product mix sold in the same period of fiscal 2007.

Sales to the chemical processing market increased by 56.1% to $49.2 million in the third quarter of fiscal 2008 from $31.5 million in the same period of fiscal 2007, due to a 52.4% increase in volume combined with a 2.4% increase in the average selling price per pound.  Volume in this market was affected by the project oriented nature of the market where the comparisons of volume shipped between quarters was affected by timing, quantity and order size of the project business which can also impact average selling price per pound. Third quarters chemical processing volume of 1.6 million pounds is the highest volume shipped in any of the past seven quarters.  The increase in the average selling price per pound is due to changes in product mix (including form and alloy) when compared to the product mix sold in the same period of fiscal 2007.

Sales to the land-based gas turbine market increased by 15.6% to $31.0 million for the third quarter of fiscal 2008 from $26.8 million in the same period of fiscal 2007, due to an increase of 20.9% in volume, partially offset by a 4.4% decrease in the average selling price per pound.  Volume increased as a result of higher billet volume for project related business in the third quarter of fiscal 2008 compared to the same period of fiscal 2007.  However, due to the comparatively lower average selling price of billet, the increased billet volume had a negative impact on average selling price.

Sales to other markets decreased by 23.5% to $18.8 million in the third quarter of fiscal 2008 from $24.6 million in the same period of fiscal 2007, due to a 52.4% decrease in volume, which was partially offset by a 60.7% increase in average selling price per pound.  The primary reason for the increase in average selling price per pound and the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire.  Stainless steel wire volume decreased by 82.8%, while volume of all forms of high-performance alloy sold to other markets also decreased 18.0% in the third quarter of fiscal 2008 compared to the same period of fiscal 2007, primarily due to a large flue gas desulphurization (“FGD”) project that was included in the third quarter of fiscal 2007, which did not repeat in this year’s third quarter. FGD volume can be affected by the project oriented nature of this market.  The increase in average selling price is primarily due to the higher percentage of high-performance alloys which have a higher average selling price than stainless steel.  Also contributing to the increase in average selling price is the change in product mix (both form and alloy).

Other Revenue.  Other revenue increased by 57.2% to $4.5 million in the third quarter of fiscal 2008 from $2.9 million for the same period of fiscal 2007.  The increase is due to higher activity in toll conversion, scrap sales and miscellaneous sales.

Cost of Sales.  Cost of sales increased to $126.2 million, or 75.9% of net revenues, in the third quarter of fiscal 2008, compared to $104.1 million, or 73.8% of net revenues, in the same period of fiscal 2007.  Cost of sales in the third quarter of fiscal 2008 grew as a result of increased volumes, increased manufacturing costs due to planned equipment outages and product mix due to an increase in the production and sale of higher-cost alloy and forms.  In the third quarter of fiscal 2007, cost of sales was increased due to a one-time bonus accrual to union employees upon ratification of the collective bargaining agreement of $2.2 million (or 1.6% of net revenue), which did not repeat in the third quarter of fiscal 2008. This decrease was, however, partially offset by higher wage rates for union employees and increased fringe benefit costs.  The increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percentage of net revenue) can also be attributed to the increased competition (which lowered net revenue) and planned equipment outages, as discussed above under “Overview”.

Gross Profit.  Gross profit increased $3.2 million to $40.1 million, or 24.1% of net revenues, in the third quarter of fiscal 2008, compared to $36.9 million, or 26.2% of net revenues, in the same period of fiscal 2007 as a result of the above factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million or 1.3% to $11.0 million in the third quarter of fiscal 2008 from $10.9 million in the same period of fiscal 2007 primarily due to higher business activity causing commissions and sales expenses to increase.  Selling, general and administrative expenses as a percentage of net revenues decreased to 6.6% in the third quarter of fiscal 2008 compared to 7.7% for the same period of fiscal 2007 due primarily to increased revenues.

Research and Technical Expense.  Research and technical expense increased 9.6% to $0.82 million in the third quarter of fiscal 2008 from $0.75 million in the same period of fiscal 2007 due to normal inflationary increases and increased staff levels required to support the transition of retiring employees.

Operating Income.  As a result of the above factors, operating income in the third quarter of fiscal 2008 was $28.3 million compared to $25.3 million in the same period of fiscal 2007.

Interest Expense.  Interest expense decreased 91.6% to $0.02 million in the third quarter of fiscal 2008 from $0.3 million in the same period of fiscal 2007.  The decrease is from a lower average debt balance outstanding and a lower borrowing rate of interest.

Income Taxes.  Income tax expense increased to $10.7 million in the third quarter of fiscal 2008 from $7.3 million in the same period of fiscal 2007 primarily due to higher pretax income and a higher effective tax rate. The effective tax rate for the third quarter of fiscal 2008 was 37.9% compared to 29.2% in the same period of fiscal 2007.  The low effective tax rate last year in the third quarter of fiscal 2007 was a result of the filing of amended tax returns during the quarter to claim favorable items from extraterritorial income exclusion and foreign tax credits, which approximated $2,889.

Net Income.  As a result of the above factors, net income decreased by $0.1 million to $17.6 million in the third quarter of fiscal 2008 from $17.7 million in the same period of fiscal 2007.

Nine months ended June 30, 2008 compared to nine months ended June 30, 2007

Results of Operations

	Nine Months Ended
	June 30,				Change
($ in thousands)	2007		2008		Amount	%
Net revenues	$398,886	100.0%	$476,188	100.0%	$77,302	19.4%
Cost of sales	287,993	75.3%	365,946	76.8%	77,953	27.1%
Gross profit	110,893	27.8%	110,242	23.2%	(651)	(0.6)%
Selling, general and administrative expense	29,152	9.3%	31,059	6.5%	1,907	6.5%
Research and technical expense	2,225	0.6%	2,566	0.5%	341	15.3%
Operating income	79,516	14.8%	76,617	16.1%	(2,899)	(3.6)%
Interest expense, net	3,338	1.8%	802	0.2%	(2,536)	76.0%
Income before income taxes	76,178	13.0%	75,815	15.9%	(363)	(0.5)%
Provision for income taxes	27,849	5.1%	29,345	6.2%	1,496	5.4%
Net income	$48,329	7.9%	$46,470	9.8%	$(1,859)	(3.8)%

By market

	Nine Months Ended
	June 30,		Change
	2007	2008	Amount	%
Net revenues (in thousands)
Aerospace	$147,376	$185,771	$38,395	26.1%
Chemical processing	107,974	127,374	19,400	18.0%
Land-based gas turbines	74,881	90,015	15,134	20.2%
Other markets	60,621	63,783	3,162	5.2%
Total product revenue	390,852	466,943	76,091	19.5%
Other revenue	8,034	9,245	1,212	15.1%
Net revenues	$398,886	$476,188	$77,303	19.4%

Pounds by markets (in thousands)
Aerospace	5,454	6,663	1,209	22.2%
Chemical processing	3,883	4,248	365	9.4%
Land-based gas turbines	3,782	4,321	539	14.3%
Other markets	3,911	2,274	(1,637)	(41.9)%
Total shipments	17,030	17,506	476	2.8%

Average selling price per pound
Aerospace	$27.02	$27.88	$0.86	3.2%
Chemical processing	27.81	29.98	2.18	7.8%
Land-based gas turbines	19.80	20.83	1.03	5.2%
Other markets	15.50	28.05	12.55	81.0%
Total product (excluding other revenue)	22.95	26.67	3.72	16.2%
Total average selling price (including other revenue)	23.42	27.20	3.78	16.1%

Net Revenues.  Net revenues increased by $77.3 million, or 19.4%, to $476.2 million for the first nine months of fiscal 2008 from $398.9 million in the same period of fiscal 2007.  Volume for all products increased by 2.8% to 17.5 million pounds for the first nine months of fiscal 2008 from 17.0 million pounds in the same period of fiscal 2007. Volume of high-performance alloys increased by 14.2% to 17.1 million pounds for the first nine months of fiscal 2008 from 15.0 million pounds in the same period of fiscal 2007. As a result of the Company’s strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire, volume of stainless steel wire decreased to 0.4 million pounds for the nine months of fiscal 2008 from 2.0 million pounds in the same period of fiscal 2007. It is anticipated that there will continue to be a recurring amount of stainless steel wire produced and sold into certain specialty markets.  The aggregate average selling price per pound increased by 16.1% to $27.20 per pound for the nine months of fiscal 2008 from $23.42 per pound in the same period of fiscal 2007 because of changes in product mix (including market, form and alloy), an increased level of service center value-added business, and changes in raw material prices.  Although nickel prices were lower for the nine months of fiscal 2008 than in the same period of fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company’s products, such as molybdenum, cobalt and chromium. As discussed above under “Overview”, increased competition unfavorably impacted both average selling price and volume for the nine months of fiscal 2008.  The Company’s consolidated backlog increased by $16.3 million, or 6.9%, to $252.6 million at June 30, 2008 from $236.3 million at September 30, 2007.  Management continues to expect the demand for high-performance alloys to be positively driven by the continuation of favorable trends in the aerospace, chemical processing (including new construction and maintenance) and land-based gas turbine markets, subject to world economic conditions. In addition, completion of the expansion of the Company’s sheet finishing operations should continue to help the Company compete more effectively on lead time resulting in decreasing pricing pressure.

Sales to the aerospace market increased by 26.1% to $185.8 million for the first nine months of fiscal 2008 from $147.4 million in the same period of fiscal 2007, due to a 3.2% increase in the average selling price per pound, combined with a 22.2% increase in volume.  The increase in the average selling price per pound is due primarily to changes in product mix (both alloy and form).  Product mix reflects a higher percentage of specialty alloy products and forms with a higher average selling price when compared to the product mix sold in the same period of fiscal 2007.  Volume has improved due to market demand as reflected in the continued strength in the build rate for new aircraft.  The build rate for new aircraft continues to be driven by demand outside the U.S. and by demand for newer, more fuel efficient aircraft.

Sales to the chemical processing market increased by 18.0% to $127.4 million for the first nine months of fiscal 2008 from $108.0 million in the same period of fiscal 2007, due to a 7.8% increase in the average selling price per pound, combined with a 9.4% increase in volume.  Volume in this market was affected by the project oriented nature of the market. The comparisons of volume shipped and average selling price per pound between quarters was affected by timing and order size of our customer’s projects business. Except for a dip in the third quarter of fiscal 2007, the volume per quarter has been relatively constant over the past seven quarters.  The increase in the average selling price is due to changes in product mix (including form and alloy) when compared to the product mix sold in the same period of fiscal 2007.

Sales to the land-based gas turbine market increased by 20.2% to $90.0 million for the first nine months of fiscal 2008 from $74.9 million in the same period of fiscal 2007, due to an increase of 5.2% in the average selling price per pound, combined with a 14.3% increase in volume.  The increase in the average selling price is due to improved market demand and changes in form and alloys compared to the same period of fiscal 2007.  Volume increased as a result of higher billet volume for the nine months of fiscal 2008 compared to the same period of fiscal 2007.

Sales to other markets increased by 5.2% to $63.8 million for the first nine months of fiscal 2008 from $60.6 million in the same period of fiscal 2007, due to an 81.0% increase in average selling price per pound, which was partially offset by a 41.9% decrease in volume.   The primary reason for the increase in average selling price per pound and the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company’s strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire.  Stainless steel wire volume decreased by 81.2%, while volume of high-performance alloys sold to other markets increased in high-performance alloys 0.7% for the first nine months of fiscal 2008 as compared to the same period of fiscal 2007.  This small volume increase relates to FGD volume.  Specifically, a large FGD project was included last year in the third quarter of fiscal 2007 did not repeat this year.  The increase in average selling price is primarily due to the higher percentage of high-performance alloys which have a higher average selling price than stainless steel.  Also contributing to the increase in average selling price is the change in product mix (both form and alloy).

Other Revenue.  Other revenue increased by 15.1% to $9.2 million for the first nine months of fiscal 2008 from $8.0 million for the same period of fiscal 2007.  The increase is due to higher scrap and miscellaneous sales.

Cost of Sales.  Cost of sales increased to $365.9 million, or 76.8% of net revenues, for the first nine months of fiscal 2008, compared to $288.0 million, or 75.3% of net revenues, in the same period of fiscal 2007.  Cost of sales increased as a result of increased volumes, increased manufacturing costs due to planned equipment outages, and changes in product mix due to an increase in the production and sale of higher-cost alloy and forms. In the third quarter of fiscal 2007 cost of sales was increased due to a one-time bonus accrual to union employees upon ratification of the collective bargaining agreement of $2.2 million (or 0.6% of net revenue), which did not repeat in the first nine months of fiscal 2008. This decrease was however, partially offset by higher wage rates for union employees and increased fringe benefit costs in fiscal 2008.  Cost of sales in the first nine months of fiscal 2008 was also decreased by a $3.7 million (0.8% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S.  The overall increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percentage of net revenue) can also be attributed to the increased competition (which lowered net revenue) and planned and unplanned equipment outages, as discussed above under “Overview”.

Gross Profit.  Gross profit decreased to $110.2 million, or 23.2% of net revenues, for the first nine months of fiscal 2008, from $110.9 million, or 27.8% of net revenues, in the same period of fiscal 2007 as a result of the above factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.9 million to $31.1 million for the first nine months of fiscal 2008 from $29.2 million for the same period of fiscal 2007 due to: (i) higher business activity causing commissions and sales expenses to increase $2.4 million, and (ii) the fiscal 2007 reduction in allowance for doubtful accounts of $0.6 million compared to the first nine months of fiscal 2008 to reflect the favorable write-off history.  These increases were partially offset by a decrease in stock compensation expense of $1.1 million.  Selling, general and administrative expenses as a percentage of net revenues decreased to 6.5% for the first nine months of fiscal 2008 compared to 7.1% for the same period of fiscal 2007 due primarily to increased revenues.

Research and Technical Expense.  Research and technical expense increased $0.3 million to $2.6 million for the first nine months of fiscal 2008 from $2.2 million in the same period of fiscal 2007 due to normal inflationary increases and increased staff levels required to support the transition of retiring employees.

Operating Income.  As a result of the above factors, operating income for the first nine months of fiscal 2008 was $76.6 million compared to $79.5 million in the same period of fiscal 2007.

Interest Expense.  Interest expense decreased to $0.8 million for the first nine months of fiscal 2008 from $3.3 million for the same period of fiscal 2007.  The decrease is due to a lower average debt balance outstanding resulting from: (i) the Company’s application of proceeds from the equity offering that occurred near the end of the second quarter of fiscal 2007, (ii) cash generated from operations, and (iii) proceeds from the exercise of stock options which were used to reduce the outstanding debt balance.

Income Taxes.  Income tax expense increased to $29.3 million for the first nine months of fiscal 2008 from $27.8 million in the same period of fiscal 2007 primarily due to a higher effective tax rate. The effective tax rate for the first nine months of fiscal 2008 was 38.7% compared to 36.6% in the same period of fiscal 2007.  The lower effective tax rate last year in the third quarter of fiscal 2007 was a result of the filing of amended tax returns during the quarter to claim favorable items from extraterritorial income exclusion and foreign tax credits, which approximated $2,889.  It is expected that the effective tax rate for fiscal 2008 will be between 38.0% and 39.0%.

Net Income.  As a result of the above factors, net income decreased by $1.9 million, or 3.8% to $46.5 million for the first nine months of fiscal 2008 from $48.3 million in the same period of fiscal 2007.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2008, the Company’s primary sources of cash were cash from operations,  borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below) and proceeds from the exercise of stock options (including related tax benefits).  At June 30, 2008, Haynes had cash and cash equivalents of approximately $9.9 million compared to cash and cash equivalents of approximately $5.7 million at September 30, 2007.

Net cash provided by operating activities was $30.5 million for the first nine months of fiscal 2008 compared to $22.5 million in the same period of fiscal 2007.  Several items contributed to the difference.  First, cash provided by operating activities for the first nine months of fiscal 2007 included the proceeds of the $50.0 million up-front payment received from Titanium Metals Corporation as a result of the Conversion Services Agreement entered into in that period.  Second, inventory balances (net of foreign currency adjustments) at June 30, 2008 were $33.6 million higher than at September 30, 2007, as a result of both planned outages and increased levels of inventory required to support an increased sales level for the first nine months of fiscal 2008 as compared to an increase of $102.5 million for the first nine months of fiscal 2007. Third, cash generated from a decrease in accounts receivable was $11.6 million for the first nine months of fiscal 2008 as compared to a use of cash of $4.4 million for the first nine months of fiscal 2007. Net cash used in investing activities was $17.9 million (which consist primarily of cash paid for capital expenditures of $15.0 million and the Asian distribution expansion and acquisition of $3.0 million) for the first nine months of fiscal 2008 compared to $11.0 for the first nine months of fiscal 2007, primarily as a result of the ongoing capital expenditure program.  Net cash used by financing activities included a reduction in borrowings on the revolving credit facility of $13.2 million as a result of cash generated from operations and proceeds from the exercise of stock options (including excess tax benefits) of $4.8 million.

Future sources of liquidity

The Company’s sources of cash for the remainder of fiscal 2008 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At June 30, 2008, the Company had cash and cash equivalents of approximately $9.9 million, an outstanding balance of $22.3 million on the U.S. revolving credit facility, and access to approximately $97.7 million under the U.S. facility subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:  The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum.  As of June 30, 2008, the U.S. revolving credit facility had an outstanding balance of $22.3 million. During the first nine months of fiscal 2008, the U.S. revolving credit facility bore interest at a weighted average interest rate of 5.61%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company’s capital stock.  As of June 30, 2008, the most recent required measurement date under the agreement, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

U.K. revolving credit facility:  The Company’s U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., previously had an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During April 2008, the term of the U.K. revolving credit facility ended. The Company replaced this facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2 million pound sterling (approximately $4.0 million). Haynes U.K. is required to pay interest on overdrafts in an amount equal to the Bank’s Sterling Base Rate (in accordance with the terms facility), plus 1.1% per annum.  As of June 30, 2008, the overdraft facility had an outstanding balance of zero.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  funding operations;

•                  income tax payments (including taxes related to the TIMET conversion services agreement expected to be paid in first quarter of fiscal 2009 of approximately $18.3 million);

•                  capital spending to increase capacity and improve reliability and performance of the equipment;

•                  pension plan funding;

•                  reduction of debt; and

•                  interest payments on outstanding indebtedness.

Planned fiscal 2008 capital spending is targeted at $18.0 million, $15.0 million of which was spent in the nine months ended June 30, 2008.  The main projects for fiscal 2008 included the upgrade of the second annealing line at the Kokomo, Indiana facility and the installation of a new pilger mill at the Arcadia, Louisiana facility. The upgrade on the annealing line was completed during the third quarter of fiscal 2008. The first phase, during which the line was out of service, started in December 2007 and was completed during the first week of February 2008, several days ahead of schedule. The second phase of the upgrade started in April 2008 and finished in June 2008. Construction of the pilger mill has also been completed and the mill is operational.  Management believes that with the completion of these capital projects and the related improvements in reliability and performance of the equipment, the Company will experience an increased level of profitability, improved working capital management and an enhanced ability to recover from unplanned outages.

The Company is also evaluating the desirability of possible additional capital expansion projects to capitalize on current market opportunities.  Additionally, acceleration of future capital spending beyond what is currently planned may occur in order to accelerate the realization of the benefits such as improved working capital management, reduced manufacturing cost and increased capacity.  Consideration will also be given to potential strategic acquisitions similar to the November 2004 Branford Acquisition, which complemented the Company’s product line, reduced production costs and increased capacity.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2008:

	Payments Due by Period
(in thousands) Contractual Obligations(1)(6)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations (including interest)(2)	$24,702	$24,702	$—	$—	$—
Operating lease obligations	10,781	3,458	3,516	1,454	2,353
Raw material contracts	63,497	63,497	—	—	—
Mill supplies contracts	331	331	—	—	—
Capital projects	13,926	13,926	—	—	—
Pension plans(3)	46,278	15,918	20,250	10,110	—
Other post-retirement benefits(4)	49,400	4,600	9,800	10,000	25,000
Non-compete obligations(5)	330	110	220	—	—
Total	$209,245	$126,542	$33,786	$21,564	$27,353

(1)

Taxes are not included in the table. Payments for taxes in fiscal 2008 are expected to be approximately $36.0 million (excluding taxes related to the TIMET conversion services agreement which are expected to be paid in first quarter of fiscal 2009 of approximately $18.3 million).

(2)	Interest is calculated annually using the principal balance and current interest rates as of June 30, 2008.

(3)

The Company has a funding obligation to contribute an additional $45,050 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,228 over the next twelve months to the U.K. Pension Plan.

(4)	Represents expected post-retirement medical benefits only.

(5)

Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

(6)

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The non-current income taxes payable of $2,591 are not included in the table. It is not possible to determine in which future period the tax liability might be paid out.

At June 30, 2008, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”   The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning on October 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on the Company’s financial position, results of operations and cash flows.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”).
FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of FAS 160 is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on October 1, 2007.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at June 30, 2008. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $135,000 for the nine months ended June 30, 2007 and approximately $97,000 for the nine months ended June 30, 2008. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. Each foreign subsidiary manages its own foreign currency exchange risk. The Company’s U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than nine months. At June 30, 2008, the Company had one foreign currency exchange contract outstanding with an aggregate amount of approximately 300,000 Euros through July 25, 2008 and the effect on the financial statements is immaterial.

Fluctuations in the price of nickel, our most significant raw material, and other raw material costs (molybdenum, cobalt and chromium) subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel and other raw material prices. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid change in nickel and other raw material prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that we may not be able to successfully offset a rapid increase in the cost of raw material in the future as we have been able to in the past.

Item 4.           Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to
Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
Date: August 6, 2008

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: August 6, 2008

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