Form 10-K
period 2008-09-30
HAYNES INTERNATIONAL INC
filed 2008-11-24
CIK 858655

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33288

HAYNES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)
1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

         Registrant's telephone number, including area code (765) 456-6000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Market

         Securities registered pursuant to section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes        ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
☐ Yes        ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes        ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $653,588,421 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes        ☐ No

         11,984,623 shares of Haynes International, Inc. common stock were outstanding as of November 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 23, 2009 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to, strategic plans; trends in the industries that consume the Company's products; global economic and political uncertainties; production levels at the Company's Kokomo, Indiana facility; commercialization of the Company's production capacity; and the Company's ability to develop new products. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the Company's control.

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

Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 63% of net revenues in fiscal 2008. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated. In fiscal 2008, approximately 84% of the Company's net revenues was generated by its direct sales organization, and the remaining 16% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

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

Significant Events of Fiscal 2008

        The information under the caption "Significant Events of Fiscal 2008" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K is incorporated herein by reference.

Business Strategy

        The Company's goal is to grow its business and increase revenues and profitability while continuing to be its customers' provider of choice for high-performance alloys. The Company intends to penetrate and capitalize on growth in its end markets by taking advantage of its diverse product offerings and service capabilities and to continue to increase capacity and lower costs through strategic investment in manufacturing facilities. In order to accomplish these goals, the Company intends to pursue the following:

  •
  Capitalize on strategic equipment investment.  The Company expects to continue to improve operating efficiencies through ongoing capital investment in manufacturing facilities and equipment. Recent investment in equipment has significantly improved the Company's operating efficiency by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality, and is expected to improve working capital management. Because the Company is one of the few manufacturers with the expertise and facilities to produce high-performance alloys, management believes that the Company's investments will enable it to continue to satisfy long-term increased customer demand for value-added products that meet precise specifications.

  •
  Increase sales by providing value-added processing services.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors. The Company's service and sales centers enable it to develop close customer relationships through direct interaction and to respond to customer orders quickly while providing value-added services such as laser and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers have allowed it to maintain a selling price advantage.

  •
  Increase worldwide sales through international service and sales centers.  The Company intends to continue its efforts to increase its sales to non-U.S. customers. In recent years, the Company opened a service and sales center in China, the first service and sales center operated by any manufacturer of nickel- or cobalt-based alloys in China, and opened sales centers in Singapore, India and Italy. The Company continues to evaluate its world wide distribution and sales network in order to provide improved services.

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

  •
  Expand product capability through strategic acquisitions and alliances.  The Company will continue to examine opportunities that enable it to offer customers an enhanced and more competitive product line to complement its core flat products. These opportunities may include product line enhancement, such as that provided by the acquisition of certain assets of the Branford Wire Company in November 2004 and market expansion opportunities such as that provided per the acquisition of HW Limited in fiscal 2008. The Company will continue to look for opportunities that will enhance the portfolio of products provided to customers such as wire, tubing, fittings and bar. The Company will also continue to evaluate strategic relationships with third parties in the industry in order to enhance its competitive position and relationships with customers, including distribution agreements and agreements similar to the 20-year conversion agreement the Company entered into with Titanium Metals Corporation, or TIMET, in November 2006.

Company History

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

        In the first quarter of fiscal 2005, Haynes acquired certain assets of the Branford Wire Company (the "Branford Wire Company Acquisition"), including a facility that manufactured both stainless steel wire and high-performance alloy wire. The Company continues to produce stainless steel wire at the Haynes Wire Company, in Mountain Home, North Carolina.

        On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock. Simultaneously the Company listed its common stock on The NASDAQ Global Market.

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel-and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. Except for its stainless steel wire products, the Company competes exclusively in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2006, 2007 and 2008, HTA products accounted for approximately 68%, 69% and 73% of the Company's net revenues (excluding stainless steel wire), respectively; and sales of the Company's CRA products accounted for approximately 32%, 31% and 27% of the Company's net revenues (excluding stainless steel wire), respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Patents and Trademarks

        The Company currently maintains a total of approximately 17 U.S. patents and approximately 150 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys, four of which are currently commercially available and two of which are being scaled-up to be brought to market. Of the alloys which are being commercialized, two alloys saw advancement in the process during fiscal 2008. First, HAYNES® 282® alloy, which management believes will have significant commercial potential for the Company in the long-term, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been approximately 60 customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers. In addition, commercialization of HASTELLOY® C-22HS® alloy also continued in fiscal 2008. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. It is important to note, however, that both of these alloys are in the early stages of commercialization and pounds sold to date are very low compared to the Company's other proprietary alloys; furthermore, pounds in the next three to five years are expected to remain at low levels. The Company believes that the alloys (particularly HAYNES 282 alloy) are significantly further along the commercialization curve when compared to historical trends for other proprietary alloys introduced by the

Company. In addition to HAYNES 282 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for both HASTELLOY® G-35® and HASTELLOY® HYBRID-BC1® alloy. HASTELLOY G-35 alloy, a CRA with potential applications in the chemical processing and oil and gas industries, has significant strength after age hardening. HASTELLOY HYBRID-BC1 alloy, a CRA with potential applications in the chemical processing and oil and gas industries, has resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. U.S. patent applications were filed in fiscal 2006 for the HAYNES® NS-163™ alloy and HAYNES® HR-224™ alloy. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2008, with test marketing expected to commence in early 2009. HAYNES HR-224 alloy is an HTA with superior resistance to oxidation.

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

         Aerospace.    The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Demand for the Company's products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance, replacement and overhaul. The Company views the maintenance, replacement and overhaul business as an area of continuing growth.

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

         Land-based Gas Turbines.    Demand for the Company's products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company's alloys in the land-based gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land-based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Further demand is generated in mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls. In addition, with a service center in China and sales centers in India and Singapore, the Company is well positioned to take advantage of the long-term growth potential in those areas in demand for power generation.

         Other Markets.    Other markets to which the Company sells its HTA products and CRA products include flue gas desulphurization (or FGD), oil and gas, waste incineration, industrial heat treating, automotive and instrumentation. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. With the completion of the Company's recent capital projects, the Company anticipates increasing its participation in the FGD market due to the increased production capacity and the improved cost structure which resulted from the completion of the capital projects. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products. As part of the Branford Wire Company Acquisition, the Company also began selling stainless steel wire, but the Company's strategy has been to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price available on high-performance alloy wire. The Company will continue to produce some amount of stainless steel wire, sold to higher-value markets, such as the medical wire market.

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 15 total locations in the U.S., Europe, Asia and India, 12 of which are service and sales centers. All of the Company's service and sales centers are operated either directly by the Company or though its wholly-

owned subsidiaries. Approximately 84% of the Company's net revenues in fiscal 2008 were generated by the Company's direct sales organization. The remaining 16% of the Company's fiscal 2008 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 85% of its total sales, although this number may increase as new service and/or sales centers are opened.

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

        The Company continues to focus on growth in foreign markets. In recent years, the Company opened a service and sales center in China, the first service and sales center operated by any manufacturer of nickel- and cobalt-based alloys in China, and sales centers in Singapore, India and Italy. For the long-term, management continues to view China as an expanding market opportunity for the Company, particularly in the event of continued strong gross domestic product growth. Sales from the Company's U.S. operations into China in fiscal 2000 were $0.3 million, growing to approximately $35.9 million in fiscal 2007 and $64.0 million in fiscal 2008. Part of this growth is attributable to the China service center which opened in fiscal 2005, as well as the acquisition and consulting agreements in fiscal 2008 with HW Limited (as described in "Significant Events of Fiscal 2008—HW Limited Acquisition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K). In addition, the Company continues to evaluate the possibility of opening a second service center in China, due in part to the continued long-term growth in the Chinese markets, although global economic conditions may delay this decision.

        While the Company is making concentrated efforts to expand foreign sales, the process of growing domestic business also continues. The majority of revenue and profits continue to be provided by sales to U.S. customers and the Company continues to pursue opportunities to expand this market. The Company's domestic expansion effort includes, but is not limited to, continued expansion of ancillary product forms (such as wire through the Branford Wire Company Acquisition), the continued development of new high-performance alloys, the utilization of external conversion resources to expand and improve the quality of mill-produced product, the addition of equipment in U.S. service and sales centers to improve the Company's ability to provide a product closer to the form required by the customer and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

        The following table sets forth the approximate percentage of the Company's fiscal 2008 net revenues generated through each of the Company's distribution channels.

	Domestic	Foreign	Total
Company mill direct/service and sales centers	46%	38%	84%
Independent distributors/sales agents	8%	8%	16%

Total	54%	46%	100%

        The Company's top twenty customers accounted for approximately 38%, 33% and 36% of the Company's net revenues in fiscal 2006, 2007 and 2008, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2006, 2007 or 2008.

        Net revenues and net income in fiscal 2006, 2007 and 2008 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 61%, 61% and 54% of the Company's net revenues in fiscal 2006, 2007 and 2008, respectively. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues and net income will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $169.3 million, $215.9 million, and $292.9 million for fiscal 2006, 2007 and 2008, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the consolidated financial statements included elsewhere in this Form 10-K.

Manufacturing Process

        High-performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower-performance alloys, such as stainless steel alloys. The alloying elements in high-performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high-performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower-performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures its high-performance alloys in various forms, including sheet, plate, billet/ingot, tubular, wire and other forms.

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

        Investments in plant and equipment will allow the Company to increase capacity, reduce unplanned equipment outages, produce higher quality products at reduced costs and improve working capital management. The Company spent $16.2 million in fiscal 2007 and $18.7 million in fiscal 2008 on plant and equipment upgrades. The significant investments over the last several years are a result of under-investment in prior years, as well as increases in customer demand. The principal benefits of these investments are increased capacity, improved machine reliability, improved product quality, increased processing efficiency and reduced maintenance costs. The improved reliability will help reduce the risk of unplanned outages similar to those that occurred in the fourth quarter of fiscal 2005. Depending upon economic conditions, the Company may make further equipment upgrades in fiscal 2009; however, capital projects in fiscal 2009 will be focused on improving and maintaining the equipment reliability and will not likely equal the amount spent in either fiscal 2007 or fiscal 2008. At this time, management does not anticipate prolonged planned equipment outages as a result of upgrades in fiscal 2009.

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

Consolidated Backlog at Fiscal Quarter End

	2005	2006	2007	2008
	(in millions)
1st quarter	$110.9	$203.5	$206.9	$247.8
2nd quarter	134.8	207.4	237.6	254.5
3rd quarter	159.2	200.8	258.9	252.6
4th quarter	188.4	206.9	236.3	229.2

Raw Materials

        In fiscal 2008, nickel, a major component of many of the Company's products, accounted for approximately 51% of raw material costs, or approximately 33% of total cost of sales. Each pound of high-performance alloy contain, on average, 45% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30 day period ended on the last day of the period presented, as reported by the London Metals Exchange for September 30, 2006, 2007 and 2008, was $13.67, $13.40 and $8.07, respectively. While the price of nickel was lower for fiscal 2008 than fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company's products such as molybdenum, cobalt and chromium.

        Since most of the Company's products are produced pursuant to specific orders, the Company purchases materials against known production schedules. The materials are purchased from several different suppliers through various arrangements including annual contracts and spot purchases, and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel fluctuates rapidly, there may be an unfavorable effect on the Company's gross profit margins. The Company periodically purchases material forward with certain suppliers.

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has seven fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2008, the technology, engineering and technological testing staff consisted of 28 persons, 10 of whom have engineering or science degrees, including 5 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and in the development of new applications for already existing alloys. The Company spent approximately $2.7 million, $3.1 million and $3.4 million for research and technical support activities for fiscal 2006, 2007 and 2008, respectively.

        During fiscal 2008, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, all relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as solid oxide fuel cells, biotechnology (including waste incineration of toxic properties and manufacturing of pharmaceuticals), chemical processing and power generation.

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

        Starting in the fourth quarter of fiscal 2007, the Company experienced increased competition from competitors who produce both stainless steel and high-performance alloys. Due to a continued slowness in the stainless steel market, management believes these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. As a result of this competition, the Company's ability to raise prices on certain products has been limited, and in some cases prices were lowered, in the six most recent fiscal quarters. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened.

Employees

        As of September 30, 2008, the Company employed approximately 1,138 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 537 in the aggregate) are covered by a collective bargaining agreement. In July 2007, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2010. Management believes that current relations with the union are satisfactory. None of the employees of the Company's Arcadia, Louisiana, Mountain Home, North Carolina, European or Asian operations are represented by a labor union.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with additional regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $2.0 million for fiscal 2008 and are expected to be approximately $2.0 million for fiscal 2009. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which has had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $0.59 million were made for pollution control improvements during fiscal 2008, with additional expenditures of approximately $2.7 million for similar improvements planned for fiscal 2009.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing.

        The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective action by the Company could be required. In addition, in August, 2008, employees discovered an abnormal pH in the sump pumps located in containment pits in the wastewater treatment facility. After testing, it was determined that there was a leak in the pipeline from the cleaning house to the wastewater treatment facility. NCDENR was notified within 24 hours of the verification of the leak. To date, the state has not responded to this disclosure.

        Historical nitric acid spills were discovered at the Arcadia, Louisiana location in fiscal 2008. Analytical results were received in March, 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality ("LDEQ") in May. Remediation of the spill, including the purchase of new equipment, was substantially complete in fiscal 2008. A preliminary assessment of the LDEQ authorized the Company's proposed remedial actions. In August, 2008, LDEQ submitted a second round of inquiries after an existing sump pump was removed. The Company is in the process or responding to LDEQ's inquiries.

        The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company can not assure you that the costs of any future corrective action at these or any other current former sites would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company's capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

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

Executive Officers

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2008. Please see "Significant Events of Fiscal 2008—CEO Transition" in Item 7 Management's Discussion and Analysis contained elsewhere in this Form 10-K. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Francis J. Petro	68	President and Chief Executive Officer; Director
August A. Cijan	53	Vice President—Facilities Planning
Michael Douglas	56	Vice President—Tubular Products
Anastacia S. Kilian	34	Vice President—General Counsel & Corporate Secretary
James A. Laird	57	Vice President—Marketing, Research & Development
Marlin C. Losch	48	Vice President—North America Sales
Marcel Martin	58	Vice President—Finance, Treasurer, Chief Financial Officer
Daniel W. Maudlin	42	Controller and Chief Accounting Officer
Jean C. Neel	49	Vice President—Corporate Affairs
Scott R. Pinkham	41	Vice President—Manufacturing
Cris R. Ostrand	44	Vice President—International Sales
Gregory M. Spalding	52	Vice President—Haynes Wire & Chief Operating Officer
Jeffrey L. Young	51	Vice President & Chief Information Officer

        Mr. Petro was elected President and Chief Executive Officer and a director of the Company in January 1999. From 1995 to the time he joined the Company, Mr. Petro was President and Chief Executive Officer of Inco Alloys International, a company owned by The International Nickel Company of Canada. Mr. Petro retired from his executive positions with the Company, effective September 30, 2008, although he remained as a director.

        Mr. Cijan has served as Vice President—Facilities Planning of the Company since March 2008. Prior to this, Mr. Cijan served as Vice President of Operations since April 1996 and prior to that also served as Manufacturing Manager since joining the Company in 1993.

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

        Mr. Pinkham has served as Vice President—Manufacturing since March 2008. Prior to that he served as Vice President—Manufacturing Planning, after having served in various manufacturing and production capacities since joining the Company in August 1999.

        Mr. Ostrand has served as Vice President—International Sales since September 1, 2007, after serving as Regional Manager, Midwest Region, since joining the Company in March 2006. Prior to joining the Company, Mr. Ostrand was Vice President of Sales for Triumph Components, a division of Triumph Group, Inc. from 1996 to 2004, and as the Program Manager for Timken Alcor Aerospace Technologies from 2004 to 2006.

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

        Worldwide economic conditions have recently deteriorated significantly and may remain depressed, or could worsen, in the foreseeable future. These conditions may have a material adverse effect on demand for our customers' products and, in turn, on demand for our products. If these conditions persist or worsen, our results of operations and financial condition could be materially adversely affected.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2008, represented approximately 64% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings.

We are subject to risks associated with global economic and political uncertainties

        Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict. The continuing credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely impact overall demand for our products, which could have a negative effect on our revenues.

        In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in governmental policies (particularly those that would limit or reduce defense spending) could have an adverse effect on our financial condition and may reduce our customers' demand for our products and/or depress pricing of those products used in the defense industry or which have other military applications, resulting in a material adverse impact on our business, prospects, results of operations, revenues and cash flows. Furthermore, any actual armed hostilities, and any future terrorist attacks in the U.S. or abroad, could also have an adverse impact on the U.S. economy, global financial markets and our business. The effects may include, among other things, a decrease in demand in the aerospace industry due to reduced air travel, as well as reduced demand in the other industries we serve. Depending upon the severity, scope and duration of these effects, the impact on our financial position, results of operations, and cash flows could be material.

Risks Associated with the Commercial Aerospace Industry

        A significant portion of the sales of our high-performance alloys represent products sold to customers in the commercial aerospace industry. The aerospace industry has historically been cyclical due to factors both external and internal to the airline industry. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation are influenced by these factors and therefore are difficult to predict with certainty. Demand for our products in this segment is subject to these cyclical trends. A downturn in the commercial aerospace industry would adversely affect the prices at which we are able to sell these and other products, and our results of operations, business and financial condition could be materially adversely affected.

        Changes in the economic environment and the financial condition of airlines can also result in rescheduling or cancellation of orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indication of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. For example, the Boeing Company experienced a labor strike (which was resolved in October 2008) that has prevented it from building new aircraft, and has experienced delays in the introduction of its new 787 aircraft. These events have created uncertainty in the aerospace supply chain generally and, if they persist for a significant length of time, could have a material adverse effect on our results of operations.

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

Although capital upgrades will allow us to produce more than 23.5 million pounds of high-performance alloys annually, our ability to increase net revenues and profitability depends upon our success in effectively utilizing this new capacity.

        We have announced that our capital upgrade program will allow us to increase sheet production capacity from 9 million pounds annually to 14 million pounds annually, increasing total high-performance alloy production capacity to more than 23.5 million pounds. Our ability to utilize this capacity depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize the increased capacity may negatively impact our ability to increase net revenues, profitability and net income.

During periods of lower demand in other alloy markets, some of our competitors may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

        In addition to high-performance alloys, our primary competitors also produce and sell a broad range of other alloys, including stainless steel and titanium, while we produce primarily high-performance alloys. There are significant elements of fixed costs in the operating structure of these competitors, which can only be absorbed by keeping production levels high. For that reason, if our competitors are unable to fill their production capacity with their core alloys such as stainless steel and titanium, they are likely to increase their production of high-performance alloys. These higher production levels will lead to increased competition, such as we are experiencing now, in the high-performance alloy market, creating downward pricing pressures as a result of increased product in the market and more aggressive lead times and could have a material adverse effect on our net revenues and results of operations.

Rapid increases in the price of nickel may materially adversely affect our operating results.

        To the extent that the price of nickel or other raw materials rises rapidly, there may be a negative effect on our gross profit margins. In fiscal 2008, nickel, a major component of many of our products, accounted for approximately 51% of our raw material costs, or approximately 33% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of materials, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations would be materially adversely affected.

Increases in energy costs and raw material costs may have a negative impact on our performance and financial condition.

        Since fiscal 2003 and through fiscal 2008, our aggregate raw material and energy costs have consistently risen. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture our products, all have experienced significant fluctuations in price. Continued growth in China has contributed to increased demand for many of the raw materials used in our manufacturing processes, which has led to increased prices for these raw materials. The Company uses natural gas in the manufacturing process to reheat material for purposes of annealing and forming. Continuing increases in raw material and energy costs could have a material adverse effect on our cash flows or results of operation.

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

        We are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the environment, the storage, handling, use, treatment and disposal of hazardous substances and wastes and the health and safety of our employees. Under these laws and regulations, we may be held liable for all costs arising out of any release of hazardous substances on, under or from any of our current or former properties or any off-site location to which we sent or arranged to be sent wastes for disposal or treatment, and such costs may be material. We could also be held liable for any and all consequences arising out of human exposure to such substances or other hazardous substances that may be attributable to our products or other environmental damage. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permits can also result in the imposition of substantial penalties, permit revocations and/or facility shutdowns.

        We have received permits from the environmental regulatory authorities in Indiana and North Carolina to close and to provide post-closure monitoring and care for certain areas of our Kokomo and Mountain Home facilities that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. We are required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, we are aware of elevated levels of certain contaminants in the groundwater and additional corrective action could be required. Additionally, it is possible that we could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at our facilities. We are unable to estimate the costs of any further corrective action at either site, if required. Accordingly, we cannot assure you that the costs of future corrective action at these or any other current or former sites will not have a material adverse effect on our financial condition, results of operations or liquidity.

        We may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Our operations generate hazardous substances, many of which we accumulate at our facilities for subsequent transportation and disposal off-site or recycling by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to liability under CERCLA and state counterparts. In addition, we may have generated hazardous substances disposed of at sites which are subject to CERCLA or equivalent state law remedial action. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties regardless of fault. We cannot assure you that we will not be named as a potentially responsible party at sites in the future or that the costs associated with current or future additional sites would not have a material adverse effect on our financial condition, results of operations or liquidity.

        Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. While we have budgeted for future capital and operating expenditures to comply with environmental laws, we cannot assure you that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, results of operations or financial condition. See "Business—Environmental Matters."

We could be required to make additional contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

        Our estimates of liabilities and expenses for pension benefits incorporates significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, retirement age and mortality). Our results of operations, liquidity, or stockholders' equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or a reduction in the market value of plan assets.

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

        We anticipate we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, regulators or other government agencies will continue to accept our products, services and business practices. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the different trade regulations, including the Foreign Corrupt Practices Act, or FCPA, and other laws. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

  •
  our ability to obtain, and the costs associated with obtaining, U.S. export licenses and other required export or import licenses or approvals;

  •
  changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

  •
  burdens of complying with the FCPA and a wide variety of foreign laws and regulations;

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

        All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 537 in the aggregate as of September 30, 2008) are covered by a collective bargaining agreement. In fiscal 2007, the collective bargaining agreement was extended until June 2010. Even though a collective bargaining agreement is in place, it is still possible that union or labor disputes could disrupt our manufacturing process. We intend to renegotiate the collective bargaining agreement in fiscal 2010 prior to the expiration of the agreement currently in place. Management believes that current relations with the union are satisfactory. We cannot assure you, however, that the renegotiation of the collective bargaining agreement in 2010 will not lead to a labor stoppage and negative effect on earnings.

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

        We do not anticipate paying any dividends to our stockholders in the near term. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, projected liquidity, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. You also may not realize a return on your investment upon selling your shares of our common stock.

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

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation. For more information see "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and Note 7 to the consolidated financial statements included elsewhere in this Form 10-K.

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

        The Openshaw plant, located near Manchester, England, consists of approximately 7 acres of land and over 200,000 square feet of buildings on a single site. The Company closed the manufacturing portion of the Openshaw plant in fiscal 2004 and is sourcing the required bar product for customers from external vendors. This closure did not have a material effect on the overall revenue of the U.K. operation or overall operations or financial position. In April 2005, the Company sold 8 acres of the Openshaw site for a profit of $2.1 million, but retained ownership of the buildings. It is anticipated that Haynes will continue to own and operate the balance of the land, totaling 7 acres, and the buildings.

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

         Sales Centers.    The Company leases sales centers in the following locations:

  •
  Singapore—sells all product forms;

  •
  Milan, Italy—sells all product forms;

  •
  Chennai, India—sells all product forms; and

  •
  Shanghai, China—sells all product forms.

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

        The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the confirmation order issued in connection with the Company's emergence from Chapter 11 reorganization. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, it cannot assure you that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2008.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ since the Company's listing on March 23, 2007.

Fiscal quarter ended:	High	Low
September 30, 2008	$60.44	$43.00
June 30, 2008	$68.33	$54.38
March 31, 2008	$67.37	$43.78
December 31, 2007	$88.77	$66.60
September 30, 2007	$100.10	$66.47
June 30, 2007	$92.23	$69.74
March 31, 2007 (from March 23)	$74.40	$70.51

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

        The range of the Company's common stock price on NASDAQ from October 1, 2007 to September 30, 2008 was $43.00 to $88.87. The closing price of the common stock was $46.83 on September 30, 2008.

        As of October 31, 2008, there were approximately 11 record holders of the Company's common stock.

        Since fiscal 2004, the Company has not declared cash dividends on shares of its common stock. The Company does not have any current plans to pay cash dividends or make any other distributions on shares of the Company's common stock in the near term. Instead, the Company intends to retain any earnings for use in the operation and expansion of its business.

        The Company did not sell any unregistered securities or repurchase any of its equity securities during fiscal 2008.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2008 regarding shares of the Company's common stock issuable pursuant to its stock option plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	448,377	(2)	$43.24	267,000	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Each stock option is exercisable for one share of common stock.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap Index, and Peer Group for each of the last four fiscal years ended September 30, 2008. The cumulative total return assumes an investment of $100 on September 30, 2004 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc. and Carpenter Technologies Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

*
For fiscal 2004, 2005, 2006 and up to March 23, 2007, the Company's stock was traded on the "Pink Sheets." As of March 27, 2007, the Company listed its common stock on The NASDAQ Global Market.

	2004	2005	2006	2007	2008
Haynes International, Inc.	100.00	227.27	354.54	776.09	425.73
Russell 2000	100.00	116.56	126.64	140.58	123.01
S&P MidCap 400	100.00	120.76	127.15	149.20	126.98
Peer Group	100.00	174.76	341.76	527.51	249.67

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

        Set forth below are selected financial data of predecessor Haynes International, Inc. and successor Haynes International, Inc. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical consolidated financial data as of and for the years ended September 30, 2008, 2007, 2006 and 2005 and for the period September 1, 2004 through September 30, 2004 are derived from the consolidated financial statements of successor Haynes International, Inc. The selected historical consolidated financial data for the period October 1, 2003 through August 31, 2004, are derived from the consolidated financial statements of predecessor Haynes International, Inc.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Predecessor	Successor
	Eleven Months Ended August 31, 2004	One Month Ended September 30, 2004(1)	Year Ended September 30, 2005(1)	Year Ended September 30, 2006(1)		Year Ended September 30, 2007(1)		Year Ended September 30, 2008(1)
Statement of Operations Data:
Net revenues	$209,103	$24,391	$324,989	$434,405		$559,836		$637,006
Cost of sales	171,652	26,136 (2)	288,669 (2)	325,573	(2)	408,752	(2)	492,349	(2)
Selling, general and administrative expense	24,038	2,658	32,963	40,296		39,441		42,277
Research and technical expense	2,286	226	2,621	2,659		3,116		3,441
Restructuring and other charges(4)	4,027	429	628	—		—		—
Operating income (loss)	7,100	(5,058)	108	65,877		108,527		98,939
Interest expense, net	13,929	348	6,353	8,024		3,939		1,025
Reorganization items(5)	(177,653)	—	—	—		—		—
Net income (loss)	170,734	(3,646)	(4,134)	35,540		66,120		62,778
Net income (loss) per share:
Basic	$1,707,340	$(0.36)	$(0.41)	$3.55		$6.07		$5.27
Diluted	$1,707,340	$(0.36)	$(0.41)	$3.46		$5.89		$5.22
Weighted average shares outstanding:
Basic	100	10,000,000	10,000,000	10,000,000		10,896,067		11,903,289
Diluted	100	10,000,000	10,000,000	10,270,642		11,230,101		12,026,440
		Successor
		September 30,
		2004(1)	2005(1)	2006(1)		2007(1)		2008(1)
Balance Sheet Data(2):
Working capital		$61,826	$59,494	$101,864		$299,312		$330,357
Property, plant and equipment, net		80,035	85,125	88,921		97,860		107,302
Total assets		360,758	387,122	445,860		586,969		617,567
Total debt		85,993	106,383	120,043		38,733		14,909
Long-term portion of debt		2,462	414	3,097		3,074		1,582
Accrued pension and postretirement benefits		120,019	122,976	126,488	(3)	123,587	(3)	115,359	(3)
Stockholders' equity		115,576	111,869	151,548		316,377	(6)	379,543
		2004	2005	2006		2007		2008
Consolidated Backlog at Fiscal Quarter End(7):
1st quarter		$54.7	$110.9	$203.5		$206.9		$247.8
2nd quarter		69.6	134.8	207.4		237.6		254.5
3rd quarter		82.6	159.2	200.8		258.9		252.6
4th quarter		93.5	188.4	206.9		236.3		229.2
		Year Ended September 30,
		2004	2005	2006		2007		2008
Average nickel price per pound(8)		$6.02	$6.45	$13.67		$13.40		$8.07

(1)
As of August 31, 2004, the effective date of the plan of reorganization, the Company adopted fresh start reporting for its consolidated financial statements. Because of the emergence from bankruptcy and adoption of fresh start reporting, the historical financial information for periods after August 31, 2004 is not comparable to periods before September 1, 2004.

(2)
As part of fresh start reporting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005, 2006, 2007 and 2008 include non-cash charges of $5,083, $25,414, $0, $0 and $0, respectively, for this fair value adjustment. Also, as part of fresh start reporting, machinery and equipment, buildings, and patents were increased by $49,436 to reflect fair value at August 31, 2004. Commencing in 2004 these costs are being recognized in cost of sales over periods ranging from 2 to 14 years. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005, 2006, 2007 and 2008 include $403, $4,788, $4,802, $3,815 and $3,780, respectively, for this fair value adjustment.

(3)
During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company's liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated postretirement benefit liability due to this plan amendment by $46,300, that will be amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, the Company recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

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

(6)
On March 23, 2007, the Company completed an equity offering which resulted in the issuance of 1,200,000 shares of its common stock. In addition, 450,000 stock options were exercised as a part of the offering. The net proceeds of the equity offering were $72,753 and the payment of the exercise price for the stock options resulted in an additional $6,083 in proceeds to the Company.

(7)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

(8)
The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the Company's backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the Company's business conducted at our service and sales centers on a spot of "just-in-time" basis.

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

	Quarter Ended				Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Backlog(1)
Dollars (in thousands)	$206,859	$237,589	$258,867	$236,256	$247,775	$254,470	$252,598	$229,196
Pounds (in thousands)	7,575	8,454	8,551	7,397	8,274	8,706	8,335	7,575
Average selling price per pound	$27.31	$28.10	$30.27	$31.94	$29.95	$29.23	$30.30	$30.26
Average nickel price per pound
London Metals Exchange(2)	$15.68	$21.01	$18.92	$13.40	$12.11	$14.16	$10.23	$8.07

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

	Quarter Ended					Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007		December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net revenues (in thousands)
Aerospace	$43,827	$48,232	$55,317	$63,796		$59,442	$63,472	$62,857	$61,501
Chemical processing	38,778	37,701	31,495	39,986		40,805	37,404	49,165	38,718
Land-based gas turbines	20,076	27,993	26,812	28,120		25,505	33,506	31,004	34,102
Other markets	15,671	20,352	24,598	25,638		18,887	26,085	18,811	22,809

Total product revenue	118,352	134,278	138,222	157,540		144,639	160,467	161,837	157,130
Other revenue	2,111	3,058	2,865	3,410		1,438	3,304	4,503	3,688

Net revenues	$120,463	$137,336	$141,087	$160,950		$146,077	$163,771	$166,340	$160,818

Shipments by markets (in thousands of pounds)
Aerospace	1,780	1,701	1,973	2,206		2,154	2,190	2,319	2,188
Chemical processing	1,479	1,322	1,082	1,238		1,312	1,287	1,649	1,140
Land-based gas turbines	1,144	1,382	1,256	1,311		1,060	1,742	1,519	1,641
Other markets	1,053	1,320	1,538	923	(1)	681	861	732	800

Total shipments	5,456	5,725	5,849	5,678		5,207	6,080	6,219	5,769

Average selling price per pound
Aerospace	$24.62	$28.36	$28.04	$28.92		$27.60	$28.98	$27.11	$28.11
Chemical processing	26.22	28.52	29.11	32.30		31.10	29.06	29.82	33.96
Land-based gas turbines	17.55	20.26	21.35	21.45		24.06	19.23	20.41	20.78
Other markets	14.88	15.42	15.99	27.78		27.73	30.30	25.70	28.51
Total product (excluding other revenue)	21.89	23.45	23.63	27.75		27.78	26.39	26.03	27.24
Total average selling price (including other revenue)	22.08	23.99	24.12	28.35		28.05	26.94	26.75	27.88

(1)
The decrease in pounds in Other Markets relates primarily to the reduction in stainless steel wire pounds which decreased by 615 pounds in the quarter ended September 30, 2007 versus the quarter ended June 30, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Please refer to page 1 of this Form 10-K for a cautionary statement regarding forward-looking information.

Overview of Business

        The global alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Except for its stainless-steel wire products, the Company competes exclusively in the high-performance alloy sector, which includes high-temperature resistant alloys, or HTA, and corrosion resistant alloys, or CRA. HTA and CRA products accounted for 69% and 31%, respectively, of the Company's net revenues in fiscal 2007, and 73% and 27%, respectively, of the Company's net revenues in fiscal 2008 (in each case excluding stainless steel wire). Based on available industry data, the Company believes that it is one of four principal producers of high-performance alloys in flat product form, which includes sheet, coil and plate forms. Flat products accounted for 71% of shipment pounds and 68% of net revenues in fiscal 2007, and 63% of shipment pounds and 63% of net revenues in fiscal 2008. The Company also produces its alloys as seamless and welded tubulars, and in bar, billet and wire forms. On a historical basis, flat products have accounted for a majority of the Company's net revenues, and are anticipated to continue to do so on a prospective basis.

        The Company's direct sales organization, which consists of 12 Company-operated service and/or sales centers in the U.S., Europe, Asia and India, generated approximately 82%, 85% and 84% of the Company's net revenues in fiscal 2006, fiscal 2007 and fiscal 2008, respectively. The remaining 18%, 15% and 16% of the Company's net revenues in fiscal 2006, fiscal 2007 and fiscal 2008, respectively, were generated by a network of independent distributors and sales agents who supplement the Company's direct sales efforts in all markets. Going forward, the Company expects its direct sales force to continue to generate approximately 85% of it's of total sales, although this number may increase as new service and sales centers are opened.

        Net revenues and net income in fiscal 2007 and fiscal 2008 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 61% of net revenues in fiscal 2007 and 54% in fiscal 2008. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. Although the Company expects international sales to increase as it pursues its business strategy, for the foreseeable future, net revenues and net income will continue to be highly dependent on domestic sales and manufacturing facilities in the U.S.

        Sales to customers outside the U.S. represented approximately 39% of the Company's net revenues in fiscal 2007 and 46% in fiscal 2008. It is anticipated that sales to customers outside of the U.S. will continue to grow with the addition of foreign service and sales centers. Although no data is available, management believes a portion of the material that is sold to U.S. distributors and fabricators is resold and shipped overseas.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. The cost of raw materials is the primary variable cost in the manufacture of high-performance alloys and represents approximately 64% in fiscal 2008 of the Company's total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element within a certain relevant range of production.

        Lead times from order to shipment can be a competitive factor, as well as an indication of the strength of the demand for high-performance alloys. The Company's current average lead times from order to shipment for mill-produced products, depending on product form, can be as short as 4 weeks and as long as 30 weeks. An order from a service and sales center can be filled in less than one week, depending upon the availability of materials in stock.

Significant Events of Fiscal 2008

  CEO Transition

        The Company announced on April 4, 2008 that Francis Petro had informed the Board of his intention to retire as the Company's President and Chief Executive Officer at the end of his existing employment agreement on September 30, 2008 and to continue to serve as a member of the Board of Directors.

        On September 9, 2008, the Company announced that Mark Comerford was appointed as the new President and Chief Executive Officer of the Company reporting directly to the Board of Directors. Mr. Comerford assumed his new position effective upon Mr. Petro's retirement from the Company.

        Before joining the Company, Mr. Comerford was President of Alloy Products, the largest business unit within Brush Wellman Inc. Since 1998, Mr. Comerford served in various positions for Brush Wellman Inc. both in the U.S. and Southeast Asia. In addition to his considerable experience at Brush Wellman Inc., Mr. Comerford also held positions at Carpenter Technology and American Brass in various metallurgical engineering, international and commercial management positions.

  Gross Profit Margin

        Beginning at the end of the second quarter of fiscal 2007 and continuing through the fourth quarter of fiscal 2007, the Company experienced a trend of increasing revenues and average selling price per pound, while gross profit as a percentage of net revenues declined. During the first quarter of fiscal 2008, net revenue and average selling price per pound began to decline along with further erosion in gross profit as a percentage of net revenues. Compared to the first quarter of fiscal 2008, net revenue increased in the second quarter, but average selling price per pound and gross profit as a percentage of net revenue continued to decline. The decline in gross profit as a percentage of net revenue from the first quarter to the second quarter of fiscal 2008 should be analyzed in light of the fact that the first quarter of fiscal 2008 included a one-time benefit of $3.7 million related to a pension curtailment gain. Adjusting for this gain, the gross profit as a percentage of net revenue improved in the second quarter when compared to the first quarter. Although gross profit as a percentage of revenue in the third quarter of fiscal 2008 was lower than the same period in fiscal 2007, it showed improvement over the first and second quarter of fiscal 2008.

        Gross profit as a percentage of revenue in the fourth quarter of fiscal 2008 was 21.4%, which is lower than in same period of fiscal 2007 and also lower than the previous quarter of fiscal 2008. It was anticipated that gross profit as a percentage of revenue for the fourth quarter of fiscal 2008 would be approximately 24.4%, which would have been a slight improvement over the third quarter of fiscal 2008 and slightly below 25.0% from the fourth quarter of fiscal 2007. One cause of the shortfall from forecast was reduced production volume of sheet product through the finishing operation as a result of issues associated with new annealing lines, including mechanical commissioning and the preparation of new standard operating procedures. It is anticipated that this process will be completed in the first quarter of fiscal 2009.

        In addition to these operational challenges, pricing competition continued to increase in the fourth quarter of fiscal 2008. Starting in the third quarter of fiscal 2007, the Company experienced increasing competition from competitors who produce both stainless steel and high-performance alloys. Due to continued slowness in the stainless steel market, management believes these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. As a result of this competition, the Company's ability to raise prices on certain products has been limited, and in some cases prices were lowered, in the six most recent fiscal quarters. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened.

        This competition should soften as the stainless market improves. However, based on the current economic environment there is significant uncertainty as to when that may occur and the possibility exists that the stainless market may continue to deteriorate. Management believes, however, that the Company continues to improve its ability to respond to the competition as a result of an increased emphasis on service centers, value-added services and an improving cost structure which has resulted from the capital expenditure program. It is anticipated that, with the completion of the upgrade to the second annealing line and improved processing capabilities, the Company's delivery-times and reliability will continue to improve.

  HW Limited Acquisition

        On June 2, 2008 the Company announced the expansion of its relationship with HW Limited and its affiliated companies in Hong Kong and China for sales of Haynes' products throughout Asia. Under the acquisition agreement (and the related consulting agreement), which became effective on June 1, Haynes' sales and marketing presence in Asia has been greatly expanded. The sales force of HW Limited's Chinese affiliate was integrated into the Haynes operations in China expanding Haynes' direct sales organization by eight people, which Haynes believes will lead to a more effective organization. In addition to overseeing this expanded organization, HW Limited's principal, Helen Wang, will promote Haynes' products and services to customers in select markets in Asia, including China, Taiwan, South Korea, Singapore, Thailand, Laos, Malaysia, Vietnam, Indonesia, Cambodia, Philippines, Australia, and New Zealand. This consulting arrangement is one component of the Company's continued campaign to grow its market presence in China and the rest of Asia. The asset acquisition and related agreements increased fixed assets $0.015 million, increased non-compete agreement by $0.5 million and increased goodwill by $2.5 million.

  Capital Spending

        Beginning in fiscal 2006, the Company began making significant investments in order to improve reliability and increase capacity in its sheet finishing operations. Upgrades to its cold rolling mill and one of two annealing lines were completed in fiscal 2007. Equipment upgrades to the second annealing line were completed in the third quarter of fiscal 2008, with commissioning starting in the fourth quarter. Due to the complexity of the commissioning process and development of new standard operating procedures, the commission process progressed at a slower pace than expected, and is anticipated to be complete in the first quarter of fiscal 2009. These upgrades to the sheet finishing operations have increased the production capacity for high-performance alloys in sheet form from 9.0 million pounds per year to 14.0 million pounds per year. The Company's objective is to produce and sell at least 23.5 million pounds of high-performance alloys by no later than fiscal 2010. However, based on the current economic environment achieving that goal is uncertain. Management is in the process of evaluating the positive impact of the upgrades to sheet finishing capacity and other capital upgrades since fiscal 2005 on total high-performance alloy capacity across all product forms. Management believes that the upgrades will allow the Company to produce high-performance alloy volumes in excess of the original estimate of 23.5 million pounds which fits well with the long-term growth potential of the Company's markets. In addition, management believes that the completion of these upgrades has had a positive impact on gross profit as a percentage of net revenue due to improved operating efficiency, reduced operating cost, improved quality and expanded product capability.

  U.S. Pension Plan Change

        During the last two fiscal years, the Company has taken action to reduce the funding requirements of its Defined Benefit Pension Plans. New salaried employees hired after December 31, 2005 and new hourly employees hired after June 30, 2007 are not eligible to participate in the Defined Benefit Pension Plans. Also, on October 2, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit was increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant's salary deferrals, up to 6% of compensation. The Company estimates the redesign of the pension plan, including previous actions to close the plan to new non-union and union employees and the adjustment of the multiplier for non-union and union plan participants will reduce funding requirements by $23.0 million over the next six years. The offsetting estimated incremental cost of the enhanced 401K match is $2.3 million over the same six year period. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, the Company recognized a reduction of the projected benefit obligation of $8.2 million, an increase to other comprehensive income (before tax) of $4.5 million and a curtailment gain (before tax) of $3.7 million. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

Overview of Markets

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	2004(1)		2005			2006			2007			2008
	Amount	% of Total	Amount		% of Total	Amount		% of Total	Amount		% of Total	Amount		% of Total
Net Revenues (dollars in millions)
Aerospace	$98.1	42.0%	$126.1		38.8%	$165.8		38.2%	$211.2		37.7%	$247.3		38.8%
Chemical processing	61.4	26.3	76.2		23.5	129.4		29.8	148.0		26.4	166.1		26.1
Land-based gas turbines	41.1	17.6	67.1		20.6	77.9		17.9	103.0		18.4	124.1		19.5
Other markets	31.1	13.3	53.2		16.4	56.4		13.0	86.3		15.4	86.6		13.6

Total product	231.7	99.2	322.6		99.3	429.5		98.9	548.5		97.9	624.1		98.0
Other revenue(2)	1.8	0.8	2.4		0.7	4.9		1.1	11.3		2.1	12.9		2.0

Net revenues	$233.5	100.0%	$325.0		100.0%	$434.4		100.0%	$559.8		100.0%	$637.0		100.0%

U.S.	$143.6	61.5%	$196.5		60.5%	$265.1		61.0%	$343.9		61.4%	$344.1		54.0%
Foreign	$89.9	38.5%	$128.5		39.5%	$169.3		39.0%	$215.9		38.6%	$292.9		46.0%
Shipments by Market (millions of pounds)
Aerospace	5.5	36.7%	6.1		29.2%	7.1		32.9%	7.7		33.9%	8.9		38.2%
Chemical processing	4.2	28.0	3.8		18.2	5.0		23.1	5.1		22.5	5.4		23.2
Land-based gas turbines	3.5	23.3	4.7		22.5	4.8		22.2	5.1		22.5	6.0		25.8
Other markets	1.8	12.0	6.3		30.1	4.7		21.8	4.8		21.1	3.0		12.8

Total Shipments	15.0	100.0%	20.9		100.0%	21.6		100.0%	22.7		100.0%	23.3		100.0%

Average Selling Price Per Pound
Aerospace	$17.84		$20.63			$23.28			$27.57			$27.94
Chemical processing	14.62		19.84			25.97			28.89			30.83
Land-based gas turbines	11.74		14.25			16.27			20.22			20.82
Other markets	17.28		8.50	(3)		11.87	(3)		17.84	(3)		28.17	(3)
Total product(4)	15.45		15.42			19.84			24.15			26.81
Total average selling price	15.57		15.53			20.07			24.65			27.37

(1)
On March 29, 2004, Haynes and its U.S. subsidiaries and U.S. affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Haynes emerged from bankruptcy on August 31, 2004 pursuant to a plan of reorganization. The Company's historical results from October 1, 2003 through August 31, 2004 (the "predecessor company") are being presented along with the Company's financial results from September 1, 2004 through September 30, 2008 (the "successor company"). As of August 31, 2004, the effective date of the plan of reorganization, the successor company began operating under a new capital structure and adopted fresh start reporting for its financial statements. Because of the Company's emergence from bankruptcy and adoption of fresh start reporting, the predecessor company's historical financial information for periods prior to August 31, 2004 is not comparable to the successor company's financial information for periods after August 31, 2004. The 2004 information was derived from combining the net revenue from Haynes-predecessor for the eleven months ended August 31, 2004 with net revenues from Haynes-successor for the one month ended September 30, 2004. Fresh start adjustments had no impact on net revenues.

(2)
Other revenue consists of toll conversion, royalty income, scrap sales and in fiscal 2007 and 2008 revenue recognized from the TIMET agreement.

(3)
During fiscal 2005, 2006, 2007 and 2008, the "Other Markets" category includes $15.8 million, $15.1 million, $7.3 million and $2.6 million in revenue, respectively, and 4.8 million pounds, 3.2 million pounds, 2.2 million pounds and 0.5 million pounds, respectively, of stainless steel wire as a result of the Branford Acquisition in November 2004.

(4)
Total product price per pound excludes "Other Revenue".

        Demand in the Company's markets remained strong in fiscal 2008, with solid results in net revenues, volume and pricing in fiscal 2008 as compared to fiscal 2007, in spite of increased levels of competition. Management believes that year-to-year improvement in net revenues was driven by several strategies intended to optimize returns and strengthen financial results. For example, with demand solid and the Company's capacity limited as a result of the Company's capital upgrade program, the Company focused on selling the highest volumes into the applications and markets that provided the highest average selling price. In fiscal 2008 this strategy was particularly effective in the chemical processing and flue-gas desulphurization industries. In addition, the Company continued to diversify its market base, expanding the industries served in the "Other Markets" category and also continuing to diversify geographically, focusing on its presence in China and the rest of Asia. This strategy resulted in the increase in export sales from 39% of total sales in fiscal 2007 to 46% of total sales in fiscal 2008.

        Although revenue and volumes from quarter-to-quarter through both fiscal 2007 and 2008 tended to show strength, the backlog in the latter portion of fiscal 2008 began to exhibit signs of the weakening economic environment in specific market categories. The backlog at the end of fiscal 2008 declined from the third quarter by approximately 9% in both revenue dollars and pounds, while the average selling price remained essentially flat. Revenue dollars and volumes in the backlog were essentially flat between September 30, 2007 and September 30, 2008, while the average selling price declined approximately 5%, in part as a result of a 40% decline in the cost of nickel between periods. Revenue dollars and volume in the backlog at October 31, 2008 declined by 4% from September 30, 2008, while average selling price remained essentially flat.

        Aerospace demand was robust in fiscal 2008, as illustrated by the Company's high level of sales in this market. Haynes is well positioned to continue meeting current levels of demand and the anticipated increased level of demand in the latter part of fiscal 2009 or early fiscal 2010. Internal projects supporting this growth include the completion of upgrades to the Company's cold rolling mill in fiscal 2007 and both annealing lines in fiscal 2008 (which increased flat product finishing capacity by five million pounds), the installation of a new pilger mill at the Arcadia facility, also in fiscal 2008 (which increased capacity of seamless tubing), and continued expansion of the value-added operations in the Company's service centers. Although the order book for both Boeing and Airbus continues to be substantial, the push-out of delivery schedules for the Dreamliner 787 and A380 are having an unfavorable effect on order entry and backlog. Although it is uncertain what the effect will be over the next six to twelve months, it is clear that aerospace revenues and pounds shipped will be lower in fiscal 2009 as compared to fiscal 2008. The aerospace backlog dollars declined by approximately 10% from the end of the third quarter of fiscal 2008 to the end of the fourth quarter of fiscal 2008. The aerospace backlog dollars through the end of October declined another 3% from the end of September, 2008. Even though the commercial OEM portion of the business is likely to slow though at least the first and second quarters of fiscal 2009, management believes the MRO portion is likely to be less as affected because of the required maintenance schedules for engines currently in use.

        Pounds shipped in the land-based gas turbine market in fiscal 2008 increased significantly from the previous year. Management believes, subject to global economic conditions, long-term demand in the land-based gas turbine market will continue to be solid, due to higher activity in power generation, oil and gas production, and alternative power systems application. In addition, land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, flexibility in use of alternative fuels and fewer SO2 emissions than the traditional fossil fuel-fired facilities. However, based on the current economic environment, it is anticipated that volumes for fiscal 2009 will be lower then fiscal 2008 although it is uncertain by how much. The Company's backlog for the land-based gas turbine market declined by 7% from the end of the third quarter to the end of the fourth quarter of fiscal 2008 and declined another 5% from September to October 2008. A portion of this decline is associated with the project business which historically does not recur evenly through the year.

        Sales to the chemical processing industry increased year over year, however, pounds shipped in the fourth quarter of fiscal 2008 were lower than the comparable quarter of the prior year and substantially lower than the third quarter of fiscal 2008. This is reflective of the sporadic project business, and the global economic downturn. Although there is some cyclicality as a result of project business expected in this market from quarter to quarter, historically the chemical processing industry slows as a result of an overall economic slowdown as has been seen in recent quarters. Management believes the reduced backlog is the result of a temporary dip in project business, but also a longer-term trend resulting from the economic environment. Backlog dollars declined by 23% from the end of the third fiscal quarter of 2008 to the end of the fourth fiscal quarter of 2008. During the month of October, 2008, the backlog for the chemical processing industry declined by an additional 1%.

        The Company also continues its efforts to expand volumes sold into the industries which make up the "Other Markets" category. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life, and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "Advanced Materials" which supports the increased use of high-performance alloys in an expanding number of applications. On a year-to-year basis, after reducing for pounds of stainless steel wire, volume was essentially flat. Management intends to continue to invest in growing smaller markets included in this category because of the significant long-term opportunities. The backlog level for the "Other Markets" was consistent through fiscal 2008 and increased by 5% from the end of the third quarter of fiscal 2008 to the end of the fourth quarter of fiscal 2008. Although in October, 2008, "Other Markets" backlog dollars declined by 5%.

        The Company's financial performance in fiscal 2007 and 2008 is reflective of the strength in the markets it serves. However, as noted in the preceding narrative, the activity in these markets, as reflected in the decline of the backlog, reflects the caution being exhibited by the Company's customers. Going into fiscal 2009, the global financial crisis, overall economic weakness, the competitive environment and the cautious approach of the Company's customers to restocking will make repeating the performance of fiscal 2007 and fiscal 2008 unlikely for net revenues and gross profit. However, the Company is well positioned financially to maintain profit levels during this slowdown and resume strong revenue and earnings growth once conditions improve.

Note on Wire Product

        The high-performance alloy wire produced at the Company's wire facility is reflected within the appropriate category where the wire is sold. For example, high-performance alloy wire produced for use in the chemical processing market is reflected in that category. The stainless steel wire is reflected in the "Other Markets" category and reduced the average selling price per pound within that category on a comparative basis. The Company's strategy is to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price obtained from high-performance alloy wire. The Company will continue to produce some amount of stainless wire sold to higher-value markets, such as the medical wire market. During fiscal 2008, this category included $2.6 million of net revenue, which represented 0.5 million pounds of stainless steel wire product, as compared to $7.3 million of net revenue and 2.2 million pounds of stainless steel wire product in fiscal 2007.

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

        The Company's operating income was reduced by the recognition of the fair market value adjustments to the Company's assets required by the adoption of fresh start reporting. Cost of sales included $5.5 million, $30.2 million, $4.8 million, $3.8 million and $3.8 million of these costs in the one month period ended September 30, 2004 and the years ended September 30, 2005, 2006, 2007 and 2008, respectively.

        The fair market value adjustments to the historical basis of assets are being recognized as follows (dollars in thousands):

	Fair Value Adjustment	Recognition Period		Expense Recognized from September 1 to September 30, 2004(3)	Expense Recognized from October 1, 2004 to September 30, 2005(3)	Expense Recognized from October 1, 2005 to September 30, 2006(3)	Expense Recognized from October 1, 2006 to September 30, 2007(3)	Expense Recognized from October 1, 2007 to September 30, 2008(3)
Goodwill	$41,252	N/A	(1)	$—	$—	$—	$—	$—
Inventory	30,497	6 months	(2)	5,083	25,414	—	—	—
Machinery and equipment	41,628	14 years		245	2,974	3,124	2,975	3,084
Buildings	(859)	12 years		(6)	(72)	(72)	(72)	(72)
Land	41	N/A		—	—	—	—	—
Trademarks	3,800	N/A	(1)	—	—	—	—	—
Patents	8,667	2 to 14 years		164	1,886	1,750	912	768

				$5,486	$30,202	$4,802	$3,815	$3,780

(1)
Under applicable accounting rules, goodwill and trademarks are not amortized but are assessed to determine impairment at least annually.

(2)
Estimated length of time for one complete inventory turn.

(3)
Amortization of fair value adjustments for inventory, machinery and equipment, buildings and patents are reflected in cost of sales.

Results of Operations

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

        The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)

	Year Ended September 30,				Change
	2007		2008		Amount	%
Net revenues	$559,836	100.0%	$637,006	100.0%	$77,170	13.8%
Cost of sales	408,752	73.0%	492,349	77.3%	83,597	20.5%

Gross profit	151,084	27.0%	144,657	22.7%	(6,427)	(4.3)%
Selling, general and administrative expense	39,441	7.0%	42,277	6.6%	2,836	7.2%
Research and technical expense	3,116	0.6%	3,441	0.5%	325	10.4%

Operating income	108,527	19.4%	98,939	15.5%	(9,588)	(8.8)%
Interest income	(227)	0.0%	(188)	0.0%	39	17.2%
Interest expense	4,166	0.7%	1,213	0.2%	(2,953)	(70.9)%

Income before income taxes	104,588	18.7%	97,914	15.4%	(6,674)	(6.4)%
Provision for income taxes	38,468	6.9%	35,136	5.5%	(3,332)	(8.7)%

Net income	$66,120	11.8%	$62,778	9.9%	$(3,342)	(5.1)%

By market

	Year Ended September 30,		Change
	2007	2008	Amount	%
Net revenues (dollars in thousands)
Aerospace	$211,172	$247,272	$36,100	17.1%
Chemical processing	147,960	166,092	18,132	12.3%
Land-based gas turbines	103,001	124,117	21,116	20.5%
Other markets	86,259	86,592	333	0.4%

Total product revenue	548,392	624,073	75,681	13.8%
Other revenue	11,444	12,933	1,489	13.0%

Net revenues	$559,836	$637,006	$77,170	13.8%

Pounds by markets (in thousands)
Aerospace	7,660	8,851	1,191	15.5%
Chemical processing	5,121	5,388	267	5.2%
Land-based gas turbines	5,093	5,962	869	17.1%
Other markets	4,834	3,074	(1,760)	(36.4)%

Total shipments	22,708	23,275	567	2.5%

Average selling price per pound
Aerospace	$27.57	$27.94	$0.37	1.3%
Chemical processing	28.89	30.83	1.94	6.7%
Land-based gas turbines	20.22	20.82	0.60	3.0%
Other markets	17.84	28.17	10.33	57.9%
Total product (excluding other revenue)	24.15	26.81	2.66	11.0%
Total average selling price (including other revenue)	24.65	27.37	2.72	11.0%

         Net Revenues.    Net revenues increased by $77.2 million, or 13.8%, to $637.0 million in fiscal 2008 from $559.8 million in fiscal 2007. Volume for all products increased by 2.5% to 23.3 million pounds in fiscal 2008 from 22.7 million pounds in fiscal 2007. Volume of high-performance alloys increased by 11.2% to 22.8 million pounds in fiscal 2008 as compared to 20.5 million pounds in fiscal 2007. Volume of stainless steel wire decreased by 77.3% to 0.5 million pounds in fiscal 2008 as compared to 2.2 million pounds in fiscal 2007 as a result of the Company's strategy to reduce production of stainless steel wire and increase production of high-performance alloy wire due to higher average selling price available on high-performance alloy wire. It is anticipated that there will continue to be a recurring amount of stainless steel wire produced and sold into certain specialty markets. The aggregate average selling price per pound for all products increased by 11.0% to $27.37 per pound in fiscal 2008 from $24.65 per pound in fiscal 2007 because of changes in product mix (including market, form and alloy), an increased level of service center value-added business, and changes in raw material prices. Although nickel prices were lower for fiscal 2008 than fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. Increased competition unfavorably impacted both average selling price and volume. The Company's consolidated backlog decreased by $7.1 million, or 3.0%, to $229.2 million at September 30, 2008 from $236.3 million at September 30, 2007. This was the result of the combination of a 2% increase in pounds and a 5% decrease in average selling price. Management believes completion of the expansion and upgrade of the Company's sheet finishing operations should continue to help the Company compete more effectively on lead time and cost, resulting in decreasing pricing pressure.

        Sales to the aerospace industry increased by 17.1% to $247.3 million in fiscal 2008 from $211.2 million in fiscal 2007, due to a 1.3% increase in the average selling price per pound combined with a 15.5% increase in volume. The increase in the average selling price per pound is due to improved product mix that includes a higher percentage of specialty alloy products which have a higher value and a generally higher average selling price when compared to the product mix sold in fiscal 2007, and the effect of passing through higher raw material costs.

        Sales to the chemical processing industry increased by 12.3% to $166.1 million in fiscal 2008 from $148.0 million in fiscal 2007, due to a 6.7% increase in the average selling price per pound combined with a 5.2% increase in volume. The increase in the average selling price per pound is primarily due to the effect of passing through higher raw material costs and changes in product mix (including form and alloy) when compared to the product mix sold in fiscal 2007. Volume in this market is affected by the project oriented nature of the market and economic activity.

        Sales to the land-based gas turbine industry increased by 20.5% to $124.1 million for fiscal 2008 from $103.0 million in fiscal 2007, due to an increase of 3.0% in the average selling price per pound combined with a 17.1% increase in volume. The increase in the average selling price per pound is due to improved market demand and changes in form and alloys compared to fiscal 2007. Volume increased as a result of higher billet volume for fiscal 2008 compared to fiscal 2007.

        Sales to other markets increased by 0.4% to $86.6 million in fiscal 2008 from $86.3 million in fiscal 2007, due to a 57.9% increase in average selling price per pound, which was partially offset by a 36.4% decrease in volume. The primary reason for the increase in average selling price per pound and the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company's strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire. Stainless steel wire volume decreased by 77.3%, while volume of high-performance alloys sold to other markets decreased by 2.4% in fiscal 2008 as compared to fiscal 2007. Also contributing to the increase in average selling price is the change in product mix (both form and alloy), market demand and passing through of higher raw material costs compared to fiscal 2007. The primary reason for the decrease in total sales volume of high-performance alloys in the "other markets" category is due to a large FGD project which was included in fiscal 2007 and did not repeat this year.

         Other Revenue.    Other revenue increased by 13.0% to $12.9 million in fiscal 2008 from $11.4 million for fiscal 2007. The increase is due to higher activity in toll conversion, revenue recognized from the twenty year agreement to provide conversion services to Titanium Metals Corporation (as described in Note 13 of the accompanying consolidated financial statements), scrap sales and miscellaneous sales.

         Cost of Sales.    Cost of sales increased to $492.3 million, or 77.3% of net revenues in fiscal 2008 compared to $408.7 million, or 73.0% of net revenues in fiscal 2007. Cost of sales increased as a result of a combination of the following factors: (i) increased volumes, (ii) increased manufacturing costs due to planned and unplanned equipment outages, (iii) changes in product mix due to an increase in the production and sale of higher-cost alloy and forms, (iv) increased energy costs, and (v) increased raw material costs of molybdenum, cobalt and chromium partially offset by the lower nickel costs. In fiscal 2007 cost of sales was increased due to a one-time bonus accrual to union employees upon ratification of the collective bargaining agreement of $2.2 million (or 0.4% of net revenue), which did not repeat in fiscal 2008. This decrease was partially offset by higher wage rates for union employees and increased fringe benefit costs in fiscal 2008. Cost of sales in fiscal 2008 was also decreased by a $3.7 million (0.6% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S. The overall increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percentage of net revenue) can also be attributed to the increased competition (which lowered net revenue) as discussed above under "Overview". While the price of nickel was lower for fiscal 2008 than fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. As reported by the London Metals Exchange, the average price per pound for 30-day cash buyers of nickel at September 30, 2008 was $8.07 compared to $13.40 at September 30, 2007, and the average price over the course of fiscal 2008 was higher than the 30-day cash average at September 30, 2008.

         Selling, General and Administrative Expense.    Selling, general and administrative expense increased by $2.8 million to $42.3 million in fiscal 2008 from $39.4 million in fiscal 2007 due to: (i) higher business activity causing commissions and sales expenses to increase $3.9 million, and (ii) the fiscal 2007 reduction in allowance for doubtful accounts of $0.4 million compared to fiscal 2008 to reflect the write-off history. These increases were partially offset by a decrease in stock compensation expense of $1.5 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 6.6% for fiscal 2008 compared to 7.0% for fiscal 2007 due primarily to increased revenues.

         Research and Technical Expense.    Research and technical expense slightly increased by $0.3 million to $3.4 million, or 0.5% of net revenues, in fiscal 2008 compared to $3.1 million, or 0.6% of net revenues, in fiscal 2007 due to normal inflationary increases and increased staff levels earlier in fiscal 2008 required to support the transition of retiring employees.

         Operating Income.    As a result of the above factors, operating income in fiscal 2008 was $98.9 million compared to $108.5 million in fiscal 2007.

         Interest Expense.    Interest expense decreased by $3.0 million to $1.2 million in fiscal 2008 from $4.2 million for fiscal 2007. The decrease is due to a lower average balance outstanding resulting from: (i) the Company's application of proceeds from the equity offering that occurred near the end of the second quarter of fiscal 2007, (ii) cash generated from operations, and (iii) proceeds from the exercise of stock options which were used to reduce the outstanding debt balance.

         Income Taxes.    Income tax expense decreased to $35.1 million in fiscal 2008 from $38.5 million in fiscal 2007 due to lower pretax income. The effective tax rate for fiscal 2008 was 35.9% compared to 36.8% in fiscal 2007. The decrease in effective tax rate is primarily attributable to (i) lower blended state tax rate in the U.S. due to an apportionment change and (ii) a higher manufacturers deduction for U.S. based facilities.

         Net Income.    As a result of the above factors, net income decreased by $3.3 million, or 5.1%, to $62.8 million in fiscal 2008 compared to $66.1 million in fiscal 2007.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

($ in thousands)

	Year Ended September 30,				Change
	2006		2007		Amount	%
Net revenues	$434,405	100.0%	$559,836	100.0%	$125,431	28.9%
Cost of sales	325,573	74.9%	408,752	73.0%	83,179	25.5%

Gross profit	108,832	25.1%	151,084	27.0%	42,252	38.8%
Selling, general and administrative expense	40,296	9.3%	39,441	7.0%	(855)	(2.1)%
Research and technical expense	2,659	0.6%	3,116	0.6%	457	17.2%

Operating income	65,877	15.2%	108,527	19.4%	42,650	64.7%
Interest expense, net	8,024	1.8%	3,939	0.7%	(4,085)	(50.9)%

Income before income taxes	57,853	13.3%	104,588	18.7%	46,735	80.8%
Provision for (benefit from) income taxes	22,313	5.1%	38,468	6.9%	16,155	72.4%

Net income (loss)	$35,540	8.2%	$66,120	11.8%	$30,580	86.0%

By market

	Year Ended September 30,		Change
	2006	2007	Amount	%
Net revenues (dollars in thousands)
Aerospace	$165,747	$211,172	$45,425	27.4%
Chemical processing	129,422	147,960	18,538	14.3%
Land-based gas turbines	77,947	103,001	25,054	32.1%
Other markets	56,350	86,259	29,909	53.1%

Total product revenue	429,466	548,392	118,926	27.7%
Other revenue	4,939	11,444	6,505	131.7%

Net revenues	$434,405	$559,836	$125,431	28.9%

Pounds by markets (in thousands)
Aerospace	7,121	7,660	539	7.6%
Chemical processing	4,984	5,121	137	2.7%
Land-based gas turbines	4,790	5,093	303	6.3%
Other markets	4,749	4,834	85	1.8%

Total shipments	21,644	22,708	1,064	4.9%

Average selling price per pound
Aerospace	$23.28	$27.57	$4.29	18.4%
Chemical processing	25.97	28.89	2.93	11.3%
Land-based gas turbines	16.27	20.22	3.95	24.3%
Other markets	11.87	17.84	5.98	50.4%
Total product (excluding other revenue)	19.84	24.15	4.31	21.7%
Total average selling price (including other revenue)	20.07	24.65	4.58	22.8%

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

        Sales to the aerospace industry increased by 27.4% to $211.2 million in fiscal 2007 from $165.8 million in fiscal 2006, due to a 18.4% increase in the average selling price per pound combined with a 7.6% increase in volume. The increase in the average selling price per pound was due to improved product mix that included a higher percentage of specialty alloy products and forms with a higher value and average selling price when compared to the product mix sold in fiscal 2006, and the effect of passing through higher raw material costs. Volume improved due to good market demand as reflected in the strength in the build rate for new aircraft.

        Sales to the chemical processing industry increased by 14.3% to $148.0 million in fiscal 2007 from $129.4 million in fiscal 2006, due to a 11.3% increase in the average selling price per pound combined with a 2.7% increase in volume. The increase in the average selling price per pound was due to improved market demand and the effect of passing through higher raw material costs.

        Sales to the land-based gas turbine industry increased by 32.1% to $103.0 million for fiscal 2007 from $77.9 million in fiscal 2006, due to an increase of 24.3% in the average selling price per pound combined with a 6.3% increase in volume. The increase in the average selling price per pound was due to improved market demand and the effect of passing through higher raw material costs. Volume improved as a result of the generally improved economy and higher demand from power generation, oil and gas production, and alternative power systems applications.

        Sales to other markets increased by 53.1% to $86.3 million in fiscal 2007 from $56.4 million in fiscal 2006, due to a 50.4% increase in average selling price per pound combined with a 1.8% increase in volume. The primary reason for the selling price increase was a decrease in the volume of stainless steel wire of 32.3%, and an increase in volume of high-performance alloys sold to other markets of 75.4% in fiscal 2007 as compared to fiscal 2006. The increase in the average selling price was also due to market demand and passing through of higher raw material costs compared to fiscal 2006. The reason for the increase in total sales volume of the "other markets" category was due to the Company's continuing effort to expand the amount sold into this category and the number of other markets within this category the Company services beyond the traditional three major markets typically discussed. In fiscal 2007 sales to the flue gas desulphurization (FGD) market increased by $14.4 million, or 178.0%, to $22.5 million and volume increased by 120.2%, compared to fiscal 2006. As previously discussed, the volume of stainless steel wire decreased in fiscal 2007 when compared to fiscal 2006 as a result of the Company's strategy to reduce production of stainless steel wire to allow greater production of high-performance wire.

         Other Revenue.    Other revenue increased by 131.7% to $11.4 million in fiscal 2007 from $4.9 million for fiscal 2006. The increase was due to higher activity in toll conversion, revenue recognized from the TIMET agreement, scrap sales and miscellaneous sales.

         Cost of Sales.    Cost of sales as a percentage of net revenues decreased to 73.0% in fiscal 2007 from 74.9% in fiscal 2006. This decrease in the percentage was attributed to a combination of the following factors: (i) improved product pricing combined with overall improvement in volume, which resulted in the increased absorption of fixed manufacturing costs, (ii) reductions in manufacturing cost resulting from the capital improvements program, and (iii) decreases in energy costs (primarily natural gas). These positive factors were partially offset by higher raw material costs and a bonus payment to union employees upon ratification of the collective bargaining agreement of $2.2 million (0.4% of net revenue). Raw material costs were significantly higher in fiscal 2007 than in fiscal 2006, primarily as a result of increased prices for nickel, which made up approximately 63% of the Company's raw material costs. Although, as reported by the London Metals Exchange, the average price per pound for 30-day cash buyers of nickel at September 30, 2007 was $13.40 compared to $13.67 at September 30, 2006, the average price over the course of fiscal 2007 was higher than fiscal 2006.

         Selling, General and Administrative Expense.    Selling, general and administrative expense decreased by $0.9 million to $39.4 million in fiscal 2007 from $40.3 million in fiscal 2006. The decrease was primarily attributable to $1.1 million of costs incurred in fiscal 2006 related to strategic alternatives that did not repeat in fiscal 2007. Selling, general and administrative expense as a percentage of net revenues decreased to 7.0% in fiscal 2007 compared to 9.3% for fiscal 2006 due primarily to the increased level of net revenues.

         Research and Technical Expense.    Research and technical expense increased slightly by $0.5 million to $3.1 million, or 0.6% of net revenues, in fiscal 2007 compared to $2.7 million, or 0.6% of net revenues, in fiscal 2006.

         Operating Income.    As a result of the above factors, operating income in fiscal 2007 was $108.5 million compared to $65.9 million in fiscal 2006.

         Interest Expense.    Interest expense decreased by $4.1 million to $3.9 million in fiscal 2007 from $8.0 million for fiscal 2006. The decrease was due to a lower average balance outstanding slightly offset by a higher interest rate and less interest capitalized on long-term capital projects.

         Income Taxes.    Income tax expense increased to $38.5 million in fiscal 2007 from $22.3 million in fiscal 2006 due to higher pretax income. The effective tax rate for fiscal 2007 was 36.8% compared to 38.6% in fiscal 2006. The decrease in effective tax rate was primarily attributable to (i) amended tax returns to claim favorable items from extraterritorial income exclusion and foreign tax credits and (ii) higher foreign taxable income at a lower tax rate as compared to taxable income in the U.S. at a higher tax rate.

         Net Income.    As a result of the above factors, net income increased by $30.6 million, or 86.0%, to $66.1 million in fiscal 2007 compared to $35.5 million in fiscal 2006.

Liquidity and Capital Resources

  Comparative Cash Flow Analysis

        During fiscal 2008, the Company's primary sources of cash were (i) cash from operations (ii) borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below), and (iii) the exercise of an additional 177,386 stock options in fiscal 2008. At September 30, 2008, the Company had cash and cash equivalents of approximately $7.1 million compared to cash and cash equivalents of approximately $5.7 million at September 30, 2007.

        Net cash provided by operating activities was $41.3 million in fiscal 2008, as compared to cash provided by operating activities of $4.6 million in fiscal 2007. At September 30, 2008, inventory balances (net of foreign currency adjustments) were approximately $21.6 million higher than at September 30, 2007, as a result of the continued increase in costs of raw materials, a higher level of inventory required to be maintained to support the increased level of sales and a level of safety stock in order to continue production and shipments through the planned outages related to the capital upgrades. In addition, the pension and postretirement benefits balance decreased by $12.5 million due to the payments to the plans and plan amendments. Net cash used in investing activities was $21.6 million in fiscal 2008, as a result of the continuing capital expenditure program and the Asian distribution expansion and acquisition. As a result of the above, borrowings on the revolving credit facility decreased by $23.7 million. Taxes will be paid related to the TIMET transaction primarily in the first quarter of fiscal 2009. Also included in cash from financing activities is $3.2 million for the excess tax benefit from the exercise of 177,386 stock options in fiscal 2008.

        Net cash provided by operating activities was $4.6 million (which includes the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET) in fiscal 2007, as compared to cash provided by operating activities of $0.3 million in fiscal 2006. At September 30, 2007, inventory balances (net of foreign currency adjustments) were approximately $103.1 million higher than at September 30, 2006, as a result of the continued increase in costs of raw materials (nickel, molybdenum and cobalt), a higher level of inventory required to be maintained to support the increased level of sales and a level of safety stock in order to continue production and shipments through the planned outages related to the capital upgrades. In addition, the accounts receivable balance increased by $26.3 million due to the increased level of sales. Slightly offsetting the inventory and accounts receivable increase is an increase in accounts payable and accrued expenses, which provided cash of $12.6 million. Net cash used in investing activities was $16.1 million in fiscal 2007, as a result of the continuing capital expenditure program. Borrowings on the revolving credit facility decreased by $81.0 million as a result of application of the proceeds from the Company's sale of common stock and cash generated from operations, which included the proceeds, net of expenses, of the $50.0 million up-front payment received from TIMET, to reduce borrowings. Taxes will be paid related to the TIMET transaction primarily in the first quarter of fiscal 2009. Also included in cash from financing activities is $10.9 million for the excess tax benefit from the exercise of 450,000 stock options in the underwritten public offering and the exercise of an additional 157,237 stock options in the fourth quarter of fiscal 2007.

  Future Sources of Liquidity

        The Company's sources of cash for fiscal 2009 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2008, the Company had cash of approximately $7.1 million, an outstanding balance of $11.8 million on the U.S. revolving credit facility and access to a total of approximately $108.2 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

        U.S. revolving credit facility:    The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate," plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2008, the U.S. revolving credit facility had an outstanding balance of $11.8 million. During fiscal 2008 it bore interest at a weighted average interest rate of 5.36%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company's capital stock. As of September 30, 2008, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company's foreign subsidiaries.

  Extension of U.S. Revolving Credit Facility

        Haynes and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.5% per annum, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million.

  Future Uses of Liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  income tax payments;

  •
  reduction of debt;

  •
  capital spending to improve reliability and performance of the equipment;

  •
  pension plan funding; and

  •
  interest payments on outstanding indebtedness.

        Planned fiscal 2009 capital spending is targeted at approximately $15.1 million, most of which is maintenance spending. Depending upon economic conditions, the Company may make further upgrades in fiscal 2009; however, capital projects in fiscal 2009 will be focused on improving and maintaining the equipment reliability and are not planned to equal the amount spent in either fiscal 2007 or fiscal 2008. At this time, management does not anticipate prolonged planned equipment outages as a result of upgrades in fiscal 2009.

Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2008:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt obligations (including interest)(2)	$13,522	$13,522	$—	$—	$—
Operating lease obligations	10,588	3,305	3,724	1,157	2,402
Capital lease obligations	395	33	66	66	230
Raw material contracts	70,045	55,495	14,550	—	—
Mill supplies contracts	208	208	—	—	—
Capital projects	1,387	1,387	—	—	—
Pension plan(3)	41,137	9,057	18,180	13,900	—
Other postretirement benefits(4)	48,000	4,200	9,000	9,800	25,000
Non-compete obligations(5)	330	110	220	—	—

Total	$185,612	$87,317	$45,740	$24,923	$27,632

(1)
Taxes are not included in the table. The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. As of September 30, 2008, the non-current income taxes payable was $276. It is not possible to determine in which period the tax liability might be paid out.

(2)
Interest is calculated annually using the principal balance and current interest rates as of September 30, 2008.

(3)
The Company has a funding obligation to contribute $40,070 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,067 in fiscal 2009 to the U.K. Pension Plan.

(4)
Represents expected postretirement benefits only based upon anticipated timing of payments.

(5)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

        At September 30, 2008, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

Inflation

        Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product. Material comprises the most significant portion of the product costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company's products, all have experienced significant fluctuations in price. Until now the Company has been able to pass the cost on to the customers, however, in the future the Company may not be able to successfully offset rapid increases in the price of nickel or other raw material. In the event that raw material price increases occur that the Company is unable to pass on to its customers, its cash flows or results of operations would be materially adversely affected.

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

  Revenue Recognition

        Revenue is recognized when collectability is reasonably assured and when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point or at a foreign port for certain export customers). Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience and the Company has not had any history of returns that have exceeded its recorded allowances. Should returns increase above historical experience, additional allowances may be required.

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

        The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption on a long-term perspective based on its asset allocation of 55% equity, 43% fixed income and 2% other. The Company's assumption for expected rate of return for plan assets for equity, fixed income, and real estate/other are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

        Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S.

  Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying amount to the fair value. If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying amount. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. The fair value is generally determined using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections. Changes in the market value and cash flow projections of the Company could have significant impact on whether or not goodwill is impaired and the amount of the impairment. Assumptions and estimates with respect to estimated future cash flows used in the evaluation are subject to a high degree of judgment and complexity. The Company reviewed goodwill and trademarks for impairment as of August 31, 2008, and concluded no impairment adjustment was necessary. However, as a result of a recent decline in the Company's common stock price, goodwill will be evaluated on a quarterly basis for potential impairment if such conditions continue.

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

        On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards. The amount of compensation cost will be measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

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

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." On February 12, 2008, the FASB issued Staff Position 157-2 ("FSP 157-2") which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008. The Company does not expect the implementation of SFAS 157 and FSP 157-2 in fiscal 2009 to have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), to permit all entities to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is required to adopt SFAS 159 beginning October 1, 2008. Due to making no election on any of the Company's instruments, the adoption of SFAS No. 159 on October 1, 2008 had no impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) also expands disclosures related to business combinations. SFAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161")—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and is currently evaluating the effect the adoption will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will adopt SFAS 162 once it is effective and is currently evaluating the effect the adoption will have on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's outstanding debt was variable rate debt at September 30, 2007 and 2008. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $0.3 million for the fiscal year ended September 30, 2007 and $0.1 million for the fiscal year ended September 30, 2008. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

        Fluctuations in the price of nickel, the Company's most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that the Company may not be able to successfully offset a rapid increase in the cost of raw material in the future as it has been able to in the past.

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. as of September 30, 2008 and 2007 and for the years ended September 30, 2008, September 30, 2007 and September 30, 2006

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008. We also have audited the Company's internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2008 and

2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Notes 2 and 8 to the consolidated financial statements, effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective September 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 24, 2008

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$7,058
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,339 and $1,354 respectively	106,414	99,295
Inventories	286,302	304,915
Income taxes receivable	1,760	—
Deferred income taxes	10,801	9,399
Other current assets	1,457	2,573

Total current assets	412,561	423,350

Property, plant and equipment, net	97,860	107,302
Deferred income taxes—long term portion	22,738	32,310
Prepayments and deferred charges	3,702	2,741
Restricted cash—long term portion	330	220
Goodwill	41,252	43,737
Other intangible assets, net	8,526	7,907

Total assets	$586,969	$617,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,254	$41,939
Accrued expenses	12,189	12,729
Income taxes payable	—	7,482
Accrued pension and postretirement benefits	14,647	15,016
Revolving credit facilities	35,549	11,812
Deferred revenue—current portion	2,500	2,500
Current maturities of long-term obligations	110	1,515

Total current liabilities	113,249	92,993

Long-term obligations (less current portion)	3,074	1,582
Deferred revenue (less current portion)	45,329	42,830
Non-current income taxes payable	—	276
Accrued pension and postretirement benefits	108,940	100,343

Total liabilities	270,592	238,024

Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,807,237 and 11,984,623 shares issued and outstanding at September 30, 2007 and September 30, 2008, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	218,504	225,821
Accumulated earnings	93,880	155,831
Accumulated other comprehensive income (loss)	3,981	(2,121)

Total stockholders' equity	316,377	379,543

Total liabilities and stockholders' equity	$586,969	$617,567

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Net revenues	$434,405	$559,836	$637,006
Cost of sales	325,573	408,752	492,349

Gross profit	108,832	151,084	144,657
Selling, general and administrative expense	40,296	39,441	42,277
Research and technical expense	2,659	3,116	3,441

Operating income	65,877	108,527	98,939
Interest income	(97)	(227)	(188)
Interest expense	8,121	4,166	1,213

Income before income taxes	57,853	104,588	97,914
Provision for income taxes	22,313	38,468	35,136

Net income	$35,540	$66,120	$62,778

Net income per share:
Basic	$3.55	$6.07	$5.27
Diluted	$3.46	$5.89	$5.22
Weighted average shares outstanding:
Basic	10,000,000	10,896,067	11,903,289
Diluted	10,270,642	11,230,101	12,026,440

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Net income	$35,540	$66,120	$62,778
Other comprehensive income (loss), net of tax:
Pension curtailment	—	—	2,701
Pension and postretirement	(217)	217	(5,429)
Foreign currency translation adjustment	1,570	3,441	(3,374)

Other comprehensive income (loss)	1,353	3,658	(6,102)

Comprehensive income	$36,893	$69,778	$56,676

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings (Deficit)	Deferred Stock Compensation		Total Stockholders' Equity
	Shares	Par
Balance October 1, 2005	10,000,000	$10	$120,972	$(7,780)	$(821)	$(512)	$111,869
Net income				35,540			35,540
Other comprehensive income						1,353	1,353
Reclass reporting of deferred stock compensation			(821)		821		—
Stock compensation			2,786				2,786

Balance September 30, 2006	10,000,000	10	122,937	27,760	—	841	151,548
Net income				66,120			66,120
Other comprehensive income						3,658	3,658
Adoption of SFAS No. 158 (net of tax)						(518)	(518)
Equity offering, net	1,200,000	1	72,751				72,752
Exercise of stock options	607,237	1	19,680				19,681
Stock compensation			3,136				3,136

Balance September 30, 2007	11,807,237	12	218,504	93,880	—	3,981	316,377
Net income				62,778			62,778
Other comprehensive loss						(6,102)	(6,102)
Adoption of FIN 48				(827)			(827)
Exercise of stock options	177,386		5,667				5,667
Stock compensation			1,650				1,650

Balance September 30, 2008	11,984,623	$12	$225,821	$155,831	$—	$(2,121)	$379,543

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Cash flows from operating activities:
Net income	$35,540	$66,120	$62,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,926	7,501	8,934
Amortization	1,964	1,146	1,119
Stock compensation expense	2,786	3,136	1,650
Excess tax benefit from option exercises	—	(10,869)	(3,187)
Deferred revenue	—	50,000	—
Deferred revenue—portion recognized	—	(2,171)	(2,499)
Deferred income taxes	(2,644)	3,928	(7,511)
Pension curtailment gain	—	—	(3,659)
Loss on disposition of property	140	134	321
Change in assets and liabilities, net of effect from acquisition:
Accounts receivable	(18,125)	(26,308)	5,121
Inventories	(30,122)	(103,100)	(21,569)
Other assets	(216)	(2,573)	28
Accounts payable and accrued expenses	(925)	12,558	(4,021)
Income taxes	1,901	8,754	12,604
Accrued pension and postretirement benefits	3,043	(3,680)	(8,826)

Net cash provided by operating activities	268	4,576	41,283
Cash flows from investing activities:
Additions to property, plant and equipment	(10,668)	(16,226)	(18,685)
Asian distribution expansion and acquisition	—	—	(3,000)
Change in restricted cash	110	110	110

Net cash used in investing activities	(10,558)	(16,116)	(21,575)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	12,368	(81,287)	(23,737)
Proceeds from equity offering, net	—	72,752	—
Proceeds from exercise of stock options	—	8,478	2,480
Excess tax benefit from option exercises	—	10,869	3,187
Changes in long-term obligations	1,009	(119)	(135)

Net cash provided by (used in) financing activities	13,377	10,693	(18,205)
Effect of exchange rates on cash	209	382	(162)

Increase (decrease) in cash and cash equivalents	3,296	(465)	1,341
Cash and cash equivalents:
Beginning of period	2,886	6,182	5,717

End of period	$6,182	$5,717	7,058

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$7,992	$3,794	$1,115

Income taxes	$23,148	$26,072	$32,410

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data and otherwise noted)

Note 1    Background and Organization

Description of Business

        Haynes International, Inc. and its subsidiaries (the "Company" or "Haynes") develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace, land-based gas turbine and chemical processing industries. The Company's products are high-temperature resistant alloys ("HTA") and corrosion resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration, and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloys primarily in sheet, coil and plate forms. In addition, the Company produces its products as seamless and welded tubulars, and in slab, bar, billets and wire forms.

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

Note 2    Summary of Significant Accounting Policies

A.    Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Paris, France; Openshaw, England; Zurich, Switzerland; and Shanghi, China; and sales offices in Singapore; Milan, Italy; Chennai, India; and Shanghai, China.

  Public Offering and Listing on NASDAQ

        On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock at a price of $65.00 per share. The net proceeds to the Company after underwriting discounts, commissions and offering expenses (aggregating $5,248) were $72,752. As a part of the offering, certain employees and directors exercised 450,000 stock options and the payment of the exercise price for those stock options resulted in an additional $6,083 in proceeds to the Company. Simultaneously, the Company listed its common stock on The NASDAQ Global Market.

  HW Limited Acquisition

        On June 2, 2008 the Company announced the expansion of its relationship with HW Limited and its affiliated companies in Hong Kong and China for sales of Haynes products throughout Asia. Under the

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

acquisition agreement (and the related consulting agreement), which became effective on June 1, Haynes' sales and marketing presence in Asia has been greatly expanded. The sales force of HW Limited's Chinese affiliate was integrated into the Haynes operations in China expanding Haynes' direct sales organization by eight people, which Haynes believes will lead to a more effective organization. In addition to overseeing this expanded organization, HW Limited's principal, Helen Wang will promote Haynes' products and services to customers in select markets in Asia, including China, Taiwan, South Korea, Singapore, Thailand, Laos, Malaysia, Vietnam, Indonesia, Cambodia, Philippines, Australia, and New Zealand. This arrangement is one component of the Company's continued campaign to grow its market presence in China and the rest of Asia. The purchase price of $3,000 was allocated to fixed assets $15, non-compete agreement $500 and goodwill $2,485.

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

D.    Revenue Recognition

        The Company recognizes revenue when collectability is reasonably assured and when title passes to the customer which is generally at the time of shipment with freight terms of FOB shipping point or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience and has not had a history of returns that have exceeded recorded allowances.

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

F.     Intangible Assets and Goodwill

        Goodwill was created as a result of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted SFAS No. 142, Goodwill and Other

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

Intangible Assets. Pursuant to SFAS No. 142 goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying amount exceeds the fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment. Fair value was estimated using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

        Goodwill was also created in June 2008 related to the acquisition of assets and related agreements entered into with HW Limited and its affiliated companies in Hong Kong and China, including the acquisition of office equipment and non-compete agreements.

        The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademarks may exist resulting in a charge to earnings to the extent of impairment. The Company has non-compete agreements with lives of 2 to 7 years. Amortization of the patents, non-competes and other intangibles was $1,964, $1,146, and $1,119 for the years ended September 30, 2006, 2007 and 2008, respectively.

        Goodwill and trademarks were tested for impairment on August 31, 2008 with no impairment recognized because the fair values exceeded the carrying values.

        The following represents a summary of intangible assets and goodwill at September 30, 2007 and 2008:

September 30, 2007	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$41,252	$—	$41,252

Patents	$8,667	$(4,712)	$3,955
Trademarks	3,800	—	3,800
Non-compete	840	(266)	574
Other	465	(268)	197

	$13,772	$(5,246)	$8,526

September 30, 2008	Gross Amount	Accumulated Amortization	Carrying Amount
Goodwill	$43,737	$—	$43,737

Patents	$8,667	$(5,480)	$3,187
Trademarks	3,800	—	3,800
Non-compete	1,340	(488)	852
Other	465	(397)	68

	$14,272	$(6,365)	$7,907

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        The following table presents the changes in the carrying amount of goodwill for the year ended September 30, 2008:

Balance at September 30, 2007	$41,252
Acquisition HW Limited	2,485

Balance at September 30, 2008	$43,737

Estimate of Aggregate Amortization Expense: Year Ending September 30,
2009	896
2010	447
2011	434
2012	359
2013	350

G.    Property, Plant and Equipment

        Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives which are generally as follows:

Building and improvements	40 years
Machinery and equipment	5–14 years
Office equipment and computer software	3–10 years
Land improvements	20 years

        Expenditures for maintenance and repairs and minor renewals are charged to expense; major renewals are capitalized. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

        The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. The amount of interest capitalized was $496, $308 and $642 for the years ended September 30, 2006, 2007 and 2008, respectively.

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

Note 2    Summary of Significant Accounting Policies (Continued)

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

I.     Pension and Postretirement Benefits

        The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S.

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

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2006, 2007 and 2008, were $2,659, $3,116, and $3,441, respectively.

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

Note 2    Summary of Significant Accounting Policies (Continued)

planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The impact of adoption of FIN 48 on October 1, 2007, was to decrease accumulated earnings by $827, increased goodwill by $675, increase deferred tax asset by $3,316, and increase non-current income taxes payable by $4,818 (including $241 of interest).

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

        On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards. The amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

N.    Financial Instruments and Concentrations of Risk

        The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2008 and 2007, the Company had no foreign currency exchange options outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2008, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. In addition, the carrying amount of the Company's debt approximates fair value.

        During 2008, 2007 and 2006 the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2006	2007	2008
Numerator:
Net income	$35,540	$66,120	$62,778
Denominator:
Weighted average shares outstanding—Basic	10,000,000	10,896,067	11,903,289
Effect of dilutive stock options	270,642	334,034	123,151

Weighted average shares outstanding—Diluted	10,270,642	11,230,101	12,026,440

Basic net income per share	$3.55	$6.07	$5.27
Diluted net income per share	$3.46	$5.89	$5.22
Number of shares excluded as their effect would be anti-dilutive	71,250	95,750	224,000

        Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income per share.

Q.    Recently Issued Accounting Pronouncements

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109, Accounting for Income Taxes. ("FIN 48") prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." On February 12, 2008, the FASB issued Staff Position 157-2 ("FSP 157-2") which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008. The Company does not expect the implementation of SFAS 157 and FSP 157-2 in fiscal 2009 to have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), to permit all entities to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is required to adopt SFAS 159 beginning October 1, 2008. Due to making no election on any of the Company's instruments, the adoption of SFAS No. 159 on October 1, 2008 had no impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("FAS 141(R)"). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161")—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and is currently evaluating the effect the adoption will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will adopt SFAS 162 once it is effective and is currently evaluating the effect the adoption will have on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

R.    Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension and foreign currency translation adjustments, net of tax when applicable.

	Year Ended September 30, 2006			Year Ended September 30, 2007			Year Ended September 30, 2008
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$35,540			$66,120			$62,778
Other comprehensive income (loss):
Pension curtailment			$—			$—	$4,532	$(1,831)	$2,701
Pension and postretirement	(310)	93	(217)	310	(93)	217	(8,789)	3,360	(5,429)
Foreign currency translation adjustment	1,951	(381)	1,570	3,700	(259)	3,441	(3,169)	(205)	(3,374)

Other comprehensive income (loss)	$1,641	$(288)	$1,353	$4,010	$(352)	$3,658	$(7,426)	$1,324	$(6,102)

Total comprehensive income			$36,893			$69,778			$56,676

        The following is a breakdown of accumulated other comprehensive income net of the effects:

	Accumulated Other Comprehensive Income (Loss) at September 30, 2007	Other Comprehensive Loss for the year ended September 30, 2008	Accumulated Other Comprehensive Income (Loss) at September 30, 2008
Foreign Currency Translation Adjustment	$4,499	$(3,374)	$1,125
Pension and Postretirement	(518)	(2,728)	(3,246)

	$3,981	$(6,102)	$(2,121)

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30, 2007	September 30, 2008
Raw materials	$16,218	$20,343
Work-in-process	162,266	155,782
Finished goods	106,419	127,653
Other	1,399	1,137

	$286,302	$304,915

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30, 2007	September 30, 2008
Land and land improvements	$4,088	$4,400
Buildings	8,908	12,527
Machinery and equipment	95,491	116,095
Construction in process	8,694	1,501

	117,181	134,523
Less accumulated depreciation	(19,321)	(27,221)

	$97,860	$107,302

        The Company has $844 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30, 2007	September 30, 2008
Employee compensation	$5,819	$8,310
Taxes, other than income taxes	1,396	1,511
Other	4,974	2,908

	$12,189	$12,729

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Income before income taxes:
U.S.	$55,282	$93,790	$86,124
Foreign	2,571	10,798	11,790

Total	$57,853	$104,588	$97,914

Income tax provision (benefit):
Current:
U.S. Federal	$19,466	$24,382	$34,580
Foreign	632	2,571	3,038
State	5,020	6,689	2,273

Total	25,118	33,642	39,891

Deferred:
U.S. Federal	(2,439)	3,229	(6,499)
Foreign	282	367	194
State	(648)	1,230	1,550

Total	(2,805)	4,826	(4,755)

Total provision for income taxes	$22,313	$38,468	$35,136

        The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Statutory federal tax rate	35%	35%	35%
Tax provision at the statutory rate	$20,248	$36,605	$34,270
Foreign tax rate differentials	13	(841)	(894)
Provision for state taxes, net of federal taxes	2,987	5,153	2,987
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	66	743	793
Manufacturer's deduction	(665)	(525)	(1,260)
Extraterritorial income exclusion	—	(1,021)	—
Tax credits	—	(573)	(558)
Other, net	(336)	(1,073)	(202)

Provision at effective tax rate	$22,313	$38,468	$35,136

        During fiscal 2008 the Company's effective tax rate was favorably impacted by amended state tax returns that were filed to take advantage of adjustments to the sales apportionment factors related to

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes (Continued)

foreign sales. Similarly, during fiscal 2007 the Company's effective tax rate was favorably impacted primarily by amended tax returns that were filed to take advantage of the extraterritorial income exclusion and various tax credits not previously claimed.

        Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2007	September 30, 2008
Current deferred tax assets (liabilities):
Inventories	$3,626	$3,983
Pension and postretirement benefits	5,808	3,000
Accrued expenses and other	419	601
Accrued compensation and benefits	1,144	1,419
Tax credit carryforwards	644	—
Other foreign related	(840)	(568)
TIMET Agreement	—	964

Total net current deferred tax assets	10,801	9,399

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(17,587)	(17,660)
Intangible assets	(2,971)	(2,523)
Undistributed earnings of foreign subsidiary	(1,266)	(1,275)
Pension and postretirement benefits	42,538	35,092
Accrued compensation and benefits	1,788	1,574
TIMET Agreement	—	16,522
Other accruals	236	580

Total net noncurrent deferred tax assets	22,738	32,310

Net deferred tax assets (liabilities)	$33,539	$41,709

        The Company has excluded undistributed earnings of $32,018 of three foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide for taxes on such amounts.

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

        The impact of the adoption of FIN 48 on October 1, 2007, was to decrease accumulated earnings by $827, increase goodwill by $675, increase deferred tax assets by $3,316, and increase non-current income taxes payable by $4,818 (including $241 of interest).

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 1, 2007	$4,577
Gross Increases—current period tax positions	—
Gross Decreases—current period tax positions	—
Gross Increases—tax positions in prior periods	—
Gross Decreases—tax positions in prior periods	(4,313)
Gross Decreases—settlements with taxing authorities	—
Gross Decreases—lapse of statute of limitations	—

Balance at September 30, 2008	$264

        The amount of unrecognized tax benefits changed during fiscal 2008 due to international tax positions being effectively settled, including the reduction of goodwill of $675. The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate is $173 as of September 30, 2008. Additionally, as consistent with prior periods, the Company recognized accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense. The total amount of accrued interest and penalties was approximately $12 and $0 respectively, as of September 30, 2008. A decrease in interest of $229 was recognized during the year.

        As of September 30, 2008, the Company is open to examination in the U.S. federal income tax jurisdiction for the September 30, 2007 tax year, in the U.K. for the years 2002-2007, in Switzerland for the years 2003-2007, and in France for the years 2006-2007. The Company is also open to examination in Singapore, China, Italy, and India and in various states in the U.S., none of which were individually material. The Company is not currently under audit in any jurisdiction.

        Of the unrecognized tax benefits noted above, the Company does not anticipate any significant changes to occur in unrecognized tax benefits over the next 12 months.

Note 7    Debt

  U.S. revolving credit facility

        The U.S. revolving credit facility provides for revolving loans in a maximum amount of $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate," plus up to 1.5% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2008, the U.S. revolving credit facility had an outstanding balance of $11.8 million. During fiscal 2008 it bore interest at a weighted average interest rate of 5.36%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to adjusted EBITDA and fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, the sale of assets and the declaration of dividends and other distributions on the Company's capital stock. As of September 30, 2008, the most recent required measurement date, the Company was in

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 7    Debt (Continued)

compliance with these financial covenants. The U.S. revolving credit facility matures on April 12, 2009. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (see discussion of TIMET agreement at Note 15). The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company's foreign subsidiaries.

  Subsequent Event—Extension of U.S. Revolving Credit Facility

        Haynes and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.5% per annum, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million.

  U.K. revolving credit facility

        The Company's U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., previously had an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During April 2008, the term of the U.K. revolving credit facility ended. The Company replaced this facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2.0 million pound sterling ($3,556). Haynes U.K. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 1.1% per annum. As of September 30, 2008, the overdraft facility had an outstanding balance of zero.

        Debt and long-term obligations consist of the following (in thousands):

	September 30, 2007	September 30, 2008
Revolving Credit Agreement
U.S. Facility, 7.24% 2007; 4.64% 2008, expires April 2009	$35,549	$11,812
Three year mortgage note, 3.1%, due in December 2008 (Swiss Subsidiary)	$1,409	$1,405
Other long-term obligations	1,775	1,692

	3,184	3,097
Less amounts due within one year	110	1,515

	$3,074	$1,582

        Other long-term obligations primarily represents environmental post-closure monitoring and maintenance activities.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 7    Debt (Continued)

        The carrying amount of debt approximates fair value, because substantially all debt bears interest at variable interest rates.

        At September 30, 2008, the Company had access to approximately $108,159 under its credit agreement (based on borrowing base and certain reserves). The Company's British subsidiary (Haynes International LTD) has an overdraft facility of 2,000 Sterling ($3,556) all of which was available on September 30, 2008. The Company's French subsidiary (Haynes International, SARL) has an overdraft banking facility of 1,200 Euro ($1,689) of which 418 Euro ($588) was available on September 30, 2008. The Company's Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 1,000 Swiss Francs ($890) all of which was available on September 30, 2008.

        Maturities of long-term debt are as follows at September 30, 2008:

Year Ending
2009	$1,515
2010	95
2011	95
2012	—
2013	—
2014 and thereafter	1,392

$3,097

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and hourly employees hired after June 30, 2007 that are not eligible for the U.S. pension plan. The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for this group. Expenses associated with this plan for the years ended September 30, 2006, 2007 and 2008 totaled $586, $665 and $1,091, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2006, 2007 and 2008.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Defined Benefit Plans

        The Company has non-contributory defined benefit pension plans which cover most employees in the U.S. and certain foreign subsidiaries. In the U.S. salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). On October 3, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit was increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant's salary deferrals, up to 6% of compensation. The Company estimates the redesign of the pension plan, including previous actions to close the plan to new non-union and union employees and the adjustment of the multiplier for non-union and union plan participants will reduce funding requirements by $23,000 over the next six years. The offsetting estimated incremental cost of the enhanced 401K match is $2,300 over the same six year period. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, the Company recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

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

        The Company has non-qualified pensions for current and former executives of the Company. Non-qualified pension plan expense (income) for the years ended September 30, 2006, 2007 and 2008 was $297, $418 and $(129), respectively. Accrued liabilities in the amount of $2,583 and $2,831 for these benefits are included in accrued pension and postretirement benefits at September 30, 2008 and 2007, respectively.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company made contributions of $8,360 and $3,690 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2008 and 2007, respectively. The Company's U.K. subsidiary made contributions of $1,067 and $1,228 for the year ended September 30, 2008 and 2007, respectively, to the U.K. pension plan.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers' Accounting For Defined Pension and Other Post Retirement Plans ("SFAS 158"). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of September 30, 2007. The impacts of adoption are presented within this note.

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30, 2007	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2008
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$172,311	$183,993	$76,857	$80,044
Service cost	4,188	2,761	1,444	1,307
Interest cost	9,986	10,757	4,461	4,859
Plan amendment	6,195	4,096	—	—
Curtailment gain	—	(8,191)	—	—
Actuarial losses (gains)	562	(19,339)	1,694	(14,394)
Employee contributions	78	62	—	—
Benefits paid	(9,327)	(9,536)	(4,412)	(4,052)

Projected benefit obligation at end of year	$183,993	$164,603	$80,044	$67,764

Change in Plan Assets:
Fair value of plan assets at beginning of year	$130,753	$143,281	$—	$—
Actual return (loss) on assets	16,859	(23,643)	—	—
Employer contributions	4,918	9,427	4,412	4,052
Employee contributions	78	62	—	—
Benefits paid	(9,327)	(9,536)	(4,412)	(4,052)

Fair value of plan assets at end of year	$143,281	$119,591	$—	$—

Funded Status of Plan:
Unfunded status	$(40,712)	$(45,012)	$(80,044)	$(67,764)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2007	2008	2007	2008	2007	2008	2007	2008
Accrued benefit liability	$(40,712)	$(45,012)	$(80,044)	$(67,764)	$(2,831)	$(2,583)	$(123,587)	$(115,359)
Accumulated other comprehensive loss (income)	9,959	24,451	(8,956)	(19,191)	—	—	1,003	5,260

Net amount recognized	$(30,753)	$(20,561)	$(89,000)	$(86,955)	$(2,831)	$(2,583)	$(122,584)	$(110,099)

Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$—	$—	$1,630	$482	$—	$——	$1,630	$482
Amortization of prior service cost	1,033	808	(5,789)	(5,789)	—	—	(4,756)	(4,981)

	$1,033	$808	$(4,159)	$(5,307)	$—	$——	$(3,126)	$(4,499)

        The accumulated benefit obligation for the pension plans was $162,656 and $154,526 at September 30, 2007 and 2008, respectively.

The impact of adopting SFAS No. 158 as of September 30, 2007 was as follows:	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$33,054	$485	$33,539
Total assets	586,484	485	586,969
Accrued pension and postretirement benefits	122,584	1,003	123,587
Total liabilities	269,589	1,003	270,592
Accumulated other comprehensive income, net of tax	4,499	(518)	3,981
Total stockholders' equity	316,895	(518)	316,377

        The Company follows SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, which requires the cost of postretirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Service cost	$3,746	$4,188	$2,761
Interest cost	9,009	9,986	10,757
Expected return on assets	(10,349)	(10,512)	(11,432)
Amortization of prior service cost	—	—	808
Curtailment gain	—	—	(3,659)

Net periodic cost (benefit)	$2,406	$3,662	$(765)

	Postretirement Health Care Benefits
	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Service cost	$2,152	$1,444	$1,307
Interest cost	5,904	4,461	4,859
Amortization of unrecognized prior service cost	(2,895)	(5,789)	(5,789)
Recognized actuarial loss	1,690	1,660	1,630

Net periodic cost	$6,851	$1,776	$2,007

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Assumptions

        A 6.0% (6.4%-2007) annual rate of increase for ages under 65 and an 6.2% (6.9%-2007) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2008, gradually decreasing for both age groups to 5.0% (5.0%-2007) by the year 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in 2008:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$352	$(268)
Effect on accumulated postretirement benefit obligation	0	0

        The effect on accumulated postretirement benefit obligation is zero due to the negative plan amendment that caps the Company costs at $5,000 per year.

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the domestic plans at September 30, 2007 and 2008 were determined based on the following assumptions:

	September 30, 2007	September 30, 2008
Discount rate	6.25%	7.50%
Rate of compensation increase (pension plan only)	4.00%	4.00%

        The net periodic pension and postretirement health care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Discount rate	5.750% (1)	6.000%	6.250%
Expected return on plan assets	8.500%	8.500%	8.500%
Rate of compensation increase (pension plan only)	4.000%	4.000%	4.000%

    (1)
    Effective April 1, 2006, the discount rate for the postretirement health care plan was changed to 6.250% due to the actuarial revaluation for the negative plan amendment.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Plan Assets and Investment Strategy

        The Company's domestic pension plans weighted-average asset allocations by asset category are as follows:

	September 30,
	2007	2008
Equity Securities	61%	55%
Debt Securities	37%	43%
Real Estate	0%	0%
Other	2%	2%

Total	100%	100%

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Contributions and Benefit Payments

        The Company expects to contribute approximately $7,990 to its domestic pension plans, $4,200 to its domestic other postretirement benefit plans, and $1,067 to the U.K. pension plan in fiscal 2009.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2009	$10,110	$4,200
2010	10,328	4,400
2011	10,742	4,600
2012	10,950	4,800
2013	11,427	5,000
2014-2018 (in total)	64,166	25,000

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,042, $3,404 and $3,770 for the years ended September 30, 2006, 2007 and 2008, respectively. Rent expense does not include income from sub-lease rentals totaling $180, $180 and $150 for the years ended September 30, 2006, 2007 and 2008, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2008, are as follows:

Operating
2009	$3,305
2010	2,293
2011	1,431
2012	675
2013	482
2014 and thereafter	2,402

$10,588

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $969 due in the future.

Note 10    Environmental and Legal

        The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental and intellectual property matters. Future expenditures for environmental, intellectual property and other legal matters cannot be determined with any degree of

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 10    Environmental and Legal (Continued)

certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or cash flows.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 10    Environmental and Legal (Continued)

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing.

        The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective action by the Company could be required. In addition, in August, 2008, employees discovered an abnormal pH in the sump pumps located in containment pits in the wastewater treatment facility. After testing, it was determined that there was a leak in the pipeline from the cleaning house to the wastewater treatment facility. NCDENR was notified within 24 hours of the verification of the leak. To date, the state has not responded to this disclosure.

        Historical nitric acid spills were discovered at the Arcadia, Louisiana location in fiscal 2008. Analytical results were received in March, 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality ("LDEQ") in May. Remediation of the spill, including the purchase of new equipment, was substantially complete in fiscal 2008. A preliminary assessment of the LDEQ authorized the Company's proposed remedial actions. In August, 2008, LDEQ submitted a second round of inquiries after an existing sump pump was removed. The Company is in the process or responding to LDEQ's inquiries.

        As of September 30, 2007 and September 30, 2008, the Company has accrued $1,519 and $1,517, respectively, for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,231 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $125 per year over the remaining obligation period.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation

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

        The fair value of option grants was estimated as of the date of the grant pursuant FASB No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts. The fair value of option grants include the assumptions for grants in fiscal 2006, 2007, and 2008 are as follows:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
October 1, 2005	$11.81	0%	2.74%	70.00%	3 years
February 21, 2006	$14.43	0%	4.68%	70.00%	3 years
March 31, 2006	$15.33	0%	4.83%	70.00%	3 years
March 30, 2007	$19.06	0%	4.54%	30.00%	3 years
September 1, 2007	$21.42	0%	4.16%	30.00%	3 years
March 31, 2008	$16.41	0%	1.88%	42.00%	3 years

        On March 31, 2008, the Company granted 130,000 options at an exercise price of $54.00, the fair market value of the Company's common stock on the day prior to the date of the grant. During the year ended September 30, 2008 177,386 options were exercised which generated $2,480 cash and increased the shares of common stock by 177,386 shares.

        The stock-based employee compensation expense for the years ended September 30, 2006, 2007 and 2008 was $2,786 ($1,699 net of tax or $0.17 per fully diluted share), $3,136 ($1,866 net of tax or $0.17 per fully diluted share), $1,650 ($983 net of tax or $0.08 per fully diluted share), respectively. The remaining unrecognized compensation expense at September 30, 2008 was $3,185 to be recognized over a weighted average vesting period of 1.51 years.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        The following table summarizes the activity under the stock option plans:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2007	503,763		$30.52
Granted	130,000		54.00
Exercised	(177,386)	$9,400	13.98
Canceled	(8,000)

Outstanding at September 30, 2008	448,377	$5,862	$43.24	7.83 yrs.

Vested or expected to vest	448,377	$5,862	$43.24	7.83 yrs.

Exercisable at September 30, 2008	210,700	$4,270	$26.57	6.61 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	5.92	136,565	136,565
May 5, 2005	19.00	6.58	8,334	8,334
August 15, 2005	20.25	6.92	10,477	10,477
October 1, 2005	25.50	7.00	5,000	—
February 21, 2006	29.25	7.42	25,001	8,333
March 31, 2006	31.00	7.50	10,000	5,000
March 30, 2007	72.93	8.50	121,000	40,324
September 1, 2007	83.53	8.92	5,000	1,667
March 31, 2008	54.00	9.50	127,000	—

			448,377	210,700

        During the first quarter of fiscal 2006, in accordance with the modified prospective transition method, the Company eliminated its balance in stockholders' equity of deferred stock compensation, which represented unrecognized compensation cost for non-vested stock options.

        SFAS 123(R) requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) was not material.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly results of operations of the Company for the years ended September 30, 2007 and 2008 are as follows:

	2007
	Quarter Ended
	December 31	March 31	June 30		September 30
Net revenues	$120,463	$137,336	$141,087		$160,950
Gross profit	33,621	40,333	36,939	(1)	40,191
Net income	13,184	17,404	17,741	(2)	17,791
Net income per share:
Basic	$1.32	$1.70	$1.52		$1.53
Diluted	$1.27	$1.63	$1.49		$1.50

	2008
	Quarter Ended
	December 31		March 31	June 30	September 30
Net revenues	$146,077		$163,771	$166,340	$160,818
Gross profit	34,205		35,920	40,117	34,415
Net income	13,843	(3)	15,063	17,564	16,308
Net income per share:
Basic	$1.17		$1.27	$1.47	$1.36
Diluted	$1.16		$1.25	$1.46	$1.35

(1)
Reduced by a bonus payment to union employees upon ratification of the collective bargaining agreement of $2.2 million.

(2)
Increased by $2.1 million primarily related to amended tax returns to claim favorable items from extraterritorial income exclusion and foreign tax credits.

(3)
Increased by $2.2 million due to freezing the benefit accruals for all non-union employees in the U.S. pension plan.

Note 13    Segment Reporting

        The Company operates in one business segment: the design, manufacture, marketing and distribution of technologically advanced, high-performance alloys for use in the aerospace, land-based gas turbine and

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 13    Segment Reporting (Continued)

chemical processing industries. The Company has operations in the United States, Europe and China, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

	Year Ended September 30, 2006	Year Ended September 30, 2007	Year Ended September 30, 2008
Net Revenue by Geography:
United States	$265,133	$343,920	$344,118
Europe	117,676	142,641	167,522
China	25,429	35,872	63,950
Other	26,167	37,403	61,416

Net Revenues	$434,405	$559,836	$637,006

Net Revenue by Product Group:
High temperature resistant alloys	$295,395	$386,287	$465,014
Corrosive resistant alloys	139,010	173,549	171,992

Net revenues	$434,405	$559,836	$637,006

        The Net Revenue by Geography for Europe and Other have been restated from $114,026 to $142,641 for Europe and from $66,018 to $37,403 for Other for the year ended September 30, 2007, and from $101,448 to $117,676 for Europe and from $42,395 to $26,167 for Other for the year ended September 30, 2006, as the Company previously used the pre-translation balance from their reporting disclosure support versus the U.S. dollar translated balance in calculating the Europe and Other Net Revenues.

	September 30, 2007	September 30, 2008
Long-lived Assets by Geography:
United States	$143,043	$153,846
Europe	4,262	3,856
China	333	1,244

Total long-lived assets	$147,638	$158,946

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2008	$1,339	$100	$(85)	$1,354
September 30, 2007	1,751	(311)	(101)	1,339
September 30, 2006	1,514	373	(136)	1,751

(1)
Uncollectible accounts written off net of recoveries.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 15    Deferred Revenue

        On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation ("TIMET") for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted to TIMET a security interest on its four-high steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet. Taxes will be paid on the up-front fee primarily in the first quarter of fiscal 2009. The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the up-front fee.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2008 there were no changes in the Company's internal controls over financial reporting or in other factors that have or are reasonably likely to materially affect these controls.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2008 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company's internal control over financial reporting.

Mr. Mark Comerford, President & Chief Executive Officer November 24, 2008	Mr. Marcel Martin, Chief Financial Officer November 24, 2008

Item 9B.    Other Information

        The information contained under "Liquidity—Extension of U.S. Revolving Credit Facility" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Form 10-K is incorporated herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement and "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company's stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Item 13.    Certain Relationships and Related Transactions.

        There are no transactions since the beginning of fiscal 2008, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14.    Principal Accountant Fees and Services.

        The information included under the caption "Independent Registered Accounting Firm" in the Proxy Statement is incorporated herein by reference in response to this item.

 Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this Report.

1.
Financial Statements:

The Financial Statements are set forth under Item 8 in this Form 10-K.

2.
Financial Statement Schedules:

Financial Statement Schedules are omitted as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(b)
Exhibits.    See Index to Exhibits, which is incorporated herein by reference.

(c)
Financial Statement Schedules:    None

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK COMERFORD Mark Comerford President and Chief Executive Officer Date: November 24, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK COMERFORD Mark Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 24, 2008
/s/ MARCEL MARTIN Marcel Martin	Chief Financial Officer (Principal Financial Officer)	November 24, 2008
/s/ DAN MAUDLIN Dan Maudlin	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 24, 2008
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 24, 2008
/s/ PAUL J. BOHAN Paul J. Bohan	Director	November 24, 2008
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 24, 2008
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 24, 2008

Signature	Title	Date

/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 24, 2008
/s/ FRANCIS J. PETRO Francis J. Petro	Director	November 24, 2008
/s/ WILLIAM P. WALL William P. Wall	Director	November 24, 2008
/s/ RONALD W. ZABEL Ronald W. Zabel	Director	November 24, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of Haynes International, Inc. and its Affiliated Debtors and Debtors-In-Possession dated June 29, 2004 (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
2.2	Asset Purchase Agreement by and among Haynes Wire Company, The Branford Wire and Manufacturing Company, Carolina Industries, Inc., and Richard Harcke, dated as of October 28, 2004 (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (reflecting all amendments through February 20, 2007) (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.2	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.2	Haynes International, Inc. Death Benefit Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.3	Amendment No. One to the Haynes International, Inc. Death Benefit Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Haynes International, Inc. Supplemental Executive Retirement Plan, Plan Document effective January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.5	Amendment No. One to the Haynes International, Inc. Supplemental Executive Retirement Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International Inc. Supplemental Executive Retirement Plan(s), Master Trust Agreement, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Amendment No. One to the Master Trust Agreement, dated August 30, 2004 (incorporated by reference to Exhibit 10.7 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, effective January 1, 2002 (incorporated by reference to Exhibit 10.8 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.9	Amendment No. One to the Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 30, 2004 (incorporated by reference to Exhibit 10.9 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.10**	Second Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wachovia Capital Finance Corporation (Central), as agent for the Lenders, and Bank One, N.A., as documentation agent, dated November 18, 2008.
10.11	Consulting, Non-Competition and Confidentiality Agreement by and between Richard Harcke and Haynes Wire Company, dated November 5, 2004 (incorporated by reference to Exhibit 10.14 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.12	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.13*	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.14	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.15	Summary of 2008 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed December 6, 2008).
10.16	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.17	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.18	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.19	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.20	Form of Indemnification Agreement with Anastacia S. Kilian (incorporated by reference to Exhibit 10.31 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.21**	Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008.

Exhibit Number	Description
10.22	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.23	Amended and Restated Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 31, 2004 (incorporated by reference to Exhibit 10.10 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.24	Non-Qualified Stock Option Agreement between Haynes International, Inc. and its President and Chief Executive Officer pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications

*
Confidential treatment has been granted for certain portions of these documents, which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

**
Filed herewith.

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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