Form 10-Q
period 2008-12-31
HAYNES INTERNATIONAL INC
filed 2009-02-09
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

As of February 1, 2009, the registrant had 11,984,623 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1                            FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,058	$4,853
Restricted cash – current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,354 and $1,373, respectively	99,295	78,135
Inventories	304,915	291,753
Income taxes receivable	—	5,309
Deferred income taxes	9,399	9,261
Other current assets	2,573	2,924
Total current assets	423,350	392,345

Property, plant and equipment (at cost)	134,523	136,810
Accumulated depreciation	(27,221)	(29,317)
Net property, plant and equipment	107,302	107,493

Deferred income taxes – long term portion	32,310	31,582
Prepayments and deferred charges	2,741	3,294
Restricted cash – long term portion	220	110
Goodwill	43,737	43,737
Other intangible assets, net	7,907	7,922
Total assets	$617,567	$586,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,939	$35,843
Accrued expenses	12,729	11,602
Income taxes payable	7,482	—
Accrued pension and postretirement benefits	15,016	16,086
Revolving credit facilities	11,812	—
Deferred revenue – current portion	2,500	2,500
Current maturities of long-term obligations	1,515	110
Total current liabilities	92,993	66,141

Long-term obligations (less current portion)	1,582	1,478
Deferred revenue (less current portion)	42,830	42,204
Non-current income taxes payable	276	276
Accrued pension and postretirement benefits	100,343	96,268
Total liabilities	238,024	206,367
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,984,623 issued and outstanding at September 30, 2008 and December 31, 2008)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	225,821	226,275
Accumulated earnings	155,831	160,355
Accumulated other comprehensive loss	(2,121)	(6,526)
Total stockholders’ equity	379,543	380,116
Total liabilities and stockholders’ equity	$617,567	$586,483

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,
	2007	2008

Net revenues	$146,077	$134,304
Cost of sales	111,872	115,554
Gross profit	34,205	18,750
Selling, general and administrative expense	9,990	10,590
Research and technical expense	908	825
Operating income	23,307	7,335
Interest income	(31)	(20)
Interest expense	494	356
Income before income taxes	22,844	6,999
Provision for income taxes	9,001	2,475
Net income	$13,843	$4,524

Net income per share:
Basic	$1.17	$0.38
Diluted	$1.16	$0.38
Weighted average shares outstanding:
Basic	11,821,842	11,984,623
Diluted	11,965,900	12,044,999

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2007	2008
Net income	$13,843	$4,524
Other comprehensive income (loss), net of tax:
Pension curtailment	2,701	—
Foreign currency translation adjustment	(199)	(4,405)
Comprehensive income	$16,345	$119

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2007	2008
Cash flows from operating activities:
Net income	$13,843	$4,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,166	2,454
Amortization	276	291
Stock compensation expense	350	454
Excess tax benefit from option exercises	(2,022)	—
Deferred revenue - portion recognized	(625)	(625)
Deferred income taxes	(3,705)	792
Loss on disposal of property	94	29
Change in assets and liabilities:
Accounts receivable	12,446	18,333
Inventories	(17,673)	9,304
Other assets	(242)	(916)
Accounts payable and accrued expenses	902	(5,055)
Income taxes	11,999	(12,653)
Accrued pension and postretirement benefits	(6,307)	(3,005)
Net cash provided by operating activities	11,502	13,927

Cash flows from investing activities:
Additions to property, plant and equipment	(4,738)	(2,796)
Change in restricted cash	110	110
Net cash used in investing activities	(4,628)	(2,686)

Cash flows from financing activities:
Net decrease in revolving credit	(7,214)	(11,812)
Proceeds from exercise of stock options	1,255	—
Excess tax benefit from option exercises	2,022	—
Payment for debt issuance costs	—	(306)
Changes in long-term obligations	(154)	(1,315)
Net cash used in financing activities	(4,091)	(13,433)

Effect of exchange rates on cash	(56)	(13)
Increase (decrease) in cash and cash equivalents	2,727	(2,205)

Cash and cash equivalents, beginning of period	5,717	7,058
Cash and cash equivalents, end of period	$8,444	$4,853

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$454	$304
Income taxes	$732	$15,787

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2009 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.  New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”  On February 12, 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company was required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurement. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption.  The Company was required to adopt SFAS 159 beginning on October 1, 2008, which had no impact on the Company’s financial position, results of operations or cash flows.

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

and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the affect the adoption of FAS 141(R) will have on its financial position, results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and is currently evaluating the effect the adoption will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company adopted SFAS 162, on November 15, 2008, which had no impact on the Company’s financial position, results of operation or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

Note 3.  Inventories

The following is a summary of the major classes of inventories:

	September 30, 2008	December 31, 2008
Raw Materials	$20,343	$23,856
Work-in-process	155,782	148,817
Finished Goods	127,653	118,136
Other	1,137	944
	$304,915	$291,753

Note 4.  Income Taxes

Income tax expense for the three months ended December 31, 2007 and 2008, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the first quarter of fiscal 2009 was 35.4% compared to 39.4% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to favorable adjustments on an amended state tax return filed in the three months ended December 31, 2008, combined with the prior year impact of FIN 48 during the three months ended December 31, 2007, which did not occur this fiscal year.

Note 5.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2007	2008	2007	2008
Service cost	$706	$635	$361	$332
Interest cost	2,688	2,999	1,115	1,231
Expected return	(2,851)	(2,510)	—	—
Amortizations	201	201	(1,032)	(1,327)
Curtailment gain	(3,659)	—	—	—
Net periodic benefit cost (gain)	$(2,915)	$1,325	$444	$236

The Company contributed $2,640 to the Company sponsored domestic pension plans, $1,130 to its other post-retirement benefit plans and $230 to the U.K. pension plan for the three months ended December 31, 2008. The Company presently expects future contributions of $9,360 to its domestic pension plans, $3,070 to its other post-retirement benefit plans and $837 to the U.K. pension plan for the remainder of fiscal 2009. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

On October 2, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and, effective January 1, 2008, the pension multiplier used to calculate the employee’s monthly benefit was increased from 1.4% to 1.6%. In addition, the Company began making enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant’s salary deferrals, up to 6% of compensation. The Company estimates the redesign of the pension plan, including previous actions to close the plan to new non-union and union employees and the adjustment of the multiplier for non-union and union plan participants, will reduce funding requirements by $23,000 over fiscal years 2008 through 2013. The offsetting estimated incremental cost of the enhanced 401K match is $2,300 over the same six year period. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, we recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income  (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, one filed in California state court against numerous manufacturers, including the Company, in February 2007, and a second case in U.S. Federal court filed in January 2009, both alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company was found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 53 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, there can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there.  In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contain monitoring and post-closure care requirements.  In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit.  The RFI commenced in fiscal 2008 and is ongoing.

The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater and additional corrective actions by the Company could be required.  In addition, in August 2008, employees discovered an abnormal pH in the sump pumps located in the containment pits in the wastewater treatment facility.  After testing, it was determined that there was a leak in the pipeline from the cleaning house to the wastewater treatment facility. NCDENR was notified within 24 hours of the certification of the leak.  To date, the state has not responded to this disclosure.

Historic nitric acid spills were discovered at the Arcadia, Louisiana location in fiscal 2008.  Analytical results were received in March 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality (“LDEQ”) in May.  Remediation of the spill, including the purchase of new equipment, was substantially complete in fiscal 2008.  A preliminary assessment of the LDEQ authorized the Company’s proposed remedial actions.  In August 2008, LDEQ submitted a second round of inquiries after an existing sump pump was removed, which the Company responded to. Another round of correspondence with the state is ongoing.

As of December 31, 2008 and September 30, 2008, the Company has accrued $1,517 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,231 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance.  Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $125 per year over the remaining obligation period.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET  may exercise an option to have ten million additional pounds  of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity.  In addition to the volume commitment, the Company has granted TIMET a security interest on its four-high steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements.  The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing).  The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.  The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the upfront fee.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the upfront fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.  Taxes were paid on the up-front fee primarily in the first quarter of fiscal 2009.

Note 8.  Intangible Assets and Goodwill

Goodwill was created as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value exceeds the fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.  The Company estimates fair value using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment. The Company has non-compete agreements with lives of 2 to 7 years. Amortization of the patents, non-competes and other intangibles was $276 and $291 for the three months ended December 31, 2007 and 2008, respectively.

Goodwill and trademarks were tested for impairment on August 31, 2008 with no impairment recognized.  Due to present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008 of our goodwill and trademarks. No impairment was recognized at December 31, 2008 because the fair value exceeded the carrying values. Management will continue to evaluate goodwill and trademarks for impairment on a quarterly basis if the recent decline in the Company’s stock price continues.

The following represents a summary of intangible assets and goodwill at September 30, 2008 and December 31, 2008:

September 30, 2008	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	$43,737	$—	$43,737
Patents	8,667	(5,480)	3,187
Trademarks	3,800	—	3,800
Non-compete	1,340	(488)	852
Other	465	(397)	68
	$14,272	$(6,365)	$7,907

December 31, 2008	Gross Amount	Accumulated Amortization	Carrying Amount

Goodwill	$43,737	$—	$43,737
Patents	8,667	(5,620)	3,047
Trademarks	3,800	—	3,800
Non-compete	1,340	(558)	782
Other	306	(13)	293
	$14,113	$(6,191)	$7,922

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2009 (remainder of fiscal year)	$699
2010	554
2011	540
2012	359
2013	350

Note 9.   Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended
	December 31,
(in thousands except share and per share data)	2007	2008
Numerator:
Net Income	$13,843	$4,524
Denominator:
Weighted average shares outstanding - Basic	11,821,842	11,984,623
Effect of dilutive stock options	144,058	60,376
Weighted average shares outstanding - Diluted	11,965,900	12,044,999

Basic net income per share	$1.17	$0.38
Diluted net income per share	$1.16	$0.38

Number of shares excluded as their effect would be anti-dilutive	131,000	280,334

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

On October 1, 2008, the Company granted 20,000 options at an exercise price of $46.83, the fair market value of the Company’s common stock on the day prior to the day of the grant.  During the first quarter of fiscal 2008 no options were exercised.

The fair value of the option grants was estimated as of the date of the grant pursuant FASB Statement No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123(R)”), using the Black-Scholes option pricing model with the following assumptions:

			Risk-free
	Fair	Dividend	Interest	Expected	Expected
Grant Date	Value	Yield	Rate	Volatility	Life
October 1, 2008	$15.89	0%	2.12%	47%	3 years

The stock-based employee compensation expense for the three months ended December 31, 2007 and 2008 was  $350 ($209 net of tax or $0.02 per fully diluted share) and $454 ($279 net of tax or $0.02 per fully diluted share), respectively. The remaining unrecognized compensation expense at December 31, 2008 was $2,960 to be recognized over a weighted average period vesting of 1.33 years.

The following tables summarize the activity under the stock option plans for the three months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2008	448,377	$43.24	7.83 years	$5,862
Granted	20,000	46.83
Exercised	—
Forfeited	(32,667)
Outstanding at December 31, 2008	435,710	$41.61	7.60 Years	$1,707
Vested or expected to vest	435,710	$41.61	7.60 Years	$1,707
Exercisable at December 31, 2008	215,700	$26.54	6.36 Years	$1,707

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	5.67	136,565	136,565
May 5, 2005	19.00	6.33	8,334	8,334
August 15, 2005	20.25	6.58	10,477	10,477
October 1, 2005	25.50	6.75	5,000	5,000
February 21, 2006	29.25	7.17	25,001	8,333
March 31, 2006	31.00	7.25	10,000	5,000
March 30, 2007	72.93	8.25	98,333	40,324
September 1, 2007	83.53	8.67	5,000	1,667
March 31, 2008	54.00	9.25	117,000	—
October 1, 2008	46.83	9.75	20,000	—
			435,710	215,700

Note 11.  Subsequent Event

On January 16, 2009, the Company announced that it was taking actions to reduce costs by cutting its worldwide workforce by 12% and implementing a salary freeze for salaried employees.  As a result of these personnel reductions, the annualized savings to cost of goods sold is expected to be approximately $8,400, with an impact in fiscal 2009 of approximately $5,300, net of severance expense. In, addition, the annualized savings to selling, general and administrative expense is expected to be approximately $1,100, with an impact in fiscal 2009 of approximately $700, net of severance expense.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2009 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the Company's control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

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

Significant Events

CEO Transition

The Company announced on April 4, 2008 that Francis Petro had informed the Board of his intention to retire as the Company’s President and Chief Executive Officer at the end of his existing employment agreement on September 30, 2008.

On September 9, 2008, the Company announced that Mark Comerford was appointed as the new President and Chief Executive Officer of the Company reporting directly to the Board of Directors. Mr. Comerford assumed his new position effective upon Mr. Petro’s retirement from the Company.

Before joining the Company, Mr. Comerford was President of Alloy Products at Brush Wellman Inc. Since 1998, Mr. Comerford served in various positions for Brush Wellman Inc. both in the U.S. and Asia. In addition to his considerable experience at Brush Wellman Inc., Mr. Comerford was previously employed at Carpenter Technology and American Brass in various metallurgical engineering, international and commercial management positions.

Extension of U.S. Revolving Credit Facility

Haynes and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.25% per annum, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million.

First Quarter of Fiscal 2009 Gross Profit Margin and Outlook for Remainder of Fiscal Year

First Quarter of Fiscal 2009 Gross Profit Margin

The Company experienced further gross profit margin compression in the first quarter of fiscal 2009. Gross profit margin in the first quarter of fiscal 2009 declined $15.6 million to $18.8 million from $34.4 million in the fourth quarter of fiscal 2008. The gross profit margin percent was 14.0% in the first quarter of fiscal 2009 compared to 21.4% in the fourth quarter of fiscal 2008. The reduction in gross profit margin of $15.6 million from the fourth quarter of fiscal 2008 to the first quarter of fiscal 2009 was due to (i) lower volume due primarily to decreased demand in the Company’s end markets, (ii) a lower average selling price on a certain portion of the Company’s products, (iii) higher per pound manufacturing costs due to the recognition of higher raw material cost from inventory, (iv) a higher percentage of specialty products as a percent of the total mix and (v) reduced absorption of fixed costs due to lower volume.

Due to the increasingly challenging economic environment, the volume between the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 declined by approximately 1.0 million pounds, or approximately 17%.  The product mix in the quarters also changed significantly.  Products shipped in the first quarter of fiscal 2009 included a higher percentage of specialty alloys, which are comprised of higher cost material and require a greater amount of processing compared to commodity alloys. In addition, in the first quarter of fiscal 2009, prices on specialty alloys declined. Gross profit margin in the first quarter was also negatively impacted by higher per pound manufacturing costs due to the recognition of higher raw material cost from inventory. The Company anticipates that the results for the second and third quarters of fiscal 2009 will continue to be unfavorably impacted by the recognition of higher cost material flowing through cost of goods sold, possibly to an even greater degree than in the first quarter of fiscal 2009. Following the third quarter, it is expected that gross profit margin will not be materially affected by this issue, provided that volume and prices stabilize.

Outlook for the Remainder of Fiscal 2009

General

For the remainder of fiscal 2009, the Company expects a slow-down in shipments as the credit crisis and global recession continue. While management believes the Company can maintain profitability for the fiscal year, it is expected that results will be significantly below those seen in recent years, and there will be continued weakness in order entry and pounds shipped over the balance of the year. In particular, continued declines in volume and pricing, combined with the continued impact of high cost inventories, could have a substantial impact on the Company’s profitability in the second quarter.

The Company continues to adjust production schedules, reduce costs and manage cash flow while still moving forward with initiatives that are important to our long-term success. The Company intends to reduce inventory levels and to re-evaluate its capital spending.

As a result of the strategies implemented over the last five years, the Company believes it is well-positioned to deal with the challenges of the down turn. The equipment upgrades, the value-added capabilities and its favorable liquidity position gives the Company an advantage it has not had in past economic down turns.

Competition

The Company has experienced increasing competition since the third quarter of fiscal 2007 from competitors who produce both stainless steel and high-performance alloys.  Due to continued slowness in the stainless steel market, management believes these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times.  While competition should soften as the stainless market improves, based on the current economic environment there is significant uncertainty as to when that may occur and the possibility exists that the stainless market may continue to deteriorate.  Although the Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving cost structure, and striving to improve delivery-times and reliability, continued deterioration in the economy is likely to lead to increasing levels of competition. Increased competition has required the Company to lower prices, which has contributed to the reduction in the Company’s gross profit margin.

Backlog and Strength of Markets

A reduction in economic activity and the increasingly competitive environment manifests itself, in part, as a reduction in the Company’s backlog.  Backlog dollars declined by approximately 13% from September 30, 2008 to December 31, 2008, and backlog pounds declined by approximately 4% in that same period.  Backlog dollars declined by approximately 20% from June 30, 2008 to December 31, 2008, and backlog pounds declined by approximately 13% in that same period.

The following table shows the progressive decline in backlog dollars by market from September 30, 2008 to December 31, 2008 and from June 30, 2008 to December 31, 2008.

	Percent Decline 9/30/08 – 12/31/08	Percent Decline 6/30/08 – 12/31/08
Aerospace	19%	26%
Chemical processing	10%	29%
Land-based gas turbines	14%	21%
Other markets	17%	12%

The major contributing factors to the decline in backlog in both periods were declining raw material costs, increased competition and decreasing activity in the Company’s end markets, as discussed above.  A reduction in backlog ultimately results in a reduction in revenue. Management expects that backlog, and therefore revenues, will continue to decline from last year and quarter over quarter for at least several more quarters.

Cost Reduction Measures

On January 16, 2009, the Company announced that it was taking actions to reduce costs by reducing its worldwide workforce by 12% and implementing a salary freeze for salaried employees.  As a result of these personnel reductions, the annualized savings to cost of sales is expected to be approximately $8.4 million, with an impact in fiscal 2009 of approximately $5.3 million, net of severance expense. The annualized savings to selling, general and administrative expense is expected to be approximately $1.1 million, with an impact in fiscal 2009 of approximately $0.7 million, net of severance expense.

Planned capital spending in fiscal 2009 was originally targeted at approximately $15.1 million. However, the Company is evaluating this planned spending and may postpone certain projects to the latter part of fiscal 2009 or possibly fiscal 2010. Projects are being evaluated to ensure that, if postponed, there will be no material unfavorable impact to operations either in the short- or long-term.

In addition, the Company continues to review and evaluate all discretionary spending in order to identify opportunities of both a short- and long-term nature. These efforts, in conjunction with the application of lean manufacturing techniques, are intended to result in reduced spending and improved operating efficiencies beyond those provided by the reduction in workforce.

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

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Backlog (1)
Dollars (in thousands)	$247,775	$254,470	$252,598	$229,196	$199,667
Pounds (in thousands)	8,274	8,706	8,335	7,575	7,287
Average selling price per pound	$29.95	$29.23	$30.30	$30.26	$27.38

Average nickel price per pound
London Metals Exchange (2)	$12.11	$14.16	$10.23	$8.07	$4.39

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

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net revenues (in thousands)
Aerospace	$59,442	$63,472	$62,857	$61,501	$49,721
Chemical processing	40,805	37,404	49,165	38,718	30,883
Land-based gas turbines	25,505	33,506	31,004	34,102	32,145
Other markets	18,887	26,085	18,811	22,809	19,166
Total product revenue	144,639	160,467	161,837	157,130	131,915
Other revenue	1,438	3,304	4,503	3,688	2,389
Net revenues	$146,077	$163,771	$166,340	$160,818	$134,304

Shipments by markets (in thousands of pounds)
Aerospace	2,154	2,190	2,319	2,188	1,653
Chemical processing	1,312	1,287	1,649	1,140	947
Land-based gas turbines	1,060	1,742	1,519	1,641	1,507
Other markets	681	861	732	800	691
Total shipments	5,207	6,080	6,219	5,769	4,798

Average selling price per pound
Aerospace	$27.60	$28.98	$27.11	$28.11	$30.08
Chemical processing	31.10	29.06	29.82	33.96	32.61
Land-based gas turbines	24.06	19.23	20.41	20.78	21.33
Other markets	27.73	30.30	25.70	28.51	27.74
Total product (excluding other revenue)	27.78	26.39	26.03	27.24	27.49
Total average selling price (including other revenue)	28.05	26.94	26.75	27.88	27.99

Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended
	December 31,				Change
($ in thousands)	2007		2008		Amount	%
Net revenues	$146,077	100.0%	$134,304	100.0%	$(11,773)	(8.1)%
Cost of sales	111,872	76.6%	115,554	86.0%	3,682	3.3%
Gross profit	34,205	23.4%	18,750	14.0%	(15,455)	(45.2)%
Selling, general and administrative expense	9,990	6.8%	10,590	7.9%	600	6.0%
Research and technical expense	908	0.6%	825	0.6%	(83)	(9.1)%
Operating income	23,307	16.0%	7,335	5.5%	(15,972)	(68.5)%
Interest income	(31)	0.0%	(20)	0.0%	11	(35.5)%
Interest expense	494	0.3%	356	0.3%	(138)	(27.9)%
Income before income taxes	22,844	15.6%	6,999	5.2%	(15,845)	(69.4)%
Provision for income taxes	9,001	6.2%	2,475	1.8%	(6,526)	(72.5)%
Net income	$13,843	9.5%	$4,524	3.4%	$(9,319)	(67.3)%

	Three Months Ended
	December 31,		Change
By market	2007	2008	Amount	%
Net revenues (in thousands)
Aerospace	$59,442	$49,721	$(9,721)	(16.4)%
Chemical processing	40,805	30,883	(9,922)	(24.3)%
Land-based gas turbines	25,505	32,145	6,640	26.0%
Other markets	18,887	19,166	279	1.5%
Total product revenue	144,639	131,915	(12,724)	(8.8)%
Other revenue	1,438	2,389	951	66.1%
Net revenues	$146,077	$134,304	$(11,773)	(8.1)%

Pounds by markets (in thousands)
Aerospace	2,154	1,653	(501)	(23.3)%
Chemical processing	1,312	947	(365)	(27.8)%
Land-based gas turbines	1,060	1,507	447	42.2%
Other markets	681	691	10	1.5%
Total shipments	5,207	4,798	(409)	(7.9)%

Average selling price per pound
Aerospace	$27.60	$30.08	$2.48	9.0%
Chemical processing	31.10	32.61	1.51	4.9%
Land-based gas turbines	24.06	21.33	(2.73)	(11.3)%
Other markets	27.73	27.74	0.01	0.0%
Total product (excluding other revenue)	27.78	27.49	(0.29)	(1.0)%
Total average selling price (including other revenue)	28.05	27.99	(0.06)	(0.2)%

Net Revenues.  Net revenues decreased by $11.8 million, or 8.1%, to $134.3 million in the first quarter of fiscal 2009 from $146.1 million in the same period of fiscal 2008.  Volume decreased by 7.9% to 4.8 million pounds in the first quarter of fiscal 2009 from 5.2 million pounds in the same period of fiscal 2008.  The average selling price per pound decreased by 0.2% to $27.99 per pound in the first quarter of fiscal 2009 from $28.05 per pound in the same period of fiscal 2008. Volume and average selling price for  fiscal 2008, including the first quarter, were impacted by a 2.0 million pound order for a single customer which is not being repeated in fiscal 2009. In the first quarter of fiscal 2008 the volume associated with this particular order was approximately 0.4 million pounds with a selling price approximately half of the consolidated average selling price for all products sold in the quarter.  This volume was split between the aerospace and chemical processing markets on a two thirds, one third basis, respectively. As discussed above under “Overview”, increased competition and the global economic recession unfavorably impacted both volume and average selling price in the first quarter of fiscal 2009. As discussed above, the Company’s consolidated backlog decreased by $29.5 million, or 12.9%, to $199.7 million at December 31, 2008 from $229.2 million at September 30, 2008.

Sales to the aerospace market decreased by 16.4% to $49.7 million in the first quarter of fiscal 2009 from $59.4 million in the same period of fiscal 2008, due to a 23.3% decrease in volume partially offset with a 9.0% increase in the average selling price per pound. Volume declined due to slowing demand which is impacted by the global economic recession exacerbated by disruption to the aerospace supply chain from the fall 2008 work stoppage at Boeing. The increase in the average selling price per pound is due to changes in product mix.  Product mix in the first quarter of fiscal 2009 reflects a higher percentage of specialty alloy products and forms with a higher average selling price when compared to the product mix sold in the same period of fiscal 2008.

Sales to the chemical processing market decreased by 24.3% to $30.9 million in the first quarter of fiscal 2009 from $40.8 million in the same period of fiscal 2008, due to an 27.8% decrease in volume, partially offset by a 4.9% increase in the average selling price per pound.  The increase in the average selling price reflects a higher percentage of sales of specialty alloy product.  Volume has declined due to a number of factors, the primary reason being the global economic recession. In addition, volume was affected by the project oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of the project business which also impacts average selling price per pound.

Sales to the land-based gas turbine market increased by 26.0% to $32.1 million for the first quarter of fiscal 2009 from $25.5 million in the same period of fiscal 2008, due to a 42.2% increase in volume, partially offset by a 11.3% decrease in the average selling price per pound.  The decrease in the average selling price is due to the effect of a change in product mix (both form and alloy) and increased competition. The increase in volume reflects lower billet sales in the first quarter of fiscal 2008 due to timing of project business.

Sales to other markets increased by 1.5% to $19.2 million in the first quarter of fiscal 2009 from $18.9 million in the same period of fiscal 2008, due to a 1.5% increase in volume.  Volume of stainless steel wire decreased by 79.1% as a result of the Company’s strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire, while volume of all forms of high-performance alloy sold to other markets increased 33.6% in the first quarter of fiscal 2009 compared to the same period of fiscal 2008.  The increased volume of high-performance alloy in the “other markets” category is primarily due to the Company’s continuing effort to increase sales into markets such as flue gas desulphurization (“FGD”) market, which fall into this category and to expand the number of other markets.

Other Revenue.  Other revenue increased by 66.1% to $2.4 million in the first quarter of fiscal 2009 from $1.4 million for the same period of fiscal 2008.  The increase is due to higher activity in toll conversion and miscellaneous sales.

Cost of Sales.  Cost of sales increased to $115.6 million, and 86.0% of net revenues, in the first quarter of fiscal 2009, compared to $111.9 million, and 76.6% of net revenues, in the same period of fiscal 2008.  Cost of sales in the first quarter of fiscal 2009 increased, as compared to the same quarter of the prior year, as a result of higher per pound manufacturing costs due to the recognition of higher raw material cost from inventory and a higher percentage of specialty products as percent of the total mix.  In addition, labor costs increased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 due to increased wage rates for union employees and increased fringe benefit costs.  In the first quarter of fiscal 2008 cost of sales was reduced by a $3.7 million (2.5% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S.  The increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit) can be attributed to the increased cost of sales, and increased competition combined with weaker demand (which lowered net revenue).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 6.0% to $10.6 million in the first quarter of fiscal 2009 from $10.0 million in the same period of fiscal 2008 due to increased headcount and inflationary rate increases. Selling, general and administrative expenses increased to 7.9% of net revenues in the first quarter of fiscal 2009 compared to 6.8% for the same period of fiscal 2008 due primarily to a decreased level of revenues.

Research and Technical Expense.  Research and technical expense decreased 9.1% to $0.8 million in the first quarter of fiscal 2009 from $0.9 million in the same period of fiscal 2008.

Operating Income.  As a result of the above factors, operating income in the first quarter of fiscal 2009 was $7.3 million compared to $23.3 million in the same period of fiscal 2008.

Interest Expense.  Interest expense decreased 27.9% to $0.4 million in the first quarter of fiscal 2009 from $0.5 million in the same period of fiscal 2008.  The decrease is attributable to a lower average debt balance during the first quarter of fiscal 2009 (zero debt at December 31, 2008).

Income Taxes.  Income tax expense decreased to $2.5 million in the first quarter of fiscal 2009 from $9.0 million in the same period of fiscal 2008 primarily due to lower pretax income. The effective tax rate for the first quarter of fiscal 2009 was 35.4% compared to 39.4% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to favorable adjustments on an amended state tax return filed in the three months ended December 31, 2008 combined with the prior year impact of FIN 48 during the three months ended December 31, 2007 which did not occur this fiscal year.

Net Income.  As a result of the above factors, net income decreased by $9.3 million to $4.5 million in the first quarter of fiscal 2009 from $13.8 million in the same period of fiscal 2008.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2009, the Company’s primary sources of cash were cash from operations and  borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below).  At December 31, 2008, Haynes had cash and cash equivalents of approximately $4.9 million compared to cash and cash equivalents of approximately $7.1 million at September 30, 2008.

Net cash provided by operating activities was $13.9 million in the first quarter of fiscal 2009 compared to $11.5 million in the same period of fiscal 2008.  Several items contributed to the difference.  Cash generated from a decrease in accounts receivable of $18.3 million was $5.9 million higher than the same period of fiscal 2008. Cash generated from reduced inventory balances (net of foreign currency adjustments) of $9.3 million was $27.0 million higher than the same period of fiscal 2008, as a result of both lower levels of inventory required to support a lower sales level and lower average inventory cost per pound. Offsetting the positive items were a lower net income of $9.3 million and the use of cash from higher income tax payments of $12.7 million primarily caused by the tax payment of $15.0 million related to the upfront fee on the TIMET agreement. Net cash used in investing activities was $2.7 million in the first quarter of fiscal 2009 compared to $4.6 million in the first quarter of fiscal 2008, primarily as a result of lower capital expenditures.  Net cash used in financing activities included a reduction in borrowings on the revolving credit facility of $11.8 million as a result of cash generated from operations resulting in a balance on the revolver at December 31, 2008 of zero.

Future sources of liquidity

The Company’s sources of cash for fiscal 2009 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At December 31, 2008, the Company had cash of approximately $4.9 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:   Haynes and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum.  As of December 31, 2008, the U.S. revolving credit facility had an outstanding balance of zero. During the three month period ended December 31, 2008 it bore interest at a weighted average interest rate of 5.18%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment.  For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met.  As of December 31, 2008, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  funding operations;

•                  income tax payments;

•                  capital spending to improve reliability and performance of the equipment; and

•                  pension plan funding;

Planned capital spending in fiscal 2009 was originally targeted at approximately $15.1 million, and approximately $2.8 million was spent in the first quarter of fiscal 2009.  The majority of the planned projects are maintenance capital type projects; however, the Company is evaluating this planned spending and may postpone certain projects to the latter part of fiscal 2009 or possibly fiscal 2010. Projects are being evaluated to ensure that, if postponed, there will be no material unfavorable impact to operations either in the short- or long-term.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2008:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations	$13,453	$3,459	$3,973	$1,875	$4,146
Capital lease obligations	354	33	66	66	189
Raw material contracts	33,474	23,950	9,524	—	—
Mill supplies contracts	156	156	—	—	—
Capital projects	2,037	2,037	—	—	—
Pension plan(2)	41,137	11,637	10,140	19,360	—
Other postretirement benefits(3)	48,000	4,200	9,000	9,800	25,000
Non-compete obligations(4)	220	110	110	—	—
Total	$138,831	$45,582	$32,813	$31,101	$29,335

(1)             Taxes are not included in the table. The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. As of December 31, 2008, the non-current income taxes payable was $276. It is not possible to determine in which period the tax liability might be paid out.

(2)             The Company has a funding obligation to contribute an additional $40,070 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company. The Company expects its U.K. subsidiary to contribute $1,067 in fiscal 2009 to the U.K. Pension Plan.

(3)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

(4)             Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

At December 31, 2008, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”  On February 12, 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company was required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and is currently evaluating the effect the adoption will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

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

The Company’s accounting policies are more fully described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed by the Company with the Securities and Exchange Commission.

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

The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value. If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. The Company estimates fair value using a combination of market value approach using quoted market prices and an income approach using discounted cash flow projections.

The income approach uses a projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We also performed sensitivity analyses on our estimated fair value using the income approach. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach. The Company can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

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

The Company reviewed goodwill and trademarks for impairment as of August 31, 2008, and concluded no impairment adjustment was necessary. Due to the present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008 of our goodwill and trademarks. No impairment was recognized at December 31, 2008 because the fair value exceeded the carrying values. Even though we determined that there was no goodwill or trademark impairment as of December 31, 2008, continued declines in the value of our stock price as well as values of others in our industry, declines in sales beyond our current forecasts, and significant adverse changes in the operating environment for the industry may result in a future impairment charge. Management will continue to evaluate goodwill and trademarks for impairment on a quarterly basis if the recent decline in the Company’s stock price continues.

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

On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at December 31, 2007. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $200,000 for the three months ended December 31, 2007.  The Company’s outstanding variable rate debt was zero at December 31, 2008. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Each foreign subsidiary manages its own foreign currency exchange risk. The Company’s U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At December 31, 2008, the Company had no foreign currency exchange contracts outstanding.

Fluctuations in the price of nickel, our most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that we may not be able to successfully offset a rapid change in the cost of raw material in the future as we have been able to in the past.

Item 4.           Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

In the fourth quarter of fiscal 2008, one of two currently pending cases involving welding rod-related injuries was dismissed.  Both of these cases were filed in California state court against numerous manufacturers, including the Company, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese.  The plaintiff voluntarily dismissed the Company from this lawsuit.

Item 6.           Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: February 9, 2009

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 9, 2009

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

Nonqualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 of the Haynes International, Inc. Form 8-K filed October 7, 2008).

	10.02

Second Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, Wachovia Capital Finance Corporation (Central), as agent, JP Morgan Chase Bank, N.A., as documentation agent and the lenders from time to time party thereto, dated November 18, 2008 (incorporated by reference to Exhibit 10.10 to the Haynes International, Inc. annual Report on form 10-K for the fiscal year ended September 30, 2008).

(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

* Filed herewith