Form 10-Q
period 2009-03-31
HAYNES INTERNATIONAL INC
filed 2009-05-07
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive data File required to be submitted and posted pursuant to file 405 of Regulation ST (§ 232.405 of the chapter) during the preceding 12 months (or for such stated period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

As of May 1, 2009, the registrant had 12,038,423 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1         FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,058	$30,376
Restricted cash — current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,354 and $1,330, respectively	99,295	75,035
Inventories	304,915	243,320
Income taxes receivable	—	12,493
Deferred income taxes	9,399	8,891
Other current assets	2,573	1,887
Total current assets	423,350	372,112

Property, plant and equipment (at cost)	134,523	139,247
Accumulated depreciation	(27,221)	(31,614)
Net property, plant and equipment	107,302	107,633

Deferred income taxes — long term portion	32,310	32,594
Prepayments and deferred charges	2,741	2,779
Restricted cash — long term portion	220	110
Goodwill	43,737	—
Other intangible assets, net	7,907	7,695
Total assets	$617,567	$522,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,939	$22,940
Accrued expenses	12,729	10,234
Income taxes payable	7,482	—
Accrued pension and postretirement benefits	15,016	15,972
Revolving credit facilities	11,812	—
Deferred revenue — current portion	2,500	2,500
Current maturities of long-term obligations	1,515	110
Total current liabilities	92,993	51,756

Long-term obligations (less current portion)	1,582	1,482
Deferred revenue (less current portion)	42,830	41,579
Non-current income taxes payable	276	276
Accrued pension and postretirement benefits	100,343	91,796
Total liabilities	238,024	186,889
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,984,623 and 12,038,423 issued and outstanding at September 30, 2008 and March 31, 2009, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	225,821	226,409
Accumulated earnings	155,831	117,466
Accumulated other comprehensive loss	(2,121)	(7,853)
Total stockholders’ equity	379,543	336,034
Total liabilities and stockholders’ equity	$617,567	$522,923

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009

Net revenues	$163,771	$120,413	$309,848	$254,717
Cost of sales	127,851	113,416	239,723	228,970
Gross profit	35,920	6,997	70,125	25,747
Selling, general and administrative expense	10,062	8,292	20,052	18,882
Research and technical expense	839	814	1,747	1,639
Impairment of goodwill	—	43,737	—	43,737
Operating income (loss)	25,019	(45,846)	48,326	(38,511)
Interest income	(26)	(8)	(57)	(28)
Interest expense	343	123	837	479
Income (loss) before income taxes	24,702	(45,961)	47,546	(38,962)
Provision for (benefit from) income taxes	9,639	(3,072)	18,640	(597)
Net income (loss)	$15,063	$(42,889)	$28,906	$(38,365)
Net income (loss) per share:
Basic	$1.27	$(3.58)	$2.44	$(3.20)
Diluted	$1.25	$(3.58)	$2.41	$(3.20)
Weighted average shares outstanding:
Basic	11,906,076	11,984,623	11,863,729	11,984,623
Diluted	12,030,895	11,984,623	11,998,167	11,984,623

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2008	2009	2008	2009
Net income (loss)	$15,063	$(42,889)	$28,906	$(38,365)
Other comprehensive income (loss), net of tax:
Pension curtailment	—	—	2,701	—

Foreign currency translation adjustment	2,475	(1,326)	2,276	(5,732)
Comprehensive income (loss)	$17,538	$(44,215)	$33,883	$(44,097)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Six Months Ended March 31,
		2008	2009
	Cash flows from operating activities:
	Net income (loss)	$28,906	$(38,365)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation	4,415	4,964
	Amortization	542	528
	Impairment of goodwill	—	43,737
	Stock compensation expense	700	588
	Excess tax benefit from option exercises	(2,077)	—
	Deferred revenue - portion recognized	(1,250)	(1,251)
	Deferred income taxes	(5,498)	590
	Loss on disposal of property	230	29
	Change in assets and liabilities:
	Accounts receivable	4,336	20,863
	Inventories	(15,535)	55,866
	Other assets	(495)	589
	Accounts payable and accrued expenses	(1,515)	(17,573)
	Income taxes	7,806	(19,804)
	Accrued pension and postretirement benefits	(8,454)	(7,591)
	Net cash provided by operating activities	12,111	43,170

	Cash flows from investing activities:
	Additions to property, plant and equipment	(9,356)	(6,118)
	Change in restricted cash	110	110
	Net cash used in investing activities	(9,246)	(6,008)

	Cash flows from financing activities:
	Net decrease in revolving credit	(573)	(11,812)
	Proceeds from exercise of stock options	1,308	—
	Excess tax benefit from option exercises	2,077	—
	Payment for debt issuance costs	—	(316)
	Changes in long-term obligations	(148)	(1,335)
	Net cash provided by (used in) financing activities	2,664	(13,463)

	Effect of exchange rates on cash	251	(381)
	Increase in cash and cash equivalents	5,780	23,318

	Cash and cash equivalents, beginning of period	5,717	7,058
	Cash and cash equivalents, end of period	$11,497	$30,376

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest (net of capitalized interest)	$784	$453
	Income taxes	$16,370	$19,945

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2009 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”  On February 12, 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company was required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The Company is currently evaluating  the impact that FSP 157-4 will have on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) also expands disclosures related to business combinations. SFAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the affect the adoption of SFAS 141(R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and is currently evaluating the effect the adoption will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company adopted SFAS 162, on November 15, 2008, which had no impact on the Company’s financial position, results of operation or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). The FSP requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of FSP 132(R)-1 is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2008	March 31, 2009
Raw Materials	$20,343	$21,820
Work-in-process	155,782	108,989
Finished Goods	127,653	111,515
Other	1,137	996
	$304,915	$243,320

Note 4.   Income Taxes

Income tax expense for the three and six months ended March 31, 2008 and 2009, differed from the U.S. federal statutory rate of 35% partly due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the first six months of fiscal 2009 was a benefit of 1.5% compared to an expense of 39.2% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to the goodwill impairment charge, a change in the reinvestment policy of a foreign entity and lower U.S. taxable income.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2008 and 2009 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2009	2008	2009	2008	2009	2008	2009
Service cost	$709	$614	$361	$332	$1,415	$1,249	$722	$664
Interest cost	2,684	2,905	1,115	1,231	5,372	5,904	2,230	2,462
Expected return	(2,851)	(2,404)	—	—	(5,702)	(4,914)	—	—
Amortizations	203	203	(1,032)	(1,326)	404	404	(2,064)	(2,653)
Curtailment gain	—	—	—	—	(3,659)	—	—	—
Net periodic benefit cost (benefit)	$745	$1,318	$444	$237	$(2,170)	$2,643	$888	$473

The Company contributed $7,216 to the Company sponsored domestic pension plans, $2,446 to its other post-retirement benefit plans and $446 to the U.K. pension plan for the six months ended March 31, 2009. The Company presently expects future contributions of $4,784 to its domestic pension plans, $1,754 to its other post-retirement benefit plans and $621 to the U.K. pension plan for the remainder of fiscal 2009. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

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

On January 16, 2009, the Company announced that it was taking actions to reduce costs by reducing its worldwide workforce by 12%, and implementing a salary freeze for salaried employees, both of which have been achieved.  As a result of these personnel reductions, the annualized savings to cost of sales is expected to be approximately $8,400, with an impact in fiscal 2009 of approximately $5,300, net of severance expense. The annualized savings to selling, general and administrative expense is expected to be approximately $1,100, with an impact in fiscal 2009 of approximately $700, net of severance expense. The full benefit of these cost reduction efforts will begin to be reflected in the third quarter of fiscal 2009.

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

Historic nitric acid spills were discovered at the Arcadia, Louisiana location in fiscal 2008.  Analytical results were received in March 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality (“LDEQ”) in May.  Remediation of the spill, including the purchase of new equipment, was substantially complete in fiscal 2008.  A preliminary assessment of the LDEQ authorized the Company’s proposed remedial actions. LDEQ approved the final remediation plan in February 2009.

As of March 31, 2009 and September 30, 2008, the Company has accrued $1,517 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,231 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $125 per year over the remaining obligation period.

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

Note 8.    Intangible Assets and Goodwill

Goodwill was created primarily as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company has adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value of goodwill exceeds its fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.  The Company estimates fair value using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 2 to 7 years. Amortization of the patents, non-competes and other intangibles was $542 and $528 for the six months ended March 31, 2008 and 2009, respectively.

Goodwill and trademarks were tested for impairment on August 31, 2008 with no impairment recognized.  Due to uncertainty surrounding the global economy and volatility in the Company’s stock price, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008 of its goodwill and trademarks. No impairment was recognized at December 31, 2008 because the fair value exceeded the carrying values.

During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which is an indication that goodwill may be impaired.  As a result, the Company performed an interim step one goodwill impairment analysis as of February 28, 2009 which indicated impairment.  With the assistance of a third-party valuation specialist, the Company first determined the fair value of its one reporting unit using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market  value approach, which uses quoted market prices.  The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management.  These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows of the Company.  The long-term projections used in the valuation were developed as a part of the Company’s annual budgeting and forecasting process.  The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for specific attributes of the Company such as size and industry.

As the second step of the goodwill impairment test, the Company compared the implied fair value of the reporting unit goodwill to the carrying value of that goodwill and determined that the carrying value of the Company’s one reporting unit exceeded its fair value.  As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009.

The following table reflects the change to the carrying amount of goodwill for the six months ended March 31, 2009:

Goodwill balance at September 30, 2008	$43,737
Impairment charge	(43,737)
Goodwill balance at March 31, 2009	$0

The following represents a summary of intangible assets at September 30, 2008 and March 31, 2009:

September 30, 2008	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(5,480)	$3,187
Trademarks	3,800	—	3,800
Non-compete	1,340	(488)	852
Other	465	(397)	68
	$14,272	$(6,365)	$7,907

March 31, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(5,760)	$2,907
Trademarks	3,800	—	3,800
Non-compete	1,340	(628)	712
Other	316	(40)	276
	$14,123	$(6,428)	$7,695

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2009 (remainder of fiscal year)	$473
2010	554
2011	540
2012	359
2013	350

Note 9.   Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands except share and per share data)	2008	2009	2008	2009
Numerator:
Net Income (loss)	$15,063	$(42,889)	$28,906	$(38,365)
Denominator:

Weighted average shares outstanding - Basic	11,906,076	11,984,623	11,863,729	11,984,623
Effect of dilutive stock options	124,819	47,310	134,438	53,843
Adjustment for net loss	—	(47,310)	—	(53,843)
Weighted average shares outstanding - Diluted	12,030,895	11,984,623	11,998,167	11,984,623

Basic net income (loss) per share	$1.27	$(3.58)	$2.44	$(3.20)
Diluted net income (loss) per share	$1.25	$(3.58)	$2.41	$(3.20)

Number of stock option shares excluded as their effect would be anti-dilutive	256,000	334,043	193,500	307,189
Number of restricted stock shares excluded as their performance goal is not yet met	—	53,800	—	53,800

Anti-dilutive shares with respect to outstanding stock options have been excluded from the computation of diluted net income per share. Restricted stock is not included in the computation as the performance goal has not yet been achieved.

Note 10.  Stock-Based Compensation

Restricted Stock Plan

The Company has adopted a restricted stock plan that has reserved 400,000 shares of common stock for issuance.  Grants of restricted stock are rights to acquire shares of the Company’s common stock, which vest in accordance with the terms and conditions established by the Compensation Committee.  The Compensation Committee may set restrictions based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met.  The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

On March 31, 2009, the Company granted 53,800 shares of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grant was $17.82, the closing price of the Company’s common stock on the day of the grant.

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2009:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Fair Value
Unvested at September 30, 2008	0
Granted	53,800		$17.82
Vested	0
Unvested at March 31, 2009	53,800	$959	$17.82

Compensation expense related to restricted stock for the six months ended March 31, 2009 was $0 due to the grant occurring on March 31, 2009. The remaining unrecognized compensation expense at March 31, 2009 was $959 to be recognized over a weighted average period of 3.0 years.

Stock Option Plans

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

In the first six months of fiscal 2009, the Company granted 82,850 options to certain employees. On October 1, 2008, the Company granted 20,000 options at an exercise price of $46.83, the fair market value of the Company’s common stock the day of the grant. In addition on March 31, 2009, the Company granted 62,850 options at an exercise price of $17.82, the fair market value of the Company’s common stock on the day of the grant.  During the first six months of fiscal 2009 no options were exercised.

The fair value of the option grants was estimated as of the date of the grant pursuant FASB Statement No. 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123(R)”), using the Black-Scholes option pricing model with the following assumptions:

			Risk-free
Grant Date	Fair Value	Dividend Yield	Interest Rate	Expected Volatility	Expected Life
October 1, 2008	$15.89	0%	2.12%	47%	3 years
March 31, 2009	$9.86	0%	1.15%	86%	3 years

The stock-based employee compensation expense for the three months ended March 31, 2008 and 2009 was $350 and $134, respectively. The stock-based employee compensation expense for the six months ended March 31, 2008 and 2009 was $700 and $588, respectively. The remaining unrecognized compensation expense at March 31, 2009 was $2,549 to be recognized over a weighted average period vesting of 1.20 years.

The following tables summarize the activity under the stock option plans for the six months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2008	448,377	$43.24	7.83 years	$5,862
Granted	82,850	24.82
Exercised	—
Forfeited/cancelled	(54,334)
Outstanding at March 31, 2009	476,893	$37.34	7.65 Years	$686
Vested or expected to vest	470,608	$37.34	7.65 Years	$686
Exercisable at March 31, 2009	293,697	$33.35	6.66 Years	$686

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	5.42	136,565	136,565
May 5, 2005	19.00	6.08	8,334	8,334
August 15, 2005	20.25	6.42	10,477	10,477
October 1, 2005	25.50	6.50	5,000	5,000
February 21, 2006	29.25	6.92	25,001	25,001
March 31, 2006	31.00	7.00	10,000	10,000
March 30, 2007	72.93	8.00	88,999	60,661
September 1, 2007	83.53	8.42	1,667	1,667
March 31, 2008	54.00	9.00	108,000	35,992
October 1, 2008	46.83	9.50	20,000	—
March 31, 2009	17.82	10.00	62,850	—
			476,893	293,697

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2009 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, may affect the accuracy of forward-looking statements.

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

Significant Events

Reduction in Force

On January 16, 2009, the Company announced that is was taking actions to reduce costs by cutting its worldwide workforce by 12% and implementing a salary freeze of salaried employees. As a result of these actions, the annualized savings to cost of goods sold is expected to be approximately $8.4 million, with an impact in fiscal 2009 of approximately $5.3 million, net of severance expense. In addition, the annualized savings to selling, general and administrative expense is expected to be approximately $1.1 million, with an impact in fiscal 2009 of approximately $0.7 million, net of severance expense.

Goodwill Impairment

As of March 31, 2009, a non-cash goodwill impairment charge of $43.7 million was recorded, of which only $2.3 million is deductible for tax purposes in future periods. As discussed in Note 8 of this Form 10-Q, $41.4 million of goodwill was created primarily as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting, and the impairment of this amount is non-deductible for tax purposes. While the goodwill impairment charge will reduce fiscal 2009 operating results under U.S. generally accepted accounting principles, the impairment is a non-cash charge and will not affect the Company’s liquidity position, cash flows from operating activities, or compliance with its debt covenants, nor is the charge expected to have an impact on future operations. Please see Note 8 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q for additional information.

Second Quarter of Fiscal 2009 Gross Profit Margin and Outlook for Remainder of the Fiscal Year

Second Quarter of Fiscal 2009 Gross Profit Margin

Gross profit margin has declined quarter over quarter since the 3rd quarter of fiscal 2008. The gross profit margin in the second quarter of fiscal 2009 declined to $7.0 million, compared to $18.8 million in the first quarter of fiscal 2009 and $35.9 million in the second quarter of fiscal 2008. The gross profit margin percentage was 5.8% in the second quarter of fiscal 2009 compared to 14.0% in the first quarter of fiscal 2009 and 21.9% in the second quarter of fiscal 2008. The reduction in gross profit margin from the first quarter of fiscal 2009 to the second quarter of fiscal 2009 was due to several factors. First, there was a reduction in revenue of $13.8 million between quarters, primarily as a result of lower average selling price per pound for the Company’s products between quarters. The average selling price per pound declined by $5.62, although the impact of this decline on net revenues was partially offset by higher volume between quarters. While average selling price per pound decreased by $5.62, the average costs of goods sold only declined by $2.96 per pound. Costs of goods sold did not decrease to the same extent as average selling price in the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009 due to (i) the impact on average selling price of continued price compression due to the economic environment, (ii) continued and increased recognition of higher cost raw material from inventory, and (iii) reduced absorption of fixed manufacturing costs due to lower production of sheet product.

Higher per pound manufacturing costs due to the recognition of higher raw material costs from inventory, which also impacted the first quarter of fiscal 2009, had a more significant impact in the second quarter. The Company anticipates that the results for the third quarter of fiscal 2009 will continue to be unfavorably impacted by the recognition of higher cost material flowing through cost of goods sold, however, to a lesser degree than that of either the first or second quarter of fiscal 2009. Following the third quarter, it is expected that gross profit margin will not be materially affected by this issue, provided that volume and prices stabilize.

Outlook for the Remainder of Fiscal 2009

General

For the remainder of fiscal 2009, the Company expects a slow-down in shipments and order entry as a result of the credit crisis and global recession. While management believes the Company can achieve profitability for the fiscal year (excluding the goodwill impairment charge), it is expected that results will be significantly below those seen in recent years. In particular, management expects continued declines in volume and pricing to unfavorably impact the Company’s financial results for the remainder of fiscal 2009 and into fiscal 2010. In addition, management expects third quarter results to be further negatively impacted by high-cost inventory and continued reduced absorption, which inflates cost of goods sold.

The Company continues to adjust production schedules and reduce costs (as disclosed below), and manage cash flow, while still moving forward with initiatives that are important to our long-term success. The Company also reduced inventories substantially in the second quarter and intends to reduce inventory levels further. As a result of the equipment upgrades, service center value-added capabilities and its favorable liquidity position the Company believes it is well-positioned to deal with the challenges of the down turn.

Competition

The Company has experienced increasing competition since the third quarter of fiscal 2007 from competitors who produce both stainless steel and high-performance alloys. While competition should lessen from these competitors when the stainless market improves, based on the current economic environment there is significant uncertainty as to when that may occur and the possibility exists that the stainless market may continue to deteriorate.  Although the Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability, continued deterioration in the economy is likely to lead to increasing levels of competition. Increased competition has required the Company to lower prices, which has contributed to the reduction in the Company’s gross profit margin and net income.

Backlog

A reduction in economic activity and the increasingly competitive environment manifests itself, in part, as a reduction in the Company’s backlog.  Backlog dollars declined by approximately 23% from December 31, 2008 to March 31, 2009, and backlog pounds declined by approximately 24% in that same period with the average selling price remaining essentially equal.  Backlog dollars declined by approximately 39% from June 30, 2008 to March 31, 2009, while there was a decline in backlog pounds of approximately 33% and in average selling price of approximately 9% in the same period.

The major contributing factors to the decline in backlog for the periods noted were a reduction in pounds, decreasing activity in the Company’s end markets, increased competition and declining raw material costs.  A reduction in backlog is indicative of a reduction in revenue. Management expects that backlog, and therefore revenues, will continue to decline from last year and quarter over quarter, until it stabilizes at some point in fiscal 2010.

Cost Reduction Measures

On January 16, 2009, the Company announced that it was taking actions to reduce costs by reducing its worldwide workforce by 12%, and implementing a salary freeze for salaried employees, both of which have been achieved.  As a result of these actions, the annualized savings to cost of sales is expected to be approximately $8.4 million, with an impact in fiscal 2009 of approximately $5.3 million, net of severance expense. The annualized savings to selling, general and administrative expense is expected to be approximately $1.1 million, with an impact in fiscal 2009 of approximately $0.7 million, net of severance expense. The full benefit of these cost reduction efforts will begin to be reflected in the third quarter of fiscal 2009. As a result of the Company’s expectation of reduced activity in order entry and sales volume through the remainder of fiscal 2009, the Company is planning to further reduce employment cost and production hours. These reductions are in the planning stages, and the Company expects to begin implementation during the third fiscal quarter.

The Company continues to evaluate planned capital spending and expects to finish the year at or below the approximately $15.1 million budget originally targeted. In the first half of the fiscal year, the Company spent approximately $6.0 million on capital projects.

In addition, the Company continues to review and evaluate all discretionary spending in order to identify opportunities of both a short- and long-term nature. These efforts, in conjunction with the application of lean manufacturing techniques, are intended to result in reduced spending and improved operating efficiencies beyond those provided by the reduction in workforce. The Company will continue to take targeted action in all areas to align fixed and variable costs with demand levels and necessary levels of service.

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

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Backlog (1)
Dollars (in thousands)	$247,775	$254,470	$252,598	$229,196	$199,667	$153,039
Pounds (in thousands)	8,274	8,706	8,335	7,575	7,287	5,557
Average selling price per pound	$29.95	$29.23	$30.30	$30.26	$27.38	$27.54

Average nickel price per pound
London Metals Exchange (2)	$12.11	$14.16	$10.23	$8.07	$4.39	$4.40

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

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Net revenues (in thousands)
Aerospace	$59,442	$63,472	$62,857	$61,501	$49,721	$45,200
Chemical processing	40,805	37,404	49,165	38,718	30,883	26,025
Land-based gas turbines	25,505	33,506	31,004	34,102	32,145	28,648
Other markets	18,887	26,085	18,811	22,809	19,166	17,562
Total product revenue	144,639	160,467	161,837	157,130	131,915	117,435
Other revenue	1,438	3,304	4,503	3,688	2,389	2,978
Net revenues	$146,077	$163,771	$166,340	$160,818	$134,304	$120,413

Shipments by markets (in thousands of pounds)
Aerospace	2,154	2,190	2,319	2,188	1,653	1,648
Chemical processing	1,312	1,287	1,649	1,140	947	1,170
Land-based gas turbines	1,060	1,742	1,519	1,641	1,507	1,680
Other markets	681	861	732	800	691	871
Total shipments	5,207	6,080	6,219	5,769	4,798	5,369

Average selling price per pound
Aerospace	$27.60	$28.98	$27.11	$28.11	$30.08	$27.43
Chemical processing	31.10	29.06	29.82	33.96	32.61	22.24
Land-based gas turbines	24.06	19.23	20.41	20.78	21.33	17.05
Other markets	27.73	30.30	25.70	28.51	27.74	20.16
Total product (excluding other revenue)	27.78	26.39	26.03	27.24	27.49	21.87
Total average selling price (including other revenue)	28.05	26.94	26.75	27.88	27.99	22.43

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Results of Operations

  ($ in thousands)

	Three Months Ended
	March 31,				Change
	2008		2009		Amount	%
Net revenues	$163,771	100.0%	$120,413	100.0%	$(43,358)	(26.5)%
Cost of sales	127,851	78.1%	113,416	94.2%	(14,435)	(11.3)%
Gross profit	35,920	21.9%	6,997	5.8%	(28,923)	(80.5)%
Selling, general and administrative expense	10,062	6.1%	8,292	6.9%	(1,770)	(17.6)%
Research and technical expense	839	0.5%	814	0.7%	(25)	(3.0)%
Impairment of goodwill	—	—	43,737	36.3%	43,737	NA
Operating income (loss)	25,019	15.3%	(45,846)	(38.1)%	(70,865)	(283.2)%
Interest income	(26)	—	(8)	—	(18)	(69.2)%
Interest expense	343	0.2%	123	0.1%	(220)	(64.1)%
Income (loss) before income taxes	24,702	15.1%	(45,961)	(38.2)%	(70,663)	(286.1)%
Provision (benefit) for income taxes	9,639	5.9%	(3,072)	(2.6)%	(12,711)	(131.9)%
Net income (loss)	$15,063	9.2%	$(42,889)	(35.6)%	(57,952)	(384.7)%

By market

	Three Months Ended
	March31,		Change
	2008	2009	Amount	%
Net revenues (in thousands)
Aerospace	$63,472	$45,200	$(18,272)	(28.8)%
Chemical processing	37,404	26,025	(11,379)	(30.4)%
Land-based gas turbines	33,506	28,648	(4,858)	(14.5)%
Other markets	26,085	17,562	(8,523)	(32.7)%
Total product revenue	160,467	117,435	(43,032)	(26.8)%
Other revenue	3,304	2,978	(326)	(9.9)%
Net revenues	$163,771	$120,413	$(43,358)	(26.5)%

Pounds by markets (in thousands)
Aerospace	2,190	1,648	(542)	(24.7)%
Chemical processing	1,287	1,170	(117)	(9.1)%
Land-based gas turbines	1,742	1,680	(62)	(3.6)%
Other markets	861	871	10	1.2%
Total shipments	6,080	5,369	(711)	(11.7)%

Average selling price per pound
Aerospace	$28.98	$27.43	$(1.56)	(5.4)%
Chemical processing	29.06	22.24	(6.82)	(23.5)%
Land-based gas turbines	19.23	17.05	(2.18)	(11.3)%
Other markets	30.30	20.16	(10.13)	(33.4)%
Total product (excluding other revenue)	26.39	21.87	(4.52)	(17.1)%
Total average selling price (including other revenue)	26.94	22.43	(4.51)	(16.7)%

Net Revenues.  Net revenues decreased by $43.4 million, or 26.5%, to $120.4 million in the second quarter of fiscal 2009 from $163.8 million in the same period of fiscal 2008.  Volume decreased by 11.7% to 5.4 million pounds in the second quarter of fiscal 2009 from 6.1 million pounds in the same period of fiscal 2008.  The average selling price per pound decreased by 16.7% to $22.43 per pound in the second quarter of fiscal 2009 from $26.94 per pound in the same period of fiscal 2008. Prior year volume and average selling price for fiscal 2008,  were impacted by a 2.0 million pound order for a single customer which is not being repeated in fiscal 2009. In the second quarter of fiscal 2008 the volume associated with this particular order was approximately 0.5 million pounds with a selling price approximately half of the consolidated average selling price for all products sold in the quarter.  This volume was split between the aerospace and chemical processing markets on a two thirds, one third basis, respectively. As discussed above under “Overview”, increased competition and the global economic recession unfavorably impacted both volume and average selling price in the second quarter of fiscal 2009. Average selling price also declined due to the reduction in raw material costs. The Company’s consolidated backlog decreased by $46.7 million, or 23.4%, to $153.0 million at March 31, 2009 from $199.7 million at December 31, 2008 due to a slow down in order entry activity.

Sales to the aerospace market decreased by 28.8% to $45.2 million in the second quarter of fiscal 2009 from $63.5 million in the same period of fiscal 2008, due to a 24.7% decrease in volume and a 5.4% decrease in the average selling price per pound. Volume decreased due to slowing market demand  as reflected in the build rate for new aircraft, caused by the global economic recession and exacerbated by disruption to the aerospace supply chain from the fall 2008 work stoppage at Boeing.

Sales to the chemical processing market decreased by 30.4% to $26.0 million in the second quarter of fiscal 2009 from $37.4 million in the same period of fiscal 2008, due to an 9.1% decrease in volume, and a 23.5% decrease in the average selling price per pound.  Volume declined due to a number of factors, primarily impact of the global economic recession on construction and maintenance activity in the market and increased competition from stainless steel producers.

Sales to the land-based gas turbine market decreased by 14.5% to $28.6 million for the second quarter of fiscal 2009 from $33.5 million in the same period of fiscal 2008, due to a 3.6% decrease in volume, and an 11.3% decrease in the average selling price per pound.  The decrease in both volume and average selling price is due to the effect of a change in product mix (both form and alloy) and increased competition.

Sales to other markets decreased by 32.7% to $17.6 million in the second quarter of fiscal 2009 from $26.1 million in the same period of fiscal 2008, due to a 33.4% decrease in average selling price partially offset by a 1.2% increase in volume. The decline in average price reflects the continuing increase in market competition in many of these markets.

Other Revenue.  Other revenue decreased by 9.9% to $3.0 million in the second quarter of fiscal 2009 from $3.3 million for the same period of fiscal 2008.

Cost of Sales.  Cost of sales decreased to $113.4 million in the second quarter of fiscal 2009, compared to $127.9 million in the same period of fiscal 2008.  Cost of sales were 94.2% of net revenues in the second quarter of fiscal 2009, compared to 78.1% in the same period of fiscal 2008. Cost of sales in the second quarter of fiscal 2009 decreased in dollars as compared to the same quarter of the prior year, due to the lower volume between periods. However, per pound manufacturing costs increased due to the recognition of higher raw material cost from inventory, a higher percentage of specialty products as a percent of the total mix and reduced absorption of fixed manufacturing cost caused by lower production volumes in the second quarter of fiscal 2009 compared to the same period in fiscal 2008. This higher per pound cost and increased competition combined with weaker demand (which lowered net revenue and average selling prices), resulted in cost of sales being a higher percentage of net revenues as compared to the same period in fiscal 2008.

Gross Profit. Gross profit decreased to $7.0 million, or 5.8% of net revenues, in the second quarter of fiscal 2009, compared to $35.9 million, or 21.9% of net revenues, in the same period of fiscal 2008 as a result of the above factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 17.6% to $8.3 million in the second quarter of fiscal 2009 from $10.1 million in the same period of fiscal 2008 due to reductions in workforce and other spending reductions. Selling, general and administrative expenses increased to 6.9% of net revenues in the second quarter of fiscal 2009 compared to 6.1% for the same period of fiscal 2008 due primarily to a decreased level of revenues.

Research and Technical Expense.  Research and technical expense decreased 3.0% to $0.8 million in the second quarter of fiscal 2009 from $0.8 million in the same period of fiscal 2008.

Impairment of Goodwill. An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time. Please see Note 8 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q for additional information.

Operating Income (Loss).  As a result of the above factors, operating loss in the second quarter of fiscal 2009 was $(45.8) million compared to operating income of $25.0 million in the same period of fiscal 2008.

Interest Expense.  Interest expense decreased 64.1% to $0.1 million in the second quarter of fiscal 2009 from $0.3 million in the same period of fiscal 2008.  The decrease is attributable to a lower average debt balance during the second quarter of fiscal 2009 (zero debt at March 31, 2009).

Income Taxes.  Income tax expense decreased to a benefit of $3.1 million in the second quarter of fiscal 2009 from an expense of $9.6 million in the same period of fiscal 2008 primarily due to a pretax loss.  The effective tax rate for the second quarter of fiscal 2009 was 6.7% compared to 39.0% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to the impairment of goodwill, a change in the reinvestment policy of a foreign entity and lower U.S. taxable income.

Net Income (Loss).  As a result of the above factors, net income decreased by $58.0 million to a net loss of $(42.9) million in the second quarter of fiscal 2009 from net income of $15.1 million in the same period of fiscal 2008.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Results of Operations

($ in thousands)

	Six Months Ended
	March 31,				Change
	2008		2009		Amount	%
Net revenues	$3 09,848	100.0%	$254,717	100.0%	$(55,131)	(17.8)%
Cost of sales	239,723	77.4%	228,970	89.9%	(10,753)	(4.5)%
Gross profit	70,125	22.6%	25,747	10.1%	(44,378)	(63.3)%
Selling, general and administrative expense	20,052	6.5%	18,882	7.4%	(1,170)	(5.8)%
Research and technical expense	1,747	0.5%	1,639	0.6%	(108)	(6.2)%
Impairment of goodwill	—	—	43,737	17.2%	43,737	NA
Operating income (loss)	48,326	15.6%	(38,511)	(15.1)%	(86,837)	(179.7)%
Interest expense, net	780	0.3%	451	0.1%	(329)	(42.2)%
Income (loss) before income taxes	47,546	15.3%	(38,962)	(15.2)%	(86,508)	(181.9)%
Provision (benefit) for income taxes	18,640	6.0%	(597)	(0.2)%	(19,238)	(103.2)%
Net income (loss)	$28,906	9.3%	(38,365)	(15.0)%	(67,271)	(232.7)%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

By market

	Six Months Ended
	March 31,		Change
	2008	2009	Amount	%
Net revenues (in thousands)
Aerospace	$122,914	$94,921	$(27,993)	(22.8)%
Chemical processing	78,209	56,908	(21,301)	(27.2)%
Land-based gas turbines	59,011	60,793	1,782	3.0%
Other markets	44,972	36,728	(8,244)	(18.3)%
Total product revenue	305,106	249,350	(55,756)	(18.3)%
Other revenue	4,742	5,367	625	13.2%
Net revenues	$309,848	$254,717	$(55,131)	(17.8)%

Pounds by markets (in thousands)
Aerospace	4,344	3,301	(1,043)	(24.0)%
Chemical processing	2,599	2,117	(482)	(18.5)%
Land-based gas turbines	2,802	3,187	385	13.7%
Other markets	1,542	1,562	20	1.3%
Total shipments	11,287	10,167	(1,120)	(9.9)%

Average selling price per pound
Aerospace	$28.30	$28.76	$0.46	1.6%
Chemical processing	30.09	26.88	(3.21)	(10.7)%
Land-based gas turbines	21.06	19.08	(1.99)	(9.4)%
Other markets	29.16	23.51	(5.65)	(19.4)%
Total product (excluding other revenue)	27.03	24.53	(2.50)	(9.2)%
Total average selling price (including other revenue)	27.45	25.05	(2.40)	(8.7)%

Net Revenues.  Net revenues decreased by $55.1 million, or 17.8%, to $254.7 million in the first six months of fiscal 2009 from $309.8 million in the same period of fiscal 2008.  Volume for all products decreased by 9.9% to 10.2 million pounds in the first six months of fiscal 2009 from 11.3 million pounds in the same period of fiscal 2008.  The  average selling price per pound decreased by 8.7% to $25.05 per pound in the first six months of fiscal 2009 from $27.45 per pound in the same period of fiscal 2008.   As discussed above under “Overview”, increased competition and the global economic recession unfavorably impacted both average selling price and volume in the first six months of fiscal 2009. Raw material costs have also declined due to the weak economic environment, which has contributed to the reduction in average selling prices. The Company’s consolidated backlog decreased by $76.2 million, or 33.2%, to $153.0 million at March 31, 2009 from $229.2 million at September 30, 2008 due to a slow down in order entry and lower average selling price.

Sales to the aerospace market decreased by 22.8% to $94.9 million in the first six months of fiscal 2009 from $122.9 million in the same period of fiscal 2008, due to a 24.0% decrease in volume partially offset by a 1.6% increase in average selling price.  The increase in the average selling price per pound is due to changes in product mix.  Product mix reflects a higher percentage of specialty alloy products and forms with a higher average selling price when compared to the product mix sold in the same period of fiscal 2008.  Volume decreased due to slowing market demand as reflected in the build rate for new aircraft.

Sales to the chemical processing market decreased by 27.2% to $56.9 million in the first six months of fiscal 2009 from $78.2 million in the same period of fiscal 2008, due to a 10.7% decrease in the average selling price per pound and a 18.5% decrease in volume.  Volume declined due to a number of factors, primarily the impact of the global economic recession on construction and maintenance activity in the market and increased competition from stainless steel producers.

Sales to the land-based gas turbine market increased by 3.0% to $60.8 million for the first six months of fiscal 2009 from $59.0 million in the same period of fiscal 2008, due to an increase of 13.7% in volume, partially offset by a 9.4% decrease in the average selling price. The decrease in the average selling price and the increase in volume is due to change in product mix to include a higher percentage of billet product in the first six months of fiscal 2009 compared to the same period of fiscal 2008.

Sales to other markets decreased by 18.3% to $36.7 million in the first six months of fiscal 2009 from $45.0 million in the same period of fiscal 2008, due to a 19.4% decrease in average selling price per pound, which was partially offset by a 1.3% increase in volume.   The slight increase in volume of high-performance alloy in the “other markets” category is primarily due to the Company’s continuing effort to increase sales into markets which fall into this category such as flue gas desulphurization and to expand the number of other markets.  The decrease in average selling price is primarily due to the continued competition within this category.

Other Revenue.  Other revenue increased by 13.2% to $5.4 million in the first six months of fiscal 2009 from $4.7 million for the same period of fiscal 2008.  The increase is due to higher toll conversion sales.

Cost of Sales.  Cost of sales decreased to $229.0 million in the first six months of fiscal 2009, compared to $239.7 million in the same period of fiscal 2008.  Cost of sales were 89.9% of net revenues in the first six months of fiscal 2009, compared to 77.4% of net revenues in the same period of fiscal 2008. Cost of sales in first six months of fiscal 2009 decrease in dollars as compared of the same period of the prior year, due to lower volume between periods. However, per pound manufacturing costs increased due to a higher raw material cost from inventory, a higher percentage of specialty products as a percent of total mix and reduced absorption of fixed manufacturing costs caused by lower production volumes.  In the first six months of fiscal 2008, cost of sales was partially offset by a $3.7 million (1.2% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S.  The higher per pound cost and increased competition combined with weaker demand (which lowered net revenue and average selling prices), resulted in cost of sales being a higher percentage of net revenues as compared to the same period of fiscal 2008.

Gross Profit. Gross profit decreased to $25.7 million, or 10.1% of net revenues, for the first six months of fiscal 2009, from $70.1 million, or 22.6% of net revenues, in the same period of fiscal 2008 as a result of the above factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.2 million to $18.9 million in the first six months of fiscal 2009 from $20.1 million for the same period of fiscal 2008 due to reductions in workforce and other spending reductions. Selling, general and administrative expenses as a percentage of net revenues increased to 7.4% in the first six months of fiscal 2009 compared to 6.5% for the same period of fiscal 2008 due primarily to decreased revenues.

Research and Technical Expense.  Research and technical expense decreased to $1.6 million in the first six months of fiscal 2009 from $1.7 million in the same period of fiscal 2008 due to the reduction in workforce during the second quarter of fiscal 2009.

Impairment of Goodwill. An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time. Please see Note 8 in the Notes to Consolidated Financial Statements contained elsewhere in the Form 10-Q for additional information.

Operating Income (Loss).  As a result of the above factors, operating loss in the first six months of fiscal 2009 was $(38.5) million compared to operating income of $48.3 million in the same period of fiscal 2008.

Interest Expense.  Interest expense decreased to $0.5 million in the first six months of fiscal 2009 from $0.8 million for the same period of fiscal 2008.  The decrease is attributable to a lower average debt balance during the second quarter of fiscal 2009 (zero debt at March 31, 2009).

Income Taxes.  Income tax expense decreased to a benefit of $(0.6) million in the first six months of fiscal 2009 from an expense of $18.6 million in the same period of fiscal 2008 due to a pretax loss. The effective tax rate for the first six months of fiscal 2009 was 1.5% compared to 39.2% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to the impairment of goodwill, a change in the reinvestment policy of a foreign entity and lower U.S. taxable income.

Net Income (Loss).  As a result of the above factors, net income decreased by $67.3 million to a net loss of $(38.4) million in the first six months of fiscal 2009 from net income of $28.9 million in the same period of fiscal 2008.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2009, the Company’s primary sources of cash were cash from operations and  borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below).  At March 31, 2009, Haynes had cash and cash equivalents of approximately $30.4 million compared to cash and cash equivalents of approximately $7.1 million at September 30, 2008.

Net cash provided by operating activities was $43.2 million in the first six months of fiscal 2009 compared to $12.1 million in the same period of fiscal 2008.  Several items contributed to this favorable difference.  Cash generated from a decrease in accounts receivable of $20.9 million was $16.6 million higher than the same period of fiscal 2008. Cash generated from reduced inventory balances of $55.9 million was $71.4 million higher than the same period of fiscal 2008, as a result of both lower levels of inventory required to support a lower sales level,  lower average inventory cost per pound as high cost inventory flows through cost of sales and positive results from efforts to improve inventory management. Net loss of $(38.4) million was $67.3 million lower than prior year net income of $28.9 million, partially offset by the goodwill impairment charge of $43.7 million. Also offsetting the positive items were the use of cash from higher income tax payments of $19.8 million primarily caused by the tax payment of $15.0 million related to the upfront fee paid to the Company pursuant to the conversion services agreement  with Titanium Metals Corporation and $17.6 million use of cash from lower accounts payable caused by lower raw material purchases in both pounds and price. Net cash used in investing activities was $6.0 million in the first six months of fiscal 2009 compared to $9.2 million in the same period of fiscal 2008, primarily as a result of lower capital expenditures.  Net cash used in financing activities included a reduction in borrowings on the revolving credit facility of $11.8 million as a result of cash generated from operations, resulting in a balance on the revolver at March 31, 2009 of zero.

Future sources of liquidity

The Company’s sources of cash for fiscal 2009 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2009, the Company had cash of approximately $30.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:   Haynes and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extended the maturity date of the U.S. revolving credit facility to September 30, 2011, increased the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permitted the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminated a covenant requiring the Company to maintain an EBITDA amount of $22.0 million when availability was less than $20.0 million. The maximum revolving loan amount under the Amended Agreement is $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of March 31, 2009, the U.S. revolving credit facility had an outstanding balance of zero. During the six month period ended March 31, 2009, it bore interest at a weighted average interest rate of 5.09%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met. As of March 31, 2009, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•      funding operations;

•      capital spending to improve reliability and performance of the equipment; and

•      pension plan funding.

Planned capital spending in fiscal 2009 will be at or below approximately $15.1 million, and approximately $6.0 million was spent in the first six months of fiscal 2009.  The majority of the planned projects are maintenance type projects; however, the Company is evaluating this planned spending and may postpone certain projects to the latter part of fiscal 2009 or possibly fiscal 2010. Projects are being evaluated to ensure that, if postponed, there will be no material unfavorable impact to operations either in the short- or long-term. Keeping the facilities and equipment up to date continues to be an important focus for the Company.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2009:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations	$12,704	$3,256	$3,678	$1,823	$3,947
Capital lease obligations	313	33	66	66	148
Raw material contracts	30,836	30,836	—	—	—
Mill supplies contracts	104	104	—	—	—
Capital projects	3,285	3,285	—	—	—
Pension plan(2)	41,137	11,531	19,234	10,372	—
Other postretirement benefits(3)	48,000	4,200	9,000	9,800	25,000
Non-compete obligations(4)	220	110	110	—	—
Total	$136,599	$53,355	$32,088	$22,061	$29,095

(1)    Taxes are not included in the table. The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. As of March 31, 2009, the non-current income taxes payable was $276. It is not possible to determine in which period the tax liability might be paid out.

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

At March 31, 2009, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.”  On February 12, 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company was required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

(“FSP 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The Company is currently evaluating  the impact that FSP 157-4 will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) also expands disclosures related to business combinations. SFAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) on its financial position, results of operations, and cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and is currently evaluating the effect the adoption will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). The FSP requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of FSP 132(R)-1 is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

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

In determining the expected rate of return on plan assets, the Company takes into account the Plan’s target allocation of 60% equities and 40% bonds and the expected rate of return for each broad asset class. The Company assumes approximately 3.5% to 4% equity risk premium above the broad bond market yields of 5.50% to 6.00%.  Note that over very long historical periods the realized risk premium has been higher. The Company believes that our assumption of an 8.50% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets.

In the short-term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expense.  A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $260.

To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created.  Technically there is no expected long-term rate of return assumption in a Pension Protection Act (PPA) funding valuation, but actual asset returns above or below the effective interest rate will still create amounts of surplus or deficit.  Under the PPA rules, amounts of surplus or deficit created by asset and other actuarial gains and losses are generally amortized over a 7-year period.  For example, each $1 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $180, depending upon the precise effective interest rate in the valuation, and the timing of the contribution.

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

The income approach uses a projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We also perform sensitivity analyses on our estimated fair value using the income approach. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach.

During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which is an indication that goodwill may be impaired.  As a result, the Company performed an interim step one goodwill impairment analysis as of February 28, 2009 which indicated impairment.  With the assistance of a third-party valuation specialist, the Company determined the fair value of its reporting unit using the income and market comparable valuation methodologies.  The valuation methodologies and the underlying financial information that are used to determine the fair value require significant judgments to be made by management.  These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows of the Company.  The long-term projections used in the valuation are developed as a part of the Company’s annual budgeting and forecasting process.  The discount rate used to determine the fair value of the reporting unit is that of a hypothetical market participant which is developed upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as size and industry.

The second step of the goodwill impairment test compared the implied fair value of the reporting unit goodwill to the carrying value of that goodwill.  The carrying value of the Company’s one reporting unit exceeded the fair value.  The Company compared the implied fair value of the goodwill with the carrying value and a non-cash charge of $43,737 for goodwill impairment was recorded in the second quarter of fiscal 2009.

The Company reviews trademarks for impairment annually or more frequently if events or circumstances indicate that the carrying amount of trademarks may be impaired. If the carrying amount exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of impairment.

The Company reviewed trademarks for impairment as of August 31, 2008, and concluded no impairment adjustment was necessary. Due to the present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008 and again at February 28, 2009 of our trademarks. No impairment was recognized at December 31, 2008 or March 31, 2009 because the fair value exceeded the carrying values. Even though we determined that there was no trademark impairment as of March 31, 2009, declines in sales beyond our current forecasts may result in a future impairment charge. Management will continue to evaluate trademarks for impairment on a quarterly basis if the recent decline in the Company’s sales continues.

Share-Based Compensation

The Company has adopted a restricted stock plan that has reserved 400,000 shares of common stock for issuance.  Grants of restricted stock are rights to acquire shares of the Company’s common stock, which vest in accordance with the terms and conditions established by the Compensation Committee.  The Compensation Committee may set restrictions based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met.  The Company will access, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

Additionally, the Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The original option plan was adopted in 2004 pursuant to the plan of reorganization and provides the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a new option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years for the date of grant and vest 33 1/3% per year over three years from the grant date.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at March 31, 2008. A hypothetical 10% increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $178,000 for the six months ended March 31, 2008.  The Company’s outstanding variable rate debt was zero at March 31, 2009. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Each foreign subsidiary manages its own foreign currency exchange risk. The Company’s U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At March 31, 2009, the Company had no foreign currency exchange contracts outstanding.

Fluctuations in the price of nickel, our most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not use derivative instruments to manage this market risk. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that we may not be able to successfully offset a rapid change in the cost of raw material in the future.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2009, we awarded restricted stock awards of 53,800 shares of common stock to certain key employees and non-employee directors of the Company under and pursuant to the Company’s 2009 Restricted Stock Plan.  The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause.  All grants are subject to the terms and conditions of the Company’s 2009 Restricted Stock Plan. The shares were valued at the fair market value on the date of the grant at $17.82 per share.  In connection with the issuance of these shares, no underwriting discounts or commissions were paid or will be paid. The shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 23, 2009, the Annual Meeting of Stockholders of the Company was held at the Conrad Indianapolis Hotel. The following matters were voted on at the meeting:

MATTER	VOTES CAST FOR	VOTES AGAINST/ WITHHELD	ABSTAIN AND BROKER NON- VOTES
Election of Directors:
Paul J. Bohan	11,117,822	49,874	25,938
Donald C. Campion	10,123,662	1,044,034	25,938
Mark M. Comerford	11,141,358	26,338	25,938
John C. Corey	11,116,983	50,713	25,938
Robert H. Getz	11,046,075	121,621	25,938
Timothy J. McCarthy	11,044,986	122,710	25,938
William P. Wall	11,044,242	123,454	25,938
Approval of the Haynes International, Inc. 2009 Restricted Stock Plan and the reservation of 400,000 shares of common stock for issuance thereunder.	9,939,306	332,116	896,274

Item 6.    Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: May 7, 2009

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: May 7, 2009

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

	4.03	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(10)	10.01	Summary of 2008 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed April 3, 2009).
	10.02*	Haynes International, Inc. 2009 Restricted Stock Plan
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

* Filed herewith