Form 10-Q
period 2009-06-30
HAYNES INTERNATIONAL INC
filed 2009-08-06
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒      No  ☐

As of July 31, 2009, the registrant had 12,096,829 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1         FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,058	$83,916
Restricted cash — current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,354 and $1,638, respectively	99,295	53,674
Inventories	304,915	198,881
Income taxes receivable	—	21,915
Deferred income taxes	9,399	8,492
Other current assets	2,573	1,255
Total current assets	423,350	368,243

Property, plant and equipment (at cost)	134,523	141,554
Accumulated depreciation	(27,221)	(34,684)
Net property, plant and equipment	107,302	106,870

Deferred income taxes — long term portion	32,310	30,720
Prepayments and deferred charges	2,741	2,675
Restricted cash — long term portion	220	110
Goodwill	43,737	—
Other intangible assets, net	7,907	7,457
Total assets	$617,567	$516,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,939	$26,347
Accrued expenses	12,729	9,836
Income taxes payable	7,482	—
Accrued pension and postretirement benefits	15,016	14,675
Revolving credit facilities	11,812	—
Deferred revenue — current portion	2,500	2,500
Current maturities of long-term obligations	1,515	110
Total current liabilities	92,993	53,468

Long-term obligations (less current portion)	1,582	1,487
Deferred revenue (less current portion)	42,830	40,954
Non-current income taxes payable	276	276
Accrued pension and postretirement benefits	100,343	89,026
Total liabilities	238,024	185,211
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,984,623 and 12,096,829 issued and outstanding at September 30, 2008 and June 30, 2009, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	225,821	227,654
Accumulated earnings	155,831	106,522
Accumulated other comprehensive loss	(2,121)	(3,324)
Total stockholders’ equity	379,543	330,864
Total liabilities and stockholders’ equity	$617,567	$516,075

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Net revenues	$166,340	$98,325	$476,188	$353,042
Cost of sales	126,223	106,493	365,946	335,463
Gross profit (loss)	40,117	(8,168)	110,242	17,579
Selling, general and administrative expense	11,007	8,837	31,059	27,719
Research and technical expense	819	757	2,566	2,396
Impairment of goodwill	—	—	—	43,737
Operating income (loss)	28,291	(17,762)	76,617	(56,273)
Interest income	(92)	(42)	(149)	(70)
Interest expense	114	87	951	566
Income (loss) before income taxes	28,269	(17,807)	75,815	(56,769)
Provision for (benefit from) income taxes	10,705	(6,863)	29,345	(7,460)
Net income (loss)	$17,564	$(10,944)	$46,470	$(49,309)
Net income (loss) per share:
Basic	$1.47	$(0.91)	$3.91	$(4.11)
Diluted	$1.46	$(0.91)	$3.87	$(4.11)
Weighted average shares outstanding:
Basic	11,921,541	12,002,754	11,882,929	11,990,667
Diluted	12,045,253	12,002,754	12,013,792	11,990,667

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2009	2008	2009
Net income (loss)	$17,564	$(10,944)	$46,470	$(49,309)
Other comprehensive income (loss), net of tax:
Pension curtailment	—	—	2,701	—
Foreign currency translation adjustment	(207)	4,529	2,069	(1,203)
Comprehensive income (loss)	$17,357	$(6,415)	$51,240	$(50,512)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Nine Months Ended June 30,
		2008	2009
	Cash flows from operating activities:
	Net income (loss)	$46,470	$(49,309)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation	6,561	7,649
	Amortization	824	766
	Impairment of goodwill	—	43,737
	Stock compensation expense	1,216	994
	Excess tax benefit from option exercises	(2,842)	9
	Deferred revenue - portion recognized	(1,875)	(1,876)
	Deferred income taxes	1,767	2,858
	Loss on disposal of property	223	165
	Change in assets and liabilities:
	Accounts receivable	11,587	44,591
	Inventories	(33,595)	104,503
	Other assets	(934)	1,388
	Accounts payable and accrued expenses	8,953	(17,418)
	Income taxes	4,715	(29,371)
	Accrued pension and postretirement benefits	(12,578)	(11,658)
	Net cash provided by operating activities	30,492	97,028

	Cash flows from investing activities:
	Additions to property, plant and equipment	(15,041)	(7,463)
	Asia distribution expansion and acquisition	(3,000)	—
	Change in restricted cash	110	110
	Net cash used in investing activities	(17,931)	(7,353)

	Cash flows from financing activities:
	Net decrease in revolving credit	(13,202)	(11,812)
	Proceeds from exercise of stock options	1,939	848
	Excess tax benefit from option exercises	2,842	(9)
	Payment for debt issuance costs	—	(316)
	Payments on long-term obligations	(139)	(1,449)
	Net cash used in financing activities	(8,560)	(12,738)

	Effect of exchange rates on cash	139	(79)
	Increase in cash and cash equivalents	4,140	76,858

	Cash and cash equivalents, beginning of period	5,717	7,058
	Cash and cash equivalents, end of period	$9,857	$83,916

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest (net of capitalized interest)	$972	$512
	Income taxes	$23,414	$20,365

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2009 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated.

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

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP 157-4 was applied prospectively for interim periods ending after June 15, 2009, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has elected early adoption of SFAS 161 and has included all applicable disclosures in its consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Subsequent events were evaluated through August 6, 2009, the date the consolidated financial statements were issued. See Note 12 for identified items.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The objective of this Statement is to replace SFAS 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a significant impact on the Company’s financial statements.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2008	June 30, 2009
Raw Materials	$20,343	$16,680
Work-in-process	155,782	84,391
Finished Goods	127,653	96,842
Other	1,137	968
	$304,915	$198,881

Note 4.   Income Taxes

Income tax expense for the three and nine months ended June 30, 2008 and 2009, differed from the U.S. federal statutory rate of 35% partly due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the first nine months of fiscal 2009 was a benefit of 13.1% compared to an expense of 38.7% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to the nondeductible goodwill impairment charge, a change in the reinvestment policy of a foreign entity and lower U.S. taxable income.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2008 and 2009, are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2009	2008	2009	2008	2009	2008	2009
Service cost	$708	$597	$361	$331	$2,123	$1,846	$1,083	$995
Interest cost	2,684	2,830	1,115	1,232	8,056	8,734	3,345	3,694
Expected return	(2,852)	(2,365)	—	—	(8,554)	(7,279)	—	—
Amortizations	202	202	(1,032)	(1,327)	606	606	(3,096)	(3,980)
Curtailment gain	—	—	—	—	(3,659)	—	—	—
Net periodic benefit cost (benefit)	$742	$1,264	$444	$236	$(1,428)	$3,907	$1,332	$709

The Company contributed $10,050 to the Company sponsored domestic pension plans, $3,706 to its other post-retirement benefit plans and $683 to the U.K. pension plan for the nine months ended June 30, 2009. The Company presently expects future contributions of $1,950 to its domestic pension plans, $494 to its other post-retirement benefit plans and $384 to the U.K. pension plan for the remainder of fiscal 2009. The Pension Protection Act of 2006 requires funding over a seven year period to achieve 100% funded status.

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

Nitric acid leaks were discovered at the Arcadia, Louisiana location in fiscal 2008.  Analytical results were received in March 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality (“LDEQ”) in May.  Remediation of the leaks, including the purchase of new equipment, was substantially complete in fiscal 2008.  A preliminary assessment of the LDEQ authorized the Company’s proposed remedial actions. LDEQ approved the final remediation plan in February 2009. A summary report of remedial actions and testing results was submitted to LDEQ in July 2009, and the Company is awaiting LDEQ’s response.

As of June 30, 2009 and September 30, 2008, the Company has accrued $1,517 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,231 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $125 per year over the remaining obligation period.

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

Note 8.   Intangible Assets and Goodwill

Goodwill was created primarily as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company has adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value of goodwill exceeds its fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.  The Company estimated fair value using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 2 to 7 years. Amortization of the patents, non-competes and other intangibles was $824 and $766 for the nine months ended June 30, 2008 and 2009, respectively.

Goodwill was tested for impairment on August 31, 2008 with no impairment recognized.  Due to uncertainty surrounding the global economy and volatility in the Company’s stock price, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008 of its goodwill. No impairment was recognized at December 31, 2008 because the fair value exceeded the carrying values.

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

The Company reviewed trademarks for impairment as of August 31, 2008, and concluded no impairment adjustment was necessary. Due to the present uncertainty surrounding the global economy and stock price volatility generally, and volatility in the Company’s stock price in particular, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008, February 28, 2009 and again at June 30, 2009 of trademarks. No impairment was recognized because the fair value exceeded the carrying values. Even though it was determined that there was no trademark impairment as of June 30, 2009, declines in sales beyond current forecasts may result in a future impairment charge. Management will continue to evaluate trademarks for impairment on a quarterly basis if the recent decline in the Company’s sales continues.

The following table reflects the change to the carrying amount of goodwill for the nine months ended June 30, 2009:

Goodwill balance at September 30, 2008	$43,737
Impairment charge	(43,737)
Goodwill balance at June 30, 2009	$0

The following represents a summary of intangible assets at September 30, 2008 and June 30, 2009:

September 30, 2008	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(5,480)	$3,187
Trademarks	3,800	—	3,800
Non-compete	1,340	(488)	852
Other	465	(397)	68
	$14,272	$(6,365)	$7,907

June 30, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(5,900)	$2,767
Trademarks	3,800	—	3,800
Non-compete	1,340	(699)	641
Other	316	(67)	249
	$14,123	$(6,666)	$7,457

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2009 (remainder of fiscal year)	$235
2010	554
2011	540
2012	359
2013	350

Note 9.   Net Income (Loss) Per Share

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands except share and per share data)	2008	2009	2008	2009
Numerator:
Net Income (loss)	$17,564	$(10,944)	$46,470	$(49,309)
Denominator:
Weighted average shares outstanding - Basic	11,921,541	12,002,754	11,882,929	11,990,667
Effect of dilutive stock options	123,712	52,223	130, 863	53,303
Adjustment for net loss	—	(52,223)	—	(53,303)
Weighted average shares outstanding - Diluted	12,045,253	12,002,754	12,013,792	11,990,667

Basic net income (loss) per share	$1.47	$(0.91)	$3.91	$(4.11)
Diluted net income (loss) per share	$1.46	$(0.91)	$3.87	$(4.11)

Number of stock option shares excluded as their effect would be anti-dilutive	256,000	300,565	214,333	304,981
Number of restricted stock shares excluded as their performance goal is not yet met	—	52,050	—	52,050

Anti-dilutive shares with respect to outstanding stock options have been excluded from the computation of diluted net income per share. Restricted stock is not included in the computation as the performance goal is “deemed” not yet achieved.

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

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2009:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Fair Value
Unvested at September 30, 2008	—
Granted	53,800	$959	$17.82
Forfeited / Canceled	(1,750)
Vested	—
Unvested at June 30, 2009	52,050	$1,234	$17.82

Compensation expense related to restricted stock for the nine months ended June 30, 2009 was $77. The remaining unrecognized compensation expense at June 30, 2009 was $850 to be recognized over a weighted average period of 2.75 years.

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

In the first nine months of fiscal 2009, the Company granted 82,850 options to certain employees. On October 1, 2008, the Company granted 20,000 options at an exercise price of $46.83, the fair market value of the Company’s common stock the day of the grant. In addition on March 31, 2009, the Company granted 62,850 options at an exercise price of $17.82, the fair market value of the Company’s common stock on the day of the grant.  During the first nine months of fiscal 2009, 60,156 options were exercised and 69,001 options were forfeited/canceled.

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

The stock-based employee compensation expense from stock options for the three months ended June 30, 2008 and 2009 was $515 and $330, respectively. The stock-based employee compensation expense from stock options for the nine months ended June 30, 2008 and 2009 was $1,216 and $917, respectively. The remaining unrecognized compensation expense at June 30, 2009 was $2,044 to be recognized over a weighted average period vesting of 0.99 years.

The following tables summarize the activity under the stock option plans for the nine months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2008	448,377	$43.24	7.83 years	$5,862
Granted	82,850	24.82
Exercised	(60,156)	14.10
Forfeited/cancelled	(69,001)
Outstanding at June 30, 2009	402,070	$40.25	7.67 Years	$1,335
Vested or expected to vest	395,785	$40.25	7.67 Years	$1,335
Exercisable at June 30, 2009	230,208	$37.80	6.67 Years	$1,335

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	5.17	86,886	86,886
May 5, 2005	19.00	5.83	8,334	8,334
August 15, 2005	20.25	6.17	—	—
October 1, 2005	25.50	6.25	5,000	5,000
February 21, 2006	29.25	6.67	25,001	25,001
March 31, 2006	31.00	6.75	10,000	10,000
March 30, 2007	72.93	7.75	83,166	57,328
September 1, 2007	83.53	8.17	1,667	1,667
March 31, 2008	54.00	8.75	102,666	35,992
October 1, 2008	46.83	9.25	20,000	—
March 31, 2009	17.82	9.75	59,350	—
			402,070	230,208

Note 11. Commodity Contracts

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company’s unrealized hedging loss was $84 at June 30, 2009.

	As of June 30, 2009		Gain or (Loss) Recognized in Income
	Balance Sheet Location	Fair Value	Statement of Operations Location	Nine Months Ended June 30, 2009
Commodity contracts	Accounts Payable	$(84)	Cost of Sales	$(84)

Note 12. Subsequent Event

On August 6, 2009, the Company reduced its worldwide workforce by approximately 6%,  temporarily reduced salaries between 5% and 15% for  salaried employees  and eliminated the cash bonus component of the fiscal 2009 management incentive plan. As a result of these personnel reductions, the annualized savings is expected to be approximately $4,100. The savings that will be reflected in the fourth quarter of fiscal 2009 will be approximately $700 offset by approximately $1.0 million in severance costs.  Subsequent events were evaluated through August 6, 2009, the date the consolidated financial statements were issued.

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

Quarter over Quarter Gross Profit Margin Trend

Gross profit margin has declined quarter over quarter since the 3rd quarter of fiscal 2008. Gross profit margin in the third quarter of fiscal 2009 was a loss of $(8.2) million, compared to a profit of $7.0 million in the second quarter of fiscal 2009. The gross profit margin percentage was negative 8.3% in the third quarter of fiscal 2009 compared to a profit of 5.8% in the second quarter of fiscal 2009. The reduction in gross profit margin from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 was due to several factors. There was a reduction in revenue of $22.1 million between quarters, primarily as a result of a reduction in pounds shipped with the average selling price per pound declining slightly between quarters. Cost of goods sold per pound increased from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 due to (i) reduced absorption of fixed manufacturing costs primarily due to lower production of sheet product, (ii) higher per pound manufacturing costs due to continued recognition of higher cost raw material from inventory, and (iii) an increase in shipments of certain specialty and proprietary alloys as a percent of total pounds shipped. Also compressing margins is the continued impact on average selling price of the weak economic environment.

Higher per pound manufacturing costs due to the recognition of higher raw material costs from inventory impacted the first, second and third quarters of fiscal 2009. Gross profit margin in the fourth quarter is not expected to be materially affected by this issue, provided that volume and prices remain stable.

Outlook

General

The Company expects a continued low level of revenue as a result of the credit crisis and global recession for at least the reminder of fiscal 2009 and first six months of fiscal 2010. Management believes that the Company’s performance through the next three quarters will range from break-even to a small loss in each quarter. It is expected that the weakest results in the next three quarters will occur in the first quarter of fiscal 2010, because typically this quarter is impacted by fewer ship days and extended customer shutdowns. Management expects results in the fourth quarter of fiscal 2009 and first half of fiscal 2010, to be negatively impacted by continued reduced absorption of fixed manufacturing cost, which inflates cost of goods sold, and the competitive environment, which puts downward pressure on prices. However, a portion of this reduced absorption is expected to be offset by lower spending from the cost saving initiatives undertaken in fiscal 2009 (discussed below in further detail).

The Company continues to adjust production schedules, reduce costs and manage cash flow, while still moving forward with initiatives that are important to its long-term success. The Company also reduced inventories substantially in the third quarter and intends to reduce inventory levels further. As a result of recent equipment upgrades, service center value-added capabilities and its favorable liquidity position the Company believes it is well-positioned to deal with the challenges of the downturn and ultimately manage the upturn more effectively than in prior periods.

Backlog

A reduction in economic activity and the increasingly competitive environment manifests itself, in part, as a reduction in the Company’s backlog.  Backlog dollars declined by approximately 26% from March 31, 2009 to June 30, 2009, and backlog pounds declined by approximately 20% in that same period while the backlog average selling price dropped by 8%.  Backlog dollars declined by approximately 55% from June 30, 2008 to June 30, 2009 due to a decline in backlog pounds of approximately 46% and a reduction in backlog average selling price of approximately 16% in the period.

The major contributing factors to the decline in backlog for the periods noted were a reduction in pounds, resulting from decreased activity in the Company’s end markets and increased price competition (discussed below).  A reduction in backlog is indicative of a reduction in revenue in the future. Management expects that backlog, and therefore revenues, will continue to decline from last year and quarter over quarter, until stabilizing at some point in fiscal 2010. Based on order entry for the past five months, including July 2009, it appears that the backlog may stabilize by the end of calendar 2009.

Competition

The Company continued to experience strong price competition from competitors who produce both stainless steel and high-performance alloys in the third fiscal quarter due primarily to weakness in the stainless market.

Increased competition has required the Company to continue lowering prices, which has contributed to the reduction in the Company’s gross profit margin and net income.  There continues to be significant uncertainty as to when the stainless market will improve; however, some financial analysts are writing that the market could begin to see some improvement in the second half of calendar 2009. If that happens, pricing competition in the high-performance alloy industry should begin to ease. The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability. However, continued weakness in the economy continues to generate intense competitive pricing pressure.

Cost Reduction Measures

On August 6, 2009, the Company reduced its worldwide workforce by 6%, temporarily reduced  salaries between 5% and 15% for all salaried employees, and eliminated the cash bonus component of the fiscal 2009 management incentive plan.  These measures follow actions on January 16, 2009 which reduced the Company’s workforce by 12% and froze salaries for all remaining employees.

The annualized savings of the personnel reductions announced today are expected to be approximately $4.1 million, although these savings are not expected to have a material impact on the results of the fourth fiscal quarter.  The severance expense of approximately $1.0 million associated with the current personnel reduction will be paid in the fourth fiscal quarter.  Total personnel reductions in fiscal 2009 represent cost reductions of approximately $13.6 million on an annualized basis, of which approximately $7.1 million will be included in the results of fiscal 2009.

Planned capital spending in fiscal 2009 is expected to be between $10.0 to $12.0 million, compared to an original target of approximately $15.1 million.  The Company evaluated planned spending, postponing certain projects and spending until such time as financial conditions improve.  In light of the significant capital expenditures in recent years to upgrade operations, increase capacity and reduce unplanned downtime, management does not believe that the postponement of the current projects will have a material unfavorable impact on operations in the short- or long-term.

In addition to the actions noted, the Company continues to adjust its production schedules for all its manufacturing facilities, initiating planned furloughs and outages ranging from one day to one week in length in order to limit further personnel reductions while continuing to meet customer delivery requirements at these lower sales volumes.  Cost savings associated with these measures will be dependent upon the level of volume, as well as product mix, but are anticipated to be approximately $6.0 million on an annualized basis.

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

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Backlog (1)
Dollars (in thousands)	$247,775	$254,470	$252,598	$229,196	$199,667	$153,039	$113,420
Pounds (in thousands)	8,274	8,706	8,335	7,575	7,287	5,557	4,468
Average selling price per pound	$29.95	$29.23	$30.30	$30.26	$27.38	$27.54	$25.39

Average nickel price per pound
London Metals Exchange (2)	$12.11	$14.16	$10.23	$8.07	$4.39	$4.40	$6.79

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

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Net revenues (in thousands)
Aerospace	$59,442	$63,472	$62,857	$61,501	$49,721	$45,200	$34,959
Chemical processing	40,805	37,404	49,165	38,718	30,883	26,025	26,944
Land-based gas turbines	25,505	33,506	31,004	34,102	32,145	28,648	22,087
Other markets	18,887	26,085	18,811	22,809	19,166	17,562	11,529
Total product revenue	144,639	160,467	161,837	157,130	131,915	117,435	95,519
Other revenue	1,438	3,304	4,503	3,688	2,389	2,978	2,806
Net revenues	$146,077	$163,771	$166,340	$160,818	$134,304	$120,413	$98,325

Shipments by markets (in thousands of pounds)
Aerospace	2,154	2,190	2,319	2,188	1,653	1,648	1,387
Chemical processing	1,312	1,287	1,649	1,140	947	1,170	1,077
Land-based gas turbines	1,060	1,742	1,519	1,641	1,507	1,680	1,405
Other markets	681	861	732	800	691	871	511
Total shipments	5,207	6,080	6,219	5,769	4,798	5,369	4,380

Average selling price per pound
Aerospace	$27.60	$28.98	$27.11	$28.11	$30.08	$27.43	$25.20
Chemical processing	31.10	29.06	29.82	33.96	32.61	22.24	25.02
Land-based gas turbines	24.06	19.23	20.41	20.78	21.33	17.05	15.72
Other markets	27.73	30.30	25.70	28.51	27.74	20.16	22.56
Total product (excluding other revenue)	27.78	26.39	26.03	27.24	27.49	21.87	21.81
Total average selling price (including other revenue)	28.05	26.94	26.75	27.88	27.99	22.43	22.45

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Results of Operations

	Three Months Ended
	June 30,				Change
($ in thousands)	2008		2009		Amount	%
Net revenues	$166,340	100.0%	$98,325	100.0%	$(68,015)	(40.9)%
Cost of sales	126,223	75.9%	106,493	108.3%	(19,730)	(15.6)%
Gross profit	40,117	24.1%	(8,168)	(8.3)%	(48,285)	(120.4)%
Selling, general and administrative expense	11,007	6.6%	8,837	9.0%	(2,170)	(19.7)%
Research and technical expense	819	0.5%	757	0.8%	(62)	(7.6)%
Operating income (loss)	28,291	17.0%	(17,762)	(18.1)%	(46,053)	(162.8)%
Interest income	(92)	0.0%	(42)	0.0%	(50)	(54.3)%
Interest expense	114	0.0%	87	0.0%	(27)	(23.7)%
Income (loss) before income taxes	28,269	17.0%	(17,807)	(18.1)%	(46,076)	(163.0)%
Provision (benefit) for income taxes	10,705	6.4%	(6,863)	(7.0)%	(17,568)	(164.1)%
Net income (loss)	$17,564	10.6%	$(10,944)	(11.1)%	$(28,508)	(162.3)%

By market

	Three Months Ended
	June 30,		Change
	2008	2009	Amount	%
Net revenues (in thousands)
Aerospace	$62,857	$34,959	$(27,898)	(44.4)%
Chemical processing	49,165	26,944	(22,221)	(45.2)%
Land-based gas turbines	31,004	22,087	(8,917)	(28.8)%
Other markets	18,811	11,529	(7,282)	(38.7)%
Total product revenue	161,837	95,519	(66,318)	(41.0)%
Other revenue	4,503	2,806	(1,697)	(37.7)%
Net revenues	$166,340	$98,325	$(68,015)	(40.9)%

Pounds by markets (in thousands)
Aerospace	2,319	1,387	(932)	(40.2)%
Chemical processing	1,649	1,077	(572)	(34.7)%
Land-based gas turbines	1,519	1,405	(114)	(7.5)%
Other markets	732	511	(221)	(30.2)%
Total shipments	6,219	4,380	(1,839)	(29.6)%

Average selling price per pound
Aerospace	$27.11	$25.20	$(1.91)	(7.0)%
Chemical processing	29.82	25.02	(4.80)	(16.1)%
Land-based gas turbines	20.41	15.72	(4.69)	(23.0)%
Other markets	25.70	22.56	(3.14)	(12.2)%
Total product (excluding other revenue)	26.03	21.81	(4.22)	(16.2)%
Total average selling price (including other revenue)	26.75	22.45	(4.30)	(16.1)%

Net Revenues.  Net revenues were $98.3 million in the third quarter of fiscal 2009, a decrease of $68.0 million, or 40.9%, from $166.3 million in the same period of fiscal 2008.  Volume was 4.4 million pounds in the third quarter of fiscal 2009 a decrease of 6.2 million pounds in the same period of fiscal 2008.  Average selling price per pound was $22.45 in the third quarter of fiscal 2009, a decrease of 16.1% from the selling price per pound of $26.75  in the same period of fiscal 2008.  Volume and average selling price for the third quarter of fiscal 2008 were impacted by a 2.0 million pound order for a single customer, which was not repeated in fiscal 2009. In the third quarter of fiscal 2008 the volume associated with this particular order was approximately 0.7 million pounds with a selling price approximately half of the consolidated average selling price for all products sold in the quarter.  This volume was split between the aerospace and chemical processing markets on a two thirds, one third basis, respectively. As discussed above under “Overview”, increased competition and the global economic recession unfavorably impacted both volume and average selling price in the third quarter of fiscal 2009.  Average selling price also declined due to the reduction in raw material costs. The Company’s consolidated backlog decreased by $39.6 million, or 25.9%, to $113.4 million at June 30, 2009 from $153.0 million at March 31, 2009 due to a slow down in order entry activity.

Sales to the aerospace market was $35.0 million in the third quarter of fiscal 2009, a decrease of 44.4% from $62.9 million in the same period of fiscal 2008, due to a 40.2% decrease in volume and a 7.0% decrease in the average selling price per pound. Volume decreased due to slowing market demand as reflected in the build rate for new aircraft  caused by the global economic recession and exacerbated by disruption to the aerospace supply chain from the fall 2008 work stoppage at Boeing.

Sales to the chemical processing market was $26.9 million in the third quarter of fiscal 2009, a decrease of 45.2% from $49.2 million in the same period of fiscal 2008, due to a 34.7% decrease in volume, and a 16.1% decrease in the average selling price per pound.  Volume declined due primarily to the impact of the global economic recession on construction and maintenance activity in the market and increased competition from stainless steel producers.

Sales to the land-based gas turbine market was $22.1 million for the third quarter of fiscal 2009, a decrease of 28.8% from $31.0 million in the same period of fiscal 2008, due to a 7.5% decrease in volume, and a 23.0% decrease in the average selling price per pound.  The decrease in both volume and average selling price is due to the effect of the economic recession resulting in increased competition.

Sales to other markets was $11.5 million in the third quarter of fiscal 2009, a decrease of 38.7% from $18.8 million in the same period of fiscal 2008, due to a 30.2% decrease in volume, and a 12.2% decrease in the average selling price per pound.  The decline in average selling price reflects the continuing increase in market competition in many of these markets.

Other Revenue.  Other revenue was $2.8 million in the third quarter of fiscal 2009, a decrease of 37.7% from $4.5 million for the same period of fiscal 2008 as conversion business has declined in line with lower levels of business from our customers.

Cost of Sales.  Cost of sales decreased to $106.5 million in the third quarter of fiscal 2009, compared to $126.2 million in the same period of fiscal 2008.  Cost of sales was 108.3% of net revenues in the third quarter of fiscal 2009, compared to 75.9% in the same period of fiscal 2008. Cost of sales in the third quarter of fiscal 2009 decreased in dollars as compared to the same quarter of the prior year, due to the lower volume between periods. However, cost of sales per pound increased due to the recognition of higher raw material cost from inventory, reduced absorption of fixed manufacturing cost caused by lower production volumes in the third quarter of fiscal 2009 compared to the same period in fiscal 2008 and a higher percentage of specialty products as a percent of the total mix. This higher per pound cost and increased competition combined with weaker demand (which lowered net revenue and average selling prices), resulted in cost of sales being a higher percentage of net revenues as compared to the same period in fiscal 2008.

Gross Profit. Gross profit decreased to a loss of $(8.2) million, or (8.3)% of net revenues, in the third quarter of fiscal 2009, compared to profit of $40.1 million, or 24.1% of net revenues, in the same period of fiscal 2008 as a result of the above factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.8 million in the third quarter of fiscal 2009, a decrease of 19.7% from $11.0 million in the same period of fiscal 2008 due to reductions in workforce and other spending reductions. Selling, general and administrative expenses increased to 9.0% of net revenues in the third quarter of fiscal 2009 compared to 6.6% for the same period of fiscal 2008 due primarily to a decreased level of revenues.

Research and Technical Expense.  Research and technical expense remained relatively flat at $0.8 million in the third quarter of fiscal 2009 and $0.8 million in the same period of fiscal 2008.

Operating Income (Loss).  As a result of the above factors, operating loss in the third quarter of fiscal 2009 was $(17.8) million compared to operating income of $28.3 million in the same period of fiscal 2008.

Interest Expense.  Interest expense decreased 23.7% to $0.09 million in the third quarter of fiscal 2009 from $0.1 million in the same period of fiscal 2008.  The decrease is attributable to a lower average debt balance during the third quarter of fiscal 2009 (zero revolver at June 30, 2009).

Income Taxes.  Income tax expense decreased to a benefit of $(6.9) million in the third quarter of fiscal 2009 from an expense of $10.7 million in the same period of fiscal 2008 primarily due to a pretax loss.  The effective tax rate for the third quarter of fiscal 2009 was 38.5% compared to 37.8% in the same period of fiscal 2008.

Net Income (Loss).  As a result of the above factors, net income decreased by $28.5 million to a net loss of $(10.9) million in the third quarter of fiscal 2009 from net income of $17.6 million in the same period of fiscal 2008.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Results of Operations

	Nine Months Ended
	June 30,				Change
($ in thousands)	2008		2009		Amount	%
Net revenues	$476,188	100.0%	$353,042	100.0%	$(123,146)	(25.9)%
Cost of sales	365,946	76.8%	335,463	95.0%	(30,483)	(8.3)%
Gross profit	110,242	23.2%	17,579	5.0%	(92,663)	(84.1)%
Selling, general and administrative expense	31,059	6.5%	27,719	7.9%	(3,340)	(10.8)%
Research and technical expense	2,566	0.5%	2,396	0.7%	(170)	(6.6)%
Impairment of goodwill	—	—	43,737	12.4%	43,737	NA
Operating income (loss)	76,617	16.1%	(56,273)	(15.9)%	(132,890)	(173.4)%
Interest income	(149)	0.0%	(70)	0.0%	(79)	(53.0)%
Interest expense	951	0.2%	566	0.2%	(385)	(40.5)%
Income (loss) before income taxes	75,815	15.9%	(56,769)	(16.1)%	(132,584)	(174.9)%
Provision (benefit) for income taxes	29,345	6.2%	(7,460)	(2.1)%	(36,805)	(125.4)%
Net income (loss)	$46,470	9.8%	$(49,309)	(14.0)%	$(95,779)	(206.1)%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by the Company for the periods shown.

By market

	Nine Months Ended
	June 30,		Change
	2008	2009	Amount	%
Net revenues (in thousands)
Aerospace	$185,771	$129,880	$(55,891)	(30.1)%
Chemical processing	127,374	83,852	(43,522)	(34.2)%
Land-based gas turbines	90,015	82,880	(7,135)	(7.9)%
Other markets	63,783	48,257	(15,526)	(24.3)%
Total product revenue	466,943	344,869	(122,074)	(26.1)%
Other revenue	9,245	8,173	(1,072)	(11.6)%
Net revenues	$476,188	$353,042	$(123,146)	(25.9)%

Pounds by markets (in thousands)
Aerospace	6,663	4,688	(1,975)	(29.6)%
Chemical processing	4,248	3,194	(1,054)	(24.8)%
Land-based gas turbines	4,321	4,592	271	6.3%
Other markets	2,274	2,073	(201)	(8.8)%
Total shipments	17,506	14,547	(2,959)	(16.9)%

Average selling price per pound
Aerospace	$27.88	$27.70	$(0.18)	(0.6)%
Chemical processing	29.98	26.25	(3.73)	(12.4)%
Land-based gas turbines	20.83	18.05	(2.78)	(13.3)%
Other markets	28.05	23.28	(4.77)	(17.0)%
Total product (excluding other revenue)	26.67	23.71	(2.96)	(11.1)%
Total average selling price (including other revenue)	27.20	24.27	(2.93)	(10.8)%

Net Revenues.  Net revenues were $353.0 million in the first nine months of fiscal 2009, a decrease of $123.1 million, or 25.9%, from $476.2 million in the same period of fiscal 2008.  Volume for all products was 14.5 million pounds in the first nine months of fiscal 2009, a decrease of 16.9% from 17.5 million pounds in the same period of fiscal 2008. The average selling price per pound was $24.27 per pound in the first nine months of fiscal 2009, a decrease of 10.8% from $27.20 per pound in the same period of fiscal 2008.   As discussed above under “Overview”, increased competition and the global economic recession unfavorably impacted both average selling price and volume in the first nine months of fiscal 2009. Raw material costs have also declined due to the weak economic environment, which has contributed to the reduction in average selling prices. The Company’s consolidated backlog decreased by $115.8 million, or 50.5%, to $113.4 million at June 30, 2009 from $229.2 million at September 30, 2008 due to a slow down in order entry and lower average selling price.

Sales to the aerospace market was $129.9 million in the first nine months of fiscal 2009, a decrease of 30.1% from $185.8 million in the same period of fiscal 2008, due to a 29.6% decrease in volume and a 0.6% decrease in average selling price.  Volume decreased due to slowing market demand as reflected in the build rate for new aircraft.

Sales to the chemical processing market was $83.9 million in the first nine months of fiscal 2009, a decrease of 34.2%  from $127.4 million in the same period of fiscal 2008, due to a 12.4% decrease in the average selling price per pound and a 24.8% decrease in volume.  Volume declined due to a number of factors, primarily the impact of the global economic recession on construction and maintenance activity in the market and increased competition from stainless steel producers.

Sales to the land-based gas turbine market was $82.9 million for the first nine months of fiscal 2009, a decrease of 7.9% from $90.0 million in the same period of fiscal 2008, due to an increase of 6.3% in volume, offset by a 13.3% decrease in the average selling price. The decrease in the average selling price and the increase in volume is due to change in product mix to include a higher percentage of billet product in the first nine months of fiscal 2009 compared to the same period of fiscal 2008.

Sales to other markets was $48.3 million in the first nine months of fiscal 2009, a decrease of 24.3% from $63.8 million in the same period of fiscal 2008, due to a decrease in volume of 8.8% and a 17.0% decrease in average selling price per pound.  The decrease in volume to other markets is primarily due to a decrease of 79.9% in volume of stainless steel while sales volume of high-performance alloys in the other markets category increased 5.6% in the first nine months of fiscal 2009.  This is primarily due to the continuing effort to increase sales into markets that fall into this category such as flue gas desulphurization and to expand the number of other markets.  The decrease in average selling price is primarily due to the continued competition within this category.

Other Revenue.  Other revenue was $8.2 million in the first nine months of fiscal 2009, a decrease of 11.6% from $9.2 million for the same period of fiscal 2008 as conversion business has declined in line with lower levels of business from our customers.

Cost of Sales.  Cost of sales decreased to $335.5 million in the first nine months of fiscal 2009, compared to $365.9 million in the same period of fiscal 2008.  Cost of sales were 95.0% of net revenues in the first nine months of fiscal 2009, compared to 76.8% of net revenues in the same period of fiscal 2008. Cost of sales in the first nine months of fiscal 2009 decreased in dollars as compared to the same period of the prior year, due to lower volume between periods. However, cost of sales per pound  increased due to higher raw material cost from inventory, reduced absorption of fixed manufacturing costs caused by lower production volumes and a higher percentage of specialty products as a percent of total mix.  In the first nine months of fiscal 2008, cost of sales was partially offset by a $3.7 million (0.8% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S.  The higher per pound cost and increased competition combined with weaker demand (which lowered net revenue and average selling prices), resulted in cost of sales being a higher percentage of net revenues as compared to the same period of fiscal 2008.

Gross Profit. Gross profit decreased to $17.6 million, or 5.0% of net revenues, for the first nine months of fiscal 2009, from $110.2 million, or 23.2% of net revenues, in the same period of fiscal 2008 as a result of the above factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $27.7 million in the first nine months of fiscal 2009, a decrease of $3.3 million from $31.1 million for the same period of fiscal 2008 due to reductions in workforce and other spending reductions. Selling, general and administrative expenses as a percentage of net revenues increased to 7.9% in the first nine months of fiscal 2009 compared to 6.5% for the same period of fiscal 2008 due primarily to decreased revenues.

Research and Technical Expense.  Research and technical expense decreased to $2.4 million in the first nine months of fiscal 2009 from $2.6 million in the same period of fiscal 2008 due to the reduction in workforce during the second quarter of fiscal 2009.

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

Operating Income (Loss).  As a result of the above factors, operating loss in the first nine months of fiscal 2009 was $(56.3) million compared to operating income of $76.6 million in the same period of fiscal 2008.

Interest Expense.  Interest expense decreased to $0.6 million in the first nine months of fiscal 2009 from $1.0 million for the same period of fiscal 2008.  The decrease is attributable to a lower average debt balance during the third quarter of fiscal 2009 (zero revolver at June 30, 2009).

Income Taxes.  Income tax expense decreased to a benefit of $(7.5) million in the first nine months of fiscal 2009 from an expense of $29.3 million in the same period of fiscal 2008 due to a pretax loss. The effective tax rate for the first nine months of fiscal 2009 was 13.1% compared to 38.7% in the same period of fiscal 2008. The decrease in the effective tax rate is primarily attributable to the impairment of nondeductible goodwill, a change in the reinvestment policy of a foreign entity and lower U.S. taxable income.

Net Income (Loss).  As a result of the above factors, net income decreased by $95.8 million to a net loss of $(49.3) million in the first nine months of fiscal 2009 from net income of $46.5 million in the same period of fiscal 2008.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2009, the Company’s primary sources of cash were cash from operations and  borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below).  At June 30, 2009, the Company had cash and cash equivalents of $83.9 million compared to cash and cash equivalents of $7.1 million at September 30, 2008.

Net cash provided by operating activities was $97.0 million in the first nine months of fiscal 2009 compared to $30.5 million in the same period of fiscal 2008.  Several items contributed to this favorable difference.  Cash generated from a decrease in accounts receivable of $44.6 million was $33.0 million higher than the same period of fiscal 2008. Cash generated from reduced inventory balances of $104.5 million was $138.1 million higher than the same period of fiscal 2008, as a result of lower levels of inventory required to support a lower sales level,  lower average inventory cost per pound as high cost inventory flows through cost of sales and positive results from efforts to improve inventory management. Net loss of $(49.3) million was $95.8 million lower than prior year net income of $46.5 million, partially offset by the goodwill impairment charge of $43.7 million. Also offsetting the positive items were the use of cash from; (i) a combination of a reduction in taxes payable and an increase in taxes receivable of $29.4 million primarily caused by the tax payment of $15.0 million related to the upfront fee paid to the Company pursuant to the conversion services agreement  with Titanium Metals Corporation and current year pretax losses which will be carried back to prior years, (ii) $17.4 million use of cash from lower accounts payable caused by lower raw material purchases in both pounds and price, and (iii) $11.7 million use of cash from pension and postretirement benefits primarily caused by higher contributions to the pension plan. Net cash used in investing activities was $7.4 million in the first nine months of fiscal 2009 compared to $17.9 million in the same period of fiscal 2008, primarily as a result of lower capital expenditures.  Net cash used in financing activities included a repayment of borrowings on the revolving credit facility of $11.8 million as a result of cash generated from operations, resulting in a balance on the revolver at June 30, 2009 of zero.

Future sources of liquidity

The Company’s sources of cash for fiscal 2009 are expected to consist primarily of cash generated from operations, cash on hand, and borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, all of which is available to borrow. At June 30, 2009, the Company had cash of approximately $83.9 million, an outstanding balance of zero on the U.S. revolving credit facility and access to approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:   The Company and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extended the maturity date of the U.S. revolving credit facility to September 30, 2011, increased the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permitted the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminated a covenant requiring the Company to maintain an EBITDA amount of $22.0 million when availability was less than $20.0 million. The maximum revolving loan amount under the Amended Agreement is $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum.  As of June 30, 2009, the U.S. revolving credit facility had an outstanding balance of zero. During the nine month period ended June 30, 2009, it bore interest at a weighted average interest rate of 5.06%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment.  For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met.  As of June 30, 2009, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  funding operations;

•                  capital spending to improve reliability and performance of the equipment; and

•                  pension plan funding.

Planned capital spending in fiscal 2009 will be between $10.0 to $12.0 million with approximately $7.5 million spent in the first nine months of fiscal 2009.  The majority of the planned projects are maintenance type projects. The Company continues to evaluate planned spending and has postponed certain projects until fiscal 2010. Projects have been evaluated to ensure that, if postponed, there will be no material unfavorable impact to operations either in the short- or long-term. Keeping the facilities and equipment up to date continues to be an important focus for the Company.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2009:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations	$12,054	$3,133	$3,433	$1,798	$3,690
Capital lease obligations	305	33	66	66	140
Raw material contracts	21,558	21,558	——	—	—
Natural gas hedge	1,689	1,689	—	—	—
Mill supplies contracts	52	52	—	—	—
Capital projects	2,360	2,360	—	—	—
Pension plan(2)	41,137	11,447	19,234	10,456	—
Other postretirement benefits(3)	48,000	4,200	9,000	9,800	25,000
Non-compete obligations(4)	220	110	110	—	—
Total	$127,375	$44,582	$31,843	$22,120	$28,830

(1)             Taxes are not included in the table. The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. As of June 30, 2009, the non-current income taxes payable was $276. It is not possible to determine in which period the tax liability might be paid out.

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

(3)             Represents only expected post-retirement benefits based upon anticipated timing of payments.

(4)             Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

At June 30, 2009, the Company also had $0.03 million outstanding under a letter of credit. The letter of credit is outstanding in connection with a building lease obligation.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has elected early adoption of SFAS 161 and has included all applicable disclosures in its consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Subsequent events were evaluated through August 6, 2009, the date the consolidated financial statements were issued. See Note 12 for identified items.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The objective of this Statement is to replace SFAS 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a significant impact on the Company’s financial statements.

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

The Company reviewed goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill was measured by a comparison of the carrying value to the fair value. If the carrying amount exceeded its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. The Company estimated fair value using a combination of market value approach using quoted market prices and an income approach using discounted cash flow projections.

The income approach used a projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection used management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We also performed sensitivity analyses on our estimated fair value using the income approach. A key assumption in our fair value estimate was the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach.

During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which is an indication that goodwill may be impaired.  As a result, the Company performed an interim step one goodwill impairment analysis as of February 28, 2009 which indicated impairment.  With the assistance of a third-party valuation specialist, the Company determined the fair value of its reporting unit using the income and market comparable valuation methodologies.  The valuation methodologies and the underlying financial information that are used to determine the fair value require significant judgments to be made by management.  These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows of the Company.  The long-term projections used in the valuation are developed as a part of the Company’s annual budgeting and forecasting process.  The discount rate used to determine the fair value of the reporting unit was that of a hypothetical market participant which is developed upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as size and industry.

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

The Company reviewed trademarks for impairment as of August 31, 2008, and concluded no impairment adjustment was necessary. Due to the present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008, February 28, 2009 and again at June 30, 2009 of our trademarks. No impairment was recognized because the fair value exceeded the carrying values. Even though we determined that there was no trademark impairment as of June 30, 2009, declines in sales beyond our current forecasts may result in a future impairment charge. Management will continue to evaluate trademarks for impairment on a quarterly basis if the recent decline in the Company’s sales continues.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. The Company’s outstanding variable rate debt was zero at June 30, 2009. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the three foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Each foreign subsidiary manages its own foreign currency exchange risk. The Company’s U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any U.S. dollar exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer, Vice President of Finance. Most of the currency contracts to buy U.S. dollars are with maturity dates less than six months. At June 30, 2009, the Company had no foreign currency exchange contracts outstanding.

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

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company’s unrealized hedging loss was $84,000 at June 30, 2009. On a hypothetical basis, a $1.00 per MMBTU decrease in the market price of natural gas is estimated to have an unfavorable impact of $300,000 of unrealized hedging loss for the period ended June 30, 2009 as a result of the commodity swap-cash settlement agreement.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Date: August 6, 2009

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: August 6, 2009

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