Form 10-K
period 2009-09-30
HAYNES INTERNATIONAL INC
filed 2009-11-23
CIK 858655

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes        ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes        ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes        ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $214,220,849 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes        ☐ No

         12,101,829 shares of Haynes International, Inc. common stock were outstanding as of November 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 22, 2010 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to strategic plans, revenues, financial results, backlog balance; trends in the industries that consume the Company's products; global economic and political conditions; production levels at the Company's Kokomo, Indiana facility; commercialization of the Company's production capacity; and the Company's ability to develop new products. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward- looking statements as a result of various factors, many of which are beyond the Company's control.

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

 Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 65% of net revenues in fiscal 2009. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated. In fiscal 2009, approximately 82% of the Company's net revenues was generated by its direct sales organization, and the remaining 18% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

        The address of Company's website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company's website date back to February 7, 2008. For all filings made prior to that date, the Company's website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company's website is not incorporated by reference and does not form a part of this Form 10-K.

Significant Events of Fiscal 2009

        The information under the caption "Significant Events of Fiscal 2009" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K is incorporated herein by reference.

Business Strategy

        The Company's goal is to grow its business and increase revenues and profitability while continuing to be its customers' provider of choice for high-performance alloys. The Company pursues this goal by taking advantage of its diverse product offerings and service capabilities to penetrate end markets, and lowering costs through strategic investment in manufacturing facilities.

  •
  Capitalize on strategic equipment investment.  The Company expects to continue to improve operations through ongoing capital investment in manufacturing facilities and equipment. Ongoing investment in equipment has significantly improved the Company's operations by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality, and has improved working capital management. Management believes that the Company's investments will enable it to continue to satisfy long-term customer demand for value-added products that meet ever increasing precise specifications.

    The Company recently announced plans to spend approximately $65.0 million over the next five years on new strategic initiatives, including a total of approximately $10.0 million over the course of fiscal 2010 and 2011 to restructure, consolidate and enhance capabilities at its service center operations; approximately $30.0 million (or $6.0 million per year) on upgrades to its four-high Steckel rolling mill and supporting equipment; and approximately $25.0 million (or $5.0 million per year) on other equipment purchases and upgrades. These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time. In addition, the Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects.

  •
  Increase sales by providing value-added processing services.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company's service and sales centers enable it to develop close customer relationships through direct interaction and to respond to customer orders quickly while providing value-added services such as laser and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers often enable the Company to obtain a selling price advantage. As noted above, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2010 and 2011 to restructure service center operations. Goals for the restructuring include enhanced processing capabilities and more effective use of equipment and personnel, with the effect of improving the return on assets of service center operations.

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

  •
  Increase revenue by developing new products and new applications for existing alloys.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers' specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high-performance alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys; an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

  •
  Expand product capability through strategic acquisitions and alliances.  The Company will continue to examine opportunities that enable it to offer customers an enhanced and more competitive product line to complement its core flat products. These opportunities may include product line enhancement and market expansion opportunities. The Company will also continue to evaluate strategic relationships with third parties in the industry in order to enhance its competitive position and relationships with customers.

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

        In November 2005, Haynes acquired certain assets of the Branford Wire Company, including a facility that manufactured both stainless steel wire and high-performance alloy wire. The Company primarily produces high-performance alloy wire, but continues to produce stainless steel wire on a limited basis at the Haynes Wire Company, in Mountain Home, North Carolina.

        On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock. Simultaneously the Company listed its common stock on The NASDAQ Global Market.

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel-and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes exclusively in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2007, 2008 and 2009, HTA products accounted for approximately 69%, 73% and 74% of the Company's net revenues, respectively; and sales of the Company's CRA products accounted for approximately 31%, 27% and 26% of the Company's net revenues, respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

        High Temperature Resistant Alloys.    HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace market, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generation, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations. The following table sets forth information with respect to the Company's significant high temperature resistant alloys, applications and features (new HTA development is discussed below under "Patents and Trademarks"):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR-160® alloy (1990)(2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES® 242® alloy (1990)(2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES® HR-120® alloy (1990)(2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES® 230® alloy (1984)(2)	Aero/LBGT-ducting, combustors	Excellent combination of strength, stability, oxidation resistance and fabricability
HAYNES® 214® alloy (1981)(2)	Aero-honeycomb seals	Excellent combination of oxidation resistance and fabricating among nickel-based alloys
HAYNES® 188 alloy (1968)(2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-base alloys
HAYNES® 625 alloy (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES® 617 alloy	Aero/LBGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES® 263 alloy (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES® 718 alloy (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost
HAYNES® Ti 3A1-2.5 alloy (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES® 25 alloy (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800°F

(1)
"Aero" refers to the aerospace industry; "LBGT" refers to the land-based gas turbines industry; "CPI" refers to the chemical processing industry.

(2)
Represents a patented product or product which the Company believes has limited or no significant competition.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY® C-2000® alloy (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY® B-3® alloy (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY® D-205® alloy (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET® alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY® C-22® alloy (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY® G-30® alloy (1985)(2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY® G-35® alloy (2004)(2)	CPI-tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY® C-276 alloy (1968)	CPI/FGD/oil land gas-tanks, mixers, piping	Broad resistance to many environments

(1)
"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulphurization industry.

(2)
Represents a patented product or a product to which the Company believes has limited or no significant competition.

Patents and Trademarks

        The Company currently maintains a total of approximately 15 U.S. patents and approximately 136 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys, four of which are currently commercially available and two of which are being scaled-up to be brought to market. Of the alloys which are being commercialized, two alloys saw advancement in the process during fiscal 2009. First, HAYNES® 282® alloy, which management believes will have significant commercial potential for the Company in the long-term, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been approximately 70 customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers. In addition, commercialization of HASTELLOY® C-22HS® alloy also continued in fiscal 2009. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. It is important to note, however, that both of these alloys are in the early stages of commercialization and pounds sold to date are very low compared to the Company's other proprietary alloys; furthermore, pounds in the next three to five years are expected to remain at low levels. The Company believes that the alloys (particularly HAYNES 282 alloy) are significantly further along the commercialization curve when compared to historical trends for other proprietary alloys introduced by the Company. In addition to HAYNES 282 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for HASTELLOY® HYBRID-BC1® alloy. HASTELLOY HYBRID-BC1 alloy, a CRA with potential applications in the chemical processing industry, has resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. U.S. patent applications were filed in fiscal 2006 and 2008 for the HAYNES® NS-163® alloy and HAYNES® HR-224™ alloy, respectively. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2009, with test marketing initiated in early 2009. HAYNES HR-224 alloy is an HTA with superior resistance to oxidation with scale up continuing and test marketing to be initiated in fiscal 2010.

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

        While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. These barriers to entry and production include the unique equipment required to produce this material and the exacting process required to achieve the desired metallurgical properties. These processing requirements include such items as specific annealing temperature, processing speeds and reduction per rolling pass. Management believes that the current alloy development program and these noted barriers to entry reduce the impact of patent expirations on the Company.

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

        Aerospace.    The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Demand for the Company's products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance, replacement and overhaul. The Company views the maintenance, replacement and overhaul business as an area of continuing long-term growth.

        Chemical Processing.    The chemical processing market represents a large base of customers with diverse CRA applications driven by demand for key end use markets such as automobiles, housing, health care, agriculture, and metals production. CRA products supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company's products in this market is driven by the level of maintenance, repair and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company's direct sales efforts outside of the U.S., provide a competitive advantage in marketing its CRA products in the chemical processing market.

        Land-based Gas Turbines.    Demand for the Company's products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company's alloys in the land-based gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land-based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls. With a service center in China and sales centers in India and Singapore, the Company is well positioned to take advantage of the long-term growth potential in those areas in demand for power generation.

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

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 15 total locations in the U.S., Europe, Asia and India, 12 of which are service and/or sales centers. All of the Company's service and/or sales centers are operated either directly by the Company or though its wholly-owned subsidiaries. Approximately 82% of the Company's net revenues in fiscal 2009 were generated by the Company's direct sales organization. The remaining 18% of the Company's fiscal 2009 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 85% of its total sales.

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

        The Company continues to focus on growing its business in foreign markets. In recent years, the Company opened a service and sales center in China, the first service and sales center operated by any manufacturer of nickel- and cobalt-based alloys in China, a second sales office in China, and sales centers in Singapore, India and Italy. Although sales to China in fiscal 2009 were approximately $38.1 million, compared to $64.0 million in fiscal 2008, for the long-term, management continues to view China as an expanding market opportunity for the Company. That is why the Company continues to evaluate the possibility of opening a second service center in China, although global economic conditions may continue to delay this decision.

        While the Company is making concentrated efforts to expand foreign sales, the majority of its revenue continues to be provided by sales to U.S. customers. The Company continues to pursue opportunities to expand this market. The Company's domestic expansion effort includes, but is not limited to, continued expansion of ancillary product forms, the continued development of new high-performance alloys, the utilization of external conversion resources to expand and improve the quality of mill-produced product, the addition of equipment in U.S. service and sales centers to improve the Company's ability to provide a product closer to the form required by the customer and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

        The following table sets forth the approximate percentage of the Company's fiscal 2009 net revenues generated through each of the Company's distribution channels.

	Domestic	Foreign	Total
Company mill direct/service and sales centers	50%	32%	82%
Independent distributors/sales agents	13%	5%	18%

Total	63%	37%	100%

        The Company's top twenty customers accounted for approximately 33%, 36% and 35% of the Company's net revenues in fiscal 2007, 2008 and 2009, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2007, 2008 or 2009.

        Net revenues and net income (loss) in fiscal 2007, 2008 and 2009 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 61%, 54% and 63% of the Company's net revenues in fiscal 2007, 2008 and 2009, respectively. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the

U.S. It is expected that net revenues and net income will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $215.9 million, $292.9 million, and $179.7 million for fiscal 2007, 2008 and 2009, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Manufacturing Process

        High-performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower-performance alloys, such as stainless steel. The alloying elements in high-performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high-performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower-performance alloy to achieve proper dimensions. Certain alloys may undergo as many as 40 distinct stages of melting, remelting, annealing, forging, rolling and pickling before they achieve the specifications required by a customer. The Company manufactures its high-performance alloys in various forms, including sheet, plate, billet/ingot, tubular, wire and other forms.

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

        The Company has a four-high Steckel rolling mill for use in hot rolling high-performance alloys, created specifically for that purpose. The four-high Steckel rolling mill was installed in 1982 and is one of only two such mills in the high-performance alloy industry. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

        The Company also operates a three-high rolling mill and a two-high rolling mill, each of which is capable of custom processing much smaller quantities of material than the four-high Steckel rolling mill. These mills provide the Company with significant flexibility in running smaller batches of varied products in response to customer requirements. The Company believes the flexibility provided by the three-high and two-high mills provides the Company an advantage over its major competitors in obtaining smaller specialty orders.

        Investments in plant and equipment will allow the Company to increase capacity, reduce unplanned equipment outages, produce higher quality products at reduced costs and improve working capital management. The Company spent $16.2 million in fiscal 2007, $18.7 million in fiscal 2008 and $9.3 million in fiscal 2009 on plant and equipment upgrades. The significant investments over the last several years were the result of under-investment in prior years, as well as increases in customer demand and quality requirements. The principal benefits of these investments are improved machine reliability, improved product quality, increased processing efficiency, increased capacity, reduced maintenance costs and reduced risk of unplanned outages.

        The Company recently announced plans to spend approximately $65.0 million in fiscal 2010 through fiscal 2014 on new strategic initiatives, including approximately $10.0 million to restructure, consolidate and enhance capabilities of its service center operations, approximately $30.0 million on upgrades to its four-high Steckel rolling mill and supporting equipment and approximately $25.0 million on other equipment purchases and upgrades. These projects are expected to reduce operating costs, improve delivery performance and decrease cycle time. In addition, the Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects.

        In fiscal 2010 capital spending is targeted at approximately $15.0 million, with the focus on recurring equipment requirements of approximately $9.0 million and approximately $6.0 million on the upgrade of the four-high Steckel rolling mill. The $10.0 million service center restructuring is still in the planning phases and it is not known at this time what portion will be spent in fiscal 2010. Management does not anticipate prolonged equipment outages as a result of upgrades in fiscal 2010.

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

Consolidated Backlog at Fiscal Quarter End

	2006	2007	2008	2009
	(in millions)
1st quarter	$203.5	$206.9	$247.8	$199.7
2nd quarter	207.4	237.6	254.5	153.0
3rd quarter	200.8	258.9	252.6	113.4
4th quarter	206.9	236.3	229.2	106.7

Raw Materials

        In fiscal 2009, nickel, a major component of many of the Company's products, accounted for approximately 47% of raw material costs, or approximately 28% of total cost of sales. Each pound of high-performance alloy contains, on average, 47% nickel. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30 day period ended on the last day of the period presented, as reported by the London Metals Exchange for September 30, 2007, 2008 and 2009, was $13.40, $8.07 and $7.93, respectively. While the price of nickel at September 30, 2009 was slightly lower than the same time in 2008, the range of nickel prices throughout the two respective years varied greatly with average nickel prices in fiscal 2009 approximately half of average nickel prices in fiscal 2008. Prices for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium, were also lower in fiscal 2009 than fiscal 2008.

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

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2009, the technology, engineering and technological testing staff consisted of 21 persons, 9 of whom have engineering or science degrees, including 5 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and in the development of new applications for already existing alloys. The Company spent approximately $3.1 million, $3.4 million and $3.1 million for research and technical support activities for fiscal 2007, 2008 and 2009, respectively.

        During fiscal 2009, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, all relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing), and power generation.

Competition

        The high-performance alloy market is a highly competitive market in which eight to ten producers participate in various product forms. The Company's primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Cast Parts, Allegheny Technologies, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics that may be substituted for the Company's products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar strengthens, the Company may face increased competition in the U.S. from foreign competitors.

        Starting in the fourth quarter of fiscal 2007 and continuing through fiscal 2009, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in the stainless market. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened. Increased competition has required the Company to continue lowering prices, which has contributed to the reduction in the Company's gross profit margin and net income. There continues to be significant uncertainty as to when the stainless market will improve. Certain financial analysts have predicted that the stainless market could begin to see some improvement starting in calendar 2010. If that happens, pricing competition in the high-performance alloy industry should begin to ease. The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability. At this time, however, continued weakness in the economy continues to generate intense competitive pricing pressure.

Employees

        As of September 30, 2009, the Company employed approximately 940 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 454 in the aggregate) are covered by a collective bargaining agreement. In July 2007, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2010. Management believes that current relations with the union are satisfactory. None of the employees of the Company's Arcadia, Louisiana, Mountain Home, North Carolina, European or Asian operations are represented by a labor union.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. In addition, the Company may be required in the future to comply with additional regulations pertaining to the emission of hazardous air pollutants under the Clean Air Act. However, since these regulations have not been proposed or promulgated, the Company cannot predict the cost, if any, associated with compliance with such regulations. Expenses related to environmental compliance were approximately $2.2 million for fiscal 2009 and are expected to be approximately $2.2 million for fiscal 2010. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.1 million were made for pollution control improvements during fiscal 2009, with additional expenditures of approximately $2.3 million for similar improvements planned for fiscal 2010.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI,

be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

        Nitric acid leaks were discovered at the Arcadia, Louisiana location in fiscal 2008. Analytical results were received in March, 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality ("LDEQ") in May. Remediation of the leaks, including the purchase of new equipment, was substantially complete in fiscal 2008. A preliminary assessment of the LDEQ authorized the Company's proposed remedial actions. LDEQ approved the final remediation plan in February 2009. A summary report of remedial actions and testing results was submitted to LDEQ in July 2009, and the Company is awaiting LDEQ's response.

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

Executive Officers of the Company

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2009. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark Comerford	47	President and Chief Executive Officer; Director

Name	Age	Position with Haynes International, Inc.
Anastacia S. Knapper	35	Vice President—General Counsel & Corporate Secretary
James A. Laird	58	Vice President—Marketing, Research & Development
Marlin C. Losch	49	Vice President—North American Sales
Marcel Martin	59	Vice President—Finance, Treasurer, Chief Financial Officer
Daniel W. Maudlin	43	Controller and Chief Accounting Officer
Jean C. Neel	50	Vice President—Corporate Affairs
Scott R. Pinkham	42	Vice President—Manufacturing
Gregory M. Spalding	53	Vice President—Tube & Wire Products
Jeffrey L. Young	52	Vice President & Chief Information Officer

        Mr. Comerford was elected President and Chief Executive Officer and a director of the Company in October 2008. Before joining the Company, Mr. Comerford was President of Alloy Products, a business unit within Brush Wellman Inc. Since 1998, Mr. Comerford served in various positions for Brush Wellman Inc., both in the USA and Southeast Asia. Mr. Comerford also held positions at Carpenter Technology Corporation and The American Brass Company in the areas of metallurgical engineering, international and commercial management.

        Mrs. Knapper has served as Vice President—General Counsel & Corporate Secretary since July 2006. Prior to joining the Company, beginning in 2000, Mrs. Knapper was a lawyer in private practice with the law firm Ice Miller LLP in Indianapolis, Indiana.

        Mr. Laird has served as Vice President—Marketing, Research & Development of the Company since September 2007. Prior to this Mr. Laird served as Vice President—International Sales & Marketing since July 2000, after having served in various sales and marketing positions with the Company since 1983. Mr. Laird has announced his intention to retire effective December 31, 2009.

        Mr. Losch has served as Vice President—North American Sales since February 2006. Mr. Losch was Midwest Regional Manager prior to this and has served in various marketing, quality, engineering and production positions since joining the Company in February 1988.

        Mr. Martin has served as Vice President—Finance, Treasurer and Chief Financial Officer since July 2004, after having served as Controller and Chief Accounting Officer of the Company since October 2000. From 1996 to 2000 Mr. Martin was Vice President of Finance and Chief Financial Officer of Duferco Farrell Corporation.

        Mr. Maudlin has served as Controller and Chief Accounting Officer since September 20, 2004. Prior to his employment with the Company, Mr. Maudlin was corporate controller at Jordan Specialty Plastics, Inc. from April, 2001. Prior to that he served as Group Controller for Heritage Environmental Services, Inc. from May 1991 through April 2001. Mr. Maudlin is a licensed CPA in the state of Indiana.

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

        Mr. Spalding has served as Vice President—Tube & Wire Products since May 2009. Prior to this he served as Vice President, Haynes Wire & Chief Operating Officer, and Vice President—North American Sales since he joined the Company in July 1999.

        Mr. Young has served as Vice President & Chief Information Officer since November 2005, after having served in various Information Technology positions since joining the Company in November 1984.

Item 1A.    Risk Factors

Risks Related to Our Business

Our revenues may fluctuate widely based upon changes in demand for our customers' products.

        Our business has been materially adversely affected by the 2008/2009 global recession. Worldwide economic conditions may remain depressed, or could worsen, in the foreseeable future. These conditions have had and may continue to have a material adverse effect on demand for our customers' products and, in turn, on demand for our products.

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

        Since we became an independent company in 1987, we have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In 1992, 1999, 2002, 2003 and 2009, our net revenues, when compared to the immediately preceding year, declined by approximately 24.9%, 15.4%, 10.3%, 21.2% and 31.1%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors, and such fluctuations may have a material adverse effect on our financial condition or results of operation.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2009, represented approximately 60.0% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our gross margin and net income.

We are subject to risks associated with global economic and political uncertainties

        We are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate and our performance and the demand of our customers. The continuing turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant challenges if conditions in the financial markets do not improve or worsen.

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

We Operate in Cyclical Markets.

        A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 36.5% of our total sales in fiscal 2009. Our land-based gas turbine and chemical processing sales constituted 22.3% and 25.0%, respectively, of our total sales in fiscal 2009.

        The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviations industries continue to face challenges arising from the global economic climate, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.

        The land-based gas turbine market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our products sold into the land-based gas turbine industry may have a material adverse effect on our business.

        We also sell products into the chemical processing industry, which is also cyclical in nature. Customer demand for our products in this market may fluctuate widely depending on U.S. and world economic conditions, the availability of financing, and the general economic strength of the end use customers in this market. Cyclical declines or sustained weakness in this market could have a material adverse effect on our business.

Aerospace demand is dependent on primarily two manufacturers.

        A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slow down in the number of new aircraft built by the aircraft manufacturers could have a material adverse effect on our business.

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

        In addition, from time to time we schedule planned outages on the equipment at our Kokomo facility for maintenance and upgrades. These projects are subject to a variety of risks and uncertainties, including a variety of market, operational and labor related factors, many of which may be beyond our control. Should a planned shut-down on a significant piece of equipment last materially longer than originally planned, there could be a material adverse effect on our operating results.

During periods of lower demand in other alloy markets, some of our competitors may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

        We have experienced increasing competition since the third quarter of fiscal 2007 from competitors who produce both stainless steel and high-performance alloys. Due to continued slowness in the stainless steel market, we believe these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. While competition should soften as the stainless market improves, based on the current economic environment there is significant uncertainty as to when that may occur and the possibility exists that the stainless market may remain weak. Although we continue to respond to the competition by increasing emphasis on service centers, offering value-added services, improving cost structure, and striving to improve delivery-times and reliability, continued weakness in the economy is likely to lead to increasing levels of competition. Increased competition has required the Company to lower prices, which has contributed to the reduction in the Company's gross profit margin.

        In addition, as a result of the competition in our markets, we have made significant price concessions to our customers from time to time, and we expect customer pressure for further price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure will be a key determinate of future profitability and competitiveness.

Rapid fluctuations in the price of nickel may materially adversely affect our operating results.

        To the extent that we are unable to adjust to rapid fluctuations the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2009, nickel, a major component of many of our products, accounted for approximately 47% of our raw material costs, or approximately 28% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations would be materially adversely affected.

        Alternatively, as happened in fiscal 2009, our results of operations may also be negatively impacted if both customer demand and nickel prices rapidly fall at the same time. In those circumstances, we may experience higher per pound manufacturing costs due to the recognition of higher nickel costs from inventory which flows through cost of goods sold.

Fluctuation in energy costs and raw material costs may have a negative impact on our performance and financial condition.

        During fiscal 2008 and fiscal 2009, our raw material and energy costs experienced significant fluctuations. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture our products, all experienced significant fluctuations in price. In addition, the Company uses natural gas in the manufacturing process to reheat material for purposes of annealing and forming. Continuing fluctuations in raw material and energy costs could have a material adverse effect on our cash flows or results of operations.

Failure to successfully develop, commercialize, market and sell new applications and new products could adversely affect our business.

        We believe that our proprietary alloys and metallurgical manufacturing expertise provide us with a competitive advantage over other high-performance alloy producers. Our ability to maintain this competitive advantage depends on our ability to continue to offer products that have equal or better performance characteristics than competing products at competitive prices. Our future growth will depend, in part, on our ability to address the increasingly demanding needs of our customers by enhancing the properties of our existing alloys, by timely developing new applications for our existing products, and by timely developing, commercializing, marketing and selling new products. If we are not successful in these efforts, or our new products and product enhancements do not adequately meet the requirements of the marketplace and achieve market acceptance, our revenues, cash flows and results of operations could be negatively affected.

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

        We have received permits from the environmental regulatory authorities in Indiana and North Carolina to close and to provide post-closure monitoring and care for certain areas of our Kokomo and Mountain Home facilities that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. We are required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, we are aware of elevated levels of certain contaminants in the groundwater and additional corrective action could be required. Additionally, it is possible that we could be required to undertake other corrective action for any other solid waste management unit existing or determined to exist at our facilities. We are unable to estimate the costs of any further corrective action, if required. Accordingly, we cannot assure you that the costs of future corrective action at these or any other current or former sites will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

        Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. While we have budgeted for future capital and operating expenditures to comply with environmental laws, we cannot assure you that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental, health and safety laws and regulations, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, results of operations or financial condition. See "Business—Environmental Matters."

We could be required to make additional contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

        Our estimates of liabilities and expenses for pension benefits incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, retirement age and mortality). We currently expect that we will be required to make future minimum contributions to our defined benefit pension plans. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to fund any deficit created in the future could have a material adverse effect on our operations and financial condition.

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

        We anticipate we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, regulators or other government agencies will continue to accept our products, services and business practices. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the trade regulations of various jurisdictions. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

  •
  our ability to obtain, and the costs associated with obtaining, U.S. export licenses and other required export or import licenses or approvals;

  •
  changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

  •
  burdens of complying with the Foreign Corrupt Practices Act and a wide variety of foreign laws and regulations;

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

        We cannot assure you that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.

Although a collective bargaining agreement is in place for certain employees, union or labor disputes could still disrupt the manufacturing process.

        All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 454 in the aggregate as of September 30, 2009) are covered by a collective bargaining agreement. In fiscal 2007, the collective bargaining agreement was extended until June 2010. Even though a collective bargaining agreement is in place, it is still possible that union or labor disputes could disrupt our manufacturing process. We intend to renegotiate the collective bargaining agreement in fiscal 2010 prior to the expiration of the agreement currently in place. Management believes that current relations with the union are satisfactory. We cannot assure you, however, that the renegotiation of the collective bargaining agreement in 2010 will not lead to a labor stoppage. Specifically, if the collective bargaining agreement is terminated after its expiration, the union may authorize a strike. A strike by the employees covered by the collective bargaining agreement could have a material adverse effect on our operating results.

Product liability and product warranty risks could adversely affect our operating results.

        We produce many critical parts for commercial and military aircraft and for land-based gas turbines. Failure of our parts could give rise to substantial product liability and other damage claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us.

        Additionally, we manufacture our parts to strict contractually-established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These costs are generally not insured.

Risks Related to Shares of Our Common Stock

Our stock price is subject to fluctuations as a result of being traded on a public exchange which may not be related to our performance.

        The stock market has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this "Risk Factors" section and others such as:

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

Payment of dividends will depend on our future financial condition and performance.

        Although our Board of Directors currently intends to continue the payment of regular quarterly cash dividends on shares of our common stock, the timing and amount of future dividends will depend on the Board's assessment of our operations, financial condition, projected liabilities, contractual restrictions, restrictions imposed by applicable law and other factors. We cannot guarantee that we will continue to declare dividends at the same or similar rates.

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

  •
  Arcadia, Louisiana—manufactures and sells welded and seamless tubular goods; and

  •
  Mountain Home, North Carolina—manufactures and sells high-performance nickel alloy wire.

        The Kokomo plant, the Company's primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the Company's four-high Steckel rolling mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular and wire goods and drawn wire, are produced in Kokomo.

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

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation. For more information see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company believes that its existing facilities are suitable for its current business needs. The Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2010 and 2011 to restructure, consolidate and enhance capabilities at its service center operations.

Item 3.    Legal Proceedings

        The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require us to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes federal and state EEOC administrative actions and litigation and administrative actions relating to environmental matters. For more information see "Item 1. Business—Environmental Matters." Litigation and administrative actions may result in substantial costs and may divert management's attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not believe that expenditures for legal proceedings will have a material effect on its financial position, results of operations or liquidity.

        The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed against numerous manufacturers, including the Company, in December 2008 in the U.S. District Court Eastern Division and February 2007 in California state court, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 53 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the confirmation order issued in connection with the Company's emergence from Chapter 11 reorganization. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, it cannot assure you that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2009.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ.

Fiscal quarter ended:	High	Low
September 30, 2009	$34.67	$20.58
June 30, 2009	$28.25	$17.17
March 31, 2009	$26.41	$10.92
December 31, 2008	$46.50	$12.49
September 30, 2008	$60.44	$43.00
June 30, 2008	$68.33	$54.38
March 31, 2008	$67.37	$43.78
December 31, 2007	$88.77	$66.60

        The range of the Company's common stock price on NASDAQ from October 1, 2008 to September 30, 2009 was $46.50 to $10.92. The closing price of the common stock was $31.82 on September 30, 2009.

        As of October 31, 2009, there were approximately 29 holders of record of the Company's common stock.

        In the first quarter of fiscal 2010, the Company declared the first quarterly cash dividend in its history. On November 23, 2009, the Company announced that the Board of Directors has initiated a regular quarterly cash dividend of $0.20 per outstanding share of the Company's common stock. This dividend is payable on December 15, 2009 to stockholders of record as of the close of business on December 3, 2009. The dividend cash payout based on current shares outstanding will be approximately $2.4 million per quarter, or approximately $9.6 million on an annualized basis. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30, 2009. The cumulative total return assumes an investment of $100 on September 30, 2004 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc. and Carpenter Technologies Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group

*
For fiscal 2004, 2005, 2006 and up to March 23, 2007, the Company's stock was traded on the "Pink Sheets." As of March 27, 2007, the Company listed its common stock on The NASDAQ Global Market.

	2004	2005	2006	2007	2008	2009
Haynes International, Inc.	100.00	227.27	354.54	776.09	425.73	289.27
Russell 2000	100.00	116.56	126.64	140.58	123.01	109.38
S&P MidCap 400	100.00	120.76	127.15	149.20	126.98	120.65
Peer Group	100.00	174.76	341.76	527.51	249.67	226.69

Item 6.    Selected Financial Data

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2005	2006	2007	2008	2009
Statement of Operations Data:
Net revenues	$324,989	$434,405	$559,836	$637,006	$438,633
Cost of sales(1)	288,669	325,573	408,752	492,349	416,150
Selling, general and administrative expense	32,963	40,296	39,441	42,277	36,207
Research and technical expense	2,621	2,659	3,116	3,441	3,120
Impairment of goodwill(2)	—	—	—	—	43,737
Restructuring and other charges(3)	628	—	—	—	—
Operating income (loss)	108	65,877	108,527	98,939	(60,581)
Interest expense, net	6,353	8,024	3,939	1,025	509
Provision for (benefit from) income taxes	(2,111)	22,313	38,468	35,136	(8,768)

Net income (loss)	$(4,134)	$35,540	$66,120	$62,778	$(52,322)
Net income (loss) per share(4):
Basic	$(0.41)	$3.55	$6.07	$5.27	$(4.36)
Diluted	$(0.41)	$3.46	$5.89	$5.22	$(4.36)
Weighted average shares outstanding(4):
Basic	10,000,000	10,000,000	10,896,067	11,903,289	12,004,498
Diluted	10,000,000	10,270,642	11,230,101	12,026,440	12,004,498

	September 30,
	2005	2006	2007		2008	2009
Balance Sheet Data:
Working capital	$59,494	$101,864	$299,312		$330,357	$307,091
Property, plant and equipment, net	85,125	88,921	97,860		107,302	105,820
Total assets	387,122	445,860	586,969		617,567	544,150
Total debt	106,383	120,043	38,733		14,909	1,592
Long-term portion of debt	414	3,097	3,074		1,582	1,482
Accrued pension and postretirement benefits(5)	122,976	126,488	123,587		115,359	181,077
Stockholders' equity	111,869	151,548	316,377	(5)	379,543	278,799

	2005	2006	2007	2008	2009
Consolidated Backlog at Fiscal Quarter End(6):
1st quarter	$110.9	$203.5	$206.9	$247.8	$199.7
2nd quarter	134.8	207.4	237.6	254.5	153.0
3rd quarter	159.2	200.8	258.9	252.6	113.4
4th quarter	188.4	206.9	236.3	229.2	106.7

	Year Ended September 30,
	2005	2006	2007	2008	2009
Average nickel price per pound(7)	$6.45	$13.67	$13.40	$8.07	$7.93

(1)
As part of fresh start reporting, inventory was increased by approximately $30,497 to reflect its fair value at August 31, 2004. The fair value adjustment was recognized ratably in cost of sales as inventory was sold and was fully recognized by the end of the second quarter of fiscal 2005. Cost of sales for the on e month ended September 30, 2004 and the year ended September 30, 2005 includes non-cash charges of $5,083 and $25,414, respectively, for this fair value adjustment. Also, as part of fresh start reporting, machinery and equipment, buildings, and patents were increased by $49,436 to reflect fair value at August 31, 2004. Commencing in 2004 these costs are being recognized in cost of sales over periods ranging from 2 to 14 years. Cost of sales for the one month ended September 30, 2004 and the years ended September 30, 2005, 2006, 2007, 2008 and 2009 include $403, $4,788, $4,802, $3,81 5, $3,780 and $3,435, respectively, for this fair value adjustment.

(2)
A non-cash goodwill impairment charge of $43.7 million was recorded during the second quarter of fiscal 2009. See Note 2 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K for additional information.

(3)
Consists primarily of professional fees and credit facility fees related to the restructuring and refinancing activities.

(4)
During fiscal 2007, the Company completed an equity offering which resulted in the issuance of 1,200,000 shares of its common stock. In addition, 450,000 stock options were exercised as a part of the offering. The net proceeds of the equity offering were $72,753 and the payment of the exercise price for the stock options resulted in an additional $6,083 in proceeds to the Company.

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

(6)
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

Quarterly Market Information

        Set forth below is selected data relating to the Company's backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, as well as breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Quarter Ended				Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Backlog
Dollars (in thousands)	$247,775	$254,470	$252,598	$229,196	$199,667	$153,039	$113,420	$106,680
Pounds (in thousands)	8,274	8,706	8,335	7,575	7,287	5,557	4,468	4,544
Average selling price per pound	$29.95	$29.23	$30.30	$30.26	$27.40	$27.54	$25.39	$23.48
Average nickel price per pound
London Metals Exchange(1)	$12.11	$14.16	$10.23	$8.07	$4.39	$4.40	$6.79	$7.93

(1)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended				Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Net revenues (in thousands)
Aerospace	$59,442	$63,472	$62,857	$61,501	$49,721	$45,200	$34,959	$30,158
Chemical processing	40,805	37,404	49,165	38,718	30,883	26,025	26,944	25,803
Land-based gas turbines	25,505	33,506	31,004	34,102	32,145	28,648	22,087	14,821
Other markets	18,887	26,085	18,811	22,809	19,166	17,562	11,529	11,152

Total product revenue	144,639	160,467	161,837	157,130	131,915	117,435	95,519	81,934
Other revenue	1,438	3,304	4,503	3,688	2,389	2,978	2,806	3,657

Net revenues	$146,077	$163,771	$166,340	$160,818	$134,304	$120,413	$98,325	$85,591

Shipments by markets (in thousands of pounds)
Aerospace	2,154	2,190	2,319	2,188	1,653	1,648	1,387	1,261
Chemical processing	1,312	1,287	1,649	1,140	947	1,170	1,077	1,337
Land-based gas turbines	1,060	1,742	1,519	1,641	1,507	1,680	1,405	872
Other markets	681	861	732	800	691	871	511	467

Total shipments	5,207	6,080	6,219	5,769	4,798	5,369	4,380	3,937

Average selling price per pound
Aerospace	$27.60	$28.98	$27.11	$28.11	$30.08	$27.43	$25.20	$23.92
Chemical processing	31.10	29.06	29.82	33.96	32.61	22.24	25.02	19.30
Land-based gas turbines	24.06	19.23	20.41	20.78	21.33	17.05	15.72	17.00
Other markets	27.73	30.30	25.70	28.51	27.74	20.16	22.56	23.88
Total average selling price (product only; excluding other revenue)	27.78	26.39	26.03	27.24	27.49	21.87	21.81	20.81
Total average selling price (including other revenue)	28.05	26.94	26.75	27.88	27.99	22.43	22.45	21.74

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

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in high-performance products primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated.

Significant Events of Fiscal 2009

  CEO Transition

        Effective October 1, 2008, Mark Comerford was elected as the new President and Chief Executive Officer of the Company reporting directly to the Board of Directors. Mr. Comerford assumed his new position effective upon Francis Petro's retirement from the Company.

        Before joining the Company, Mr. Comerford was President of Alloy Products a business division with Brush Wellman, Inc. Since 1998, Mr. Comerford served in various positions for Brush Wellman Inc. both in the U.S. and Southeast Asia. Mr. Comerford also held positions at Carpenter Technology Corporation and The American Brass Company in various metallurgical engineering, international and commercial management positions.

  Extension of U.S. Revolving Credit Facility

        Haynes and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate for LIBOR borrowings from 1.5% per annum to 2.25% per annum, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million. The balance of the revolving loan at September 30, 2009 was zero.

  Cost Reduction Measures

        On January 16, 2009, the Company announced that it was taking actions to reduce costs by reducing its worldwide workforce by 12%, and implementing a salary freeze for salaried employees, both of which were achieved in January 2009. As a result of these actions, the annualized savings to cost of sales is approximately $8.4 million, with an impact in fiscal 2009 of approximately $5.3 million, net of severance expense. The annualized savings to selling, general and administrative expense is approximately $1.1 million, which had an impact in fiscal 2009 of approximately $0.7 million, net of severance expense.

        On August 6, 2009, the Company further reduced its worldwide workforce by 6%, temporarily reduced salaries between 5% and 15% for all salaried employees, and eliminated the cash bonus component of the fiscal 2009 management incentive plan. The annualized savings of the personnel reductions approximates $4.1 million, although these savings did not have a material impact on the results of the fourth quarter or fiscal year 2009. The severance expense of approximately $1.0 million associated with the August 6, 2009 personnel reduction was paid in the fourth fiscal quarter.

        Total personnel reductions in fiscal 2009 represent cost reductions of approximately $13.6 million on an annualized basis, of which approximately $7.1 million is included in the results of fiscal 2009. Effective January 1, 2010, the Company will return all salaried personnel to full salary.

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

  Goodwill Impairment

        A non-cash goodwill impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009, of which $2.3 million is deductible for tax purposes in future periods. Goodwill of $41.3 million was created primarily as a result of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting in fiscal 2004. The impairment of this amount is non-deductible for tax purposes. While the goodwill impairment charge reduced fiscal 2009 operating results under U.S. generally accepted accounting principles, the impairment is a non-cash charge and will not affect the Company's liquidity position, cash flows from operating activities, or compliance with its debt covenants, nor is the charge expected to have an impact on future operations. Please see Note 2 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K for additional information.

  Capital Spending

        Capital spending in fiscal 2009 was $9.3 million, compared to an original target of approximately $15.1 million. The Company evaluated planned spending, postponing certain projects and spending until such time as financial conditions improve. In light of the significant capital expenditures in recent years to upgrade operations, increase capacity and reduce unplanned downtime, management does not believe that the postponement of capital projects in fiscal 2009 will have a material unfavorable impact on operations in the short or long term.

        The Company recently announced plans to spend approximately $65.0 million over the next five years on new strategic initiatives which focus on improving the capability of the Company's production assets. The Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2010 and 2011 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets of service center operations. Additionally, the Company plans to spend approximately $30.0 million (or $6.0 million per year) on upgrades to its four-high Steckel rolling mill and supporting equipment, and approximately $25.0 million (or $5.0 per year) on other equipment purchases and upgrades. These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time. The Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects. This will approximate capital spending of $85.0 million over the next five years.

        In fiscal 2010 capital spending is targeted at approximately $15.0 million, with the focus on recurring equipment requirements of approximately $9.0 million and approximately $6.0 million on the upgrade of the four-high Steckel rolling mill. The $10.0 million service center restructuring is still in the planning phases and it is not known at this time what portion will be spent in fiscal 2010. Management does not anticipate prolonged equipment outages as a result of upgrades in fiscal 2010.

Outlook

  General

        As a result of continued low demand and the challenging economy, the Company expects that revenues for at least the first two quarters of fiscal 2010, will be below the revenues of the fourth quarter of fiscal 2009. Management believes that the Company's performance through the first two quarters of fiscal 2010 will range from break-even to small losses in each quarter. It is expected that the weakest results will occur in the first quarter of fiscal 2010, because typically this quarter is impacted by fewer ship days and extended customer shutdowns. Management expects results for fiscal 2010 to be negatively impacted by continued reduced absorption of fixed manufacturing cost, which inflates cost of goods sold per pound, and the competitive environment, which puts downward pressure on prices. However, a portion of this reduced absorption is expected to be offset by lower spending from the cost saving initiatives undertaken in fiscal 2009.

        The Company continues to adjust production schedules, reduce costs and manage cash flow, while still moving forward with initiatives that are important to its long-term success. The Company also reduced inventories substantially in fiscal 2009 and intends to hold inventory levels stable through fiscal 2010. As a result of recent equipment upgrades, service center value-added capabilities and its favorable liquidity position, the Company believes it is well-positioned to deal with the challenges of the downturn and ultimately manage the upturn more effectively than in prior periods.

  Backlog

        A reduction in economic activity and the increasingly competitive environment manifests itself, in part, as a reduction in the Company's backlog. Backlog dollars declined by approximately 6% from June 30, 2009 to September 30, 2009. Backlog pounds increased slightly by approximately 2% in that same period, while backlog average selling price dropped by 8%. Backlog dollars declined by approximately 53% from September 30, 2008 to September 30, 2009. Backlog pounds declined by approximately 40% and backlog average selling price declined by approximately 22% during the period.

        The major contributing factors to the year-to-year decline in backlog were a reduction in pounds and pricing, resulting from decreased activity in the Company's end markets and increased price competition (discussed below). The period-to-period decline in backlog is related to average selling price and is specific to the continued competitive environment. A reduction in backlog is typically indicative of a reduction in revenue in the future. Based on order entry for the past eight months, including October 2009, management expects that backlog will decline from last year and quarter over quarter in the first quarter of fiscal 2010, before stabilizing at some point in the second quarter of fiscal 2010.

  Competition

        In the fourth quarter, the Company continued to experience strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to the continued weakness in both the high performance alloy market and in the stainless market. Increased competition has required the Company to continue lowering prices, which has contributed to the reduction in the

Company's gross profit margin and net income. There continues to be significant uncertainty as to when the stainless and high-performance alloys markets will improve; however, there are indications that those markets may begin to improve in calendar 2010. If that happens, pricing competition in the high-performance alloy industry should begin to ease in future quarters. The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability. However, continued weakness in the economy continues to generate intense competitive pricing pressure.

Quarter over Quarter Gross Profit Margin Trend

        Gross profit margin and gross profit margin percentage declined each quarter starting in the third quarter of fiscal 2008 through the third quarter of fiscal 2009, but each increased in the fourth quarter of fiscal 2009. Gross profit margin in the fourth quarter of fiscal 2009 was $5.0 million, compared to $(8.2) million in the third quarter of fiscal 2009. The gross profit margin percentage was 5.8% in the fourth quarter of fiscal 2009 compared to (8.3)% in the third quarter of fiscal 2009. The improvement in gross profit margin from quarter to quarter was primarily due to a reduction in cost of goods sold per pound. Cost of goods sold per pound decreased as a result of reduced per pound manufacturing costs resulting primarily from (i) a significant reduction in the amount of higher cost raw material from inventory, which impacted costs of goods sold in the first, second and third quarters of fiscal 2009, (ii) manufacturing staffing reductions started in the second quarter of fiscal 2009 which continued through the fourth quarter of fiscal 2009, (iii) operating efficiencies attributable to equipment upgrades, particularly upgrades in the sheet finishing operations and (iv) initiation of lean manufacturing techniques. These favorable items were partially offset by (i) a reduction in revenue of $12.7 million between quarters, and (ii) reduced absorption of fixed manufacturing costs primarily due to lower production of sheet product.

Subsequent Events

        In the first quarter of fiscal 2010, the Company declared the first quarterly cash dividend in its history. On November 23, 2009, the Company announced that the Board of Directors has initiated a regular quarterly cash dividend of $0.20 per outstanding share of the Company's common stock. The dividend is payable December 15, 2009 to stockholders of record at the close of business on December 3, 2009. The dividend cash pay-out based on current shares outstanding will be approximately $2.4 million per quarter, or approximately $9.6 million on an annualized basis. The Company also announced that the salary reduction of 5% to 15% for all salaried employees will be lifted effective January 1, 2010.

Overview of Markets

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Year Ended September 30,
	2005		2006		2007		2008		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues
(dollars in millions)
Aerospace	$126.1	38.8%	$165.8	38.2%	$211.2	37.7%	$247.3	38.8%	$160.0	36.5%
Chemical processing	76.2	23.5	129.4	29.8	148.0	26.4	166.1	26.1	109.7	25.0
Land-based gas turbines	67.1	20.6	77.9	17.9	103.0	18.4	124.1	19.5	97.7	22.3
Other markets(1)	53.2	16.4	56.4	13.0	86.3	15.4	86.6	13.6	59.4	13.5

Total product	322.6	99.3	429.5	98.9	548.5	97.9	624.1	98.0	426.8	97.3
Other revenue(2)	2.4	0.7	4.9	1.1	11.3	2.1	12.9	2.0	11.8	2.7

Net revenues	$325.0	100.0%	$434.4	100.0%	$559.8	100.0%	$637.0	100.0%	$438.6	100.0%

U.S.	$196.5	60.5%	$265.1	61.0%	$343.9	61.4%	$344.1	54.0%	$258.9	59.0%
Foreign	$128.5	39.5%	$169.3	39.0%	$215.9	38.6%	$292.9	46.0%	$179.7	41.0%
Shipments by Market (millions of pounds)
Aerospace	6.1	29.2%	7.1	32.9%	7.7	33.9%	8.9	38.2%	5.9	32.2%
Chemical processing	3.8	18.2	5.0	23.1	5.1	22.5	5.4	23.2	4.5	24.5
Land-based gas turbines	4.7	22.5	4.8	22.2	5.1	22.5	6.0	25.8	5.5	29.6
Other markets(1)	6.3	30.1	4.7	21.8	4.8	21.1	3.0	12.8	2.5	13.7

Total Shipments	20.9	100.0%	21.6	100.0%	22.7	100.0%	23.3	100.0%	18.5	100.0%

Average Selling Price Per Pound
Aerospace	$20.63		$23.28		$27.57		$27.94		$26.90
Chemical processing	19.84		25.97		28.89		30.83		24.20
Land-based gas turbines	14.25		16.27		20.22		20.82		17.88
Other markets(1)	8.50		11.87		17.84		28.17		23.39
Total product(3)	15.42		19.84		24.15		26.81		23.09
Total average selling price	15.53		20.07		24.65		27.37		23.73

(1)
During fiscal 2005, 2006, 2007, 2008 and 2009, the "Other Markets" category includes $15.8 million, $15.1 million, $7.3 million, $2.6 million and $1.1 million in revenue, respectively, and 4.8 million pounds, 3.2 million pounds, 2.2 million pounds, 0.5 million pounds and 0.1 million pounds, respectively, of stainless steel wire as a result of the Branford Acquisition in November 2004.

(2)
Other revenue consists of toll conversion, royalty income, scrap sales and in fiscal 2007, 2008 and 2009 revenue recognized from the TIMET agreement.

(3)
Total product price per pound excludes "Other Revenue".

        The Company's financial performance in fiscal 2009 is reflective of the global recession and the corresponding caution being exhibited by the Company's customers. Aggregated demand in the Company's markets started declining in mid-fiscal 2008 and continued through the course of fiscal 2009, as reflected by decreases in net revenues, volume and pricing in fiscal 2009 as compared to fiscal 2008. This decline in demand began with the economic slowdown that started in calendar 2007 and was magnified by the economic recession. Competition continued to increase through the year, which correspondingly reduced earnings in fiscal 2009 as compared to fiscal 2008. Management expects that this decline in volume and revenue will continue, based on the current levels of order entry, through at least the first and second quarters of fiscal 2010. Going into fiscal 2010, overall economic weakness, the competitive environment and the cautious approach of the Company's customers to restocking will make improving revenue difficult.

        Aerospace sales continued to decline through fiscal 2009. Although the order book for both Boeing and Airbus continues to be sizable, weak demand and the push-out of delivery schedules for aircraft, including the Dreamliner 787 and the A380, are having an unfavorable effect on order entry and backlog. In addition, the reduction in passenger traffic and air cargo traffic has also unfavorably affected the MRO portion of the aerospace business. Based on these factors, as well as current backlog, management believes that aerospace revenues and pounds shipped are likely to be lower in fiscal 2010 as compared to fiscal 2009. The commercial OEM portion of the business is likely to be most affected, especially through the first and second quarters of fiscal 2010, while MRO business may be less affected because of the required maintenance schedules for engines currently in use.

        Sales to the chemical processing industry decreased year over year, primarily as a result of the economic slowdown which impacted volume and price, and is reflective of historical trends. Pounds shipped to the chemical processing market in the fourth quarter of fiscal 2009 were higher than the comparable quarter of the prior year and also higher than the third quarter of fiscal 2009, which reflects quarterly fluctuations in this market as a result of sporadic project business. Management believes the reduced sales and backlog are a longer-term trend resulting from the economic recession.

        Sales to the land-based gas turbine market in fiscal 2009 decreased by approximately 21% from the previous year. Based on the current economic environment and the Company's backlog, it is anticipated that volumes for fiscal 2010 will be lower than fiscal 2009, although the amount of the decline is uncertain. Management believes, subject to global economic conditions, long-term demand after fiscal 2010 in the land-based gas turbine market will rebound, due to higher activity in power generation, oil and gas production, and alternative power systems. In addition, land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, flexibility in use of alternative fuels and fewer SO2 emissions than the traditional fossil fuel-fired facilities.

        Although the business environment is competitive, the Company continues its efforts to expand volumes sold into the industries which make up the "Other Markets" category. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life, and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "Advanced Materials" which supports the increased use of high-performance alloys in an expanding number of applications. Management intends to continue to invest in growing smaller markets included in this category because of the significant long-term opportunities. These markets include both the traditional "Other Markets" categories such as flue gas desulfurization, automotive, oil and gas, and heat treating plus emerging markets in the biopharmaceutical industry, the energy market for fuel cells and the market for turbine components for higher temperature operations.

Impact of Fresh Start Reporting on Cost of Sales and Subsequent Impairment of Goodwill

        Upon implementation of the plan of reorganization, fresh start reporting was adopted by the Company in accordance with SOP-90-7. Under fresh start reporting, the reorganization value is allocated to the Company's net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under Statement of Financial Standards No. 141, Business Combinations ("SFAS No. 141") which was primarily codified into Topic 805 (Business Combinations) in the Accounting Standards Codification ("ASC").

        During fiscal 2009, a non-cash goodwill impairment charge of $43.7 million was recorded. As discussed in Note 2 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K, $41.3 million of the goodwill was created primarily as a result of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting.

        The Company's operating income was reduced by the recognition of the fair market value adjustments to the Company's assets required by the adoption of fresh start reporting and operating income was also reduced by the impairment of goodwill in fiscal 2009. Operating income was reduced by $30.2 million, $4.8 million, $3.8 million, $3.8 million and $44.7 million from these charges in fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

        The impairment of goodwill and fair market value adjustments to the historical basis of assets have been recognized as follows (dollars in thousands):

		Expense Recognized for Year Ended September 30,
	Fair Value Adjustment
		2005(3)	2006(3)	2007(3)	2008(3)	2009(3)
Goodwill(1)	$41,252	$—	$—	$—	$—	$41,252
Inventory(2)	30,497	25,414	—	—	—	—
Machinery and equipment	41,628	2,974	3,124	2,975	3,084	2,947
Buildings	(859)	(72)	(72)	(72)	(72)	(72)
Land	41	—	—	—	—	—
Trademarks(1)	3,800	—	—	—	—	—
Patents	8,667	1,886	1,750	912	768	560

		$30,202	$4,802	$3,815	$3,780	$44,687

(1)
Under applicable accounting rules, goodwill and trademarks are not amortized but are assessed to determine impairment at least annually. Goodwill was fully impaired in fiscal 2009.

(2)
Inventory was amortized over the estimated length of time for one complete inventory turn.

(3)
Amortization of fair value adjustments for inventory, machinery and equipment, buildings and patents are reflected in cost of sales.

Results of Operations

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

($ in thousands)

	Year Ended September 30,				Change
	2008		2009		Amount	%
Net revenues	$637,006	100.0%	$438,633	100.0%	$(198,373)	(31.1)%
Cost of sales	492,349	77.3%	416,150	94.9%	(76,199)	(15.5)%

Gross profit	144,657	22.7%	22,483	5.1%	(122,174)	(84.4)%
Selling, general and administrative expense	42,277	6.6%	36,207	8.3%	(6,070)	(14.4)%
Research and technical expense	3,441	0.5%	3,120	0.7%	(321)	(9.3)%
Impairment of Goodwill	—	—	43,737	10.0%	43,737	NA

Operating income (loss)	98,939	15.5%	(60,581)	(13.8)%	(159,520)	(161.2)%
Interest income	(188)	0.0%	(138)	0.0%	(50)	(26.6)%
Interest expense	1,213	0.2%	647	0.1%	(566)	(46.7)%

Income (loss) before income taxes	97,914	15.4%	(61,090)	(13.9)%	$(159,004)	(162.4)%
Provision for (benefit from) for income taxes	35,136	5.5%	(8,768)	(2.0)%	(43,904)	(125.0)%

Net income (loss)	$62,778	9.9%	$(52,322)	(11.9)%	$(115,100)	(183.3)%

        The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

By market

	Year Ended September 30,		Change
	2008	2009	Amount	%
Net revenues (dollars in thousands)
Aerospace	$247,272	$160,038	(87,234)	(35.3)%
Chemical processing	166,092	109,655	(56,437)	(34.0)%
Land-based gas turbines	124,117	97,701	(26,416)	(21.3)%
Other markets	86,592	59,409	(27,183)	(31.4)%

Total product revenue	624,073	426,803	(197,270)	(31.6)%
Other revenue	12,933	11,830	(1,103)	(8.5)%

Net revenues	$637,006	438,633	(198,373)	(31.1)%

Pounds by markets (in thousands)
Aerospace	8,851	5,949	(2,902)	(32.8)%
Chemical processing	5,388	4,531	(857)	(15.9)%
Land-based gas turbines	5,962	5,464	(498)	(8.4)%
Other markets	3,074	2,540	(534)	(17.4)%

Total shipments	23,275	18,484	(4,791)	(20.6)%

Average selling price per pound
Aerospace	$27.94	$26.90	$(1.04)	(3.7)%
Chemical processing	30.83	24.20	(6.63)	(21.5)%
Land-based gas turbines	20.82	17.88	(2.94)	(14.1)%
Other markets	28.17	23.39	(4.78)	(17.0)%
Total product (excluding other revenue)	26.81	23.09	(3.72)	(13.9)%
Total average selling price (including other revenue)	$27.37	$23.73	$(3.64)	(13.3)%

        Net Revenues.    Net revenues were $438.6 million in fiscal 2009, a decrease of 31.1% from $637.0 million in fiscal 2008. Volume was 18.5 million pounds in fiscal 2009, a decrease of 20.6% from 23.3 million pounds in fiscal 2008. The aggregate average selling price was $23.73 per pound in fiscal 2009, a decrease of 13.3% from $27.37 per pound in fiscal 2008. As discussed above under "Overview of Business", increased competition and the global economic recession unfavorably impacted both average selling price and volume in fiscal 2009 in all markets. Commodity prices also declined due to the weak economic environment, which has contributed to the reduction in average selling prices. The Company's consolidated backlog was $106.7 million at September 30, 2009, a decrease of 53.4% from $229.2 million at September 30, 2008. This reduction reflects the combination of a 40.0% decrease in pounds and a 22.4% decrease in average selling price resulting from the economic recession, the competitive environment and lower raw material cost.

        Sales to the aerospace market were $160.0 million, a decrease of 35.3% from $247.3 million in fiscal 2008, due to a 3.7% decrease in the average selling price per pound combined with a 32.8% decrease in volume. The volume decreased due to slowing market demand as reflected in the reduction in air traffic and the build rate for new aircraft and was exacerbated by disruption to the aerospace supply chain from the fall 2008 work stoppage at Boeing.

        Sales to the chemical processing market were $109.7 million, a decrease of 34.0% from $166.1 million in fiscal 2008, due to a 21.5% decrease in the average selling price per pound combined with a 15.9% decrease in volume. Volume in this market is project-oriented in nature and the decline in fiscal 2009 was primarily due to the impact of the global economic recession on construction and maintenance activity in the market, as well as an increasingly competitive environment.

        Sales to the land-based gas turbine market were $97.7 million, a decrease of 21.3% from $124.1 million for fiscal 2008, due to a decrease of 14.1% in the average selling price per pound combined with an 8.4% decrease in volume. The decrease in both volume and average selling price is due to the effect of the economic recession and increased competition.

        Sales to other markets were $59.4 million, a decrease of 31.4% from $86.6 million in fiscal 2008, due to a 17.0% decrease in average selling price per pound combined with a 17.4% decrease in volume. The decline in volume and average selling price reflects the economic slowdown and the continuing increase in market competition in many of these markets.

        Other Revenue.    Other revenue was $11.8 million, a decrease of 8.5% from $12.9 million in fiscal 2008. The decrease is due primarily to lower scrap and miscellaneous sales.

        Cost of Sales.    Cost of sales was $416.1 million, or 94.9% of net revenues, in fiscal 2009 compared to $492.3 million, or 77.3% of net revenues, in fiscal 2008. Cost of sales in fiscal 2009 decreased by $76.2 million as compared to fiscal 2008 due to lower volume, and spending and workforce reductions. However, cost of sales per pound increased due to higher raw material costs from inventory and reduced absorption of fixed manufacturing costs caused by lower production volumes. Higher per pound cost and increased competition combined with weaker demand (which reduced net revenue and average selling prices), resulted in an increase in cost of sales as a percentage of net revenues as compared to the same period of fiscal 2008. In addition, cost of sales in fiscal 2008 was decreased by $3.7 million, or 0.6% of net revenues, as a result of a pension curtailment recorded due to an amendment to freeze further pension benefit accruals for non-union employees in the U.S.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $36.2 million, a decrease of $6.1 million from $42.3 million in fiscal 2008 due primarily to: (i) lower business activity causing commissions and sales expenses to decline, and (ii) significant workforce reductions in the second and fourth quarters of fiscal 2009. Selling, general and administrative expenses as a percentage of net revenues increased to 8.3% for fiscal 2009 compared to 6.6% for fiscal 2008 due primarily to reduced revenues.

        Research and Technical Expense.    Research and technical expense was $3.1 million, or 0.7% of revenue, a decrease of $0.3 million from $3.4 million, or 0.5% of net revenues, in fiscal 2008 due to the reduction in workforce during the second and fourth quarters of fiscal 2009.

        Impairment of Goodwill.    An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company's market capitalization below its total shareholder's equity value for a sustained period of time. Please see Note 2 in the Notes to Consolidated Financial Statements contained elsewhere in the form 10-K for additional information.

        Operating Income (Loss).    As a result of the above factors, operating loss in fiscal 2009 was $(60.6) million compared to operating income of $98.9 million in fiscal 2008.

        Interest Expense.    Interest expense was $0.6 million in fiscal 2009, a decrease of $0.6 million from $1.2 million in fiscal 2008. The decrease is attributable to a lower average debt balance during fiscal 2009 (zero revolver at September 30, 2009). Interest expense includes the amortization of debt issuance costs associated with the Company's credit facility which was renewed in fiscal 2009.

        Income Taxes.    Income taxes were a benefit of $8.8 million in fiscal 2009, a decrease of $43.9 million from an expense of $35.1 million in fiscal 2008, due to a pretax loss. The effective tax rate for fiscal 2009 was a benefit of 14.4% compared to an expense of 35.9% in fiscal 2008. The decrease in effective tax rate is primarily attributable to (i) the impairment of non-deductible goodwill, (ii) a change in the reinvestment policy of a foreign entity and (iii) change in the state apportionment factor which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset.

        Net Income (Loss).    As a result of the above factors, net loss in fiscal 2009 was $(52.3) million, a decrease of $115.1 million from net income of $62.8 million in fiscal 2008.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

($ in thousands)

	Year Ended September 30,				Change
	2007		2008		Amount	%
Net revenues	$559,836	100.0%	$637,006	100.0%	$77,170	13.8%
Cost of sales	408,752	73.0%	492,349	77.3%	83,597	20.5%

Gross profit	151,084	27.0%	144,657	22.7%	(6,427)	(4.3)%
Selling, general and administrative expense	39,441	7.0%	42,277	6.6%	2,836	7.2%
Research and technical expense	3,116	0.6%	3,441	0.5%	325	10.4%

Operating income	108,527	19.4%	98,939	15.5%	(9,588)	(8.8)%
Interest income	(227)	0.0%	(188)	0.0%	39	17.2%
Interest expense	4,166	0.7%	1,213	0.2%	(2,953)	(70.9)%

Income before income taxes	104,588	18.7%	97,914	15.4%	(6,674)	(6.4)%
Provision for income taxes	38,468	6.9%	35,136	5.5%	(3,332)	(8.7)%

Net income	$66,120	11.8%	$62,778	9.9%	$(3,342)	(5.1)%

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

By market

	Year Ended September 30,		Change
	2007	2008	Amount	%
Net revenues (dollars in thousands)
Aerospace	$211,172	$247,272	$36,100	17.1%
Chemical processing	147,960	166,092	18,132	12.3%
Land-based gas turbines	103,001	124,117	21,116	20.5%
Other markets	86,259	86,592	333	0.4%

Total product revenue	548,392	624,073	75,681	13.8%
Other revenue	11,444	12,933	1,489	13.0%

Net revenues	$559,836	$637,006	$77,170	13.8%

Pounds by markets (in thousands)
Aerospace	7,660	8,851	1,191	15.5%
Chemical processing	5,121	5,388	267	5.2%
Land-based gas turbines	5,093	5,962	869	17.1%
Other markets	4,834	3,074	(1,760)	(36.4)%

Total shipments	22,708	23,275	567	2.5%

Average selling price per pound
Aerospace	$27.57	$27.94	$0.37	1.3%
Chemical processing	28.89	30.83	1.94	6.7%
Land-based gas turbines	20.22	20.82	0.60	3.0%
Other markets	17.84	28.17	10.33	57.9%
Total product (excluding other revenue)	24.15	26.81	2.66	11.0%
Total average selling price (including other revenue)	$24.65	$27.37	$2.72	11.0%

        Net Revenues.    Net revenues were $637.0 million in fiscal 2008, an increase of $77.2 million, or 13.8%, from $559.8 million in fiscal 2007. Volume for all products was 23.3 million pounds in fiscal 2008, an increase of 2.5% from 22.7 million pounds in fiscal 2007. The aggregate average selling price per pound for all products increased by 11.0% to $27.37 per pound in fiscal 2008 from $24.65 per pound in fiscal 2007 because of changes in product mix (including market, form and alloy), an increased level of service center value-added business, and changes in raw material prices. Although nickel prices were lower for fiscal 2008 than fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. Increased competition unfavorably impacted both average selling price and volume. The Company's consolidated backlog decreased by $7.1 million, or 3.0%, to $229.2 million at September 30, 2008 from $236.3 million at September 30, 2007. This reduction effects the combination of a 2% increase in pounds and a 5% decrease in average selling price which resulted from the increasingly competitive environment that started to develop in the latter half of the fiscal year.

        Sales to the aerospace market were $247.3 million in fiscal 2008, an increase of 17.1% from $211.2 million in fiscal 2007, due to a 1.3% increase in the average selling price per pound combined with a 15.5% increase in volume. The increase in the average selling price per pound is due to improved product mix that includes a higher percentage of specialty alloy products which have a higher value and a generally higher average selling price when compared to the product mix sold in fiscal 2007, and the effect of passing through higher raw material costs.

        Sales to the chemical processing market were $166.1 million in fiscal 2008, an increase of 12.3% from $148.0 million in fiscal 2007, due to a 6.7% increase in the average selling price per pound combined with a 5.2% increase in volume. The increase in the average selling price per pound is primarily due to the effect of passing through higher raw material costs and changes in product mix (including form and alloy) when compared to the product mix sold in fiscal 2007. Volume in this market is affected by the project oriented nature of the market and economic activity.

        Sales to the land-based gas turbine market were $124.1 million for fiscal 2008, an increase of 20.5% from $103.0 million in fiscal 2007, due to an increase of 3.0% in the average selling price per pound combined with a 17.1% increase in volume. The increase in the average selling price per pound is due to improved market demand and changes in form and alloys compared to fiscal 2007. Volume increased as a result of higher billet volume for fiscal 2008 compared to fiscal 2007.

        Sales to other markets were $86.6 million in fiscal 2008, an increase of 0.4% from $86.3 million in fiscal 2007, due to a 57.9% increase in average selling price per pound, which was partially offset by a 36.4% decrease in volume. The primary reason for the increase in average selling price per pound and the reduction in total volume was a decrease in the volume of stainless steel wire as a result of the Company's strategy to reduce production of stainless steel wire and focus on the production and sale of high-performance alloy wire. Also contributing to the increase in average selling price is the change in product mix (both form and alloy), market demand and passing through of higher raw material costs compared to fiscal 2007.

        Other Revenue.    Other revenue was $12.9 million in fiscal 2008, an increase of 13.0% from $11.4 million for fiscal 2007. The increase is due to higher activity in toll conversion, revenue recognized from the twenty year agreement to provide conversion services to Titanium Metals Corporation (as described in Note 15 of the accompanying consolidated financial statements), scrap sales and miscellaneous sales.

        Cost of Sales.    Cost of sales was $492.3 million, or 77.3% of net revenues in fiscal 2008, an increase as compared to $408.7 million, or 73.0% of net revenues in fiscal 2007. Cost of sales increased as a result of a combination of the following factors: (i) increased volumes, (ii) increased manufacturing costs due to planned and unplanned equipment outages, (iii) changes in product mix due to an increase in the production and sale of higher-cost alloy and forms, (iv) increased energy costs, and (v) increased raw material costs of molybdenum, cobalt and chromium partially offset by the lower nickel costs. In fiscal 2007, cost of sales was increased due to a one-time bonus accrual to union employees upon ratification of the collective bargaining agreement of $2.2 million (or 0.4% of net revenue), which did not repeat in fiscal 2008. This decrease was partially offset by higher wage rates for union employees and increased fringe benefit costs in fiscal 2008. Cost of sales in fiscal 2008 was also decreased by a $3.7 million (0.6% of net revenue) pension curtailment gain, which was recorded due to an amendment to freeze future pension benefit accruals for non-union employees in the U.S. The overall increase in cost of sales as a percentage of net revenues (and the corresponding decline in gross profit as a percentage of net revenue) can also be attributed to the increased competition (which lowered net revenue). While the price of nickel was lower for fiscal 2008 than fiscal 2007, the lower price of nickel was offset by increased prices for other raw materials that are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium. As reported by the London Metals Exchange, the average price per pound for 30-day cash buyers of nickel at September 30, 2008 was $8.07 compared to $13.40 at September 30, 2007, and the average price over the course of fiscal 2008 was higher than the 30-day cash average at September 30, 2008.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $42.3 million in fiscal 2008, an increase of $2.8 million from $39.4 million in fiscal 2007 due to: (i) higher business activity causing commissions and sales expenses to increase $3.9 million, and (ii) the fiscal 2007 reduction in allowance for doubtful accounts of $0.4 million compared to fiscal 2008 to reflect the write-off history. These increases were partially offset by a decrease in stock compensation expense of $1.5 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 6.6% for fiscal 2008 compared to 7.0% for fiscal 2007 due primarily to increased revenues.

        Research and Technical Expense.    Research and technical expense was $3.4 million, or 0.5% of net revenues, in fiscal 2008, a slight increase of $0.3 million compared to $3.1 million, or 0.6% of net revenues, in fiscal 2007 due to normal inflationary increases and increased staff levels earlier in fiscal 2008 required to support the transition of retiring employees.

        Operating Income.    As a result of the above factors, operating income in fiscal 2008 was $98.9 million compared to $108.5 million in fiscal 2007.

        Interest Expense.    Interest expense was $1.2 million in fiscal 2008, a decrease of $3.0 million from $4.2 million in fiscal 2007. The decrease is due to a lower average balance outstanding resulting from: (i) the Company's application of proceeds from the equity offering that occurred near the end of the second quarter of fiscal 2007, (ii) cash generated from operations, and (iii) proceeds from the exercise of stock options which were used to reduce the outstanding debt balance.

        Income Taxes.    Income tax expense was $35.1 million in fiscal 2008, a decrease from $38.5 million in fiscal 2007 due to lower pretax income. The effective tax rate for fiscal 2008 was 35.9% compared to 36.8% in fiscal 2007. The decrease in effective tax rate is primarily attributable to (i) lower blended state tax rate in the U.S. due to an apportionment change and (ii) a higher manufacturers deduction for U.S. based facilities.

        Net Income.    As a result of the above factors, net income was $62.8 million in fiscal 2008, a decrease of $3.3 million, or 5.1% compared to $66.1 million in fiscal 2007.

Liquidity and Capital Resources

  Comparative Cash Flow Analysis

        During fiscal 2009, the Company's primary source of cash was cash from operations, as detailed in the paragraph below. Additional sources of cash included (i) borrowings under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation (Central) (described below), and (ii) the exercise of an additional 65,156 stock options in fiscal 2009. At September 30, 2009, the Company had cash and cash equivalents of approximately $105.1 million compared to cash and cash equivalents of approximately $7.1 million at September 30, 2008.

        Net cash provided by operating activities was $120.0 million in fiscal 2009, as compared to cash provided by operating activities of $41.3 million in fiscal 2008. The strong cash generation was the result of improved working capital management with the focus on reducing inventory and collecting accounts receivable. At September 30, 2009, inventory balances (net of foreign currency adjustments) were approximately $121.0 million lower than at September 30, 2008. This reduction in inventory was a result of lower sales, lower raw material costs and a focus on shortened production lead-times made possible by our recent equipment upgrades and more effective stocking strategies at service centers. Cash generated from a reduction of accounts receivable was $50.9 million in fiscal 2009, as compared to $5.1 million for fiscal 2008, as a result of lower sales and focusing on improving days sales outstanding. Pension and postretirement benefits was a use of cash of $13.9 million. Net cash used in investing activities was $9.2 million in fiscal 2009, as a result of the lower level of capital expenditure spending. As a result of the above, borrowings on the revolving credit facility decreased by $11.8 million to a zero balance on the revolver and the cash balance increased to $105.1 million at September 30, 2009.

        Net cash provided by operating activities was $41.3 million in fiscal 2008, as compared to cash provided by operating activities of $4.6 million in fiscal 2007. At September 30, 2008, inventory balances (net of foreign currency adjustments) were approximately $21.6 million higher than at September 30, 2007, as a result of the continued increase in costs of raw materials, a higher level of inventory required to be maintained to support the increased level of sales and a level of safety stock in order to continue production and shipments through the planned outages related to capital upgrades. In addition, the pension and postretirement benefits balance decreased by $12.5 million due to the payments to the plans and plan amendments. Net cash used in investing activities was $21.6 million in fiscal 2008, as a result of the continuing capital expenditure program and the Asian distribution expansion and acquisition. As a result of the above, borrowings on the revolving credit facility decreased by $23.7 million. Also included in cash from financing activities is $3.2 million for the excess tax benefit from the exercise of 177,386 stock options in fiscal 2008.

  Future Sources of Liquidity

        The Company's sources of cash for fiscal 2010 are expected to consist primarily of cash generated from operations (including approximately $24.3 million in federal income tax refunds), cash on hand, and borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2009, the Company had cash of approximately $105.1 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund working capital requirements, planned capital expenditures and dividends over the next twelve months.

  U.S. Revolving Credit Facility

        The Company and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extended the maturity date of the U.S. revolving credit facility to September 30, 2011, increased the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permitted the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminated a covenant requiring the Company to maintain an EBITDA amount of $22.0 million. The maximum revolving loan amount under the Amended Agreement is $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate", plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2009, the U.S. revolving credit facility had an outstanding balance of zero. During the twelve month period ended September 30, 2009, it bore interest at a weighted average interest rate of 5.05%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of September 30, 2009, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to

Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET. The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's foreign subsidiaries.

  Future Uses of Liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  Funding operations;

  •
  Capital spending to improve reliability and performance of the equipment;

  •
  Pension plan funding; and

  •
  Dividends to stockholders.

        In fiscal 2010, capital spending is targeted at approximately $15.0 million, with the focus on recurring equipment requirements of approximately $9.0 million and approximately $6.0 million on the upgrade of the four-high Steckel rolling mill. The Company also recently announced plans to spend approximately $65.0 million over the next five years on new strategic initiatives which focus on improving the capability of the Company's production assets. The Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2010 and 2011 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets of service center operations. Additionally, the Company plans to spend approximately $30.0 million (or $6.0 million per year) on upgrades to its four-high Steckel rolling mill and supporting equipment, and approximately $25.0 million (or $5.0 per year) on other equipment purchases and upgrades. These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time. The Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects. This will approximate capital spending of $85.0 million over the next five years. Management does not anticipate prolonged equipment outages as a result of upgrades in fiscal 2010.

        Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2009:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt obligations (including interest and fees)(2)	$1,020	$510	$510	$—	$—
Operating lease obligations	12,290	3,334	3,626	1,755	3,575
Capital lease obligations	330	33	66	66	165
Raw material contracts	36,316	30,694	5,622	—	—
Natural gas hedge	1,689	1,689	—	—	—
Mill supplies contracts	122	122	—	—	—
Capital projects	2,307	2,307	—	—	—
Pension plan(3)	86,320	15,320	28,200	26,600	16,200
Non-qualified pension plans	893	95	190	190	418
Other postretirement benefits(4)	49,800	4,800	10,000	10,000	25,000
Non-compete obligations(5)	220	110	110	—	—

Total	$191,307	$59,014	$48,324	$38,611	$45,358

(1)
Taxes are not included in the table. The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on October 1, 2007. As of September 30, 2009, the non-current income taxes payable were $292. It is not possible to determine in which period the tax liability might be paid out.

(2)
As of September 30, 2009, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(3)
The Company has a funding obligation to contribute $85,360 to the domestic pension plan and expects its U.K. subsidiary to contribute $960 in fiscal 2010 to the U.K. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

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

        The Company's accounting policies are more fully described in Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The Company has identified certain critical accounting policies, which are described below. The following listing of policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

  Revenue Recognition

        Revenue is recognized when collectability is reasonably assured and when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point or at a foreign port for certain export customers). Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience. Should returns increase above historical experience, additional allowances may be required.

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

        The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption on a long-term perspective based on its asset allocation of 58% equity, 41% fixed income and 1% other. The Company's assumption for expected rate of return for plan assets for equity, fixed income, and real estate/other are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

        In the short-term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $260,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. Gains and losses are generally amortized over a 7-year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $180,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

        Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for fourteen members of the plan.

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

        The Company reviewed goodwill and trademarks for impairment as of December 31, 2008, and concluded no impairment adjustment was necessary. During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company's market capitalization below its total shareholder's equity value for a sustained period of time, which is an indication that goodwill may be impaired. As a result, the Company performed an interim step one goodwill impairment analysis as of February 28, 2009 which indicated impairment. With the assistance of a third-party valuation specialist, the Company first determined the fair value of its one reporting unit using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market value approach, which uses quoted market prices. The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows of the Company. The long-term projections used in the valuation were developed as a part of the Company's annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for specific attributes of the Company such as size and industry.

        In connection with the second step of the goodwill impairment test, the Company compared the implied fair value of the reporting unit goodwill to the carrying value of that goodwill and determined that the carrying value of the Company's one reporting unit exceeded its fair value. As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009. The Company reviewed trademarks for impairment as of December 31, 2008, February 28, 2009, June 30, 2009 and again at August 31, 2009 and concluded no impairment adjustment was necessary.

  Share-Based Compensation

  Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are rights to acquire shares of the Company's common stock, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

        On October 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, which was primarily codified into Topic 718 (Compensation—Stock Compensation) in the Accounting Standards Codification ("ASC"). The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards. The amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which was primarily codified into Topic 740 (Income Taxes) in the ASC, which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. This guidance also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes which was primarily codified into Topic 740-10 (Income Taxes > Overall) in the ASC. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. It also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement ("SFAS 157") which was primarily codified into Topic 820-10 (Fair Value Measurements and Disclosure) in the ASC. This guidance addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." On February 12, 2008, the FASB issued Staff Position 157-2 ("FSP 157-2") which was primarily codified into Topic 820-10-55 (Fair Value Measurements and Disclosure > Implementation) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, for financial assets and liabilities, the statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008. The implementation of SFAS 157 and FSP 157-2 in fiscal 2009 did not have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which was primarily codified into Topic 805 (Business Combinations) in the ASC. This guidance requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance also expands disclosures related to business combinations and will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS 160"), which was primarily codified into Topic 810-10 (Consolidations) in the ASC. This guidance requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This guidance will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of this guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161")—an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815-10 (Derivatives and Hedging). This guidance is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on October 1, 2009 and it is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's outstanding debt was variable rate debt at September 30, 2008 and 2009. A hypothetical 10%

increase in the interest rate on variable rate debt would have resulted in additional interest expense of approximately $0.1 million for the fiscal year ended September 30, 2008. The Company's outstanding variable rate debt was zero at September 30, 2009. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

        Fluctuations in the price of nickel, the Company's most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not presently use derivative instruments to manage this market risk, but may in the future. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that the Company may not be able to successfully offset a rapid increase in the cost of raw material in the future as it has been able to in the past.

        On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company's unrealized hedging loss was $83,000 at September 30, 2009. On a hypothetical basis, a $1.00 per MMBTU decrease in the market price of natural gas is estimated to have an unfavorable impact of $300,000 of unrealized hedging loss for the period ended September 30, 2009 as a result of the commodity swap-cash settlement agreement.

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. as of September 30, 2009 and 2008 and for the years ended September 30, 2009, September 30, 2008 and September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International Inc. and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. We also have audited the Company's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Notes 2 and 8 to the consolidated financial statements, effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which was primarily codified into Topic 740 Income Taxes, and effective September 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which was primarily codified into Topics 715, Compensation—Retirement Benefits, and 960, Plan Accounting—Defined Benefit Pension Plans.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 23, 2009

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,058	$105,095
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,354 and $1,310 respectively	99,295	47,473
Inventories	304,915	182,771
Income taxes receivable	—	24,348
Deferred income taxes	9,399	9,035
Other current assets	2,573	645

Total current assets	423,350	369,477
Property, plant and equipment, net	107,302	105,820
Deferred income taxes—long term portion	32,310	58,843
Prepayments and deferred charges	2,741	2,670
Restricted cash—long term portion	220	110
Goodwill	43,737	—
Other intangible assets, net	7,907	7,230

Total assets	$617,567	$544,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,939	$29,249
Accrued expenses	12,729	10,312
Income taxes payable	7,482	—
Accrued pension and postretirement benefits	15,016	20,215
Revolving credit facilities	11,812	—
Deferred revenue—current portion	2,500	2,500
Current maturities of long-term obligations	1,515	110

Total current liabilities	92,993	62,386
Long-term obligations (less current portion)	1,582	1,482
Deferred revenue (less current portion)	42,830	40,329
Non-current income taxes payable	276	292
Accrued pension and postretirement benefits	100,343	160,862

Total liabilities	238,024	265,351
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 11,984,623 and 12,101,829 shares issued and outstanding at September 30, 2008 and September 30, 2009, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	225,821	227,734
Accumulated earnings	155,831	103,509
Accumulated other comprehensive loss	(2,121)	(52,456)

Total stockholders' equity	379,543	278,799

Total liabilities and stockholders' equity	$617,567	$544,150

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2007	Year Ended September 30, 2008	Year Ended September 30, 2009
Net revenues	$559,836	$637,006	$438,633
Cost of sales	408,752	492,349	416,150

Gross profit	151,084	144,657	22,483
Selling, general and administrative expense	39,441	42,277	36,207
Research and technical expense	3,116	3,441	3,120
Impairment of goodwill	—	—	43,737

Operating income (loss)	108,527	98,939	(60,581)
Interest income	(227)	(188)	(138)
Interest expense	4,166	1,213	647

Income (loss) before income taxes	104,588	97,914	(61,090)
Provision for (benefit from) income taxes	38,468	35,136	(8,768)

Net income (loss)	$66,120	$62,778	$(52,322)

Net income (loss) per share:
Basic	$6.07	$5.27	$(4.36)
Diluted	$5.89	$5.22	$(4.36)
Weighted average shares outstanding:
Basic	10,896,067	11,903,289	12,004,498
Diluted	11,230,101	12,026,440	12,004,498

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2007	Year Ended September 30, 2008	Year Ended September 30, 2009
Net income (loss)	$66,120	$62,778	$(52,322)
Other comprehensive income (loss), net of tax:
Pension curtailment	—	2,701	282
Pension and postretirement	217	(5,429)	(49,637)
Foreign currency translation adjustment	3,441	(3,374)	(980)

Other comprehensive income (loss)	3,658	(6,102)	(50,335)

Comprehensive income (loss)	$69,778	$56,676	$(102,657)

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings		Total Stockholders' Equity
	Shares	Par
Balance October 1, 2006	10,000,000	$10	$122,937	$27,760	$841	$151,548
Net income				66,120		66,120
Other comprehensive income					3,658	3,658
Adoption of SFAS No. 158 (net of tax)					(518)	(518)
Equity offering, net	1,200,000	1	72,751			72,752
Exercise of stock options	607,237	1	19,680			19,681
Stock compensation			3,136			3,136

Balance September 30, 2007	11,807,237	12	218,504	93,880	3,981	316,377
Net income				62,778		62,778
Other comprehensive loss					(6,102)	(6,102)
Adoption of FIN 48				(827)		(827)
Exercise of stock options	177,386		5,667			5,667
Stock compensation			1,650			1,650

Balance September 30, 2008	11,984,623	12	225,821	155,831	(2,121)	379,543
Net loss				(52,322)		(52,322)
Other comprehensive loss					(50,335)	(50,335)
Exercise of stock options	65,156		955			955
Tax impact of forfeited vested options			(351)			(351)
Issue restricted stock	52,050
Stock compensation			1,309			1,309

Balance September 30, 2009	12,101,829	$12	$227,734	$103,509	$(52,456)	$278,799

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2007	Year Ended September 30, 2008	Year Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$66,120	$62,778	$(52,322)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,501	8,934	10,450
Amortization	1,146	1,119	993
Impairment of goodwill	—	—	43,737
Stock compensation expense	3,136	1,650	1,309
Excess tax benefit from option exercises	(10,869)	(3,187)	21
Deferred revenue	50,000	—	—
Deferred revenue—portion recognized	(2,171)	(2,499)	(2,501)
Deferred income taxes	3,928	(7,511)	3,887
Pension curtailment gain	—	(3,659)	—
Loss on disposition of property	134	321	169
Change in assets and liabilities
Accounts receivable	(26,308)	5,121	50,901
Inventories	(103,100)	(21,569)	120,980
Other assets	(2,573)	28	2,035
Accounts payable and accrued expenses	12,558	(4,021)	(14,234)
Income taxes	8,754	12,604	(31,553)
Accrued pension and postretirement benefits	(3,680)	(8,826)	(13,890)

Net cash provided by operating activities	4,576	41,283	119,982

Cash flows from investing activities:
Additions to property, plant and equipment	(16,226)	(18,685)	(9,303)
Asian distribution expansion and acquisition	—	(3,000)	—
Change in restricted cash	110	110	110

Net cash used in investing activities	(16,116)	(21,575)	(9,193)

Cash flows from financing activities:
Net decrease in revolving credit facility	(81,287)	(23,737)	(11,812)
Proceeds from equity offering, net	72,752	—	—
Proceeds from exercise of stock options	8,478	2,480	976
Excess tax benefit from option exercises	10,869	3,187	(21)
Payment for debt issuance cost	—	—	(316)
Changes in long-term obligations	(119)	(135)	(1,505)

Net cash provided by (used in) financing activities	10,693	(18,205)	(12,678)

Effect of exchange rates on cash	382	(162)	(74)

Increase (decrease) in cash and cash equivalents:	(465)	1,341	98,037
Cash and cash equivalents:
Beginning of period	6,182	5,717	7,058

End of period	$5,717	$7,058	$105,095

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$3,794	$1,115	$566

Income taxes	$26,072	$32,410	$20,869

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

Note 2    Summary of Significant Accounting Policies

A.    Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Paris, France; Openshaw, Lenzburg, Switzerland; and Shanghi, China; and sales offices in Singapore; Milan, Italy; Chennai, India; and Shanghai, China.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

D.    Revenue Recognition

        The Company recognizes revenue when collectability is reasonably assured and when title passes to the customer, which is generally at the time of shipment with freight terms of FOB shipping point or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience.

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

F.     Intangible Assets and Goodwill

        Goodwill was created primarily as a result of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which was primarily codified into Topic 350 (Intangibles—Goodwill and Other) in the Accounting Standards Codification ("ASC"). Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value of goodwill exceeds its fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment. The Company estimates fair value using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

        The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $1,146, $1,119 and $993 for the years ended September 30, 2007, 2008 and 2009, respectively.

        During fiscal 2008, goodwill was tested for impairment on August 31, 2008 (annual impairment test date) with no impairment recognized. Due to uncertainty surrounding the global economy and volatility in the Company's stock price, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008 of its goodwill. No impairment was recognized at December 31, 2008 because the fair value exceeded the carrying values.

        During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company's market capitalization below its total shareholder's equity value for a sustained period of time, which is an indication that goodwill may be impaired. As a result, the Company performed an interim step one goodwill impairment analysis as of February 28, 2009 which indicated impairment. With the assistance of a third-party valuation specialist, the

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

Company first determined the fair value of its one reporting unit using two valuation methodologies: (a) the income approach, which uses discounted cash flow projections, and (b) the market value approach, which uses quoted market prices. The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows of the Company. The long-term projections used in the valuation were developed as a part of the Company's annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for specific attributes of the Company such as size and industry.

        In connection with the second step of the goodwill impairment test, the Company compared the implied fair value of the reporting unit goodwill to the carrying value of that goodwill and determined that the carrying value of the Company's one reporting unit exceeded its fair value. As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009, which was primarily non-deductible for tax purposes.

        The following table reflects the change to the carrying amount of goodwill for the year ended September 30, 2009:

Goodwill balance at September 30, 2008	$43,737
Impairment charge	(43,737)

Goodwill balance at September 30, 2009	$0

        The Company reviews trademarks for impairment at least annually as of August 31 (the annual impairment testing date). During fiscal 2009, due to the uncertainty surrounding the global economy and stock price volatility generally, and volatility in the Company's stock price in particular, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of December 31, 2008, February 28, 2009, June 30, 2009 and again at August 31, 2009 of trademarks. No impairment was recognized because the fair value exceeded the carrying values.

        The following represents a summary of intangible assets at September 30, 2008 and 2009:

September 30, 2008	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(5,480)	$3,187
Trademarks	3,800	—	3,800
Non-compete	1,340	(488)	852
Other	465	(397)	68

	$14,272	$(6,365)	$7,907

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

September 30, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,040)	$2,627
Trademarks	3,800	—	3,800
Non-compete	1,340	(758)	582
Other	316	(95)	221

	$14,123	$(6,893)	$7,230

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2010	$557
2011	545
2012	359
2013	350
2014	350

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

        The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. The amount of interest capitalized was $308, $642 and $21 for the years ended September 30, 2007, 2008 and 2009, respectively. The decrease in the year ended September 30, 2009 relates to the Company having a zero balance on the revolver.

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. During fiscal 2009, due to the uncertainty surrounding the global economy and stock price volatility, and the volatility of the Company's stock price in particular, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test as of

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

February 28, 2009 and September 30, 2009. No impairment was recognized because the fair value exceeded the carrying values.

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

I.     Pension and Postretirement Benefits

        The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. During fiscal 2009, the Company reduced its worldwide workforce by 18%.

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

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2007, 2008 and 2009, were $3,116, $3,441, and $3,120, respectively.

L.    Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109") which was primarily codified into Topic 740 (Income Taxes) in the ASC, which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

differences between book and tax basis of recorded assets and liabilities. This guidance also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an Interpretation of SFAS 109, Accounting for Income Taxes which was primarily codified into Topic 740-10 (Income Taxes > Overall) in the ASC. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The impact of adoption of FIN 48 on October 1, 2007, was to decrease accumulated earnings by $827, increased goodwill by $675, increase deferred tax asset by $3,316, and increase non-current income taxes payable by $4,818 (including $241 of interest).

M.   Stock Based Compensation

Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are rights to acquire shares of the Company's common stock, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

        On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, which was primarily codified into Topic 718 (Compensation—Stock Compensation) in the ASC. The guidance requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards. The amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

N.    Financial Instruments and Concentrations of Risk

        The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which was primarily codified into Topic 815 (Derivatives and Hedges) in the ASC. The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2009 and 2008, the Company had no foreign currency exchange contracts outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2009, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.

        During 2009, 2008 and 2007 the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

P.     Earnings (Loss) Per Share

        The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128") which was primarily codified into Topic 260 (Earnings Per Share) in the ASC. This guidance requires two presentations of earnings (loss) per share—"basic" and "diluted." Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings (loss) per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued less any treasury stock purchased. The treasury stock method is used, which assumes that the Company will use the proceeds from the exercise of the options to purchase shares of stock for treasury.

        Basic and diluted net income (loss) per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2007	2008	2009
Numerator:
Net income (loss)	$66,120	$62,778	$(52,322)
Denominator:
Weighted average shares outstanding—Basic	10,896,067	11,903,289	12,004,498
Effect of dilutive stock options	334,034	123,151	50,302
Adjustment for net loss	—	—	(50,302)

Weighted average shares outstanding—Diluted	11,230,101	12,026,440	12,004,498

Basic net income (loss) per share	$6.07	$5.27	$(4.36)
Diluted net income (loss) per share	$5.89	$5.22	$(4.36)
Number of stock option shares excluded as their effect would be anti-dilutive	95,750	224,000	288,777
Number of restricted stock shares excluded as their performance goal is not yet met	—	—	31,050
Number of restricted stock shares excluded because of the net loss	—	—	21,000

        Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income (loss) per share. Restricted stock issued to certain key employees is not

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

included in the computation as the performance goal is deemed not yet achieved. Restricted stock issued to non-employee directors would be included in the computation if net income was positive.

Q.    Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement ("SFAS 157") which was primarily codified into Topic 820-10 (Fair Value Measurements and Disclosure) in the ASC. This guidance addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." On February 12, 2008, the FASB issued Staff Position 157-2 ("FSP 157-2") which was primarily codified into Topic 820-10-55 (Fair Value Measurements and Disclosure > Implementation) in the ASC, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore for financial assets and liabilities the statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted SFAS 157 (excluding nonfinancial assets and liabilities) beginning on October 1, 2008. The implementation of SFAS 157 and FSP 157-2 in fiscal 2009 did not have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159") which was primarily codified into Topic 825-10 (Financial Instruments) in the ASC, to permit all entities to elect to measure eligible financial instruments at fair value. This guidance applies to fiscal years beginning after November 15, 2007, with early adoption permitted. An entity is prohibited from retrospectively applying unless it chooses early adoption. The Company was required to adopt this guidance beginning October 1, 2008. Due to making no election on any of the Company's instruments, the adoption of ASC 825-10 on October 1, 2008 had no impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which was primarily codified into Topic 805 (Business Combinations) in the ASC. This guidance requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance also expands disclosures related to business combinations and will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS 160"), which was primarily codified into

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

Topic 810-10 (Consolidations) in the ASC. This guidance requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This guidance will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of this guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161")—an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815-10 (Derivatives and Hedging) in the ASC. This guidance is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company elected early adoption of SFAS 161 and has included all applicable disclosures in its Consolidated Financial Statements.

        In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly ("FSP 157-4") which was primarily codified into Topic 820 (Fair Value Measurements and Disclosures) in the ASC, which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP 157-4 was applied prospectively for interim periods ending after June 15, 2009, which did not have a material impact on the Company's financial position, result of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3") which is primarily codified into Topic 250 (Intangibles—Goodwill and Other) in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

prohibited. Accordingly, this FSP is effective for the Company on October 1, 2009. The Company is currently evaluating the effect the adoption will have on its consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP 132(R)-1") which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC. The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this guidance is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165") which is primarily codified into Topic 855 (Subsequent Events) in the ASC, which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This guidance is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Subsequent events were evaluated through November 23, 2009, the date the consolidated financial statements were issued. See Note 17 for identified items.

        In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168") which is primarily codified into Topic 105 (Generally Accepted Accounting Principles) in the ASC. The objective of this guidance is to replace SFAS 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement did not have a significant impact on the Company's financial statements.

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

	Year Ended September 30,
	2007			2008			2009
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$66,120			$62,778			$(52,322)
Other comprehensive income (loss):
Pension curtailment			—	$4,532	$(1,831)	2,701	$392	$(110)	282
Pension and postretirement	310	(93)	217	(8,789)	3,360	(5,429)	(80,073)	30,436	(49,637)
Foreign currency translation adjustment	3,700	(259)	3,441	(3,169)	(205)	(3,374)	(980)	—	(980)

Other comprehensive income (loss)	$4,010	$(352)	$3,658	$(7,426)	$1,324	$(6,102)	$(80,661)	$30,326	$(50,335)

Total comprehensive income (loss)			$69,778			$56,676			$(102,657)

        The following is a breakdown of accumulated other comprehensive income (loss) net of tax effects:

	Accumulated Other Comprehensive Income (Loss) at September 30, 2008	Other Comprehensive Loss for the year ended September 30, 2009	Accumulated Other Comprehensive Income (Loss) at September 30, 2009
Foreign Currency Translation Adjustment	$1,125	$(980)	$145
Pension and Postretirement, including curtailment	(3,246)	(49,355)	(52,601)

	$(2,121)	$(50,335)	$(52,456)

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30,
	2008	2009
Raw materials	$20,343	$13,321
Work-in-process	155,782	87,322
Finished goods	127,653	81,228
Other	1,137	900

	$304,915	$182,771

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2008	2009
Land and land improvements	$4,400	$4,887
Buildings	12,527	13,548
Machinery and equipment	116,095	122,007
Construction in process	1,501	2,898

	134,523	143,340
Less accumulated depreciation	(27,221)	(37,520)

	$107,302	$105,820

        The Company has $844 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30,
	2008	2009
Employee compensation	$8,310	$5,790
Taxes, other than income taxes	1,511	1,611
Other	2,908	2,911

	$12,729	$10,312

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2007	2008	2009
Income (loss) before income taxes:
U.S.	$93,790	$86,124	$(60,071)
Foreign	10,798	11,790	(1,019)

Total	$104,588	$97,914	$(61,090)

Provision for (benefit from) income taxes:
Current:
U.S. Federal	$24,382	$34,580	$(10,747)
Foreign	2,571	3,038	(183)
State	6,689	2,273	(2,111)

Total	33,642	39,891	(13,041)

Deferred:
U.S. Federal	3,229	(6,499)	3,309
Foreign	367	194	(50)
State	1,230	1,550	1,014

Total	4,826	(4,755)	4,273

Total provision for (benefit from) income taxes	$38,468	$35,136	$(8,768)

        The provision for (benefit from) income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2007	2008	2009
Statutory federal tax rate	35%	35%	35%
Tax provision for (benefit from) income taxes at the statutory rate	$36,605	$34,270	$(21,381)
Foreign tax rate differentials	(841)	(894)	125
Provision for (benefit from) state taxes, net of federal taxes	5,153	2,987	(419)
U.S. tax on distributed and undistributed earnings (losses) of foreign subsidiaries	743	793	(1,158)
Manufacturer's deduction	(525)	(1,260)	—
Extraterritorial income exclusion	(1,021)	—	—
Tax credits	(573)	(558)	(490)
Nondeductible goodwill	—	—	14,438
Other, net	(1,073)	(202)	117

Provision for (benefit from) income taxes at effective tax rate	$38,468	$35,136	$(8,768)

        During fiscal 2009 the Company's effective tax rate was impacted by the impairment of non-deductible goodwill, a change in the reinvestment policy of a foreign entity, and a change in the state apportionment

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes (Continued)

factor which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset.

        Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2008	2009
Current deferred tax assets (liabilities):
Inventories	$3,983	$2,062
Pension and postretirement benefits	3,000	3,930
Accrued expenses and other	601	936
Accrued compensation and benefits	1,419	1,168
Tax credit carryforwards	—	—
Other foreign related	(568)	(17)
TIMET Agreement	964	956

Total net current deferred tax assets	9,399	9,035

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(17,660)	(18,526)
Intangible assets	(2,523)	(2,273)
Undistributed earnings of foreign subsidiary	(1,275)	—
Pension and postretirement benefits	35,092	61,035
Accrued compensation and benefits	1,574	1,761
TIMET Agreement	16,522	15,426
Other accruals	580	1,420

Total net noncurrent deferred tax assets	32,310	58,843

Net deferred tax assets (liabilities)	$41,709	$67,878

        The Company has excluded undistributed earnings of $32,070 of its foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide for taxes on such amounts.

        On October 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109, Accounting for Income Taxes which was primarily codified into Topic 740-10 (Income Taxes > Overall) in the ASC. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. It also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

        The impact of the adoption of FIN 48 on October 1, 2007, was to decrease accumulated earnings by $827, increase goodwill by $675, increase deferred tax assets by $3,316, and increase non-current income taxes payable by $4,818 (including $241 of interest).

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	October 1, 2007 To September 30, 2008	October 1, 2008 To September 30, 2009
Balance at beginning of period	$4,577	$264
Gross Increases—current period tax positions	—	—
Gross Decreases—current period tax positions	—	—
Gross Increases—tax positions in prior periods	—	—
Gross Decreases—tax positions in prior periods	(4,313)	—
Gross Decreases—settlements with taxing authorities	—	—
Gross Decreases—lapse of statute of limitations	—	—

Balance at end of period	$264	$264

        The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate is $189 as of September 30, 2009. Additionally, as consistent with prior periods, the Company recognized accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense. The total amount of accrued interest and penalties was approximately $28 and $0 respectively, as of September 30, 2009.

        As of September 30, 2009, the Company is open to examination in the U.S. federal income tax jurisdiction for the September 30, 2007 and September 30, 2008 tax years, in the U.K. for the years 2004-2008, in Switzerland for 2008 and 2009, and in France for the years 2007-2009. The Company is also open to examination in other foreign locations and various states in the U.S., none of which were individually material. The Company is not currently under audit in any significant jurisdiction.

        Of the unrecognized tax benefits noted above, the Company does not anticipate any significant changes to occur in unrecognized tax benefits over the next 12 months.

Note 7    Debt

  U.S. revolving credit facility

        The Company and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extended the maturity date of the U.S. revolving credit facility to September 30, 2011, increased the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permitted the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminated a covenant requiring the Company to maintain an EBITDA amount of $22.0 million. The maximum revolving loan amount under the Amended Agreement is $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate", plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2009, the U.S. revolving credit facility had an outstanding balance of zero. During the twelve month period ended September 30, 2009, it bore interest at

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 7    Debt (Continued)

a weighted average interest rate of 5.05%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios when availability is less than $25.0 million and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met. As of September 30, 2009, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants, The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interest in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (see discussion of TIMET at Note 15). The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company's foreign subsidiaries.

  U.K. revolving credit facility

        The Company's U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., previously had an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During April 2008, the term of the U.K. revolving credit facility ended. The Company replaced this facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2.0 million pound sterling ($3,196). Haynes U.K. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 1.1% per annum. As of September 30, 2009, the overdraft facility had an outstanding balance of zero.

        Debt and long-term obligations consist of the following (in thousands):

	September 30,
	2008	2009
Revolving Credit Agreement
U.S. Facility, 4.64% 2008; 5.00% 2009, expires September 2011	$11,812	$—
Three year mortgage note, 3.1%, due in December 2008 (Swiss Subsidiary)	1,405	—
Other long-term obligations	1,692	1,592

	3,097	1,592
Less amounts due within one year	1,515	110

	$1,582	$1,482

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

        At September 30, 2009, the Company had access to approximately $120,000 under its credit agreement (based on borrowing base and certain reserves). The Company's British subsidiary (Haynes International LTD) has an overdraft facility of 2,000 Sterling ($3,196) all of which was available on September 30, 2009. The Company's French subsidiary (Haynes International, SARL) has an overdraft banking facility of 1,200 Euro ($1,757) of which 395 Euro ($578) was available on September 30, 2009. The Company's Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 1,000 Swiss Francs ($965) all of which was available on September 30, 2009.

        Maturities of long-term debt are as follows at September 30, 2009:

Year Ending
2010	$110
2011	100
2012	—
2013	—
2014	—
2015 and thereafter	1,382

$1,592

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for these groups. Expenses associated with this plan for the years ended September 30, 2007, 2008 and 2009 totaled $665, $1,091 and $1,077, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2007, 2008 and 2009.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Defined Benefit Plans

        The Company has non-contributory defined benefit pension plans which cover most employees in the U.S. and certain foreign subsidiaries. In the U.S. salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). On October 3, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit was increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant's salary deferrals, up to 6% of compensation. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, the Company recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefit accruals for fourteen members of the plan. As of September 30, 2009, the company recognized a reduction of the projected benefit obligation of $392, an increase to other comprehensive income (before tax) of $392 and zero impact on the statement of operations.

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

        The Company has non-qualified pensions for current and former executives of the Company. Non-qualified pension plan expense (income) for the years ended September 30, 2007, 2008 and 2009 was $418, $(129) and $145, respectively. Accrued liabilities in the amount of $893 and $2,583 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2009 and 2008, respectively.

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

        The Company made contributions of $12,650 and $8,360 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2009 and 2008, respectively. The Company's U.K. subsidiary made contributions of $960 and $1,067 for the year ended September 30, 2009 and 2008, respectively, to the U.K. pension plan.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30,		Year Ended September 30,
	2008	2009	2008	2009
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$183,993	$164,603	$80,044	$67,764
Service cost	2,761	2,409	1,307	1,327
Interest cost	10,757	11,821	4,859	4,925
Plan amendment	4,096	—	—	—
Curtailment gain	(8,191)	(392)	—	—
Actuarial losses (gains)	(19,339)	48,193	(14,394)	20,901
Employee contributions	62	42	—	—
Benefits paid	(9,536)	(10,233)	(4,052)	(4,890)

Projected benefit obligation at end of year	$164,603	$216,443	$67,764	$90,027

Change in Plan Assets:
Fair value of plan assets at beginning of year	$143,281	$119,591	$—	$—
Actual return (loss) on assets	(23,643))	3,275	—	—
Employer contributions	9,427	13,610	4,052	4,890
Employee contributions	62	43	—	—
Benefits paid	(9,536)	(10,233)	(4,052)	(4,890)

Fair value of plan assets at end of year	$119,591	$126,286	$—	$—

Funded Status of Plan:
Unfunded status	$(45,012)	$(90,157)	$(67,764)	$(90,027)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2008	2009	2008	2009	2008	2009	2008	2009
Accrued benefit liability	$(45,012)	$(90,157)	$(67,764)	$(90,027)	$(2,583)	$(893)	$(115,359)	$(181,077)
Accumulated other comprehensive loss (income)	24,451	77,924	(19,191)	7,017	—	—	5,260	84,941

Net amount recognized	$(20,561)	$(12,233)	$(86,955)	$(83,010)	$(2,583)	$(893)	$(110,099)	$(96,136)

Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$—	$4,922	$482	$1,992	$—	$—	$482	$6,914
Amortization of prior service cost	808	808	(5,789)	(5,789)	—	—	(4,981)	(4,981)

	$808	$5,730	$(5,307)	$(3,797)	$—	$—	$(4,499)	$1,933

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The accumulated benefit obligation for the pension plans was $154,526 and $199,567 at September 30, 2008 and 2009, respectively.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which was primarily codified into Topics 715, Compensation—Retirement Benefits and 960, Plan Accounting—Defined Benefit Pension Plans. SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of September 30, 2007. The impact of adopting SFAS 158 was to decrease accumulated other comprehensive income by $518, net of tax.

        The Company follows SFAS No. 106, Employers Accounting for Postretirement Benefits Other than Pensions, which was primarily codified into Topic 715-60 (Defined Benefit Plans—Other Postretirement) in the ASC, which requires the cost of postretirement benefits to be accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2007	2008	2009
Service cost	$4,188	$2,761	$2,409
Interest cost	9,986	10,757	11,821
Expected return on assets	(10,512)	(11,432)	(9,756)
Amortization of prior service cost	—	808	808
Curtailment gain	—	(3,659)	—

Net periodic cost (benefit)	$3,662	$(765)	$5,282

	Postretirement Health Care Benefits
	Year Ended September 30,
	2007	2008	2009
Service cost	$1,444	$1,307	$1,327
Interest cost	4,461	4,859	4,925
Amortization of unrecognized prior service cost	(5,789)	(5,789)	(5,789)
Recognized actuarial loss	1,660	1,630	482

Net periodic cost	$1,776	$2,007	$945

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Assumptions

        A 8.0% (6.0%-2008) annual rate of increase for ages under 65 and an 7.0% (6.2%-2008) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2009, gradually decreasing for both age groups to 5.0% (5.0%-2008) by the year 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in 2009:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$0	$0
Effect on accumulated postretirement benefit obligation	0	0

        The effect on total of service and interest cost components and the effect on accumulated postretirement benefit obligation is zero due to the negative plan amendment that caps the Company costs at $5,000 on an undiscounted basis per year.

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the domestic plans at September 30, 2008 and 2009 were determined based on the following assumptions:

	September 30, 2008	September 30, 2009
Discount rate	7.50%	5.50%
Rate of compensation increase (pension plan only)	4.00%	4.00%

        The net periodic pension and postretirement health care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30,
	2007	2008	2009
Discount rate	6.00%	6.25%	7.50%
Expected return on plan assets (pension plan only)	8.50%	8.50%	8.50%
Rate of compensation increase (pension plan only)	4.00%	4.00%	4.00%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Plan Assets and Investment Strategy

        The Company's domestic pension plans weighted-average asset allocations by asset category are as follows:

	September 30,
	2008	2009
Equity Securities	55%	58%
Debt Securities	43%	41%
Real Estate	0%	0%
Other	2%	1%

Total	100%	100%

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

        In determining the expected rate of return on plan assets, the Company takes into account the plan's allocation of 58% equities, 41% fixed income and 1% other. The Company assumes an approximately 3.5% to 4% equity risk premium above the broad bond market yields of 5.50% to 6.00%. Note that over very long historical periods the realized risk premium has been higher. The Company believes that its assumption of an 8.50% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

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

Contributions and Benefit Payments

        The Company expects to contribute approximately $14,360 to its domestic pension plans, $4,800 to its domestic other postretirement benefit plans, and $960 to the U.K. pension plan in fiscal 2010.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2010	$10,444	$4,800
2011	10,875	5,000
2012	11,105	5,000
2013	11,602	5,000
2014	12,064	5,000
2015-2019 (in total)	68,293	25,000

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,404, $3,770 and $3,659 for the years ended September 30, 2007, 2008 and 2009, respectively. Rent expense does not include income from sub-lease rentals totaling $180, $150 and $155 for the years ended September 30, 2007, 2008 and

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 9    Commitments (Continued)

2009, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2009, are as follows:

Operating
2010	$3,334
2011	2,269
2012	1,354
2013	894
2014	861
2015 and thereafter	3,575

$12,287

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $612 due in the future.

Note 10    Legal, Environmental and Other Contingencies

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

        The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. A third recently-filed case with similar allegations was

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 10    Legal, Environmental and Other Contingencies (Continued)

pending in the state of Texas, but recently plaintiffs in that case agreed to dismiss their claims against Haynes. The Company believes that it has defenses to these allegations and, that if the Company was found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, that can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

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

        Historical nitric acid leaks were discovered at the Arcadia, Louisiana location in fiscal 2008. Analytical results were received in March, 2008 and the site assessment was provided to the Louisiana Department of

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 10    Legal, Environmental and Other Contingencies (Continued)

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

        As of September 30, 2008 and September 30, 2009, the Company has accrued $1,517 and $1,516, respectively, for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, which was primarily codified into Topic 410-30 (Asset Retirement and Environmental Obligations) in the ASC, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,123 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $134 per year over the remaining obligation period.

        All eligible hourly employees at the Kokomo plant and Lebanon, Indiana service center (approximately 48.3% or 454 in aggregate as of September 30, 2009) are covered by a collective bargaining agreement which will expire in June 2010. The Company intends to renegotiate the agreement prior to the expiration.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation

Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are rights to acquire shares of the Company's common stock, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Outstanding shares of restricted stock are entitled to receive dividends on shares of common stock.

        On March 31, 2009, the Company granted 53,800 shares of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grant was $17.82, the closing price of the Company's common stock on the day of the grant. On September 30, 2009 the probability of reaching the 3 year performance goal was evaluated and it was determined that it was not probable that the performance goal would be achieved. Therefore the compensation expense recorded on the 31,050 shares granted to employees was reversed and no future compensation expense will be recorded unless circumstances change making the achievement of the goal no longer improbable.

        The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2009:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2008	—
Granted	53,800	$17.82
Forfeited / Canceled	(1,750)
Vested	—

Unvested at September 30, 2009	52,050	$17.82

Expected to vest—September 30, 2009	21,000	$17.82

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        Compensation expense related to restricted stock granted to non-employee directors for the year ended September 30, 2009 was $62. The remaining unrecognized compensation expense at September 30, 2009 was $312 to be recognized over a weighted average period of 2.50 years.

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

        The fair value of option grants was estimated as of the date of the grant pursuant FASB No. 123(R), Share-Based Payment, which was primarily codified into Topic 718 (Compensation—Stock Compensation) in the ASC. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts. The fair value of option grants include the assumptions for grants in fiscal 2007, 2008, and 2009 are as follows:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 30, 2007	$19.06	0%	4.54%	30%	3 years
September 1, 2007	$21.42	0%	4.16%	30%	3 years
March 31, 2008	$16.41	0%	1.88%	42%	3 years
October 1, 2008	$15.89	0%	2.12%	47%	3 years
March 31, 2009	$9.86	0%	1.15%	86%	3 years

        During fiscal 2009, the Company granted 82,850 options to certain employees. On October 1, 2008, the Company granted 20,000 options at an exercise price of $46.83, the fair market value of the Company's common stock the day of the grant. In addition on March 31, 2009, the Company granted 62,850 options at an exercise price of $17.82, the fair market value of the Company's common stock on the day of the grant. During fiscal 2009, 65,156 options were exercised which generated $976 cash and increased the number of shares of common stock by 65,156. In addition, 71,334 options were forfeited/canceled.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        The stock-based employee compensation expense for the years ended September 30, 2007, 2008 and 2009 was $3,136 ($1,866 net of tax or $0.17 per fully diluted share), $1,650 ($983 net of tax or $0.08 per fully diluted share), $1,247 ($766 net of tax or $0.06 per fully diluted share), respectively. The remaining unrecognized compensation expense at September 30, 2009 was $1,714 to be recognized over a weighted average vesting period of 0.83 years.

        The following table summarizes the activity under the stock option plans:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2008	448,377		$43.24
Granted	82,850		24.82
Exercised	(65,156)	$509	14.97
Canceled	(71,334)

Outstanding at September 30, 2009	394,737	$2,663	$40.20	7.43 yrs.

Vested or expected to vest	388,452	$2,663	$40.20	7.43 yrs.
Exercisable at September 30, 2009	222,875	$1,832	$37.63	6.42 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	4.92	86,886	86,886
May 5, 2005	19.00	5.58	8,334	8,334
August 15, 2005	20.25	5.92	—	—
October 1, 2005	25.50	6.00	—	—
February 21, 2006	29.25	6.42	25,001	25,001
March 31, 2006	31.00	6.50	10,000	10,000
March 30, 2007	72.93	7.50	82,500	56,662
September 1, 2007	83.53	7.92	—	—
March 31, 2008	54.00	8.50	102,666	35,992
October 1, 2009	46.83	9.00	20,000	—
March 31, 2009	17.82	9.50	59,350	—

			394,737	222,875

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly results of operations of the Company for the years ended September 30, 2008 and 2009 are as follows:

	2008
	Quarter Ended
	December 31		March 31	June 30	September 30
Net revenues	$146,077		$163,771	$166,340	$160,818
Gross profit	34,205		35,920	40,117	34,415
Net income	13,843	(1)	15,063	17,564	16,308
Net income per share:
Basic	$1.17		$1.27	$1.47	$1.36
Diluted	$1.16		$1.25	$1.46	$1.35

	2009
	Quarter Ended
	December 31	March 31		June 30	September 30
Net revenues	$134,304	$120,413		$98,325	$85,591
Gross profit (loss)	18,750	6,997		(8,168)	4,904
Net income (loss)	4,524	(42,889	)(2)	(10,944)	(3,013)
Net income (loss) per share:
Basic	$0.38	$(3.58)		$(0.91)	$(0.25)
Diluted	$0.38	$(3.58)		$(0.91)	$(0.25)

(1)
Increased by $2.2 million due to freezing the benefit accruals for all non-union employees in the U.S. pension plan.

(2)
Decreased by $42,869 due to goodwill impairment charge

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

	Year Ended September 30,
	2007	2008	2009
Net Revenue by Geography:
United States	$343,920	$344,118	$258,940
Europe	142,641	167,522	113,020
China	35,872	63,950	38,114
Other	37,403	61,416	28,559

Net Revenues	$559,836	$637,006	$438,633

Net Revenue by Product Group:
High temperature resistant alloys	$386,287	$465,014	$324,588
Corrosive resistant alloys	173,549	171,992	114,045

Net revenues	$559,836	$637,006	$438,633

	September 30,
	2008	2009
Long-lived Assets by Geography:
United States	$153,846	$108,548
Europe	3,856	3,570
China	1,244	932

Total long-lived assets	$158,946	$113,050

        The long-lived assets by geography decreased in fiscal year 2009 due primarily to the write-off of goodwill totaling $43,737.

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2009	$1,354	$470	$(514)	$1,310
September 30, 2008	1,339	100	(85)	1,354
September 30, 2007	1,751	(311)	(101)	1,339

(1)
Uncollectible accounts written off net of recoveries.

Note 15    Deferred Revenue

        On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation ("TIMET") for up to ten million pounds of titanium metal

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 15    Deferred Revenue (Continued)

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

Note 16    Commodity Contracts

        On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company's unrealized hedging loss was $83 at September 30, 2009.

	As of September 30, 2009		Gain or (loss) Recognized in Income (Loss)
	Balance Sheet Location	Fair Value	Statement of Operations Location	Year Ended Sept. 30, 2009
Commodity Contracts	Accounts Receivable	$51	Cost of Sales	$(83)
	Accounts Payable	$(134)

Note 17    Subsequent Events

        On November 23, 2009, the Company announced that the Board of Directors has initiated a regular quarterly cash dividend of $0.20 per outstanding share of the Company's common stock. This dividend is payable on December 15, 2009 to stockholders of record at the close of business on December 3, 2009. The dividend cash pay-out based on current shares outstanding will be approximately $2.4 million per quarter, or approximately $9.6 million on an annualized basis. In addition, the Company announced that the reduction of 5% to 15% in salaries for all salaried employees will be lifted effective January 1, 2010.

        Subsequent events were evaluated through November 23, 2009, the date the consolidated financial statements were issued.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 18    Fair Value Measurements

        On October 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements , as amended by FSP FAS 157-3, for assets and liabilities measured at fair value on a recurring basis, which was primarily codified into FASB ASC 820-10 (Fair Value Measurements and Disclosures) in the ASC. This standard does not apply to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually until October 1, 2009. FASB ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

        FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

  •
  Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

  •
  Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

        When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued.

        Pursuant to this guidance, the Company measures and reports the commodity swap-cash settlement agreement for natural gas (refer to Note 16 for more information) at fair value.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 18    Fair Value Measurements (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities (cash equivalents and commodity contracts) measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$105,095	$—	$—	$105,095
Commodity contracts (accounts receivable)	—	51	—	51

Total assets	$105,095	$51	$—	$105,146

Liabilities:
Commodity contracts (accounts payable)	—	134	—	134

Total liabilities	$—	$134	$—	$134

        The Company has no Level 3 assets as of September 30, 2009.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2009 there were no changes in the Company's internal controls over financial reporting or in other factors that have or are reasonably likely to materially affect these controls.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2009 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company's internal control over financial reporting.

Mark Comerford President & Chief Executive Officer November 23, 2009	Marcel Martin Chief Financial Officer November 23, 2009

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

Equity Compensation Plan Information

        The following table provides information as of September 30, 2009 regarding shares of the Company's common stock issuable pursuant to its stock option and restricted stock plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	394,737	(2)	$40.20	603,434	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Includes (i) 255,484 stock options which are exercisable for one share of common stock, and (ii) 347,950 shares of restricted stock.

Item 13.    Certain Relationships and Related Transactions.

        There are no transactions since the beginning of fiscal 2009, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement is incorporated herein by reference in response to this item.

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

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK COMERFORD Mark Comerford President and Chief Executive Officer Date: November 23, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK COMERFORD Mark Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 23, 2009
/s/ MARCEL MARTIN Marcel Martin	Chief Financial Officer (Principal Financial Officer)	November 23, 2009
/s/ DAN MAUDLIN Dan Maudlin	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 23, 2009
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 23, 2009
/s/ PAUL J. BOHAN Paul J. Bohan	Director	November 23, 2009
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 23, 2009
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 23, 2009

Signature	Title	Date

/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 23, 2009
/s/ WILLIAM P. WALL William P. Wall	Director	November 23, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (reflecting all amendments through October 31, 2009) (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.2	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.2	Haynes International, Inc. Death Benefit Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.3	Amendment No. One to the Haynes International, Inc. Death Benefit Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Haynes International, Inc. Supplemental Executive Retirement Plan, Plan Document effective January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.5	Amendment No. One to the Haynes International, Inc. Supplemental Executive Retirement Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International Inc. Supplemental Executive Retirement Plan(s), Master Trust Agreement, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Amendment No. One to the Master Trust Agreement, dated August 30, 2004 (incorporated by reference to Exhibit 10.7 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, effective January 1, 2002 (incorporated by reference to Exhibit 10.8 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.9	Amendment No. One to the Plan Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 30, 2004 (incorporated by reference to Exhibit 10.9 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.10	Second Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wachovia Capital Finance Corporation (Central), as agent for the Lenders, and Bank One, N.A., as documentation agent, dated November 18, 2008 (incorporated by reference to Exhibit 10.10 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

Exhibit Number	Description
10.12	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.12*	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.13	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.14	Summary of 2009 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed April 3, 2009).
10.15	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.16	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.17	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.18	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.19	Form of Indemnification Agreement with Anastacia S. Kilian (incorporated by reference to Exhibit 10.31 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.20	Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008 (incorporated by reference to Exhibit 10.21 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.21	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.22	Amended and Restated Executive Employment Agreement by and between Haynes International, Inc. and Francis J. Petro, dated August 31, 2004 (incorporated by reference to Exhibit 10.10 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.23	Non-Qualified Stock Option Agreement between Haynes International, Inc. and its President and Chief Executive Officer pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.24	Amendment No. 1 to Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed August 7, 2009).
10.25	Separation and General Release Agreement by and between Haynes International, Inc. and August A. Cijan, dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed January 6, 2009).
10.26	Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).
10.27	Summary of 2010 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed October 23, 2009).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications

*
Confidential treatment has been granted for certain portions of these documents, which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

**
Filed herewith