Form 10-Q
period 2009-12-31
HAYNES INTERNATIONAL INC
filed 2010-02-08
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filler” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

As of February 1, 2010, the registrant had 12,144,079 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1         FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$105,095	$97,510
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,310 and $1,316 respectively	47,473	47,647
Inventories	182,771	186,463
Income taxes receivable	24,348	17,416
Deferred income taxes	9,035	9,252
Other current assets	645	1,721
Total current assets	369,477	360,119
Property, plant and equipment, net	105,820	107,767
Deferred income taxes—long term portion	58,843	59,800
Prepayments and deferred charges	2,670	2,815
Restricted cash—long term portion	110	—
Intangible assets, net	7,230	7,090
Total assets	$544,150	$537,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,249	$29,829
Accrued expenses	10,312	9,363
Accrued pension and postretirement benefits	20,215	19,305
Revolving credit facilities	—	—
Deferred revenue – current portion	2,500	2,500
Current maturities of long-term obligations	110	103
Total current liabilities	62,386	61,100
Long-term obligations (less current portion)	1,482	1,382
Deferred revenue (less current portion)	40,329	39,704
Non-current income taxes payable	292	292
Accrued pension and postretirement benefits	160,862	159,527
Total liabilities	265,351	262,005
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,101,829 shares issued and outstanding at September 30, 2009 and December 31, 2009, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	227,734	228,095
Accumulated earnings	103,509	99,803
Accumulated other comprehensive loss	(52,456)	(52,324)
Total stockholders’ equity	278,799	275,586
Total liabilities and stockholders’ equity	$544,150	$537,591

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	December 31,
	2008	2009

Net revenues	$134,304	$81,008
Cost of sales	115,554	74,163
Gross profit	18,750	6,845
Selling, general and administrative expense	10,590	8,186
Research and technical expense	825	649
Operating income (loss)	7,335	(1,990)
Interest income	(20)	(45)
Interest expense	356	48
Income (loss) before income taxes	6,999	(1,993)
Provision for (benefit from) income taxes	2,475	(707)
Net income (loss)	$4,524	$(1,286)
Net income (loss) per share:
Basic	$0.38	$(0.11)
Diluted	$0.38	$(0.11)
Weighted average shares outstanding:
Basic	11,984,623	12,049,779
Diluted	12,044,999	12,049,779

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	December 31
	2008	2009
Net income (loss)	$4,524	$(1,286)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,405)	132
Comprehensive income (loss)	$119	$(1,154)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$4,524	$(1,286)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,454	2,645
Amortization	291	140
Stock compensation expense	454	361
Deferred revenue	(625)	(625)
Deferred income taxes	792	(1,169)
Loss on disposal of property	29	—
Change in assets and liabilities:
Accounts receivable	18,333	(178)
Inventories	9,304	(3,648)
Other assets	(916)	(1,236)
Accounts payable and accrued expenses	(5,055)	238
Income taxes	(12,653)	6,899
Accrued pension and postretirement benefits	(3,005)	(2,268)
Net cash provided by (used in) operating activities	13,927	(127)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,796)	(5,070)
Change in restricted cash	110	110
Net cash used in investing activities	(2,686)	(4,960)

Cash flows from financing activities:
Dividends paid	—	(2,420)
Net decrease in revolving credit facility	(11,812)	—
Payment for debt issuance costs	(306)	—
Changes in long-term obligations	(1,315)	(107)
Net cash used in financing activities	(13,433)	(2,527)

Effect of exchange rates on cash	(13)	29
Decrease in cash and cash equivalents	(2,205)	(7,585)

Cash and cash equivalents, beginning of period	7,058	105,095
Cash and cash equivalents, end of period	$4,853	$97,510

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$304	$21
Income taxes	$15,787	$296

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2010 or any interim period.

For purposes of this interim financial information, February 8, 2010 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.  New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which was primarily codified into Topic 805 (Business Combinations) in the Accounting Standards Codification, or ASC.  This guidance requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance also expands disclosures related to business combinations and will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”), which was primarily codified into Topic 810-10 (Consolidations) in the ASC. This guidance requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This guidance will be applied prospectively, except for presentation and disclosure requirements which were applied retroactively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets which is primarily codified into Topic 250 (Intangibles-Goodwill and Other) in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP was effective for the Company on October 1, 2009 and it had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC. The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this guidance is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

Note 3.  Inventories

The following is a summary of the major classes of inventories:

	September 30, 2009	December 31, 2009
Raw Materials	$13,321	$16,968
Work-in-process	87,322	88,268
Finished Goods	81,228	80,079
Other	900	1,148
	$182,771	$186,463

Note 4.  Income Taxes

Income tax expense for the three months ended December 31, 2008 and 2009, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and the impact of permanent items with a pretax loss. The effective tax rate for the first quarter of fiscal 2010 was 35.5% compared to 35.4% in the same period of fiscal 2009.

Note 5.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2008	2009	2008	2009
Service cost	$635	$899	$332	$52
Interest cost	2,999	2,864	1,231	1,205
Expected return	(2,510)	(2,619)	—	—
Amortizations	201	1,446	(1,327)	(950)
Net periodic benefit cost	$1,325	$2,590	$236	$307

The Company contributed $3,625 to Company sponsored domestic pension plans, $1,249 to its other post-retirement benefit plans and $245 to the U.K. pension plan for the three months ended December 31, 2009.  The Company presently expects future contributions of $9,875 to its domestic pension plans, $3,551 to its other post-retirement benefit plans and $715 to the U.K. pension plan for the remainder of fiscal 2010. The Pension Protection Act of 2006 requires funding over a seven-year period to achieve 100% funded status.

Note 6.  Legal, Environmental and Other Contingencies

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, filed against numerous manufacturers, including the Company, in December 2008 in the Federal MDL Court in Ohio and in California State Court in February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese.  The Company believes that it has defenses to these allegations and, that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 53 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, there can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, although the Company may have applicable insurance, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

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

Historic nitric acid leaks were discovered at the Arcadia, Louisiana location in fiscal 2008.  Analytical results were received in March 2008 and the site assessment was provided to the Louisiana Department of Environmental Quality, or LDEQ in May.  Remediation of the spill, including the purchase of new equipment, was substantially complete in fiscal 2008.  A preliminary assessment of the LDEQ authorized the Company’s proposed remedial actions.  In fiscal 2009, the Company submitted responses to further inquiries from LDEQ regarding remediation activities, and is awaiting response from LDEQ.

As of December 31, 2009 and September 30, 2009, the Company has accrued $1,516 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, which was primarily codified into Topic 410-30 (Asset Retirement and Environmental Obligations) in the ASC, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,123 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $134 per year over the remaining obligation period.

All eligible hourly employees at the Kokomo plant and Lebanon, Indiana service center (approximately 48.3% or 454 in aggregate as of September 30, 2009), are covered by a collective bargaining agreement which will expire in June 2010.  The Company intends to renegotiate the agreement prior to its expiration.

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

Note 8.  Intangible Assets and Goodwill

Goodwill was created primarily as a result of the Company’s reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which was primarily codified into Topic 350 (Intangibles - Goodwill and Other) in the ASC. Pursuant to SFAS 142, goodwill is not amortized and the value of goodwill is reviewed at least annually for impairment. If the carrying value of goodwill exceeds its fair value, impairment of goodwill may exist resulting in a charge to earnings to the extent of goodwill impairment.  The Company estimated fair value using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

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

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $291 and $140 for the three months ended December 31, 2008 and 2009, respectively.

The following represents a summary of intangible assets at September 30, 2009 and December 31, 2009:

September 30, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,040)	$2,627
Trademarks	3,800	—	3,800
Non-compete	1,340	(758)	582
Other	316	(95)	221
	$14,123	$(6,893)	$7,230

December 31, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,113)	$2,554
Trademarks	3,800	—	3,800
Non-compete	1,090	(547)	543
Other	316	(123)	193
	$13,873	$(6,783)	$7,090

Estimate of Aggregate Amortization Expense:

Year Ended September 30,
2010 (remainder of fiscal year)	$417
2011	545
2012	359
2013	350
2014	350

Note 9.  Net Income (Loss) Per Share

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended
	December 31,
(in thousands except share and per share data)	2008	2009
Numerator:
Net income (loss)	$4,524	$(1,286)
Denominator:
Weighted average shares outstanding - Basic	11,984,623	12,049,779
Effect of dilutive stock options	60,376	51,418
Adjustment for net loss	—	(51,418)
Weighted average shares outstanding - Diluted	12,044,999	12,049,779

Basic net income (loss) per share	$0.38	$(0.11)
Diluted net income (loss) per share	$0.38	$(0.11)

Number of stock option shares excluded as their effect would be anti-dilutive	280,334	207,500

Number of restricted stock shares excluded as their performance goal is not yet met	—	31,050

Number of restricted stock shares excluded because of the net loss	—	21,000

Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income (loss) per share.  Restricted stock issued to certain key employees is not included in the computation as the performance goal is deemed not yet achieved.  Restricted stock issued to non-employee directors would be included in the computation if the Company had net income.

Note 10.  Stock-Based Compensation

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

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2009:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2009	52,050	$17.82
Granted	—
Forfeited / Canceled	—
Vested	—
Unvested at December 31, 2009	52,050	$17.82
Expected to vest – December 31, 2009	21,000	$17.82

Compensation expense related to restricted stock granted to non-employee directors for the three months ended December 31, 2009 was $31. The remaining unrecognized compensation expense at December 31, 2009 was $281 to be recognized over a weighted average period of 2.25 years.

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

The fair value of option grants was estimated as of the date of the grant pursuant to FASB No. 123(R), Share-Based Payment, which was primarily codified into Topic 718 (Compensation — Stock Compensation) in the ASC. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2008 and 2009 was $454 and $330, respectively.  The remaining unrecognized compensation expense at December 31, 2009 was $1,385 to be recognized over a weighted average vesting period of 0.92 years.

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2009:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2009	394,737		$40.20
Granted	—
Exercised	—
Canceled	(7,666)
Outstanding at December 31, 2009	387,071	$2,879	$39.68	7.18 yrs.
Vested or expected to vest	380,786	$2,879	$39.68	7.18 yrs.
Exercisable at December 31, 2009	221,875	$1,980	$36.92	6.19 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	4.67	86,886	86,886
May 5, 2005	19.00	5.33	8,334	8,334
August 15, 2005	20.25	5.58	—	—
October 1, 2005	25.50	5.75	—	—
February 21, 2006	29.25	6.17	25,001	25,001
March 31, 2006	31.00	6.25	10,000	10,000
March 30, 2007	72.93	7.25	77,500	51,662
September 1, 2007	83.53	7.67	—	—
March 31, 2008	54.00	8.25	100,000	33,326
October 1, 2008	46.83	8.75	20,000	6,666
March 31, 2009	17.82	9.25	59,350	—
			387,071	221,875

Note 11.   Dividend

In the first quarter of fiscal 2010, the Company declared the first quarterly cash dividend in its history.  On November 23, 2009, the Company announced that the Board of Directors had initiated a quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid December 15, 2009 to stockholders of record at the close of business on December 3, 2009.  The dividend cash pay-out was $2,420 for the quarter based on shares outstanding.

The Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2010 to stockholders of record at the close of business on March 1, 2010.

Note 12.  Commodity Contracts

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JPMorgan Chase Bank.  The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010.  As of December 31, 2009, 150,000 MMBTU had been settled for a realized hedging loss of $219.  The Company’s unrealized hedging gain was $1 at December 31, 2009.

	Fair Value			Gain or (loss) Recognized in Income (Loss)
	Balance Sheet	September 30,	December 31,	Statement of Operations	Three Months Ended December 31,
	Location	2009	2009	Location	2008	2009
Commodity Contracts	Accts Receivable	$51	$9	Cost of Sales	—	$134
	Accounts Payable	$(134)	$(8)

Note 13.  Fair Value Measurements

On October 1, 2008, the Company adopted the provisions of SFAS No. 157,  Fair Value Measurements , as amended by FSP FAS 157-3, for assets and liabilities measured at fair value on a recurring basis, which was primarily codified into FASB ASC 820-10 (Fair Value Measurements and Disclosures) in the ASC.  This standard does not apply to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually until October 1, 2009.  FASB ASC 820-10 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

FASB ASC 820-10 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Pursuant to this guidance, the Company measures and reports the commodity swap-cash settlement agreement for natural gas (refer to Note 12 for more information) at fair value.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents and commodity contracts) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using:
September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$105,095	$—	$—	$105,095
Commodity contracts (accounts receivable)	—	51	—	51
Total assets	$105,095	$51	$—	$105,146
Liabilities:
Commodity contracts (accounts payable)	—	134	—	134
Total liabilities	$—	$134	$—	$134

	Fair Value Measurements at Reporting Date Using:
December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$97,510	$—	$—	$97,510
Commodity contracts (accounts receivable)	—	9	—	9
Total assets	$97,510	$9	$—	$97,519
Liabilities:
Commodity contracts (accounts payable)	—	8	—	8
Total liabilities	$—	$8	$—	$8

The Company had no Level 3 assets as of September 30, 2009 or December 31, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Form 10-Q and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to strategic plans; revenues; financial results; backlog balance; trends in the industries that consume the Company’s products; global economic and political conditions; production levels at the Company’s Kokomo, Indiana facility; commercialization of the Company’s production capacity; and the Company’s ability to develop new products.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, may affect the accuracy of forward looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company’s products consist of high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products.  HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment.  CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment.  The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in wire products.  The Company markets its products primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated.

Significant Events

Declaration of Dividend

In the first quarter of fiscal 2010, the Company declared the first quarterly cash dividend in its history.  On November 23, 2009, the Company announced that the Board of Directors initiated a quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid December 15, 2009 to stockholders of record at the close of business on December 3, 2009.  The aggregate dividend cash pay-out was approximately $2.4 million for the quarter based on shares outstanding, and equal to approximately $9.6 million on an annualized basis.

The Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2010 to stockholders of record at the close of business on March 1, 2010.

Outlook

General

It appears that demand has stabilized, but it continues to be at low levels and it does not appear demand will significantly improve in the next two quarters.  The Company expects that net revenues for the second and third quarters of fiscal 2010 will be similar to the amount recorded in the first quarter of fiscal 2010.  Management believes that the Company’s net income will range from break-even to a small loss in the second quarter and from break-even to a small profit in the third quarter.  Results for fiscal 2010 will continue to be unfavorably impacted by both reduced absorption of fixed manufacturing costs, which translates into increased cost of goods sold per pound, and by the competitive environment, which places downward pressure on prices. A portion of this reduced absorption will continue to be offset by lower spending from the cost saving initiatives undertaken in fiscal 2009.

Backlog

Slightly improving order entry activity in the first quarter of fiscal 2010 contributed to a slight improvement in backlog at December 31, 2009 as compared to September 30, 2009.  Backlog dollars were $110.4 million at December 31, 2009, an increase of approximately 3.5% from $106.7 million at September 30, 2009.  This increase is the result of an 8.2% increase in backlog pounds, which was partially offset by a 4.3% decline in backlog average selling price.  Management expects the backlog to improve modestly through the second and third quarters of fiscal 2010.  The improvement in backlog may begin to positively impact net revenues in the fourth quarter of fiscal 2010.

Backlog dollars at December 31, 2009 declined by approximately 45% from backlog dollars of $199.7 million at December 31, 2008.  Backlog pounds declined by approximately 33% and backlog average selling price declined by approximately 17% during the same period, primarily due to decreased activity in the Company’s end markets and continued price competition.

Competition

In the first quarter of fiscal 2010, the Company continued to experience price competition from competitors who produce both stainless steel and high-performance alloys due primarily to the continued weakness in both the high-performance alloy market and in the stainless market.  This competition has required the Company to continue to aggressively price orders, which has continued to impact the Company’s gross profit margin and net income.  However, there are indications that both the stainless and high-performance alloy markets will begin to improve in calendar 2010.  If this improvement materializes and continues, pricing competition in the high-performance alloy industry may begin to ease in future quarters.  The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability.

In December 2009, the Company announced that it would be raising base prices between 6% to 8% for all alloys, however, it is not yet known if these price increases will be accepted by the market due to the continuing uncertainty in the global economy.  If the price increases are accepted, it is likely that the Company will begin to see the effect beginning in the third quarter of fiscal 2010.

Quarter over Quarter Gross Profit Margin Trend

Gross profit margin and gross profit margin percentage declined each quarter starting in the third quarter of fiscal 2008 through the third quarter of fiscal 2009.  In the fourth quarter of fiscal 2009 and first quarter of fiscal 2010, however, both gross profit margin and gross profit margin percentage have increased sequentially compared to the prior quarter.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2009 and 2010
	Quarter Ended
(in thousands)	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net Revenues	$134,304	$120,413	$98,325	$85,591	$81,008
Gross Profit Margin	18,750	6,997	(8,168)	4,904	6,848
Gross Profit Margin %	13.9%	5.8%	(8.3)%	5.7%	8.5%

The sequential improvement in gross profit margin and gross profit margin percentage experienced in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 were primarily due to a reduction in cost of goods sold per pound.  Cost of goods sold per pound decreased as a result of reduced per pound manufacturing costs resulting primarily from (i) a significant reduction in the amount of higher cost raw material from inventory, which impacted costs of goods sold in the first, second and third quarters of fiscal 2009, (ii) manufacturing staffing reductions started in the second quarter of fiscal 2009 which continued through the fourth quarter of fiscal 2009, (iii) operating efficiencies attributable to equipment upgrades, particularly upgrades in the sheet finishing operations and (iv) continued implementation of lean manufacturing techniques.  The improvements in gross profit margin were seen despite a reduction in net revenues of (i) $12.7 million between the third and fourth quarters of fiscal 2009, and (ii) $4.6 million between the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

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

	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Backlog (1)
Dollars (in thousands)	$199,667	$153,039	$113,420	$106,680	$110,406
Pounds (in thousands)	7,287	5,557	4,468	4,544	4,915
Average selling price per pound	$27.40	$27.54	$25.39	$23.48	$22.46

Average nickel price per pound
London Metals Exchange(2)	$4.39	$4.40	$6.79	$7.93	$7.75

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

The Company’s financial performance in the first quarter of fiscal 2010 is reflective of the continued global economic slowdown and the corresponding caution being exhibited by the Company’s customers.  Aggregate demand in the Company’s markets declined through the course of fiscal 2009, as reflected by decreases in net revenues, volume and pricing quarter-to-quarter in fiscal 2009.  This decline in demand began with the economic slowdown that started in calendar 2007 and was magnified by the global economic recession.  Competition continued to increase through fiscal 2009, which correspondingly reduced earnings in fiscal 2009 as compared to fiscal 2008.  In the first quarter of fiscal 2010 net revenues were lower than the fourth quarter of fiscal 2009 as a result of an aggregate lower average selling price due to the competitive environment, while volume between these two quarters was essentially flat. Management expects that volume and net revenues in the second and third quarters of fiscal 2010 will approximate the levels of the first quarter of fiscal 2010.  Through the remainder of fiscal 2010, the overall economic weakness, the competitive environment and the cautious approach of the Company’s customers to restocking will make improving net revenues challenging.

	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net revenues (in thousands)
Aerospace	$49,721	$45,200	$34,959	$30,158	$28,375
Chemical processing	30,883	26,025	26,944	25,803	20,828
Land-based gas turbines	32,145	28,648	22,087	14,821	14,966
Other markets	19,166	17,562	11,529	11,152	13,080
Total product revenue	131,915	117,435	95,519	81,934	77,249
Other revenue	2,389	2,978	2,806	3,657	3,759
Net revenues	$134,304	$120,413	$98,325	$85,591	$81,008

Shipments by markets (in thousands of pounds)
Aerospace	1,653	1,648	1,387	1,261	1,221
Chemical processing	947	1,170	1,077	1,337	1,155
Land-based gas turbines	1,507	1,680	1,405	872	946
Other markets	691	871	511	467	605
Total shipments	4,798	5,369	4,380	3,937	3,927

Average selling price per pound
Aerospace	$30.08	$27.43	$25.20	$23.92	$23.24
Chemical processing	32.61	22.24	25.02	19.30	18.03
Land-based gas turbines	21.33	17.05	15.72	17.00	15.82
Other markets	27.74	20.16	22.56	23.88	21.62
Total product (excluding other revenue)	27.49	21.87	21.81	20.81	19.67
Total average selling price (including other revenue)	27.99	22.43	22.45	21.74	20.63

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

	Three Months Ended
	December 31,				Change
($ in thousands)	2008		2009		Amount	%
Net revenues	$134,304	100.0%	$81,008	100.0%	(53,296)	(39.7)%
Cost of sales	115,554	86.0%	74,163	91.6%	(41,391)	(35.8)%
Gross profit	18,750	14.0%	6,845	8.4%	(11,905)	(63.5)%
Selling, general and administrative expense	10,590	7.9%	8,186	10.1%	(2,404)	(22.7)%
Research and technical expense	825	0.6%	649	0.8%	(176)	(21.3)%
Operating income (loss)	7,335	5.5%	(1,990)	(2.5)%	(9,325)	(127.1)%
Interest income	(20)	0.0%	(45)	0.0%	(25)	(125)%
Interest expense	356	0.3%	48	0.0%	(308)	(86.5)%
Income (loss) before income taxes	6,999	5.2%	(1,993)	(2.5)%	(8,992)	(128.5)%
Provision for (benefit from) income taxes	2,475	1.8%	(707)	(0.9)%	(3,182)	(128.6)%
Net income (loss)	$4,524	3.4%	$(1,286)	(1.6)%	(5,810)	(128.4)%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2008	2009	Amount	%
Net revenues (in thousands)
Aerospace	$49,721	$28,375	$(21,346)	(42.9)%
Chemical processing	30,883	20,828	(10,055)	(32.6)%
Land-based gas turbines	32,145	14,966	(17,179)	(53.4)%
Other markets	19,166	13,080	(6,086)	(31.8)%
Total product revenue	131,915	77,249	(54,666)	(41.4)%
Other revenue	2,389	3,759	1,370	57.3%
Net revenues	$134,304	$81,008	$(53,296)	(39.7)%

Pounds by markets (in thousands)
Aerospace	1,653	1,221	(432)	(26.1)%
Chemical processing	947	1,155	208	22.0%
Land-based gas turbines	1,507	946	(561)	(37.2)%
Other markets	691	605	(86)	(12.4)%
Total shipments	4,798	3,927	(871)	(18.2)%

Average selling price per pound
Aerospace	$30.08	$23.24	$(6.84)	(22.7)%
Chemical processing	32.61	18.03	(14.58)	(44.7)%
Land-based gas turbines	21.33	15.82	(5.51)	(25.8)%
Other markets	27.74	21.62	(6.12)	(22.1)%
Total product (excluding other revenue)	27.49	19.67	(7.82)	(28.4)%
Total average selling price (including other revenue)	27.99	20.63	(7.36)	(26.3)%

Net Revenues. Net revenues were $81.0 million in the first quarter of fiscal 2010, a decrease 39.7% from $134.3 million in the same period of fiscal 2009.   Volume was 3.9 million pounds in the first quarter of fiscal 2010, a decrease of 18.2% from 4.8 million pounds in the same period of fiscal 2009.  The aggregate average selling price was $20.63 per pound in the first quarter of fiscal 2010, a decrease of 26.3% from $27.99 per pound in the same period of fiscal 2009.  As discussed above under “Outlook”, increased competition and the global economic recession continued to unfavorably impact both average selling price and volume in the first quarter of fiscal 2010 in most of the Company’s markets.  In addition, average selling price declined due in part to continued weakness in customer demand, competition and a reduction in raw material costs.  The Company’s consolidated backlog was $110.4 million at December 31, 2009, an increase of 3.5% from $106.7 million at September 30, 2009.  This increase reflects the combination of an 8.2% increase in backlog pounds partially offset by a 4.3% decrease in backlog average selling price.

Sales to the aerospace market were $28.4 million in the first quarter of fiscal 2010, a decrease of 42.9% from $49.7 million in the same period of fiscal 2009, due to a 22.7% decrease in the average selling price per pound combined with a 26.1% decrease in volume. The volume decreased due to slowing market demand as reflected in the reduction in air traffic and leaning out of the aero engine supply chain.

Sales to the chemical processing market were $20.8 million in the first quarter of fiscal 2010, a decrease of 32.6% from $30.9 million in the same period of fiscal 2009, due to a 44.7% decrease in the average selling price per pound partially offset by a 22.0% increase in volume.  Volume was affected by the project-oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of the project business which also impacts average selling price per pound.  In the first quarter of fiscal 2010 there was an increased level of project business for commodity alloy billet versus the comparable quarter of fiscal 2009 which increased volume and lowered average selling price per pound.  The decrease in average selling price also reflects a lower percentage of sales of specialty alloy product.

Sales to the land-based gas turbine market were $15.0 million in the first quarter of fiscal 2010, a decrease of 53.4% from $32.1 million for the same period of fiscal 2009, due to a decrease of 25.8% in the average selling price per pound combined with a 37.2% decrease in volume. The decrease in both volume and average selling price is due to reduced original equipment manufacturer activity and increased price competition.

Sales to other markets were $13.1 million in the first quarter of fiscal 2010, a decrease of 31.8% from $19.2 million in the same period of fiscal 2009, due to a 22.1% decrease in average selling price per pound combined with a 12.4% decrease in volume.  The decline in volume and average selling price reflects the economic slowdown and the continued increase in competition in many of these markets.

Other Revenue. Other revenue was $3.8 million in the first quarter of fiscal 2010, an increase of 57.3% from $2.4 million in the same period of fiscal 2009. The increase is due primarily to higher scrap and miscellaneous sales.

Cost of Sales. Cost of sales was $74.2 million, or 91.6% of net revenues, in the first quarter of fiscal 2010 compared to $115.6 million, or 86.0% of net revenues, in the same period of fiscal 2009. Cost of sales in the first quarter of fiscal 2010 decreased by $41.4 million as compared to the same period of fiscal 2009 due to lower volume, lower material costs, reduced spending and workforce reductions.  This decrease was partially offset by reduced absorption of fixed manufacturing costs caused by lower production volumes, particularly that of sheet product.  Cost of sales as a percentage of net revenues increased in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009 due to increased price competition and weaker demand, which reduced net revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense was $8.2 million for the first quarter of fiscal 2010, a decrease of $2.4 million, or 22.7%, from $10.6 million in the same period of fiscal 2009 due primarily to: (i) lower business activity causing commissions and sales expenses to decline, and (ii) significant workforce reductions in the second and fourth quarters of fiscal 2009.  Selling, general and administrative expenses as a percentage of net revenues increased to 10.1% for the first quarter of fiscal 2010 compared to 7.9% for the same period of fiscal 2009 due primarily to reduced revenues.

Research and Technical Expense. Research and technical expense was $0.6 million, or 0.8% of revenue, for the first quarter of fiscal 2010, a decrease of $0.2 million from $0.8 million, or 0.6% of net revenues, in the same period of fiscal 2009, due to the reduction in workforce during the second and fourth quarters of fiscal 2009.

Operating Income (Loss). As a result of the above factors, operating loss in the first quarter of fiscal 2010 was $(2.0) million compared to operating income of $7.3 million in the same period of fiscal 2009.

Income Taxes. Income taxes were a benefit of $0.7 million in the first quarter of fiscal 2010, a decrease of $3.2 million from an expense of $2.5 million in the same period of fiscal 2009, due to a pretax loss.  The effective tax rate for the first quarter of fiscal 2010 was 35.5%, compared to 35.4% in the same period of fiscal 2009.

Net Income (Loss). As a result of the above factors, net loss in the first quarter of fiscal 2010 was $(1.3) million, a decrease of $5.8 million from net income of $4.5 million in the same period of fiscal 2009.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2010, the Company’s primary sources of cash were cash from operations and cash on-hand.  At December 31, 2009, the Company had cash and cash equivalents of approximately $97.5 million compared to cash and cash equivalents of approximately $105.1 million at September 30, 2009.

Net cash used in operating activities was $0.1 million in the first quarter of fiscal 2010 compared to net cash provided by operating activities of $13.9 million in the same period of fiscal 2009.  Several items contributed to the difference.  Cash used from increased accounts receivable of $0.2 million was $18.5 million higher than cash provided by accounts receivable in the same period of fiscal 2009.  Cash used from increased inventory balances (net of foreign currency fluctuation) of $3.6 million was $13.0 million higher than cash provided by decreased inventory balances in the same period of fiscal 2009.  Offsetting the above items, cash generated from income taxes of $6.9 million was $19.6 million higher than cash used by income taxes in the same period of fiscal 2009.  Net cash used in capital expenditures was $5.1 million in the first quarter of fiscal 2010 compared to $2.7 million in the first quarter of fiscal 2009 primarily as a result of higher capital expenditures.  Net cash used in financing activities in the first quarter of fiscal 2010 included a $2.4 million dividend payment.

Future sources of liquidity

The Company’s sources of cash for fiscal 2010 are expected to consist primarily of cash generated from operations, cash on-hand, and borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At December 31, 2009, the Company had cash of approximately $97.5 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:   Haynes and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum.  As of December 31, 2009, the U.S. revolving credit facility had an outstanding balance of zero. During the three month period ended December 31, 2009 it bore interest at a weighted average interest rate of 5.00%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S.

revolving credit facility total commitment.  For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met.  As of December 31, 2009, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•      funding operations;

•      pension plan funding;

•      capital spending; and

•      dividends to stockholders.

In fiscal 2010, capital spending is targeted at approximately $15.0 million with approximately $5.1 million spent in the first quarter of fiscal 2010.  The focus of the capital spending is on recurring equipment requirements of approximately $9.0 million and approximately $6.0 million on the upgrade of the four-high Steckel rolling mill.  The Company recently announced plans to spend approximately $85.0 million over the next five years on capital projects which focus on improving the capability of the Company’s production assets. Included in the $85.0 million total spending is approximately $10.0 million to be spent over the course of fiscal 2010 and 2011 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets invested in the service centers.  Additionally, the Company plans to spend approximately $30.0 million (or $6.0 million per year) on upgrades to its four-high Steckel rolling mill and supporting equipment, and approximately $25.0 million (or $5.0 million per year) on other equipment purchases and upgrades.  These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time.  The Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects over the same five-year period.  Management does not anticipate prolonged equipment outages as a result of upgrades in fiscal 2010.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2009:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations	$893	$510	$383	—	—
Operating lease obligations	13,144	3,321	3,870	$2,330	$3,623
Capital lease obligations	321	33	66	66	156
Raw material contracts	33,906	28,341	5,565	—	—
Natural gas hedge	845	845	—	—	—
Mill supplies contracts	92	92	—	—	—
Capital projects	4,320	4,320	—	—	—
Pension plan(2)	81,835	14,410	28,000	26,350	13,075
FAS 87 NQ pension plan	869	95	190	190	394
Other postretirement benefits(3)	49,800	4,800	10,000	10,000	25,000
Non-compete obligations(4)	110	110	—	—	—
Total	$186,136	$56,877	$48,074	$38,936	$42,249

(1)    Taxes are not included in the table.  The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As of December 31, 2009, the non-current income taxes payable was $292.  It is not possible to determine in which period the tax liability might be paid out.

(2)    The Company has a funding obligation to contribute $80,875 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company. The Company expects its U.K. subsidiary to contribute $960 in fiscal 2010 to the U.K. Pension Plan.

(3)    Represents expected post-retirement benefits only based upon anticipated timing of payments.

(4)    Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which was primarily codified into Topic 805 (Business Combinations) in the Accounting Standards Codification, or ASC.  This guidance requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance also expands disclosures related to business combinations and will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC.  The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption of this guidance is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

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

The Company’s accounting policies are more fully described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed by the Company with the Securities and Exchange Commission. The Company has identified certain critical accounting policies, which are described below. The following listing of policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Impairment of Long-lived Assets and Other Intangible Assets

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

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which was primarily codified into Topic 718 (Compensation — Stock Compensation) in the ASC. The statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards. The amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which was primarily codified into Topic 740 (Income Taxes) in the ASC, which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. This guidance also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

On October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes which was primarily codified into Topic 740-10 (Income Taxes > Overall) in the ASC.  This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return.  It also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel and natural gas, which are commodities.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s outstanding debt was variable rate debt at December 31, 2008 and 2009.  The Company’s outstanding variable rate debt was zero at December 31, 2008 and 2009.  The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency or the U.S. dollar. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any currency exchange rate exposure aggregating more than $500,000 requires approval from the Company’s Chief Financial Officer. The Company is not currently party to any currency contracts.

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

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank.  The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning

October 2009 to March 2010.  As of December 31, 2009, 150,000 MMBTU had been settled for a realized hedging loss of $219.  The Company’s unrealized hedging gain was $1 at December 31, 2009.  On a hypothetical basis, a $1.00 per MMBTU decrease in the market price of natural gas is estimated to have an unfavorable impact of $150 of unrealized hedging loss for the period ended December 31, 2009 as a result of the commodity swap-cash settlement agreement.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Date: February 8, 2010

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 8, 2010

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	3.02	Amended and Restated Bylaws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(4)	4.01*	Specimen Common Stock Certificate.
4.02

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	4.03	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 2.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(10)	10.01	Summary of 2010 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed October 23, 2009).
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.

*  Filed herewith