Form 10-Q
period 2010-03-31
HAYNES INTERNATIONAL INC
filed 2010-05-06
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 1, 2010, the registrant had 12,144,079 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1         FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2009	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$105,095	$91,754
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,310 and $1,129, respectively	47,473	53,904
Inventories	182,771	204,524
Income taxes receivable	24,348	15,781
Deferred income taxes	9,035	9,310
Other current assets	645	2,088
Total current assets	369,477	377,471
Property, plant and equipment, net	105,820	107,401
Deferred income taxes—long term portion	58,843	58,867
Prepayments and deferred charges	2,670	2,848
Restricted cash—long term portion	110	—
Intangible assets, net	7,230	6,951
Total assets	$544,150	$553,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,249	$49,507
Accrued expenses	10,312	11,721
Accrued pension and postretirement benefits	20,215	19,265
Revolving credit facilities	—	—
Deferred revenue – current portion	2,500	2,500
Current maturities of long-term obligations	110	105
Total current liabilities	62,386	83,098
Long-term obligations (less current portion)	1,482	1,382
Deferred revenue (less current portion)	40,329	39,079
Non-current income taxes payable	292	292
Accrued pension and postretirement benefits	160,862	157,492
Total liabilities	265,351	281,343
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,101,829 and 12,144,079 shares issued and outstanding at September 30, 2009 and March 31, 2010, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	227,734	228,480
Accumulated earnings	103,509	98,330
Accumulated other comprehensive loss	(52,456)	(54,627)
Total stockholders’ equity	278,799	272,195
Total liabilities and stockholders’ equity	$544,150	$553,538

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010

Net revenues	$120,413	$94,619	$254,717	$175,627
Cost of sales	113,416	84,429	228,970	158,592
Gross profit	6,997	10,190	25,747	17,035
Selling, general and administrative expense	8,292	7,977	18,882	16,163
Research and technical expense	814	712	1,639	1,361
Impairment of goodwill	43,737	—	43,737	—
Operating income (loss)	(45,846)	1,501	(38,511)	(489)
Interest income	(8)	(69)	(28)	(114)
Interest expense	123	39	479	87
Income (loss) before income taxes	(45,961)	1,531	(38,962)	(462)
Provision for (benefit from) income taxes	(3,072)	575	(597)	(132)
Net income (loss)	$(42,889)	$956	$(38,365)	$(330)
Net income (loss) per share:
Basic	$(3.58)	$0.08	$(3.20)	$(0.03)
Diluted	$(3.58)	$0.08	$(3.20)	$(0.03)
Weighted average shares outstanding:
Basic	11,984,623	12,049,779	11,984,623	12,049,779
Diluted	11,984,623	12,157,971	11,984,623	12,049,779

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2009	2010	2009	2010
Net income (loss)	$(42,889)	$956	$(38,365)	$(330)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,326)	(2,303)	(5,732)	(2,171)
Comprehensive income (loss)	$(44,215)	$(1,347)	$(44,097)	$(2,501)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(38,365)	$(330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,964	5,619
Amortization	528	279
Impairment of goodwill	43,737	—
Stock compensation expense	588	746
Deferred revenue	(1,251)	(1,250)
Deferred income taxes	590	(322)
Loss on disposal of property	29	157
Change in assets and liabilities:
Accounts receivable	20,863	(7,505)
Inventories	55,866	(23,387)
Other assets	589	(1,690)
Accounts payable and accrued expenses	(17,573)	22,062
Income taxes	(19,804)	8,582
Accrued pension and postretirement benefits	(7,591)	(4,232)
Net cash provided by (used in) operating activities	43,170	(1,271)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,118)	(7,042)
Change in restricted cash	110	110
Net cash used in investing activities	(6,008)	(6,932)

Cash flows from financing activities:
Dividends paid	—	(4,849)
Net decrease in revolving credit facility	(11,812)	—
Payment for debt issuance costs	(316)	—
Changes in long-term obligations	(1,335)	(105)
Net cash used in financing activities	(13,463)	(4,954)

Effect of exchange rates on cash	(381)	(184)
Increase (decrease) in cash and cash equivalents	23,318	(13,341)

Cash and cash equivalents, beginning of period	7,058	105,095
Cash and cash equivalents, end of period	$30,376	$91,754

Supplemental disclosures of cash flow information:
Cash paid during period for: Interest (net of capitalized interest)	$453	$32
Income taxes	$19,945	$297

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2010 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which was primarily codified into Topic 805 (Business Combinations) in the Accounting Standards Codification, or ASC.  This guidance requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance also expands disclosures related to business combinations and will be applied prospectively to business combinations occurring after the beginning of the Company’s fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which is primarily codified into Topic 250 (Intangibles-Goodwill and Other) in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP was effective for the Company on October 1, 2009 and it had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC. The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance was effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this guidance is expected to increase the Company’s disclosures, but it is not expected to have an impact on the Company’s consolidated financial statements.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2009	March 31, 2010
Raw Materials	$13,321	$17,399
Work-in-process	87,322	106,841
Finished Goods	81,228	79,330
Other	900	954
	$182,771	$204,524

Note 4.   Income Taxes

Income tax expense for the three and six months ended March 31, 2009 and 2010, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and the impact of permanent items with a pretax loss. The effective tax rate for the three months ended March 31, 2010 was 37.6% compared to 6.7% in the same period of fiscal 2009. The effective tax rate for the six months ended March 31, 2010 was 28.6% compared to 1.5% in the same period of fiscal 2009. The increase in the effective tax rate is primarily attributable to the goodwill impairment charge in fiscal 2009.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2009 and 2010 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2010	2009	2010	2009	2010	2009	2010
Service cost	$614	$899	$332	$51	$1,249	$1,798	$664	$103
Interest cost	2,905	2,809	1,231	1,205	5,904	5,673	2,462	2,410
Expected return	(2,404)	(2,566)	—	—	(4,914)	(5,185)	—	—
Amortizations	203	1,437	(1,326)	(949)	404	2,883	(2,653)	(1,899)
Net periodic benefit cost	$1,318	$2,579	$237	$307	$2,643	$5,169	$473	$614

The Company contributed $7,150 to Company sponsored domestic pension plans, $2,429 to its other post-retirement benefit plans and $477 to the U.K. pension plan for the six months ended March 31, 2010.  The Company presently expects future contributions of $7,050 to its domestic pension plans, $2,371 to its other post-retirement benefit plans and $483 to the U.K. pension plan for the remainder of fiscal 2010. The Pension Protection Act of 2006 requires funding over a seven-year period to achieve 100% funded status.

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

As of March 31, 2010 and September 30, 2009, the Company has accrued $1,516 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, which was primarily codified into Topic 410-30 (Asset Retirement and Environmental Obligations) in the ASC, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,123 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $134 per year over the remaining obligation period.

All eligible hourly employees at the Kokomo plant and Lebanon, Indiana service center (approximately 48.3% of the workforce or 454 people in the aggregate as of September 30, 2009), are covered by a collective bargaining agreement which will expire in June 2010.  The Company intends to renegotiate the agreement prior to its expiration.

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

During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total stockholder’s equity value for a sustained period of time, which is an indication that goodwill may be impaired.  As a result, the Company performed an interim step one goodwill impairment analysis as of February 28, 2009 which indicated impairment.  In connection with the second step of the goodwill impairment test, the Company compared the implied fair value of the reporting unit goodwill to the carrying value of that goodwill and determined that the carrying value of the Company’s one reporting unit exceeded its fair value.  As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009, which was primarily non-deductible for tax purposes.

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $528 and $279 for the six months ended March 31, 2009 and 2010, respectively.

The following represents a summary of intangible assets at September 30, 2009 and March 31, 2010:

September 30, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,040)	$2,627
Trademarks	3,800	—	3,800
Non-compete	1,340	(758)	582
Other	316	(95)	221
	$14,123	$(6,893)	$7,230

March 31, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,186)	$2,481
Trademarks	3,800	—	3,800
Non-compete	1,090	(586)	504
Other	316	(150)	166
	$13,873	$(6,922)	$6,951

Estimate of Aggregate Amortization Expense:

Year Ended September 30,
2010 (remainder of fiscal year)	$278
2011	545
2012	359
2013	350
2014	350

Note 9.   Net Income (Loss) Per Share

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands except share and per share data)	2009	2010	2009	2010
Numerator:
Net Income (loss)	$(42,889)	$956	$(38,365)	$(330)
Denominator:
Weighted average shares outstanding - Basic	11,984,623	12,049,779	11,984,623	12,049,779
Effect of dilutive stock options	47,310	56,192	53,843	53,805
Effect of dilutive restricted stock	21,000	52,000	21,000	52,000
Adjustment for net loss	(68,310)	—	(74,843)	(105,805)
Weighted average shares outstanding - Diluted	11,984,623	12,157,971	11,984,623	12,049,779

Basic net income (loss) per share	$(3.58)	$0.08	$(3.20)	$(0.03)
Diluted net income (loss) per share	$(3.58)	$0.08	$(3.20)	$(0.03)

Number of stock option shares excluded as their effect would be anti-dilutive	334,043	219,132	307,189	213,316
Number of restricted stock shares excluded as their performance goal is not yet met	32,800	42,300	32,800	42,300

Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income (loss) per share.  Restricted stock with performance goals issued to certain key employees is not included in the computation as the performance goal is deemed not yet achieved.  Restricted stock issued to non-employee directors and certain key employees with no performance goal is included in the computation only when the Company has net income.

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

On January 8, 2010, the Company granted 46,000 shares of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) for a portion of the grant, the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grant was $34.00 per share, the closing price of the Company’s common stock on the day of the grant.

The stock-based compensation expense for restricted stock for the three months ended March 31, 2009 and 2010 was $0 and $162, respectively, and for the six months ended March 31, 2009 and 2010 was $0 and $192, respectively. The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2010:

	Number of Shares	Weighted Average Fair Value Per Share At Grant Date
Unvested at September 30, 2009	52,050	$17.82
Granted	46,000	34.00
Forfeited / Canceled	(3,750)	17.82
Vested	—
Unvested at March 31, 2010	94,300	$25.71
Expected to vest	67,000	$28.93

The remaining unrecognized compensation expense at March 31, 2010 was $1,683 to be recognized over a weighted average period of 2.68 years.

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

The fair value of option grants was estimated as of the date of the grant pursuant to FASB No. 123(R), Share-Based Payment, which was primarily codified into Topic 718 (Compensation — Stock Compensation) in the ASC. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in fiscal year 2010:

Grant Date	Fair Value	Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life
January 8, 2010	$17.93	2.35%	1.62%	89%	3 years

On January 8, 2010, the Company granted 37,000 options to certain employees at an exercise price of $34.00 per share, the fair market value of the Company’s common stock the day of the grant. During the first six months of fiscal 2010, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2009 and 2010 was $134 and $224, respectively, and for the six months ended March 31, 2009 and 2010 was $588 and $554, respectively.  The remaining unrecognized compensation expense at March 31, 2010 was $1,486 to be recognized over a weighted average vesting period of 0.79 years.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2010:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2009	394,737		$40.20
Granted	37,000		$34.00
Exercised	—
Canceled	(26,584)
Outstanding at March 31, 2010	405,153	$3,294	$38.98	7.12 yrs.
Vested or expected to vest	395,168	$3,294	$38.98	7.12 yrs.
Exercisable at March 31, 2010	290,908	$2,622	$40.28	6.41 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	4.42	86,886	86,886
May 5, 2005	19.00	5.08	8,334	8,334
February 21, 2006	29.25	5.92	25,001	25,001
March 31, 2006	31.00	6.00	10,000	10,000
March 30, 2007	72.93	7.00	74,166	74,166
March 31, 2008	54.00	8.00	91,666	62,492
October 1, 2008	46.83	8.50	20,000	6,666
March 31, 2009	17.82	9.00	52,100	17,363
January 8, 2010	34.00	9.75	37,000	—
			405,153	290,908

Note 11.    Dividend

In the second quarter of fiscal 2010, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid March 15, 2010 to stockholders of record at the close of business on March 1, 2010. The dividend cash pay-out was $2,429 for the quarter based on shares outstanding. Dividends paid year-to-date for fiscal 2010 are $4,849.

The Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s  common stock. The dividend is payable June 15, 2010 to stockholders of record at the close of business on June 1, 2010.

Note 12.  Commodity Contracts

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JPMorgan Chase Bank.  The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010.  As of March 31, 2010, 300,000 MMBTU had been settled for a net realized hedging loss of $269.

				Gain or (loss) Recognized in Income (Loss)
	Fair Value			Statement of
	Balance Sheet	September 30,	March 31,	Operations	Six Months Ended March 31,
	Location	2009	2010	Location	2009	2010
Commodity Contracts	Accts Receivable	$51	—	Cost of Sales	—	$185
	Accounts Payable	$(134)	—

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

FASB ASC 820-10 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•

Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents and commodity contracts) measured at fair value on a recurring basis as of September 30, 2009 and March 31, 2010:

	Fair Value Measurements at Reporting Date Using:
September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$105,095	$—	$—	$105,095
Commodity contracts (accounts receivable)	—	51	—	51
Total assets	$105,095	$51	$—	$105,146
Liabilities:
Commodity contracts (accounts payable)	—	134	—	134
Total liabilities	$—	$134	$—	$134

	Fair Value Measurements at Reporting Date Using:
March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$91,754	$—	$—	$91,754
Total assets	$91,754	$—	$—	$91,754
Liabilities:
Total liabilities	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities as of September 30, 2009 or March 31, 2010.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Form 10-Q and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to strategic plans; revenues; financial results; backlog balances; trends in the industries that consume the Company’s products; global economic and political conditions; production levels at the Company’s Kokomo, Indiana facility; commercialization of the Company’s production capacity; the Company’s ability to develop new products; and labor agreement negotiations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, may affect the accuracy of forward-looking statements.

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

Dividend

In the second quarter of fiscal 2010, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid March 15, 2010 to stockholders of record at the close of business on March 1, 2010. The aggregate dividend cash pay-out was $2.5 million for the quarter based on shares outstanding. Dividends paid year-to-date for fiscal 2010 total $4.8 million.

The Board of Directors has declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock. The dividend is payable June 15, 2010 to stockholders of record at the close of business on June 1, 2010. The aggregate cash pay-out based on current shares outstanding will be approximately $2.5 million this quarter, or approximately $10.0 million on an annualized basis.

Outlook

General

Management expects that net revenues and volume in the third and fourth quarters of fiscal 2010 will be at or above the levels of the second quarter of fiscal 2010.  Both market demand and the mix of products being sold have improved since the fourth quarter of fiscal 2009.  Uncertainty in the marketplace continues; however, the Company’s backlog reflects clear signs that end markets are beginning to improve.

Management also expects that net income in the third and fourth quarters will improve from the second fiscal quarter.  Results for each quarter will continue to be unfavorably impacted by reduced absorption of fixed manufacturing costs due to less than optimal volumes.  In addition, the market environment continues to place downward pressure on prices. The unfavorable effect of both these items should continue to decline as the business environment improves.

Backlog

Increasing order entry activity contributed to improvement in backlog at March 31, 2010 as compared to December 31, 2009.  Backlog dollars were $124.6 million at March 31, 2010, an increase of approximately 12.8% from $110.4 million at December 31, 2009.  This increase is the result of an 18.1% increase in backlog pounds, which was partially offset by a 4.5% decline in backlog average selling price.  Management expects the backlog volumes and pricing to improve modestly through the third and fourth quarters of fiscal 2010.

Competition and Pricing

Although volumes and pricing improved in the second quarter of fiscal 2010, the Company continued to experience intense price competition in the marketplace. This competition continues to require the Company to aggressively price orders, which has negatively impacted the Company’s gross profit margin and net income. However, the impact of the price competition was less severe in the second quarter of fiscal 2010 than in the first quarter of fiscal 2010 or in fiscal 2009 and prices slightly improved sequentially. If market conditions continue to improve, pricing competition in the high-performance alloy industry may begin to ease further in future quarters.  The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability.

Although the Company has seen an aggregate increase of 5.4% in average selling price between the first and second quarters of fiscal 2010, this increase is more reflective of a higher priced mix of alloys, forms and markets rather than improvement in demand.  Management expects that the impact associated with the December 2009 price increase, if any, will begin to appear beginning in the third and fourth quarters of fiscal 2010.

Quarter over Quarter Gross Profit Margin Trend

Gross profit margin and gross profit margin percentage continued to improve in the second quarter of fiscal 2010 after declining each quarter starting in the third quarter of fiscal 2008 through the third quarter of fiscal 2009.  Since the fourth quarter of fiscal 2009, both gross profit margin and gross profit margin percentage have increased sequentially compared to the prior quarter.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2009 and 2010
	Quarter Ended
(dollars in thousands)	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Net Revenues	$134,304	$120,413	$98,325	$85,591	$81,008	$94,619
Gross Profit Margin	$18,750	$6,997	$(8,168)	$4,904	$6,848	$10,190
Gross Profit Margin %	13.9%	5.8%	(8.3)%	5.7%	8.5%	10.8%

The improvement in gross profit margin and gross profit margin percentage since the fourth quarter of fiscal 2009 is primarily due to a combination of rising volume, improved product mix, improved cost structure of the Company and a modestly improving market environment.  Rising volumes are a reflection of increased transactional business, particularly in the aerospace market, due to the significant destocking of the last two years. The Company’s land-based gas turbine market appears to be strengthening, initially in the backlog which has increased over 34.0% since September 30, 2009 and more recently by increasingly higher revenues and volumes during fiscal year 2010. The “Other” market category also reflects both improvement since September 30, 2009 in revenue, due to higher volume and improved pricing as a result of alloy and market mix. These improvements were slightly offset by declines in volumes in the chemical processing industry.

Since the fourth quarter of fiscal 2009, cost of goods sold per pound has improved as a result of reduced per pound manufacturing costs resulting primarily from (i) a significant reduction in the amount of higher cost raw material from inventory, which impacted cost of goods sold in fiscal 2009, (ii) manufacturing staffing reductions started in the second quarter of fiscal 2009 which continued through the fourth quarter of fiscal 2009, (iii) operating efficiencies attributable to equipment upgrades, particularly in the sheet finishing operations and (iv) continued implementation of lean manufacturing techniques.  In summary, the modest improvement in market conditions in most of our markets and improved cost structure have resulted in an improving gross profit margin beginning in the fourth quarter of fiscal 2009.

Quarterly Market Information

Set forth below are selected data relating to the Company’s backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, as well as a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Backlog (1)
Dollars (in thousands)	$199,667	$153,039	$113,420	$106,680	$110,406	$124,571
Pounds (in thousands)	7,287	5,557	4,468	4,544	4,915	5,805
Average selling price per pound	$27.40	$27.54	$25.39	$23.48	$22.46	$21.46

Average nickel price per pound
London Metals Exchange(2)	$4.39	$4.40	$6.79	$7.93	$7.75	$10.19

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

	Market Activity Per Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Net revenues (in thousands)
Aerospace	$49,721	$45,200	$34,959	$30,158	$28,375	$33,495
Chemical processing	30,883	26,025	26,944	25,803	20,828	18,333
Land-based gas turbines	32,145	28,648	22,087	14,821	14,966	20,028
Other markets	19,166	17,562	11,529	11,152	13,080	19,426
Total product revenue	131,915	117,435	95,519	81,934	77,249	91,282
Other revenue	2,389	2,978	2,806	3,657	3,759	3,337
Net revenues	$134,304	$120,413	$98,325	$85,591	$81,008	$94,619

Shipments by markets (in thousands of pounds)
Aerospace	1,653	1,648	1,387	1,261	1,221	1,435
Chemical processing	947	1,170	1,077	1,337	1,155	811
Land-based gas turbines	1,507	1,680	1,405	872	946	1,291
Other markets	691	871	511	467	605	867
Total shipments	4,798	5,369	4,380	3,937	3,927	4,404

Average selling price per pound
Aerospace	$30.08	$27.43	$25.20	$23.92	$23.24	$23.34
Chemical processing	32.61	22.24	25.02	19.30	18.03	22.61
Land-based gas turbines	21.33	17.05	15.72	17.00	15.82	15.51
Other markets	27.74	20.16	22.56	23.88	21.62	22.41
Total product (excluding other revenue)	27.49	21.87	21.81	20.81	19.67	20.73
Total average selling price (including other revenue)	27.99	22.43	22.45	21.74	20.63	21.48

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	Three Months Ended
	March 31,				Change
($ in thousands)	2009		2010		Amount	%
Net revenues	$120,413	100.0%	$94,619	100.0%	$(25,794)	(21.4)%
Cost of sales	113,416	94.2%	84,429	89.2%	(28,987)	(25.6)%
Gross profit	6,997	5.8%	10,190	10.8%	3,193	45.6%
Selling, general and administrative expense	8,292	6.9%	7,977	8.4%	(315)	(3.8)%
Research and technical expense	814	0.7%	712	0.8%	(102)	(12.5)%
Impairment of Goodwill	43,737	36.3%	0	0.0%	(43,737)	(100.0)%
Operating income (loss)	(45,846)	(38.1)%	1,501	1.6%	47,347	(103.3)%
Interest income	(8)	0.0%	(69)	(0.1)%	(61)	762.5%
Interest expense	123	0.1%	39	0.0%	(84)	(68.3)%
Income (loss) before income taxes	(45,961)	(38.2)%	1,531	1.6%	47,492	(103.3)%
Provision for (benefit from) income taxes	(3,072)	(2.6)%	575	0.6%	3,647	(118.7)%
Net income (loss)	$(42,889)	(35.6)%	$956	1.0%	$43,845	(102.2)%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2009	2010	Amount	%
Net revenues (in thousands)
Aerospace	$45,200	$33,495	$(11,705)	(25.9)%
Chemical processing	26,025	18,333	(7,692)	(29.6)%
Land-based gas turbines	28,648	20,028	(8,620)	(30.1)%
Other markets	17,562	19,426	1,864	10.6%
Total product revenue	117,435	91,282	(26,153)	(22.3)%
Other revenue	2,978	3,337	360	12.1%
Net revenues	$120,413	$94,619	$(25,793)	(21.4)%

Pounds by markets (in thousands)
Aerospace	1,648	1,435	(213)	(12.9)%
Chemical processing	1,170	811	(359)	(30.7)%
Land-based gas turbines	1,680	1,291	(389)	(23.2)%
Other markets	871	867	(4)	(0.5)%
Total shipments	5,369	4,404	(965)	(18.0)%

Average selling price per pound
Aerospace	$27.43	$23.34	$(4.09)	(14.9)%
Chemical processing	22.24	22.61	0.37	1.7%
Land-based gas turbines	17.05	15.51	(1.54)	(9.0)%
Other markets	20.16	22.41	2.25	11.2%
Total product (excluding other revenue)	21.87	20.73	(1.14)	(5.2)%
Total average selling price (including other revenue)	22.43	21.48	(0.95)	(4.2)%

Net Revenues. Net revenues were $94.6 million in the second quarter of fiscal 2010, a decrease of 21.4% from $120.4 million in the same period of fiscal 2009 due to a decrease in volume and average selling price per pound.   Volume was 4.4 million pounds in the second quarter of fiscal 2010, a decrease of 18.0% from 5.4 million pounds in the same period of fiscal 2009.  The aggregate average selling price was $21.48 per pound in the second quarter of fiscal 2010, a decrease of 4.2% from $22.43 per pound in the same period of fiscal 2009.  As discussed above under “Outlook”, competition and weakness in customer demand in the Company’s primary markets continued to unfavorably impact both average selling price and volume in the second quarter of fiscal 2010, as compared to the previous year’s second quarter. The Company’s consolidated backlog was $124.6 million at March 31, 2010, an increase of 12.8% from $110.4 million at December 31, 2009. This increase reflects the combination of an 18.1% increase in backlog pounds partially offset by a 4.5% decrease in backlog average selling price.

Sales to the aerospace market were $33.5 million in the second quarter of fiscal 2010, a decrease of 25.9% from $45.2 million in the same period of fiscal 2009, due to a 14.9% decrease in the average selling price per pound combined with a 12.9% decrease in volume. Volume decreased due to reduced market demand as a result of a reduction in air traffic and leaning out of the aero engine supply chain.

Sales to the chemical processing market were $18.3 million in the second quarter of fiscal 2010, a decrease of 29.6% from $26.0 million in the same period of fiscal 2009, due to a 30.7% decrease in volume partially offset by a 1.7% increase in average selling price.  Volume was affected by the reduction in major plant retrofits and in new chemical processing facility builds as a result of the slow economic environment and restrictive credit markets. However, the reduction in project business favorably impacted average selling price because large projects are typically competitively bid, which often results in a lower average selling price than transactional business.

Sales to the land-based gas turbine market were $20.0 million in the second quarter of fiscal 2010, a decrease of 30.1% from $28.6 million for the same period of fiscal 2009, due to a decrease of 9.0% in the average selling price per pound combined with a 23.2% decrease in volume. The decrease in both volume and average selling price is due to reduced original equipment manufacturer activity and increased price competition.

Sales to other markets were $19.4 million in the second quarter of fiscal 2010, an increase of 10.6% from $17.6 million in the same period of fiscal 2009, due to a 11.2% increase in average selling price per pound partially offset by a 0.5% decrease in volume.  The increase in average selling price is due to a combination of decreased sales volume into the automotive and heat treat markets, which are typically more competitive markets with a lower average selling price, versus a corresponding increase in sales volume into the energy market, particularly solar and nuclear, which typically have higher average selling prices due to alloy mix and value added work.

Other Revenue. Other revenue was $3.3 million in the second quarter of fiscal 2010, an increase of 12.1% from $3.0 million in the same period of fiscal 2009. The increase in revenue is due to increased conversion sales.

Cost of Sales. Cost of sales was $84.4 million, or 89.2% of net revenues, in the second quarter of fiscal 2010 compared to $113.4 million, or 94.2% of net revenues, in the same period of fiscal 2009. Cost of sales in the second quarter of fiscal 2010 decreased by $29.0 million as compared to the same period of fiscal 2009 due to lower volume, lower material costs, as well as reduced spending and workforce reductions from fiscal 2009.  This decrease was partially offset by reduced absorption of fixed manufacturing cost caused by lower production volumes, particularly that of sheet product. Also offsetting the decrease in cost of sales as a percentage of net revenue in the second quarter of fiscal 2010 compared to the same period of fiscal 2009 was the increased price competition and weaker demand, which reduced net revenue.

Selling, General and Administrative Expense. Selling, general and administrative expense was $8.0 million for the second quarter of fiscal 2010, a decrease of $0.3 million, or 3.8%, from $8.3 million in the same period of fiscal 2009 due primarily to: (i) lower business activity causing commissions and sales expenses to decline, and (ii) significant workforce reductions in the second and fourth quarters of fiscal 2009.  Selling, general and administrative expenses as a percentage of net revenues increased to 8.4% for the second quarter of fiscal 2010 compared to 6.9% for the same period of fiscal 2009 due primarily to reduced revenues.

Research and Technical Expense. Research and technical expense was $0.7 million, or 0.8% of revenue, for the second quarter of fiscal 2010, a decrease of $0.1 million from $0.8 million, or 0.7% of net revenues, in the same period of fiscal 2009, due to the reductions in workforce during the second and fourth quarters of fiscal 2009.

Impairment of Goodwill.  An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company’s market capitalization below its total stockholder’s equity value for a sustained period of time.  Please see Note 8 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q for additional information.

Operating Income (Loss). As a result of the above factors, operating income in the second quarter of fiscal 2010 was $1.5 million compared to an operating loss of $(45.8) million in the same period of fiscal 2009.

Income Taxes. Income taxes were an expense of $0.6 million in the second quarter of fiscal 2010, an increase of $3.6 million from a benefit of $3.1 million in the same period of fiscal 2009, due to pretax income.  The effective tax rate for the second quarter of fiscal 2010 was 37.6%, compared to 6.7% in the same period of fiscal 2009 primarily due to the impairment of goodwill in fiscal 2009 and higher U.S. taxable income in fiscal 2010.

Net Income (Loss). As a result of the above factors, net income in the second quarter of fiscal 2010 was $1.0 million, an increase of $43.8 million from a net loss of $(42.9) million in the same period of fiscal 2009.

Results of Operations for the Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

	Six Months Ended
	March 31,				Change
($ in thousands)	2009		2010		Amount	%
Net revenues	$254,717	100.0%	$175,627	100.0%	$(79,090)	(31.1)%
Cost of sales	228,970	89.9%	158,592	90.3%	(70,378)	(30.7)%
Gross profit	25,747	10.1%	17,035	9.7%	(8,712)	(33.8)%
Selling, general and administrative expense	18,882	7.4%	16,163	9.2%	(2,719)	(14.4)%
Research and technical expense	1,639	0.6%	1,361	0.8%	(278)	(17.0)%
Impairment of goodwill	43,737	17.2%	0	0.0%	(43,737)	(100.0)%
Operating income (loss)	(38,511)	(15.1)%	(489)	(0.3)%	38,022	(98.7)%
Interest income	(28)	0.0%	(114)	(0.1)%	(86)	(307.1)%
Interest expense	479	0.2%	87	0.0%	(392)	(81.8)%
Income (loss) before income taxes	(38,962)	(15.2)%	(462)	(0.3)%	38,500	(98.8)%
Provision (benefit) for income taxes	(597)	(0.2)%	(132)	(0.1)%	465	(77.9)%
Net income (loss)	$(38,365)	(15.0)%	$(330)	(0.2)%	$38,035	(99.1)%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Six Months Ended
	March 31,		Change
By market	2009	2010	Amount	%
Net revenues (in thousands)
Aerospace	$94,921	$61,870	$(33,051)	(34.8)%
Chemical processing	56,908	39,161	(17,747)	(31.2)%
Land-based gas turbines	60,793	34,994	(25,799)	(42.4)%
Other markets	36,728	32,506	(4,222)	(11.5)%
Total product revenue	249,350	168,531	(80,819)	(32.4)%
Other revenue	5,367	7,096	1,729	32.2%
Net revenues	$254,717	$175,627	$(79,090)	(31.1)%

Pounds by markets (in thousands)
Aerospace	3,301	2,656	(645)	(19.5)%
Chemical processing	2,117	1,966	(151)	(7.1)%
Land-based gas turbines	3,187	2,237	(950)	(29.8)%
Other markets	1,562	1,472	(90)	(5.8)%
Total shipments	10,167	8,331	(1,836)	(18.1)%

Average selling price per pound
Aerospace	$28.76	$23.29	$(5.47)	(19.0)%
Chemical processing	26.88	19.92	(6.96)	(25.9)%
Land-based gas turbines	19.08	15.64	(3.44)	(18.0)%
Other markets	23.51	22.08	(1.43)	(6.1)%
Total product (excluding other revenue)	24.53	20.23	(4.30)	(17.5)%
Total average selling price (including other revenue)	25.05	21.08	(3.97)	(15.8)%

Net Revenues. Net revenues were $175.6 million in the first six months of fiscal 2010, a decrease of 31.1% from $254.7 million in the same period of fiscal 2009 due to a decrease in volume and average selling price per pound.   Volume was 8.3 million pounds in the first six months of fiscal 2010, a decrease of 18.1% from 10.2 million pounds in the same period of fiscal 2009.  The aggregate average selling price was $21.08 per pound in the first six months of fiscal 2010, a decrease of 15.8% from $25.05 per pound in the same period of fiscal 2009.  As discussed above under “Outlook”, increased competition and weakness in customer demand unfavorably impacted both average selling price and volume in the first six months of fiscal 2010 in the Company’s markets as compared to the same period of the previous year. The Company’s consolidated backlog was $124.6 million at March 31, 2010, an increase of 16.8% from $106.7 million at September 30, 2009.  This increase reflects the combination of a 27.8% increase in backlog pounds partially offset by a 8.6% decrease in backlog average selling price.

Sales to the aerospace market were $61.9 million in the first six months of fiscal 2010, a decrease of 34.8% from $94.9 million in the same period of fiscal 2009, due to a 19.0% decrease in the average selling price per pound combined with a 19.5% decrease in volume. Volume decreased due to slowing market demand as reflected in the reduction in air traffic and leaning out of the aero engine supply chain.

Sales to the chemical processing market were $39.2 million in the first six months of fiscal 2010, a decrease of 31.2% from $56.9 million in the same period of fiscal 2009, due to a 25.9% decrease in the average selling price per pound and by a 7.1% decrease in volume.  Volume declined due to a number of factors, including the weak economic environment, reduction in new chemical processing facilities due to the restrictive credit environment and increased competition.

Sales to the land-based gas turbine market were $35.0 million in the first six months of fiscal 2010, a decrease of 42.4% from $60.8 million for the same period of fiscal 2009, due to a decrease of 18.0% in the average selling price per pound combined with a 29.8% decrease in volume. The decrease in both volume and average selling price is due to reduced original equipment manufacturer activity and increased price competition.

Sales to other markets were $32.5 million in the first six months of fiscal 2010, a decrease of 11.5% from $36.7 million in the same period of fiscal 2009, due to a 6.1% decrease in average selling price per pound combined with a 5.8% decrease in volume.  The decline in volume and average selling price reflects the economic slowdown and the continued increase in competition in many of these markets.

Other Revenue. Other revenue was $7.1 million in the first six months of fiscal 2010, an increase of 32.2% from $5.4 million in the same period of fiscal 2009. The increase is due primarily to higher scrap and miscellaneous sales.

Cost of Sales. Cost of sales was $158.6 million, or 90.3% of net revenues, in the first six months of fiscal 2010 compared to $229.0 million, or 89.9% of net revenues, in the same period of fiscal 2009. Cost of sales in the first six months of fiscal 2010 decreased by $70.4 million as compared to the same period of fiscal 2009 due to lower volume, lower material costs, reduced spending and workforce reductions.  This decrease was partially offset by reduced absorption of fixed manufacturing costs caused by lower production volumes, particularly that of sheet product.  Cost of sales as a percentage of net revenues increased in the first six months of fiscal 2010 as compared to the same period of fiscal 2009 due to increased price competition and weaker demand, which reduced net revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense was $16.2 million for the first six months of fiscal 2010, a decrease of $2.7 million, or 14.4%, from $18.9 million in the same period of fiscal 2009 due primarily to lower business activity causing commissions and sales expenses to decline and significant workforce reductions in the second and fourth quarters of fiscal 2009.  Selling, general and administrative expenses as a percentage of net revenues increased to 9.2% for the first six months of fiscal 2010 compared to 7.4% for the same period of fiscal 2009 due primarily to reduced revenues.

Research and Technical Expense. Research and technical expense was $1.4 million, or 0.8% of revenue, for the first six months of fiscal 2010, a decrease of $0.3 million from $1.6 million, or 0.6% of net revenues, in the same period of fiscal 2009, due to the reductions in workforce during the second and fourth quarters of fiscal 2009.

Impairment of Goodwill.  An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company’s market capitalization below its total stockholder’s equity value for a sustained period of time.  Please see Note 8 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q for additional information

Operating Income (Loss). As a result of the above factors, operating loss in the first six months of fiscal 2010 was $(0.5) million compared to operating loss of $(38.5) million in the same period of fiscal 2009.

Income Taxes. Income taxes was a benefit of $(0.1) million in the first six months of fiscal 2010, from $(0.6) million in the same period of fiscal 2009, due to a lower pretax loss.  The effective tax rate for the first six months of fiscal 2010 was 28.6%, compared to 1.5% in the same period of fiscal 2009. The change in the effective tax rate is primarily attributable to the impairment of goodwill and the impact of permanent items on near breakeven pretax income.

Net Income (Loss). As a result of the above factors, net loss in the first six months of fiscal 2010 was $(0.3) million, an increase of $38.0 million from a net loss of $(38.4) million in the same period of fiscal 2009.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2010, the Company’s primary sources of cash were cash from operations and cash on-hand.  At March 31, 2010, the Company had cash and cash equivalents of approximately $91.8 million compared to cash and cash equivalents of approximately $105.1 million at September 30, 2009.

Net cash used in operating activities was $1.3 million in the first six months of fiscal 2010 compared to net cash provided by operating activities of $43.2 million in the same period of fiscal 2009.  Several items contributed to the difference.  Cash used by increased accounts receivable of $7.5 million was $28.4 million higher than cash provided by accounts receivable in the same period of fiscal 2009.  Cash used by increased inventory balances (net of foreign currency fluctuation) of $23.4 million was $79.3 million higher than cash provided by decreased inventory balances in the same period of fiscal 2009.  Offsetting the above items, cash generated from accounts payable and accrued expenses of $22.1 million was $39.6 million higher than cash used in the same period of fiscal 2009 and cash generated from income taxes of $8.5 million was $28.4 million higher than cash used by income taxes in the same period of fiscal 2009.  Net cash used in investing activities was $6.9 million in the first six months of fiscal 2010 compared to $6.0 million in the first six months of fiscal 2009 primarily because of higher capital expenditures.  Net cash used in financing activities in the first six months of fiscal 2010 included $4.8 million in dividend payments.

Future sources of liquidity

The Company’s sources of cash for fiscal 2010 are expected to consist primarily of cash generated from operations, cash on-hand, and borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2010, the Company had cash of approximately $91.8 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:   Haynes and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum.  As of March 31, 2010, the U.S. revolving credit facility had an outstanding balance of zero. During the six month period ended March 31, 2010 it bore interest at a weighted average interest rate of 5.00%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment.  For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met.  As of March 31, 2010, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•     funding operations;

•     pension plan funding;

•     capital spending; and

•     dividends to stockholders.

In fiscal 2010, capital spending is targeted at approximately $15.0 million with approximately $7.0 million spent in the first six months of fiscal 2010.  The focus of the capital spending in fiscal 2010 is on recurring equipment requirements of approximately $9.0 million and approximately $6.0 million on the upgrade of the four-high Steckel rolling mill.  In February 2010, the Company announced plans to spend approximately $85.0 million over the next five years on capital projects which focus on improving the capability of the Company’s production assets. Included in the $85.0 million total spending is approximately $10.0 million to be spent in fiscal 2011 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets invested in the service centers.  Additionally, the Company plans to spend approximately $30.0 million (or $6.0 million per year) on upgrades to its four-high Steckel rolling mill and supporting equipment, and approximately $25.0 million (or $5.0 million per year) on other equipment purchases and upgrades.  These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time.  The Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects over the same five-year period.  Management does not anticipate prolonged equipment outages as a result of upgrades in fiscal 2010.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2010:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations	$765	$510	$255	—	—
Operating lease obligations	12,138	3,140	3,583	$2,221	$3,194
Capital lease obligations	321	33	66	66	156
Raw material contracts	61,577	61,577	—	—	—
Mill supplies contracts	61	61	—	—	—
Capital projects	4,347	4,347	—	—	—
Pension plan(2)	70,530	14,370	27,960	22,200	6,000
FAS 87 NQ pension plan	845	95	190	190	370
Other postretirement benefits(3)	49,800	4,800	10,000	10,000	25,000
Non-compete obligations(4)	110	110	—	—	—
Total	$200,494	$89,043	$42,054	$34,677	$34,720

(1)    Taxes are not included in the table.  The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As of March 31, 2010, the non-current income taxes payable was $292.  It is not possible to determine in which period the tax liability might be paid out.

(2)    The Company has a funding obligation to contribute $69,570 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company. The Company expects its U.K. subsidiary to contribute $960 in fiscal 2010 to the U.K. Pension Plan.

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

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC.  The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  This guidance was effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption of this guidance is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

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

The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption on a long-term perspective based on its asset allocation of 58.0% equity, 41.0% fixed income and 1.0% other. The Company’s assumption for expected rate of return for plan assets for equity, fixed income, and real estate/other are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria, and consideration of historical returns over a several year period.

In the short-term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses.  A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $0.3 million.  To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created.  Gains and losses are generally amortized over a 7-year period.  As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $0.2 million depending upon the precise effective interest rate in the valuation and the timing of the contribution.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel and natural gas.

Changes in interest rates affect the Company’s interest expense on variable rate debt. Interest charged on the Company’s credit facility is subject to a floating interest rate.  The Company’s outstanding variable rate debt was zero at March 31, 2009 and 2010.  The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

Fluctuations in the price of nickel, the Company’s most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements, and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not presently use derivative instruments to manage this market risk, but may in the future. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that the Company may not be able to successfully offset a rapid increase in the cost of raw material in the future.

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank.  The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010.  As of March 31, 2010, 300,000 MMBTU had been settled for a net realized hedging loss of $0.3 million.  The Company is not currently party to any commodity swap — cash settlement agreements.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On February 22, 2010, the Annual Meeting of Stockholders of the Company was held at the Conrad Indianapolis Hotel. The following matters were voted on at the meeting:

MATTER	VOTES CAST FOR	VOTES AGAINST/ WITHHELD	ABSTAIN AND BROKER NON- VOTES
Election of Directors:
Paul J. Bohan	11,114,244	22,539	487,263
Donald C. Campion	11,072,510	64,273	487,263
Mark M. Comerford	11,114,344	22,439	487,263
John C. Corey	11,114,344	22,439	487,263
Robert H. Getz	11,073,349	63,434	487,263
Timothy J. McCarthy	11,073,249	63,534	487,263
William P. Wall	11,073,349	63,434	487,263
Ratification of the appointment of Deloitte & Touche, LLP as Haynes’ independent registered public accounting firm for the fiscal year ending September 30, 2010	11,432,913	191,133	0

Item 6.    Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: May 6, 2010

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: May 6, 2010

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	3.02	Amended and Restated Bylaws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(4)	4.01	Specimen Common Stock Certificate (incorporated by reference to the Haynes International, Inc. Quarterly Report on Form 10-Q for the quarter ending December 31, 2009, filed February 8, 2010).
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