Form 10-Q
period 2010-06-30
HAYNES INTERNATIONAL INC
filed 2010-08-05
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 1, 2010, the registrant had 12,144,079 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1                            FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2009	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$105,095	$58,590
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,310 and $1,288, respectively	47,473	53,497
Inventories	182,771	235,304
Income taxes receivable	24,348	14,660
Deferred income taxes	9,035	9,258
Other current assets	645	1,150
Total current assets	369,477	372,569
Property, plant and equipment, net	105,820	106,285
Deferred income taxes—long term portion	58,843	57,457
Prepayments and deferred charges	2,670	2,584
Restricted cash—long term portion	110	—
Intangible assets, net	7,230	6,811
Total assets	$544,150	$545,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,249	$42,528
Accrued expenses	10,312	13,149
Accrued pension and postretirement benefits	20,215	18,920
Revolving credit facilities	—	—
Deferred revenue — current portion	2,500	2,500
Current maturities of long-term obligations	110	107
Total current liabilities	62,386	77,204
Long-term obligations (less current portion)	1,482	1,382
Deferred revenue (less current portion)	40,329	38,455
Non-current income taxes payable	292	292
Accrued pension and postretirement benefits	160,862	155,804
Total liabilities	265,351	273,137
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,101,829 and 12,144,079 shares issued and outstanding at September 30, 2009 and June 30, 2010, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	227,734	228,876
Accumulated earnings	103,509	99,648
Accumulated other comprehensive loss	(52,456)	(55,967)
Total stockholders’ equity	278,799	272,569
Total liabilities and stockholders’ equity	$544,150	$545,706

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Net revenues	$98,325	$101,271	$353,042	$276,898
Cost of sales	106,493	84,417	335,463	243,009
Gross profit (loss)	(8,168)	16,854	17,579	33,889
Selling, general and administrative expense	8,837	9,480	27,719	25,643
Research and technical expense	757	637	2,396	1,998
Impairment of goodwill	—	—	43,737	—
Operating income (loss)	(17,762)	6,737	(56,273)	6,248
Interest income	(42)	(43)	(70)	(157)
Interest expense	87	36	566	123
Income (loss) before income taxes	(17,807)	6,744	(56,769)	6,282
Provision for (benefit from) income taxes	(6,863)	2,997	(7,460)	2,865
Net income (loss)	$(10,944)	$3,747	$(49,309)	$3,417
Net income (loss) per share:
Basic	$(0.91)	$0.31	$(4.11)	$0.28
Diluted	$(0.91)	$0.31	$(4.11)	$0.28
Weighted average shares outstanding:
Basic	12,002,754	12,049,779	11,990,667	12,049,779
Diluted	12,002,754	12,161,957	11,990,667	12,157,708

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
Net income (loss)	$(10,944)	$3,747	$(49,309)	$3,417
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,529	(1,340)	(1,203)	(3,511)
Comprehensive income (loss)	$(6,415)	$2,407	$(50,512)	$(94)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Nine Months Ended June 30,
		2009	2010
	Cash flows from operating activities:
	Net income (loss)	$(49,309)	$3,417
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
	Depreciation	7,649	8,458
	Amortization	766	419
	Impairment of goodwill	43,737	—
	Stock compensation expense	994	1,142
	Excess tax benefit from option exercises	9	—
	Deferred revenue	(1,876)	(1,874)
	Deferred income taxes	2,858	1,139
	Loss on disposal of property	165	157
	Change in assets and liabilities:
	Accounts receivable	44,591	(7,782)
	Inventories	104,503	(54,945)
	Other assets	1,388	(555)
	Accounts payable and accrued expenses	(17,418)	17,493
	Income taxes	(29,371)	9,685
	Accrued pension and postretirement benefits	(11,658)	(6,256)
	Net cash provided by (used in) operating activities	97,028	(29,502)

	Cash flows from investing activities:
	Additions to property, plant and equipment	(7,463)	(9,413)
	Change in restricted cash	110	110
	Net cash used in investing activities	(7,353)	(9,303)

	Cash flows from financing activities:
	Dividends paid	—	(7,278)
	Net decrease in revolving credit facility	(11,812)	—
	Proceeds from exercise of stock options	848	—
	Excess tax benefit option exercise	(9)	—
	Payment for debt issuance costs	(316)	—
	Changes in long-term obligations	(1,449)	(103)
	Net cash used in financing activities	(12,738)	(7,381)

	Effect of exchange rates on cash	(79)	(319)
	Increase (decrease) in cash and cash equivalents	76,858	(46,505)
	Cash and cash equivalents, beginning of period	7,058	105,095
	Cash and cash equivalents, end of period	$83,916	$58,590

	Supplemental disclosures of cash flow information:
Cash paid during period for:	Interest (net of capitalized interest)	$512	$40
	Income taxes	$20,365	$839

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2010 or any other interim period.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which is primarily codified into Topic 250 (Intangibles-Goodwill and Other) in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. GAAP. This FSP was effective for the Company on October 1, 2009 and it had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC. The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance was effective for fiscal years and interim periods beginning after December 15, 2009. The Company plans to adopt this guidance October 1, 2010. The adoption of this guidance is expected to increase the Company’s disclosures, but it is not expected to have an impact on the Company’s consolidated financial statements.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2009	June 30, 2010
Raw Materials	$13,321	$25,328
Work-in-process	87,322	132,166
Finished Goods	81,228	76,810
Other	900	1,000
	$182,771	$235,304

Note 4.   Income Taxes

Income tax expense for the three and nine months ended June 30, 2009 and 2010, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and the impact of permanent items with a pretax loss in fiscal 2009. The effective tax rate for the three months ended June 30, 2010 was 44.4% compared to 38.5% in the same period of fiscal 2009. The effective tax rate for the nine months ended June 30, 2010 was 45.6% compared to 13.1% in the same period of fiscal 2009. The increase in the effective tax rate is primarily attributable to a change in the state apportionment factor, which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2009 and 2010 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2010	2009	2010	2009	2010	2009	2010
Service cost	$597	$898	$331	$51	$1,846	$2,696	$995	$154
Interest cost	2,830	2,752	1,231	1,205	8,734	8,425	3,694	3,615
Expected return	(2,365)	(2,511)	—	—	(7,279)	(7,696)	—	—
Amortizations	202	1,430	(1,327)	(949)	606	4,313	(3,980)	(2,848)
Net periodic benefit cost	$1,264	$2,569	$236	$307	$3,907	$7,738	$709	$921

The Company contributed $10,675 to Company sponsored domestic pension plans, $3,564 to its other post-retirement benefit plans and $701 to the U.K. pension plan for the nine months ended June 30, 2010.  The Company presently expects future contributions of $3,525 to its domestic pension plans, $1,236 to its other post-retirement benefit plans and $259 to the U.K. pension plan for the remainder of fiscal 2010. The Pension Protection Act of 2006 requires funding over a seven-year period to achieve 100% funded status.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, filed against numerous manufacturers, including the Company, in December 2008 in the Federal MDL Court in Ohio and in California State Court in February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese.  The Company believes that it has defenses to these allegations, and that if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 53 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, there can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, although the Company may have applicable insurance, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

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

As of June 30, 2010 and September 30, 2009, the Company has accrued $1,516 for post-closure monitoring and maintenance activities. In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, which was primarily codified into Topic 410-30 (Asset Retirement and Environmental Obligations) in the ASC, accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $2,123 which was then discounted using an appropriate discount rate. The cost associated with closing the sites has been incurred in financial periods prior to those presented, with the remaining cost to be incurred in future periods related solely to post-closure monitoring and maintenance. Based on historical experience, the Company estimates that the cost of post-closure monitoring and maintenance will approximate $134 per year over the remaining obligation period.

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

The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $766 and $419 for the nine months ended June 30, 2009 and 2010, respectively.

The following represents a summary of intangible assets at September 30, 2009 and June 30, 2010:

September 30, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,040)	$2,627
Trademarks	3,800	—	3,800
Non-compete	1,340	(758)	582
Other	316	(95)	221
	$14,123	$(6,893)	$7,230

June 30, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,259)	$2,408
Trademarks	3,800	—	3,800
Non-compete	1,090	(625)	465
Other	316	(178)	138
	$13,873	$(7,062)	$6,811

Estimate of Aggregate Amortization Expense:

Year Ended September 30,
2010 (remainder of fiscal year)	$138
2011	545
2012	359
2013	350
2014	350
2015	329

Note 9.  Net Income (Loss) Per Share

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands except share and per share data)	2009	2010	2009	2010
Numerator:
Net Income (loss)	$(10,944)	$3,747	$(49,309)	$3,417
Denominator:
Weighted average shares outstanding - Basic	12,002,754	12,049,779	11,990,667	12,049,779
Effect of dilutive stock options	52,223	60,178	53,303	55,929
Effect of dilutive restricted stock	21,000	52,000	21,000	52,000
Adjustment for net loss	(73,223)	—	(74,303)	—
Weighted average shares outstanding - Diluted	12,002,754	12,161,957	11,990,667	12,157,708

Basic net income (loss) per share	$(0.91)	$0.31	$(4.11)	$0.28
Diluted net income (loss) per share	$(0.91)	$0.31	$(4.11)	$0.28

Number of stock option shares excluded as their effect would be anti-dilutive	300,565	219,132	304,981	215,255
Number of restricted stock shares excluded as their performance goal is not yet met	52,050	42,300	52,050	42,300

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

The stock-based compensation expense for restricted stock for the three months ended June 30, 2009 and 2010 was $77 and $162, respectively, and for the nine months ended June 30, 2009 and 2010 was $77 and $354, respectively. The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2010:

	Number of Shares	Weighted Average Fair Value Per Share At Grant Date
Unvested at September 30, 2009	52,050	$17.82
Granted	46,000	34.00
Forfeited / Canceled	(3,750)	17.82
Vested	—
Unvested at June 30, 2010	94,300	$25.71
Expected to vest	67,000	$28.93

The remaining unrecognized compensation expense at June 30, 2010 was $1,522 to be recognized over a weighted average period of 2.43 years.

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

On January 8, 2010, the Company granted 37,000 options to certain employees at an exercise price of $34.00 per share, the fair market value of the Company’s common stock the day of the grant. During the first nine months of fiscal 2010, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2009 and 2010 was $330 and $234, respectively, and for the nine months ended June 30, 2009 and 2010 was $917 and $788, respectively. The remaining unrecognized compensation expense at June 30, 2010 was $1,252 to be recognized over a weighted average vesting period of 0.67 years.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2010:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2009	394,737		$40.20
Granted	37,000		$34.00
Exercised	—
Canceled	(26,584)
Outstanding at June 30, 2010	405,153	$2,382	$38.98	6.87 yrs.
Vested or expected to vest	395,168	$2,382	$38.98	6.87 yrs.
Exercisable at June 30, 2010	290,908	$1,931	$40.28	6.16 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	4.17	86,886	86,886
May 5, 2005	19.00	4.83	8,334	8,334
February 21, 2006	29.25	5.67	25,001	25,001
March 31, 2006	31.00	5.75	10,000	10,000
March 30, 2007	72.93	6.75	74,166	74,166
March 31, 2008	54.00	7.75	91,666	62,492
October 1, 2008	46.83	8.25	20,000	6,666
March 31, 2009	17.82	8.75	52,100	17,363
January 8, 2010	34.00	9.50	37,000	—
			405,153	290,908

Note 11.  Dividend

In the third quarter of fiscal 2010, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid June 15, 2010 to stockholders of record at the close of business on June 1, 2010. The dividend cash pay-out was $2,429 for the quarter based on shares outstanding. Dividends paid year-to-date for fiscal 2010 are $7,278.

The Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock. The dividend is payable September 15, 2010 to stockholders of record at the close of business on September 1, 2010.

Note 12.  Commodity Contracts

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JPMorgan Chase Bank.  The Company agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010.  As of June 30, 2010, 300,000 MMBTU had been settled for a net realized hedging loss of $269.

				Gain(loss) Recognized in Income (Loss)
	Fair Value			Statement of	Nine months Ended
	Balance Sheet	September 30,	June 30,	Operations	June 30,
	Location	2009	2010	Location	2009	2010
Commodity Contracts	Accts Receivable	$51	—	Cost of Sales	(84)	(185)
	Accounts Payable	$(134)	—

Note 13.  Fair Value Measurements

On October 1, 2008, the Company adopted the provisions of SFAS No. 157,  Fair Value Measurements , as amended by FSP FAS 157-3, for assets and liabilities measured at fair value on a recurring basis, which was primarily codified into FASB ASC 820-10 (Fair Value Measurements and Disclosures) in the ASC.  This standard applies to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually beginning October 1, 2009.  FASB ASC 820-10 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

FASB ASC 820-10 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents and commodity contracts) measured at fair value on a recurring basis as of September 30, 2009 and June 30, 2010:

	Fair Value Measurements at Reporting Date Using:
September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$105,095	$—	$—	$105,095
Commodity contracts (accounts receivable)	—	51	—	51
Total assets	$105,095	$51	$—	$105,146
Liabilities:
Commodity contracts (accounts payable)	—	134	—	134
Total liabilities	$—	$134	$—	$134

	Fair Value Measurements at Reporting Date Using:
June 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$58,590	$—	$—	$58,590
Total assets	$58,590	$—	$—	$58,590
Liabilities:
Total liabilities	$—	$—	$—	$—

The Company had no Level 3 assets or liabilities as of September 30, 2009 or June 30, 2010.

Note 14. Subsequent Event

On July 1, 2010, the Company announced that the membership of the United Steelworkers Local 2958 (USW) ratified an agreement covering approximately 485 employees at the Company’s Kokomo, Indiana plant and the Lebanon, Indiana service center.  The new three-year agreement includes a lump sum payout of four thousand dollars for covered employees and wage increases of 0.0%, 2.0% and 2.0% in 2010, 2011 and 2012.  This agreement succeeds an existing agreement that expired June 30, 2010.  The one-time lump sum payment total of $2,108 (including employer taxes) was paid in July 2010 and will be expensed on a straight-line basis over the three-year life of the contract as the payment allows for a lower wage increase over the term of the agreement.

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

Subsequent Event

On July 1, 2010, the Company announced that the membership of the United Steelworkers Local 2958 (USW) ratified an agreement covering approximately 485 employees at the Company’s Kokomo, Indiana plant and the Lebanon, Indiana service center.  The new three-year agreement includes a lump sum payout of four thousand dollars for covered employees and wage increases of 0.0%, 2.0% and 2.0% in 2010, 2011 and 2012.  This agreement succeeds an existing agreement that expired June 30, 2010.  The one-time lump sum payment total of $2.1 million

(including employer taxes) was paid in July 2010 and will be expensed on a straight-line basis over the three-year life of the contract as the payment allows for a lower wage increase over the term of the agreement.

Dividend

In the third quarter of fiscal 2010, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid June 15, 2010 to stockholders of record at the close of business on June 1, 2010. The dividend cash pay-out was $2.4 million for the quarter based on shares outstanding. Dividends paid year-to-date for fiscal 2010 are $7.3 million.

On August 5, 2010, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock. The dividend is payable September 15, 2010 to stockholders of record at the close of business on September 1, 2010. The aggregate cash payout based on current shares outstanding will be approximately $2.4 million, or approximately $9.7 million on an annualized basis.

Outlook

General

Management expects that net revenues and volume in the fourth quarter of fiscal 2010 and first quarter of fiscal 2011 will at least equal and possibly improve from the levels of the third quarter of fiscal 2010.  Market demand and the mix of products being sold have improved since the fourth quarter of fiscal 2009. Improved market demand is primarily reflected by transactional service center business, where volume and pricing have improved throughout fiscal 2010, contributing to better than anticipated results. Although uncertainty in the marketplace continues, the Company’s backlog is showing signs that our end markets, particularly the aerospace market, are improving.

Management also expects that net income for the next two fiscal quarters will at least equal and possibly exceed that of the third fiscal quarter of 2010. Although volumes have improved, results for each quarter will continue to be unfavorably impacted by reduced absorption of fixed manufacturing costs due to less than optimal volumes.  In addition, the market environment continues to place downward pressure on prices. The unfavorable effect of both these items should have less of an impact on the Company’s operating results if the business environment continues to improve.

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased during fiscal 2010. Accounts receivable increased during fiscal 2010 due to increased sales while days sales outstanding remained flat. Management anticipates that accounts receivable at fiscal year-end will be approximately equal to the current balance as net revenues are also expected to remain at least flat between quarters. Inventory increased significantly during the fiscal year primarily due to staging of work-in-process inventory for initiation of the inventory pull process, staging of inventory as safety stock for customers in the event of a work stoppage associated with the collective bargaining agreement negotiation, and increased sales volumes. The process of reducing inventory started in July and management expects that by the end of fiscal 2010, inventory will be reduced by approximately $30.0 million.  Accounts payable and accrued expenses increased from the beginning of the year to equal $55.7 million at June 30, 2010 due to the increased inventory requirements and is anticipated, in conjunction with the inventory reduction, to approximate a balance of $40.0 million by the end of fiscal 2010. As a result of the above, and the net effect of other sources and uses of cash, management anticipates that the cash balance at June 30, 2010 of $58.6 million will increase to approximately $73.0 million by the end of fiscal 2010.

Backlog

Increasing order entry activity contributed to improvement in backlog at June 30, 2010 as compared to March 31, 2010.  Backlog dollars were $130.9 million at June 30, 2010, an increase of approximately 5.1% from $124.6 million at March 31, 2010.  This increase is the result of a 7.5% increase in backlog average selling price, which was partially offset by a 2.2% decline in backlog pounds.  Management expects the backlog dollars and pounds to increase modestly through the next two fiscal quarters.

Competition and Pricing

Although volumes and product pricing increased in the third quarter of fiscal 2010, the Company continued to experience intense price competition in the marketplace, particularly in mill direct project business. This competition continues to require the Company to aggressively price project business orders, which has unfavorably impacted the Company’s gross profit margin and net income. However, the impact of the price competition was less severe in the third quarter of fiscal 2010 than in the first and second quarters of fiscal 2010, which is reflected as improved product pricing in the third quarter.

Average selling price has increased 5.6% since the first quarter of fiscal 2010. This increase reflects both a higher priced mix of alloys and forms and a modest improvement in demand in the Company’s end markets.  Current selling prices continue to be impacted by both the competitive environment and the volatility of raw material in the market place, which will continue to temper attempts to increase prices. If market conditions continue to improve, pricing competition in the high-performance alloy industry may begin to ease further in future quarters.  The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and focusing on delivery-times and reliability.

Quarter over Quarter Gross Profit Margin Trend

Gross profit margin and gross profit margin percentage continued the trend of sequential improvement which began in the fourth quarter of fiscal 2009.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2009 and 2010
	Quarter Ended
(dollars in thousands)	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net Revenues	$134,304	$120,413	$98,325	$85,591	$81,008	$94,619	$101,271
Gross Profit Margin	$18,750	$6,997	$(8,168)	$4,904	$6,845	$10,190	16,854
Gross Profit Margin %	13.9%	5.8%	(8.3)%	5.7%	8.5%	10.8%	16.6%

The continued improvement in gross profit margin and gross profit margin percentage is primarily due to a combination of rising volume, improved product mix, improved cost structure of the Company and a modestly improving market environment.  Service center transactional business volumes and prices have improved, particularly in the aerospace market, due to significant destocking by the Company’s customers during the last two years. The Company’s sales to the land-based gas turbine market appear to be strengthening, with backlog for this market increasing by 22.5% since September 30, 2009. Increased activity in the repair and maintenance business drove the Company’s revenues from sales to the chemical processing market to this highest level since the first quarter of fiscal 2009. Pounds shipped to the market in the third quarter reached the highest level of any quarter in fiscal 2009 and 2010. The “Other” market category year-over-year activity for revenues and volume is essentially equal to the comparable period of the last fiscal year.

Since the fourth quarter of fiscal 2009, cost of goods sold per pound has improved as a result of (i) a significant reduction in the amount of higher cost raw material from inventory, which impacted cost of goods sold in fiscal 2009, (ii) manufacturing staffing reductions started in the second quarter of fiscal 2009 which continued through the fourth quarter of fiscal 2009, (iii) operating efficiencies attributable to equipment upgrades, particularly in the sheet finishing operations and (iv) continued implementation of lean manufacturing techniques.  In summary, the modest improvement in market conditions in our markets and improved cost structure have resulted in an improving gross profit margin since the third quarter of fiscal 2009.

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

	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Backlog (1)
Dollars (in thousands)	$199,667	$153,039	$113,420	$106,680	$110,406	$124,571	$130,885
Pounds (in thousands)	7,287	5,557	4,468	4,544	4,915	5,805	5,675
Average selling price per pound	$27.40	$27.54	$25.39	$23.48	$22.46	$21.46	$23.06
Average nickel price per pound
London Metals Exchange(2)	$4.39	$4.40	$6.79	$7.93	$7.75	$10.19	$8.79

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

	Market Activity Per Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net revenues (in thousands)
Aerospace	$49,721	$45,200	$34,959	$30,158	$28,375	$33,495	$36,739
Chemical processing	30,883	26,025	26,944	25,803	20,828	18,333	27,461
Land-based gas turbines	32,145	28,648	22,087	14,821	14,966	20,028	18,412
Other markets	19,166	17,562	11,529	11,152	13,080	19,426	15,540
Total product revenue	131,915	117,435	95,519	81,934	77,249	91,282	98,152
Other revenue	2,389	2,978	2,806	3,657	3,759	3,337	3,119
Net revenues	$134,304	$120,413	$98,325	$85,591	$81,008	$94,619	$101,271

Shipments by markets (in thousands of pounds)
Aerospace	1,653	1,648	1,387	1,261	1,221	1,435	1,581
Chemical processing	947	1,170	1,077	1,337	1,155	811	1,372
Land-based gas turbines	1,507	1,680	1,405	872	946	1,291	1,106
Other markets	691	871	511	467	605	867	665
Total shipments	4,798	5,369	4,380	3,937	3,927	4,404	4,724

Average selling price per pound
Aerospace	$30.08	$27.43	$25.20	$23.92	$23.24	$23.34	$23.24
Chemical processing	32.61	22.24	25.02	19.30	18.03	22.61	20.02
Land-based gas turbines	21.33	17.05	15.72	17.00	15.82	15.51	16.65
Other markets	27.74	20.16	22.56	23.88	21.62	22.41	23.37
Total product (excluding other revenue)	27.49	21.87	21.81	20.81	19.67	20.73	20.78
Total average selling price (including other revenue)	27.99	22.43	22.45	21.74	20.63	21.48	21.44

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	Three Months Ended June 30,				Change
($ in thousands)	2009		2010		Amount	%
Net revenues	$98,325	100.0%	$101,271	100%	$2,946	3.0%
Cost of sales	106,493	108.3%	84,417	83.4%	(22,076)	(20.7)%
Gross profit	(8,168)	(8.3)%	16,854	16.6%	25,022	306.3%
Selling, general and administrative expense	8,837	9.0%	9,480	9.4%	643	7.3%
Research and technical expense	757	0.8%	637	0.6%	(120)	15.9%
Operating income (loss)	(17,762)	(18.1)%	6,737	6.7%	24,499	137.9%
Interest income	(42)	0.0%	(43)	0.0%	(1)	(2.4)%
Interest expense	87	0.0%	36	0.0%	(51)	(58.6)%
Income (loss) before income taxes	(17,807)	(18.1)%	6,744	6.7%	24,551	137.9%
Provision for (benefit from) income taxes	(6,863)	(7.0)%	2,997	3.0%	9,860	143.7%
Net income (loss)	$(10,944)	(11.1)%	$3,747	3.7%	$14,691	134.2%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended June 30,		Change
By market	2009	2010	Amount	%
Net revenues (in thousands)
Aerospace	$34,959	$36,739	$1,780	5.1%
Chemical processing	26,944	27,461	517	1.9%
Land-based gas turbines	22,087	18,412	(3,675)	(16.6)%
Other markets	11,529	15,540	4,011	34.8%
Total product revenue	95,519	98,152	2,633	2.8%
Other revenue	2,806	3,119	313	11.1%
Net revenues	$98,325	$101,271	$2,946	3.0%

Pounds by markets (in thousands)
Aerospace	1,387	1,581	194	14.0%
Chemical processing	1,077	1,372	295	27.4%
Land-based gas turbines	1,405	1,106	(299)	(21.3)%
Other markets	511	665	154	30.1%
Total shipments	4,380	4,724	344	7.9%

Average selling price per pound
Aerospace	$25.20	$23.24	$(1.96)	(7.8)%
Chemical processing	25.02	20.02	(5.00)	(20.0)%
Land-based gas turbines	15.72	16.65	0.93	5.9%
Other markets	22.56	23.37	0.81	3.6%
Total product (excluding other revenue)	21.81	20.78	(1.03)	(4.7)%
Total average selling price (including other revenue)	22.45	21.44	(1.01)	(4.5)%

Net Revenues. Net revenues were $101.3 million in the third quarter of fiscal 2010, an increase of 3.0% from $98.3 million in the same period of fiscal 2009, due to an increase in volume partially offset by a decrease in the average selling price per pound.  Volume was 4.7 million pounds in the third quarter of fiscal 2010, an increase of 7.9% from 4.4 million pounds in the same period of fiscal 2009.  The aggregate average selling price was $21.44 per pound in the third quarter of fiscal 2010, a decrease of 4.5% from $22.45 per pound in the same period of fiscal 2009.  As discussed above under “Outlook”, competition in the Company’s primary markets continued to unfavorably impact the average selling price in the third quarter of fiscal 2010. The Company’s consolidated backlog was $130.9 million at June 30, 2010, an increase of 5.1% from $124.6 million at March 31, 2010. This increase reflects the combination of a 7.5% increase in backlog average selling price partially offset by a 2.6% decrease in backlog pounds.

Sales to the aerospace market were $36.7 million in the third quarter of fiscal 2010, an increase of 5.1% from $35.0 million in the same period of fiscal 2009, due to a 14.0% increase in volume, which was partially offset by a 7.8% decrease in the average selling price per pound. Volume was impacted by increased market demand as a result of the aero engine supply chain beginning to restock inventories. The average selling price per pound decreased due to a product mix change.

Sales to the chemical processing market were $27.5 million in the third quarter of fiscal 2010, an increase of 1.9% from $26.9 million in the same period of fiscal 2009, due to a 27.4% increase in volume offset by a 20.0% decrease in average selling price.  Volume was affected by an increase in major plant retrofits and increased maintenance and repair work. However, major plant retrofits are typically competitively bid, which often results in a lower average selling price than transactional business.

Sales to the land-based gas turbine market were $18.4 million in the third quarter of fiscal 2010, a decrease of 16.6% from $22.1 million for the same period of fiscal 2009, due to a decrease of 21.3% in volume partially offset by a 5.9% increase in the average selling price per pound. The decrease in volume is due to reduced activity by original equipment manufacturers. The average selling price per pound increased due to a product mix change.

Sales to other markets were $15.5 million in the third quarter of fiscal 2010, an increase of 34.8% from $11.5 million in the same period of fiscal 2009, due to a 3.6% increase in average selling price per pound, combined with a 30.1% increase in volume.  These increases are due to increased sales into the energy market, particularly solar and nuclear, which typically have higher average selling prices due to alloy mix and value added work.

Other Revenue. Other revenue was $3.1 million in the third quarter of fiscal 2010, an increase of 11.1% from $2.8 million in the same period of fiscal 2009. The increase in revenue is due to higher scrap and miscellaneous sales.

Cost of Sales. Cost of sales was $84.4 million, or 83.4% of net revenues, in the third quarter of fiscal 2010 compared to $106.5 million, or 108.3% of net revenues, in the same period of fiscal 2009. Cost of sales in the third quarter of fiscal 2010 decreased by $22.1 million as compared to the same period of fiscal 2009 due to lower raw material costs, reduced manufacturing expense, workforce reductions and a modest amount of improved absorption due to improved sheet volume.  Offsetting the decrease in cost of sales as a percentage of net revenue in the third quarter of fiscal 2010 compared to the same period of fiscal 2009 was increased price competition, which negatively impacted net revenue.

Selling, General and Administrative Expense. Selling, general and administrative expense was $9.5 million for the third quarter of fiscal 2010, an increase of $0.6 million, or 7.3%, from $8.8 million in the same period of fiscal 2009, due primarily to the increased business activity causing commissions and sales expenses to increase.  Selling, general and administrative expenses as a percentage of net revenues increased to 9.4% for the third quarter of fiscal 2010 compared to 9.0% for the same period of fiscal 2009.

Research and Technical Expense. Research and technical expense was $0.6 million, or 0.6% of revenue, for the third quarter of fiscal 2010, a decrease of $0.1 million from $0.8 million, or 0.8% of net revenues, in the same period of fiscal 2009, due to the reductions in workforce during the second and fourth quarters of fiscal 2009.

Operating Income (Loss). As a result of the above factors, operating income in the third quarter of fiscal 2010 was $6.7 million compared to an operating loss of $(17.8) million in the same period of fiscal 2009.

Income Taxes. Income taxes were an expense of $3.0 million in the third quarter of fiscal 2010, an increase of $9.9 million from a benefit of $6.9 million in the same period of fiscal 2009,  primarily due to pretax income.

The effective tax rate for the third quarter of fiscal 2010 was 44.4%, compared to 38.5% in the same period of fiscal 2009 primarily due to a change in the state apportionment factor, which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset.

Net Income (Loss). As a result of the above factors, net income in the third quarter of fiscal 2010 was $3.7 million, an increase of $14.7 million from a net loss of $(10.9) million in the same period of fiscal 2009.

Results of Operations for the Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

	Nine Months Ended
	June 30,				Change
($ in thousands)	2009		2010		Amount	%
Net revenues	$353,042	100.0%	$276,898	100.0%	$(76,144)	(21.6)%
Cost of sales	335,463	95.0%	243,009	87.8%	(92,454)	(27.6)%
Gross profit	17,579	5.0%	33,889	12.2%	16,310	92.8%
Selling, general and administrative expense	27,719	7.9%	25,643	9.3%	(2,076)	(7.5)%
Research and technical expense	2,396	0.7%	1,998	0.7%	(398)	(16.6)%
Impairment of goodwill	43,737	12.4%	—	—	(43,737)	(100.0)%
Operating income (loss)	(56,273)	(15.9)%	6,248	2.3%	62,521	(111.1)%
Interest income	(70)	0.0%	(157)	0.0%	(87)	(124.3)%
Interest expense	566	0.2%	123	0.0%	(443)	(78.3)%
Income (loss) before income taxes	(56,769)	(16.1)%	6,282	2.3%	62,051	(109.3)%
Provision for (benefit from) income taxes	(7,460)	(2.1)%	2,865	1.0%	10,325	(138.4)%
Net income (loss)	$(49,309)	(14.0)%	$3,417	1.2%	$52,726	(106.9)%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Nine Months Ended June 30,		Change
By market	2009	2010	Amount	%
Net revenues (in thousands)
Aerospace	$129,880	$98,609	$(31,271)	(24.1)%
Chemical processing	83,852	66,622	(17,230)	(20.5)%
Land-based gas turbines	82,880	53,406	(29,474)	(35.6)%
Other markets	48,257	48,046	(211)	(0.4)%
Total product revenue	344,869	266,683	(78,186)	(22.7)%
Other revenue	8,173	10,215	2,042	25.0%
Net revenues	$353,042	$276,898	$(76,144)	(21.6)%

Pounds by markets (in thousands)
Aerospace	4,688	4,237	(451)	(9.6)%
Chemical processing	3,194	3,338	144	4.5%
Land-based gas turbines	4,592	3,343	(1,249)	(27.2)%
Other markets	2,073	2,137	64	3.1%
Total shipments	14,547	13,055	(1,492)	(10.3)%

Average selling price per pound
Aerospace	$27.70	$23.27	$(4.43)	(16.0)%
Chemical processing	26.25	19.96	(6.29)	(24.0)%
Land-based gas turbines	18.05	15.98	(2.07)	(11.5)%
Other markets	23.28	22.48	(0.80)	(3.4)%
Total product (excluding other revenue)	23.71	20.43	(3.28)	(13.8)%
Total average selling price (including other revenue)	24.27	21.21	(3.06)	(12.6)%

Net Revenues. Net revenues were $276.9 million in the first nine months of fiscal 2010, a decrease of 21.6% from $353.0 million in the same period of fiscal 2009, due to decreases in volume and average selling price per pound.  Volume was 13.1 million pounds in the first nine months of fiscal 2010, a decrease of 10.3% from 14.5 million pounds in the same period of fiscal 2009.  The aggregate average selling price was $21.21 per pound in the first nine months of fiscal 2010, a decrease of 12.6% from $24.27 per pound in the same period of fiscal 2009.  As discussed above under “Outlook”, increased competition and weakness in customer demand unfavorably impacted both average selling price and volume in the first nine months of fiscal 2010 in the Company’s markets as compared to the first nine months of fiscal 2009. The Company’s consolidated backlog was $130.9 million at June 30, 2010, an increase of 22.7% from $106.7 million at September 30, 2009.  This increase reflects a 24.9% increase in backlog pounds partially offset by a 1.8% decrease in backlog average selling price.

Sales to the aerospace market were $98.6 million in the first nine months of fiscal 2010, a decrease of 24.1% from $129.9 million in the same period of fiscal 2009, due to a 16.0% decrease in the average selling price per pound combined with a 9.6% decrease in volume. Pricing and volume decreased due to reduced market demand in fiscal 2010 as reflected in the reduction in air traffic and leaning out of the aero engine supply chain earlier in fiscal 2010.

Sales to the chemical processing market were $66.6 million in the first nine months of fiscal 2010, a decrease of 20.5% from $83.9 million in the same period of fiscal 2009, due to a 24.0% decrease in the average selling price per pound partially offset by a 4.5% increase in volume. Volume increased along with the improvement in the overall economy. Average selling price per pound decreased due to continued price competition.

Sales to the land-based gas turbine market were $53.4 million in the first nine months of fiscal 2010, a decrease of 35.6% from $82.9 million for the same period of fiscal 2009, due to a decrease of 11.5% in the average selling price per pound combined with a 27.2% decrease in volume. The decrease in both volume and average selling price is due to reduced activity by original equipment manufacturers and increased price competition.

Sales to other markets were $48.0 million in the first nine months of fiscal 2010, a decrease of 0.4% from $48.3 million in the same period of fiscal 2009, due to a 3.4% decrease in average selling price per pound partially offset by a 3.1% increase in volume.  The decline in average selling price reflects the economic slowdown and the continued competition in many of these markets.

Other Revenue. Other revenue was $10.2 million in the first nine months of fiscal 2010, an increase of 25.0% from $8.2 million in the same period of fiscal 2009. The increase is due primarily to higher scrap and miscellaneous sales.

Cost of Sales. Cost of sales was $243.0 million, or 87.8% of net revenues, in the first nine months of fiscal 2010 compared to $335.5 million, or 95.0% of net revenues, in the same period of fiscal 2009. Cost of sales in the first nine months of fiscal 2010 decreased by $92.5 million as compared to the same period of fiscal 2009 due to lower volume, lower raw material costs, reduced manufacturing expense and workforce reductions.  This decrease was partially offset by reduced absorption of fixed manufacturing costs caused by lower production volumes, particularly that of sheet product.

Selling, General and Administrative Expense. Selling, general and administrative expense was $25.6 million for the first nine months of fiscal 2010, a decrease of $2.1 million, or 7.5%, from $27.7 million in the same period of fiscal 2009, due primarily to lower business activity causing commissions and sales expenses to decline and significant workforce reductions in the second and fourth quarters of fiscal 2009.  Selling, general and administrative expenses as a percentage of net revenues increased to 9.3% for the first nine months of fiscal 2010 compared to 7.9% for the same period of fiscal 2009 due primarily to reduced revenues.

Research and Technical Expense. Research and technical expense was $2.0 million, or 0.7% of revenue, for the first nine months of fiscal 2010, a decrease of $0.4 million from $2.4 million, or 0.7% of net revenues, in the same period of fiscal 2009, due to the reductions in workforce during the second and fourth quarters of fiscal 2009.

Impairment of Goodwill.  An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company’s market capitalization below its total stockholders’ equity value for a sustained period of time.  Please see Note 8 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q for additional information

Operating Income (Loss). As a result of the above factors, operating income in the first nine months of fiscal 2010 was $6.2 million compared to operating loss of $(56.3) million in the same period of fiscal 2009.

Income Taxes. Income taxes was an expense of $2.9 million in the first nine months of fiscal 2010, from a benefit of $(7.5) million in the same period of fiscal 2009, due to the Company generating pretax income rather than pretax loss.  The effective tax rate for the first nine months of fiscal 2010 was 45.6%, compared to 13.1% in the same period of fiscal 2009. The change in the effective tax rate is primarily attributable to a change in the state apportionment factor, which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset. In addition, the non-deductible goodwill impairment charge lowered the effective tax rate in the first nine months of fiscal 2009.

Net Income (Loss). As a result of the above factors, net income in the first nine months of fiscal 2010 was $3.4 million, an increase of $52.7 million from a net loss of $(49.3) million in the same period of fiscal 2009.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2010, the Company’s primary sources of cash were cash from operations and cash on-hand.  At June 30, 2010, the Company had cash and cash equivalents of approximately $58.6 million compared to cash and cash equivalents of approximately $105.1 million at September 30, 2009.

Net cash used in operating activities was $29.5 million in the first nine months of fiscal 2010 compared to net cash provided by operating activities of $97.0 million in the same period of fiscal 2009.  Several items contributed to the difference.  Cash used by increased inventory balances (net of foreign currency fluctuation) of $54.9 million was $159.4 million higher than cash provided by decreased inventory balances in the same period of fiscal 2009.  Cash used by increased accounts receivable of $7.8 million was $52.4 million higher than cash provided by accounts receivable in the same period of fiscal 2009.  Offsetting the above items, cash generated from accounts payable and accrued expenses of $17.5 million was $34.9 million higher than cash used in the same period of fiscal 2009 and cash generated from income taxes of $9.6 million was $39.1 million higher than cash used by income taxes in the same period of fiscal 2009.  Net cash used in investing activities was $9.3 million in the first nine months of fiscal 2010 compared to $7.3 million in the first nine months of fiscal 2009 due to higher capital expenditures.  Net cash used in financing activities in the first nine months of fiscal 2010 included $7.3 million in dividend payments compared to zero in the first nine months of fiscal 2009.

Future sources of liquidity

The Company’s sources of cash for fiscal 2010 are expected to consist primarily of cash generated from operations and cash on-hand.  In addition, the U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At June 30, 2010, the Company had cash of approximately $58.6 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility:   Haynes and Wachovia Capital Finance Corporation (Central) (“Wachovia”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extends the maturity date of the U.S. revolving credit facility to September 30, 2011, increases the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permits the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminates the EBITDA covenant. The maximum revolving loan amount under the Amended Agreement continues to be $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wachovia Bank, National Association’s “prime rate,” plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum.  As of June 30, 2010, the U.S. revolving credit facility had an outstanding balance of zero. During the nine month period ended June 30, 2010 it bore interest at a weighted average interest rate of 5.00%.  In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment.  For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met.  As of June 30, 2010, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants.  The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interests in its U.S. subsidiaries, but excluding its four-high Steckel rolling mill and related assets, which are pledged to TIMET. The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company’s foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  funding operations;

•                  pension plan funding;

•                  capital spending; and

•                  dividends to stockholders.

In fiscal 2010, capital spending is targeted at approximately $15.0 million with approximately $9.4 million spent in the first nine months of fiscal 2010.  The focus of the capital spending in fiscal 2010 is on recurring equipment requirements of approximately $9.0 million and approximately $6.0 million on the upgrade of the four-high Steckel rolling mill.  In February 2010, the Company announced plans to spend approximately $85.0 million over the next five years on capital projects which focus on improving the capability of the Company’s production assets. Included in the $85.0 million total spending is approximately $10.0 million to be spent in fiscal 2011 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets invested in the service centers.  Additionally, the Company plans to spend approximately $30.0 million (or $6.0 million per year) on upgrades to its four-high Steckel rolling mill and supporting equipment, and approximately $25.0 million (or $5.0 million per year) on other equipment purchases and upgrades.  These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time.  The Company anticipates that it will continue to spend approximately $4.0 million per year on routine capital maintenance projects over the same five-year period.  Management does not anticipate prolonged equipment outages as a result of upgrades in fiscal 2010.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2010:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt obligations	$638	$510	$128	—	—
Operating lease obligations	11,613	3,069	3,411	$2,124	$3,009
Capital lease obligations	313	33	66	66	148
Raw material contracts	28,026	28,026	—	—	—
Mill supplies contracts	31	31	—	—	—
Capital projects	3,216	3,216	—	—	—
Pension plan(2)	67,005	14,025	28,440	21,540	3,000
FAS 87 NQ pension plan	821	95	190	190	346
Other postretirement benefits(3)	49,800	4,800	10,000	10,000	25,000
Non-compete obligations(4)	110	110	—	—	—
Total	$161,573	$53,915	$42,235	$33,920	$31,503

(1)             Taxes are not included in the table.  The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As of June 30, 2010, the non-current income taxes payable was $292.  It is not possible to determine in which period the tax liability might be paid out.

(2)             The Company has a funding obligation to contribute $66,045 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company. The Company expects its U.K. subsidiary to contribute $960 to the U.K. Pension Plan.

(3)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

(4)             Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC.  The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk.  This guidance was effective for fiscal years and interim periods beginning after December 15, 2009. The Company plans to adopt this guidance effective October 1, 2010. The adoption of this guidance is expected to increase our disclosures, but it is not expected to have an impact on our consolidated financial statements.

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

On October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes which was primarily codified into Topic 740-10 (Income Taxes - Overall) in the ASC.  This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return.  It also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel and natural gas.

Changes in interest rates affect the Company’s interest expense on variable rate debt. Interest charged on the Company’s credit facility is subject to a floating interest rate.  The Company’s outstanding variable rate debt was zero at June 30, 2009 and 2010.  The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank.  The Company agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010.  As of June 30, 2010, 300,000 MMBTU had been settled for a net realized hedging loss of $0.3 million.  The Company is not currently a party to any commodity swap — cash settlement agreements.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Date: August 5, 2010

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: August 5, 2010

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