Form 10-K
period 2010-09-30
HAYNES INTERNATIONAL INC
filed 2010-11-18
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or
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
☐ Yes        ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes        ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $427,417,302 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes        ☐ No

         12,144,079 shares of Haynes International, Inc. common stock were outstanding as of November 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2011 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding the intent, belief or current expectations of the Company or its management with respect to strategic plans, revenues, financial results, dividends and backlog balance; trends in the industries that consume the Company's products; global economic and political conditions; production levels at the Company's Kokomo, Indiana facility; commercialization of the Company's production capacity; and the Company's ability to develop new products. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company's control.

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

 Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 64% of net product revenues in fiscal 2010. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe, Asia and India. All of these centers are company-operated. In fiscal 2010, approximately 78% of the Company's net revenues was generated by its direct sales organization, and the remaining 22% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

        The address of the Company's website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company's website date back to November 23, 2009. For all filings made prior to that date, the Company's website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company's website is not incorporated by reference and does not form a part of this Form 10-K.

Significant Events of Fiscal 2010

        The information under the caption "Significant Events of Fiscal 2010" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K is incorporated herein by reference.

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

  •
  Increase revenues by providing value-added processing services.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company's service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value-added services such as laser and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers often enable the Company to obtain a selling price advantage. As discussed below, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2011 and 2012 to restructure its service center operations.

  •
  Increase revenue by developing new products and new applications for existing alloys, and expanding into new markets.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers' specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high-performance alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys; an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

    In recent years the Company's revenues have been derived primarily from the aerospace, chemical processing and land-based turbine industries. Through development of new alloys and new applications for existing alloys the Company is looking to develop additional markets which will generate new revenue streams. The Company believes that the oil and gas, solar, flue-gas desulphurization, automotive and nuclear industries all present opportunities for Company's products.

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

  •
  Capitalize on strategic equipment investment.  The Company expects to continue to improve operations through ongoing capital investment in manufacturing facilities and equipment. Ongoing investment in equipment has significantly improved the Company's operations by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality and working capital management. Management believes that the Company's capital investments will enable it to continue to satisfy long-term customer demand for value-added products that meet ever increasingly precise specifications.

    As announced at the beginning of fiscal 2010, the Company plans to spend, in total, approximately $85.0 million over fiscal years 2010 through 2014 on new strategic initiatives, routine capital maintenance projects and restructuring its service centers. This amount includes approximately $30.0 million on upgrades to the four-high Steckel rolling mill and supporting equipment, approximately $25.0 million on other equipment purchases and upgrades and approximately $20.0 million on routine capital maintenance projects. In addition, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2011 and 2012 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets at those operations. Management does not anticipate prolonged equipment outages as a result of upgrades for any of these projects. These projects are expected to improve quality, improve inventory turnover, reduce operating costs, improve delivery performance and decrease cycle time. See "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Form 10-K for discussion of actual capital spending in fiscal 2010.

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

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes exclusively in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2008, 2009 and 2010, HTA products accounted for approximately 73%, 74% and 75% of the Company's net revenues, respectively; and sales of the Company's CRA products accounted for approximately 27%, 26% and 25% of the Company's net revenues, respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR-160® alloy (1990)(2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES® 242® alloy (1990)(2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES® HR-120® alloy (1990)(2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES® 230® alloy (1984)(2)	Aero/LBGT-ducting, combustors	Excellent combination of strength, stability, oxidation resistance and fabricability
HAYNES® 214® alloy (1981)(2)	Aero-honeycomb seals	Excellent combination of oxidation resistance and fabricating among nickel-based alloys
HAYNES® 188 alloy (1968)(2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-based alloy
HAYNES® 625 alloy (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES® 617 alloy (1999)	Aero/LBGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES® 263 alloy (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES® 718 alloy (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost
HAYNES® Ti 3A1-2.5 alloy (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES® 25 alloy (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800°F

(1)
"Aero" refers to the aerospace industry; "LBGT" refers to the land-based gas turbine industry; "CPI" refers to the chemical processing industry.

(2)
Represents a product which the Company believes has limited or no significant competition.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY® C-2000® alloy (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY® B-3® alloy (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY® D-205® alloy (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET® alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY® C-22® alloy (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY® G-30® alloy (1985)(2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY® G-35® alloy (2004)(2)	CPI-tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY® C-276 alloy (1968)	CPI/FGD/oil and gas tanks, mixers, piping	Broad resistance to many environments

(1)
"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulphurization industry.

(2)
Represents a patented product or a product to which the Company believes has limited or no significant competition.

Patents and Trademarks

        The Company currently maintains a total of approximately 14 U.S. patents and applications and approximately 169 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded six new proprietary alloys, four of which are currently commercially available and two of which are being scaled-up to be brought to market. Of the alloys which are being commercialized, two alloys saw advancement in the process during fiscal 2010. First, HAYNES® 282® alloy, which management believes will have significant commercial potential for the Company in the long-term, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been more than 70 customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers. In addition, commercialization of HASTELLOY® C-22HS® alloy also continued in fiscal 2010. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. It is important to note, however, that both of these alloys are in the early stages of commercialization and pounds sold to date are very low compared to the Company's other proprietary alloys; furthermore, pounds sold in the next three to five years are expected to remain at low levels. The Company believes that the alloys (particularly HAYNES 282 alloy) are significantly further along the commercialization curve when compared to historical trends for other proprietary alloys introduced by the Company. In addition to

HAYNES 282 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for HASTELLOY® HYBRID-BC1® alloy. HASTELLOY HYBRID-BC1 alloy, a CRA product with potential applications in the chemical processing industry, has demonstrated resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. U.S. patent applications were filed in fiscal 2006 and 2008 for the HAYNES® NS-163® alloy and HAYNES® HR-224® alloy, respectively. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2010, with test marketing initiated in early 2009. HAYNES HR-224 alloy is an HTA product with superior resistance to oxidation. Scale up of this alloy is continuing and test marketing was initiated in fiscal 2010.

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

        While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. These barriers to entry and production include the unique equipment required to produce this material and the exacting process required to achieve the desired metallurgical properties. These processing requirements include such items as specific annealing temperature, processing speeds and reduction per rolling pass. Management believes that the current alloy development program and these barriers to entry reduce the impact of patent expirations on the Company.

End Markets

        The Company estimates that the global specialty alloy market, including stainless steels, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys, represents total production volume of approximately 37.0 billion pounds per annum. Of this total market, the Company competes in the high-performance nickel- and cobalt-based alloy sector, which is estimated to represent approximately 200 million pounds of production per annum. The high-performance alloy market demands diverse, specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, the Company believes the high-performance alloy sector provides greater growth potential, higher profit margins and greater opportunities for service, product and price differentiation than stainless steels and general purpose nickel alloys. While stainless steel and general purpose nickel alloy is generally sold in bulk through third-party distributors, the Company's products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

        Aerospace.    The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very low tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the

Company's direct sales force. Demand for the Company's products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The hot sections of jet engines are subjected to substantial wear and tear and accordingly require periodic maintenance, repair and overhaul. The Company views the maintenance, repair and overhaul business as an area of continuing long-term growth.

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

        Other Markets.    Other markets to which the Company sells its HTA products and CRA products include flue-gas desulphurization (or FGD), oil and gas, waste incineration, industrial heat treating, automotive, instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. With the completion of the Company's recent capital projects, the Company anticipates increasing its participation in the FGD market due to the increased production capacity and the improved cost structure which resulted from the completion of the capital projects. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products.

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 14 total locations in the U.S., Europe, Asia and India, 11 of which are service and/or sales centers. All of the Company's service and/or sales centers are operated either directly by the Company or through its wholly-owned subsidiaries. Approximately 79% of the Company's net revenues in fiscal 2010 were generated by the Company's direct sales organization. The remaining 21% of the Company's fiscal 2010 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over

30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

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

        The Company continues to focus on growing its business in foreign markets. In recent years, the Company opened a service and sales center in China, the first service and sales center operated by any manufacturer of nickel- and cobalt- based alloys in China, and sales centers in Singapore, India and Italy. Although sales to China in fiscal 2010 were approximately $33.4 million, compared to $38.1 million in fiscal 2009, for the long-term, management continues to view China as an expanding market opportunity for the Company. That is why the Company continues to evaluate the possibility of opening a second service center in China, although global economic conditions may continue to delay this decision.

        While the Company is making concentrated efforts to expand foreign sales, the majority of its revenue continues to be provided by sales to U.S. customers. The Company's domestic expansion effort includes, but is not limited to, the continued expansion of ancillary product forms, the continued development of new high-performance alloys, the utilization of external conversion resources to expand and improve the quality of mill-produced product, the addition of equipment in U.S. service and sales centers to improve the Company's ability to provide a product closer to the form required by the customer and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

        The following table sets forth the approximate percentage of the Company's fiscal 2010 net revenues generated through each of the Company's distribution channels.

	From Domestic Locations	From Foreign Locations	Total
Company mill direct/service and sales centers	59%	19%	78%
Independent distributors/sales agents	21%	1%	22%

Total	80%	20%	100%

        The Company's top twenty customers accounted for approximately 36%, 35% and 32% of the Company's net revenues in fiscal 2008, 2009 and 2010, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2008, 2009 or 2010.

        Net revenues and net income (loss) in fiscal 2008, 2009 and 2010 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 54%, 63% and 61% of the Company's net revenues in fiscal 2008, 2009 and 2010, respectively. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues and net income will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $292.9 million, $179.7 million, and $149.9 million for fiscal 2008, 2009 and 2010, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        Investments in plant and equipment have allowed the Company to increase capacity, reduce unplanned equipment outages, produce higher quality products at reduced costs and improve working capital management. The Company spent $18.7 million in fiscal 2008, $9.3 million in fiscal 2009 and $12.2 million in fiscal 2010 on plant and equipment upgrades. The significant investments over the last several years were the result of under-investment in prior years, as well as increases in customer demand and quality requirements. The principal benefits of these investments are improved machine reliability, improved product quality, increased processing efficiency, increased capacity, reduced maintenance costs and reduced risk of unplanned outages.

        As announced at the beginning of fiscal 2010, the Company plans to spend, in total, approximately $85.0 million over fiscal years 2010 through 2014 on new strategic initiatives, routine capital maintenance projects and restructuring its service centers. This amount includes approximately $30.0 million on upgrades to its four-high Steckel rolling mill and supporting equipment, approximately $25.0 million on other equipment purchases and upgrades and approximately $20.0 million on routine capital maintenance projects. In addition, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2011 and 2012 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets at those operations. Management does not anticipate prolonged equipment outages as a result of upgrades for any of these projects. These projects are expected to improve quality, improve inventory turnover, reduce operating costs, improve delivery performance and decrease cycle time.

        Capital spending in fiscal 2010 was $12.2 million, compared to an original target of approximately $15.0 million (excluding any amounts for service center restructuring). The difference of $2.8 million between the original forecast and the actual spending includes $2.2 million related to the timing of completion of a project for the Company's four-high Steckel rolling mill that was started in fiscal 2010, but which will be completed in the first quarter of fiscal 2011. The target for capital spending in fiscal 2011 is approximately $15.0 million, plus additional amounts for the restructuring of the Company's service centers. Management estimates that spending on the service center project will be approximately $10.0 million over the course of fiscal 2011 and 2012.

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

Consolidated Backlog at Fiscal Quarter End

	2006	2007	2008	2009	2010
		(in millions)
1st quarter	$203.5	$206.9	$247.8	$199.7	$110.4
2nd quarter	207.4	237.6	254.5	153.0	124.6
3rd quarter	200.8	258.9	252.6	113.4	130.9
4th quarter	206.9	236.3	229.2	106.7	148.0

Raw Materials

        In fiscal 2010, nickel, a major component of many of the Company's products, accounted for approximately 59% of raw material costs, or approximately 29% of total cost of sales. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2008, 2009 and 2010, as reported by the London Metals Exchange, was $8.07, $7.93 and $10.26, respectively. Prices for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium, were also higher in fiscal 2010 than fiscal 2009.

        Since most of the Company's products are produced pursuant to specific orders, the Company purchases raw materials against known production schedules. The materials are purchased from several different suppliers through various arrangements including annual contracts and spot purchases, and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel fluctuates rapidly, there may be an unfavorable effect on the Company's gross profit margins. The Company periodically purchases material forward with certain suppliers.

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2010, the technology, engineering and technological testing staff consisted of 23 persons, 9 of whom have engineering or science degrees, including 6 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $3.4 million, $3.1 million and $2.8 million for research and technical support activities for fiscal 2008, 2009 and 2010, respectively.

        During fiscal 2010, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, all relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing), and power generation.

Competition

        The high-performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company's primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Cast Parts, Allegheny Technologies, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar strengthens, the Company may face increased competition in the U.S. from foreign competitors.

        Starting in the fourth quarter of fiscal 2007 and continuing through fiscal 2010, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in the stainless market. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened. Increased competition has required the Company to continually price our product competitively, which has contributed to the reduction in the Company's gross profit margin and net income. Although the economic environment has modestly improved, there continues to be significant uncertainty as to when the stainless market will return to the pre-recession levels. When stainless demand begins to improve, price competition in the high-performance alloy industry should begin to ease. The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and striving to improve delivery-times and reliability. At this time, however, continued weakness in the economy continues to generate intense competitive pricing pressure.

Employees

        As of September 30, 2010, the Company employed approximately 980 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 499 in the aggregate) are covered by a collective bargaining agreement. On July 1, 2010, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2013. Management believes that current relations with the union are satisfactory. In September 2010, a majority of the 76 hourly employees at the Company's Arcadia, Louisiana operations elected to be represented by the United Steelworkers of America, although no collective bargaining agreement is in place at this time and negotiations are ongoing. None of the other employees at the Company's domestic operations are represented by a labor union.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as a reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. Expenses related to environmental compliance were approximately $1.8 million for fiscal 2010 and are expected to be approximately $1.8 million for fiscal 2011. Although there can be no assurance, based upon current information available to the Company, the Company does not expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit, requirements relating to the handling of polychlorinated biphenyls and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.1 million were made for pollution control improvements during fiscal 2010, with additional expenditures of approximately $1.8 million for similar improvements planned for fiscal 2011.

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

        The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current former sites would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company's capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

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

Executive Officers of the Company

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2010. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark Comerford	48	President and Chief Executive Officer; Director
Marcel Martin	60	Vice President—Finance, Treasurer, Chief Financial Officer
Venkat R. Ishwar	58	Vice President—Marketing & Technology
Anastacia S. Knapper	36	Vice President—General Counsel & Corporate Secretary
Marlin C. Losch	50	Vice President—Sales & Distribution
Daniel W. Maudlin	44	Controller and Chief Accounting Officer
Jean C. Neel	51	Vice President—Corporate Affairs
Scott R. Pinkham	43	Vice President—Manufacturing
Gregory M. Spalding	54	Vice President—Tube & Wire Products
Jeffrey L. Young	53	Vice President & Chief Information Officer

        Mr. Comerford was elected President and Chief Executive Officer and a director of the Company in October 2008. Before joining the Company, Mr. Comerford was President of Brush International, Inc., a subsidiary of Brush Engineered Materials, Inc., a company that manufactures high performance materials, from 2004 to 2008.

        Mr. Martin has served as Vice President—Finance, Treasurer and Chief Financial Officer of the Company since July 2004.

        Dr. Ishwar has served as Vice President—Marketing & Technology of the Company since January 2010. Dr. Ishwar was Senior Vice President of Forgital USA, a manufacturer of mechanical components, between July 2008 and December 2009. Prior to that, he was Director of Marketing and Business Development at the Company from 2005 to July 2008.

        Mrs. Knapper has served as Vice President—General Counsel & Corporate Secretary of the Company since July 2006. Prior to joining the Company, beginning in 2000, Mrs. Knapper was a lawyer in private practice with the law firm Ice Miller LLP in Indianapolis, Indiana.

        Mr. Losch has served as Vice President—Sales & Distribution of the Company since January 2010. Prior to that, he served as Vice President—North American Sales of the Company beginning in February 2006. Mr. Losch was Midwest Regional Manager of the Company from 2001 to 2006.

        Mr. Maudlin has served as Controller and Chief Accounting Officer of the Company since September 2004.

        Ms. Neel has served as Vice President—Corporate Affairs of the Company since April 2000.

        Mr. Pinkham has served as Vice President—Manufacturing of the Company since March 2008. Prior to that, he served as Vice President—Manufacturing Planning of the Company from 2004 to 2008.

        Mr. Spalding has served as Vice President—Tube & Wire Products of the Company since May 2009. Prior to that, he served as Vice President, Haynes Wire & Chief Operating Officer from 2006 to May 2009, and Vice President—North American Sales since he joined the Company in July 1999.

        Mr. Young has served as Vice President & Chief Information Officer since November 2005.

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

        Since we became an independent company in 1987, we have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In 1992, 1999, 2002, 2003, 2009 and 2010, our net revenues, when compared to the immediately preceding year, declined by approximately 24.9%, 15.4%, 10.3%, 21.2%, 31.1% and 13.0%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our financial condition or results of operations.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2010, represented approximately 48.5% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our gross margin and net income.

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

We Operate in Cyclical Markets.

        A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 36.3% of our total sales in fiscal 2010. Our land-based gas turbine and chemical processing sales constituted 19.4% and 23.0%, respectively, of our total sales in fiscal 2010.

        The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.

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

        Our principal assets are located at our primary integrated production facility in Kokomo, Indiana and at our production facilities in Arcadia, Louisiana and in Mountain Home, North Carolina. The Arcadia and Mountain Home plants rely to a significant extent upon feedstock produced at the Kokomo facility. Any production failures, shutdowns or other significant problems at the Kokomo facility could have a material adverse effect on our financial condition and results of operations. We maintain property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss. Although we believe that our insurance is adequate to cover any such losses that may not be the case. One or more significant uninsured losses at our Kokomo facility may have a material adverse effect on our financial condition.

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

        We have experienced increased competition since the third quarter of fiscal 2007 from competitors who produce both stainless steel and high-performance alloys. Due to continued under-utilization of capacity in the stainless steel market, we believe these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. While competition should soften as the stainless market improves, based on the current economic environment there continues to be significant capacity available in the stainless market with which we are competing. Increased competition has required us to lower prices, which has contributed to the reduction in our gross profit margin.

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

        To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2010, nickel, a major component of many of our products, accounted for approximately 59% of our raw material costs, or approximately 29% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations would be materially adversely affected.

        Alternatively, as happened in fiscal 2009, our results of operations may also be negatively impacted if both customer demand and nickel prices rapidly fall at the same time. In those circumstances, we may experience higher per pound manufacturing costs due to the recognition of higher nickel costs from inventory which flows through cost of goods sold.

Our business is dependent on a number of raw materials that are subject to volatility in price and availability.

        We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these materials may be influenced by private or government cartels, changes in world politics, labor relations between the materials producers and their work force, unstable governments in exporting nations and inflation. The ability of key material suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

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

An interruption in energy services may cause manufacturing curtailments or shutdowns.

        We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

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

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other "Greenhouse Gases", and pending legislation or regulation of Greenhouse Gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

        Political and scientific debates related to the impacts of emissions of greenhouse gases on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the Greenhouse Gas emissions is currently being considered in the United States as well as globally. As a high-performance alloy manufacturer, we will be affected, both directly and indirectly, if proposed climate change legislation, such as use of a "cap and trade", is enacted which could have a material adverse impact on our results of operations, financial condition and cash flows.

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

        Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 63% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

Product liability and product warranty risks could adversely affect our operating results.

        We produce many critical products for commercial and military aircraft and for land-based gas turbines. Failure of our products could give rise to substantial product liability and other damage claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us.

        Additionally, we manufacture our products to strict contractually-established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a part, we may be subject to warranty costs to repair or replace the product itself and additional costs related to the investigation and inspection of non-complying products. These costs are generally not insured.

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

Item 1B.    Unresolved Staff Comments

        There are no unresolved comments by the staff of the U.S. Securities and Exchange Commission.

Item 2.    Properties

        Manufacturing Facilities.    The Company owns manufacturing facilities in the following locations:

  •
  Kokomo, Indiana—manufactures and sells all product forms, other than tubular and wire goods;

  •
  Arcadia, Louisiana—manufactures and sells welded and seamless tubular goods; and

  •
  Mountain Home, North Carolina—manufactures and sells high-performance alloy wire.

        The Kokomo plant, the Company's primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the Company's four-high Steckel rolling mill and sheet product cold working equipment, including two cold strip mills. All alloys and product forms other than tubular and wire goods are produced in Kokomo.

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

        The Mountain Home plant is located on approximately 29 acres of land, and includes approximately 100,000 square feet of building space. The Mountain Home facility is primarily used to manufacture finished high-performance alloy wire. Warehousing of finished wire product is also done at this facility.

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wachovia Capital Finance Corporation. For more information see Note 7 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

  •
  Milan, Italy—sells all product forms; and

  •
  Chennai, India—sells all product forms.

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company believes that its existing facilities are suitable for its current business needs. The Company is developing plans to spend approximately $10.0 million over the course of the next several years to restructure, consolidate and enhance capabilities at its service center operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2010.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ.

Fiscal year ended September 30, 2010:	High	Low	Dividend
September 30, 2010	$35.39	$27.58	$0.20
June 30, 2010	$38.88	$26.61	$0.20
March 31, 2010	$36.59	$27.04	$0.20
December 31, 2009	$34.99	$24.75	$0.20
Fiscal year ended September 30, 2009:
September 30, 2009	$34.67	$20.58	$0.00
June 30, 2009	$28.25	$17.17	$0.00
March 31, 2009	$26.41	$10.92	$0.00
December 31, 2008	$46.50	$12.49	$0.00

        The range of the Company's common stock price on NASDAQ from October 1, 2009 to September 30, 2010 was $38.88 to $24.75. The closing price of the common stock was $34.92 on September 30, 2010.

        As of November 1, 2010, there were approximately 36 holders of record of the Company's common stock.

        Our payment of dividends is permitted under our existing financing agreement, although our U.S. revolving credit facility requires (i) prior notice to the agent, (ii) that aggregate dividends cannot exceed $25.0 million per year, or $50.0 million during the term of the facility, and (iii) that the Company have at least $50.0 million in availability within 30 consecutive days before and after issuance of any dividend. While it is our intention to continue to pay quarterly cash dividends for 2011 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial conditions and other factors.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last six fiscal years ended September 30, 2010. The cumulative total return assumes an investment of $100 on September 30, 2005 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc. and Carpenter Technologies Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group

*
For fiscal 2005, 2006 and up to March 23, 2007, the Company's stock was traded on the "Pink Sheets." As of March 27, 2007, the Company listed its common stock on The NASDAQ Global Market.

	2005	2006	2007	2008	2009	2010
Haynes International, Inc.	100.00	156.00	341.48	187.32	127.28	139.68
Russell 2000	100.00	105.29	123.55	105.16	99.91	117.69
S&P MidCap 400	100.00	108.65	120.61	105.53	93.84	106.38
Peer Group	100.00	195.57	301.86	142.87	129.72	199.02

Item 6.    Selected Financial Data

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2006	2007	2008	2009	2010
Statement of Operations Data:
Net revenues	$434,405	$559,836	$637,006	$438,633	$381,543
Cost of sales(1)	325,573	408,752	492,349	416,150	327,712
Selling, general and administrative expense	40,296	39,441	42,277	36,207	35,470
Research and technical expense	2,659	3,116	3,441	3,120	2,828
Impairment of goodwill(2)	—	—	—	43,737	—
Operating income (loss)	65,877	108,527	98,939	(60,581)	15,533
Interest expense (income), net	8,024	3,939	1,025	509	(59)
Provision for (benefit from) income taxes	22,313	38,468	35,136	(8,768)	6,717

Net income (loss)	$35,540	$66,120	$62,778	$(52,322)	$8,875
Net income (loss) per share(3):
Basic	$3.55	$6.07	$5.27	$(4.36)	$0.74
Diluted	$3.46	$5.89	$5.22	$(4.36)	$0.73
Weighted average shares outstanding(3):
Basic	10,000,000	10,896,067	11,903,289	12,004,498	12,049,779
Diluted	10,270,642	11,230,101	12,026,440	12,004,498	12,159,529

	September 30,
	2006	2007		2008	2009	2010
Balance Sheet Data:
Working capital	$101,864	$299,312		$330,357	$307,091	$300,199
Property, plant and equipment, net	88,921	97,860		107,302	105,820	107,043
Total assets	445,860	586,969		617,567	544,150	551,543
Total debt	120,043	38,733		14,909	1,592	1,433
Long-term portion of debt	3,097	3,074		1,582	1,482	1,324
Accrued pension and postretirement benefits(4)	126,488	123,587		115,359	181,077	193,560
Stockholders' equity	151,548	316,377	(5)	379,543	278,799	265,849

	2006	2007	2008	2009	2010
Consolidated Backlog at Fiscal Quarter End(5):
1st quarter	$203.5	$206.9	$247.8	$199.7	$110.4
2nd quarter	207.4	237.6	254.5	153.0	124.6
3rd quarter	200.8	258.9	252.6	113.4	130.9
4th quarter	206.9	236.3	229.2	106.7	148.0

	Year Ended September 30,
	2006	2007	2008	2009	2010
Average nickel price per pound(6)	$13.67	$13.40	$8.07	$7.93	$10.26

(1)
As part of fresh start reporting, machinery and equipment, buildings, and patents were increased by $49,436 to reflect fair value at August 31, 2004. Commencing in 2004 these costs are being recognized in cost of sales over periods ranging from 2 to 14 years. Cost of sales for the years ended September 30, 2006, 2007, 2008, 2009 and 2010 include $4,788, $4,802, $3,815, $3,780, $3,435 and $3,199, respectively, for this fair value adjustment.

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

(4)
During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company's liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduces the accumulated postretirement benefit liability due to this plan amendment by $46,300, that will be amortized as a reduction to expense over an eight-year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, the Company recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659.

(5)
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

(6)
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

	Quarter Ended				Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Backlog
Dollars (in thousands)	$199,667	$153,039	$113,420	$106,680	$110,406	$124,571	$130,885	$147,958
Pounds (in thousands)	7,287	5,557	4,468	4,544	4,915	5,805	5,675	5,997
Average selling price per pound	$27.40	$27.54	$25.39	$23.48	$22.46	$21.46	$23.06	$24.67
Average nickel price per pound
London Metals Exchange(1)	$4.39	$4.40	$6.79	$7.93	$7.75	$10.19	$8.79	$10.26

(1)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended				Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net revenues (in thousands)
Aerospace	$49,721	$45,200	$34,959	$30,158	$28,375	$33,495	$36,739	$39,793
Chemical processing	30,883	26,025	26,944	25,803	20,828	18,333	27,461	21,062
Land-based gas turbines	32,145	28,648	22,087	14,821	14,966	20,028	18,412	20,802
Other markets	19,166	17,562	11,529	11,152	13,080	19,426	15,540	20,021

Total product revenue	131,915	117,435	95,519	81,934	77,249	91,282	98,152	101,678
Other revenue	2,389	2,978	2,806	3,657	3,759	3,337	3,119	2,968

Net revenues	$134,304	$120,413	$98,325	$85,591	$81,008	$94,619	$101,271	$104,646

Shipments by markets (in thousands of pounds)
Aerospace	1,653	1,648	1,387	1,261	1,221	1,435	1,581	1,739
Chemical processing	947	1,170	1,077	1,337	1,155	811	1,372	870
Land-based gas turbines	1,507	1,680	1,405	872	946	1,291	1,106	1,252
Other markets	691	871	511	467	605	867	665	906

Total shipments	4,798	5,369	4,380	3,937	3,927	4,404	4,724	4,767

Average selling price per pound
Aerospace	$30.08	$27.43	$25.20	$23.92	$23.24	$23.34	$23.24	$22.88
Chemical processing	32.61	22.24	25.02	19.30	18.03	22.61	20.02	24.21
Land-based gas turbines	21.33	17.05	15.72	17.00	15.82	15.51	16.65	16.62
Other markets	27.74	20.16	22.56	23.88	21.62	22.41	23.37	22.10
Total average selling price (product only; excluding other revenue)	27.49	21.87	21.81	20.81	19.67	20.73	20.78	21.33
Total average selling price (including other revenue)	27.99	22.43	22.45	21.74	20.63	21.48	21.44	21.95

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

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in high-performance wire products. The Company distributes its products primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe and Asia. All of these centers are company-operated.

Significant Events of Fiscal 2010

  Regular Quarterly Cash Dividend

        On November 23, 2009, the Company announced that the Board of Directors has initiated a regular quarterly cash dividend of $0.20 per outstanding share of the Company's common stock. The first dividend paid by the Company was on December 15, 2009 to stockholders of record at the close of business on December 3, 2009, the first business day of December. The December dividend cash pay-out was based on current shares outstanding and equaled approximately $2.4 million. Subsequently, there were cash dividend payments on March 15, 2010, June 15, 2010 and September 15, 2010. The total authorized cash dividends paid for fiscal 2010 was approximately $9.7 million.

  New Bargaining Unit Agreement

        On July 1, 2010, the Company announced that the membership of the United Steelworkers Local 2958 (USW) ratified an agreement covering approximately 485 employees at the Company's Kokomo, Indiana plant and the Lebanon, Indiana service center. The new three-year agreement included a lump sum payout of four thousand dollars for covered employees and wage increases of 0.0%, 2.0% and 2.0% in 2010, 2011 and 2012. This agreement succeeds an existing agreement that expired June 30, 2010. The one-time lump sum payment total of $2.1 million (including employer taxes) was paid in July 2010 and will be expensed on a straight-line basis over the three-year life of the contract as the payment allows for a lower wage increase over the term of the agreement.

  Improved Results

        Net income for fiscal 2010 is $8.9 million, a substantial improvement over the fiscal 2009 net loss of $52.3 million. The net loss in fiscal 2009 included a write-off of goodwill of $42.9 million. The Company's improved results from fiscal 2009 to fiscal 2010 were due to a combination of a modestly improving market environment, improved product mix, high cost raw material from inventory which impacted cost of goods sold in fiscal 2009 having no impact in fiscal 2010, and an improved cost structure (including staffing reductions during fiscal 2009 and operating efficiencies attributable to equipment upgrades).

  Capital Spending

        As announced at the beginning of fiscal 2010, the Company plans to spend, in total, approximately $85.0 million over fiscal years 2010 through 2014 on capital projects. This amount includes approximately $30.0 million on upgrades to its four-high Steckel rolling mill and supporting equipment, approximately $25.0 million on other equipment purchases and upgrades and approximately $20.0 million on routine capital maintenance projects. In addition, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2011 and 2012 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets at those operations. Management does not anticipate prolonged equipment outages as a result of upgrades for any of these projects. These projects are expected to improve quality, improve inventory turnover, reduce operating costs, improve delivery performance and decrease cycle time.

        Capital spending in fiscal 2010 was $12.2 million, compared to an original target of approximately $15.0 million, excluding any spending for service center restructuring. The difference of $2.8 million between the original forecast and the actual amount spent includes $2.2 million related to the timing of completion of a project for the Company's four-high Steckel rolling mill that was started in fiscal 2010, but which will be completed in the first quarter of fiscal 2011. The target for capital spending in fiscal 2011 is approximately $15.0 million, plus additional amounts for the restructuring of the Company's service centers. Management estimates that spending on the service center project will be approximately $10.0 million over the course of fiscal 2011 and 2012.

Dividends Declared

        On November 18, 2010, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company's common stock. The dividend is payable December 15, 2010 to stockholders of record at the close of business on December 1, 2010. The aggregate cash payout based on current shares outstanding will be approximately $2.4 million, or approximately $9.7 million on an annualized basis.

Outlook

  General

        Net revenues, volume and net income improved during each quarter of fiscal 2010 when compared to the immediately preceding quarter. Management expects this trend to continue into fiscal 2011 due to moderate improvement in demand in the Company's end markets and improving global economic conditions. Management expects that the Company's operating results will continue to be negatively impacted by reduced absorption of fixed manufacturing costs due to less than optimal production volumes, and by competition from stainless manufacturers who are trying to fill increased capacity, which may impose continued downward pressure on prices. These negative factors are expected to be somewhat offset by the benefit of the cost savings initiatives undertaken in fiscal 2009 and 2010 and increased efficiencies and equipment reliability resulting from the Company's capital improvement program.

        Although management expects continued improvement in forward performance for fiscal 2011 compared to fiscal 2010, net revenues, volume and net income in the first quarter of fiscal 2011 should approximate the levels achieved in the fourth quarter of fiscal 2010, due to the impact of fewer ship days, customer shutdowns and major maintenance projects to be undertaken by the Company in the first quarter. Management also expects that demand for the Company's products will continue to increase as market conditions improve, resulting in increased levels of net revenues, volume and net income in the second quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010.

  Working Capital

        Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased during fiscal 2010. Accounts receivable increased during fiscal 2010 due to increased sales and an almost three-day improvement in days sales outstanding. Inventory increased significantly during the fiscal year primarily due to staging of work-in-process inventory for initiation of the inventory pull process, staging of inventory as safety stock for customers in the event of a work stoppage associated with the collective bargaining agreement negotiation and increased sales volumes. The process of reducing inventory started in July 2010 and management expects that during fiscal 2011 inventory turns will improve quarter-over-quarter. Although inventory was reduced during the fourth quarter of fiscal 2010, the reduction was lower than management's original expectation. The initiation and operation of the pull inventory process is more complex than originally considered, in particular due to increased order entry. Progress is being made, but management expects that the benefits from the inventory pull process will not be seen in full until the end of fiscal 2011. As a result of these factors, the cash balance at September 30, 2010 was $64.0 million.

  Backlog

        As a result of increasing order entry, backlog dollars were approximately $148.0 million at September 30, 2010, an increase of approximately 13.1% from approximately $130.9 million at June 30, 2010. This increase is the result of a 7.0% increase in backlog average selling price and a 5.7% increase in backlog pounds. In addition, backlog in all four of the Company's primary markets was higher at September 30, 2010 than at September 30, 2009. Management expects backlog dollars and pounds to continue to increase through fiscal 2011.

  Competition and Pricing

        Although volumes and pricing continued to improve through the fourth quarter of fiscal 2010, the Company continued to experience intense price competition in the marketplace, particularly in mill direct project business. This competition continues to require the Company to aggressively price project business orders, which has unfavorably impacted the Company's gross profit margin and net income. However, it appears that the impact of the price competition lessened in the second half of fiscal 2010, which is reflected in the improved product pricing in the fourth quarter of fiscal 2010.

        Average selling price increased 8.4% between the first quarter and the fourth quarter of fiscal 2010. This increase reflects both a higher priced mix of alloys and forms and a modest improvement in demand in the Company's end markets. Current selling prices continue to be impacted by both the competitive environment and the volatility of raw material in the market place, which will continue to temper prices. If market conditions continue to improve, pricing competition in the high-performance alloy industry may begin to ease further in future quarters. The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and focusing on delivery-times and reliability.

  Quarter over Quarter Gross Profit Margin Trend

        Gross profit margin and gross profit margin percentage continued the trend of sequential improvement which began in the fourth quarter of fiscal 2009.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2009
	Quarter Ended
(dollars in thousands)	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Net Revenues	$134,304	$120,413	$98,325	$85,591
Gross Profit Margin	$18,750	$6,997	$(8,168)	$4,904
Gross Profit Margin %	13.9%	5.8%	(8.3)%	5.7%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2010
	Quarter Ended
(dollars in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net Revenues	$81,008	$94,619	$101,271	$104,645
Gross Profit Margin	$6,845	$10,190	$16,854	$19,942
Gross Profit Margin %	8.5%	10.8%	16.6%	19.1%

        The continued improvement in gross profit margin and gross profit margin percentage is due to a combination of rising volume, improved product mix, improved cost structure of the Company (discussed below) and a modestly improving market environment. Service center transactional business volumes and prices have improved, particularly in the aerospace market, due to significant destocking by the Company's customers in this market during the last two years.

        Since the fourth quarter of fiscal 2009, cost of goods sold per pound has improved as a result of (i) a significant reduction in the amount of higher cost raw material from inventory, which negatively impacted cost of goods sold in much of fiscal 2009; (ii) manufacturing staff reductions in the second and fourth quarters of fiscal 2009; (iii) operating efficiencies attributable to equipment upgrades, particularly in the sheet finishing operations; and (iv) continued implementation of lean manufacturing techniques.

Overview of Markets

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Year Ended September 30,
	2006		2007		2008		2009		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues
(dollars in millions)
Aerospace	$165.8	38.2%	$211.2	37.7%	$247.3	38.8%	$160.0	36.5%	$138.4	36.3%
Chemical processing	129.4	29.8	148.0	26.4	166.1	26.1	109.7	25.0	87.7	23.0
Land-based gas turbines	77.9	17.9	103.0	18.4	124.1	19.5	97.7	22.3	74.2	19.4
Other markets(1)	56.4	13.0	86.3	15.4	86.6	13.6	59.4	13.5	68.1	17.8

Total product	429.5	98.9	548.5	97.9	624.1	98.0	426.8	97.3	368.4	96.5
Other revenue(2)	4.9	1.1	11.3	2.1	12.9	2.0	11.8	2.7	13.1	3.5

Net revenues	$434.4	100.0%	$559.8	100.0%	$637.0	100.0%	$438.6	100.0%	$381.5	100.0%

U.S.	$265.1	61.0%	$343.9	61.4%	$344.1	54.0%	$258.9	59.0%	$231.6	60.7%
Foreign	$169.3	39.0%	$215.9	38.6%	$292.9	46.0%	$179.7	41.0%	$149.9	39.3%
Shipments by Market (millions of pounds)
Aerospace	7.1	32.9%	7.7	33.9%	8.9	38.2%	5.9	32.2%	6.0	33.7%
Chemical processing	5.0	23.1	5.1	22.5	5.4	23.2	4.5	24.5	4.2	23.6
Land-based gas turbines	4.8	22.2	5.1	22.5	6.0	25.8	5.5	29.6	4.6	25.8
Other markets(1)	4.7	21.8	4.8	21.1	3.0	12.8	2.5	13.7	3.0	16.9

Total Shipments	21.6	100.0%	22.7	100.0%	23.3	100.0%	18.5	100.0%	17.8	100.0%

Average Selling Price Per Pound
Aerospace	$23.28		$27.57		$27.94		$26.90		$23.16
Chemical processing	25.97		28.89		30.83		24.20		20.84
Land-based gas turbines	16.27		20.22		20.82		17.88		16.15
Other markets(1)	11.87		17.84		28.17		23.39		22.37
Total product(3)	19.84		24.15		26.81		23.09		20.67
Total average selling price	20.07		24.65		27.37		23.73		21.41

(1)
During fiscal 2006, 2007, 2008, 2009 and 2010, the "Other Markets" category includes $15.1 million, $7.3 million, $2.6 million, $1.1 million and $1.7 million in revenue, respectively, and 3.2 million pounds, 2.2 million pounds, 0.5 million pounds, 0.1 million pounds and 0.1 million pounds, respectively, of stainless steel wire as a result of the Branford Acquisition in November 2004.

(2)
Other revenue consists of toll conversion, royalty income, scrap sales and in fiscal 2007, 2008, 2009 and 2010 revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements).

(3)
Total product price per pound excludes "Other Revenue".

        Aerospace sales increased throughout fiscal 2010. The increased sales appear to be largely due to the end of a destocking process that occurred in this market in fiscal 2008 and 2009. Based on the Company's current backlog and rate of order entry, management anticipates that aerospace sales will continue to improve in fiscal 2011. This belief is further supported by sizable backlogs at Boeing and Airbus, including 2012 production schedules which will drive sales starting in mid-2011, and a strong showing for new plane orders at the Farnborough Airshow. Management anticipates that the maintenance, repair and overhaul business will continue at a steady pace due to required maintenance schedules for engines currently in use.

        Sales to the chemical processing industry decreased year-over-year, primarily as a result of the economic slowdown which impacted volume and price. Pounds shipped to the chemical processing market in fiscal 2010 fluctuated quarter-to-quarter as a result of sporadic project business. Management believes the reduced sales in fiscal 2010 compared to prior periods reflect the historical trend of decreases in the Company's chemical processing market sales when there are global economic concerns. However, based on our order entry and backlog balance, it is anticipated that sales to the chemical processing industry will improve in fiscal 2011 compared to fiscal 2010. The improved level of activity is further supported by an increase in forecasted global spending in the chemical processing sector.

        Sales to the land-based gas turbine market in fiscal 2010 decreased by approximately 24% from the previous year. Based on the Company's backlog and order entry rate, it is anticipated that volumes for fiscal 2011 will improve from fiscal 2010, although the amount of the improvement is uncertain. Subject to global economic conditions, management believes that long-term demand after calendar 2011 in this market will show improvement due to higher activity in power generation, oil and gas production, and alternative power systems. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, flexibility in use of alternative fuels and fewer SO2 emissions than the traditional fossil fuel-fired facilities.

        Sales into the "Other" market category increased year-over-year by 15% driven by a volume increase of 20%. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life, and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "Advanced Materials" which supports the increased use of high-performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of flue-gas desulphurization, automotive, oil and gas and heat treating, the Company expects increased levels of activity in non-traditional markets such as solar, nuclear and silicon feed-stock production applications. Based on our backlog balance and order entry activity, it is anticipated that the Company will experience a level of revenue activity for this category in excess of fiscal 2010.

Results of Operations

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

($ in thousands)

	Year Ended September 30,				Change
	2009		2010		Amount	%
Net revenues	$438,633	100.0%	$381,543	100.0%	$(57,090)	(13.0)%
Cost of sales	416,150	94.9%	327,712	85.9%	(88,438)	(21.3)%

Gross profit	22,483	5.1%	53,831	14.1%	31,348	139.4%
Selling, general and administrative expense	36,207	8.3%	35,470	9.3%	(737)	(2.0)%
Research and technical expense	3,120	0.7%	2,828	0.7%	(292)	(9.4)%
Impairment of Goodwill	43,737	10.0%	—	—	(43,737)	(100.0)%

Operating income (loss)	(60,581)	(13.8)%	15,533	4.1%	76,114	125.6%
Interest income	(138)	0.0%	(209)	0.0%	(71)	(51.4)%
Interest expense	647	0.1%	150	0.0%	(497)	(76.8)%

Income (loss) before income taxes	(61,090)	(13.9)%	15,592	4.1%	76,682	125.5%
Provision for (benefit from) income taxes	(8,768)	(2.0)%	6,717	1.8%	15,485	176.6%

Net income (loss)	$(52,322)	(11.9)%	$8,875	2.3%	$61,197	117.0%

        The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

By market

	Year Ended September 30,		Change
	2009	2010	Amount	%
Net revenues (dollars in thousands)
Aerospace	$160,038	$138,402	$(21,636)	(13.3)%
Chemical processing	109,655	87,684	(21,971)	(20.0)%
Land-based gas turbines	97,701	74,208	(23,493)	(24.0)%
Other markets	59,409	68,067	8,658	14.6%

Total product revenue	426,803	368,361	(58,442)	(13.7)%
Other revenue	11,830	13,182	1,352	11.4%

Net revenues	$438,633	$381,543	$(57,090)	(13.0)%

Pounds by markets (in thousands)
Aerospace	5,949	5,976	27	0.5%
Chemical processing	4,531	4,208	(323)	(7.1)%
Land-based gas turbines	5,464	4,595	(869)	(15.9)%
Other markets	2,540	3,043	503	19.8%

Total shipments	18,484	17,822	(662)	(3.6)%

Average selling price per pound
Aerospace	$26.90	$23.16	$(3.74)	(13.9)%
Chemical processing	24.20	20.84	(3.36)	(13.9)%
Land-based gas turbines	17.88	16.15	(1.73)	(9.7)%
Other markets	23.39	22.37	(1.02)	(4.4)%
Total product (excluding other revenue)	23.09	20.67	(2.42)	(10.5)%
Total average selling price (including other revenue)	$23.73	$21.41	$(2.32)	(9.8)%

        Net Revenues.    Net revenues were $381.5 million in fiscal 2010, a decrease of 13.0% from $438.6 million in fiscal 2009. Volume was 17.8 million pounds in fiscal 2010, a decrease of 3.6% from 18.5 million pounds in fiscal 2009. The aggregate average selling price was $21.41 per pound in fiscal 2010, a decrease of 9.8% from $23.73 per pound in fiscal 2009. Increased competition and weakness in customer demand in the first half of fiscal 2010 unfavorably impacted both average selling price and volume in fiscal 2010 in all primary markets. The Company's consolidated backlog was $148.0 million at September 30, 2010, an increase of 38.7% from $106.7 million at September 30, 2009. The increase in backlog reflects the combination of a 32.0% increase in pounds and a 5.1% increase in average selling price resulting primarily from the improving economic conditions and, to a lesser degree, rising raw material costs.

        Sales to the aerospace market were $138.4 million in fiscal 2010, a decrease of 13.5% from $160.0 million in fiscal 2009, due to a 13.9% decrease in the average selling price per pound partially offset by a 0.5% increase in volume. Pricing decreased due to reduced market demand in fiscal 2010 as reflected in the reduction in air traffic and destocking of the aero engine supply chain starting in fiscal 2009 and continuing through the early part of fiscal 2010. Volumes remained flat in fiscal 2010 from 2009, however, the activity in the aerospace market improved in the last half of fiscal 2010 over the first half of fiscal 2010.

        Sales to the chemical processing market were $87.7 million in fiscal 2010, a decrease of 20.0% from $109.7 million in fiscal 2009, due to a 13.9% decrease in the average selling price per pound combined with a 7.1% decrease in volume. Volume in this market is project-oriented in nature and the decline in fiscal 2010 was primarily due to the impact of the global economic recession on construction and maintenance activity in the market. Average selling price per pound decreased due to continued price competition.

        Sales to the land-based gas turbine market were $74.2 million in fiscal 2010, a decrease of 24.0% from $97.7 million in fiscal 2009, due to a decrease of 9.7% in the average selling price per pound combined with a 15.9% decrease in volume. The decrease in both volume and average selling price is due to reduced manufacturing activity by original equipment manufacturers and increased price competition.

        Sales to other markets were $68.1 million in fiscal 2010, an increase of 14.6% from $59.4 million in fiscal 2009, due to a 19.8% increase in volume and a 4.4% decrease in average selling price per pound. The increase in volume reflects the continued effort to sell into new applications, especially solar and nuclear fuel applications. The decline in average selling price reflects the competitive economic environment.

        Other Revenue.    Other revenue was $13.2 million in fiscal 2010, an increase of 11.4% from $11.8 million in fiscal 2009. The increase is due primarily to a reduction in customer returns.

        Cost of Sales.    Cost of sales was $327.7 million, or 85.9% of net revenues, in fiscal 2010 compared to $416.2 million, or 94.9% of net revenues, in fiscal 2009. Cost of sales in fiscal 2010 decreased by $88.4 million, or 21.3%, as compared to fiscal 2009 due to lower sales volume, lower raw material costs, workforce reductions and other reduced manufacturing expenses. This decrease was partially offset by reduced absorption of fixed manufacturing costs caused by lower production of sheet product.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $35.5 million in fiscal 2010, a decrease of $0.7 million, or 2.0%, from $36.2 million in fiscal 2009 due to lower business activity causing sales expenses to decline and workforce reductions in the second and fourth quarters of fiscal 2009. Selling, general and administrative expense as a percentage of net revenues increased to 9.3% for fiscal 2010 compared to 8.3% for fiscal 2009 due primarily to reduced revenues.

        Research and Technical Expense.    Research and technical expense was $2.8 million in fiscal 2010, or 0.7% of revenue, a decrease of $0.3 million from $3.1 million, or 0.7% of net revenues, in fiscal 2009 due to the reduction in workforce during the second and fourth quarters of fiscal 2009.

        Impairment of Goodwill.    An impairment charge of $43.7 million was recorded in the second quarter of fiscal 2009 due to weakening of the U.S. economy and the global credit crisis resulting in a reduction of the Company's market capitalization below its total shareholders' equity value for a sustained period of time. Please see Note 2 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K for additional information.

        Operating Income (Loss).    As a result of the above factors, operating income in fiscal 2010 was $15.5 million compared to an operating loss of $(60.6) million in fiscal 2009.

        Interest Expense.    Interest expense was $0.2 million in fiscal 2010, a decrease of $0.4 million from $0.6 million in fiscal 2009. The decrease is attributable to a lower average debt balance during fiscal 2010 (zero revolver at September 30, 2010). Interest expense includes the amortization of debt issuance costs associated with the Company's credit facility which was renewed in fiscal 2009.

        Income Taxes.    Income tax was an expense of $6.7 million in fiscal 2010, an increase of $15.5 million from a benefit of $(8.8) million in fiscal 2009, due to the company generating pretax income rather than pretax loss. The effective tax rate for fiscal 2010 was 43.1%, compared to 14.4% in fiscal 2009. The change in the effective tax rate is primarily attributable to the non-deductible goodwill impairment charge, which lowered the effective tax rate in fiscal 2009, combined with a change in the state apportionment factor, which lowered the blended state tax rate in fiscal 2010 resulting in an unfavorable reduction of our deferred tax asset.

        Net Income (Loss).    As a result of the above factors, net income in fiscal 2010 was $8.9 million, an increase of $61.2 million from a net loss of $(52.3) million in fiscal 2009.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

($ in thousands)

	Year Ended September 30,				Change
	2008		2009		Amount	%
Net revenues	$637,006	100.0%	$438,633	100.0%	$(198,373)	(31.1)%
Cost of sales	492,349	77.3%	416,150	94.9%	(76,199)	(15.5)%

Gross profit	144,657	22.7%	22,483	5.1%	(122,174)	(84.4)%
Selling, general and administrative expense	42,277	6.6%	36,207	8.3%	(6,070)	(14.4)%
Research and technical expense	3,441	0.5%	3,120	0.7%	(321)	(9.3)%
Impairment of Goodwill	—	—	43,737	10.0%	43,737	NA

Operating income	98,939	15.5%	(60,581)	(13.8)%	(159,520)	(161.2)%
Interest income	(188)	0.0%	(138)	0.0%	(50)	(26.6)%
Interest expense	1,213	0.2%	647	0.1%	(566)	(46.7)%

Income (loss) before income taxes	97,914	15.4%	(61,090)	(13.9)%	(159,004)	(162.4)%
Provision for (benefit from) income taxes	35,136	5.5%	(8,768)	(2.0)%	(43,904)	(125.0)%

Net income (loss)	$62,778	9.9%	$(52,322)	(11.9)%	$(115,100)	(183.3)%

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

By market

	Year Ended September 30,		Change
	2008	2009	Amount	%
Net revenues (dollars in thousands)
Aerospace	$247,272	$160,038	$(87,234)	(35.3)%
Chemical processing	166,092	109,655	(56,437)	(34.0)%
Land-based gas turbines	124,117	97,701	(26,416)	(21.3)%
Other markets	86,592	59,409	(27,183)	(31.4)%

Total product revenue	624,073	426,803	(197,270)	(31.6)%
Other revenue	12,933	11,830	(1,103)	(8.5)%

Net revenues	$637,006	$438,633	$(198,373)	(31.1)%

Pounds by markets (in thousands)
Aerospace	8,851	5,949	(2,902)	(32.8)%
Chemical processing	5,388	4,531	(857)	(15.9)%
Land-based gas turbines	5,962	5,464	(498)	(8.4)%
Other markets	3,074	2,540	(534)	(17.4)%

Total shipments	23,275	18,484	(4,791)	(20.6)%

Average selling price per pound
Aerospace	$27.94	$26.90	$(1.04)	(3.7)%
Chemical processing	30.83	24.20	(6.63)	(21.5)%
Land-based gas turbines	20.82	17.88	(2.94)	(14.1)%
Other markets	28.17	23.39	(4.78)	(17.0)%
Total product (excluding other revenue)	26.81	23.09	(3.72)	(13.9)%
Total average selling price (including other revenue)	$27.37	$23.73	$(3.64)	(13.3)%

        Net Revenues.    Net revenues were $438.6 million in fiscal 2009, a decrease of 31.1% from $637.0 million in fiscal 2008. Volume was 18.5 million pounds in fiscal 2009, a decrease of 20.6% from 23.3 million pounds in fiscal 2008. The aggregate average selling price was $23.73 per pound in fiscal 2009, a decrease of 13.3% from $27.37 per pound in fiscal 2008. The increased competition and the global economic recession unfavorably impacted both average selling price and volume in fiscal 2009 in all markets. Commodity prices also declined due to the weak economic environment, which has contributed to the reduction in average selling prices. The Company's consolidated backlog was $106.7 million at September 30, 2009, a decrease of 53.4% from $229.2 million at September 30, 2008. This reduction reflects the combination of a 40.0% decrease in pounds and a 22.4% decrease in average selling price resulting from the economic recession, the competitive environment and lower raw material cost.

        Sales to the aerospace market were $160.0 million in fiscal 2009, a decrease of 35.3% from $247.3 million in fiscal 2008, due to a 3.7% decrease in the average selling price per pound combined with a 32.8% decrease in volume. The volume decreased due to slowing market demand as reflected in the reduction in air traffic and the build rate for new aircraft and was exacerbated by disruption to the aerospace supply chain from the fall 2008 work stoppage at Boeing.

        Sales to the chemical processing market were $109.7 million in fiscal 2009, a decrease of 34.0% from $166.1 million in fiscal 2008, due to a 21.5% decrease in the average selling price per pound combined with a 15.9% decrease in volume. Volume in this market is project-oriented in nature and the decline in fiscal 2009 was primarily due to the impact of the global economic recession on construction and maintenance activity in the market, as well as an increasingly competitive environment.

        Sales to the land-based gas turbine market were $97.7 million in fiscal 2009, a decrease of 21.3% from $124.1 million for fiscal 2008, due to a decrease of 14.1% in the average selling price per pound combined with an 8.4% decrease in volume. The decrease in both volume and average selling price is due to the effect of the economic recession and increased competition.

        Sales to other markets were $59.4 million in fiscal 2009, a decrease of 31.4% from $86.6 million in fiscal 2008, due to a 17.0% decrease in average selling price per pound combined with a 17.4% decrease in volume. The decline in volume and average selling price reflects the economic slowdown and the continuing increase in market competition in many of these markets.

        Other Revenue.    Other revenue was $11.8 million in fiscal 2009, a decrease of 8.5% from $12.9 million in fiscal 2008. The decrease is due primarily to lower scrap and miscellaneous sales.

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

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $36.2 million in fiscal 2009, a decrease of $6.1 million from $42.3 million in fiscal 2008 due primarily to: (i) lower business activity causing commissions and sales expenses to decline, and (ii) significant workforce reductions in the second and fourth quarters of fiscal 2009. Selling, general and administrative expenses as a percentage of net revenues increased to 8.3% for fiscal 2009 compared to 6.6% for fiscal 2008 due primarily to reduced revenues.

        Research and Technical Expense.    Research and technical expense was $3.1 million in fiscal 2009, or 0.7% of revenue, a decrease of $0.3 million from $3.4 million, or 0.5% of net revenues, in fiscal 2008 due to the reduction in workforce during the second and fourth quarters of fiscal 2009.

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

Liquidity and Capital Resources

  Comparative Cash Flow Analysis

        During fiscal 2010, the Company's primary sources of cash were cash on hand and cash from operations, as detailed below. At September 30, 2010, the Company had cash and cash equivalents of approximately $64.0 million compared to cash and cash equivalents of approximately $105.1 million at September 30, 2009.

        Net cash used in operating activities was $19.0 million in fiscal 2010, as compared to cash provided by operating activities of $120.0 million in fiscal 2009. At September 30, 2010, inventory balances (net of foreign currency adjustments) were approximately $49.5 million higher than at September 30, 2009. This increase in inventory was a result of higher sales in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009, initiation of pull inventory and higher raw material costs. Cash used from an increase of accounts receivable was $15.8 million in fiscal 2010, as compared to cash generated of $50.9 million for fiscal 2009, as a result of higher fourth quarter sales. Pension and postretirement benefits was a use of cash of $8.4 million in fiscal 2010. The above factors were partially offset by cash generated from income taxes due to refunds of prior year taxes paid and cash generated from accounts payable due to higher purchases of raw materials. Net cash used in investing activities was $12.2 million in fiscal 2010, as a result of capital expenditure spending. Net cash used from financing activities was $9.9 million primarily due to the payment of $9.7 million in dividends to shareholders. As a result of the above, the cash balance decreased to $64.0 million at September 30, 2010.

        Net cash provided by operating activities was $120.0 million in fiscal 2009, as compared to cash provided by operating activities of $41.3 million in fiscal 2008. The strong cash generation was the result of improved working capital management with the focus on reducing inventory and collecting accounts receivable. At September 30, 2009, inventory balances (net of foreign currency adjustments) were approximately $121.0 million lower than at September 30, 2008. This reduction in inventory was a result of lower sales, lower raw material costs and a focus on shortened production lead-times made possible by our recent equipment upgrades and more effective stocking strategies at service centers. Cash generated from a reduction of accounts receivable was $50.9 million in fiscal 2009, as compared to $5.1 million for fiscal 2008, as a result of lower sales and focusing on improving days sales outstanding. A use of cash of $13.9 million was related to pension and postretirement benefits in fiscal 2009. Net cash used in investing activities was $9.2 million in fiscal 2009, as a result of the lower level of capital expenditure spending. As a result of the above, borrowings on the revolving credit facility decreased by $11.8 million to a zero balance on the revolver and the cash balance increased to $105.1 million at September 30, 2009.

  Future Sources of Liquidity

        The Company's sources of cash for fiscal 2011 are expected to consist primarily of cash generated from operations, cash on hand, and, if needed, borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2010, the Company had cash of approximately $64.0 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund working capital requirements, planned capital expenditures, payments to our pension plan and dividends over the next twelve months.

  U.S. Revolving Credit Facility

        The Company and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate", plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2010, the U.S. revolving credit facility had an outstanding balance of zero. During the twelve month period ended September 30, 2010, it bore interest at a weighted average interest rate of 5.00%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of September 30, 2010, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET. The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's foreign subsidiaries.

  Future Uses of Liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  Funding operations;

  •
  Capital spending (detailed below);

  •
  Pension plan funding; and

  •
  Dividends to stockholders.

At the beginning of fiscal 2010, the Company announced plans to spend, in total, approximately $85.0 million over fiscal years 2010 through 2014 on new strategic initiatives, routine capital maintenance projects and restructuring service centers. This amount includes approximately $30.0 million on upgrades to its four-high Steckel rolling mill and supporting equipment, approximately $25.0 million on other equipment purchases and upgrades and approximately $20.0 million on routine capital maintenance projects. In addition, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2011 and 2012 to restructure, consolidate and enhance capabilities at its service center operations to improve the return on assets at those operations. Management does not anticipate prolonged equipment outages as a result of upgrades for any of these projects. These projects are expected to improve quality, reduce operating costs, improve delivery performance and decrease cycle time.

        Capital spending in fiscal 2010 was $12.2 million, compared to an original target of approximately $15.0 million, excluding any amounts for service center restructuring. The difference of $2.8 million between the original forecast and the actual spending includes $2.2 million related to the timing of completion of a project for the Company's four-high steckel rolling mill that was started in fiscal 2010, but which will be completed in the first quarter of fiscal 2011. The target for capital spending in fiscal 2011 is $15.0 million, plus additional amounts for the restructuring of the Company's service centers. Management estimates that spending on the service center project will be approximately $10.0 million over the course of fiscal 2011 and 2012.

  Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2010:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt obligations (including interest and fees)(2)	$510	$510	$—	$—	$—
Operating lease obligations	11,406	2,919	3,280	2,237	2,970
Capital lease obligations	305	33	66	66	140
Raw material contracts	36,929	36,929	—	—	—
Mill supplies contracts	122	122	—	—	—
Capital projects	4,523	4,523	—	—	—
Leveltek monthly minimum commitment	4,700	600	1,200	1,200	1,700
Pension plan(3)	63,463	13,663	28,920	20,880	—
Non-qualified pension plans	906	95	190	190	431
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	1,324	—	—	—	1,324
Non-compete obligations(5)	110	110	—	—	—

Total	$174,298	$64,504	$43,656	$34,573	$31,565

(1)
Taxes are not included in the table. As of September 30, 2010, the non-current income taxes payable were $308. It is not possible to determine in which period the tax liability might be paid out.

(2)
As of September 30, 2010, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(3)
The Company has a funding obligation to contribute $62,520 to the domestic pension plan and expects its U.K. subsidiary to contribute $943 in fiscal 2010 to the U.K. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

(4)
Represents expected postretirement benefits only based upon anticipated timing of payments.

(5)
Pursuant to an escrow agreement, as of April 11, 2005, the Company established an escrow account to satisfy its obligation to make payments under a non-compete agreement entered into as part of the Branford Acquisition. This amount is reported as restricted cash.

Inflation

        While neither inflation nor deflation has had, nor do we expect them to have, a material impact on our operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product. Raw material comprises the most significant portion of the product costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company's products, all have experienced significant fluctuations in price. In the future the Company may not be able to successfully offset rapid increases in the price of nickel or other raw materials. In the event that raw material price increases occur that the Company is unable to pass on to its customers, its cash flows or results of operations would be materially adversely affected.

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

        The Company believes the expected rate of return on plan assets of 8.5% is a reasonable assumption on a long-term perspective based on its asset allocation of 58% equity, 41% fixed income and 1% other. The Company's assumption for expected rate of return for plan assets as of September 30, 2010 for equity, fixed income, and real estate/other are 10.25%, 5.5% and 8.5%, respectively. This position is supported through a review of investment criteria and consideration of historical returns over a several year period.

        In the short-term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $331,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. Gains and losses are generally amortized over a 7-year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $180,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

        Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in the plan.

  Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviewed goodwill for impairment annually or more frequently if events or circumstances indicated that the carrying amount of goodwill may be impaired. During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company's market capitalization below its total shareholder's equity value for a sustained period of time, which is an indication that goodwill may be impaired. As a result, the Company performed an interim stepone goodwill impairment analysis as of February 28, 2009 which indicated impairment.

        As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009. Accordingly, no goodwill impairment analysis was required for the year ending September 30, 2010.The Company reviews trademarks for impairment annually or more often if necessary and concluded no impairment adjustment was necessary.

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

  Stock Option Plans

        The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company's common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In January 2007, the Company's Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company's common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

  Income Taxes

        The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

        On October 1, 2007, the Company adopted guidance prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. It also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

Recently Issued Accounting Pronouncements

        See Note 2.—Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of nickel, which is a commodity.

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's revolver availability is at a variable rate at September 30, 2009 and 2010. The Company's outstanding variable rate debt was zero at September 30, 2009 and 2010. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

        On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company's unrealized hedging loss was $83,000 at September 30, 2009. On a hypothetical basis, a $1.00 per MMBTU decrease in the market price of natural gas is estimated to have an unfavorable impact of $300,000 of unrealized hedging loss for the period ended September 30, 2009 as a result of the commodity swap-cash settlement agreement. The Company is not currently party to any commodity swap-cash settlement agreements.

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. as of September 30, 2010 and 2009 and for the years ended September 30, 2010, September 30, 2009 and September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010. We also have audited the Company's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International Inc. and subsidiaries as of September 30, 2010 and

2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 18, 2010

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2009	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$105,095	$63,968
Restricted cash—current portion	110	110
Accounts receivable, less allowance for doubtful accounts of $1,310 and $1,116 respectively	47,473	62,851
Inventories	182,771	231,783
Income taxes receivable	24,348	698
Deferred income taxes	9,035	10,554
Other current assets	645	1,666

Total current assets	369,477	371,630
Property, plant and equipment, net	105,820	107,043
Deferred income taxes—long term portion	58,843	62,446
Prepayments and deferred charges	2,670	3,753
Restricted cash—long term portion	110	—
Other intangible assets, net	7,230	6,671

Total assets	$544,150	$551,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,249	$34,284
Accrued expenses	10,312	15,780
Revolving credit facility	—	—
Accrued pension and postretirement benefits	20,215	18,758
Deferred revenue—current portion	2,500	2,500
Current maturities of long-term obligations	110	109

Total current liabilities	62,386	71,431
Long-term obligations (less current portion)	1,482	1,324
Deferred revenue (less current portion)	40,329	37,829
Non-current income taxes payable	292	308
Accrued pension and postretirement benefits	160,862	174,802

Total liabilities	265,351	285,694
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,101,829 and 12,144,079 shares issued and outstanding at September 30, 2009 and September 30, 2010, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	227,734	229,197
Accumulated earnings	103,509	102,677
Accumulated other comprehensive loss	(52,456)	(66,037)

Total stockholders' equity	278,799	265,849

Total liabilities and stockholders' equity	$544,150	$551,543

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2008	Year Ended September 30, 2009	Year Ended September 30, 2010
Net revenues	$637,006	$438,633	$381,543
Cost of sales	492,349	416,150	327,712

Gross profit	144,657	22,483	53,831
Selling, general and administrative expense	42,277	36,207	35,470
Research and technical expense	3,441	3,120	2,828
Impairment of goodwill	—	43,737	—

Operating income (loss)	98,939	(60,581)	15,533
Interest income	(188)	(138)	(209)
Interest expense	1,213	647	150

Income (loss) before income taxes	97,914	(61,090)	15,592
Provision for (benefit from) income taxes	35,136	(8,768)	6,717

Net income (loss)	$62,778	$(52,322)	$8,875

Net income (loss) per share:
Basic	$5.27	$(4.36)	$0.74
Diluted	$5.22	$(4.36)	$0.73
Weighted average shares outstanding:
Basic	11,903,289	12,004,498	12,049,779
Diluted	12,026,440	12,004,498	12,159,529

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2008	Year Ended September 30, 2009	Year Ended September 30, 2010
Net income (loss)	$62,778	$(52,322)	$8,875
Other comprehensive loss, net of tax:
Pension curtailment	2,701	282	—
Pension and postretirement	(5,429)	(49,637)	(13,042)
Foreign currency translation adjustment	(3,374)	(980)	(539)

Other comprehensive loss	(6,102)	(50,335)	(13,581)

Comprehensive income (loss)	$56,676	$(102,657)	$(4,706)

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings		Total Stockholders' Equity
	Shares	Par
Balance October 1, 2007	11,807,237	$12	$218,504	$93,880	$3,981	$316,377
Net income				62,778		62,778
Other comprehensive loss					(6,102)	(6,102)
Adoption of guidance on uncertain tax positions				(827)		(827)
Exercise of stock options	177,386		5,667			5,667
Stock compensation			1,650			1,650

Balance September 30, 2008	11,984,623	12	225,821	155,831	(2,121)	379,543
Net loss				(52,322)		(52,322)
Other comprehensive loss					(50,335)	(50,335)
Exercise of stock options	65,156		955			955
Tax impact of forfeited vested options			(351)			(351)
Issue restricted stock (less forfeitures)	52,050
Stock compensation			1,309			1,309

Balance September 30, 2009	12,101,829	12	227,734	103,509	(52,456)	278,799
Net income				8,875		8,875
Dividends paid				(9,707)		(9,707)
Other comprehensive loss					(13,581)	(13,581)
Tax impact of forfeited vested options			(74)			(74)
Issue restricted stock (less forfeitures)	42,250
Stock compensation			1,537			1,537

Balance September 30, 2010	12,144,079	$12	$229,197	$102,677	$(66,037)	$265,849

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2008	Year Ended September 30, 2009	Year Ended September 30, 2010
Cash flows from operating activities:
Net income (loss)	$62,778	$(52,322)	$8,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,934	10,450	11,316
Amortization	1,119	993	559
Impairment of goodwill	—	43,737	—
Stock compensation expense	1,650	1,309	1,537
Excess tax benefit from option exercises	(3,187)	21	—
Deferred revenue	(2,499)	(2,501)	(2,500)
Deferred income taxes	(7,511)	3,887	2,661
Pension curtailment gain	(3,659)	—	—
Loss on disposition of property	321	169	232
Change in assets and liabilities:
Accounts receivable	5,121	50,901	(15,786)
Inventories	(21,569)	120,980	(49,483)
Other assets	28	2,035	(2,130)
Accounts payable and accrued expenses	(4,021)	(14,234)	10,481
Income taxes	12,604	(31,553)	23,653
Accrued pension and postretirement benefits	(8,826)	(13,890)	(8,434)

Net cash provided by (used in) operating activities	41,283	119,982	(19,019)

Cash flows from investing activities:
Additions to property, plant and equipment	(18,685)	(9,303)	(12,340)
Asian distribution expansion and acquisition	(3,000)	—	—
Change in restricted cash	110	110	110

Net cash used in investing activities	(21,575)	(9,193)	(12,230)

Cash flows from financing activities:
Dividends paid	—	—	(9,707)
Net decrease in revolving credit facility	(23,737)	(11,812)	—
Proceeds from exercise of stock options	2,480	976	—
Excess tax benefit from option exercises	3,187	(21)	—
Payment for debt issuance cost	—	(316)	—
Changes in long-term obligations	(135)	(1,505)	(159)

Net cash used in financing activities	(18,205)	(12,678)	(9,866)

Effect of exchange rates on cash	(162)	(74)	(12)

Increase (decrease) in cash and cash equivalents:	1,341	98,037	(41,127)
Cash and cash equivalents:
Beginning of period	5,717	7,058	105,095

End of period	$7,058	$105,095	$63,968

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$1,115	$566	$40

Income taxes paid (refunded), net	$32,410	$20,869	$(19,460)

Capital expenditures incurred but not yet paid	$864	$606	$916

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

Note 2    Summary of Significant Accounting Policies

A.    Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Paris, France; Openshaw, England; Lenzburg, Switzerland; Shanghi, China; and sales offices in Singapore; Milan, Italy; and Chennai, India.

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

F.     Intangible Assets and Goodwill

        Goodwill was created primarily as a result of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code and fresh start accounting. Goodwill was not amortized and the value of goodwill was reviewed at least annually for impairment. If the carrying value of goodwill exceeded its fair value, impairment of goodwill could exist resulting in a charge to earnings to the extent of goodwill impairment. The Company estimated fair value using a combination of a market value approach using quoted market prices and an income approach using discounted cash flow projections.

        During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company's market capitalization below its total shareholder's equity value for a sustained period of time, which is an indication that goodwill may be impaired. As a result, the Company performed goodwill impairment analysis as of February 28, 2009 which indicated impairment.

        As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009, which was primarily non-deductible for tax purposes.

        The following table reflects the change to the carrying amount of goodwill for the year ended September 30, 2009 and 2010:

Goodwill balance at September 30, 2008	$43,737
Impairment charge	(43,737)

Goodwill balance at September 30, 2009 and 2010	$0

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $1,119, $993 and $559 for the years ended September 30, 2008, 2009 and 2010, respectively.

        The Company reviews trademarks for impairment at least annually as of August 31 (the annual impairment testing date). No impairment was recognized in the year ended September 30, 2009 or 2010 because the fair value exceeded the carrying values.

        The following represents a summary of intangible assets at September 30, 2009 and 2010:

September 30, 2009	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,040)	$2,627
Trademarks	3,800	—	3,800
Non-compete	1,340	(758)	582
Other	316	(95)	221

	$14,123	$(6,893)	$7,230

September 30, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,333)	$2,334
Trademarks	3,800	—	3,800
Non-compete	1,090	(664)	426
Other	316	(205)	111

	$13,873	$(7,202)	$6,671

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2011	$545
2012	359
2013	350
2014	350
2015	328

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

        The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. The amount of interest capitalized was $642, $21 and $0 for the years ended September 30, 2008, 2009 and 2010, respectively. The decrease relates to the Company having a zero balance on the revolver.

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized in the year ended September 30, 2009 as a result of the evaluation performed, because the fair value exceeded the carrying values. There was no triggering event during the year ended September 30, 2010.

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

I.     Pension and Postretirement Benefits

        The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in the plan. During fiscal 2009, the Company reduced its worldwide workforce by 18%.

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

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2008, 2009 and 2010, were $3,441, $3,120, and $2,828, respectively.

L.    Income Taxes

        The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company assesses prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

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

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goals are not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

Stock Option Plans

        The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company's common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In January 2007, the Company's Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company's common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statement is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate, and expected lives of the options.

N.    Financial Instruments and Concentrations of Risk

        The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2009 and 2010, the Company had no foreign currency exchange contracts outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2010, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.

        During 2010, 2009 and 2008 the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

P.     Earnings (Loss) Per Share

        The Company accounts for earnings (loss) per share with two presentations—"basic" and "diluted." Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings (loss) per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued less any treasury stock purchased. The treasury stock method is used, which assumes that the Company will use the proceeds from the exercise of the options to purchase shares of stock for treasury.

        Basic and diluted net income (loss) per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2008	2009	2010
Numerator:
Net income (loss)	$62,778	$(52,322)	$8,875
Denominator:
Weighted average shares outstanding—Basic	11,903,289	12,004,498	12,049,779
Effect of dilutive stock options	123,151	50,302	57,750
Effect of restricted stock shares with no performance goal	—	—	52,000
Adjustment for net loss	—	(50,302)	—

Weighted average shares outstanding—Diluted	12,026,440	12,004,498	12,159,529

Basic net income (loss) per share	$5.27	$(4.36)	$0.74
Diluted net income (loss) per share	$5.22	$(4.36)	$0.73
Number of stock option shares excluded as their effect would be anti-dilutive	224,000	288,777	216,224
Number of restricted stock shares excluded as their performance goal is not yet met	—	31,050	42,300
Number of restricted stock shares excluded because of the net loss	—	21,000	—

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

Q.    Recently Issued Accounting Pronouncements

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

        In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3") which is primarily codified into Topic 250 (Intangibles—Goodwill and Other) in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP was effective for the Company on October 1, 2009 and it had no impact on the Company's consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP 132(R)-1") which was primarily codified into Topic 715 (Compensation Retirement Benefits) in the ASC. The guidance requires disclosures of the objectives of postretirement benefit plan assets, investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance was effective for fiscal years ending after December 15, 2009. The adoption of this guidance increased the Company's disclosures, but did not have an impact on the Company's consolidated financial statements.

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

	Year Ended September 30,
	2008			2009			2010
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$62,778			$(52,322)			$8,875
Other comprehensive income (loss):
Pension curtailment	$4,532	$(1,831)	2,701	$392	$(110)	282	$—	$—	—
Pension and postretirement	(8,789)	3,360	(5,429)	(80,073)	30,436	(49,637)	(20,935)	7,893	(13,042)
Foreign currency translation adjustment	(3,169)	(205)	(3,374)	(980)	—	(980)	(539)	—	(539)

Other comprehensive income (loss)	$(7,426)	$1,324	$(6,102)	$(80,661)	$30,326	$(50,335)	$(21,474)	$7,893	$(13,581)

Total comprehensive income (loss)			$56,676			$(102,657)			$(4,706)

        The following is a breakdown of accumulated other comprehensive income (loss) net of tax effects:

	Accumulated Other Comprehensive Income (Loss) at September 30, 2009	Other Comprehensive Loss for the year ended September 30, 2010	Accumulated Other Comprehensive Loss at September 30, 2010
Foreign Currency Translation Adjustment	$145	$(539)	$(394)
Pension and Postretirement, including curtailment	(52,601)	(13,042)	(65,643)

	$(52,456)	$(13,581)	$(66,037)

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30,
	2009	2010
Raw materials	$13,321	$20,226
Work-in-process	87,322	126,626
Finished goods	81,228	83,971
Other	900	960

	$182,771	$231,783

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2009	2010
Land and land improvements	$4,887	$5,068
Buildings	13,548	14,763
Machinery and equipment	122,007	130,534
Construction in process	2,898	5,115

	143,340	155,480
Less accumulated depreciation	(37,520)	(48,437)

	$105,820	$107,043

        The Company has $844 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30,
	2009	2010
Employee compensation	$5,790	$11,322
Taxes, other than income taxes	1,611	2,091
Other	2,911	2,367

	$10,312	$15,780

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2008	2009	2010
Income (loss) before income taxes:
U.S.	$86,124	$(60,071)	$12,615
Foreign	11,790	(1,019)	2,977

Total	$97,914	$(61,090)	$15,592

Provision for (benefit from) income taxes:
Current:
U.S. Federal	$34,580	$(10,747)	$2,722
Foreign	3,038	(183)	678
State	2,273	(2,111)	696

Total	39,891	(13,041)	4,096

Deferred:
U.S. Federal	(6,499)	3,309	720
Foreign	194	(50)	147
State	1,550	1,014	1,754

Total	(4,755)	4,273	2,621

Total provision for (benefit from) income taxes	$35,136	$(8,768)	$6,717

        The provision for (benefit from) income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2008	2009	2010
Statutory federal tax rate	35%	35%	35%
Tax provision for (benefit from) income taxes at the statutory rate	$34,270	$(21,381)	$5,457
Foreign tax rate differentials	(894)	125	(216)
Provision for (benefit from) state taxes, net of federal taxes	2,987	(419)	468
U.S. tax on distributed and undistributed earnings (losses) of foreign subsidiaries	793	(1,158)	165
Manufacturer's deduction	(1,260)	—	(193)
Tax credits	(558)	(490)	(476)
Nondeductible goodwill	—	14,438	—
State tax rate reduction impact on deferred	1,430	379	1,149
Other, net	(1,632)	(262)	363

Provision for (benefit from) income taxes at effective tax rate	$35,136	$(8,768)	$6,717

        During fiscal 2010 the Company's effective tax rate increased due to the revaluation of the Company's deferred tax assets at a lower blended state income tax rate.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        During fiscal 2009 the Company's effective tax rate was impacted by the impairment of non-deductible goodwill, a change in the reinvestment policy of a foreign entity, and a change in the state apportionment factor which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset.

        Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2009	2010
Current deferred tax assets (liabilities):
Inventories	$2,062	$3,608
Pension and postretirement benefits	3,930	3,725
Accrued expenses and other	936	560
Accrued compensation and benefits	1,168	1,249
Tax attributes	—	472
Other foreign related	(17)	—
TIMET Agreement	956	940

Total net current deferred tax assets	9,035	10,554

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(18,526)	(18,619)
Intangible assets	(1,469)	(1,367)
Pension and postretirement benefits	61,035	65,420
Accrued compensation and benefits	1,761	2,205
TIMET Agreement	15,426	14,223
Other accruals	616	584

Total net noncurrent deferred tax assets	58,843	62,446

Net deferred tax assets (liabilities)	$67,878	$73,000

        The Company has excluded undistributed earnings of $33,342 of its foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide for taxes on such amounts.

        On October 1, 2007, the Company adopted guidance that prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. It also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The impact of the adoption was to decrease accumulated earnings by $827, increase goodwill by $675, increase deferred tax assets by $3,316, and increase non-current income taxes payable by $4,818 (including $241 of interest).

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	October 1, 2007 To September 30, 2008	October 1, 2008 To September 30, 2009	October 1, 2009 To September 30, 2010
Balance at beginning of period	$4,577	$264	$264
Gross Increases—current period tax positions	—	—	—
Gross Decreases—current period tax positions	—	—	—
Gross Increases—tax positions in prior periods	—	—	—
Gross Decreases—tax positions in prior periods	(4,313)	—	—
Gross Decreases—settlements with taxing authorities	—	—	—
Gross Decreases—lapse of statute of limitations	—	—	—

Balance at end of period	$264	$264	$264

        The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate is $205 as of September 30, 2010. Additionally, as consistent with prior periods, the Company recognized accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense. The total amount of accrued interest and penalties was approximately $44 and $0 respectively, as of September 30, 2010.

        As of September 30, 2010, the Company is open to examination in the U.S. federal income tax jurisdiction for the September 30, 2007, 2008, 2009 and 2010 tax years, in the U.K. for the years 2005-2010, in Switzerland for 2007, 2008 and 2009, and in France for the year 2010. The Company is also open to examination in other foreign locations and various states in the U.S., none of which were individually material. The Company was notified in October 2010 of an audit in a state jurisdiction.

        Of the unrecognized tax benefits noted above, the Company does not anticipate any significant changes to occur in unrecognized tax benefits over the next 12 months.

Note 7    Debt

  U.S. revolving credit facility

        The Company and Wachovia Capital Finance Corporation (Central) ("Wachovia") entered into a Second Amended and Restated Loan and Security Agreement (the "Amended Agreement") with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004. Among other items, the Amended Agreement extended the maturity date of the U.S. revolving credit facility to September 30, 2011, increased the margin included in the interest rate from 1.5% per annum to 2.25% per annum for LIBOR borrowings, permitted the Company to pay dividends and repurchase common stock if certain financial metrics are met, and eliminated a covenant requiring the Company to maintain an EBITDA amount of $22.0 million. The maximum revolving loan amount under the Amended Agreement is $120.0 million. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wachovia Bank, National Association's "prime rate", plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of September 30, 2010, the U.S. revolving credit facility had an outstanding balance of zero. During the twelve month period ended September 30, 2010, it bore interest at

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 7    Debt (Continued)

a weighted average interest rate of 5.00%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios when availability is less than $25.0 million and other customary covenants including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets and permits the Company to pay dividends and repurchase common stock if certain metrics are met. As of September 30, 2010, the most recent required measurement date under the agreement documentation, the Company was in compliance with these covenants, The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including equity interest in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (see discussion of TIMET at Note 15). The U.S. revolving credit facility is also secured by a pledge of 65% of the equity interests in each of the Company's foreign subsidiaries.

  U.K. revolving credit facility

        The Company's U.K. subsidiary, Haynes International, Ltd., or Haynes U.K., previously had an agreement with a U.K.-based lender providing for a $15.0 million revolving credit facility. During April 2008, the term of the U.K. revolving credit facility ended. The Company replaced this facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2.0 million pound sterling ($3,142). Haynes U.K. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 2.0% per annum. As of September 30, 2010, the overdraft facility had an outstanding balance of zero.

        Debt and long-term obligations consist of the following (in thousands):

	September 30,
	2009	2010
Revolving Credit Agreement
U.S. Facility, 5.00% 2009; 5.00% 2010, expires September 2011	$—	$—
Other long-term obligations	1,592	1,433

	1,592	1,433
Less amounts due within one year	110	109

	$1,482	$1,324

        Other long-term obligations primarily represents environmental post-closure monitoring and maintenance activities (See Note 10). The carrying amount of debt approximates fair value.

        At September 30, 2010, the Company had access to approximately $120,000 under its credit agreement (based on borrowing base and certain reserves). The Company's British subsidiary (Haynes International LTD) has an overdraft facility of 2,000 Sterling ($3,142) all of which was available on September 30, 2010. The Company's French subsidiary (Haynes International, SARL) has an overdraft

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 7    Debt (Continued)

banking facility of 1,200 Euro ($1,638) of which all was available on September 30, 2010. The Company's Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 500 Swiss Francs ($509) all of which was available on September 30, 2010.

        Maturities of long-term debt are as follows at September 30, 2010:

Year Ending
2011	$109
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	1,324

$1,433

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for these groups. Expenses associated with this plan for the years ended September 30, 2008, 2009 and 2010 totaled $1,091, $1,077 and $990, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2008, 2009 and 2010.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Defined Benefit Plans

        The Company has non-contributory defined benefit pension plans which cover most employees in the U.S. and certain foreign subsidiaries. In the U.S. salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). On October 3, 2007, the U.S. pension plan was amended effective December 31, 2007 to freeze benefit accruals for all non-union employees in the U.S. and effective January 1, 2008, the pension multiplier used to calculate the employee's monthly benefit was increased from 1.4% to 1.6%. In addition, the Company will make enhanced matching contributions to its 401K plan equal to 60% of the non-union and union plan participant's salary deferrals, up to 6% of compensation. As a result of freezing the benefit accruals for all non-union employees in the U.S. in the first quarter of fiscal 2008, the Company recognized a reduction of the projected benefit obligation of $8,191, an increase to other comprehensive income (before tax) of $4,532 and a curtailment gain (before tax) of $3,659. The impact of the multiplier increase will be charged to pension expense over the estimated remaining lives of the participants. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefit accruals for members of its plan. As of September 30, 2009, the company recognized a reduction of the projected benefit obligation of $392, an increase to other comprehensive income (before tax) of $392 and zero impact on the statement of operations.

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

        The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense (income) for the years ended September 30, 2008, 2009 and 2010 was $(129), $145 and $109, respectively. Accrued liabilities in the amount of $893 and $906 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2009 and 2010, respectively.

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

        The Company made contributions of $12,650 and $14,200 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2009 and 2010, respectively. The Company's U.K. subsidiary made contributions of $960 and $943 for the year ended September 30, 2009 and 2010, respectively, to the U.K. pension plan.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30,		Year Ended September 30,
	2009	2010	2009	2010
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$164,603	$216,443	$67,764	$90,027
Service cost	2,409	3,596	1,327	206
Interest cost	11,821	11,600	4,925	4,819
Plan amendment	—	—	—	—
Curtailment gain	(392)	—	—	—
Actuarial losses	48,193	18,724	20,901	8,424
Employee contributions	42	—	—	—
Benefits paid	(10,233)	(11,357)	(4,890)	(4,852)

Projected benefit obligation at end of year	$216,443	$239,006	$90,027	$98,624

Change in Plan Assets:
Fair value of plan assets at beginning of year	$119,591	$126,285	$—	$—
Actual return on assets	3,275	14,905	—	—
Employer contributions	13,610	15,143	4,890	4,852
Employee contributions	43	—	—	—
Benefits paid	(10,233)	(11,357)	(4,890)	(4,852)

Fair value of plan assets at end of year	$126,286	$144,976	$—	$—

Funded Status of Plan:
Unfunded status	$(90,157)	$(94,030)	$(90,027)	$(98,624)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2009	2010	2009	2010	2009	2010	2009	2010
Accrued benefit liability	$(90,157)	$(94,030)	$(90,027)	$(98,624)	$(893)	$(906)	$(181,077)	$(193,560)
Accumulated other comprehensive loss	77,924	86,639	7,017	19,238	—	—	84,941	105,877

Net amount recognized	$(12,233)	$(7,391)	$(83,010)	$(79,386)	$(893)	$(906)	$(96,136)	$(87,683)

Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$4,922	$6,285	$1,992	$2,707	$—	$—	$6,914	$8,992
Amortization of prior service cost	808	808	(5,789)	(5,789)	—	—	(4,981)	(4,981)

	$5,730	$7,093	$(3,797)	$(3,082)	$—	$—	$1,933	$4,011

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The accumulated benefit obligation for the pension plans was $199,567 and $227,052 at September 30, 2009 and 2010, respectively.

        The cost of the Company's postretirement benefits are accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2008	2009	2010
Service cost	$2,761	$2,409	$3,596
Interest cost	10,757	11,821	11,600
Expected return on assets	(11,432)	(9,756)	(10,626)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	—	—	4,922
Curtailment gain	(3,659)	—	—

Net periodic cost (benefit)	$(765)	$5,282	$10,300

	Postretirement Health Care Benefits
	Year Ended September 30,
	2008	2009	2010
Service cost	$1,307	$1,327	$206
Interest cost	4,859	4,925	4,819
Amortization of unrecognized prior service cost	(5,789)	(5,789)	(5,789)
Recognized actuarial loss	1,630	482	1,992

Net periodic cost	$2,007	$945	$1,228

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Assumptions

        A 7.5% (8.0%-2009) annual rate of increase for ages under 65 and a 6.5% (7.0%-2009) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2010, gradually decreasing for both age groups to 5.0% (5.0%-2009) by the year 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects in 2010:

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

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the domestic plans at September 30, 2009 and 2010 were determined based on the following assumptions:

	September 30, 2009	September 30, 2010
Discount rate	5.500%	4.875%
Rate of compensation increase (pension plan only)	4.000%	3.500%

        The net periodic pension and postretirement health care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30,
	2008	2009	2010
Discount rate	6.25%	7.50%	5.50%
Expected return on plan assets (pension plan only)	8.50%	8.50%	8.50%
Rate of compensation increase (pension plan only)	4.00%	4.00%	4.00%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Plan Assets and Investment Strategy

        Our pension plan assets by level within the fair value hierarchy at September 30, 2010, are presented in the table below. Our pension plan assets were accounted for at fair value. For more information on a description of the fair value hierarchy, see Note 17.

	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Plan Assets:
Mutual fund	$17,741	$—	$—	$17,741
Common /collective funds
Bonds	—	54,391	—	54,391
Short-term money market	—	1,654	—	1,654
U.S. common stock	—	51,478	—	51,478
International equity	—	6,816	—	6,816

Total U.S.	$17,741	$114,339	$—	$132,080
U.K. plan assets	12,896	—	—	12,896

Total pension plan	$30,637	$114,339	$—	$144,976

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

        In determining the expected rate of return on plan assets, the Company takes into account the plan's allocation at September 30, 2010 of 58% equities, 41% fixed income and 1% other. The Company assumes an approximately 3.5% to 4% equity risk premium above the broad bond market yields of 5.50% to 6.00%. Note that over very long historical periods the realized risk premium has been higher. The Company believes that its assumption of an 8.50% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

        It is the policy of the Plan to invest assets with an allocation to equities as shown below. The balance of the assets shall be maintained in fixed income investments, and in cash holdings, to the extent permitted below.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        Asset classes as a percent of total assets:

Asset Class	Target(1)
Equity	60%
Fixed Income	40%
Real Estate and Other	0%

(1)
From time to time the Company may adjust the target allocation by an amount not to exceed 10%.

        The U.K. pension plan assets use a similar strategy and investment objective.

Contributions and Benefit Payments

        The Company expects to contribute approximately $12,720 to its domestic pension plans, $5,000 to its domestic other postretirement benefit plans, and $943 to the U.K. pension plan in fiscal 2011.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2011	$11,613	$5,000
2012	11,768	5,000
2013	12,167	5,000
2014	12,489	5,000
2015	12,893	5,000
2016-2020 (in total)	71,647	25,000

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,770, $3,659 and $3,564 for the years ended September 30, 2008, 2009 and 2010, respectively. Rent expense does not include income from sub-lease rentals totaling $150, $155 and $107 for the years ended September 30, 2008, 2009 and 2010, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2010, are as follows:

Operating
2011	$2,919
2012	1,961
2013	1,319
2014	1,261
2015	976
2016 and thereafter	2,970

$11,406

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 9    Commitments (Continued)

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $594 due in the future.

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

        As of September 30, 2009 and September 30, 2010, the Company has accrued $1,516 and $1,448, respectively, for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,884 which was then discounted using an appropriate discount rate.

        All eligible hourly employees at the Kokomo plant and Lebanon, Indiana service center (approximately 50.9% or 499 in aggregate as of September 30, 2010) are covered by a collective bargaining agreement which will expire in June 2013. In September 2010, a majority of the 76 hourly employees at the Company's Arcadia, Louisiana operations elected to be represented by the United Steelworkers of America, although no collective bargaining agreement is in place at this time and negotiations are ongoing.

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

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goals are not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Outstanding shares of restricted stock are entitled to receive dividends on shares of common stock.

        On January 8, 2010, the Company granted 46,000 shares of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) for a portion of the grant, the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grant was $34.00, the closing price of the Company's common stock on the day of the grant.

        The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2010:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2009	52,050	$17.82
Granted	46,000	$34.00
Forfeited / Canceled	(3,750)	$17.82
Vested	—

Unvested at September 30, 2010	94,300	$25.71

Expected to vest	67,000	$28.93

        Compensation expense related to restricted stock for the years ended September 30, 2009 and 2010 was $62 and $516, respectively. The remaining unrecognized compensation expense at September 30, 2010 was $1,360 to be recognized over a weighted average period of 2.17 years. Compensation expense is not

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

being recorded on the March 31, 2009 prior year grant of 31,050 shares granted to employees as is continues to be not probable that the performance goal will be achieved.

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

        The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts. The fair value of option grants include the assumptions for grants in fiscal 2008, 2009, and 2010 are as follows:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
March 31, 2008	$16.41	0%	1.88%	42%	3 years
October 1, 2008	$15.89	0%	2.12%	47%	3 years
March 31, 2009	$9.86	0%	1.15%	86%	3 years
January 8, 2010	$17.93	2.35%	1.62%	89%	3 years

        On January 8, 2010, the Company granted 37,000 options at an exercise price of $34.00, the fair market value of the Company's common stock on the day of the grant. During fiscal 2010, no options were exercised and 37,416 options were forfeited/canceled.

        The stock-based employee compensation expense related to options for the years ended September 30, 2008, 2009 and 2010 was $1,650, $1,247, and $1,021, respectively. The remaining unrecognized compensation expense at September 30, 2010 was $1,019 to be recognized over a weighted average vesting period of 0.54 years.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        The following table summarizes the activity under the stock option plans:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2009	394,737		$40.20
Granted	37,000		34.00
Exercised	—
Canceled	(37,416)

Outstanding at September 30, 2010	394,321	$3,161	$38.25	6.62 yrs.

Vested or expected to vest	384,336	$3,161	$38.25	6.62 yrs.
Exercisable at September 30, 2010	280,076	$2,532	$39.30	5.88 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	3.92	86,886	86,886
May 5, 2005	19.00	4.58	8,334	8,334
August 15, 2005	20.25	4.92	—	—
October 1, 2005	25.50	5.00	—	—
February 21, 2006	29.25	5.42	25,001	25,001
March 31, 2006	31.00	5.50	10,000	10,000
March 30, 2007	72.93	6.50	67,500	67,500
September 1, 2007	83.53	6.92	—	—
March 31, 2008	54.00	7.50	87,500	58,326
October 1, 2009	46.83	8.00	20,000	6,666
March 31, 2009	17.82	8.50	52,100	17,363
January 8, 2010	34.00	9.25	37,000	—

			394,321	280,076

        Forfeitures are estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly results of operations of the Company for the years ended September 30, 2009 and 2010 are as follows:

	2009
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$134,304	$120,413	$98,325	$85,591
Gross profit	18,750	6,997	(8,168)	4,904
Net income (loss)(1)	4,524	(42,889)	(10,944)	(3,013)
Net income (loss) per share:
Basic	$0.38	$(3.58)	$(0.91)	$(0.25)
Diluted	$0.38	$(3.58)	$(0.91)	$(0.25)

	2010
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$81,008	$94,619	$101,271	$104,646
Gross profit	6,845	10,190	16,854	19,942
Net income (loss)	(1,286)	956	3,747	5,458
Net income (loss) per share:
Basic	$(0.11)	$0.08	$0.31	$0.46
Diluted	$(0.11)	$0.08	$0.31	$0.45

(1)
March 31, 2009 decreased by $42,869 due to goodwill impairment charge

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

	Year Ended September 30,
	2008	2009	2010
Net Revenue by Geography:
United States	$344,118	$258,940	$231,607
Europe	167,522	113,020	81,332
China	63,950	38,114	33,693
Other	61,416	28,559	34,911

Net Revenues	$637,006	$438,633	$381,543

Net Revenue by Product Group:
High temperature resistant alloys	$465,014	$324,588	$286,157
Corrosive resistant alloys	171,992	114,045	95,386

Net revenues	$637,006	$438,633	$381,543

	September 30,
	2009	2010
Long-lived Assets by Geography:
United States	$108,548	$109,531
Europe	3,570	3,347
China	932	836

Total long-lived assets	$113,050	$113,714

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2010	$1,310	$263	$(457)	$1,116
September 30, 2009	1,354	470	(514)	1,310
September 30, 2008	1,339	100	(85)	1,354

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

Note 16    Commodity Contracts

        On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company's realized hedging loss was $83 and $185 for the years ended September 30, 2009 and September 30, 2010, respectively.

	As of September 30, 2009		Gain or (loss) Recognized in Income (Loss)
	Balance Sheet Location	Fair Value	Statement of Operations Location	Year Ended Sept. 30, 2009
Commodity Contracts	Accounts Receivable	$51	Cost of Sales	$(83)
	Accounts Payable	$(134)

	As of September 30, 2010		Gain or (loss) Recognized in Income (Loss)
	Balance Sheet Location	Fair Value	Statement of Operations Location	Year Ended Sept. 30, 2010
Commodity Contracts	Accounts Receivable	$—	Cost of Sales	$(185)
	Accounts Payable	$—

        The Company is not currently party to any commodity swap-cash settlement agreements.

Note 17    Fair Value Measurements

        On October 1, 2008, the Company adopted guidance for assets and liabilities measured at fair value on a recurring basis. This guidance does not apply to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually until October 1, 2009. This guidance establishes a framework for measuring fair value, clarifies the definition of

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data and otherwise noted)

Note 17    Fair Value Measurements (Continued)

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

        This guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions that other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities (cash equivalents) measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$63,968	$—	$—	$63,968
Pension plan assets	30,637	114,339	—	144,976

Total fair value	$94,605	$114,339	$—	$208,944

        The Company has no Level 3 assets as of September 30, 2010.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2010 there were no changes in the Company's internal controls over financial reporting or in other factors that have or are reasonably likely to materially affect these controls.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2010 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company's internal control over financial reporting.

Mark Comerford President & Chief Executive Officer November 18, 2010	Marcel Martin Chief Financial Officer November 18, 2010

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

Equity Compensation Plan Information

        The following table provides information as of September 30, 2010 regarding shares of the Company's common stock issuable pursuant to its stock option and restricted stock plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	394,321	$38.25	561,600	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Includes (i) 255,900 stock options which are exercisable for one share of common stock, and (ii) 305,700 shares of restricted stock.

Item 13.    Certain Relationships and Related Transactions.

        The Company's policy is to require that all conflict of interest transactions between the Company and any of its directors, officers or 10% beneficial owners (collectively, "Insiders") and all transactions where any Insider has a direct or indirect financial interest, including related party transactions required to be reported under Item 404(a) of Regulation S-K, must be reviewed and approved or ratified by the Board of Directors. The material terms of any such transaction, including the nature and extent of the Insider's interest therein, must be disclosed to the Board of Directors. The Board will then review the terms of the proposed transaction to determine whether the terms of the proposed transactions are fair to the Company and are no less favorable to the Company than those that would be available from an independent third party. Following the Board's review and discussion, the proposed transaction will be approved or ratified only if it receives the affirmative votes of a majority of the directors who have no direct or indirect financial interest in the proposed transaction, even though the disinterested directors represent less than a quorum. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors which authorizes the contract or transaction.

        There are no transactions since the beginning of fiscal 2010, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement is incorporated herein by reference in response to this item.

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

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK COMERFORD Mark Comerford President and Chief Executive Officer Date: November 18, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK COMERFORD Mark Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 18, 2010
/s/ MARCEL MARTIN Marcel Martin	Chief Financial Officer (Principal Financial Officer)	November 18, 2010
/s/ DAN MAUDLIN Dan Maudlin	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 18, 2010
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 18, 2010
/s/ PAUL J. BOHAN Paul J. Bohan	Director	November 18, 2010
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 18, 2010
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 18, 2010

Signature	Title	Date

/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 18, 2010
/s/ WILLIAM P. WALL William P. Wall	Director	November 18, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (reflecting all amendments through October 31, 2009) (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.2	Haynes International, Inc. Death Benefit Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.3	Amendment No. One to the Haynes International, Inc. Death Benefit Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.3 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Haynes International, Inc. Supplemental Executive Retirement Plan, Plan Document effective January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.5	Amendment No. One to the Haynes International, Inc. Supplemental Executive Retirement Plan, dated August 30, 2004 (incorporated by reference to Exhibit 10.5 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International Inc. Supplemental Executive Retirement Plan(s), Master Trust Agreement, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Amendment No. One to the Master Trust Agreement, dated August 30, 2004 (incorporated by reference to Exhibit 10.7 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.08	Second Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wachovia Capital Finance Corporation (Central), as agent for the Lenders, and Bank One, N.A., as documentation agent, dated November 18, 2008 (incorporated by reference to Exhibit 10.10 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.09	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.10	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.11	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.12	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.13	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.14	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.15	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.16	Indemnification Agreement with Anastacia S. Kilian (incorporated by reference to Exhibit 10.31 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.17	Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008 (incorporated by reference to Exhibit 10.21 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.18	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.19	Amendment No. 1 to Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed August 7, 2009).
10.20	Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).
10.21	Summary of 2010 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed October 23, 2009).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications

**
Filed herewith