Form 10-Q
period 2010-12-31
HAYNES INTERNATIONAL INC
filed 2011-02-03
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

As of February 1, 2011, the registrant had 12,178,345 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1      FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$63,968	$57,831
Restricted cash—current portion	110	—
Accounts receivable, less allowance for doubtful accounts of $1,116 and $1,125 respectively	62,851	58,138
Inventories	231,783	244,097
Income taxes receivable	698	651
Deferred income taxes	10,554	10,453
Other current assets	1,666	2,441
Total current assets	371,630	373,611
Property, plant and equipment, net	107,043	107,369
Deferred income taxes—long term portion	62,446	60,424
Prepayments and deferred charges	3,753	3,399
Intangible assets, net	6,671	6,534
Total assets	$551,543	$551,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,284	$33,305
Accrued expenses	15,780	15,584
Accrued pension and postretirement benefits	18,758	18,758
Deferred revenue — current portion	2,500	2,500
Current maturities of long-term obligations	109	—
Total current liabilities	71,431	70,147
Long-term obligations (less current portion)	1,324	1,324
Deferred revenue (less current portion)	37,829	37,204
Non-current income taxes payable	308	308
Accrued pension and postretirement benefits	174,802	173,075
Total liabilities	285,694	282,058
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,144,079 and 12,178,345 shares issued and outstanding at September 30, 2010 and December 31, 2010, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	229,197	229,601
Accumulated earnings	102,677	105,497
Accumulated other comprehensive loss	(66,037)	(65,831)
Total stockholders’ equity	265,849	269,279
Total liabilities and stockholders’ equity	$551,543	$551,337

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	December 31,
	2009	2010

Net revenues	$81,008	$106,351
Cost of sales	74,163	88,482
Gross profit	6,845	17,869
Selling, general and administrative expense	8,186	9,120
Research and technical expense	649	753
Operating income (loss)	(1,990)	7,996
Interest income	(45)	(80)
Interest expense	48	29
Income (loss) before income taxes	(1,993)	8,047
Provision for (benefit from) income taxes	(707)	2,791
Net income (loss)	$(1,286)	$5,256
Net income (loss) per share:
Basic	$(0.11)	$0.44
Diluted	$(0.11)	$0.43
Weighted average shares outstanding:
Basic	12,049,779	12,049,976
Diluted	12,049,779	12,197,762

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2009	2010
Net income (loss)	$(1,286)	$5,256
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	132	206
Comprehensive income (loss)	$(1,154)	$5,462

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2009	2010
Cash flows from operating activities:
Net income (loss)	$(1,286)	$5,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,645	2,766
Amortization	140	137
Stock compensation expense	361	380
Excess tax benefit from option exercises	—	(5)
Deferred revenue	(625)	(625)
Deferred income taxes	(1,169)	2,089
Loss on disposal of property	—	10
Change in assets and liabilities:
Accounts receivable	(178)	4,659
Inventories	(3,648)	(12,262)
Other assets	(1,236)	(425)
Accounts payable and accrued expenses	238	(698)
Income taxes	6,899	69
Accrued pension and postretirement benefits	(2,268)	(1,727)
Net cash used in operating activities	(127)	(376)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,070)	(3,403)
Change in restricted cash	110	110
Net cash used in investing activities	(4,960)	(3,293)

Cash flows from financing activities:
Dividends paid	(2,420)	(2,436)
Proceeds from exercise of stock options	—	19
Excess tax benefit from option exercises	—	5
Changes in long-term obligations	(107)	(109)
Net cash used in financing activities	(2,527)	(2,521)

Effect of exchange rates on cash	29	53
Decrease in cash and cash equivalents	(7,585)	(6,137)

Cash and cash equivalents, beginning of period	105,095	63,968
Cash and cash equivalents, end of period	$97,510	$57,831

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$21	$2
Income taxes paid (refunded), net	$296	602
Capital expenditures incurred but not yet paid	$122	$470

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2011 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued in the first quarter of fiscal 2011.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2010	December 31, 2010
Raw Materials	$20,226	$25,480
Work-in-process	126,626	123,189
Finished Goods	83,971	94,633
Other	960	795
	$231,783	$244,097

Note 4.   Income Taxes

Income tax expense for the three months ended December 31, 2009 and 2010, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the first quarter of fiscal 2011 was 34.7% compared to 35.5% in the same period of fiscal 2010.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2009 and 2010 are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2009	2010	2009	2010
Service cost	$899	$903	$52	$66
Interest cost	2,864	3,174	1,205	1,172
Expected return	(2,619)	(3,405)	—	—
Amortizations	1,446	1,831	(950)	(770)
Net periodic benefit cost	$2,590	$2,503	$307	$468

The Company contributed $3,180 to Company sponsored domestic pension plans, $1,258 to its other post-retirement benefit plans and $236 to the U.K. pension plan for the three months ended December 31, 2010.  The Company presently expects future contributions of $9,540 to its domestic pension plans, $3,742 to its other post-retirement benefit plans and $707 to the U.K. pension plan for the remainder of fiscal 2011.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, both of which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 52 filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the Confirmation Order. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving Haynes) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, there can be no assurance that any or all claims against the Company will be dismissed based upon the Confirmation Order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the Confirmation Order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

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

As of December 31, 2010 and September 30, 2010, the Company has accrued $1,448 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,884 which was then discounted using an appropriate discount rate.

All eligible hourly employees at the Kokomo plant and Lebanon, Indiana service center (approximately 49.9% or 504 in aggregate as of December 31, 2010) are covered by a collective bargaining agreement which will expire in June 2013. In September 2010, a majority of the 76 (81 at December 31, 2010) hourly employees at the Company’s Arcadia, Louisiana operations elected to be represented by the United Steelworkers of America, although no collective bargaining agreement is in place at this time and negotiations are ongoing.

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

Note 8.    Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $140 and $137 for the three months ended December 31, 2009 and 2010, respectively.

The following represents a summary of intangible assets at September 30, 2010 and December 31, 2010:

September 30, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,333)	$2,334
Trademarks	3,800	—	3,800
Non-compete	1,090	(664)	426
Other	316	(205)	111
	$13,873	$(7,202)	$6,671

December 31, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,403)	$2,264
Trademarks	3,800	—	3,800
Non-compete	1,090	(703)	387
Other	316	(233)	83
	$13,873	$(7,339)	$6,534

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2011 (remainder of fiscal year)	$408
2012	359
2013	350
2014	350
2015	328
2016	279

Note 9.   Net Income (Loss) Per Share

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended
	December 31,
(in thousands except share and per share data)	2009	2010
Numerator:
Net income (loss)	$(1,286)	$5,256
Denominator:
Weighted average shares outstanding - Basic	12,049,779	12,049,976
Effect of dilutive stock options	51,418	71,236
Effect of restricted stock shares with no performance goal	—	76,550
Adjustment for net loss	(51,418)	—
Weighted average shares outstanding - Diluted	12,049,779	12,197,762

Basic net income (loss) per share	$(0.11)	$0.44
Diluted net income (loss) per share	$(0.11)	$0.43

Number of stock option shares excluded as their effect would be anti-dilutive	207,500	214,960

Number of restricted stock shares excluded as their performance goal is not yet met	31,050	50,950

Number of restricted stock shares excluded because of the net loss	21,000	—

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

Restricted stock grants are subject to forfeiture if employment or service terminates prior to the end of the vesting period or if the performance goal is not met, if applicable.  The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares of restricted stock that may be granted under the plan in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.  Outstanding shares of restricted stock are entitled to receive dividends on shares of common stock.

On November 24, 2010 and December 21, 2010, the Company granted 34,000 and 4,000 shares respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $40.26 and $41.55, respectively, the closing price of the Company’s common stock on the day of the grant.

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2010:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2010	94,300	$25.71
Granted	38,000	40.40
Forfeited / Canceled	(4,800)	30.10
Vested	—
Unvested at December 31, 2010	127,500	$29.92
Expected to vest	101,900	$32.96

Compensation expense related to restricted stock for the three months ended December 31, 2009 and 2010 was $31 and $179, respectively. The remaining unrecognized compensation expense at December 31, 2010 was $2,602 to be recognized over a weighted average period of 2.61 years. Compensation expense is not being recorded on the March 31, 2009 grant of 25,600 shares granted to employees as it continues to be not probable that the performance goal will be achieved.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal

2011:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 24, 2010	$21.43	1.99%	0.69%	90%	3 years

On November 24, 2010, the Company granted 27,400 options at an exercise price of $40.26, the fair market value of the Company’s common stock the day of the grant. During the first quarter of fiscal 2011, 1,066 options were exercised and 20,134 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2009 and 2010 was $330 and $201, respectively.  The remaining unrecognized compensation expense at December 31, 2010 was $1,222 to be recognized over a weighted average vesting period of 1.04 years.

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2010:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2010	394,321		$38.25
Granted	27,400		$40.26
Exercised	(1,066)
Canceled	(20,134)
Outstanding at December 31, 2010	400,521	$4,624	$37.62	6.56 yrs.
Vested or expected to vest	387,946	$4,624	$37.62	6.56 yrs.
Exercisable at December 31, 2010	237,345	$3,527	$38.35	5.62 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	3.67	86,886	86,886
May 5, 2005	19.00	4.33	8,334	8,334
February 21, 2006	29.25	5.17	25,001	25,001
March 31, 2006	31.00	5.25	10,000	10,000
March 30, 2007	72.93	6.25	59,500	59,500
March 31, 2008	54.00	7.25	81,000	53,993
October 1, 2008	46.83	7.75	20,000	13,334
March 31, 2009	17.82	8.25	48,900	16,297
January 8, 2010	34.00	9.00	35,000	—
November 24, 2010	40.26	9.92	25,900	—
			400,521	273,345

Note 11.    Dividend

In the first quarter of fiscal 2011, the Company declared and paid a quarterly cash dividend. The dividend of $0.20 per outstanding share of the Company’s common stock was paid December 15, 2010 to stockholders of record at the close of business on December 3, 2010.  The dividend cash pay-out was $2,436 for the quarter based on shares outstanding.

On February 3, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2011 to stockholders of record at the close of business on March 1, 2011.

Note 12.  Fair Value Measurements

On October 1, 2008, the Company adopted guidance for assets and liabilities measured at fair value on a recurring basis.  This guidance does not apply to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually until October 1, 2009.  This guidance establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2010:

September 30, 2010	Fair Value Measurements at Reporting Date Using:
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$63,968	$—	$—	$63,968

December 31, 2010	Fair Value Measurements at Reporting Date Using:
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$57,831	$—	$—	$57,831

The Company had no Level 3 assets as of September 30, 2010 or December 31, 2010.

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

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, may affect the accuracy of forward looking statements.

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

Dividend

In the first quarter of fiscal 2011, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock. The dividend was paid December 15, 2010 to stockholders of record at the close of business on December 1, 2010.  The dividend cash pay-out was approximately $2.4 million for the quarter based on shares outstanding, and equal to approximately $9.6 million on an annualized basis.

On February 3, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend is payable March 15,

2011 to stockholders of record at the close of business on March 1, 2011.

Significant Events

Upgrade of European Distribution

In the first quarter of fiscal 2010, the Company began a project designed to improve the efficiency of its worldwide customer service capabilities. As part of this project, the Company is beginning to consolidate its European processing capabilities. The staging and processing of material that was taking place in Paris will be transferred to the Openshaw and Zurich service center facilities. The Paris operation will focus on sales and marketing activities. The cost of closing the warehouse portion of the Paris service center will be approximately $0.5 million, which was accrued in the first quarter of fiscal 2011. The cost savings associated with this closure are expected to be approximately $1.3 million annually, along with a net inventory reduction in Europe estimated at $3.5 million.

Production Headcount Additions

The increasing level of our business, as reflected in the rising backlog, is causing us to increase production levels to meet customer requirements. The Company added 30 production employees on October 1, 2010. These new employees will begin to have a positive effect on production in the second quarter of fiscal 2011 after completing their training requirements. The cost of these new employees in the first quarter of fiscal 2011 was approximately $0.6 million.

Outlook

General

Net revenues, volume and net income improved from quarter-to-quarter through fiscal 2010. Comparing the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, net revenues increased by $1.7 million, volume declined by 0.4 million pounds and net income decreased by $0.2 million. The 7.5% decline in volume from the fourth quarter of fiscal 2010 to the first quarter of fiscal 2011 was the result of fewer large project shipments in the first quarter of fiscal 2011, particularly in the “Other” market category and, to a lesser degree, in the chemical processing market, compared to the fourth quarter of fiscal 2010. The slightly lower net income in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010 resulted from the items noted in both the Significant Events section and the Gross Profit Margin Performance section.

Management expects that demand for the Company’s products will continue to increase as market conditions improve, resulting in increased levels of net revenues, volume and net income.  Sequential improvement of net revenues, volume and net income is anticipated for the second and third quarters of fiscal 2011.

Backlog

Order entry activity in the first quarter of fiscal 2011 drove the increase in backlog at December 31, 2010 as compared to September 30, 2010.  Backlog dollars were $167.0 million at December 31, 2010, an increase of approximately 12.8% from $148.0 million at September 30, 2010.  This increase is the result of a 15.2% increase in backlog pounds, which was partially offset by a 2.1% decline in backlog average selling price.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased during the first quarter of fiscal 2011 primarily as a result of increases in inventory due primarily to increased production requirements as a result of increasing backlog levels. Management expects inventory to remain at high levels in order to support the anticipated higher sales volumes in the second half of fiscal 2011.

Competition and Pricing

The Company continues to experience price competition in the marketplace, with the most severe price competition being predominantly associated with mill-direct project business. This competition continues to require the Company to aggressively price project business orders, which has unfavorably impacted the Company’s gross profit margin and net income. During the first quarter of fiscal 2011, the Company has, to a limited degree, been able to achieve improved product pricing as compared to prior periods.

Average selling price increased 8.3% between the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011. This increase reflects both a higher-priced mix of alloys and forms and an improvement in demand in the Company’s end markets. Current selling prices, although improving, continue to be impacted by both the competitive environment and the volatility of raw material prices, which will continue to temper price increases. If market conditions continue to improve, pricing competition in the high-performance alloy industry should continue to ease in future quarters.  The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure, and focusing on delivery-times and reliability.

Gross Profit Margin Performance

Gross profit margins and gross profit margin percentages have improved in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010  due to a combination of rising volume, an improved product mix, an improved cost structure and an improving market environment.  Service center transactional business volumes and prices have also improved, particularly in the aerospace market, due to the end of inventory destocking by the Company’s customers and an increase in the rate of airplane builds.

In the first quarter of each fiscal year, the gross margin is typically reduced due to lower absorption of fixed manufacturing cost caused by reduced production days due to holidays, vacations and planned equipment down-time for major capital upgrades and maintenance projects. The impact on gross margin of the reduced production in the first fiscal quarter of 2011 for these planned outages is estimated at $1.0 million.  In addition, gross margin was also negatively impacted by the items discussed in the Significant Events section above and the lower volumes discussed above.

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2010 and 2011
	Quarter Ended
(in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net Revenues	$81,008	$94,619	$101,271	$104,645	$106,351
Gross Profit Margin	$6,845	$10,190	$16,854	$19,942	$17,869
Gross Profit Margin %	8.5%	10.8%	16.6%	19.1%	16.8%

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

	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Backlog (1)
Dollars (in thousands)	$110,406	$124,571	$130,885	$147,958	$166,990
Pounds (in thousands)	4,915	5,805	5,675	5,997	6,911
Average selling price per pound	$22.46	$21.46	$23.06	$24.67	$24.16

Average nickel price per pound
London Metals Exchange(2)	$7.75	$10.19	$8.79	$10.26	$10.94

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

	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net revenues (in thousands)
Aerospace	$28,375	$33,495	$36,739	$39,793	$44,537
Chemical processing	20,828	18,333	27,461	21,062	20,591
Land-based gas turbines	14,966	20,028	18,412	20,802	21,541
Other markets	13,080	19,426	15,540	20,021	15,217
Total product revenue	77,249	91,282	98,152	101,678	101,886
Other revenue	3,759	3,337	3,119	2,968	4,465
Net revenues	$81,008	$94,619	$101,271	$104,646	$106,351

Shipments by markets (in thousands of pounds)
Aerospace	1,221	1,435	1,581	1,739	1,668
Chemical processing	1,155	811	1,372	870	914
Land-based gas turbines	946	1,291	1,106	1,252	1,199
Other markets	605	867	665	906	610
Total shipments	3,927	4,404	4,724	4,767	4,411

Average selling price per pound
Aerospace	$23.24	$23.34	$23.24	$22.88	$26.38
Chemical processing	18.03	22.61	20.02	24.21	22.53
Land-based gas turbines	15.82	15.51	16.65	16.62	17.97
Other markets	21.62	22.41	23.37	22.10	24.95
Total product (excluding other revenue)	19.67	20.73	20.78	21.33	23.10
Total average selling price (including other revenue)	20.63	21.48	21.44	21.95	24.11

Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

The following table sets forth certain financial information on a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	December 31,				Change
($ in thousands)	2009		2010		Amount	%
Net revenues	$81,008	100.0%	$106,351	100.0%	$25,343	31.3%
Cost of sales	74,163	91.6%	88,482	83.2%	14,319	19.3%
Gross profit	6,845	8.4%	17,869	16.8%	11,024	161.1%
Selling, general and administrative expense	8,186	10.1%	9,120	8.6%	934	11.4%
Research and technical expense	649	0.8%	753	0.7%	104	16.0%
Operating income (loss)	(1,990)	(2.5)%	7,996	7.5%	9,986	501.8%
Interest income	(45)	0.0%	(80)	(0.1)%	(35)	(77.8)%
Interest expense	48	0.0%	29	0.0%	(19)	(39.6)%
Income (loss) before income taxes	(1,993)	(2.5)%	8,047	7.6%	10,040	503.8%
Provision for (benefit from) income taxes	(707)	(0.9)%	2,791	2.6%	3,498	494.8%
Net income (loss)	$(1,286)	(1.6)%	$5,256	5.0%	6,542	508.7%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

By market	Three Months Ended December 31,		Change
	2009	2010	Amount	%
Net revenues (in thousands)
Aerospace	$28,375	$44,537	$16,162	57.0%
Chemical processing	20,828	20,591	(237)	(1.1)%
Land-based gas turbines	14,966	21,541	6,575	43.9%
Other markets	13,080	15,217	2,137	16.3%
Total product revenue	77,249	101,886	24,637	31.9%
Other revenue	3,759	4,456	706	18.8%
Net revenues	$81,008	$106,351	$25,343	31.3%

Pounds by markets (in thousands)
Aerospace	1,221	1,688	467	38.2%
Chemical processing	1,155	914	(241)	(20.9)%
Land-based gas turbines	946	1,199	253	26.7%
Other markets	605	610	5	0.8%
Total shipments	3,927	4,411	484	12.3%

Average selling price per pound
Aerospace	$23.24	$26.38	$3.15	13.5%
Chemical processing	18.03	22.53	4.50	24.9%
Land-based gas turbines	15.82	17.97	2.15	13.6%
Other markets	21.62	24.95	3.33	15.4%
Total product (excluding other revenue)	19.67	23.10	3.43	17.4%
Total average selling price (including other revenue)	20.63	24.11	3.48	16.9%

Net Revenues. Net revenues were $106.4 million in the first quarter of fiscal 2011, an increase of 31.3% from $81.0 million in the same period of fiscal 2010.   Volume was 4.4 million pounds in the first quarter of fiscal 2011, an increase of 12.3% from 3.9 million pounds in the same period of fiscal 2010.  The aggregate average selling price was $24.11 per pound in the first quarter of fiscal 2011, an increase of 16.9% from $20.63 per pound in the same period of fiscal 2010.  Average selling price increased due to improved customer demand, improved product mix and rising raw material costs while volume increased due to improved customer demand.  The Company’s consolidated backlog was $167.0 million at December 31, 2010, an increase of 12.8% from $148.0 million at September 30, 2010.  This increase reflects a 15.2% increase in backlog pounds partially offset by a 2.1% decline in backlog average selling price.

Sales to the aerospace market were $44.5 million in the first quarter of fiscal 2011, an increase of 57.0% from $28.4 million in the same period of fiscal 2010, due to a 13.5% increase in the average selling price per pound combined with a 38.2% increase in volume. The volume increase reflects both improving market demand and the end of the supply chain destocking process that started during the economic downturn. The increase in the average selling price per pound is due to increased customer demand and higher raw material costs.

Sales to the chemical processing market were $20.6 million in the first quarter of fiscal 2011, a decrease of 1.1% from $20.8 million in the same period of fiscal 2010, due to a 20.9% decrease in volume,  which was partially offset by a 24.9% increase in the average selling price per pound.  Volume was affected by the project-oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of the project business, which also affects average selling price per pound.  In the first quarter of fiscal 2010, there was a higher level of project business for commodity alloy billet versus the comparable quarter of fiscal 2011, which increased volume and lowered average selling price per pound.

Sales to the land-based gas turbine market were $21.5 million in the first quarter of fiscal 2011, an increase of 43.9% from $15.0 million for the same period of fiscal 2010, due to an increase of 13.6% in the average selling price per pound combined with a 26.7% increase in volume. The increases in both volume and average selling price are due to improved original equipment manufacturer activity, primarily in the marine and pipeline applications of land-based gas turbines.

Sales to other markets were $15.2 million in the first quarter of fiscal 2011, an increase of 16.3% from $13.1 million in the same period of fiscal 2010, due to a 15.4% increase in average selling price per pound combined with a 0.8% increase in volume.  The increase in the average selling price reflects a change to a higher value alloy mix shipped into the other markets in the first quarter of fiscal 2011.

Other Revenue. Other revenue was $4.5 million in the first quarter of fiscal 2011, an increase of 18.8% from $3.8 million in the same period of fiscal 2010. The increase is due primarily to higher miscellaneous and toll conversion sales.

Cost of Sales. Cost of sales was $88.5 million, or 83.2% of net revenues, in the first quarter of fiscal 2011 compared to $74.2 million, or 91.6% of net revenues, in the same period of fiscal 2010. Cost of sales in the first quarter of fiscal 2011 increased by $14.3 million as compared to the same period of fiscal 2010 due to higher volume, higher raw material costs and increased production staffing to meet increased product demand.  This increase was partially offset by increased absorption of fixed manufacturing costs caused by higher production volumes, particularly that of sheet product.

Selling, General and Administrative Expense. Selling, general and administrative expense was $9.1 million for the first quarter of fiscal 2011, an increase of $0.9 million, or 11.4%, from $8.2 million in the same period of fiscal 2010 due to increased headcount and higher marketing costs as business improved plus the return to full salaries in the second quarter of fiscal 2010.  Selling, general and administrative expenses as a percentage of net revenues decreased to 8.6% for the first quarter of fiscal 2011 compared to 10.1% for the same period of fiscal 2010 due primarily to increased revenues.

Research and Technical Expense. Research and technical expense was $0.8 million, or 0.7% of revenue, for the first quarter of fiscal 2011, an increase of $0.1 million from $0.7 million, or 0.8% of net revenues, in the same period of fiscal 2010.

Operating Income (Loss). As a result of the above factors, operating income in the first quarter of fiscal 2011 was $8.0 million compared to operating loss of $(2.0) million in the same period of fiscal 2010.

Income Taxes. Income taxes were an expense of $2.8 million in the first quarter of fiscal 2011, an increase of $3.5 million from a benefit of $0.7 million in the same period of fiscal 2010, due to pretax income generated in fiscal 2011.  The effective tax rate for the first quarter of fiscal 2011 was 34.7%, compared to 35.5% in the same period of fiscal 2010.

Net Income (Loss). As a result of the above factors, net income in the first quarter of fiscal 2011 was $5.3 million, an increase of $6.6 million from a net loss of $(1.3) million in the same period of fiscal 2010.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2011, the Company’s primary sources of cash were cash on-hand and cash from operations as detailed below.  At December 31, 2010, the Company had cash and cash equivalents of $57.8 million compared to cash and cash equivalents of $64.0 million at September 30, 2010.

Net cash used in operating activities was $0.4 million in the first quarter of fiscal 2011 compared to $0.1 million in the same period of fiscal 2010.  Items contributing to the difference include cash provided by lower accounts receivable of $4.7 million which was $4.8 million higher than cash used from accounts receivable in the same period of fiscal 2010.  Cash used from increased inventory balances (net of foreign currency fluctuation) of $12.3 million was $8.6 million higher than cash used from inventory balances in the same period of fiscal 2010.  Inventory has increased to support the Company’s increased order entry, higher backlog levels and higher raw material costs. Cash generated from operations was favorably impacted by net income of $5.3 million, compared to a net loss of $1.3 million in the same period of fiscal 2010. Net cash used in investing activities was $3.3 million in the first quarter of fiscal 2011 compared to $5.0 million in the first quarter of fiscal 2010 as a result of lower capital expenditures.  Net cash used in financing activities in the first quarter of fiscal 2011 included a $2.4 million dividend payment.

Future sources of liquidity

The Company’s sources of cash for fiscal 2011 are expected to consist primarily of cash generated from operations, cash on-hand, and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At December 31, 2010, the Company had cash of $57.8 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility: The Company and Wells Fargo Capital Finance, LLC (as successor by merger to Wachovia Capital Finance) (“Wells Fargo”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wells Fargo dated August 31, 2004. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either

Wells Fargo, National Association’s “prime rate”, plus up to 2.25% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum. As of December 31, 2010, the U.S. revolving credit facility had an outstanding balance of zero. During the three month period ended December 31, 2010, it bore interest at a weighted average interest rate of 5.00%. In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of December 31, 2010, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement. The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to funding operations, capital spending (detailed below), pension plan funding and dividends to stockholders.

At the beginning of fiscal 2010, the Company announced plans to spend, in total, approximately $85.0 million over fiscal years 2010 through 2014 on new strategic initiatives, routine capital maintenance projects and upgrading of the capabilities of the Company’s service centers. This amount includes approximately $30.0 million on upgrades to its four-high Steckel rolling mill and supporting equipment, approximately $25.0 million on other equipment purchases and upgrades and approximately $20.0 million on routine capital maintenance projects. In addition, the Company is finalizing plans to spend approximately $10.0 million over the course of fiscal 2011 and 2012 to upgrade, consolidate and enhance capabilities at its service center operations to improve customer service and return on assets at those operations. Management does not anticipate prolonged equipment outages as a result of upgrades for any of these projects. These projects are expected to improve quality, reduce operating costs, improve delivery performance, improve inventory turns and decrease cycle time. The target for capital spending in fiscal 2011 is $15.0 million, plus additional amounts for the upgrade of the Company’s service centers. Management estimates that spending on the service center project will be approximately $10.0 million over the course of fiscal 2011 and 2012.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2010:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Credit facility fees	$383	$383	$—	$—	$—
Operating lease obligations	10,864	2,712	3,210	2,188	2,754
Capital lease obligations	297	33	66	66	132
Raw material contracts	64,313	64,313	—	—	—
Mill supplies contracts	92	92	—	—	—
Capital projects	5,411	5,411	—	—	—
Environmental post-closure monitoring	1,448	123	252	243	830
External product conversion source	4,550	600	1,200	1,200	1,550
Pension plan(2)	60,048	13,818	27,570	18,660	—
Non-qualified pension plan	882	95	190	190	407
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Total	$198,288	$92,580	$42,488	$32,547	$30,673

(1)   Taxes are not included in the table.  The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As of December 31, 2010, the non-current income taxes payable was $308.  It is not possible to determine in which period the tax liability might be paid out.

(2)   The Company has a funding obligation to contribute $59,341 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company. The Company expects its U.K. subsidiary to contribute $707 in fiscal 2011 to the U.K. Pension Plan.

(3)   Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note2. New Accounting Pronouncements of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2010. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended September 30, 2010 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended September 30, 2010.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Date: February 3, 2011

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 3, 2011

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	3.02	Amended and Restated Bylaws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(10)	10.01	Summary of 2011 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 23, 2010).
(31)	31.01	Rule 13a-14(a)/15d-14(a) Certification.
	31.02	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01	Section 1350 Certifications.