Form 10-Q
period 2011-03-31
HAYNES INTERNATIONAL INC
filed 2011-05-05
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2011

or

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

As of May 1, 2011, the registrant had 12,203,346 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1        FINANCIAL INFORMATION

Item 1.    Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2010	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$63,968	$47,312
Restricted cash—current portion	110	—
Accounts receivable, less allowance for doubtful accounts of $1,116 and $1,160 respectively	62,851	84,047
Inventories	231,783	239,964
Income taxes receivable	698	1,914
Deferred income taxes	10,554	10,531
Other current assets	1,666	3,464
Total current assets	371,630	387,232
Property, plant and equipment, net	107,043	107,728
Deferred income taxes—long term portion	62,446	59,255
Prepayments and deferred charges	3,753	2,945
Intangible assets, net	6,671	6,399
Total assets	$551,543	$563,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,284	$43,655
Accrued expenses	15,780	13,282
Accrued pension and postretirement benefits	18,758	18,758
Deferred revenue — current portion	2,500	2,500
Current maturities of long-term obligations	109	—
Total current liabilities	71,431	78,195
Long-term obligations (less current portion)	1,324	1,324
Deferred revenue (less current portion)	37,829	36,579
Non-current income taxes payable	308	308
Accrued pension and postretirement benefits	174,802	171,332
Total liabilities	285,694	287,738
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,144,079 and 12,203,346 shares issued and outstanding at September 30, 2010 and March 31, 2011, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	229,197	230,921
Accumulated earnings	102,677	109,273
Accumulated other comprehensive loss	(66,037)	(64,385)
Total stockholders’ equity	265,849	275,821
Total liabilities and stockholders’ equity	$551,543	$563,559

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011

Net revenues	$94,619	$139,114	$175,627	$245,465
Cost of sales	84,429	118,521	158,592	207,003
Gross profit	10,190	20,593	17,035	38,462
Selling, general and administrative expense	7,977	10,158	16,163	19,278
Research and technical expense	712	862	1,361	1,615
Operating income (loss)	1,501	9,573	(489)	17,569
Interest income	(69)	(21)	(114)	(101)
Interest expense	39	30	87	59
Income (loss) before income taxes	1,531	9,564	(462)	17,611
Provision for (benefit from) income taxes	575	3,348	(132)	6,139
Net income (loss)	$956	$6,216	$(330)	$11,472
Net income (loss) per share:
Basic	$0.08	$0.52	$(0.03)	$0.95
Diluted	$0.08	$0.51	$(0.03)	$0.94
Weighted average shares outstanding:
Basic	12,049,779	12,065,012	12,049,779	12,057,411
Diluted	12,157,971	12,231,594	12,049,779	12,214,595

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2010	2011	2010	2011
Net income (loss)	$956	$6,216	$(330)	$11,472
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,303)	1,446	(2,171)	1,652
Comprehensive income (loss)	$(1,347)	$7,662	$(2,501)	$13,124

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(330)	$11,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,619	5,599
Amortization	279	272
Stock compensation expense	746	920
Excess tax benefit from option exercises	—	(139)
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	(322)	3,064
Loss on disposal of property	157	51
Change in assets and liabilities:
Accounts receivable	(7,505)	(20,489)
Inventories	(23,387)	(7,034)
Other assets	(1,690)	(935)
Accounts payable and accrued expenses	22,062	6,541
Income taxes	8,582	(938)
Accrued pension and postretirement benefits	(4,232)	(3,481)
Net cash used in operating activities	(1,271)	(6,347)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,042)	(6,447)
Change in restricted cash	110	110
Net cash used in investing activities	(6,932)	(6,337)

Cash flows from financing activities:
Dividends paid	(4,849)	(4,876)
Proceeds from exercise of stock options	—	665
Excess tax benefit from option exercises	—	139
Changes in long-term obligations	(105)	(109)
Net cash used in financing activities	(4,954)	(4,181)

Effect of exchange rates on cash	(184)	209
Decrease in cash and cash equivalents	(13,341)	(16,656)

Cash and cash equivalents, beginning of period	105,095	63,968
Cash and cash equivalents, end of period	$91,754	$47,312

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$32	$4
Income taxes paid (refunded), net	$297	$3,957
Capital expenditures incurred but not yet paid	$1,017	$578

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2011 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued in the first six months of fiscal 2011.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2010	March 31, 2011
Raw Materials	$20,226	$23,906
Work-in-process	126,626	129,277
Finished Goods	83,971	85,894
Other	960	887
	$231,783	$239,964

Note 4.   Income Taxes

Income tax expense for the three and six months ended March 31, 2010 and 2011, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended March 31, 2011 was 35.0% compared to 37.6% in the same period of fiscal 2010. The effective tax rate for the six months ended March 31, 2011 was 34.9% compared to 28.6% in the same period of fiscal 2010.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2010	2011	2010	2011	2010	2011	2010	2011
Service cost	$899	$904	$51	$66	$1,798	$1,807	$103	$132
Interest cost	2,809	2,548	1,205	1,172	5,673	5,722	2,410	2,344
Expected return	(2,566)	(2,662)	—	—	(5,185)	(6,067)	—	—
Amortizations	1,437	1,704	(949)	(771)	2,883	3,535	(1,899)	(1,541)
Net periodic benefit cost	$2,579	$2,494	$307	$467	$5,169	$4,997	$614	$935

The Company contributed $6,360 to Company sponsored domestic pension plans, $2,520 to its other post-retirement benefit plans and $477 to the U.K. pension plan for the six months ended March 31, 2011.  The Company presently expects future contributions of $6,360 to its domestic pension plans, $2,480 to its other post-retirement benefit plans and $466 to the U.K. pension plan for the remainder of fiscal 2011.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and, that if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

As of March 31, 2011 and September 30, 2010, the Company has accrued $1,448 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,884 which was then discounted using an appropriate discount rate.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement.  TIMET may exercise an option to have ten million additional pounds  of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity.  In addition to the volume commitment, the Company has granted TIMET a security interest in its four-high steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements.  The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing).  The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.  The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the upfront fee.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the upfront fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

Note 8.    Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value of a trademark exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $279 and $272 for the six months ended March 31, 2010 and 2011, respectively.

The following represents a summary of intangible assets at September 30, 2010 and March 31, 2011:

September 30, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,333)	$2,334
Trademarks	3,800	—	3,800
Non-compete	1,090	(664)	426
Other	316	(205)	111
	$13,873	$(7,202)	$6,671

March 31, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,473)	$2,194
Trademarks	3,800	—	3,800
Non-compete	1,090	(740)	350
Other	316	(261)	55
	$13,873	$(7,474)	$6,399

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2011 (remainder of fiscal year)	$273
2012	359
2013	350
2014	350
2015	328
2016	279

Note 9.   Net Income (Loss) Per Share

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands except share and per share data)	2010	2011	2010	2011
Numerator:
Net Income (loss)	$956	$6,216	$(330)	$11,472
Denominator:
Weighted average shares outstanding - Basic	12,049,779	12,065,012	12,049,779	12,057,411
Effect of dilutive stock options	56,192	90,032	53,805	80,634
Effect of restricted stock shares with no performance goal	52,000	76,550	52,000	76,550
Adjustment for net loss	—	—	(105,805)	—
Weighted average shares outstanding - Diluted	12,157,971	12,231,594	12,049,779	12,214,595

Basic net income (loss) per share	$0.08	$0.52	$(0.03)	$0.95
Diluted net income (loss) per share	$0.08	$0.51	$(0.03)	$0.94

Number of stock option shares excluded as their effect would be anti-dilutive	219,132	82,660	213,316	148,810
Number of restricted stock shares excluded as their performance goal is not yet met	42,300	50,950	42,300	50,950

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

On November 24, 2010 and December 21, 2010, the Company granted 34,000 and 4,000 shares respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the shares of common stock subject to the November and December grants was $40.26 and $41.55 per share, respectively, the closing price of the Company’s common stock on the day of the grant.

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2011:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2010	94,300	$25.71
Granted	38,000	40.40
Forfeited / Canceled	(4,800)	30.10
Vested	—
Unvested at March 31, 2011	127,500	$29.92
Expected to vest	101,900	$32.96

Compensation expense related to restricted stock for the three months ended March 31, 2010 and 2011 was $162 and $280, respectively, and for the six months ended March 31, 2010 and 2011 was $192 and $459, respectively. The remaining unrecognized compensation expense at March 31, 2011 was $2,322 to be recognized over a weighted average period of 2.33 years. Compensation expense is not being recorded on a March 31, 2009 grant of 25,600 shares to employees as it continues to be not probable that the performance goal will be achieved.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first six months of fiscal 2011:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 24, 2010	$21.43	1.99%	0.69%	90%	3 years

On November 24, 2010, the Company granted 27,400 options at an exercise price of $40.26, the fair market value of the Company’s common stock the day of the grant. During the first six months of fiscal 2011, 26,067 options were exercised and 20,134 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2010 and 2011 was $224 and $260, respectively, and for the six months ended March 31, 2010 and 2011 was $554 and $461, respectively.  The remaining unrecognized compensation expense at March 31, 2011 was $962 to be recognized over a weighted average vesting period of 0.82 years.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2011:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2010	394,321		$38.25
Granted	27,400		$40.26
Exercised	(26,067)
Canceled	(20,134)
Outstanding at March 31, 2011	375,520	$7,443	$38.40	6.42 yrs.
Vested or expected to vest	362,945	$7,443	$38.40	6.42 yrs.
Exercisable at March 31, 2011	303,321	$5,878	$39.50	5.85 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	3.42	86,886	86,886
February 21, 2006	29.25	4.92	8,334	8,334
March 31, 2006	31.00	5.00	10,000	10,000
March 30, 2007	72.93	6.00	59,500	59,500
March 31, 2008	54.00	7.00	81,000	81,000
October 1, 2008	46.83	7.50	20,000	13,334
March 31, 2009	17.82	8.00	48,900	32,600
January 8, 2010	34.00	8.75	35,000	11,667
November 24, 2010	40.26	9.67	25,900	—
			375,520	303,321

Note 11.    Dividend

In the second quarter of fiscal 2011, the Company declared and paid a quarterly cash dividend. The dividend of $0.20 per outstanding share of the Company’s common stock was paid March 15, 2011 to stockholders of record at the close of business on March 1, 2011.  The dividend cash pay-out was $2,441 for the quarter based on shares outstanding.

On May 5, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2011 to stockholders of record at the close of business on June 1, 2011.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and March 31, 2011:

	Fair Value Measurements at Reporting Date Using:
September 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$63,968	$—	$—	$63,968

	Fair Value Measurements at Reporting Date Using:
March 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$47,312	$—	$—	$47,312

The Company had no Level 3 assets as of September 30, 2010 or March 31, 2011.

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

Dividend

In the second quarter of fiscal 2011, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock. The dividend was paid March 15, 2011 to stockholders of record at the close of business on March 1, 2011.  The dividend cash payout was approximately $2.4 million for the quarter based on shares outstanding, and equal to approximately $9.8 million on an annualized basis.

On May 5, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2011 to stockholders of record at the close of business on June 1, 2011.

Outlook

General

Net revenues, volume and net income improved from quarter-to-quarter through fiscal 2010. The trend of sequential improvement in net revenues continued in the first quarter of fiscal 2011, however, the volume and net income amounts in the first quarter of fiscal 2011 decreased slightly from the fourth quarter of fiscal 2010. Contributing to the lower volume for the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010 was a reduced number of production and ship days due to planned equipment downtime, holidays and vacations. The decrease in net income in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010 was due to cost associated with the European restructuring, the manufacturing manpower additions in the first quarter of fiscal 2011 and the lower absorption for the reasons previously noted. In the second quarter of fiscal 2011 net revenues increased by $32.8 million, volume increased by 2.0 million pounds and net income increased by $1.0 million, in each case compared to the first quarter of fiscal 2011. The 44.5% increase in volume from the first quarter to the second quarter of fiscal 2011 was the result of an increase in the number of large project shipments in the second quarter, particularly in the “Chemical Processing” market and the “Other” market categories. Although net income in the second quarter of fiscal 2011 was higher than in the first quarter of fiscal 2011 the gross profit margin percentage was 2.0% lower in the second quarter due to the increased number of large projects invoiced in the second quarter as compared to the first quarter.

Management expects that net revenues for the third and fourth quarters of fiscal 2011 will approximate the levels of the second quarter, while volume in each of those quarters is expected to be slightly lower than the volume in the second quarter. However, management anticipates sequential improvement in net income for each of the third and fourth quarters of fiscal 2011 due to fewer large project orders compared to second quarter, a corresponding increase in the amount of transactional business as compared to the second quarter, and the impact of price increases instituted in the second quarter, which should begin to impact the Company’s net income in the third quarter and to an increasing extent in the fourth quarter.

Backlog

Backlog dollars were $241.7 million at March 31, 2011, an increase of approximately 44.7% from $167.0 million at December 31, 2010 due to strong order entry activity during the second quarter.  This increase is the result of a 39.6% increase in backlog pounds and a 3.7% increase in backlog average selling price.

The backlog dollars improved in the second quarter due to both a substantial increase in the aerospace and chemical processing market backlogs and because of an improvement in the product mix reflective of higher value alloys and forms.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased during the second quarter of fiscal 2011 as compared to the first quarter of fiscal 2011 primarily as a result of an increase in  the accounts receivable due to the 30.8% increase in sales between the first and second quarter. The increase in accounts receivable in the second quarter was partially offset by the decline in inventory for the quarter. Both inventory turns and days sales outstanding improved in the second quarter of fiscal 2011. Management expects that both accounts receivable and inventories will moderately decline through the balance of the fiscal year.

Competition and Pricing

The Company continues to experience price competition in the marketplace, predominantly associated with mill-direct project business. This competition continues to require the Company to aggressively price large quantity and project business orders, which reduces the Company’s gross profit margin and net income.

Average product selling price decreased 7.7% from the first quarter to the second quarter of fiscal 2011. The average selling price in the second quarter was impacted by the competitively priced project business and the volatility of raw material prices, which tempered price increases. The Company initiated price increases during the second quarter applicable to base prices to recover both the rising cost of raw material and non-raw material items. In addition, the Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and focusing on delivery lead-times and reliability.

Gross Profit Margin Performance

Gross profit margins and gross profit margin percentages have improved in the first half of fiscal 2011 compared to the first half of fiscal 2010 due to a combination of rising volume, improved product mix, improved cost structure and an improving market environment.  Service center transactional business volumes and prices have also improved, particularly in the aerospace market, due to the end of inventory destocking by the Company’s customers and an increase in the commercial aircraft build rate.

When comparing the trend of gross profit margin and gross profit margin percentages from the first quarter of fiscal 2011 to the second quarter, the gross profit margin increased by $2.7 million, however, the gross profit margin percentage was 2.0% lower in the second quarter due to the increased number of large projects invoiced in the second quarter as compared to the first quarter. Gross profit margin percentages are expected to improve in subsequent quarters with the expected decline in project business offset by projected increases in higher margin transactional business.

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2010 and 2011
	Quarter Ended
(in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net Revenues	$81,008	$94,619	$101,271	$104,645	$106,351	$139,114
Gross Profit Margin	$6,845	$10,190	$16,854	$19,942	$17,869	$20,593
Gross Profit Margin %	8.5%	10.8%	16.6%	19.1%	16.8%	14.8%

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

	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Backlog (1)
Dollars (in thousands)	$110,406	$124,571	$130,885	$147,958	$166,990	$241,661
Pounds (in thousands)	4,915	5,805	5,675	5,997	6,911	9,648
Average selling price per pound	$22.46	$21.46	$23.06	$24.67	$24.16	$25.05

Average nickel price per pound
London Metals Exchange(2)	$7.75	$10.19	$8.79	$10.26	$10.94	$12.16

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

	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net revenues (in thousands)
Aerospace	$28,375	$33,495	$36,739	$39,793	$44,537	$48,953
Chemical processing	20,828	18,333	27,461	21,062	20,591	37,238
Land-based gas turbines	14,966	20,028	18,412	20,802	21,541	27,724
Other markets	13,080	19,426	15,540	20,021	15,217	21,985
Total product revenue	77,249	91,282	98,152	101,678	101,886	135,900
Other revenue	3,759	3,337	3,119	2,968	4,465	3,214
Net revenues	$81,008	$94,619	$101,271	$104,646	$106,351	$139,114

Shipments by markets (in thousands of pounds)
Aerospace	1,221	1,435	1,581	1,739	1,688	2,008
Chemical processing	1,155	811	1,372	870	914	1,846
Land-based gas turbines	946	1,291	1,106	1,252	1,199	1,664
Other markets	605	867	665	906	610	855
Total shipments	3,927	4,404	4,724	4,767	4,411	6,373

Average selling price per pound
Aerospace	$23.24	$23.34	$23.24	$22.88	$26.38	$24.38
Chemical processing	18.03	22.61	20.02	24.21	22.53	20.17
Land-based gas turbines	15.82	15.51	16.65	16.62	17.97	16.66
Other markets	21.62	22.41	23.37	22.10	24.95	25.71
Total product (excluding other revenue)	19.67	20.73	20.78	21.33	23.10	21.32
Total average selling price (including other revenue)	20.63	21.48	21.44	21.95	24.11	21.83

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	March 31,				Change
($ in thousands)	2010		2011		Amount	%
Net revenues	$94,619	100.0%	$139,114	100.0%	$44,495	47.0%
Cost of sales	84,429	89.2%	118,521	85.2%	34,092	40.4%
Gross profit	10,190	10.8%	20,593	14.8%	10,403	102.1%
Selling, general and administrative expense	7,977	8.4%	10,158	7.3%	2,181	27.3%
Research and technical expense	712	0.8%	862	0.6%	150	21.1%
Operating income	1,501	1.6%	9,573	6.9%	8,072	537.8%
Interest income	(69)	(0.1)%	(21)	(0.0)%	(48)	(69.6)%
Interest expense	39	0.0%	30	0.0%	(9)	(23.1)%
Income before income taxes	1,531	1.6%	9,564	6.9%	8,033	524.7%
Provision for income taxes	575	0.6%	3,348	2.4%	2,773	482.3%
Net income	$956	1.0%	$6,216	4.5%	5,260	550.2%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended March 31,		Change
By market	2010	2011	Amount	%
Net revenues (in thousands)
Aerospace	$33,495	$48,953	$15,458	46.2%
Chemical processing	18,333	37,238	18,905	103.1%
Land-based gas turbines	20,028	27,724	7,696	38.4%
Other markets	19,426	21,985	2,559	13.2%
Total product revenue	91,282	135,900	44,618	48.9%
Other revenue	3,337	3,214	(123)	(3.7)%
Net revenues	$94,619	$139,114	$44,495	47.0%

Pounds by markets (in thousands)
Aerospace	1,435	2,008	573	39.9%
Chemical processing	811	1,846	1035	127.6%
Land-based gas turbines	1,291	1,664	373	28.9%
Other markets	867	855	(12)	(1.4)%
Total shipments	4,404	6,373	1,969	44.7%

Average selling price per pound
Aerospace	$23.34	$24.38	$1.04	4.5%
Chemical processing	22.61	20.17	(2.44)	(10.8)%
Land-based gas turbines	15.51	16.66	1.15	7.4%
Other markets	22.41	25.71	3.30	14.7%
Total product (excluding other revenue)	20.73	21.32	0.59	2.8%
Total average selling price (including other revenue)	21.48	21.83	0.35	1.6%

Net Revenues. Net revenues were $139.1 million in the second quarter of fiscal 2011, an increase of 47.0% from $94.6 million in the same period of fiscal 2010.   Volume was 6.4 million pounds in the second quarter of fiscal 2011, an increase of 44.7% from 4.4 million pounds in the same period of fiscal 2010.  The aggregate average selling price was $21.83 per pound in the second quarter of fiscal 2011, an increase of 1.6% from $21.48 per pound in the same period of fiscal 2010.  Average selling price increased due to improved customer demand, improved product mix and rising raw material costs while volume increased due to improved customer demand.  The Company’s consolidated backlog was $241.7 million at March 31, 2010, an increase of 44.7% from $167.0 million at December 31, 2010.  This increase reflects a 39.6% increase in backlog pounds combined with a 3.7% increase in backlog average selling price.

Sales to the aerospace market were $49.0 million in the second quarter of fiscal 2011, an increase of 46.2% from $33.5 million in the same period of fiscal 2010, due to a 39.9% increase in volume combined with a 4.5% increase in the average selling price per pound. The volume increase reflects improving market demand. The increase in the average selling price per pound is due to increased customer demand and higher raw material costs.

Sales to the chemical processing market were $37.2 million in the second quarter of fiscal 2011, an increase of 103.1% from $18.3 million in the same period of fiscal 2010, due to a 127.6% increase in volume, which was partially offset by a 10.8% decrease in the average selling price per pound.  Volume was affected by the project-oriented nature of the market where the comparisons of volume shipped between quarters can be affected by timing, quantity and order size of the project business, which also affects average selling price per pound.  In the second quarter of fiscal 2011, there was a higher level of project business for lower cost alloys versus the comparable quarter of fiscal 2010, which increased volume and lowered average selling price per pound.

Sales to the land-based gas turbine market were $27.7 million in the second quarter of fiscal 2011, an increase of 38.4% from $20.0 million for the same period of fiscal 2010, due to a 28.9% increase in volume combined with an increase of 7.4% in the average selling price per pound. The increases in both volume and average selling price are due to improved original equipment manufacturer activity, primarily in the marine and pipeline applications of land-based gas turbines.

Sales to other markets were $22.0 million in the second quarter of fiscal 2011, an increase of 13.2% from $19.4 million in the same period of fiscal 2010, due to a 14.7% increase in average selling price per pound partially offset by a 1.4% decrease in volume.  The increase in the average selling price reflects a change to a higher-value alloy and form mix shipped into the other markets category.

Other Revenue. Other revenue was $3.2 million in the second quarter of fiscal 2011, a decrease of 3.7% from $3.3 million in the same period of fiscal 2010.

Cost of Sales. Cost of sales was $118.5 million, or 85.2% of net revenues, in the second quarter of fiscal 2011 compared to $84.4 million, or 89.2% of net revenues, in the same period of fiscal 2010. Cost of sales in the second quarter of fiscal 2011 increased by $34.1 million as compared to the same period of fiscal 2010 due to higher volume, higher raw material costs and increased production staffing to meet increased product demand.  This increase was partially offset by increased absorption of fixed manufacturing costs as a result of higher production volumes, particularly of sheet product.

Selling, General and Administrative Expense. Selling, general and administrative expense was $10.2 million for the second quarter of fiscal 2011, an increase of $2.2 million, or 27.3%, from $8.0 million in the same period of fiscal 2010.  A portion of the increases were due to higher personnel costs as a result of headcount additions, salary increases, recruiting and relocation costs. Also increasing were sales, marketing and additional administrative expenses.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.3% for the second quarter of fiscal 2011 compared to 8.4% for the same period of fiscal 2010 due primarily to increased revenues.

Research and Technical Expense. Research and technical expense was $0.9 million, or 0.6% of revenue, for the second quarter of fiscal 2011, an increase of $0.2 million from $0.7 million, or 0.8% of net revenues, in the same period of fiscal 2010.

Operating Income. As a result of the above factors, operating income in the second quarter of fiscal 2011 was $9.6 million compared to operating income of $1.5 million in the same period of fiscal 2010.

Income Taxes. Income taxes were an expense of $3.3 million in the second quarter of fiscal 2011, an increase of $2.8 million from $0.6 million in the same period of fiscal 2010, due to higher pretax income generated in fiscal 2011.  The effective tax rate for the second quarter of fiscal 2011 was 35.0%, compared to 37.6% in the same period of fiscal 2010 primarily due to lower state tax rates and higher manufacturing deduction.

Net Income. As a result of the above factors, net income in the second quarter of fiscal 2011 was $6.2 million, an increase of $5.2 million from $1.0 million in the same period of fiscal 2010.

Results of Operations for the Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

	Six Months Ended
	March 31,				Change
($ in thousands)	2010		2011		Amount	%
Net revenues	$175,627	100.0%	$245,465	100.0%	$69,838	39.8%
Cost of sales	158,592	90.3%	207,003	84.3%	48,411	30.5%
Gross profit	17,035	9.7%	38,462	15.7%	21,427	125.8%
Selling, general and administrative expense	16,163	9.2%	19,278	7.9%	3,115	19.3%
Research and technical expense	1,361	0.8%	1,615	0.7%	254	18.7%
Operating income (loss)	(489)	(0.3)%	17,569	7.2%	18,058	3692.8%
Interest income	(114)	(0.1)%	(101)	(0.0)%	(13)	(11.4)%
Interest expense	87	0.0%	59	0.0%	(28)	(32.2)%
Income (loss) before income taxes	(462)	(0.3)%	17,611	7.2%	18,073	3911.9%
Provision for (benefit from) income taxes	(132)	(0.1)%	6,139	2.5%	6,271	4750.8%
Net income (loss)	$(330)	(0.2)%	$11,472	4.7%	$11,802	3576.4%

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Six Months Ended
	March 31,		Change
By market	2010	2011	Amount	%
Net revenues (in thousands)
Aerospace	$61,870	$93,490	$31,620	51.1%
Chemical processing	39,161	57,829	18,668	47.7%
Land-based gas turbines	34,994	49,265	14,271	40.8%
Other markets	32,506	37,202	4,696	14.4%
Total product revenue	168,531	237,786	69,255	41.1%
Other revenue	7,096	7,679	583	8.2%
Net revenues	$175,627	$245,465	$69,838	39.8%

Pounds by markets (in thousands)
Aerospace	2,656	3,696	1,040	39.2%
Chemical processing	1,966	2,760	794	40.4%
Land-based gas turbines	2,237	2,863	626	28.0%
Other markets	1,472	1,465	(7)	(0.5)%
Total shipments	8,331	10,784	2,453	29.4%

Average selling price per pound
Aerospace	$23.29	$25.29	$2.00	8.6%
Chemical processing	19.92	20.95	1.03	5.2%
Land-based gas turbines	15.64	17.21	1.57	10.0%
Other markets	22.08	25.39	3.31	15.0%
Total product (excluding other revenue)	20.23	22.05	1.82	9.0%
Total average selling price (including other revenue)	21.08	22.76	1.68	8.0%

Net Revenues. Net revenues were $245.5 million in the first six months of fiscal 2011, an increase of 39.8% from $175.6 million in the same period of fiscal 2010 due to increases in volume and average selling price per pound.   Volume was 10.8 million pounds in the first six months of fiscal 2011, an increase of 29.4% from 8.3 million pounds in the same period of fiscal 2010.  The aggregate average selling price was $22.76 per pound in the first six months of fiscal 2011, an increase of 8.0% from $21.08 per pound in the same period of fiscal 2010.  Average selling price increased due to improved customer demand, improved product mix and rising raw material costs while volume increased due to improved customer demand. The Company’s consolidated backlog was $241.7 million at March 31, 2011, an increase of 63.3% from $148.0 million at September 30, 2010.  This increase reflects the combination of a 60.9% increase in backlog pounds and a 1.5% increase in backlog average selling price.

Sales to the aerospace market were $93.5 million in the first six months of fiscal 2011, an increase of 51.1% from $61.9 million in the same period of fiscal 2010, due to a 39.2% increase in volume combined with an 8.6% increase in the average selling price per pound. The increase in the average selling price per pound is due to increased customer demand and higher raw material costs while the increase in volume is due to improved customer demand.

Sales to the chemical processing market were $57.8 million in the first six months of fiscal 2011, an increase of 47.7% from $39.2 million in the same period of fiscal 2010, due to a 40.4% increase in volume  and a 5.2% increase in the average selling price per pound.  Volume increased due to increases in project business attributed to an improving economic environment and new application development.

Sales to the land-based gas turbine market were $49.3 million in the first six months of fiscal 2011, an increase of 40.8% from $35.0 million for the same period of fiscal 2010, due to an increase of 10.0% in the average selling price per pound combined with a 28.0% increase in volume. The increase in both volume and average selling price is due to increased original equipment manufacturer activity and rising raw material prices.

Sales to other markets were $37.2 million in the first six months of fiscal 2011, an increase of 14.4% from $32.5 million in the same period of fiscal 2010, due to a 15.0% increase in average selling price per pound partially offset by a 0.5% decrease in volume.  The increase in average selling price reflects a change to a mix of higher value alloy and forms sold into the other market category.

Other Revenue. Other revenue was $7.7 million in the first six months of fiscal 2011, an increase of 8.2% from $7.1 million in the same period of fiscal 2010. The increase is due primarily to higher conversion and miscellaneous sales.

Cost of Sales. Cost of sales was $207.0 million, or 84.3% of net revenues, in the first six months of fiscal 2011 compared to $158.6 million, or 90.3% of net revenues, in the same period of fiscal 2010. Cost of sales in the first six months of fiscal 2011 increased by $48.4 million as compared to the same period of fiscal 2010 due to higher volume, higher raw material costs and increased production staffing to meet increased demand.  This increase was partially offset by increased absorption of fixed manufacturing costs as a result of higher production volumes, particularly that of sheet product.  Cost of sales as a percentage of net revenues decreased in the first six months of fiscal 2011 as compared to the same period of fiscal 2010 due to improving customer demand.

Selling, General and Administrative Expense. Selling, general and administrative expense was $19.3 million for the first six months of fiscal 2011, an increase of $3.1 million, or 19.3%, from $16.2 million in the same period of fiscal 2010.  A portion of the increases were due to higher personnel costs as a result of headcount additions, salary increases, recruiting and relocation costs. Also increasing were sales, marketing and additional administrative expenses.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.9% for the first six months of fiscal 2011 compared to 9.2% for the same period of fiscal 2010 due to increased revenues.

Research and Technical Expense. Research and technical expense was $1.6 million, or 0.7% of revenue, for the first six months of fiscal 2011, an increase of $0.2 million from $1.4 million, or 0.8% of net revenues, in the same period of fiscal 2010.

Operating Income (Loss). As a result of the above factors, operating income in the first six months of fiscal 2011 was $17.6 million compared to an operating loss of $(0.5) million in the same period of fiscal 2010.

Income Taxes. Income taxes were an expense of $6.1 million in the first six months of fiscal 2011, an increase of $6.3 million from a benefit of $0.1 million in the same period of fiscal 2010, due to pretax income generated in fiscal 2011.  The effective tax rate for the first six months of fiscal 2011 was 34.9%, compared to 28.6% in the same period of fiscal 2010, due primarily to the prior year impact of permanent items on near breakeven pretax income.

Net Income (Loss). As a result of the above factors, net income in the first six months of fiscal 2011 was $11.5 million, an increase of $11.8 million from a net loss of $(0.3) million in the same period of fiscal 2010.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2011, the Company’s primary sources of cash were cash on-hand and cash from operations as detailed below.  At March 31, 2011, the Company had cash and cash equivalents of $47.3 million compared to cash and cash equivalents of $64.0 million at September 30, 2010.

Net cash used in operating activities was $6.3 million in the first six months of fiscal 2011 compared to $1.3 million in the same period of fiscal 2010.  Items contributing to the difference include cash used by higher accounts receivable of $20.5 million which was $13.0 million higher than cash used from accounts receivable in the same period of fiscal 2010.  Cash used from increased inventory balances (net of foreign currency fluctuation) of $7.0 million was $16.4 million lower than cash used from inventory balances in the same period of fiscal 2010.  Inventory has increased to support the Company’s increased order entry, higher backlog levels and higher raw material costs. Cash generated from operations was favorably impacted by net income of $11.5 million, compared to a net loss of $0.3 million in the same period of fiscal 2010. Net cash used in investing activities was $6.3 million in the first six months of fiscal 2011 compared to $6.9 million in the first six months of fiscal 2010 as a result of lower capital expenditures.  Net cash used in financing activities in the first six months of fiscal 2011 included dividend payments of $4.9 million.

Future sources of liquidity

The Company’s sources of cash for fiscal 2011 are expected to consist primarily of cash generated from operations, cash on-hand, and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2011, the Company had cash of $47.3 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility: The Company and Wells Fargo Capital Finance, LLC (as successor by merger to Wachovia Capital Finance) (“Wells Fargo”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wells Fargo dated August 31, 2004. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo, National Association’s “prime rate”, plus up to 2.25% per annum (depending on excess availability), or an adjusted LIBOR rate, plus up to 3.0% per annum (depending on excess availability). In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. During the six month period ended March 31, 2011 and as of that date, there were no amounts outstanding under the U.S. revolving credit facility. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of March 31, 2011, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement. The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s foreign subsidiaries.

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2011:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations(1)
Credit facility fees	$255	$255	$—	$—	$—
Operating lease obligations	11,086	2,763	3,269	2,211	2,843
Capital lease obligations	288	33	66	66	123
Raw material contracts	68,915	68,915	—	—	—
Mill supplies contracts	61	61	—	—	—
Capital projects	11,016	11,016	—	—	—
Environmental post-closure monitoring	1,448	122	252	246	828
External product conversion source	4,400	600	1,200	1,200	1,400
Pension plan(2)	57,103	14,443	26,220	16,440	—
Non-qualified pension plan	861	95	190	190	386
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Total	$205,433	$103,303	$41,197	$30,353	$30,580

(1)    Taxes are not included in the table.  The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As of March 31, 2011, the non-current income taxes payable was $308.  It is not possible to determine in which period the tax liability might be paid out.

(2)    The Company has a funding obligation to contribute $56,160 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company. The Company expects its U.K. subsidiary to contribute $943 over the following twelve months to the U.K. Pension Plan.

(3)    Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note2. New Accounting Pronouncements of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2011. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended September 30, 2010 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2011, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended September 30, 2010.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Date: May 5, 2011

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: May 5, 2011

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