Form 10-Q
period 2011-06-30
HAYNES INTERNATIONAL INC
filed 2011-08-04
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

As of August 1, 2011, the registrant had 12,205,679 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q

PART 1                 FINANCIAL INFORMATION

Item 1.            Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2010	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$63,968	$52,039
Restricted cash—current portion	110	—
Accounts receivable, less allowance for doubtful accounts of $1,116 and $1,211, respectively	62,851	87,649
Inventories	231,783	259,721
Income taxes receivable	698	—
Deferred income taxes	10,554	10,542
Other current assets	1,666	3,184
Total current assets	371,630	413,135
Property, plant and equipment, net	107,043	109,485
Deferred income taxes—long term portion	62,446	57,068
Prepayments and deferred charges	3,753	2,540
Intangible assets, net	6,671	6,262
Total assets	$551,543	$588,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,284	$57,403
Accrued expenses	15,780	18,893
Accrued pension and postretirement benefits	18,758	18,758
Deferred revenue — current portion	2,500	2,500
Current income taxes payable	—	37
Current maturities of long-term obligations	109	—
Total current liabilities	71,431	97,591
Long-term obligations (less current portion)	1,324	1,324
Deferred revenue (less current portion)	37,829	35,954
Non-current income taxes payable	308	308
Accrued pension and postretirement benefits	174,802	169,901
Total liabilities	285,694	305,078
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,144,079 and 12,205,679 shares issued and outstanding at September 30, 2010 and June 30, 2011, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	229,197	231,397
Accumulated earnings	102,677	115,229
Accumulated other comprehensive loss	(66,037)	(63,226)
Total stockholders’ equity	265,849	283,412
Total liabilities and stockholders’ equity	$551,543	$588,490

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Net revenues	$101,271	$143,122	$276,898	$388,587
Cost of sales	84,417	117,801	243,009	324,804
Gross profit	16,854	25,321	33,889	63,783
Selling, general and administrative expense	9,480	10,710	25,643	29,988
Research and technical expense	637	733	1,998	2,348
Operating income	6,737	13,878	6,248	31,447
Interest income	(43)	(89)	(157)	(190)
Interest expense	36	37	123	96
Income before income taxes	6,744	13,930	6,282	31,541
Provision for income taxes	2,997	5,533	2,865	11,672
Net income	$3,747	$8,397	$3,417	$19,869
Net income per share:
Basic	$0.31	$0.70	$0.28	$1.65
Diluted	$0.31	$0.69	$0.28	$1.63
Weighted average shares outstanding:
Basic	12,049,779	12,077,102	12,049,779	12,063,975
Diluted	12,161,957	12,230,436	12,157,708	12,219,876

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30 ,		Nine Months Ended June 30 ,
	2010	2011	2010	2011
Net income	$3,747	$8,397	$3,417	$19,869
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,340)	1,159	(3,511)	2,811
Comprehensive income (loss)	$2,407	$9,556	$(94)	$22,680

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$3,417	$19,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,458	8,383
Amortization	419	409
Stock compensation expense	1,142	1,350
Excess tax benefit from option exercises	—	(144)
Deferred revenue	(1,874)	(1,875)
Deferred income taxes	1,139	5,176
Loss on disposal of property	157	48
Change in assets and liabilities:
Accounts receivable	(7,782)	(23,622)
Inventories	(54,945)	(26,247)
Other assets	(555)	(205)
Accounts payable and accrued expenses	17,493	24,726
Income taxes	9,685	1,075
Accrued pension and postretirement benefits	(6,256)	(4,907)
Net cash provided by (used in) operating activities	(29,502)	4,036

Cash flows from investing activities:
Additions to property, plant and equipment	(9,413)	(9,795)
Change in restricted cash	110	110
Net cash used in investing activities	(9,303)	(9,685)

Cash flows from financing activities:
Dividends paid	(7,278)	(7,317)
Proceeds from exercise of stock options	—	706
Excess tax benefit from option exercises	—	144
Changes in long-term obligations	(103)	(109)
Net cash used in financing activities	(7,381)	(6,576)

Effect of exchange rates on cash	(319)	296
Decrease in cash and cash equivalents	(46,505)	(11,929)
Cash and cash equivalents, beginning of period	105,095	63,968
Cash and cash equivalents, end of period	$58,590	$52,039

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$40	$13
Income taxes paid, net	$839	$5,325
Capital expenditures incurred but not yet paid	$446	$1,498

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2011 or any other interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update revises the manner in which entities present comprehensive income in their financial statements. Entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2010	June 30, 2011
Raw Materials	$20,226	$32,544
Work-in-process	126,626	136,442
Finished Goods	83,971	89,818
Other	960	917
	$231,783	$259,721

Note 4.   Income Taxes

Income tax expense for the three and nine months ended June 30, 2010 and 2011, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended June 30, 2011 was 39.7% compared to 44.4% in the same period of fiscal 2010. The effective tax rate for the nine months ended June 30, 2011 was 37.0% compared to 45.6% in the same period of fiscal 2010. During the third quarter, Indiana enacted a corporate income tax rate decrease from 8.5% to 6.5% to be phased in over a period of four years. Additional income tax expense of $732 was recorded this quarter reflecting our estimate of the decrease of the deferred tax asset, due to the lower state income tax rate. The prior year third quarter effective tax rate of 44.4% was primarily due to the impact of fixed permanent items on lower pretax earnings.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2010 and 2011 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2010	2011	2010	2011	2010	2011	2010	2011
Service cost	$898	$902	$51	$67	$2,696	$2,709	$154	$199
Interest cost	2,752	2,824	1,205	1,172	8,425	8,546	3,615	3,516
Expected return	(2,511)	(2,989)	—	—	(7,696)	(9,056)	—	—
Amortizations	1,430	1,768	(949)	(771)	4,313	5,303	(2,848)	(2,312)
Net periodic benefit cost	$2,569	$2,505	$307	$468	$7,738	$7,502	$921	$1,403

The Company contributed $9,540 to Company sponsored domestic pension plans, $3,471 to its other post-retirement benefit plans and $724 to the U.K. pension plan for the nine months ended June 30, 2011.  The Company presently expects future contributions of $3,180 to its domestic pension plans, $1,529 to its other post-retirement benefit plans and $219 to the U.K. pension plan for the remainder of fiscal 2011.

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

The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

As of June 30, 2011 and September 30, 2010, the Company has accrued $1,448 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,884 which was then discounted using an appropriate discount rate.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement at prices established by the terms of the agreement.  TIMET may exercise an option to have ten million additional pounds  of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity.  In addition to the volume commitment, the Company has granted TIMET a security interest in its four-high steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements.  The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing).  The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.  The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the upfront fee.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the upfront fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

Note 8.    Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value of a trademark exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $419 and $409 for the nine months ended June 30, 2010 and 2011, respectively.

The following represents a summary of intangible assets at September 30, 2010 and June 30, 2011:

September 30, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,333)	$2,334
Trademarks	3,800	—	3,800
Non-compete	1,090	(664)	426
Other	316	(205)	111
	$13,873	$(7,202)	$6,671

June 30, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,542)	$2,125
Trademarks	3,800	—	3,800
Non-compete	1,090	(780)	310
Other	316	(289)	27
	$13,873	$(7,611)	$6,262

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2011 (remainder of fiscal year)	$136
2012	359
2013	350
2014	350
2015	328
2016	279

Note 9.   Net Income Per Share

Basic and diluted net income per share were computed as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands except share and per share data)	2010	2011	2010	2011
Numerator:
Net Income	$3,747	$8,397	$3,417	$19,869
Denominator:
Weighted average shares outstanding - Basic	12,049,779	12,077,102	12,049,779	12,063,975
Effect of dilutive stock options	60,178	76,784	55,929	79,351
Effect of restricted stock shares with no performance goal	52,000	76,550	52,000	76,550
Weighted average shares outstanding - Diluted	12,161,957	12,230,436	12,157,708	12,219,876

Basic net income per share	$0.31	$0.70	$0.28	$1.65
Diluted net income per share	$0.31	$0.69	$0.28	$1.63

Number of stock option shares excluded as their effect would be anti-dilutive	219,132	163,660	215,255	153,760
Number of restricted stock shares excluded as their performance goal is not yet met	42,300	50,950	42,300	50,950

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

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2011:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2010	94,300	$25.71
Granted	38,000	40.40
Forfeited / Canceled	(4,800)	30.10
Vested	—
Unvested at June 30, 2011	127,500	$29.92
Expected to vest	101,900	$32.96

Compensation expense related to restricted stock for the three months ended June 30, 2010 and 2011 was $162 and $280, respectively, and for the nine months ended June 30, 2010 and 2011 was $354 and $739, respectively. The remaining unrecognized compensation expense at June 30, 2011 was $2,042 to be recognized over a weighted average period of 2.05 years. Compensation expense is not being recorded on a March 31, 2009 grant of 25,600 shares to employees as it continues to be not probable that the performance goal will be achieved.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in fiscal year 2011:

Grant Date	Fair Value	Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life
November 24, 2010	$21.43	1.99%	0.69%	90%	3 years

On November 24, 2010, the Company granted 27,400 options to certain employees at an exercise price of $40.26 per share, the fair market value of the Company’s common stock the day of the grant. During the first nine months of fiscal 2011, 28,400 options were exercised and 20,134 options were forfeited/cancelled.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2010 and 2011 was $234 and $150, respectively, and for the nine months ended June 30, 2010 and 2011 was $788 and $611, respectively. The remaining unrecognized compensation expense at June 30, 2011 was $812 to be recognized over a weighted average vesting period of 1.67 years.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2011:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2010	394,321		$38.25
Granted	27,400		$40.26
Exercised	(28,400)
Canceled	(20,134)
Outstanding at June 30, 2011	373,187	$9,388	$38.53	6.16 yrs.
Vested or expected to vest	360,612	$9,388	$38.53	6.16 yrs.
Exercisable at June 30, 2011	300,987	$7,355	$39.67	5.58 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	3.17	86,886	86,886
February 21, 2006	29.25	4.67	8,334	8,334
March 31, 2006	31.00	4.75	10,000	10,000
March 30, 2007	72.93	5.75	59,500	59,500
March 31, 2008	54.00	6.75	81,000	81,000
October 1, 2008	46.83	7.25	20,000	13,334
March 31, 2009	17.82	7.75	46,567	30,266
January 8, 2010	34.00	8.50	35,000	11,667
November 24, 2010	40.26	9.42	25,900	—
			373,187	300,987

Note 11.    Dividend

In the third quarter of fiscal 2011, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid June 15, 2011 to stockholders of record at the close of business on June 1, 2011. The dividend cash pay-out was $2,441 for the quarter based on shares outstanding. Dividends paid year-to-date for fiscal 2011 are $7,317.

On August 4, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock. The dividend is payable September 15, 2011 to stockholders of record at the close of business on September 1, 2011.

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

The carrying amount of trade receivables and accounts payable approximate fair value because of the relatively short maturity of these instruments. The following table represents the Company’s fair value hierarchy for its remaining financial instruments measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2011:

September 30, 2010	Fair Value Measurements at Reporting Date Using:
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$63,968	$—	$—	$63,968

June 30, 2011	Fair Value Measurements at Reporting Date Using:
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$52,039	$—	$—	$52,039

The Company had no Level 3 assets or liabilities as of September 30, 2010 or June 30, 2011.

Note 13.  Subsequent Event

Extension of U.S. Revolving Credit Facility

On July 14, 2011, Haynes International, Inc. entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Credit Agreement”), by and among the Company, Haynes Wire Company (“Haynes Wire” and together with the Company, the “Borrowers”), and certain lenders who are parties to the Amended Credit Agreement, dated November 18, 2008. Among other items, the Amended Credit Agreement (a) extends the maturity date of the U.S. revolving credit facility to July 14, 2016, (b) decreases the applicable margin used to determine the interest rate by 100 basis points (from 250 to 150) for LIBOR-based loans and by 150-175 basis points for prime rate loans, (c) increases the advance rates with respect to certain working capital items included in the borrowing base, (d) increases the sublimit for Equipment Purchase Loans, (e) permits an increase in the Maximum Credit from $120,000 up to an aggregate amount of $170,000 at the request of the Borrowers, (f) reduces the fee the Company must pay on all issued letters of credit, (g) reduces the commitment fee to 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment, and (h) modifies the financial metrics required to be met in order to pay dividends and repurchase common stock by decreasing the required Excess Availability from at least $50,000 to at least 15% of the Maximum Credit and improving the Fixed Charge Coverage Ratio requirement of 1.0 to 1.0 for the twelve months ending the month immediately prior to the payment or repurchase date.

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

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties, some of which are discussed in Item 1A. of Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, may affect the accuracy of forward-looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Non-GAAP Measure

This Quarterly Report on Form 10-Q includes non-GAAP financial measures. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation contained in the attached financial statements, provides meaningful information and therefore we use it to supplement our GAAP disclosures. These non-GAAP measures may be different than those used by other companies. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analyses of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the reconciliations and to provide an additional measure of performance.

The Company recorded a one-time non-cash tax charge to reduce its deferred tax asset due to an enacted state income tax rate reduction. This type of charge has not occurred frequently and is not expected to occur again in the foreseeable future. The Company believes that excluding this charge will provide investors with a basis to compare the Company’s core operating results in different periods without this variability.

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

Dividend

In the third quarter of fiscal 2011, the Company declared and paid a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s common stock.  The dividend was paid June 15, 2011 to stockholders of record at the close of business on June 1, 2011. The dividend cash pay-out was $2.4 million for the quarter based on shares outstanding. Dividends paid year-to-date for fiscal 2011 are $7.3 million.

On August 3, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.20 per outstanding share of the Company’s  common stock. The dividend is payable September 15, 2011 to stockholders of record at the close of business on September 1, 2011. The aggregate cash payout based on current shares outstanding will be approximately $2.4 million, or approximately $9.7 million on an annualized basis.

Subsequent Event — Extension of U.S. Revolving Credit Facility

On July 14, 2011, Haynes International, Inc. entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Credit Agreement”), by and among the Company, Haynes Wire Company (“Haynes Wire” and together with the Company, the “Borrowers”), and certain lenders who are parties to the Amended Credit Agreement, dated November 18, 2008. Among other items, the Amended Credit Agreement (a) extends the maturity date of the U.S. revolving credit facility to July 14, 2016, (b) decreases the applicable margin used to determine the interest rate by 100 basis points (from 250 to 150) for LIBOR-based loans and by 150-175 basis points for prime rate loans, (c) increases the advance rates with respect to certain working capital items included in the borrowing base, (d) increases the sublimit for Equipment Purchase Loans, (e) permits an increase in the Maximum Credit from $120.0 million up to an aggregate amount of $170.0 million at the request of the Borrowers, (f) reduces the fee the Company must pay on all issued letters of credit, (g) reduces the commitment fee to 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment, and (h) modifies the financial metrics required to be met in order to pay dividends and repurchase common stock by decreasing the required Excess Availability from at least $50.0 million to at least 15% of the Maximum Credit and improving the Fixed Charge Coverage Ratio requirement of 1.0 to 1.0 for the twelve months ending the month immediately prior to the payment or repurchase date.

Gross Profit Margin Performance

The gross profit margin and gross profit margin percentage have both improved for the first three quarters of fiscal 2011 compared to the comparable period of fiscal 2010 due to a combination of higher volume and prices, improved product mix, improved cost structure and an improving market environment.  Service center transactional business volumes and prices are most representative of this improvement, particularly in the aerospace market, due to the end of inventory destocking by the Company’s customers and an increase in the commercial aircraft build rate.

When comparing the trend of gross profit margins and gross profit margin percentages from the second quarter to the third quarter of fiscal 2011, the gross profit margin increased by $4.7 million and the gross profit margin percentage increased by 2.9%. This increase is due to fewer large, competitively bid projects invoiced in the third quarter as compared to the second quarter, improved pricing of transactional business in the third quarter and price increase initiatives started in the second quarter of fiscal 2011, which were continued into the third quarter in order to recover both the rising cost of raw material and non-raw material items. The average product selling price per pound increased 6.4% from the second quarter to the third quarter of fiscal 2011. The improved pricing also reflects our continued emphasis on service centers, offering value-added services, focusing on delivery lead-times and improving reliability.

Due to the excess capacity in the industry, the Company continues to experience price competition in the marketplace, especially with the mill-direct project business. However, the Company experienced increased success in raising prices in the third quarter of fiscal 2011 due to the increases to base prices initiated during the second and third quarters. However, the Company has not yet experienced the full effect of these price increases due to the recent volatility of raw material prices, which tempers the benefits of price increases.

Gross profit margin percentages are expected to improve in subsequent quarters commensurate with the improving business environment.

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2010 and 2011
	Quarter Ended
(in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net Revenues	$81,008	$94,619	$101,271	$104,646	$106,351	$139,114	$143,122
Gross Profit Margin	$6,845	$10,190	$16,854	$19,942	$17,869	$20,593	$25,321
Gross Profit Margin %	8.5%	10.8%	16.6%	19.1%	16.8%	14.8%	17.7%

Backlog

Backlog dollars were $288.6 million at June 30, 2011, an increase of approximately 19.4% from $241.7 million at March 31, 2011, due to continued strong order entry activity during the third quarter.  This increase is the result of a 7.3% increase in backlog pounds and an 11.3% increase in backlog average selling price.

The backlog dollars improved in the third quarter due to a substantial increase in the land-based gas turbines and other markets backlog segments as a result of improved market demand in these segments.  The backlog also reflects an improved product mix reflective of higher value alloys and forms.

Outlook

General

Net revenues, gross margins, net income and volumes have improved over the last seven fiscal quarters culminating in the third quarter 2011 net income of $9.1 million excluding the one-time non-cash tax adjustment of $0.7 million. The trend of improving performance for the Company is reflective of the improving market and economic conditions.  However, the improvement in performance also reflects the efforts over the past seven years to position the Company to be able to participate to a greater extent in the global expansion of the high-performance alloy market. Beginning in fiscal 2004, these efforts have included restructuring the balance sheet by swapping out debt for equity; and strengthening the liquidity of the Company with the Timet transaction, NASDAQ public stock offering and expanded working capital facility. In addition, the Company has invested over $90.0 million over the past seven years in equipment upgrades in order to improve quality, increase reliability, reduce product cost and increase capacity along with making selective acquisitions. These investments have also enabled the Company to expand both its global footprint and its product portfolio, which includes expanding into China with a service center and marketing company, the opening of sales offices in Italy and India and the acquisition of a wire company in North Carolina. This has enabled the Company to expand its product portfolio in support of the sheet and plate business and expand the value added products in its service centers by offering to customers laser cut part programs versus purchasing full size sheet product. In addition, the Company has continued to develop new alloys and find additional applications for its current alloy portfolio. The aggregate impact of these efforts, plus the improving and expanding demand for high-performance alloys which the Company invents and produces, has made it possible for the Company to deliver improved performance over the past seven fiscal quarters.

Fourth Quarter Fiscal 2011 and First Quarter Fiscal 2012

Management expects that net revenues and volumes for the fourth quarter of fiscal 2011 and first quarter of fiscal 2012 will approximate the level of the third quarter of fiscal 2011. However, management anticipates improvement in net income for the fourth and first quarter of fiscal 2011 and fiscal 2012, respectively, due to the impact of price increases initiated in the second and third quarters of fiscal 2011.

The first quarter performance of fiscal 2012 will be, as with past first quarter periods, impacted by a reduced number of production and shipment days available due to holidays, vacations, maintenance projects and capital projects. The reduced number of production and ship days is expected to correspondingly reduce the level of net income for the first quarter versus the fourth quarter of fiscal 2011 due to lower ship pounds and also reduced absorption of manufacturing costs. However, the Company plans to stage additional inventory at September 30, 2011, to accommodate the reduced production days available in the first quarter of fiscal 2012. Also, we expect that the reduced absorption from fewer production days will be largely offset by continued improved pricing with the net effect being that net income should be comparable between the fourth quarter of fiscal 2011 and first quarter of fiscal 2012.

Management expects net income for fiscal 2012 to exceed the net income of fiscal 2011. However, due to the continued competitive environment and uncertain economic environment, the amount of improvement from fiscal 2011 to fiscal 2012 is uncertain.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased slightly during the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011. During the third fiscal quarter, inventory and accounts receivable increased due to higher business volume; however, this increase was partially offset by an increase in accounts payable and accrued expenses. Inventory turns and working capital as a percent of sales are essentially the same between the second and third fiscal quarters and it is anticipated that both of these metrics will remain consistent at year-end.

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

	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Backlog (1)
Dollars (in thousands)	$110,406	$124,571	$130,885	$147,958	$166,990	$241,661	$288,597
Pounds (in thousands)	4,915	5,805	5,675	5,997	6,911	9,648	10,356
Average selling price per pound	$22.46	$21.46	$23.06	$24.67	$24.16	$25.05	$27.87
Average nickel price per pound
London Metals Exchange(2)	$7.75	$10.19	$8.79	$10.26	$10.94	$12.16	$10.14

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

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Market Activity Per Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net revenues (in thousands)
Aerospace	$28,375	$33,495	$36,739	$39,793	$44,537	$48,953	$53,594
Chemical processing	20,828	18,333	27,461	21,062	20,591	37,238	46,065
Land-based gas turbines	14,966	20,028	18,412	20,802	21,541	27,724	21,067
Other markets	13,080	19,426	15,540	20,021	15,217	21,985	19,248
Total product revenue	77,249	91,282	98,152	101,678	101,886	135,900	139,974
Other revenue	3,759	3,337	3,119	2,968	4,465	3,214	3,148
Net revenues	$81,008	$94,619	$101,271	$104,646	$106,351	$139,114	$143,122

Shipments by markets (in thousands of pounds)
Aerospace	1,221	1,435	1,581	1,739	1,688	2,008	2,152
Chemical processing	1,155	811	1,372	870	914	1,846	2,185
Land-based gas turbines	946	1,291	1,106	1,252	1,199	1,664	1,093
Other markets	605	867	665	906	610	855	738
Total shipments	3,927	4,404	4,724	4,767	4,411	6,373	6,168

Average selling price per pound
Aerospace	$23.24	$23.34	$23.24	$22.88	$26.38	$24.38	$24.90
Chemical processing	18.03	22.61	20.02	24.21	22.53	20.17	21.08
Land-based gas turbines	15.82	15.51	16.65	16.62	17.97	16.66	19.27
Other markets	21.62	22.41	23.37	22.10	24.95	25.71	26.08
Total product (excluding other revenue)	19.67	20.73	20.78	21.33	23.10	21.32	22.69
Total average selling price (including other revenue)	20.63	21.48	21.44	21.95	24.11	21.83	23.20

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three Months Ended
	June 30,				Change
($ in thousands)	2010		2011		Amount
Net revenues	$101,271	100%	$143,122	100%	$41,851	41.3%
Cost of sales	84,417	83.4%	117,801	82.3%	33,384	39.5%
Gross profit	16,854	16.6%	25,321	17.7%	8,467	50.2%
Selling, general and administrative expense	9,480	9.4%	10,710	7.5%	1,230	13.0%
Research and technical expense	637	0.6%	733	0.5%	96	15.1%
Operating income	6,737	6.7%	13,878	9.7%	7,141	106.0%
Interest income	(43)	0.0%	(89)	0.0%	(46)	107.0%
Interest expense	36	0.0%	37	0.0%	1	2.8%
Income before income taxes	6,744	6.7%	13,930	9.7%	7,186	106.6%
Provision for income taxes	2,997	3.0%	5,533	3.8%	2,536	84.6%

Net income	$3,747	3.7%	$8,397	5.9%	$4,650	124.1%

Net income per share:
Basic	$0.31		$0.70
Diluted	$0.31		$0.69

Weighted average shares outstanding:
Basic	12,049,779		12,077,102
Diluted	12,161,957		12,230,436

Reconciliation of non-GAAP net income:
Net income excluding non-cash tax charge	$3,747		$9,129
Tax charge to reduce deferred tax asset due to an enacted state income tax rate reduction	—		732
Net income as reported	$3,747		$8,397

Reconciliation of non-GAAP EPS:
Diluted earnings per share excluding non-cash tax charge	$0.31		$0.75
Tax charge to reduce deferred tax asset due to an enacted state income tax rate reduction	—		0.06
Diluted earnings per share as reported	$0.31		$0.69

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2010	2011	Amount	%
Net revenues (in thousands)
Aerospace	$36,739	$53,594	$16,855	45.9%
Chemical processing	27,461	46,065	18,604	67.7%
Land-based gas turbines	18,412	21,067	2,655	14.4%
Other markets	15,540	19,248	3,708	23.9%
Total product revenue	98,152	139,974	41,822	42.6%
Other revenue	3,119	3,148	29	0.9%
Net revenues	$101,271	$143,122	$41,851	41.3%

Pounds by markets (in thousands)
Aerospace	1,581	2,152	571	36.1%
Chemical processing	1,372	2,185	813	59.3%
Land-based gas turbines	1,106	1,093	(13)	(1.2)%
Other markets	665	738	73	11.0%
Total shipments	4,724	6,168	1,444	30.6%

Average selling price per pound
Aerospace	$23.24	$24.90	$1.66	7.1%
Chemical processing	20.02	21.08	1.06	5.3%
Land-based gas turbines	16.65	19.27	2.62	15.7%
Other markets	23.37	26.08	2.71	11.6%
Total product (excluding other revenue)	20.78	22.69	1.91	9.2%
Total average selling price (including other revenue)	21.44	23.20	1.76	8.2%

Net Revenues. Net revenues were $143.1 million in the third quarter of fiscal 2011, an increase of 41.3% from $101.3 million in the same period of fiscal 2010.  Volume was 6.2 million pounds in the third quarter of fiscal 2011, an increase of 30.6% from 4.7 million pounds in the same period of fiscal 2010.  The total average selling price was $23.20 per pound in the third quarter of fiscal 2011, an increase of 8.2% from $21.44 per pound in the same period of fiscal 2010.  Average selling price increased due to improved customer demand, improved product mix and rising raw material costs, while volume increased due to improved customer demand.  The Company’s consolidated backlog was $288.6 million at June 30, 2011, an increase of 19.4% from $241.7 million at March 31, 2011.  This increase reflects a 7.3% increase in backlog pounds combined with an 11.3% increase in backlog average selling price.

Sales to the aerospace market were $53.6 million in the third quarter of fiscal 2011, an increase of 45.9% from $36.7 million in the same period of fiscal 2010, due to a 36.1% increase in volume combined with a 7.1% increase in the average selling price per pound. The volume increase reflects improving market demand. The increase in the average selling price per pound is due to increased customer demand and higher raw material costs.

Sales to the chemical processing market were $46.1 million in the third quarter of fiscal 2011, an increase of 67.7% from $27.5 million in the same period of fiscal 2010, due to a 59.3% increase in volume, combined with a 5.3% increase in the average selling price per pound.  Volume was affected by the project-oriented nature of the market where the comparisons of volume shipped and average selling price per pound between quarters can be affected by timing, quantity and order size of the project business.  In the third quarter of fiscal 2011, there was a higher level of project business for higher priced alloys versus the comparable quarter of fiscal 2010, which increased volume and average selling price per pound.

Sales to the land-based gas turbine market were $21.1 million in the third quarter of fiscal 2011, an increase of 14.4% from $18.4 million for the same period of fiscal 2010, due to a 15.7% increase in the average selling price per pound partially offset by a 1.2% decrease in volume. The increase in the average selling price is due to improved original equipment manufacturer activity, primarily in the marine and pipeline applications of land-based gas turbines, and rising raw material costs.

Sales to other markets were $19.2 million in the third quarter of fiscal 2011, an increase of 23.9% from $15.5 million in the same period of fiscal 2010, due to an 11.6% increase in average selling price per pound combined with a 11.0% increase in volume.  The increase in the average selling price reflects a change to a higher-value alloy and form mix shipped into the other markets category.

Other Revenue. Other revenue was relatively flat at $3.1 million in the third quarter of fiscal 2011, an increase of 0.9% from $3.1 million in the same period of fiscal 2010.

Cost of Sales. Cost of sales was $117.8 million, or 82.3% of net revenues, in the third quarter of fiscal 2011 compared to $84.4 million, or 83.4% of net revenues, in the same period of fiscal 2010. Cost of sales in the third quarter of fiscal 2011 increased by $33.4 million as compared to the same period of fiscal 2010 due to higher volume, higher raw material costs and increased production staffing to meet increased product demand.  This increase was partially offset by increased absorption of fixed manufacturing costs as a result of higher production volumes, particularly that of sheet product.

Selling, General and Administrative Expense. Selling, general and administrative expense was $10.7 million for the third quarter of fiscal 2011, an increase of $1.2 million, or 13.0%, from $9.5 million in the same period of fiscal 2010, due to increased headcount, higher marketing costs and higher selling costs. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.5% for the third quarter of fiscal 2011 compared to 9.4% for the same period of fiscal 2010 due primarily to increased revenues.

Research and Technical Expense. Research and technical expense was $0.7 million, or 0.5% of revenue, for the third quarter of fiscal 2011, an increase of $0.1 million from $0.6 million, or 0.6% of net revenues, in the same period of fiscal 2010. The increase in cost between periods is due to expenses related to the commercialization of new alloys.

Operating Income. As a result of the above factors, operating income in the third quarter of fiscal 2011 was $13.9 million compared to operating income of $6.7 million in the same period of fiscal 2010.

Income Taxes. Income tax expense was $5.5 million in the third quarter of fiscal 2011, an increase of $2.5 million from $3.0 million in the same period of fiscal 2010, due primarily to higher pretax income generated in fiscal 2011. The effective tax rate for the third quarter of fiscal 2011 was 39.7%, compared to 44.4% in the same period of fiscal 2010.  During the third quarter, Indiana enacted a corporate income tax rate decrease from 8.5% to 6.5% to be phased in over a period of four years. Additional income tax expense of $0.7 million was recorded this quarter reflecting our estimate of the decrease in the deferred tax asset, due to the lower state income tax rate. The prior year third quarter effective tax rate of 44.4% was primarily due to the impact of fixed permanent items on lower pretax earnings.

Net Income. As a result of the above factors, net income in the third quarter of fiscal 2011, including the one-time non-cash tax charge of $0.7 million, was $8.4 million, an increase of $4.7 million from $3.7 million in the same period of fiscal 2010. Net income excluding the one-time non-cash tax charge was $9.1 million.

Results of Operations for the Nine Months Ended June 30, 2011 Compared to the Nine Months Ended June 30, 2010

	Nine Months Ended June 30,				Change
($ in thousands)	2010		2011		Amount	%
Net revenues	$276,898	100.0%	$388,587	100.0%	$111,689	40.3%
Cost of sales	243,009	87.8%	324,804	83.6%	81,795	33.7%
Gross profit	33,889	12.2%	63,783	16.4%	29,894	88.2%
Selling, general and administrative expense	25,643	9.3%	29,988	7.7%	4,345	16.9%
Research and technical expense	1,998	0.7%	2,348	0.6%	350	17.5%
Operating income	6,248	2.3%	31,447	8.1%	25,199	403.3%
Interest income	(157)	0.0%	(190)	0.0%	(33)	(21.0)%
Interest expense	123	0.0%	96	0.0%	(27)	(22.0)%
Income before income taxes	6,282	2.3%	31,541	8.1%	25,259	402.1%
Provision for income taxes	2,865	1.0%	11,672	3.0%	8,807	307.4%
Net income	$3,417	1.2%	$19,869	5.1%	$16,452	481.5%

Net income per share:
Basic	$0.28		$1.65
Diluted	$0.28		$1.63

Weighted average shares outstanding:
Basic	12,049,779		12,063,975
Diluted	12,157,708		12,219,876

Reconciliation of non-GAAP net income:
Net income excluding non-cash tax charge	$3,417		$20,601
Tax charge to reduce deferred tax asset due to an enacted state income tax rate reduction	—		732
Net income as reported	$3,417		$19,869

Reconciliation of non-GAAP EPS:
Diluted earnings per share excluding non-cash tax charge	$0.28		$1.69
Tax charge to reduce deferred tax asset due to an enacted state income tax rate reduction	—		0.06
Diluted earnings per share as reported	$0.28		$1.63

The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

	Nine Months Ended
	June 30,		Change
By market	2010	2011	Amount	%
Net revenues (in thousands)
Aerospace	$98,609	$147,084	$48,475	49.2%
Chemical processing	66,622	103,894	37,272	55.9%
Land-based gas turbines	53,406	70,332	16,926	31.7%
Other markets	48,046	56,450	8,404	17.5%
Total product revenue	266,683	377,760	111,077	41.7%
Other revenue	10,215	10,827	612	6.0%
Net revenues	$276,898	$388,587	$111,689	40.3%

Pounds by markets(in thousands)
Aerospace	4,237	5,848	1,611	38.0%
Chemical processing	3,338	4,945	1,607	48.1%
Land-based gas turbines	3,343	3,956	613	18.3%
Other markets	2,137	2,203	66	3.1%
Total shipments	13,055	16,952	3,897	29.9%

Average selling price per pound
Aerospace	$23.27	$25.15	$1.88	8.1%
Chemical processing	19.96	21.01	1.05	5.3%
Land-based gas turbines	15.98	17.78	1.80	11.3%
Other markets	22.48	25.62	3.14	14.0%
Total product (excluding other revenue)	20.43	22.28	1.85	9.1%
Total average selling price (including other revenue)	21.21	22.92	1.71	8.1%

Net Revenues. Net revenues were $388.6 million in the first nine months of fiscal 2011, an increase of 40.3% from $276.9 million in the same period of fiscal 2010 due to an increase in volume and average selling price per pound.  Volume was 17.0 million pounds in the first nine months of fiscal 2011, an increase of 29.9% from 13.1 million pounds in the same period of fiscal 2010.  The total average selling price was $22.92 per pound in the first nine months of fiscal 2011, an increase of 8.1% from $21.21 per pound in the same period of fiscal 2010.  Average selling price increased due to improved customer demand, improved product mix and rising raw material costs while volume increased due to improved customer demand. The Company’s consolidated backlog was $288.6 million at June 30, 2011, an increase of 95% from $148.0 million at September 30, 2010.  This increase reflects the combination of a 72.7% increase in backlog pounds and a 13.0% increase in backlog average selling price.

Sales to the aerospace market were $147.1 million in the first nine months of fiscal 2011, an increase of 49.2% from $98.6 million in the same period of fiscal 2010, due to a 38.0% increase in volume combined with an 8.1% increase in the average selling price per pound. The increase in the average selling price per pound is due to increased customer demand and higher raw material costs while the increase in volume is due to improved customer demand.

Sales to the chemical processing market were $103.9 million in the first nine months of fiscal 2011, an increase of 55.9% from $66.6 million in the same period of fiscal 2010, due to a 48.1% increase in volume combined with a 5.3% increase in the average selling price per pound.  Volume increased due to increases in project business attributed to an improving economic environment and new application development.

Sales to the land-based gas turbine market were $70.3 million in the first nine months of fiscal 2011, an increase of 31.7% from $53.4 million for the same period of fiscal 2010, due to an increase of 11.3% in the average selling price per pound combined with an 18.3% increase in volume. The increase in both volume and average selling price is due to increased original equipment manufacturer activity and rising raw material prices.

Sales to other markets were $56.5 million in the first nine months of fiscal 2011, an increase of 17.5% from $48.0 million in the same period of fiscal 2010, due to a 14.0% increase in average selling price per pound combined with a 3.1% increase in volume.  The increase in average selling price reflects a change to a mix of higher value alloy and forms sold into the other market category.

Other Revenue. Other revenue was $10.8 million in the first nine months of fiscal 2011, an increase of 6.0% from $10.2 million in the same period of fiscal 2010. The increase is due primarily to higher conversion sales.

Cost of Sales. Cost of sales was $324.8 million, or 83.6% of net revenues, in the first nine months of fiscal 2011 compared to $243.0 million, or 87.8% of net revenues, in the same period of fiscal 2010. Cost of sales in the first nine months of fiscal 2011 increased by $81.8 million as compared to the same period of fiscal 2010 due to higher volume, higher raw material costs and increased production staffing to meet increased demand.  This increase was partially offset by increased absorption of fixed manufacturing costs caused by higher production volumes, particularly that of sheet product.

Selling, General and Administrative Expense. Selling, general and administrative expense was $30.0 million for the first nine months of fiscal 2011, an increase of $4.3 million, or 16.9%, from $25.6 million in the same period of fiscal 2010 due to higher headcount and higher business activity resulting in increased commissions and sales expenses.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.7% for the first nine months of fiscal 2011 compared to 9.3% for the same period of fiscal 2010 due to increased revenues.

Research and Technical Expense. Research and technical expense was $2.3 million, or 0.6% of revenue, for the first nine months of fiscal 2011, an increase of $0.3 million from $2.0 million, or 0.7% of net revenues, in the same period of fiscal 2010. The increase in cost between periods is due to expenses related to the commercialization of new alloys.

Operating Income. As a result of the above factors, operating income in the first nine months of fiscal 2011 was $31.4 million compared to operating income of $6.2 million in the same period of fiscal 2010.

Income Taxes. Income tax expense was $11.7 million in the first nine months of fiscal 2011, an increase of $8.8 million from an expense of $2.9 million in the same period of fiscal 2010, due primarily to higher pretax income generated in fiscal 2011.  The effective tax rate for the first nine months of fiscal 2011 was 37.0%, compared to 45.6% in the same period of fiscal 2010.  During the third quarter of fiscal 2011, Indiana enacted a corporate income tax rate decrease from 8.5% to 6.5% to be phased in over a period of four years. Additional income tax expense of $0.7 million was recorded in the quarter reflecting our estimate of the decrease in the deferred tax asset, due to the lower state income tax rate. The prior year effective tax rate of 45.6% was primarily due to the impact of fixed permanent items on lower pretax earnings.

Net Income. As a result of the above factors, net income in the first nine months of fiscal 2011, including the one-time non-cash tax charge of $0.7 million, was $19.9 million, an increase of $16.5 million from net income of $3.4 million in the same period of fiscal 2010. Net income excluding the one-time non-cash tax charge was $20.6 million.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2011, the Company’s primary sources of cash were cash on-hand and cash from operations as detailed below.  At June 30, 2011, the Company had cash and cash equivalents of $52.0 million compared to cash and cash equivalents of $64.0 million at September 30, 2010.

Net cash provided by operating activities was $4.0 million in the first nine months of fiscal 2011 compared to a use of cash of $29.5 million in the same period of fiscal 2010. Cash generated from operations was favorably impacted by net income of $19.9 million, compared to $3.4 million in the same period of fiscal 2010. Additional items impacting operating cash flow include cash used by higher accounts receivable of $23.6 million, which was $15.8 million higher than cash used from accounts receivable in the same period of fiscal 2010; cash used from increased inventory balances (net of foreign currency fluctuation) of $26.2 million, which was $28.7 million lower than cash used from inventory balances in the same period of fiscal 2010; and cash generated by increased accounts payable and accrued expenses of $24.7 million, which was $7.2 million higher than the same period of fiscal 2010. Inventory has increased due to the Company’s increased order entry and higher backlog levels. Net cash used in investing activities was $9.7 million in the first nine months of fiscal 2011 compared to $9.3 million in the first nine months of fiscal 2010 as a result of slightly higher capital expenditures.  Net cash used in financing activities in the first nine months of fiscal 2011 included dividend payments of $7.3 million.

Future sources of liquidity

The Company’s sources of cash for fiscal 2011 are expected to consist primarily of cash generated from operations, cash on-hand, and, if needed, borrowings under the U.S. revolving credit facility.  At June 30, 2011, the Company had cash of $52.0 million, an outstanding balance of zero and availability of $120.0 million under the U.S. revolving credit facility, subject to a borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility: The Company and Wells Fargo Capital Finance, LLC (as successor by merger to Wachovia Capital Finance) (“Wells Fargo”) entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with an effective date of November 18, 2008, which amended and restated the revolving credit facility between Haynes and Wells Fargo dated August 31, 2004. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo, National Association’s “prime rate”, plus up to 2.25% per annum (depending on excess availability), or the adjusted Eurodollar rate used by the lender, plus up to 3.0% per annum (depending on excess availability). In addition, the Company must pay monthly in arrears a commitment fee of 0.375% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 2.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments, and processing. During the nine month period ended June 30, 2011 and as of that date, there were no amounts outstanding under the U.S. revolving credit facility. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens, and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of June 30, 2011, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on September 30, 2011. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement. The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to funding operations, capital spending (detailed below), pension plan funding, income taxes and dividends to stockholders.

At the beginning of fiscal 2010, the Company announced plans to spend, in total, approximately $85.0 million over fiscal years 2010 through 2014 on new strategic initiatives, routine capital maintenance projects and upgrading of the capabilities of the Company’s service centers. This amount includes approximately $30.0 million on upgrades to its four-high Steckel rolling mill and supporting equipment, approximately $25.0 million on other equipment purchases and upgrades and approximately $20.0 million on routine capital maintenance projects. In addition, the Company is working to finalize plans to spend approximately $10.0 million over the course of fiscal 2012 and 2013 to upgrade, consolidate and enhance capabilities at its service center operations to improve customer service and return on assets at those operations. Management does not anticipate prolonged equipment outages as a result of upgrades for any of these projects. These projects are expected to improve quality, reduce operating costs, improve delivery performance, improve inventory turns and decrease cycle time. The target for capital spending in fiscal 2011 is approximately $15.0 to $17.0 million, with spending additional monies on the upgrade of the Company’s service centers to start in fiscal 2012.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2011:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations(1)
Credit facility fees	$128	$128	$—	$—	$—
Operating lease obligations	10,976	2,669	3,360	2,271	2,676
Capital lease obligations	280	33	66	66	115
Raw material contracts	47,748	47,748	—	—	—
Mill supplies contracts	31	31	—	—	—
Capital projects	9,796	9,796	—	—	—
Environmental post-closure monitoring	1,448	122	252	248	826
External product conversion source	4,250	600	1,200	1,200	1,250
Pension plan(2)	53,923	14,833	24,870	14,220	—
Non-qualified pension plan	834	95	190	190	359
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Total	$179,414	$81,055	$39,938	$28,195	$30,226

(1)    Taxes are not included in the table.  The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As of June 30, 2011, the non-current income taxes payable was $308.  It is not possible to determine in which period the tax liability might be paid out.

(2)    The Company has a funding obligation to contribute $52,980 to the domestic pension plan arising from the Pension Protection Act of 2006. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company. The Company expects its U.K. subsidiary to contribute $943 over the following twelve months to the U.K. Pension Plan.

(3)    Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note2. New Accounting Pronouncements of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2011. However, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended September 30, 2010 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended September 30, 2010.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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
Date: August 4, 2011

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: August 4, 2011

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
101*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) related notes.

* Filed herewith