Form 10-K
period 2011-09-30
HAYNES INTERNATIONAL INC
filed 2011-11-17
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $463,125,664 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         12,204,179 shares of Haynes International, Inc. common stock were outstanding as of November 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 2012 have been incorporated by reference into Part III of this report.

        This Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2012 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company's control.

        The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect. Risks and uncertainties may affect the accuracy of forward-looking statements.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 63% of net product revenues in fiscal 2011. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe and Asia. All of these centers are company-operated. In fiscal 2011, approximately 78% of the Company's net revenues was generated by its direct sales organization, and the remaining 22% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

        The address of the Company's website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company's website date back to November 18, 2010. For all filings made prior to that date, the Company's website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company's website is not incorporated by reference and does not form a part of this Form 10-K. For a statement of the Company's profits and losses and total assets, please see the financial statements of the Company included in Item 8 of this Form 10-K.

Significant Events of Fiscal 2011

        The information under the caption "Significant Events of Fiscal 2011" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K is incorporated herein by reference.

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

  •
  Increase revenues by providing value-added processing services.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company's service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value-added services such as laser and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers often enable the Company to obtain a selling price advantage. As discussed below, the Company is planning to spend approximately $10.0 million over the course of fiscal 2012 and 2013 to enhance and restructure its service center operations.

  •
  Increase revenue by developing new products and new applications for existing alloys, and expanding into new markets.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers' specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high-performance alloys. Since fiscal 2000, the Company's technical programs have yielded seven new proprietary alloys; an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

    In recent years the Company's revenues have been derived primarily from the aerospace, chemical processing and land-based gas turbine industries. Through development of new alloys and new applications for existing alloys, the Company is looking to develop additional markets which will generate new revenue streams. The Company believes that the oil and gas, solar, flue-gas desulphurization, automotive, heat treatment and nuclear industries all present opportunities for its products.

  •
  Continue to expand the maintenance, repair and overhaul business.  The Company believes that its maintenance, repair and overhaul, or MRO, business serves a growing market and represents both an expanding and recurring revenue stream. Products used in the Company's end markets require periodic replacement due to the extreme environments in which they are used, which drives demand for recurring MRO work. The Company intends to continue to leverage the capabilities of its service and sales centers to respond quickly to its customers' time-sensitive MRO needs to develop new and retain existing business opportunities.

  •
  Capitalize on strategic equipment investment.  The Company expects to continue to improve operations through ongoing capital investment in manufacturing facilities and equipment. Ongoing investment in equipment has significantly improved the Company's operations by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality and working capital management. Management believes that the Company's capital investments will enable it to continue to satisfy long-term customer demand for value-added products that meet increasingly precise specifications. For additional discussion of actual capital spending, see "Significant Events of Fiscal 2011, Capital Spending" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Form 10-K.

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

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2009, 2010 and 2011, HTA products accounted for approximately 74%, 75% and 76% of the Company's net revenues, respectively; and sales of the Company's CRA products accounted for approximately 26%, 25% and 24% of the Company's net revenues, respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

        High-temperature Resistant Alloys.    HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace market, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generation, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power stations. The following table sets forth information with respect to the Company's significant high-temperature resistant alloys, applications and features (new HTA development is discussed below under "Patents and Trademarks"):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR-160® alloy (1990)(2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES® 242® alloy (1990)(2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES® HR-120® alloy (1990)(2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES® 230® alloy (1984)(2)	Aero/LBGT-ducting, combustors	Excellent combination of strength, stability, oxidation resistance and fabricability
HAYNES® 214® alloy (1981)(2)	Aero-honeycomb seals	Excellent combination of oxidation resistance and fabricating among nickel-based alloys
HAYNES® 188 alloy (1968)(2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-based alloy
HAYNES® 625 alloy (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES® 617 alloy (1999)	Aero/LBGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES® 263 alloy (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES® 718 alloy (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost
HAYNES® Ti 3A1-2.5 alloy (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES® 25 alloy (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800°F
HAYNES® 282® alloy (2004)(3)	Aero /LBGT components	Excellent high temperature strength, weldability, fabricability

(1)
"Aero" refers to the aerospace industry; "LBGT" refers to the land-based gas turbine industry; "CPI" refers to the chemical processing industry.

(2)
Represents a product which the Company believes has limited or no significant competition.

(3)
Patent filing date.

        Corrosion-resistant Alloys.    CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end-user sector for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this market continues to represent an area of potential long-term growth. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. The following table sets forth information with respect to certain of the Company's significant corrosion-resistant alloys, applications and features (new CRA development is discussed below under "Patents and Trademarks"):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY® C-2000® alloy (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY® B-3® alloy (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY® D-205® alloy (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET® alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY® C-22® alloy (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY® G-30® alloy (1985)(2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY® G-35® alloy (2004)(2)	CPI-tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY® C-276 alloy (1968)	CPI/FGD/oil and gas tanks, mixers, piping	Broad resistance to many environments
HASTELLOY® C-22HS® alloy (2003)(3)	Oil & Gas/Marine tubular, shafts, fasteners	Combines very high strength with excellent corrosion resistance and toughness

(1)
"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulphurization industry.

(2)
Represents a patented product or a product which the Company believes has limited or no significant competition.

(3)
Patent filing date.

Patents and Trademarks

        The Company currently maintains a total of approximately 15 U.S. patents and applications and approximately 189 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded seven new proprietary alloys, four of which are currently commercially available and three of which are being scaled-up to be brought to market. Of the alloys which are being commercialized, two alloys saw further advancement in the process during fiscal 2011. First, HAYNES® 282® alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a patent application filed in fiscal 2004. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The alloy has also been specified into a major aerospace engine component. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.

        For the chemical processing industry, HASTELLOY® G-35® alloy has found extensive applications, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY® C-22HS® alloy also continued in fiscal 2011. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. Two major orders were received for HASTELLOY C-22HS alloy for oil and gas applications. One of those orders was shipped in fiscal 2011, and the second is scheduled for shipment in fiscal 2012. The Company believes that the alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. In addition to HAYNES 282 alloy, HASTELLOY G-35 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for HASTELLOY® HYBRID-BC1® alloy. HASTELLOY HYBRID-BC1 alloy, a CRA product with potential applications in the chemical processing industry, has demonstrated resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. U.S. patent applications were filed in fiscal 2006 and 2008 for the HAYNES® NS-163® alloy and HAYNES® HR-224® alloy, respectively. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2011, with test marketing initiated in early 2009. HAYNES HR-224 alloy is an HTA product with superior resistance to oxidation. Scale up of this alloy is continuing and test marketing was initiated in fiscal 2010. A provisional patent application was filed in fiscal 2011 for HAYNES® HR-244TM alloy. This alloy has potential in aerospace and land-based gas turbines. It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion. Scale-up of this alloy began in fiscal 2011 and is ongoing.

        Patents or other proprietary rights are an important element of the Company's business. The Company's strategy is to file patent applications in the U.S. and any other country that represents an important potential commercial market to the Company. In addition, the Company seeks to protect technology which is important to the development of the Company's business. The Company also relies upon trade secret rights to protect its technologies and its development of new applications and alloys. The Company protects its trade secrets in part through confidentiality and proprietary information agreements with its customers. Trademarks on the names of many of the Company's alloys have also been applied for or granted in the U.S. and certain foreign countries.

        While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. These barriers to entry include the unique equipment required to produce this material and the exacting process required to achieve the desired metallurgical properties. These processing requirements include such items as specific annealing temperature, processing speeds and reduction per rolling pass. Management believes that the current alloy development program and these barriers to entry reduce the impact of patent expirations on the Company.

End Markets

        The Company estimates that the global specialty alloy market, including stainless steels, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys, represents total production volume of approximately 37.0 billion pounds per annum. Of this total market, the Company competes in the high-performance nickel- and cobalt-based alloy sector, which is estimated to represent approximately 600 million pounds of production per annum, of which approximately 200 million pounds is flat product. The high-performance alloy market demands diverse, specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, the Company believes the high-performance alloy sector provides greater growth potential, higher profit margins and greater opportunities for service, product and price differentiation than stainless steels and general purpose nickel alloys. While stainless steel and general purpose nickel alloy is generally sold in bulk through third-party distributors, the Company's products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

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

        Chemical Processing.    The chemical processing market represents a large base of customers with diverse CRA applications driven by demand for key end use markets such as automobiles, housing, health care, agriculture and metals production. CRA products supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company's products in this market is driven by the level of maintenance, repair and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company's direct sales efforts outside of the U.S., provide a competitive advantage in marketing its CRA products in the chemical processing market.

        Land-based Gas Turbines.    Demand for the Company's products in this market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company's alloys in the land-based gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land-based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls. With a service and sales center in China and sales centers in India and Singapore, the Company is well positioned to take advantage of the long-term growth potential in demand for power generation in those areas.

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

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 14 total locations in the U.S., Europe and Asia, 11 of which are service and/or sales centers. All of the Company's service and/or sales centers are operated either directly by the Company or through its wholly-owned subsidiaries. Approximately 78% of the Company's net revenues in fiscal 2011 were generated by the Company's direct sales organization. The remaining 22% of the Company's fiscal 2011 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

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

        The Company continues to focus on growing its business in foreign markets. In recent years, the Company opened a service and sales center in China and sales centers in Singapore, India and Italy. Sales to China in fiscal 2011 were approximately $40.9 million, compared to $33.4 million in fiscal 2010.

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

        The following table sets forth the approximate percentage of the Company's fiscal 2011 net revenues generated through each of the Company's distribution channels.

	From Domestic Locations	From Foreign Locations	Total
Company mill direct/service and sales centers	61%	17%	78%
Independent distributors/sales agents	21%	1%	22%

Total	82%	18%	100%

        The Company's top twenty customers accounted for approximately 35%, 32% and 38% of the Company's net revenues in fiscal 2009, 2010 and 2011, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2009, 2010 or 2011.

        Net revenues and net income (loss) in fiscal 2009, 2010 and 2011 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 63%, 61% and 64% of the Company's net revenues in fiscal 2009, 2010 and 2011, respectively. In addition, the majority of the

Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues and net income will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $179.7 million, $149.9 million, and $198.0 million for fiscal 2009, 2010 and 2011, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        The Company has a four-high Steckel rolling mill for use in hot rolling high-performance alloys, created specifically for that purpose. The four-high Steckel rolling mill was installed in 1982 and is one of the most powerful four-high Steckel rolling mills in the world. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and five heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

        Historically, the Company has shipped fewer pounds in the first quarter of the fiscal year, primarily because of a reduced number of production and shipment days available due to holidays, vacations, maintenance projects and capital projects. The reduced number of production and ship days correspondingly reduces the level of net income that can be achieved.

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

Consolidated Backlog at Fiscal Quarter End

	2007	2008	2009	2010	2011
		(in millions)
1st quarter	$206.9	$247.8	$199.7	$110.4	$167.0
2nd quarter	237.6	254.5	153.0	124.6	241.7
3rd quarter	258.9	252.6	113.4	130.9	288.6
4th quarter	236.3	229.2	106.7	148.0	273.4

Raw Materials

        In fiscal 2011, nickel, a major component of many of the Company's products, accounted for approximately 61% of raw material costs, or approximately 32% of total cost of sales. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2009, 2010 and 2011, as reported by the London Metals Exchange, was $7.93, $10.26 and $9.25, respectively. Although the 30-day LME average for September 30, 2011 was lower than the previous year's 30-day average for that same period, the average cost of nickel for the Company was higher in fiscal 2011 versus fiscal 2010. Prices for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium, were also higher in fiscal 2011 than fiscal 2010.

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

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2011, the technology, engineering and technological testing staff consisted of 23 persons, 8 of whom have engineering or science degrees, including 5 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $3.1 million, $2.8 million and $3.3 million for research and technical support activities for fiscal 2009, 2010 and 2011, respectively.

        During fiscal 2011, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, all relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing), and power generation.

Competition

        The high-performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company's primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Cast Parts, Allegheny Technologies, Inc. and Krupp VDM GmbH, a subsidiary of Thyssen Krupp Stainless. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company's domestic business has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar strengthens, the Company may face increased competition in the U.S. from foreign competitors.

        Starting in the fourth quarter of fiscal 2007 and continuing through fiscal 2010 and, to a lesser degree, in fiscal 2011, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in the stainless market. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened. Increased competition has required the Company to continually price its products competitively, which has contributed to the reduction in the Company's gross profit margin and net income. Although the economic environment has modestly improved, there continues to be significant uncertainty as to when the stainless market will return to the pre-recession levels. When stainless demand begins to improve, price competition in the high-performance alloy industry should begin to ease. The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and striving to improve delivery-times and reliability.

Employees

        As of September 30, 2011, the Company employed approximately 1,057 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 518 in the aggregate) are covered by a collective bargaining agreement. On July 1, 2010, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2013. Management believes that current relations with the union are satisfactory. In September 2010, a majority of the 92 hourly employees at the Company's Arcadia, Louisiana operations elected to be represented by the United Steelworkers of America, although no collective bargaining agreement is in place at this time and negotiations are ongoing. None of the other employees at the Company's domestic operations are represented by a labor union.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as a reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facilities improvements. Expenses related to environmental compliance were approximately $2.2 million for fiscal 2011 and are currently expected to be approximately $2.1 million for fiscal 2012. Although there can be no assurance, based upon current information available to the Company, the Company does not currently expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit and violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.7 million were made for pollution control improvements during fiscal 2011, with additional expenditures of approximately $1.1 million for similar improvements planned for fiscal 2012.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

        The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit or other conditions existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company's capability to satisfy closure and post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

        The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. The Company's operations generate hazardous substances, and, while a large percentage of these substances are reclaimed or recycled, the Company also accumulates hazardous substances at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties. The Company has been named as a potentially responsible party at two sites. The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a potentially responsible party at other sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Executive Officers of the Company

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2011. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark M. Comerford	49	President and Chief Executive Officer; Director
Marcel Martin	61	Vice President—Finance, Treasurer and Chief Financial Officer
Venkat R. Ishwar	59	Vice President—Marketing & Technology
Marlin C. Losch	51	Vice President—Sales & Distribution
Daniel W. Maudlin	45	Controller and Chief Accounting Officer
Jean C. Neel	52	Vice President—Corporate Affairs
Scott R. Pinkham	44	Vice President—Manufacturing—Kokomo
Gregory M. Spalding	55	Vice President—Tube & Wire Products
Janice C. Wilken	39	Vice President—General Counsel & Corporate Secretary
Jeffrey L. Young	54	Vice President & Chief Information Officer

        Mr. Comerford was elected President and Chief Executive Officer and a director of the Company in October 2008. Before joining the Company, Mr. Comerford was President of Brush International, Inc. and Brush Engineered Materials Alloy Division, each affiliates of Materion Corporation, formally known as Brush Engineered Material, Inc., a company that manufactures high performance materials, from 2004 to 2008.

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

        Mr. Maudlin has served as Controller and Chief Accounting Officer of the Company since September 2004.

        Ms. Neel has served as Vice President—Corporate Affairs of the Company since April 2000.

        Mr. Pinkham has served as Vice President—Manufacturing—Kokomo of the Company since March 2008. Prior to that, he served as Vice President—Manufacturing Planning of the Company from 2004 to 2008.

        Mr. Spalding has served as Vice President—Tube & Wire Products of the Company since May 2009. Prior to that, he served as Vice President, Haynes Wire & Chief Operating Officer from 2006 to May 2009, and Vice President—North American Sales since he joined the Company in July 1999.

        Ms. Wilken has served as Vice President—General Counsel and Corporate Secretary since August 2011. Prior to joining the Company, Ms. Wilken was a partner at Ice Miller LLP since 2005 and an associate with Ice Miller LLP from 1998 to 2004.

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

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2011, represented approximately 53.0% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our gross margin and net income.

We are subject to risks associated with global economic and political uncertainties

        We are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate and our performance and the demand of our customers. The continuing turmoil in the global economy has had, and may continue to have, an adverse impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant challenges if conditions in the global economy do not improve or worsen.

        In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in governmental policies (particularly those that would limit or reduce defense spending) could have an adverse effect on our financial condition and results of operations and may reduce our customers' demand for our products and/or depress pricing of those products used in the defense industry or which have other military applications, resulting in a material adverse impact on our business, prospects, results of operations, revenues and cash flows. Furthermore, any actual armed hostilities, and any future terrorist attacks in the U.S. or abroad, could also have an adverse impact on the U.S. economy, global financial markets and our business. The effects may include, among other things, a decrease in demand in the aerospace industry due to reduced air travel, as well as reduced demand in the other industries we serve. Depending upon the severity, scope and duration of these effects, the impact on our financial position, results of operations and cash flows could be material.

We operate in cyclical markets.

        A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 37.5% of our total sales in fiscal 2011. Our land-based gas turbine and chemical processing sales constituted 18.1% and 27.6%, respectively, of our total sales in fiscal 2011.

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

Reductions in government expenditures could adversely affect our military aerospace business.

        The Budget Control Act of 2011 (the "Budget Act") that was signed into law on August 2, 2011 to reduce federal government expenditures over the next 10 years may result in reduced U.S. government funding of the military aerospace industry. The Budget Act set $900 billion in immediate cuts to discretionary government spending for 2012 through 2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the "Super Committee") and charged it with recommending legislation by November 23, 2011, the result of which would reduce net government spending by at least $1.2 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions. In the event that the Super Committee fails to recommend legislation, Congress fails to approve that legislation by late December, 2011, or the President fails to sign the legislation into law, an automatic sequestration of discretionary appropriations would be triggered, which would make up any shortfall necessary to achieve the $1.2 trillion target. Under the Budget Act, 50% of any shortfall from the $1.2 trillion target would automatically be applied as a reduction to discretionary appropriations for national defense programs. While we are unable to predict the outcome of the Budget Act deliberations, actions of the Super Committee or the impact of any resulting reductions in defense appropriations, reductions in U.S. defense spending, particularly with respect to the military aerospace industry, could negatively affect our revenues, financial condition and results of operations.

Aerospace demand is primarily dependent on two manufacturers.

        A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slow down in the number of new aircraft built by the aircraft manufacturers could have a material adverse effect on our business.

Our operations are dependent on production levels at our Kokomo facility.

        Our principal assets are located at our primary integrated production facility in Kokomo, Indiana and at our production facilities in Arcadia, Louisiana and in Mountain Home, North Carolina. The Arcadia and Mountain Home plants rely to a significant extent upon feedstock produced at the Kokomo facility. Any production failures, shutdowns or other significant problems at the Kokomo facility could have a material adverse effect on our financial condition and results of operations. We maintain property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss. Although we believe that our insurance is adequate to cover any such losses, that may not be the case. One or more significant uninsured losses at our Kokomo facility may have a material adverse effect on our financial condition.

        In addition, from time to time we schedule planned outages on the equipment at our Kokomo facility for maintenance and upgrades. These projects are subject to a variety of risks and uncertainties, including a variety of market, operational and labor related factors, many of which may be beyond our control. Should a planned shut-down on a significant piece of equipment last substantially longer than originally planned, there could be a material adverse effect on our operating results.

A default under our agreements with Titanium Metals Corporation could require us to make significant payments and could disrupt our operations.

        We are party to a Conversion Services Agreement and an Access and Security Agreement with TIMET that provide for the performance of certain titanium conversion services through November 2026. Events of default under the Conversion Services Agreement include (a) a change in control in which the successor does not assume the agreement, (b) a violation by the Company of certain non-compete obligations relating to the manufacture and conversion of titanium and (c) failure to meet agreed-upon delivery and quality requirements. If an event of default under the Conversion Services Agreement occurs, TIMET could require us to repay the unearned portion of the $50.0 million fee paid to us by TIMET when the agreement was signed, plus liquidated damages of $25.0 million. Our obligations to pay these amounts to TIMET are secured by a security interest in our four-high Steckel rolling mill, through which we process a substantial amount of our products. In addition, the Access and Security Agreement with TIMET includes, among other terms, an access right that would allow TIMET to use certain of our operating assets, including the four-high mill, to perform titanium conversion services in the event of our bankruptcy or the acceleration of our indebtedness. Exercise by TIMET of its rights under its security interest following a default and non-payment of the amounts provided in the Conversion Services Agreement or exercise of the access rights under the Access and Security Agreement could cause significant disruption in our Kokomo operations which would have a material adverse effect on our financial condition and results of operations.

During periods of lower demand in other alloy markets, some of our competitors may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

        We have experienced increased competition since the third quarter of fiscal 2007 from competitors who produce both stainless steel and high-performance alloys. Due to continued under-utilization of capacity in the stainless steel market, we believe these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. If the stainless market does not improve, continued competition from stainless steel producers could negatively impact our average selling price and reduce our gross profit margin.

        In addition, as a result of the competition in our markets, we have made significant price concessions to our customers from time to time, and we expect customer pressure for further price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure will be a key determinant of future profitability and competitiveness.

Rapid fluctuations in the price of nickel may materially adversely affect our operating results.

        To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2011, nickel, a major component of many of our products, accounted for approximately 61% of our raw material costs, or approximately 32% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations would be materially adversely affected.

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

        We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these materials may be influenced by private or government cartels, changes in world politics, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation and general economic conditions and export quotas imposed by governments in nations with rare earth element supplies. The ability of key material suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

Failure to successfully develop, commercialize, market and sell new applications and new products could adversely affect our business.

        We believe that our proprietary alloys and metallurgical manufacturing expertise provide us with a competitive advantage over other high-performance alloy producers. Our ability to maintain this competitive advantage depends on our ability to continue to offer products that have equal or better performance characteristics than competing products at competitive prices. Our future growth will depend, in part, on our ability to address the increasingly demanding needs of our customers by enhancing the properties of our existing alloys, by timely developing new applications for our existing products, and by timely developing, commercializing, marketing and selling new products. If we are not successful in these efforts, or if our new products and product enhancements do not adequately meet the requirements of the marketplace and achieve market acceptance, our revenues, cash flows and results of operations could be negatively affected.

We are subject to risks relating to our cyber security measures.

        We have put in place a number of systems, processes and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information or disruption of our operations. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breaches of security systems which may result in unauthorized access, misappropriation, corruption or disruption of the information we are trying to protect, in which case we could suffer material harm. Access to our proprietary information regarding new alloy formulations would allow our competitors to use that information in the development of competing products. Current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. In addition, our systems could be subject to sabotage by employees or third parties, which could slow or stop production or otherwise adversely affect our operations. Any misappropriation or corruption of our systems and information or disruption of our operations could have a material adverse effect on our business.

An interruption in energy services may cause manufacturing curtailments or shutdowns.

        We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair our ability to manufacture products for customers. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

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

        We have received permits from the environmental regulatory authorities in Indiana and North Carolina to close and to provide post-closure monitoring and care for certain areas of our Kokomo and Mountain Home facilities that were used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. We are required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, we are aware of elevated levels of certain contaminants in the groundwater and additional corrective action could be required. Additionally, it is possible that we could be required to undertake other corrective action for any other solid waste management unit or other conditions existing or determined to exist at our facilities. We are unable to estimate the costs of any further corrective action, if required. However, the costs of future corrective action at these or any other current or former sites could have a material adverse effect on our financial condition, results of operations or liquidity.

        We may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Our operations generate hazardous substances, many of which we accumulate at our facilities for subsequent transportation and disposal off-site or recycling by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to liability under CERCLA and state counterparts. In addition, we may have generated hazardous substances disposed of at sites which are subject to CERCLA or equivalent state law remedial action. We have been named as a potentially responsible party at two sites. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties regardless of fault. If we are named as a potentially responsible party at other sites in the future, the costs associated with those future sites could have a material adverse effect on our financial condition, results of operations or liquidity.

        Environmental laws are complex, change frequently and have tended to become increasingly stringent over time. While we have budgeted for future capital and operating expenditures to comply with environmental laws, changes in any environmental law may increase our costs of compliance and liabilities arising from any past or future releases of, or exposure to, hazardous substances and may materially adversely affect our business, results of operations or financial condition. See "Business—Environmental Matters."

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other "greenhouse gases", and pending legislation or regulation of greenhouse gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

        Political and scientific debates related to the impacts of emissions of greenhouse gases on the global climate are prevalent. Regulation or some form of legislation aimed at reducing greenhouse gas emissions is currently being considered in the United States as well as globally. As a high-performance alloy manufacturer, we will be affected, both directly and indirectly, if proposed climate change legislation, such as use of a "cap and trade" system, is enacted which could have a material adverse impact on our results of operations, financial condition and cash flows.

Our business is affected by federal rules, regulations and orders applicable to government contractors.

        A number of our products are manufactured and sold under U.S. government contracts or subcontracts. Consequently, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consuming of internal resources. Violations of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business.

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

        We anticipate we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. Distributors, regulators or other government agencies may not continue to accept our products, services and business practices. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the trade regulations of various jurisdictions. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions any one or more of which may adversely affect our business and financial results, including:

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

        Any material decrease in our international revenues or inability to expand our international operations as a result of these or other factors would adversely impact our revenues, results of operations and financial condition.

Although a collective bargaining agreement is in place for certain employees, union or labor disputes could still disrupt the manufacturing process.

        Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 58% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. In addition, in September 2010, a majority of the 92 hourly employees at our Arcadia, Louisiana operations elected to be represented by a union and negotiations regarding a collective bargaining agreement are ongoing. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

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

Our business subjects us to risk of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

        Litigation claims may relate to the conduct of our business, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws and personal injury. Due to the uncertainties of litigation, we might not prevail on claims made against us in the lawsuits that we currently face and additional claims may be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our financial condition, liquidity or results of operations for that period.

We depend on our IT infrastructure to support the current and future information requirements of our operations.

        Management relies on IT infrastructure, including hardware, network, software, people and process, to provide useful information to support assessments and conclusions about operating performance. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations.

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

  •
  announcements by us of acquisitions, alliances, joint development efforts or corporate partnerships in the high-temperature resistant alloy and corrosion-resistant alloy markets;

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

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wells Fargo Capital Finance, LLC. For more information see Note 7 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        Sales Centers.    As a part of our ongoing efforts to improve our operations, during fiscal 2011 the Company consolidated inventory within Europe by converting the France service center into a sales center. The Company leases sales centers in the following locations:

  •
  Paris, France—sells all product forms;

  •
  Zurich, Switzerland—sells all product forms;

  •
  Singapore—sells all product forms;

  •
  Milan, Italy—sells all product forms; and

  •
  Chennai, India—sells all product forms.

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company believes that its existing facilities are suitable for its current business needs. The Company is developing plans to spend approximately $10.0 million over the course of fiscal 2012 and 2013 to restructure, consolidate and enhance capabilities at its service center operations.

Item 3.    Legal Proceedings

        The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require us to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes federal and state EEOC administrative actions, litigation of commercial matters and litigation and administrative actions relating to environmental matters. For more information see "Item 1. Business—Environmental Matters." Litigation and administrative actions may result in substantial costs and may divert management's attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not expect expenditures for pending legal proceedings to have a material effect on the Company's financial position, results of operations or liquidity.

        The Company is currently, and has in the past, been subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and that, if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity. In addition to these cases, the Company has in the past been named a defendant in several other lawsuits, including 53 lawsuits filed in the state of California, alleging that its welding-related products harmed the users of such products through the inhalation of welding fumes containing manganese. The Company has since been voluntarily dismissed from all of these lawsuits on the basis of the release and discharge of claims contained in the confirmation order issued in connection with the Company's emergence from Chapter 11 reorganization. While the Company contests such lawsuits vigorously, and may have applicable insurance, there are several risks and uncertainties that may affect its liability for claims relating to exposure to welding fumes and manganese. For instance, in recent cases, at least two courts (in cases not involving the Company) have refused to dismiss claims relating to inhalation of welding fumes containing manganese based upon a bankruptcy discharge order. Although the Company believes the facts of these cases are distinguishable from the facts of its cases, it cannot assure you that any or all claims against the Company will be dismissed based upon the confirmation order, particularly claims premised, in part or in full, upon actual or alleged exposure on or after the date of the confirmation order. It is also possible that the Company will be named in additional suits alleging welding-rod injuries. Should such litigation occur, it is possible that the aggregate claims for damages, if the Company is found liable, could have a material adverse effect on its financial condition, results of operations or liquidity.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ.

Fiscal year ended September 30, 2011:	High	Low	Dividend
September 30, 2011	$67.00	$42.13	$0.20
June 30, 2011	$61.93	$48.75	$0.20
March 31, 2011	$57.82	$40.85	$0.20
December 31, 2010	$42.84	$34.27	$0.20
Fiscal year ended September 30, 2010:
September 30, 2010	$35.39	$27.58	$0.20
June 30, 2010	$38.88	$26.61	$0.20
March 31, 2010	$36.59	$27.04	$0.20
December 31, 2009	$34.99	$24.75	$0.20

        The range of the Company's common stock price on NASDAQ from October 1, 2010 to September 30, 2011 was $34.27 to $67.00. The closing price of the common stock was $43.45 on September 30, 2011.

        As of November 1, 2011, there were approximately 43 holders of record of the Company's common stock.

        Our payment of dividends is permitted under our existing financing agreement, although our U.S. revolving credit facility requires (i) prior notice to the agent, (ii) a fixed charge coverage ratio average for the previous twelve months which must be not less than 1.0 to 1.0, and (iii) that the Company have at least $18.0 million in availability, after payment, on the date the dividend payment is made. While it is our intention to continue to pay quarterly cash dividends for fiscal 2012 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2006 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc. and Carpenter Technology Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group

*
For fiscal 2006 and up to March 23, 2007, the Company's stock was traded on the "Pink Sheets." As of March 27, 2007, the Company listed its common stock on The NASDAQ Global Market.

	2006	2007	2008	2009	2010	2011
Haynes International, Inc.	100.00	218.90	120.09	81.60	89.55	113.22
Russell 2000	100.00	111.01	97.13	86.37	97.92	94.45
S&P MidCap 400	100.00	117.34	99.87	94.89	111.77	110.34
Peer Group	100.00	154.34	73.05	66.33	101.76	88.09

Item 6.    Selected Financial Data

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2007	2008	2009	2010	2011
Statement of Operations Data:
Net revenues	$559,836	$637,006	$438,633	$381,543	$542,896
Cost of sales	408,752	492,349	416,150	327,712	449,116
Selling, general and administrative expense	39,441	42,277	36,207	35,470	41,215
Research and technical expense	3,116	3,441	3,120	2,828	3,259
Impairment of goodwill(1)	—	—	43,737	—	—
Operating income (loss)	108,527	98,939	(60,581)	15,533	49,306
Interest expense (income), net	3,939	1,025	509	(59)	(92)
Provision for (benefit from) income taxes	38,468	35,136	(8,768)	6,717	18,270

Net income (loss)	$66,120	$62,778	$(52,322)	$8,875	$31,128
Net income (loss) per share(2):
Basic	$6.07	$5.27	$(4.36)	$0.74	$2.55
Diluted	$5.89	$5.22	$(4.36)	$0.73	$2.54
Weighted average shares outstanding(2):
Basic	10,896,067	11,903,289	12,004,498	12,049,779	12,067,555
Diluted	11,230,101	12,026,440	12,004,498	12,159,529	12,149,866

	September 30,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Working capital	$299,312	$330,357	$307,091	$300,199	$318,761
Property, plant and equipment, net	97,860	107,302	105,820	107,043	110,678
Total assets	586,969	617,567	544,150	551,543	596,569
Total debt	38,733	14,909	1,592	1,433	1,348
Long-term portion of debt	3,074	1,582	1,482	1,324	1,348
Accrued pension and postretirement benefits(3)	123,587	115,359	181,077	193,560	215,432
Stockholders' equity	316,377	379,543	278,799	265,849	272,853

	2007	2008	2009	2010	2011
Consolidated Backlog at Fiscal Quarter End(4):
1st quarter	$206.9	$247.8	$199.7	$110.4	$167.0
2nd quarter	237.6	254.5	153.0	124.6	241.7
3rd quarter	258.9	252.6	113.4	130.9	288.6
4th quarter	236.3	229.2	106.7	148.0	273.4

	Year Ended September 30,
	2007	2008	2009	2010	2011
Average nickel price per pound(5)	$13.40	$8.07	$7.93	$10.26	$9.25

(1)
A non-cash goodwill impairment charge of $43.7 million was recorded during the second quarter of fiscal 2009. See Note 2 in the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K for additional information.

(2)
During fiscal 2007, the Company completed an equity offering which resulted in the issuance of 1,200,000 shares of its common stock. In addition, 450,000 stock options were exercised as a part of the offering. The net proceeds of the equity offering were $72,753 and the payment of the exercise price for the stock options resulted in an additional $6,083 in proceeds to the Company.

(3)
Significant increases in the pension and postretirement benefits liability occurred in fiscal years 2009, 2010 and 2011 primarily due to reductions in the discount rate used to value the future liability. This has been reflected actuarially as an increase in the Pension and Postretirement Benefits Liability and an increase in the accumulated Other Comprehensive Loss account. The amount of this actuarial loss for the years ended September 30, 2009, 2010 and 2011 was $69,094, $27,148 and $22,495, respectively, which has created a cumulative three year actuarial loss of $118,737. On a prospective basis if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss. Prior to fiscal 2009, many actions were taken to reduce this liability such as: i) effective second quarter of fiscal 2007 capping the Company's contributions to the retiree health care costs at $5,000 annually (resulting in a $46,300 liability reduction), ii) effective first quarter of fiscal 2008, freezing the pension benefit accruals for all non-union employees in the U.S. (resulted in a $8,191 liability reduction), iii) closing the pension plans to new entrants for both non-union employees (effective 12/31/2005) and union employees (effective 6/30/2007).

(4)
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

(5)
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

	Quarter Ended				Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Backlog
Dollars (in thousands)	$110,406	$124,571	$130,885	$147,958	$166,990	$241,661	$288,597	$273,375
Pounds (in thousands)	4,915	5,805	5,675	5,997	6,911	9,648	10,356	9,037
Average selling price per pound	$22.46	$21.46	$23.06	$24.67	$24.16	$25.05	$27.87	$30.25
Average nickel price per pound
London Metals Exchange(1)	$7.75	$10.19	$8.79	$10.26	$10.94	$12.16	$10.14	$9.25

(1)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended				Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net revenues (in thousands)
Aerospace	$28,375	$33,495	$36,739	$39,793	$44,537	$48,953	$53,594	$56,477
Chemical processing	20,828	18,333	27,461	21,062	20,591	37,238	46,065	46,079
Land-based gas turbines	14,966	20,028	18,412	20,802	21,541	27,724	21,067	27,892
Other markets	13,080	19,426	15,540	20,021	15,217	21,985	19,248	20,217

Total product revenue	77,249	91,282	98,152	101,678	101,886	135,900	139,974	150,665
Other revenue	3,759	3,337	3,119	2,968	4,465	3,214	3,148	3,644

Net revenues	$81,008	$94,619	$101,271	$104,646	$106,351	$139,114	$143,122	$154,309

Shipments by markets (in thousands of pounds)
Aerospace	1,221	1,435	1,581	1,739	1,688	2,008	2,152	2,272
Chemical processing	1,155	811	1,372	870	914	1,846	2,185	2,020
Land-based gas turbines	946	1,291	1,106	1,252	1,199	1,664	1,093	1,590
Other markets	605	867	665	906	610	855	738	796

Total shipments	3,927	4,404	4,724	4,767	4,411	6,373	6,168	6,678

Average selling price per pound
Aerospace	$23.24	$23.34	$23.24	$22.88	$26.38	$24.38	$24.90	$24.86
Chemical processing	18.03	22.61	20.02	24.21	22.53	20.17	21.08	22.81
Land-based gas turbines	15.82	15.51	16.65	16.62	17.97	16.66	19.27	17.54
Other markets	21.62	22.41	23.37	22.10	24.95	25.71	26.08	25.40
Total average selling price (product only; excluding other revenue)	19.67	20.73	20.78	21.33	23.10	21.32	22.69	22.56
Total average selling price (including other revenue)	20.63	21.48	21.44	21.95	24.11	21.83	23.20	23.11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Please refer to page 1 of this Form 10-K for a cautionary statement regarding forward-looking information.

Overview of Business

        The Company is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in bar, billet and wire forms.

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

Significant Events of Fiscal 2011

  Improved Results

        Net income for fiscal 2011 was $31.1 million, a substantial improvement over the fiscal 2010 net income of $8.9 million. The Company's improved results from fiscal 2010 to fiscal 2011 were due to a combination of an improving market environment, demonstrated by a 33% increase in pounds shipped between years, an improved product mix and an improved cost structure (including operating efficiencies attributable to equipment upgrades and improved absorption due to higher volumes). In addition, controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expense, as a percent of sales decreased between fiscal 2010 and fiscal 2011 due to continued emphasis on working capital management.

        Over the last three years, alloys invented and commercialized by the Company since the 1980's are making an increasingly larger contribution to revenue and margin. The percentage of total revenue of these alloys has increased from 28% of revenue in fiscal 2009 to 32% of revenue in fiscal 2011. The margin contribution in dollars for these alloys, has increased from 37% of total margin dollars in fiscal 2009 to 44% of total margin dollars in fiscal 2011. The increasing proportion of these alloys has had a positive effect on the Company's profitability. This represents a significant change from past periods of volume increases during which time commodity alloys would increase as a percent of the total revenue. During this period of increasing volume the commodity alloys are declining as a percent of total revenue and typically commodity alloys, because of price competition, have provided a lower contribution to margin.

  Capital Spending

        At the beginning of fiscal 2010, the Company announced plans to spend approximately $85.0 million over fiscal years 2010 through 2014 on new strategic initiatives, routine capital maintenance projects and restructuring its service centers. Over the five-year period, this amount would include approximately $30.0 million for upgrades to its four-high Steckel rolling mill and supporting equipment, approximately $25.0 million for other equipment purchases and upgrades and approximately $20.0 million for routine capital maintenance projects. In addition, fiscal 2010 and 2011 were forecasted to include $5.0 million each year for service center improvements. However, the majority of that spending has been postponed to fiscal 2012 and 2013. The goals of the service center process remain enhancement of working capital management and restructuring, consolidating and enhancing capabilities to improve the return on assets at those operations. For example, the Company continues to maintain four sales offices in Europe. However, during fiscal 2011, the number of inventory processing locations was reduced from three to two, with processing and shipping of material now taking place at other locations. The effect was to reduce inventory and increase equipment utilization and efficiency of the other European processing centers, which contributed to the reduction in operating costs. In addition, the original spending indicated for the five-year period has been increased to $95.0 million to include $9.1 million to be spent in fiscal 2012 and fiscal 2013 to upgrade the Company's information systems. For additional detail on the system upgrade see the section entitled "Global Information System Upgrade," below.

        Capital spending in fiscal 2010 and 2011 was $12.3 million and $14.4 million, respectively. Significant projects in fiscal 2011 included upgrades to the Company's four-high Steckel rolling mill including a charging crane, automatic gauge controls and installation of an edger. The target for capital spending in fiscal 2012 is approximately $27.1 million, which includes approximately $5.0 million for additional remelting capacity, $5.0 million for continued four-high Steckel rolling mill upgrades, approximately $10.0 million over the course of fiscal 2012 and 2013 for restructuring of the Company's service centers and spending for the upgrade of the Company's information technology systems of $9.1 million, also split equally between fiscal 2012 and 2013. The Company expects to spend approximately $20.0 million of the forecasted $27.1 million for fiscal 2012 on these items, with the remaining balance of $7.0 million expected to be spent on a number of maintenance capital projects and upgrades.

        Capital investments of almost $110.0 million over the last seven years have allowed the Company to increase capacity, reduce unplanned equipment outages, produce higher quality products at reduced costs and improve working capital management. This significant investment was necessitated by low levels of investment in prior years as well as increasing customer demand for volume and quality improvements. Management does not currently anticipate any prolonged equipment outages as a result of upgrades for any of its planned future projects.

  Global Information Systems Upgrade

        In fiscal 2011, the Board of Directors approved management's plan to upgrade the Company's information technology system. The project is expected to cost approximately $9.1 million and take 24 months to complete. The intended result is that all the Company's locations will be on a centralized information technology system housed at the Kokomo office. The project is expected to eliminate a significant number of separate entity systems currently in use. A few subsystems will be retained and interfaced, including certain manufacturing systems and payroll. The financial and European distribution systems are expected to be completed in one year. This project will include financial consolidation tools that will enable the Company to accelerate the closing process and significantly enhance the financial analysis process for every location. The systems upgrade for the domestic distribution (service centers) and foreign sales offices is expected to be complete by January 1, 2013. The manufacturing operating system is expected to be completed by October 1, 2013. In addition to enhanced analysis capability, the Company expects this system to lead to improvements in capacity planning, cost analysis and reduction, inventory management and customer service.

  Extension of U.S. Revolving Credit Facility

        On July 14, 2011, the Company entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Credit Agreement"), by and among the Company, Haynes Wire Company ("Haynes Wire" and together with the Company, the "Borrowers"), and certain lenders who are parties to the Amended Credit Agreement. Among other items, the Amended Credit Agreement (a) extends the maturity date of the U.S. revolving credit facility to July 14, 2016, (b) decreases the applicable margin used to determine the interest rate by 100 basis points (from 250 to 150) for LIBOR-based loans and by 150-175 basis points for prime rate loans, (c) increases the advance rates with respect to certain working capital items included in the borrowing base, (d) increases the sublimit for Equipment Purchase Loans, (e) permits an increase in the Maximum Credit from $120.0 million up to an aggregate amount of $170.0 million at the request of the Borrowers, (f) reduces the fee the Company must pay on all issued letters of credit, (g) reduces the commitment fee to 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment, and (h) modifies the financial metrics required to be met in order to pay dividends and repurchase common stock by decreasing the required Excess Availability from at least $50.0 million to at least 15% of the Maximum Credit and improving the Fixed Charge Coverage Ratio requirement which must be not less than 1.0 to 1.0 for the twelve months ending the month immediately prior to the payment or repurchase date.

Dividends Declared

        On November 17, 2011, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company's common stock. This quarterly dividend amount of $0.22 per share represents a ten percent increase from previous quarterly per share dividend amounts. The dividend is payable December 15, 2011 to stockholders of record at the close of business on December 1, 2011. The aggregate cash payout based on current shares outstanding will be approximately $2.7 million, or approximately $10.7 million on an annualized basis.

Gross Profit Margin Trend Performance

        Gross profit margin and gross profit margin percentage continued the trend of improvement that started in the fourth quarter of fiscal 2009.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2010
	Quarter Ended
(dollars in thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net Revenues	$81,008	$94,619	$101,271	$104,645
Gross Profit Margin	$6,845	$10,190	$16,854	$19,942
Gross Profit Margin %	8.5%	10.8%	16.6%	19.1%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2011
	Quarter Ended
(dollars in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net Revenues	$106,351	$139,114	$143,122	$154,309
Gross Profit Margin	$17,869	$20,593	$25,321	$29,997
Gross Profit Margin %	16.8%	14.8%	17.7%	19.4%

        The gross profit margin and gross profit margin percentage have both improved for each quarter of fiscal 2011 compared to the comparable period of fiscal 2010 due to a combination of higher volume and prices, improved product mix, improved cost structure and an improving market environment. Service center transactional business volumes and prices are most representative of this improvement, particularly in the aerospace market, due to the end of inventory destocking by the Company's customers and an increase in the commercial aircraft build rate.

        When comparing the trend of gross profit margins and gross profit margin percentages from the third quarter to the fourth quarter of fiscal 2011, the gross profit margin increased by $4.7 million and the gross profit margin percentage increased by 1.7%. These increases are due to the continued improved pricing of transactional business in the fourth quarter resulting from the price increase initiatives started in the second and third quarters of fiscal 2011. These price increases were initiated in order to recover both the rising cost of raw material and non-raw material items. The average product selling price per pound has remained consistent with the third quarter and has increased 5.8% from the second quarter to the fourth quarter of fiscal 2011. The improved pricing also reflects our continued emphasis on service centers, offering value-added services, focusing on delivery lead-times and improving reliability. Also contributing to the additional margin dollars and improved percentages was the higher volumes reflective of the strong backlog.

        Due to the excess capacity in the metals industry, the Company continues to experience price competition in the marketplace, especially with the mill-direct project business. However, the Company experienced some success in raising prices in the third and fourth quarters of fiscal 2011 due to the increases to base prices initiated during the second and third quarters. However, due to the current economic uncertainty, which has contributed to the volatility in material prices, the Company has not yet experienced the full benefit of these price initiatives and the ability to raise prices further has significantly diminished for the short term.

  Backlog

        Backlog dollars were $273.4 million at September 30, 2011, a decrease of approximately 5.3% from $288.6 million at June 30, 2011. This decrease was the result of a decrease in backlog pounds of 12.7% partially offset by an 8.5% increase in the backlog average selling price.

        The backlog dollars declined in the fourth quarter due to the combination of the highest shipment quarter of the fiscal year in conjunction with a reduced level of order entry in the fourth quarter as compared to the previous two quarters. This slow down in order entry was the result of the typical summer slowdown due to the reduced activity in Europe, which was exacerbated by the uncertain economic conditions during our fourth fiscal quarter, particularly associated with the European banks and their holdings of sovereign debt. However, the backlog continues to reflect a significant amount of higher value alloys and forms compared to previous quarters which is resulting in the continued increase in backlog average selling price.

Outlook

  Background

        Net revenues, gross margins, net income and volumes have improved over the last eight fiscal quarters, culminating with fourth quarter fiscal 2011 net income of $11.3 million. The trend of improving performance for the Company over the last two years has been supported by the improving markets and economic conditions. However, the improvement in performance also reflects the efforts over the past seven years to position the Company to be able to participate to a greater extent in the global expansion of the high-performance alloy market. Beginning in fiscal 2004, these efforts have included restructuring the balance sheet by exchanging debt for equity, strengthening the liquidity of the Company with the TIMET transaction, accessing the public markets through the 2007 public stock offering and expanding the Company's working capital facility. In addition, the Company has invested almost $110.0 million over the past seven years in equipment upgrades in order to improve quality, increase reliability, reduce product cost and increase capacity together with making selective acquisitions. These investments have also enabled the Company to expand both its global footprint and its product portfolio, which includes expanding into China with a service center and marketing company, the opening of sales offices in Italy and India and the acquisition of a wire company in North Carolina. This has enabled the Company to expand its product portfolio in support of the sheet and plate business and expand the value-added products in its service centers by offering to customers laser cut part programs versus purchasing full size sheet product. In addition, the Company has continued to develop new alloys and find additional applications for its current alloy portfolio. The aggregate impact of these efforts, plus improving economic conditions and the expanding demand for high-performance alloys, which the Company invents and produces, has made it possible for the Company to deliver improved performance over the past two fiscal years.

  First and Second Quarters of Fiscal 2012

        As with past first quarter periods, the first quarter performance of fiscal 2012 is expected to be impacted by a reduced number of production and shipment days available due to holidays, vacations, maintenance projects and capital projects. The reduced number of production and ship days correspondingly reduces the level of net income that can be achieved. Management anticipates that pounds shipped in the first quarter of fiscal 2012 will be approximately 10% to 15% lower than the fourth quarter of fiscal 2011. The reduction in volume as compared to the fourth quarter of fiscal 2011, and the corresponding reduction in absorption of fixed costs and gross margin dollars, is expected to unfavorably impact net income in the first quarter of fiscal 2012 by 10% to 20% as compared to the fourth quarter of fiscal 2011. Management also anticipates that net income in the second quarter of fiscal 2012 will improve from the first quarter to equal or possibly slightly exceed the net income of the fourth quarter of fiscal 2011.

        Management expects net income for fiscal 2012 to exceed the net income of fiscal 2011. However, due to the continued competitive environment and the current uncertainty of the economic environment, the amount of any improvement from fiscal 2011 to fiscal 2012 is uncertain. See narrative in "Overview of Markets" within this section for comments on specific markets.

  Working Capital

        Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased from the fourth quarter of fiscal 2010 to the fourth quarter of fiscal 2011 from $244.6 million to $268.9 million. This $24.3 million or 10.0% increase in controllable working capital supported a 42.3% increase in revenue, year-over-year. The moderate increase in controllable working capital in conjunction with the significant increase in shipments occurred because of improving inventory turns as a result of initiating the pull inventory process and lean manufacturing techniques. As a result of the improving inventory turns, working capital as a percentage of sales continued to improve through the entire year. It is anticipated that these favorable trends will continue during fiscal 2012.

  Competition and Pricing

        In the fourth quarter of fiscal 2011, the global economic environment experienced a number of unfavorable events which included the slowing of growth in China, an anticipated reduction in the growth rate in the U.S. and significant uncertainty regarding the ability of the European Union to deal with the potential default of sovereign debt in Greece, Italy, Spain and Portugal. This significant global economic uncertainty impacted the Company in the form of reduced order activity which reduced the year-end backlog. In addition, raw material costs fluctuated through the quarter, particularly the cost of nickel, which created downward pressure on product pricing. Management considers these unfavorable events of the fourth quarter short-term disruptions and anticipates long-term growth opportunities for the Company.

        Although volumes and pricing continued to improve through the fourth quarter of fiscal 2011, the Company continued to experience price competition in the marketplace, particularly in mill-direct project business. This competition continues to require the Company to aggressively price project business orders, which has unfavorably impacted the Company's gross profit margin and net income. However, it appears that the impact of the price competition lessened in the second half of fiscal 2011, which is reflected in the improved product pricing in the third and fourth quarters of fiscal 2011.

        As previously noted, current selling prices continue to be impacted by both the competitive environment and the volatility of raw material prices in the market place, which is expected to continue to put downward pressure on prices. If market conditions improve, pricing competition in the high-performance alloy industry may begin to ease in future quarters. The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and focusing on delivery-times and reliability, which should support rising average selling prices.

Overview of Markets

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Year Ended September 30,
	2007		2008		2009		2010		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues (dollars in millions)
Aerospace	$211.2	37.7%	$247.3	38.8%	$160.0	36.5%	$138.4	36.3%	$203.5	37.5%
Chemical processing	148.0	26.4	166.1	26.1	109.7	25.0	87.7	23.0	150.0	27.6
Land-based gas turbines	103.0	18.4	124.1	19.5	97.7	22.3	74.2	19.4	98.2	18.1
Other markets	86.3	15.4	86.6	13.6	59.4	13.5	68.1	17.8	76.7	14.1

Total product	548.5	97.9	624.1	98.0	426.8	97.3	368.4	96.5	528.4	97.3
Other revenue(1)	11.3	2.1	12.9	2.0	11.8	2.7	13.1	3.5	14.5	2.7

Net revenues	$559.8	100.0%	$637.0	100.0%	$438.6	100.0%	$381.5	100.0%	$542.9	100.0%

U.S.	$343.9	61.4%	$344.1	54.0%	$258.9	59.0%	$231.6	60.7%	$344.9	63.5%
Foreign	$215.9	38.6%	$292.9	46.0%	$179.7	41.0%	$149.9	39.3%	$198.0	36.5%
Shipments by Market (millions of pounds)
Aerospace	7.7	33.9%	8.9	38.2%	5.9	32.2%	6.0	33.7%	8.1	34.3%
Chemical processing	5.1	22.5	5.4	23.2	4.5	24.5	4.2	23.6	7.0	29.7
Land-based gas turbines	5.1	22.5	6.0	25.8	5.5	29.6	4.6	25.8	5.5	23.3
Other markets	4.8	21.1	3.0	12.8	2.5	13.7	3.0	16.9	3.0	12.7

Total Shipments	22.7	100.0%	23.3	100.0%	18.5	100.0%	17.8	100.0%	23.6	100.0%

Average Selling Price Per Pound
Aerospace	$27.57		$27.94		$26.90		$23.16		$25.07
Chemical processing	28.89		30.83		24.20		20.84		21.53
Land-based gas turbines	20.22		20.82		17.88		16.15		17.71
Other markets	17.84		28.17		23.39		22.37		25.56
Total product(2)	24.15		26.81		23.09		20.67		22.36
Total average selling price	24.65		27.37		23.73		21.41		22.97

(1)
Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements).

(2)
Total product price per pound excludes "Other Revenue".

        Aerospace sales increased throughout fiscal 2011. The increased sales are due to the end of a destocking process that occurred in this market from fiscal 2008 through the first part of fiscal 2010. Based on the Company's current backlog and rate of order entry, management anticipates that aerospace sales will continue to improve in fiscal 2012. This belief is further supported by sizable backlogs at Boeing and Airbus, including 2012 production schedules which began to drive sales starting in mid-2011, and continued emphasis on accelerating production of airplane builds. Management anticipates that the maintenance, repair and overhaul business will continue at a steady pace due to required maintenance schedules for engines currently in use.

        Sales to the chemical processing industry increased year-over-year, primarily as a result of increased capital spending in fiscal 2011 driven by the significant reduction in capital spending in fiscal 2010 due to postponement of both new and retrofit projects. Pounds shipped to the chemical processing market in fiscal 2011 were steady quarter-to-quarter as a result of improvements in both maintenance business and project business being spread evenly over the fiscal year. Based on our order entry and backlog balance, it is anticipated that sales to the chemical processing industry in fiscal 2012 will likely equal fiscal 2011 and possibly improve slightly in fiscal 2012 compared to fiscal 2011. The improved level of activity is further supported by an increase in forecasted global spending in the chemical processing sector.

        Sales to the land-based gas turbine market in fiscal 2011 increased by approximately 32% from the previous year. Based on the Company's backlog and order entry rate, it is anticipated that volumes sold to the land-based gas turbine market for fiscal 2012 will at least remain equal to 2011 and possibly improve, although the amount of the improvement is uncertain. Subject to global economic conditions, management believes that long-term demand in this market will improve due to higher activity in power generation, oil and gas production and alternative power systems. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, flexibility in use of alternative fuels, fewer emissions than the traditional fossil fuel-fired facilities and favorable gas prices provided by availability of unconventional (shale gas) gas supplies.

        Sales into the "Other" market category increased year-over-year by 13% due to rising prices and flat volumes between years. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "Advanced Materials" which supports the increased use of high-performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of flue-gas desulphurization, automotive, oil and gas and heat treating, the Company expects increased levels of activity in non-traditional markets such as solar, nuclear and silicon feed-stock production applications. Based on our backlog balance and order entry activity, it is anticipated that the Company will experience an improved level of revenue for this category in fiscal 2012.

Results of Operations

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

($ in thousands)

	Year Ended September 30,				Change
	2010		2011		Amount	%
Net revenues	$381,543	100.0%	$542,896	100.0%	$161,353	42.3%
Cost of sales	327,712	85.9%	449,116	82.7%	121,404	37.0%

Gross profit	53,831	14.1%	93,780	17.3%	39,949	74.2%
Selling, general and administrative expense	35,470	9.3%	41,215	7.6%	5,745	16.2%
Research and technical expense	2,828	0.7%	3,259	0.6%	431	15.2%

Operating income	15,533	4.1%	49,306	9.1%	33,773	217.4%
Interest income	(209)	0.0%	(248)	0.0%	(39)	(18.7)%
Interest expense	150	0.0%	156	0.0%	6	4.0%

Income before income taxes	15,592	4.1%	49,398	9.1%	33,806	216.8%
Provision for income taxes	6,717	1.8%	18,270	3.4%	11,553	172.0%

Net income	$8,875	2.3%	$31,128	5.7%	$22,253	250.7%

Net income per share:
Basic	$0.74		$2.55
Diluted	$0.73		$2.54
Weighted average shares outstanding:
Basic	12,049,779		12,067,555
Diluted	12,159,529		12,149,866

Non-GAAP Measure

        This Annual Report on Form 10-K includes the non-GAAP financial measures described below. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation contained in the attached financial statements, provides meaningful information and therefore we use it to supplement our GAAP disclosures. These non-GAAP measures may be different than those used by other companies. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analyses of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the reconciliations and to provide an additional measure of performance.

        In fiscal 2011, the Company recorded a one-time non-cash tax charge to reduce its deferred tax asset due to an enacted state income tax rate reduction. This type of charge has not occurred frequently and is not expected to occur again in the foreseeable future. The Company believes that excluding this charge will provide investors with a basis to compare the Company's core operating results in different periods without this variability.

	Year Ended September 30,
	2010	2011
Reconciliation of non-GAAP net income:
Net income excluding non-cash tax charge	$8,875	$31,860
Tax charge to reduce deferred tax asset due to an enacted state income tax rate reduction	—	732

Net income as reported	$8,875	$31,128

Reconciliation of non-GAAP EPS:
Diluted earnings per share excluding non-cash tax charge	$0.73	$2.60
Tax charge to reduce deferred tax asset due to an enacted state income tax rate reduction	—	0.06

Diluted earnings per share as reported	$0.73	$2.54

        The following table includes a breakdown of net revenues, shipments, and average selling prices to the markets served by Haynes for the periods shown.

By market

	Year Ended September 30,		Change
	2010	2011	Amount	%
Net revenues (dollars in thousands)
Aerospace	$138,402	$203,561	$65,159	47.1%
Chemical processing	87,684	149,973	62,289	71.0%
Land-based gas turbines	74,208	98,224	24,016	32.4%
Other markets	68,067	76,667	8,600	12.6%

Total product revenue	368,361	528,425	160,064	43.5%
Other revenue	13,182	14,471	1,289	9.8%

Net revenues	$381,543	$542,896	$161,353	42.3%

Pounds by market (in thousands)
Aerospace	5,976	8,120	2,144	35.9%
Chemical processing	4,208	6,965	2,757	65.5%
Land-based gas turbines	4,595	5,546	951	20.7%
Other markets	3,043	2,999	(44)	(1.5)%

Total shipments	17,822	23,630	5,808	32.6%

Average selling price per pound
Aerospace	$23.16	$25.07	$1.91	8.2%
Chemical processing	20.84	21.53	0.69	3.3%
Land-based gas turbines	16.15	17.71	1.56	9.7%
Other markets	22.37	25.56	3.19	14.3%
Total product (excluding other revenue)	20.67	22.36	1.69	8.2%
Total average selling price (including other revenue)	$21.41	$22.97	$1.56	7.3%

        Net Revenues.    Net revenues were $542.9 million in fiscal 2011, an increase of 42.3% from $381.5 million in fiscal 2010, due to increases in volume and average selling price per pound. Volume was 23.6 million pounds in fiscal 2011, an increase of 32.6% from 17.8 million pounds in fiscal 2010. The total average selling price was $22.97 per pound in fiscal 2011, an increase of 7.3% from $21.41 per pound in fiscal 2010. Average selling price increased due to improved customer demand, improved product mix and rising raw material costs, while volume increased due to improved customer demand. The Company's consolidated backlog was $273.4 million at September 30, 2011, an increase of 84.8% from $148.0 million at September 30, 2010. This increase reflects the combination of a 50.7% increase in backlog pounds and a 22.6% increase in backlog average selling price.

        Sales to the aerospace market were $203.6 million in fiscal 2011, an increase of 47.1% from $138.4 million in fiscal 2010, due to a 35.9% increase in volume combined with an 8.2% increase in the average selling price per pound. The increase in the average selling price per pound is due to increased customer demand driven from restocking of the aero engine supply chain and higher raw material costs, while the increase in volume is due to improved customer demand.

        Sales to the chemical processing market were $150.0 million in fiscal 2011, an increase of 71.0% from $87.7 million in fiscal 2010, due to a 65.5% increase in volume combined with a 3.3% increase in the average selling price per pound. Volume increased due to increases in project business attributed to an improving economic environment and new application development.

        Sales to the land-based gas turbine market were $98.2 million in fiscal 2011, an increase of 32.4% from $74.2 million in fiscal 2010, due to an increase of 9.7% in the average selling price per pound combined with a 20.7% increase in volume. The increase in both volume and average selling price is due to increased original equipment manufacturer activity and rising raw material prices.

        Sales to other markets were $76.7 million in fiscal 2011, an increase of 12.6% from $68.1 million in fiscal 2010, due to a 14.3% increase in average selling price per pound partially offset by a 1.5% decrease in volume. The increase in average selling price reflects a change to a mix of higher-value alloy and forms sold into the other market category.

        Other Revenue.    Other revenue was $14.5 million in fiscal 2011, an increase of 9.8% from $13.2 million in fiscal 2010. The increase is due primarily to higher conversion sales for processing of customer-owned product.

        Cost of Sales.    Cost of sales was $449.1 million, or 82.7% of net revenues, in fiscal 2011 compared to $327.7 million, or 85.9% of net revenues, in fiscal 2010. Cost of sales in fiscal 2011 increased by $121.4 million as compared to fiscal 2010 due to higher volume, higher raw material costs and increased production staffing to meet increased demand.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $41.2 million for fiscal 2011, an increase of $5.7 million, or 16.2%, from $35.5 million in fiscal 2010 due to higher headcount and personnel costs as well as higher business activity resulting in increased administrative and sales and marketing expenses. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.6% for fiscal 2011, compared to 9.3% for fiscal 2010, due to increased revenues.

        Research and Technical Expense.    Research and technical expense was $3.2 million, or 0.6% of revenue, for fiscal 2011, an increase of $0.4 million from $2.8 million, or 0.7% of net revenues, in fiscal 2010. The increase in cost between periods is due to expenses related to the commercialization of new alloys.

        Operating Income.    As a result of the above factors, operating income in fiscal 2011 was $49.3 million compared to operating income of $15.5 million in fiscal 2010.

        Income Taxes.    Income tax expense was $18.3 million in fiscal 2011, an increase of $11.6 million from an expense of $6.7 million in fiscal 2010, due primarily to higher pretax income generated in fiscal 2011. The effective tax rate for fiscal 2011 was 37.0%, compared to 43.1% in fiscal 2010. During the third quarter of fiscal 2011, Indiana enacted a corporate income tax rate decrease from 8.5% to 6.5% to be phased in over a period of four years. Additional income tax expense of $0.7 million was recorded in the quarter reflecting our estimate of the decrease in the deferred tax asset, due to the lower state income tax rate. The prior year effective tax rate of 43.1% was primarily due to the impact of fixed permanent items on lower pretax earnings.

        Net Income.    As a result of the above factors, net income in fiscal 2011, including the one-time non-cash tax charge of $0.7 million, was $31.1 million, an increase of $22.3 million from net income of $8.9 million in fiscal 2010. Net income excluding the one-time non-cash tax charge was $31.9 million.

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

        Net Revenues.    Net revenues were $381.5 million in fiscal 2010, a decrease of 13.0% from $438.6 million in fiscal 2009. Volume was 17.8 million pounds in fiscal 2010, a decrease of 3.6% from 18.5 million pounds in fiscal 2009. The total average selling price was $21.41 per pound in fiscal 2010, a decrease of 9.8% from $23.73 per pound in fiscal 2009. Increased competition and weakness in customer demand in the first half of fiscal 2010 unfavorably impacted both average selling price and volume in fiscal 2010 in all primary markets. The Company's consolidated backlog was $148.0 million at September 30, 2010, an increase of 38.7% from $106.7 million at September 30, 2009. The increase in backlog reflects the combination of a 32.0% increase in backlog pounds and a 5.1% increase in backlog average selling price resulting primarily from the improving economic conditions and, to a lesser degree, rising raw material costs.

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

Liquidity and Capital Resources

  Comparative Cash Flow Analysis

        During fiscal 2011, the Company's primary sources of cash were cash on hand and cash from operations, as detailed below. At September 30, 2011, the Company had a zero balance on the revolver and cash and cash equivalents of approximately $60.1 million compared to cash and cash equivalents of approximately $64.0 million at September 30, 2010.

        Net cash provided by operating activities was $19.6 million in fiscal 2011, as compared to cash used in operating activities of $19.0 million in fiscal 2010. Net income of $31.1 million in fiscal year 2011 was $22.2 million higher as compared to $8.9 million in fiscal 2010. At September 30, 2011, inventory balances (net of foreign currency adjustments) were approximately $17.9 million higher than at September 30, 2010. This increase in inventory was a result of higher manufacturing volumes in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. Cash used from an increase of accounts receivable was $24.8 million in fiscal 2011, as compared to $15.8 million for fiscal 2010, as a result of higher fourth quarter sales. Pension and postretirement benefits was a use of cash of $6.5 million in fiscal 2011. Cash of $18.0 million was generated from increased accounts payable due to higher purchases of raw materials. Net cash used in investing activities was $14.3 million in fiscal 2011, as a result of capital expenditure spending. Net cash used in financing activities was $9.3 million primarily due to the payment of $9.8 million in dividends to shareholders. As a result of the above, the cash balance decreased to $60.1 million at September 30, 2011 even though sales volumes have grown considerably.

        Net cash used in operating activities was $19.0 million in fiscal 2010, as compared to cash provided by operating activities of $120.0 million in fiscal 2009. At September 30, 2010, inventory balances (net of foreign currency adjustments) were approximately $49.5 million higher than at September 30, 2009. This increase in inventory was a result of higher sales in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009, initiation of pull inventory and higher raw material costs. Cash used from an increase of accounts receivable was $15.8 million in fiscal 2010, as compared to cash generated of $50.9 million for fiscal 2009, as a result of higher fourth quarter sales. Pension and postretirement benefits was a use of cash of $8.4 million in fiscal 2010. The above factors were partially offset by cash generated from income taxes due to refunds of prior year taxes paid and cash generated from accounts payable due to higher purchases of raw materials. Net cash used in investing activities was $12.2 million in fiscal 2010, as a result of capital expenditure spending. Net cash used in financing activities was $9.9 million primarily due to the payment of $9.7 million in dividends to shareholders. As a result of the above, the cash balance decreased to $64.0 million at September 30, 2010.

  Future Sources of Liquidity

        The Company's sources of cash for fiscal 2012 are expected to consist primarily of cash generated from operations, cash on hand, and, if needed, borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2011, the Company had cash of approximately $60.1 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund working capital requirements, planned capital expenditures, payments to our pension plan and dividends over the next twelve months.

  U.S. Revolving Credit Facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo") successor by merger to Wachovia Capital Finance Corporation (Central) ("Wachovia"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders thereto with an effective date of July 14, 2011, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004 and amended and restated on November 18, 2008. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2011, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of September 30, 2011, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  Future Uses of Liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  Funding operations;

  •
  Capital spending (detailed below);

  •
  Pension plan funding; and

  •
  Dividends to stockholders.

Capital spending in fiscal 2011 was $14.4 million compared to an original target of approximately $15.0 million, excluding any amounts for service center restructuring. The target for capital spending in fiscal 2012 is $27.1 million, which includes amounts for remelting capacity, four-high Steckel rolling mill upgrades, service center enhancement and the upgrade to the Company's information system. See "Significant Events of Fiscal 2011- Capital Spending" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Form 10-K for additional discussion of actual capital spending.

  Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2011:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Credit facility fees(2)	$1,627	$340	$680	$607	$—
Operating lease obligations	10,650	2,856	3,710	1,843	2,241
Capital lease obligations	272	33	66	66	107
Raw material contracts	39,304	39,304	—	—	—
Mill supplies contracts	122	122	—	—	—
Capital projects	21,392	21,392	—	—	—
External product conversion source	4,100	600	1,200	1,200	1,100
Pension plan(3)	89,775	16,295	39,720	33,760	—
Non-qualified pension plans	894	95	190	190	419
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	1,348	—	—	—	1,348

Total	$219,484	$86,037	$55,566	$47,666	$30,215

(1)
Taxes are not included in the table. As of September 30, 2011, $323 related to the uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, and is excluded as it is not possible to determine in which period the tax liability might be paid out.

(2)
As of September 30, 2011, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(3)
The Company has a funding obligation to contribute $88,840 to the domestic pension plan and expects its U.K. subsidiary to contribute $935 to the U.K pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

(4)
Represents expected other postretirement benefits based upon anticipated timing of payments.

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

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 8.00% is reasonable, and represents a decrease from last year's assumption of 8.50%. The Company also realizes that historical performance is no guarantee of future performance.

        In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $331,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. Gains and losses are generally amortized over a 7-year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $180,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

        Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $8.3 million higher liability for the U.S. pension plan and $4.0 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 8.5 and 10.5 years, respectively.

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

        As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009. Accordingly, no goodwill impairment analysis was required for the year ending September 30, 2010 or thereafter. The Company reviews trademarks for impairment annually or more often if necessary and concluded no impairment adjustment was necessary.

  Share-Based Compensation

  Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are grants of shares of the Company's common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions based on the achievement of specific performance goals, and vesting of grants to participants will also be time-based.

        Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

  Stock Option Plans

        The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company's common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In January 2007, the Company's Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company's common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected volatilities, expected forfeiture rate and expected lives of the options.

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

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's revolver availability is at a variable rate at September 30, 2010 and 2011. The Company's outstanding variable rate debt was zero at September 30, 2010 and 2011. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2011 and 2010 and for the years ended September 30, 2011, September 30, 2010 and September 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011. We also have audited the Company's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International Inc. and subsidiaries as of September 30, 2011 and

2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 17, 2011

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$63,968	$60,062
Restricted cash—current portion	110	—
Accounts receivable, less allowance for doubtful accounts of $1,116 and $1,129 respectively	62,851	87,680
Inventories	231,783	250,051
Income taxes receivable	698	2,573
Deferred income taxes	10,554	9,341
Other current assets	1,666	1,728

Total current assets	371,630	411,435
Property, plant and equipment, net	107,043	110,678
Deferred income taxes—long term portion	62,446	65,113
Prepayments and deferred charges	3,753	2,903
Other intangible assets, net	6,671	6,440

Total assets	$551,543	$596,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,284	$49,086
Accrued expenses	15,780	19,698
Revolving credit facility	—	—
Accrued pension and postretirement benefits	18,758	21,390
Deferred revenue—current portion	2,500	2,500
Current maturities of long-term obligations	109	—

Total current liabilities	71,431	92,674
Long-term obligations (less current portion)	1,324	1,348
Deferred revenue (less current portion)	37,829	35,329
Non-current income taxes payable	308	323
Accrued pension and postretirement benefits	174,802	194,042

Total liabilities	285,694	323,716
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,144,079 and 12,204,179 shares issued and outstanding at September 30, 2010 and September 30, 2011, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	229,197	231,842
Accumulated earnings	102,677	124,047
Accumulated other comprehensive loss	(66,037)	(83,048)

Total stockholders' equity	265,849	272,853

Total liabilities and stockholders' equity	$551,543	$596,569

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2009	Year Ended September 30, 2010	Year Ended September 30, 2011
Net revenues	$438,633	$381,543	$542,896
Cost of sales	416,150	327,712	449,116

Gross profit	22,483	53,831	93,780
Selling, general and administrative expense	36,207	35,470	41,215
Research and technical expense	3,120	2,828	3,259
Impairment of goodwill	43,737	—	—

Operating income (loss)	(60,581)	15,533	49,306
Interest income	(138)	(209)	(248)
Interest expense	647	150	156

Income (loss) before income taxes	(61,090)	15,592	49,398
Provision for (benefit from) income taxes	(8,768)	6,717	18,270

Net income (loss)	$(52,322)	$8,875	$31,128

Net income (loss) per share:
Basic	$(4.36)	$0.74	$2.55
Diluted	$(4.36)	$0.73	$2.54
Weighted average shares outstanding:
Basic	12,004,498	12,049,779	12,067,555
Diluted	12,004,498	12,159,529	12,149,866

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2009	Year Ended September 30, 2010	Year Ended September 30, 2011
Net income (loss)	$(52,322)	$8,875	$31,128
Other comprehensive loss, net of tax:
Pension curtailment	282	—	—
Pension and postretirement	(49,637)	(13,042)	(17,656)
Foreign currency translation adjustment	(980)	(539)	645

Other comprehensive loss	(50,335)	(13,581)	(17,011)

Comprehensive income (loss)	$(102,657)	$(4,706)	$14,117

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings		Total Stockholders' Equity
	Shares	Par
Balance September 30, 2008	11,984,623	$12	$225,821	$155,831	$(2,121)	$379,543
Net loss				(52,322)		(52,322)
Other comprehensive loss					(50,335)	(50,335)
Exercise of stock options	65,156		955			955
Tax impact of forfeited vested options			(351)			(351)
Issue restricted stock (less forfeitures)	52,050
Stock compensation			1,309			1,309

Balance September 30, 2009	12,101,829	12	227,734	103,509	(52,456)	278,799
Net income				8,875		8,875
Dividends paid				(9,707)		(9,707)
Other comprehensive loss					(13,581)	(13,581)
Tax impact of forfeited vested options			(74)			(74)
Issue restricted stock (less forfeitures)	42,250
Stock compensation			1,537			1,537

Balance September 30, 2010	12,144,079	12	229,197	102,677	(66,037)	265,849

Net income				31,128		31,128
Dividends paid				(9,758)		(9,758)
Other comprehensive loss					(17,011)	(17,011)
Exercise of stock options	28,400		872			872
Tax impact of forfeited vested options			(10)			(10)
Tax impact of dividends on restricted stock			31			31
Issue restricted stock (less forfeitures)	31,700
Stock compensation			1,752			1,752

Balance September 30, 2011	12,204,179	$12	$231,842	$124,047	$(83,048)	$272,853

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2009	Year Ended September 30, 2010	Year Ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$(52,322)	$8,875	$31,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,450	11,316	11,528
Amortization	993	559	561
Impairment of goodwill	43,737	—	—
Stock compensation expense	1,309	1,537	1,752
Excess tax benefit from option exercises	21	—	(166)
Deferred revenue	(2,501)	(2,500)	(2,500)
Deferred income taxes	3,887	2,661	9,044
Loss on disposition of property	169	232	145
Change in assets and liabilities:
Accounts receivable	50,901	(15,786)	(24,806)
Inventories	120,980	(49,483)	(17,859)
Other assets	2,035	(2,130)	805
Accounts payable and accrued expenses	(14,234)	10,481	17,966
Income taxes	(31,553)	23,653	(1,540)
Accrued pension and postretirement benefits	(13,890)	(8,434)	(6,454)

Net cash provided by (used in) operating activities	119,982	(19,019)	19,604

Cash flows from investing activities:
Additions to property, plant and equipment	(9,303)	(12,340)	(14,445)
Change in restricted cash	110	110	110

Net cash used in investing activities	(9,193)	(12,230)	(14,335)

Cash flows from financing activities:
Dividends paid	—	(9,707)	(9,758)
Net decrease in revolving credit facility	(11,812)	—	—
Proceeds from exercise of stock options	976	—	706
Excess tax benefit from option exercises	(21)	—	166
Payment for debt issuance cost	(316)	—	(330)
Changes in long-term obligations	(1,505)	(159)	(85)

Net cash used in financing activities	(12,678)	(9,866)	(9,301)

Effect of exchange rates on cash	(74)	(12)	126

Increase (decrease) in cash and cash equivalents:	98,037	(41,127)	(3,906)
Cash and cash equivalents:
Beginning of period	7,058	105,095	63,968

End of period	$105,095	$63,968	$60,062

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$566	$40	$33

Income taxes paid (refunded), net	$20,869	$(19,460)	$10,736

Capital expenditures incurred but not yet paid	$606	$916	$1,539

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and otherwise noted)

Note 1    Background and Organization

Description of Business

        Haynes International, Inc. and its subsidiaries (the "Company" or "Haynes") develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace, land-based gas turbine and chemical processing industries. The Company's products are high-temperature resistant alloys ("HTA") and corrosion-resistant alloys ("CRA"). The Company's HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration and industrial heating equipment. The Company's CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloys primarily in sheet, coil and plate forms. In addition, the Company produces its products as seamless and welded tubulars, and in slab, bar, billets and wire forms.

        High-performance alloys are characterized by highly engineered often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high-performance alloys is reflected in the Company's relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. The high-performance alloy industry has significant barriers to entry such as the combination of (i) demanding end-user specifications, (ii) a multi-stage manufacturing process and (iii) the technical sales, marketing and manufacturing expertise required to develop new applications.

Note 2    Summary of Significant Accounting Policies

A.    Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Openshaw, England; Lenzburg, Switzerland; Shanghai, China; and sales offices in Paris, France; Singapore; Milan, Italy; and Chennai, India.

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

(in thousands, except share and per share data and otherwise noted)

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

        During the second quarter of fiscal 2009, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company's market capitalization below its total shareholder's equity value for a sustained period of time, which is an indication that goodwill may be impaired. As a result, the Company performed goodwill impairment analysis as of February 28, 2009 which indicated impairment. As a result, the Company recorded a non-cash charge of $43,737 for goodwill impairment in the second quarter of fiscal 2009 and fully impaired the goodwill, which was primarily non-deductible for tax purposes.

        The Company also has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with remaining lives of 1 to 4 years. Amortization of the patents, non-competes and other intangibles was $993, $559 and $561 for the years ended September 30, 2009, 2010 and 2011, respectively.

        The Company reviews trademarks for impairment at least annually as of August 31 (the annual impairment testing date). No impairment was recognized in the year ended September 30, 2010 or 2011 because the fair value exceeded the carrying values.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        The following represents a summary of intangible assets at September 30, 2010 and 2011:

September 30, 2010	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,333)	$2,334
Trademarks	3,800	—	3,800
Non-compete	1,090	(664)	426
Other	316	(205)	111

	$13,873	$(7,202)	$6,671

September 30, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,612)	$2,055
Trademarks	3,800	—	3,800
Non-compete	1,090	(820)	270
Other	646	(331)	315

	$14,203	$(7,763)	$6,440

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2012	424
2013	416
2014	416
2015	394
2016	330

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

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. Interest is not capitalized when balance on the revolver is zero.

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized in the year ended September 30, 2009 as a result of the evaluation performed, because the fair value exceeded the carrying values. There was no triggering event during the years ended September 30, 2010 or 2011.

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

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2009, 2010 and 2011, were $3,120, $2,828 and $3,259, respectively.

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

M.   Stock Based Compensation

Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are shares of the Company's common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

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

(in thousands, except share and per share data and otherwise noted)

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

N.    Financial Instruments and Concentrations of Risk

        The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2010 and 2011, the Company had no foreign currency exchange contracts outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2011, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.

        During 2009, 2010 and 2011 the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

P.     Earnings (Loss) Per Share

        The Company accounts for earnings (loss) per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings (loss) per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

        Basic and diluted net income (loss) per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2009	2010	2011
Numerator:
Net income (loss)	$(52,322)	$8,875	$31,128
Less amount allocable to participating securities	—	—	(320)

Net income (loss) available for basic shareholders	(52,322)	8,875	30,808
Adjustment for dilutive potential common shares	—	—	(2)

Net income (loss) available for diluted common shares	$(52,322)	$8,875	$30,806

Denominator:
Weighted average shares—Basic	12,004,498	12,049,779	12,067,555
Adjustment for dilutive potential common shares	—	109,750	82,311

Weighted average shares—Diluted	12,004,498	12,159,529	12,149,866

Basic net income (loss) per share	$(4.36)	$0.74	$2.55
Diluted net income (loss) per share	$(4.36)	$0.73	$2.54
Number of stock option shares excluded as their effect would be anti-dilutive	288,777	216,224	130,195
Number of restricted stock shares excluded as their performance goal is not yet met	31,050	42,300	50,950
Number of restricted stock shares excluded because of the net loss	21,000	—	—

        Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income (loss) per share.

Q.    Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to facilitate convergence of U.S. GAAP and International Financial Reporting Standards

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

("IFRS"). This update revises the manner in which entities present comprehensive income in their financial statements. Entities have the option to present total comprehensive income, the components of net income and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

R.    Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension and foreign currency translation adjustments, net of tax when applicable.

	Year Ended September 30,
	2009			2010			2011
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$(52,322)			$8,875			$31,128
Other comprehensive income (loss):
Pension curtailment	$392	$(110)	282	$—	$—	—	$—	$—	—
Pension and postretirement	(80,073)	30,436	(49,637)	(20,935)	7,893	(13,042)	(28,326)	10,670	(17,656)
Foreign currency translation adjustment	(980)	—	(980)	(539)	—	(539)	645	—	645

Other comprehensive income (loss)	$(80,661)	$30,326	$(50,335)	$(21,474)	$7,893	$(13,581)	$(27,681)	$10,670	$(17,011)

Total comprehensive income (loss)			$(102,657)			$(4,706)			$14,117

        The following is a breakdown of accumulated other comprehensive income (loss) net of tax effects:

	Accumulated Other Comprehensive Loss at September 30, 2010	Other Comprehensive Income (Loss) for the year ended September 30, 2011	Accumulated Other Comprehensive Income (Loss) at September 30, 2011
Foreign Currency Translation Adjustment	$(394)	$645	$251
Pension and Postretirement, including curtailment	(65,643)	(17,656)	(83,299)

	$(66,037)	$(17,011)	$(83,048)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30,
	2010	2011
Raw materials	$20,226	$22,430
Work-in-process	126,626	136,227
Finished goods	83,971	90,386
Other	960	1,008

	$231,783	$250,051

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2010	2011
Land and land improvements	$5,068	$6,024
Buildings	14,763	15,960
Machinery and equipment	130,534	141,442
Construction in process	5,115	6,329

	155,480	169,755
Less accumulated depreciation	(48,437)	(59,077)

	$107,043	$110,678

        The Company has $873 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30,
	2010	2011
Employee compensation	$8,733	$8,658
Advance payments from customers	2,775	6,166
Taxes, other than income taxes	2,091	2,284
Other	2,181	2,590

	$15,780	$19,698

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2009	2010	2011
Income (loss) before income taxes:
U.S.	$(60,071)	$12,615	$44,244
Foreign	(1,019)	2,977	5,154

Total	$(61,090)	$15,592	$49,398

Provision for (benefit from) income taxes:
Current:
U.S. Federal	$(10,747)	$2,722	$5,952
Foreign	(183)	678	2,145
State	(2,111)	696	825

Total	(13,041)	4,096	8,922

Deferred:
U.S. Federal	3,309	720	7,411
Foreign	(50)	147	(685)
State	1,014	1,754	2,308
Valuation Allowance	0	0	314

Total	4,273	2,621	9,348

Total provision for (benefit from) income taxes	$(8,768)	$6,717	$18,270

        The provision for (benefit from) income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2009	2010	2011
Statutory federal tax rate	35%	35%	35%
Tax provision for (benefit from) income taxes at the statutory rate	$(21,381)	$5,457	$17,289
Foreign tax rate differentials	125	(216)	(342)
Provision for (benefit from) state taxes, net of federal taxes	(419)	468	1,289
U.S. tax on distributed and undistributed earnings (losses) of foreign subsidiaries	(1,158)	165	0
Manufacturer's deduction	—	(193)	(910)
Tax credits	(490)	(476)	(713)
Nondeductible goodwill	14,438	—	—
State tax rate reduction impact on deferred tax asset	379	1,149	1,228
Change in Valuation Allowance	0	0	314
Other, net	(262)	363	115

Provision for (benefit from) income taxes at effective tax rate	$(8,768)	$6,717	$18,270

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        During both fiscal 2010 and fiscal 2011, the Company's effective tax rate increased due to the revaluation of the Company's deferred tax assets at a lower blended state income tax rate. However, the impact on the effective tax rate in 2011 was lower due to the Company's higher profitability. Also in fiscal 2011, the effective rate decreased due to additional tax credits.

        During fiscal 2009, the Company's effective tax rate was impacted by the impairment of non-deductible goodwill, a change in the reinvestment policy of a foreign entity, and a change in the state apportionment factor which lowered the blended state tax rate resulting in an unfavorable reduction of our deferred tax asset.

        Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2010	2011
Current deferred tax assets (liabilities):
Inventories	$3,608	$3,106
Pension and postretirement benefits	3,725	3,638
Accrued expenses and other	560	585
Accrued compensation and benefits	1,249	978
Tax attributes	472	109
TIMET Agreement	940	925

Total net current deferred tax assets	10,554	9,341

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	(18,619)	(22,960)
Intangible assets	(1,367)	(1,973)
Pension and postretirement benefits	65,420	72,072
Accrued compensation and benefits	2,205	2,556
TIMET Agreement	14,223	13,099
Tax attributes	0	1,337
Other accruals	584	1,296

	62,446	65,427
Valuation Allowance	0	(314)

Total net noncurrent deferred tax assets	62,446	65,113

Net deferred tax assets (liabilities)	$73,000	$74,454

        The Company has $1,446 of other tax attributes, most of which are foreign. During fiscal year 2011, the Company recorded a valuation allowance against $314 of foreign losses. These losses are available to be carried forward indefinitely. These attributes will generally expire between 2014 and 2018.

        Undistributed earnings of our foreign subsidiaries amounted to approximately $37,491 at September 30, 2011. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	October 1, 2008 To September 30, 2009	October 1, 2009 To September 30, 2010	October 1, 2010 To September 30, 2011
Balance at beginning of period	$264	$264	$264
Gross Increases—current period tax positions	—	—	—
Gross Decreases—current period tax positions	—	—	—
Gross Increases—tax positions in prior periods	—	—	—
Gross Decreases—tax positions in prior periods	—	—	—
Gross Decreases—settlements with taxing authorities	—	—	—
Gross Decreases—lapse of statute of limitations	—	—	—

Balance at end of period	$264	$264	$264

        The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate is $221 as of September 30, 2011. Additionally, as consistent with prior periods, the Company recognized accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense. The total amount of accrued interest and penalties was approximately $60 and $0 respectively, as of September 30, 2011.

        As of September 30, 2011, the Company is open to examination in the U.S. federal income tax jurisdiction for the September 30, 2007, 2008, 2009, 2010 and 2011 tax years, in the U.K. for the year 2011, in Switzerland for 2010 and 2011 and in France for the years 2010 and 2011. The Company is also open to examination in other foreign locations and various states in the U.S., none of which were individually material.

        Of the unrecognized tax benefits noted above, the Company does not anticipate any significant changes to occur in unrecognized tax benefits over the next 12 months.

Note 7    Debt

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo") successor by merger to Wachovia Capital Finance Corporation (Central) ("Wachovia"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders thereto with an effective date of July 14, 2011, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004 and amended and restated on November 18, 2008. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 7    Debt (Continued)

lender, plus up to 2.0% per annum. As of September 30, 2011, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of September 30, 2011, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  U.K. revolving credit facility

        In April 2008, the U.K. company put in place a facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2,000 pounds sterling ($3,117). Haynes International LTD is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 2.0% per annum. As of September 30, 2011, the overdraft facility had an outstanding balance of zero.

        Debt and long-term obligations consist of the following (in thousands):

	September 30,
	2010	2011
Revolving Credit Agreement
U.S. Facility, 5.00% 2010; 3.25% 2011	$—	$—
Other long-term obligations	1,433	1,348

	1,433	1,348
Less amounts due within one year	109	—

	$1,324	$1,348

        Other long-term obligations primarily represents environmental post-closure monitoring and maintenance activities (See Note 10). The carrying amount of debt approximates fair value.

        At September 30, 2011, the Company had access to approximately $120,000 under its credit agreement (based on borrowing base and certain reserves). The Company's British subsidiary (Haynes International LTD) has an overdraft facility of 2,000 pounds sterling ($3,117), all of which was available on September 30, 2011. The Company's French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 1,200 Euro ($1,620), all of which was available on September 30, 2011. The Company's Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 500 Swiss Francs ($551), all of which was available on September 30, 2011.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 7    Debt (Continued)

        Maturities of long-term debt are as follows at September 30, 2011:

Year Ending
2012	$—
2013	—
2014	—
2015	—
2016	—
2017 and thereafter	1,348

$1,348

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for these groups. Expenses associated with this plan for the years ended September 30, 2009, 2010 and 2011 totaled $1,077, $990 and $1,273, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2009, 2010 and 2011.

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

(in thousands, except share and per share data and otherwise noted)

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

        The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense (income) for the years ended September 30, 2009, 2010 and 2011 was $145, $109 and $84, respectively. Accrued liabilities in the amount of $906 and $895 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2010 and 2011, respectively.

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

        The Company made contributions of $14,200 and $12,720 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2010 and 2011, respectively. The Company's U.K. subsidiary made contributions of $943 and $935 for the year ended September 30, 2010 and 2011, respectively, to the U.K. pension plan.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30,		Year Ended September 30,
	2010	2011	2010	2011
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$216,443	$239,006	$90,027	$98,624
Service cost	3,596	3,612	206	266
Interest cost	11,600	11,383	4,819	4,688
Actuarial losses	18,724	19,833	8,424	2,662
Benefits paid	(11,357)	(11,881)	(4,852)	(4,725)

Projected benefit obligation at end of year	$239,006	$261,953	$98,624	$101,515

Change in Plan Assets:
Fair value of plan assets at beginning of year	$126,285	$144,976	$—	$—
Actual return on assets	14,905	2,181	—	—
Employer contributions	15,143	13,655	4,852	4,725
Benefits paid	(11,357)	(11,881)	(4,852)	(4,725)

Fair value of plan assets at end of year	$144,976	$148,931	$—	$—

Funded Status of Plan:
Unfunded status	$(94,030)	$(113,022)	$(98,624)	$(101,515)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2010	2011	2010	2011	2010	2011	2010	2011
Accrued benefit liability	$(94,030)	$(113,022)	$(98,624)	$(101,515)	$(906)	$(895)	$(193,560)	$(215,432)
Accumulated other comprehensive loss	86,639	109,221	19,238	24,983	—	—	105,877	134,204

Net amount recognized	$(7,391)	$(3,801)	$(79,386)	$(76,532)	$(906)	$(895)	$(87,683)	$(81,228)

Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$6,285	$9,031	$2,707	$2,799	$—	$—	$8,992	$11,830
Amortization of prior service cost	808	808	(5,789)	(5,789)	—	—	(4,981)	(4,981)

	$7,093	$9,839	$(3,082)	$(2,990)	$—	$—	$4,011	$6,849

        The accumulated benefit obligation for the pension plans was $227,052 and $245,197 at September 30, 2010 and 2011, respectively.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The cost of the Company's postretirement benefits are accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2009	2010	2011
Service cost	$2,409	$3,596	$3,612
Interest cost	11,821	11,600	11,383
Expected return on assets	(9,756)	(10,626)	(12,023)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	—	4,922	6,285

Net periodic cost	$5,282	$10,300	$10,065

	Postretirement Health Care Benefits
	Year Ended September 30,
	2009	2010	2011
Service cost	$1,327	$206	$266
Interest cost	4,925	4,819	4,688
Amortization of unrecognized prior service cost	(5,789)	(5,789)	(5,789)
Recognized actuarial loss	482	1,992	2,706

Net periodic cost	$945	$1,228	$1,871

Assumptions

        A 7.0% (7.5%-2010) annual rate of increase for ages under 65 and a 6.0% (6.5%-2010) annual rate of increase for ages over 65 in the costs of covered health care benefits were assumed for 2011, gradually decreasing for both age groups to 5.0% (5.0%-2010) by the year 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects in 2011:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$0	$0
Effect on accumulated postretirement benefit obligation	0	0

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The effect on total of service and interest cost components and the effect on accumulated postretirement benefit obligation is zero due to the negative plan amendment that caps the Company costs at $5,000 on an undiscounted basis per year.

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the domestic plans at September 30, 2010 and 2011 were determined based on the following assumptions:

	September 30, 2010	September 30, 2011
Discount rate (postretirement health care)	4.875%	4.625%
Discount rate (pension plan)	4.875%	4.500%
Rate of compensation increase (pension plan only)	3.500%	3.500%

        The net periodic pension and postretirement health care benefit costs for the domestic plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30,
	2009	2010	2011
Discount rate	7.50%	5.50%	4.875%
Expected return on plan assets (pension plan only)	8.50%	8.50%	8.500%
Rate of compensation increase (pension plan only)	4.00%	4.00%	3.500%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Plan Assets and Investment Strategy

        Our pension plan assets by level within the fair value hierarchy at September 30, 2010 and 2011, are presented in the table below. Our pension plan assets were accounted for at fair value. For more information on a description of the fair value hierarchy, see Note 17.

	September 30, 2010
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Plan Assets:
Mutual fund	$17,741	$—	$—	$17,741
Common /collective funds
Bonds	—	54,391	—	54,391
Short-term money market	—	1,654	—	1,654
U.S. common stock	—	51,478	—	51,478
International equity	—	6,816	—	6,816

Total U.S.	$17,741	$114,339	$—	$132,080
U.K. plan assets	12,896	—	—	12,896

Total pension plan	$30,637	$114,339	$—	$144,976

	September 30, 2011
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Plan Assets:
Mutual fund	$17,607	$—	$—	$17,607
Common /collective funds
Bonds	—	57,883	—	57,883
Short-term money market	—	2,418	—	2,418
U.S. common stock	—	51,753	—	51,753
International equity	—	6,062	—	6,062

Total U.S.	$17,607	$118,116	$—	$135,723
U.K. plan assets	13,208	—	—	13,208

Total pension plan	$30,815	$118,116	$—	$148,931

        The primary financial objectives of the Plan are to minimize cash contributions over the long term and preserve capital while maintaining a high degree of liquidity. A secondary financial objective is, where possible, to avoid significant downside risk in the short run. The objective is based on a long-term investment horizon so that interim fluctuations should be viewed with appropriate perspective.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 8.00% is reasonable, and represents a decrease from last year's assumption of 8.50%. The Company also realizes that historical performance is no guarantee of future performance.

        In determining the expected rate of return on plan assets, the Company takes into account the plan's allocation at September 30, 2011 of 55% equities, 43% fixed income and 2% other. The Company assumes an approximately 1.75% to 2.75% equity risk premium above the broad bond market yields of 4.25% to 7.75%. Note that over very long historical periods the realized risk premium has been higher. The Company believes that its assumption of an 8.0% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

        It is the policy of the Plan to invest assets with an allocation to equities as shown below. The balance of the assets are maintained in fixed income investments, and in cash holdings, to the extent permitted by the plan documents.

        Asset classes as a percent of total assets:

Asset Class	Target(1)
Equity	60%
Fixed Income	40%
Real Estate and Other	0%

(1)
From time to time the Company may adjust the target allocation by an amount not to exceed 10%.

        The U.K. pension plan assets use a similar strategy and investment objective.

Contributions and Benefit Payments

        The Company expects to contribute approximately $15,360 to its domestic pension plans, $5,000 to its domestic other postretirement benefit plans, and $935 to the U.K. pension plan in fiscal 2012.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2012	$12,540	$5,000
2013	12,837	5,000
2014	13,105	5,000
2015	13,456	5,000
2016	13,859	5,000
2017-2021 (in total)	76,644	25,000

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,659, $3,564 and $3,607 for the years ended September 30, 2009, 2010 and 2011, respectively. Rent expense does not include income from sub-lease rentals totaling $155, $107 and $112 for the years ended September 30, 2009, 2010 and 2011, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2011, are as follows:

Operating
2012	$2,855
2013	2,045
2014	1,665
2015	1,006
2016	836
2017 and thereafter	2,243

$10,650

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $55 due in the future.

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

(in thousands, except share and per share data and otherwise noted)

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

        As of September 30, 2011, the Company has accrued $1,469 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,766 which was then discounted using an appropriate discount rate.

Note 11    Stock-based Compensation

Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are shares of the Company's common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals and vesting of grants to participants will also be time-based.

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

        On November 24, 2010 and December 21, 2010, the Company granted 34,000 and 4,000 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

(a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the shares of common stock subject to the November and December grants was $40.26 and $41.55 per share, respectively, the closing price of the Company's common stock on the day of the grant.

        The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2011:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2010	94,300	$25.71
Granted	38,000	40.40
Forfeited / Cancelled	(6,300)	31.38
Vested	—

Unvested at September 30, 2011	126,000	$29.86

Expected to vest	100,400	$32.93

        Compensation expense related to restricted stock for the years ended September 30, 2009, 2010 and 2011 was $62, $516 and $992, respectively. The remaining unrecognized compensation expense at September 30, 2011 was $1,736, to be recognized over a weighted average period of 2.12 years. Compensation expense is not being recorded on a March 31, 2009 grant of 25,600 shares to employees because the performance goal was not achieved.

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

        The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts at the time of the grant. Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in fiscal year 2011:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 24, 2010	$21.43	1.99%	0.69%	90%	3 years

        On November 24, 2010, the Company granted 27,400 options to certain employees at an exercise price of $40.26 per share, the fair market value of the Company's common stock the day of the grant. During fiscal year 2011, 28,400 options were exercised and 20,134 options were forfeited/cancelled.

        The stock-based employee compensation expense for stock options for the years ended September 30, 2009, 2010 and 2011 was $1,247, $1,021 and $760, respectively. The remaining unrecognized compensation expense at September 30, 2011 was $662, to be recognized over a weighted average vesting period of 1.36 years.

        The following table summarizes the activity under the stock option plans for the year ended September 30, 2011:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2010	394,321		$38.25
Granted	27,400		$40.26
Exercised	(28,400)
Cancelled	(20,134)

Outstanding at September 30, 2011	373,187	$4,513	$38.53	5.91 yrs.

Vested or expected to vest	360,612	$4,513	$38.53	5.91 yrs.
Exercisable at September 30, 2011	300,987	$3,792	$39.67	5.33 yrs.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	2.92	86,886	86,886
February 21, 2006	29.25	4.42	8,334	8,334
March 31, 2006	31.00	4.50	10,000	10,000
March 30, 2007	72.93	5.50	59,500	59,500
March 31, 2008	54.00	6.50	81,000	81,000
October 1, 2008	46.83	7.00	20,000	13,334
March 31, 2009	17.82	7.50	46,567	30,266
January 8, 2010	34.00	8.25	35,000	11,667
November 24, 2010	40.26	9.17	25,900	—

			373,187	300,987

        Forfeitures are estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly result of operations of the Company for years ended September 30, 2010 and 2011 are as follows:

	2010
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$81,008	$94,619	$101,271	$104,646
Gross profit	6,845	10,190	16,854	19,942
Net income (loss)	(1,286)	956	3,747	5,458
Net income (loss) per share:
Basic	$(0.11)	$0.08	$0.31	$0.46
Diluted	$(0.11)	$0.08	$0.31	$0.45

	2011
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$106,351	$139,114	$143,122	$154,309
Gross profit	17,869	20,593	25,321	29,997
Net income	5,256	6,216	8,397	11,259
Net income (loss) per share:
Basic	$0.44	$0.52	$0.70	$0.92
Diluted	$0.43	$0.51	$0.69	$0.92

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 13    Segment Reporting

        The Company operates in one business segment: the design, manufacture, marketing and distribution of technologically advanced, high-performance alloys for use in the aerospace, land-based gas turbine, chemical processing and other industries. The Company has operations in the United States, Europe and China, which are summarized below. Sales between geographic areas are made at negotiated selling prices.

	Year Ended September 30,
	2009	2010	2011
Net Revenue by Geography:
United States	$258,940	$231,607	$344,983
Europe	113,020	81,332	105,725
China	38,114	33,693	40,934
Other	28,559	34,911	51,254

Net Revenues	$438,633	$381,543	$542,896

Net Revenue by Product Group:
High-temperature resistant alloys	$324,588	$286,157	$412,601
Corrosive-resistant alloys	114,045	95,386	130,295

Net revenues	$438,633	$381,543	$542,896

	September 30,
	2010	2011
Long-lived Assets by Geography:
United States	$109,531	$112,354
Europe	3,347	3,986
China	836	778

Total long-lived assets	$113,714	$117,118

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2011	$1,116	$54	$(41)	$1,129
September 30, 2010	1,310	263	(457)	1,116
September 30, 2009	1,354	470	(514)	1,310
September 30, 2008	1,339	100	(85)	1,354

(1)
Uncollectible accounts written off net of recoveries.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 15    Deferred Revenue

        On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation ("TIMET") for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest on its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the up-front fee. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

Note 16    Commodity Contracts

        On June 11, 2009, to mitigate the volatility of the natural gas markets, the Company entered into a commodity swap-cash settlement agreement with JP Morgan Chase Bank. The Company has agreed to a fixed natural gas price on a total of 300,000 MMBTU, at a settlement rate of 50,000 MMBTU per month for a period spanning October 2009 to March 2010. The Company's realized hedging loss was $185 and zero for the years ended September 30, 2010 and September 30, 2011, respectively.

	As of September 30, 2010		Gain or (loss) Recognized in Income (Loss)
	Balance Sheet Location	Fair Value	Statement of Operations Location	Year Ended Sept. 30, 2010
Commodity Contracts	Accounts Receivable	$—	Cost of Sales	$(185)
	Accounts Payable	$—

	As of September 30, 2011		Gain or (loss) Recognized in Income (Loss)
	Balance Sheet Location	Fair Value	Statement of Operations Location	Year Ended Sept. 30, 2011
Commodity Contracts	Accounts Receivable	$—	Cost of Sales	$—
	Accounts Payable	$—

        The Company is not currently party to any commodity swap-cash settlement agreements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 17    Fair Value Measurements (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2011:

	September 30, 2010 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$63,968	$—	$—	$63,968
Pension plan assets	30,637	114,339	—	144,976

Total fair value	$94,605	$114,339	$—	$208,944

	September 30, 2011 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$60,062	$—	$—	$60,062
Pension plan assets	30,815	118,116	—	148,931

Total fair value	$90,877	$118,116	$—	$208,993

        The Company has no Level 3 assets as of September 30, 2010 or 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2011 there were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, these controls.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2011, the Company's internal control over financial reporting is effective based on those criteria.

        The internal controls over financial reporting that were assessed for fiscal year 2011 were:

  •
  Controls over initiating, authorizing, recording, processing, and reporting significant accounts and disclosures and related assertions embodied in the financial statements.

  •
  Controls over the selection and application of accounting policies that are in conformity with generally accepted accounting principles.

  •
  Antifraud programs and controls.

  •
  Controls including IT general controls, on which other controls are dependent.

  •
  Controls over significant non-routine and non-systematic transactions, such as accounts involving judgments and estimates. Company level controls, including (1) the control environmental and (2) controls over the period-end financial reporting process (e.g., controls over procedures used to enter transaction totals into the general ledger; to initiate, authorize, record, and process journal entries in the general ledger; and to record recurring and nonrecurring adjustments to the financial statements).

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2011 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Mark Comerford President & Chief Executive Officer November 17, 2011	Marcel Martin Chief Financial Officer November 17, 2011

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information included under the caption "Business—Executive Officers" in this Form 10-K, and under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Code of Ethics", "Corporate Governance—Corporate Governance Committee and Director Nominations", "Corporate Governance—Board Committee Structure", "Corporate Governance—Family Relationships" and "Corporate Governance—Independence of the Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders of February 27, 2012 is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information included under the captions "Executive Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance—Director Compensation Program" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders of February 27, 2012 is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders of February 27, 2012 and "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company's stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2011 regarding shares of the Company's common stock issuable pursuant to its stock option and restricted stock plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	373,187	$38.53	522,634	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Includes (i) 248,634 stock options which are exercisable for one share of common stock, and (ii) 274,000 shares of restricted stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

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

        There are no transactions since the beginning of fiscal 2011, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders of February 27, 2012 is incorporated herein by reference in response to this item.

Item 14.    Principal Accountant Fees and Services.

        The information included under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders of February 27, 2012 is incorporated herein by reference in response to this item.

 Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this Report.

1.
Financial Statements:

    The Financial Statements are set forth under Item 8 in this Form 10-K.

  2.
  Financial Statement Schedules:

    Financial Statement Schedules are omitted as they are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

(b)
Exhibits. See Index to Exhibits, which is incorporated herein by reference.

(c)
Financial Statement Schedules: None

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK COMERFORD Mark Comerford President and Chief Executive Officer Date: November 17, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK COMERFORD Mark Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 17, 2011
/s/ MARCEL MARTIN Marcel Martin	Chief Financial Officer (Principal Financial Officer)	November 17, 2011
/s/ DAN MAUDLIN Dan Maudlin	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 17, 2011
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 17, 2011
/s/ PAUL J. BOHAN Paul J. Bohan	Director	November 17, 2011
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 17, 2011
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 17, 2011

Signature	Title	Date

/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 17, 2011
/s/ WILLIAM P. WALL William P. Wall	Director	November 17, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1**	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto.
10.2	Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to Haynes International, Inc. Current Report on Form 8-K filed July 20, 2011).
10.3	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.5	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.9	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.10	Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008 (incorporated by reference to Exhibit 10.21 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.11	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.12	Amendment No. 1 to Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed August 7, 2009).
10.13	Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).
10.14	Summary of 2011 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 24, 2010).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**
Filed herewith