Form 10-Q
period 2011-12-31
HAYNES INTERNATIONAL INC
filed 2012-02-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 1, 2012, the registrant had 12,286,596 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1        FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,062	$54,363
Accounts receivable, less allowance for doubtful accounts of $1,129 and $1,125 respectively	87,680	78,652
Inventories	250,051	269,316
Income taxes receivable	2,573	178
Deferred income taxes	9,341	10,028
Other current assets	1,728	2,861
Total current assets	411,435	415,398
Property, plant and equipment, net	110,678	114,437
Deferred income taxes—long term portion	65,113	63,594
Prepayments and deferred charges	2,903	2,463
Intangible assets, net	6,440	6,328
Total assets	$596,569	$602,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,086	$46,672
Accrued expenses	19,698	22,739
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,390	21,930
Deferred revenue—current portion	2,500	2,500
Current maturities of long-term obligations	—	—
Total current liabilities	92,674	93,841
Long-term obligations (less current portion)	1,348	1,348
Deferred revenue (less current portion)	35,329	34,704
Non-current income taxes payable	323	323
Accrued pension and postretirement benefits	194,042	192,188
Total liabilities	323,716	322,404
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,204,179 and 12,286,596 shares issued and outstanding at September 30, 2011 and December 31, 2011, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	231,842	233,739
Accumulated earnings	124,047	129,799
Accumulated other comprehensive loss	(83,048)	(83,734)
Total stockholders’ equity	272,853	279,816
Total liabilities and stockholders’ equity	$596,569	$602,220

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,
	2010	2011

Net revenues	$106,351	$128,851
Cost of sales	88,482	105,360
Gross profit	17,869	23,491
Selling, general and administrative expense	9,120	9,816
Research and technical expense	753	765
Operating income	7,996	12,910
Interest income	(80)	(62)
Interest expense	29	26
Income before income taxes	8,047	12,946
Provision for income taxes	2,791	4,503
Net income	$5,256	$8,443
Net income per share:
Basic	$0.44	$0.69
Diluted	$0.43	$0.68

Dividend declared per common share	$0.20	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2010	2011
Net income	$5,256	$8,443
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	206	(686)
Comprehensive income	$5,462	$7,757

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2010	2011
Cash flows from operating activities:
Net income	$5,256	$8,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,766	2,982
Amortization	137	112
Stock compensation expense	380	460
Excess tax benefit from option exercises	(5)	(616)
Deferred revenue	(625)	(625)
Deferred income taxes	2,089	638
Loss on disposal of property	10	10
Change in assets and liabilities:
Accounts receivable	4,659	8,653
Inventories	(12,262)	(19,612)
Other assets	(425)	(713)
Accounts payable and accrued expenses	(698)	1,497
Income taxes	69	3,183
Accrued pension and postretirement benefits	(1,727)	(1,315)
Net cash provided by (used in) operating activities	(376)	3,097

Cash flows from investing activities:
Additions to property, plant and equipment	(3,403)	(7,350)
Change in restricted cash	110	—
Net cash used in investing activities	(3,293)	(7,350)

Cash flows from financing activities:
Dividends paid	(2,436)	(2,691)
Proceeds from exercise of stock options	19	821
Excess tax benefit from option exercises	5	616
Changes in long-term obligations	(109)	—
Net cash used in financing activities	(2,521)	(1,254)

Effect of exchange rates on cash	53	(192)
Decrease in cash and cash equivalents	(6,137)	(5,699)

Cash and cash equivalents, beginning of period	63,968	60,062
Cash and cash equivalents, end of period	$57,831	$54,363

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$2	$9
Income taxes paid (net of refunds)	$602	$693
Capital expenditures incurred but not yet paid	$470	$1,027

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(in thousands, except share and per share data)

Note 1.          Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2011 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2012 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.          New Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued in the first quarter of fiscal 2012.

Note 3.          Inventories

The following is a summary of the major classes of inventories:

	September 30, 2011	December 31, 2011
Raw Materials	$22,430	$31,740
Work-in-process	136,227	129,504
Finished Goods	90,386	107,033
Other	1,008	1,039
	$250,051	$269,316

Note 4.          Income Taxes

Income tax expense for the three months ended December 31, 2010 and 2011, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended December 31, 2011 was 34.8% compared to 34.7% in the same period of fiscal 2011.

Note 5.          Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2010 and 2011 are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2010	2011	2010	2011
Service cost	$903	$1,000	$66	$73
Interest cost	3,174	2,676	1,172	1,145
Expected return	(3,405)	(2,666)	—	—
Amortizations	1,831	2,449	(770)	(748)
Net periodic benefit cost	$2,503	$3,459	$468	$470

The Company contributed $3,840 to Company sponsored domestic pension plans, $1,143 to its other post-retirement benefit plans and $237 to the U.K. pension plan for the three months ended December 31, 2011.  The Company presently expects future contributions of $12,060 to its domestic pension plans, $3,857 to its other post-retirement benefit plans and $698 to the U.K. pension plan for the remainder of fiscal 2012.

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo, IN facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing.

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

As of September 30, 2011 and December 31, 2011, the Company has accrued $1,469 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30-year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,766 which was then discounted using an appropriate discount rate.

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

Note 8.    Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $137 and $112 for the three months ended December 31, 2010 and 2011, respectively.

The following represents a summary of intangible assets at September 30, 2011 and December 31, 2011:

September 30, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,612)	$2,055
Trademarks	3,800	—	3,800
Non-compete	1,090	(820)	270
Other	646	(331)	315
	$14,203	$(7,763)	$6,440

December 31, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,682)	$1,985
Trademarks	3,800	—	3,800
Non-compete	1,090	(846)	244
Other	330	(31)	299
	$13,887	$(7,559)	$6,328

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2012 (remainder of fiscal year)	311
2013	416
2014	416
2015	394
2016	330

Note 9.   Net Income Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Basic and diluted net income per share were computed as follows:

	Three Months Ended December 31,
(in thousands, except share and per share data)	2010	2011
Numerator:
Net income	$5,256	$8,443
Less amount allocable to participating securities	—	(108)
Net income available for basic shareholders	5,256	8,335
Adjustment for dilutive potential common shares	—	1
Net income available for diluted common shares	$5,256	$8,336
Denominator:
Weighted average shares - Basic	12,049,976	12,095,599
Adjustment for dilutive potential common shares	147,786	84,402
Weighted average shares - Diluted	12,197,762	12,180,001

Basic net income per share	$0.44	$0.69
Diluted net income per share	$0.43	$0.68

Number of stock option shares excluded as their effect would be anti-dilutive	214,960	80,380

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

On November 25, 2011 and December 8, 2011, the Company granted 27,600 and 3,000 shares respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal if applicable. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $55.88 and $58.64, respectively, the closing price of the Company’s common stock on the day of the grant.

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2011:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2011	126,000	$29.86
Granted	30,600	$56.15
Forfeited / Canceled	—
Vested	—
Unvested at December 31, 2011	156,600	$35.00
Expected to vest	131,000	$38.35

Compensation expense related to restricted stock for the three months ended December 31, 2010 and 2011 was $179 and $323, respectively. The remaining unrecognized compensation expense at December 31, 2011 was $3,131 to be recognized over a weighted average period of 2.25 years. Compensation expense is not being recorded on the March 31, 2009 grant of 25,600 shares granted to employees as the performance goal was not achieved and the shares will be forfeited on March 31, 2012.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal 2012:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 25, 2011	$23.91	1.58%	0.40%	69%	3 years

On November 25, 2011, the Company granted 23,200 options at an exercise price of $55.88, the fair market value of the

Company’s common stock the day of the grant. During the first quarter of fiscal 2012, options exercised were 51,817 options and 0 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2010 and 2011 was $201 and $137, respectively.  The remaining unrecognized compensation expense at December 31, 2011 was $1,025, to be recognized over a weighted average vesting period of 1.45 years.

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2011:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2011	373,187		$38.53
Granted	23,200		$55.88
Exercised	(51,817)		$15.85
Canceled	—
Outstanding at December 31, 2011	344,570	$5,080	$43.11	6.30 yrs.
Vested or expected to vest	329,675	$5,080	$43.11	6.30 yrs.
Exercisable at December 31, 2011	264,465	$3,752	$44.54	5.61 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	2.67	47,569	47,569
March 31, 2006	31.00	4.25	10,000	10,000
March 30, 2007	72.93	5.25	59,500	59,500
March 31, 2008	54.00	6.25	81,000	81,000
October 1, 2008	46.83	6.75	20,000	20,000
March 31, 2009	17.82	7.25	42,401	26,102
January 8, 2010	34.00	8.00	35,000	11,664
November 24, 2010	40.26	8.92	25,900	8,630
November 25, 2011	55.88	9.92	23,200	—
			344,570	264,465

Note 11.    Dividend

In the first quarter of fiscal 2012, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 15, 2011 to stockholders of record at the close of business on December 1, 2011.  The dividend cash pay-out was $2,691 for the quarter based on the number of shares outstanding.

On February 2, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2012 to stockholders of record at the close of business on March 1, 2012.

Note 12.  Fair Value Measurements

The Company applies the fair value approach as established in ASC 820, Fair Value Measurement.  This guidance establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. A portion of the Company’s pension plan assets are in a common collective trust that is considered within level 2.  To determine the fair value of these assets, the Company uses the quoted market prices of the underlying assets of the common collective trust.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2011:

	September 30, 2011
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$60,062	$—	$—	$60,062
U.S. pension plan assets:
Mutual fund	17,607	—	—	17,607
Common /collective funds
Bonds	—	57,883	—	57,883
Short-term money market	—	2,418	—	2,418
U.S. common stock	—	51,753	—	51,753
International equity	—	6,062	—	6,062
Total U.S pension plan assets	17,607	118,116	—	135,723
U.K. pension plan assets	13,208	—	—	13,208
Total pension plan assets	30,815	118,116	—	148,931
Total fair value	$90,877	$118,116	$—	$208,993

	December 31, 2011
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$54,363	$—	$—	$54,363
U.S. pension plan assets:
Mutual fund	19,861	—	—	19,861
Common /collective funds
Bonds	—	57,970	—	57,970
Short-term money market	—	3,237	—	3,237
U.S. common stock	—	58,882	—	58,882
International equity	—	6,385	—	6,385
Total U.S pension plan assets	19,861	126,474	—	146,335
U.K. pension plan assets	13,990	—	—	13,990
Total pension plan assets	33,851	126,474	—	160,325
Total fair value	$88,214	$126,474	$—	$214,688

The Company had no Level 3 assets as of September 30, 2011 or December 31, 2011.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2012 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Business Overview

The Company is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products.  The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

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

Significant Event

Capital Spending

The Company has begun increasing the amount of capital spending from traditional levels in order to enhance its capabilities both to increase capacity commensurate with the expansion of the markets the Company services and also to improve customer service in the form of accelerated deliveries and expanded value-added products and services. In the first quarter of fiscal 2012, the Company spent $7.4 million on capital projects, which is consistent with the $27.1 million of capital spending the Company previously forecasted for fiscal 2012. This spending included the continuation of work on the four-high Steckel rolling mill, the upgrade of the vacuum melt furnace processing systems and instrumentation, upgrades to the research and technology laboratory equipment and the upgrade of the information technology system.

These projects are expected to improve quality, enhance working capital management, reduce costs and increase capacity.

Dividends Paid and Declared

In the first quarter of fiscal 2012, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid December 15, 2011 to stockholders of record at the close of business on December 1, 2011.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.8 million on an annualized basis.

On February 2, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2012 to stockholders of record at the close of business on March 1, 2012.

Gross Profit Margin Performance

In the first quarter of each fiscal year, the Company’s gross margin percentage is typically lower than the preceding quarter due to lower absorption of fixed manufacturing cost as production decreases due to planned equipment down-time for major capital upgrades and maintenance projects and the Company’s observance of seasonal holidays. For the first quarter of fiscal 2012, gross margin, and to a lesser extent net income, were lower than anticipated due to an increase in the  number and length of planned and unplanned equipment outages. However, as noted in the “Quarterly Performance” section, the shortfall in net income versus expectations was primarily due to a delay in shipping finished product to customers. The impact on gross margin percentage of the reduced production days in the first fiscal quarter of 2012 for these planned and unplanned outages was not significantly different from what is usually expected for the first quarter.

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2011 and 2012
	Quarter Ended
(dollars in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net Revenues	$106,351	$139,114	$143,122	$154,309	$128,851
Gross Profit Margin	$17,869	$20,593	$25,321	$29,997	$23,491
Gross Profit Margin %	16.8%	14.8%	17.7%	19.4%	18.2%

Gross profit margins and gross profit margin percentages  improved in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to a combination of rising volume, a shift to a higher-margin product mix, reduced cost structure and an improving market environment.  Also, between the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, service center transactional business volumes and prices have improved, particularly in the aerospace market, due to the end of inventory destocking by the Company’s customers in early fiscal 2011 and an increase in commercial aircraft build rates.

Backlog

Order entry activity started slowing in the fourth quarter of fiscal 2011 and continued to slow through the first quarter of fiscal 2012, contributing to the decrease in backlog at December 31, 2011 as compared to September 30, 2011.  Backlog was $261.8 million at December 31, 2011, a decrease of approximately 4.2% from $273.4 million at September 30, 2011.  This decrease is the result of a 5.4% decrease in backlog pounds, which was partially offset by a 1.3% increase in backlog average selling price.

The slowdown in order entry in the first quarter of fiscal 2012 only moderately impacted the quarter and was the result of the uncertain economic conditions during our first fiscal quarter associated with slowing growth in the U.S. and China and concern regarding a possible recession in Europe. However, the backlog continues to reflect a significant amount of higher value alloys and forms compared to previous quarters, which resulted in the continued increase in backlog average selling price.

Quarterly Performance

Fiscal 2011 net revenues, volume and net income improved from quarter to quarter through the year and concluded in the fourth quarter of fiscal 2011 with a strong performance with revenue, volume and net income increasing from the first quarter of fiscal 2011 by 45.1%, 51.4% and 114.2%, respectively. For the first quarter of fiscal 2012 net revenues decreased by $25.5 million from the fourth quarter of fiscal 2011 to the first quarter of fiscal 2012, while volume declined by 1.5 million pounds and net income decreased by $2.8 million during this period. Although a decline was anticipated in each of these categories from the fourth quarter to the first quarter, each category declined more than anticipated. The decline in earnings, as compared to the previously provided guidance, for the first quarter of fiscal 2012 from the fourth quarter of fiscal 2011 was more than expected due to lower than anticipated volume of pounds shipped. The volume of pounds shipped for the quarter was reduced from anticipated levels due to the number of planned and unplanned capital and maintenance projects that occurred during the quarter and the longer duration of the resulting equipment outages that was experienced compared to expectations. The down time resulting from these projects, in conjunction with the normal occurrence of holidays and vacations, reduced the days available to finish and ship the product as planned. The Company expanded the scope and duration of its planned outages during the quarter versus prior comparable periods in order to enable the Company to enhance its equipment and processes to meet anticipated growth in the Company’s markets.  This expanded duration of planned outages, together with an increase in unplanned outages, resulted in unanticipated delays in completion of production. The delay in production in turn prevented the Company from finishing and shipping a portion of the production completed in the quarter, thereby leading to the shortfall in net income versus expectations.

Outlook

Guidance

Net income for the second quarter of fiscal 2012 is currently expected to equal or slightly exceed the net income of the fourth quarter of fiscal 2011 as the Company’s original forecast for net income for the second quarter remains on target and is expected to be enhanced by a realization of net income from shipment of most, if not all, of the product that was produced but not shipped in the first quarter.  The additional net income to be realized in the second quarter is based on the difference between the guidance previously provided for net income in the first quarter versus the actual net income for the first quarter of fiscal 2012.

Management continues to expect net income for fiscal 2012 to exceed net income of fiscal 2011. However, due to the continued competitive environment and the current uncertainty of the economic environment, particularly in Europe, the amount of any improvement from fiscal 2011 to fiscal 2012 continues to be uncertain.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased from the fourth quarter of fiscal 2011 to the first quarter of fiscal 2012 from $268.9 million to $278.6 million. This increase of $9.7 million or 3.6% in controllable working capital resulted from DSO’s (days sales outstanding) increasing from the end of the fourth quarter of fiscal 2011. Although working capital as a percentage of net revenues has increased from the end of fiscal 2011, it is anticipated that the favorable trends started in fiscal 2011will continue during fiscal 2012. This includes an improvement in DSO’s and declining inventory from December 31, 2011 through the balance of the year.

Competition and Pricing

Beginning in the fourth quarter of fiscal 2011 and continuing through the first quarter of fiscal 2012, the global economic environment experienced a number of unfavorable events which included the slowing of growth in China, a reduction in the growth rate in the U.S. plus the possibility of a recession in Europe. This significant global economic uncertainty impacted the Company in the form of reduced order entry activity, as compared to the second and third quarters of fiscal 2011, which reduced the backlog as of the end of the first quarter of 2012. In addition, fluctuating raw material costs through both quarters created  a moderate amount of both downward pressure on product pricing and postponement by customers in placing orders. Management considers these unfavorable events during these quarters short-term disruptions and anticipates long-term growth for the Company.

Although the Company’s pricing continued to improve through the first quarter of fiscal 2012, the Company continues to experience price competition in the marketplace, particularly in mill-direct project business, from competitors that have the ability to produce both high-performance alloys and stainless steel flat products. This competition continues to require the Company to aggressively price project business orders in these markets, which has unfavorably impacted the Company’s gross profit margin and net income.  However, it appears that the stainless market is beginning to improve and may gain strength over the balance of the calendar year which should provide some relief to the competitive pricing environment.

As previously noted, current selling prices continue to be impacted by both the competitive environment and the volatility of raw material prices in the market place, which is expected to continue to put downward pressure on prices. If market conditions improve, pricing competition in the high-performance alloy industry may begin to ease in future quarters.  The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and focusing on delivery times and reliability, in order to support rising average selling prices.

Quarterly Market Information

Set forth below is selected data relating to the Company’s backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, as well as a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Backlog (1)
Dollars (in thousands)	$166,990	$241,661	$288,597	$273,375	$261,811
Pounds (in thousands)	6,911	9,648	10,356	9,037	8,547
Average selling price per pound	$24.16	$25.05	$27.87	$30.25	$30.63

Average nickel price per pound
London Metals Exchange(2)	$10.94	$12.16	$10.14	$9.25	$8.23

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

	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net revenues (in thousands)
Aerospace	$44,537	$48,953	$53,594	$56,477	$52,726
Chemical processing	20,591	37,238	46,065	46,079	29,688
Land-based gas turbines	21,541	27,724	21,067	27,892	30,104
Other markets	15,217	21,985	19,248	20,217	12,721
Total product revenue	101,886	135,900	139,974	150,665	125,239
Other revenue	4,465	3,214	3,148	3,644	3,612
Net revenues	$106,351	$139,114	$143,122	$154,309	$128,851

Shipments by markets (in thousands of pounds)
Aerospace	1,688	2,008	2,152	2,272	1,970
Chemical processing	914	1,846	2,185	2,020	1,121
Land-based gas turbines	1,199	1,664	1,093	1,590	1,585
Other markets	610	855	738	796	456
Total shipments	4,411	6,373	6,168	6,678	5,132

Average selling price per pound
Aerospace	$26.38	$24.38	$24.90	$24.86	$26.76
Chemical processing	22.53	20.17	21.08	22.81	26.48
Land-based gas turbines	17.97	16.66	19.27	17.54	18.99
Other markets	24.95	25.71	26.08	25.40	27.90
Total product (excluding other revenue)	23.10	21.32	22.69	22.56	24.40
Total average selling price (including other revenue)	24.11	21.83	23.20	23.11	25.11

Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2011

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	December 31,				Change
($ in thousands)	2010		2011		Amount	%
Net revenues	$106,351	100.0%	$128,851	100.0%	$22,500	21.2%
Cost of sales	88,482	83.2%	105,360	81.8%	16,878	19.1%
Gross profit	17,869	16.8%	23,491	18.2%	5,622	31.5%
Selling, general and administrative expense	9,120	8.6%	9,816	7.6%	696	7.6%
Research and technical expense	753	0.7%	765	0.6%	12	1.6%
Operating income	7,996	7.5%	12,910	10.0%	4,914	61.5%
Interest income	(80)	(0.1)%	(62)	(0.0)%	18	22.5%
Interest expense	29	0.0%	26	0.0%	(3)	(10.3)%
Income before income taxes	8,047	7.6%	12,946	10.0%	4,899	60.9%
Provision for income taxes	2,791	2.6%	4,503	3.5%	1,712	61.3%
Net income	$5,256	5.0%	$8,443	6.5%	$3,187	60.6%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended December 31,		Change
By market	2010	2011	Amount	%
Net revenues (in thousands)
Aerospace	$44,537	$52,726	$8,189	18.4%
Chemical processing	20,591	29,688	9,097	44.2%
Land-based gas turbines	21,541	30,104	8,563	39.8%
Other markets	15,217	12,721	(2,496)	(16.4)%
Total product revenue	101,886	125,239	23,353	22.9%
Other revenue	4,465	3,612	(853)	(19.1)%
Net revenues	$106,351	$128,851	$22,500	21.2%

Pounds by market (in thousands)
Aerospace	1,688	1,970	282	16.7%
Chemical processing	914	1,121	207	22.6%
Land-based gas turbines	1,199	1,585	386	32.2%
Other markets	610	456	(154)	(25.2)%
Total shipments	4,411	5,132	721	16.3%

Average selling price per pound
Aerospace	$26.38	$26.76	$0.38	1.4%
Chemical processing	22.53	26.48	3.95	17.5%
Land-based gas turbines	17.97	18.99	1.02	5.7%
Other markets	24.95	27.90	2.95	11.8%
Total product (excluding other revenue)	23.10	24.40	1.30	5.6%
Total average selling price (including other revenue)	24.11	25.11	1.00	4.1%

Net Revenues.  Net revenues were $128.9 million in the first quarter of fiscal 2012, an increase of 21.2% from $106.4 million in the same period of fiscal 2011.   Volume was 5.1 million pounds in the first quarter of fiscal 2012, an increase of 16.3% from 4.4 million pounds in the same period of fiscal 2011.  The aggregate average selling price was $25.11 per pound in the first quarter of fiscal 2012, an increase of 4.1% from $24.11 per pound in the same period of fiscal 2011.  Average selling price increased due to improved customer demand and improved product mix while volume increased due to improved customer demand.  The Company’s consolidated backlog was $261.8 million at December 31, 2011, a decrease of 4.2 % from $273.4 million at September 30, 2011.  This decrease reflects a 5.4% decrease in backlog pounds partially offset by a 1.3% increase in backlog average selling price.

Sales to the aerospace market were $52.7 million in the first quarter of fiscal 2012, an increase of 18.4% from $44.5 million in the same period of fiscal 2011, due to a 1.4% increase in the average selling price per pound combined with a 16.7% increase in volume. The increases in volume and average selling price reflect the continued strength of the demand for these products as evidenced by the production schedules for new airplane builds.

Sales to the chemical processing market were $29.7 million in the first quarter of fiscal 2012, an increase of 44.2 % from $20.6 million in the same period of fiscal 2011, due to a 22.6% increase in volume combined with a 17.5% increase in the average selling price per pound.  Increased volumes and average selling prices are attributable to increased capital spending and a higher value product form mix shipped into the chemical processing market this quarter.

Sales to the land-based gas turbine market were $30.1 million in the first quarter of fiscal 2012, an increase of 39.8% from $21.5 million for the same period of fiscal 2011, due to an increase of 5.7% in the average selling price per pound combined with a 32.2% increase in volume. The increases in both volume and average selling price are due to improved original equipment manufacturer activity, and to a lesser degree a rising level of maintenance spending.

Sales to other markets were $12.7 million in the first quarter of fiscal 2012, a decrease of 16.4% from $15.2 million in the same period of fiscal 2011, due to a 25.2% decrease in volume partially offset by an 11.8% increase in average selling price per pound.  The decrease in volume is due to the project-oriented nature of these markets.  The increase in the average selling price reflects a change to a higher value alloy mix shipped into the other markets in the first quarter of fiscal 2012.

Other Revenue.  Other revenue was $3.6 million in the first quarter of fiscal 2012, a decrease of 19.1% from $4.5 million in the same period of fiscal 2011. The decrease is due to lower miscellaneous and toll conversion sales.

Cost of Sales.  Cost of sales was $105.4 million, or 81.8% of net revenues, in the first quarter of fiscal 2012 compared to $88.5 million, or 83.2% of net revenues, in the same period of fiscal 2011. Cost of sales in the first quarter of fiscal 2012 increased by $16.9 million as compared to the same period of fiscal 2011 due to higher volume and higher production staffing costs to meet higher product demand.

Gross Profit.  As a result of the above factors, gross margin was $23.5 million for the first quarter of fiscal 2012, an increase of $5.6 million from the same period of fiscal 2011. Gross margin as a percentage of net revenue increased to 18.2% in the first quarter of fiscal 2012 as compared to 16.8% in the same period of fiscal 2011.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $9.8 million for the first quarter of fiscal 2012, an increase of $0.7 million, or 7.6%, from $9.1 million in the same period of fiscal 2011 due to increased headcount and higher marketing costs.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.6% for the first quarter of fiscal 2012 compared to 8.6% for the same period of fiscal 2011 primarily due to increased revenues.

Research and Technical Expense.  Research and technical expense was $0.8 million, or 0.6% of revenue, for the first quarter of fiscal 2012.  Research and technical expense was $0.8 million, or 0.7% of revenue, for the first quarter of fiscal 2011.

Operating Income.  As a result of the above factors, operating income in the first quarter of fiscal 2012 was $12.9 million compared to operating income of $8.0 million in the same period of fiscal 2011.

Income Taxes.  Income taxes were an expense of $4.5 million in the first quarter of fiscal 2012, an increase of $1.7 million from an expense of $2.8 million in the same period of fiscal 2011.  The effective tax rate for the first quarter of fiscal 2012 was 34.8%, compared to 34.7% in the same period of fiscal 2011.

Net Income.  As a result of the above factors, net income in the first quarter of fiscal 2012 was $8.4 million, an increase of $3.2 million from net income of $5.3 million in the same period of fiscal 2011.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2012, the Company’s primary sources of cash were cash on-hand and cash from operations, as detailed below.  At December 31, 2011, the Company had cash and cash equivalents of $54.4 million compared to cash and cash equivalents of $60.1 million at September 30, 2011.

Net cash provided by operating activities was $3.1 million in the first quarter of fiscal 2012 compared to net cash used of $0.4 million in the same period of fiscal 2011.  Items contributing to the difference include cash provided by lower accounts receivable of  $8.7 million which was $4.0 million higher than cash provided by accounts receivable in the same period of fiscal 2011.  Cash used from inventory balances (net of foreign currency fluctuation) of $19.6 million was $7.4 million higher than cash used from inventory balances in the same period of fiscal 2011. Cash generated from operations was favorably impacted by net income of $8.4 million, compared to $5.3 million in the same period of fiscal 2011. Net cash used in investing activities was $7.4 million in the first quarter of fiscal 2012 compared to $3.3 million in the first quarter of fiscal 2011 as a result of higher capital expenditures.  Net cash used in financing activities in the first quarter of fiscal 2012 included a $2.7 million dividend payment.

Future sources of liquidity

The Company’s sources of cash for fiscal 2012 are expected to consist primarily of cash generated from operations, cash on-hand, and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At December 31, 2011, the Company had cash of $54.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders thereto with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2011, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of December 31, 2011, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital spending (detailed below);

•                  Pension plan funding; and

•                  Dividends to stockholders.

In the first quarter of fiscal year 2012, the Company had capital spending of $7.4 million which is consistent with the $27.1 million of capital spending the Company previously forecasted for fiscal 2012. See capital spending discussion in “Significant Events”.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2011:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Credit facility fees(2)	$1,542	$340	$680	$522	$—
Operating lease obligations	10,436	2,847	3,679	1,875	2,035
Capital lease obligations	250	33	66	66	85
Raw material contracts	64,664	35,755	28,909	—	—
Mill supplies contracts	92	92	—	—	—
Capital projects	20,342	20,342	—	—	—
Environmental post-closure monitoring	1,348	—	—	—	1,348
External product conversion source	3,950	600	1,200	1,200	950
Pension plan(3)	86,475	17,435	40,620	28,420	—
Non-qualified pension plan	870	95	190	190	395
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Total	$239,969	$82,539	$85,344	$42,273	$29,813

(1)

Taxes are not included in the table. As of December 31, 2011, $323 related to uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, is excluded as it is not possible to determine in which period the tax liability might be paid out.

(2)	As of December 31, 2011, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(3)

The Company has a funding obligation to contribute $85,777 to the domestic pension plan and expects its U.K. subsidiary to contribute $698 in fiscal 2012 to the U.K. Pension Plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(4)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2011. However, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2011, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15 (b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 6.	Exhibits

Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: February 2, 2012

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: February 2, 2012

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit

(3)	3.01

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	3.02	Amended and Restated Bylaws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(10)	10.01	Summary of 2011 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 23, 2010).
(10)	10.02*	Amendment No. 1 to the Haynes International, Inc. 2009 Restricted Stock Plan
(31)	31.01*	Rule 13a-14(a)/15d-14(a) Certification.
	31.02*	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.01*	Section 1350 Certifications.
101*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) related notes.

* Filed herewith