Form 10-Q
period 2012-03-31
HAYNES INTERNATIONAL INC
filed 2012-05-03
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012, the registrant had 12,284,794 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1                   FINANCIAL INFORMATION

Item 1.   Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2011	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$60,062	$51,389
Accounts receivable, less allowance for doubtful accounts of $1,129 and $1,199 respectively	87,680	92,758
Inventories	250,051	274,142
Income taxes receivable	2,573	—
Deferred income taxes	9,341	10,133
Other current assets	1,728	2,736
Total current assets	411,435	431,158
Property, plant and equipment, net	110,678	115,946
Deferred income taxes—long term portion	65,113	62,418
Prepayments and deferred charges	2,903	2,197
Intangible assets, net	6,440	6,224
Total assets	$596,569	$617,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,086	$49,842
Accrued expenses	19,698	19,739
Income taxes payable	—	1,659
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,390	21,930
Deferred revenue—current portion	2,500	2,500
Total current liabilities	92,674	95,670
Long-term obligations (less current portion)	1,348	1,348
Deferred revenue (less current portion)	35,329	34,079
Non-current income taxes payable	323	323
Accrued pension and postretirement benefits	194,042	190,772
Total liabilities	323,716	322,192
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,204,179 and 12,284,794 shares issued and outstanding at September 30, 2011 and March 31, 2012, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	231,842	235,605
Accumulated earnings	124,047	142,244
Accumulated other comprehensive loss	(83,048)	(82,110)
Total stockholders’ equity	272,853	295,751
Total liabilities and stockholders’ equity	$596,569	$617,943

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2012	2011	2012

Net revenues	$139,114	$158,882	$245,465	$287,733
Cost of sales	118,521	124,347	207,003	229,707
Gross profit	20,593	34,535	38,462	58,026
Selling, general and administrative expense	10,158	10,687	19,278	20,503
Research and technical expense	862	814	1,615	1,579
Operating income	9,573	23,034	17,569	35,944
Interest income	(21)	(33)	(101)	(95)
Interest expense	30	24	59	50
Income before income taxes	9,564	23,043	17,611	35,989
Provision for income taxes	3,348	7,892	6,139	12,395
Net income	$6,216	$15,151	$11,472	$23,594
Net income per share:
Basic	$0.52	$1.24	$0.95	$1.93
Diluted	$0.51	$1.23	$0.94	$1.92

Dividend declared per common share	$0.20	$0.22	$0.20	$0.22

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2011	2012	2011	2012
Net income	$6,216	$15,151	$11,472	$23,594
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,446	1,624	1,652	938
Comprehensive income	$7,662	$16,775	$13,124	$24,532

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net income	$11,472	$23,594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,599	6,092
Amortization	272	216
Stock compensation expense	920	1,042
Excess tax benefit from option exercises	(139)	(1,122)
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	3,064	1,449
Loss on disposal of property	51	65
Change in assets and liabilities:
Accounts receivable	(20,489)	(4,612)
Inventories	(7,034)	(23,200)
Other assets	(935)	(298)
Accounts payable and accrued expenses	6,541	1,602
Income taxes	(938)	5,772
Accrued pension and postretirement benefits	(3,481)	(2,717)
Net cash provided by (used in) operating activities	(6,347)	6,633

Cash flows from investing activities:
Additions to property, plant and equipment	(6,447)	(12,690)
Change in restricted cash	110	—
Net cash used in investing activities	(6,337)	(12,690)

Cash flows from financing activities:
Dividends paid	(4,876)	(5,397)
Proceeds from exercise of stock options	665	1,599
Excess tax benefit from option exercises	139	1,122
Changes in long-term obligations	(109)	—
Net cash used in financing activities	(4,181)	(2,676)

Effect of exchange rates on cash	209	60
Decrease in cash and cash equivalents	(16,656)	(8,673)

Cash and cash equivalents, beginning of period	63,968	60,062
Cash and cash equivalents, end of period	$47,312	$51,389

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$4	$18
Income taxes paid (net of refunds)	$3,957	$5,188
Capital expenditures incurred but not yet paid	$578	$224

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended September 30, 2011 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2012 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its directly and indirectly wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income.  The objective of this update is to facilitate convergence of U.S. GAAP and IFRS.  This update revises the manner in which entities present comprehensive income in their financial statements.  Entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements.  The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2011	March 31, 2012
Raw Materials	$22,430	$26,477
Work-in-process	136,227	148,672
Finished Goods	90,386	98,012
Other	1,008	981
	$250,051	$274,142

Note 4.   Income Taxes

Income tax expense for the three and six months ended March 31, 2011 and 2012 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended March 31, 2012 was 34.2% compared to 35.0% in the same period of fiscal 2011. The effective tax rate for the six months ended March 31, 2012 was 34.4% compared to 34.9% in the same period of fiscal 2011.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2011 and 2012 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2011	2012	2011	2012	2011	2012	2011	2012
Service cost	$904	$1,000	$66	$73	$1,807	$2,001	$132	$146
Interest cost	2,548	2,872	1,172	1,145	5,722	5,548	2,344	2,290
Expected return	(2,662)	(2,899)	—	—	(6,067)	(5,565)	—	—
Amortizations	1,704	2,475	(771)	(747)	3,535	4,923	(1,541)	(1,495)
Net periodic benefit cost	$2,494	$3,448	$467	$471	$4,997	$6,907	$935	$941

The Company contributed $7,860 to Company sponsored domestic pension plans, $2,195 to its other post-retirement benefit plans and $475 to the U.K. pension plan for the six months ended March 31, 2012.  The Company presently expects future contributions of $8,040 to its domestic pension plans, $2,805 to its other post-retirement benefit plans and $460 to the U.K. pension plan for the remainder of fiscal 2012.

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo, Indiana facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing.

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

As of September 30, 2011 and March 31, 2012, the Company has accrued $1,469 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30-year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,766 which was then discounted using an appropriate discount rate.

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

Note 8.    Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of 5 to 7 years. Amortization of the patents, non-competes and other intangibles was $135 and $104 for the three months ended March 31, 2011 and 2012, respectively, and $272 and $216 for the six months ended March 31, 2011 and 2012, respectively.

The following represents a summary of intangible assets at September 30, 2011 and March 31, 2012:

September 30, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,612)	$2,055
Trademarks	3,800	—	3,800
Non-compete	1,090	(820)	270
Other	646	(331)	315
	$14,203	$(7,763)	$6,440

March 31, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,752)	$1,915
Trademarks	3,800	—	3,800
Non-compete	1,090	(864)	226
Other	330	(47)	283
	$13,887	$(7,663)	$6,224

Estimate of Aggregate Amortization Expense:

Year Ended September 30,
2012 (remainder of fiscal year)	208
2013	416
2014	416
2015	394
2016	330

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31
(in thousands, except share and per share data)	2011	2012	2011	2012
Numerator:
Net income	$6,216	$15,151	$11,472	$23,594
Less amount allocable to participating securities	—	(136)	—	(212)
Net income available for basic shareholders	6,216	15,015	11,472	23,382
Adjustment for dilutive potential common shares	—	1	—	1
Net income available for diluted common shares	$6,216	$15,016	$11,472	$23,383
Denominator:
Weighted average shares - Basic	12,065,012	12,140,635	12,057,411	12,117,994
Adjustment for dilutive potential common shares	166,582	74,762	157,184	79,582
Weighted average shares - Diluted	12,231,594	12,215,397	12,214,595	12,197,576

Basic net income per share	$0.52	$1.24	$0.95	$1.93
Diluted net income per share	$0.51	$1.23	$0.94	$1.92

Number of stock option shares excluded as their effect would be anti-dilutive	82,660	80,380	148,810	80,380

Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income per share.

Note 10.  Stock-Based Compensation

Restricted Stock Plan

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance.  Restricted stock vests in accordance with the terms and conditions established by the Compensation Committee.  The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals, and vesting of grants to participants may also be time-based.

Restricted stock grants are subject to forfeiture if employment or service terminates prior to the end of the vesting period or if an applicable performance goal is not met.  The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares of restricted stock that may be granted under the plan in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Holders of outstanding shares of restricted stock are entitled to receive dividends on shares of common stock.

On November 25, 2011 and December 8, 2011, the Company granted 27,600 and 3,000 shares, respectively, of restricted stock to certain key employees and non-employee directors. The performance-based shares of restricted stock granted to employees will vest as of the end of the applicable performance period, provided that (a) the recipient is still an employee of the Company and (b) the Company has met a three year net income performance goal. The time-based shares of restricted stock granted to employees will vest as of the third anniversary of the grant date if the employee is still then an employee of the Company. The shares of restricted stock granted to directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants was $55.88 and $58.64 per share, respectively, the closing price of the Company’s common stock on the day of the grant.

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2012:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2011	126,000	$29.86
Granted	30,600	$56.15
Forfeited / Canceled	(25,600)	$17.82
Vested	(21,000)	$17.82
Unvested at March 31, 2012	110,000	$42.27
Expected to vest	110,000	$42.27

Compensation expense related to restricted stock for the three months ended March 31, 2011 and 2012 was $280 and $419, respectively, and for the six months ended March 31, 2011 and 2012 was $459 and $742, respectively. The remaining unrecognized compensation expense at March 31, 2012 was $2,712 to be recognized over a weighted average period of 1.95 years. During the second quarter of fiscal 2012, 25,600 shares of restricted stock granted to employees on March 31, 2009 were forfeited because the performance goal was not achieved.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in fiscal 2012:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 25, 2011	$23.91	1.58%	0.40%	69%	3 years

On November 25, 2011, the Company granted 23,200 options at an exercise price of $55.88, the fair market value of the Company’s common stock as of the close of business on the day of the grant. During the first six months of fiscal 2012, options exercised were 75,615 options and 0 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2011 and 2012 was $260 and $165, respectively, and for the six months ended March 31, 2011 and 2012 was $461 and $302, respectively.  The remaining unrecognized compensation expense at March 31, 2012 was $860, to be recognized over a weighted average vesting period of 1.66 years.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2012:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2011	373,187		$38.53
Granted	23,200		$55.88
Exercised	(75,615)		$21.14
Canceled	—
Outstanding at March 31, 2012	320,772	$6,814	$43.88	6.00 yrs.
Vested or expected to vest	305,930	$6,814	$43.88	6.00 yrs.
Exercisable at March 31, 2012	265,886	$5,775	$43.77	5.42 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	2.42	47,569	47,569
March 31, 2006	31.00	4.00	10,000	10,000
March 30, 2007	72.93	5.00	59,500	59,500
March 31, 2008	54.00	6.00	73,000	73,000
October 1, 2008	46.83	6.50	20,000	20,000
March 31, 2009	17.82	7.00	30,335	27,585
January 8, 2010	34.00	7.75	31,801	20,135
November 24, 2010	40.26	8.67	25,367	8,097
November 25, 2011	55.88	9.67	23,200	—
			320,772	265,886

Note 11.    Dividend

In the second quarter of fiscal 2012, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 15, 2012 to stockholders of record at the close of business on March 1, 2012.  The dividend cash pay-out was $2,706 for the quarter based on the number of shares outstanding.

On May 3, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2012 to stockholders of record at the close of business on June 1, 2012.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. A portion of the Company’s pension plan assets are in a common collective trust that is considered within level 2.  To determine the fair value of these assets, the Company uses the quoted market prices of the underlying assets of the common collective trust. The Company had no Level 3 assets as of September 30, 2011 or March 31, 2012.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2012:

	September 30, 2011
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$60,062	$—	$—	$60,062
U.S. pension plan assets:
Mutual fund	17,607	—	—	17,607
Common /collective funds
Bonds	—	57,883	—	57,883
Short-term money market	—	2,418	—	2,418
U.S. common stock	—	51,753	—	51,753
International equity	—	6,062	—	6,062
Total U.S pension plan assets.	17,607	118,116	—	135,723
U.K. pension plan assets	13,208	—	—	13,208
Total pension plan assets	30,815	118,116	—	148,931
Total fair value	$90,877	$118,116	$—	$208,993

	March 31, 2012
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$51,389	$—	$—	$51,389
U.S. pension plan assets:
Mutual fund	21,768	—	—	21,768
Common /collective funds
Bonds	—	58,385	—	58,385
Short-term money market	—	4,296	—	4,296
U.S. common stock	—	67,530	—	67,530
International equity	—	7,137	—	7,137
Total U.S pension plan assets	21,768	137,348	—	159,116
U.K. pension plan assets	15,105	—	—	15,105
Total pension plan assets	36,873	137,348	—	174,221
Total fair value	$88,262	$137,348	$—	$225,610

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2012 and other measurement periods and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in high-performance wire products.  The Company distributes its products primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe and Asia.  All of these centers are Company-operated.

Capital Spending

The Company has begun increasing the amount of capital spending from traditional levels in order to enhance its capabilities both to increase capacity commensurate with the expansion of the markets the Company services and also to improve customer service in the form of accelerated deliveries and expanded value-added products and services. In the second quarter of fiscal 2012, the Company spent $5.3 million on capital projects, which brings capital spending to $12.7 million for the first half of fiscal 2012 and is consistent with the $27.1 million of capital spending the Company previously forecasted for fiscal 2012. This spending includes the continuation of work on the four-high Steckel rolling mill, the upgrade of the vacuum melt furnace processing systems and instrumentation, starting the installation process of an additional electroslag remelt furnace, upgrades to the primary sheet cold rolling mill and the upgrade of the information technology system. These projects are expected to improve quality, enhance working capital management, reduce costs and increase capacity.

The Company is currently evaluating further increases to spending beyond levels previously disclosed in the Company's most recent Form 10-K.  This additional spending for new equipment is being contemplated to enable the Company to take advantage of the continued strong growth in the markets it serves.  Such spending would be expected to increase capacity, improve product quality and enhance manufacturing efficiency.

Dividends Paid and Declared

In the second quarter of fiscal 2012, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid March 15, 2012 to stockholders of record at the close of business on March 1, 2012.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.8 million on an annualized basis.

On May 3, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2012 to stockholders of record at the close of business on June 1, 2012.

Gross Profit Margin Performance

Gross profit margins and gross profit margin percentages have improved in the first half of fiscal 2012 compared to the first half of fiscal 2011 due to a combination of rising volume, improved product mix, improved cost structure and an improving market environment. Service center transactional business volumes and prices have also improved, particularly in the aerospace market, due to an increasing projected commercial aircraft build rate.

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2011 and 2012
	Quarter Ended
(dollars in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net Revenues	$106,351	$139,114	$143,122	$154,309	$128,851	$158,882
Gross Profit Margin	$17,869	$20,593	$25,321	$29,997	$23,491	$34,535
Gross Profit Margin %	16.8%	14.8%	17.7%	19.4%	18.2%	21.7%

When comparing the trend of gross profit margin and gross profit margin percentage from the first quarter of fiscal 2012 to the second quarter, both the gross profit margin and gross profit margin percentage increased consistent with the themes stated in the previous paragraph. The gross profit margin from the first quarter to the second quarter of fiscal 2012 increased by $11.0 million, and the gross profit margin percentage was 3.5% higher in the second quarter of fiscal 2012 compared to the first quarter.

Backlog

Backlog dollars were $264.2 million at March 31, 2012, an increase of approximately 0.9% from $261.8 million at December 31, 2011 due to strong order entry activity during the second quarter which slightly exceeded a strong shipment quarter. The quarter-over-quarter increase in backlog dollars is the result of a 3.6% increase in backlog pounds partially offset by a 2.5% decrease in backlog average selling price. The effect on the backlog of the volume improvement, which was partially offset by the reduction in average selling price of backlog pounds, reflects an order entry mix change during the quarter. During the second fiscal quarter there was an increase in the order entry volume of lower priced billet products compared to previous quarters with a corresponding reduction in the volume of blanket order activity product like titanium tubing as customers placed more transactional orders due to the uncertain economic environment created by the recession in Europe and slowing growth in both the U.S. and China.

The backlog dollar improvement in the second quarter, in light of a strong shipment quarter, reflects order entry activity for aerospace, chemical processing and land-based gas turbine market categories approximately equal to or slightly exceeding sales in these categories, with the “other markets” category of order entry being slightly lower than sales for the quarter. The current backlog and order entry rate is expected to support the forecasted performance.

Quarterly Performance

In the first quarter of fiscal 2012, revenue, volume and earnings declined from the fourth quarter of fiscal 2011 due to lower than anticipated volume of pounds shipped. The volume of pounds shipped for the quarter was reduced from anticipated levels due to the number of planned and unplanned capital and maintenance projects that occurred during the quarter and the longer duration of the resulting equipment outages. The down time resulting from these projects, in conjunction with the normal occurrence of holidays and vacations, reduced the days available to finish and ship the product as planned in the first fiscal quarter.

For the second quarter of fiscal 2012, net revenues increased by $30.0 million from the first quarter of fiscal 2012 and volume increased by 1.3 million pounds, while net income increased by $6.7 million for the same period. The improvement in performance quarter-over-quarter reflects the improving market environment as represented by strong order entry for the quarter, as well as the shipment during the quarter of approximately 0.4 million pounds that was produced but not shipped in the first quarter for the reason noted in the previous paragraph. Inclusion of these carryover shipments increased second quarter net revenues by approximately $10.0 million and increased second quarter net income by approximately $1.1 million.

Outlook

Guidance

Net income for each of the third and fourth quarters of fiscal 2012 is currently expected to approximate the net income of the second quarter of fiscal 2012 without the inclusion of the $1.1 million net income carryover from the first quarter to the second quarter.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased from $278.6 million to $297.3 million from the end of the first quarter of fiscal 2012 to the end of the second quarter of fiscal 2012. This increase of $18.7 million, or 6.7%, in controllable working capital resulted from an increase in both inventory and accounts receivable balances. The accounts receivable balance increased due to the increased level of sales in the second quarter of fiscal 2012 and the higher inventory level resulted from the project business due to ship in the third and fourth quarters. Although net controllable working capital did increase from quarter to quarter, working capital as a percentage of sales declined in the second quarter of fiscal 2012, when compared to the first quarter, due to the improved level of sales in the second quarter compared to the first quarter of fiscal 2012. It is anticipated that controllable working capital will decline through the year and inventory turns improve with the shipment of project business.

Competition, Pricing and Profitability

Beginning in the fourth quarter of fiscal 2011 and continuing through the first and second quarters of fiscal 2012, the global economic environment experienced a number of unfavorable events which included the slowing of growth in China, a reduction in the growth rate in the U.S. and the recession in Europe. The economic uncertainty created by these events impacted the Company in the form of reduced order entry activity in the first quarter of fiscal 2012. However, despite continuation of the economic uncertainty into the second quarter, the Company’s order entry improved enough to slightly outpace sales for the second quarter of fiscal 2012.

Although the Company’s profitability improved through the second quarter of fiscal 2012, the Company continues to experience price competition in the marketplace, particularly in mill-direct project business, from competitors that have the ability to produce both high-performance alloys and stainless steel flat products. This competition continues to require the Company to aggressively price project business orders in these markets, which has unfavorably impacted the Company’s gross profit margin and net income.  Although it appears that the stainless market may begin to improve, which should provide some relief to the competitive pricing environment, there continues to be significant uncertainty as to when the recovery may start or how robust any recovery may be.

Profitability continues to be impacted by both the competitive environment and the volatility of raw material prices in the marketplace, which is expected to continue to put downward pressure on prices. If market conditions improve, pricing competition in the high-performance alloy industry may begin to ease in future quarters.  The Company continues to respond to the unpredictable economic environment and the competition it creates by increasing its emphasis on service centers which offer value-added services, continuing to focus on moving to a more valuable product mix, improving its cost structure and focusing on delivery times and reliability, in order to maintain and improve gross profit margins and net income.

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

	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Backlog (1)
Dollars (in thousands)	$166,990	$241,661	$288,597	$273,375	$261,811	$264,245
Pounds (in thousands)	6,911	9,648	10,356	9,037	8,547	8,853
Average selling price per pound	$24.16	$25.05	$27.87	$30.25	$30.63	$29.85

Average nickel price per pound
London Metals Exchange(2)	$10.94	$12.16	$10.14	$9.25	$8.23	$8.49

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

	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net revenues (in thousands)
Aerospace	$44,537	$48,953	$53,594	$56,477	$52,726	$61,901
Chemical processing	20,591	37,238	46,065	46,079	29,688	37,833
Land-based gas turbines	21,541	27,724	21,067	27,892	30,104	32,167
Other markets	15,217	21,985	19,248	20,217	12,721	23,082
Total product revenue	101,886	135,900	139,974	150,665	125,239	154,983
Other revenue	4,465	3,214	3,148	3,644	3,612	3,899
Net revenues	$106,351	$139,114	$143,122	$154,309	$128,851	$158,882

Shipments by markets (in thousands of pounds)
Aerospace	1,688	2,008	2,152	2,272	1,970	2,421
Chemical processing	914	1,846	2,185	2,020	1,121	1,500
Land-based gas turbines	1,199	1,664	1,093	1,590	1,585	1,771
Other markets	610	855	738	796	456	782
Total shipments	4,411	6,373	6,168	6,678	5,132	6,474

Average selling price per pound
Aerospace	$26.38	$24.38	$24.90	$24.86	$26.76	$25.57
Chemical processing	22.53	20.17	21.08	22.81	26.48	25.22
Land-based gas turbines	17.97	16.66	19.27	17.54	18.99	18.16
Other markets	24.95	25.71	26.08	25.40	27.90	29.52
Total product (excluding other revenue)	23.10	21.32	22.69	22.56	24.40	23.94
Total average selling price (including other revenue)	24.11	21.83	23.20	23.11	25.11	24.54

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2012

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	March 31,				Change
($ in thousands)	2011		2012		Amount	%
Net revenues	$139,114	100.0%	$158,882	100.0%	$19,768	14.2%
Cost of sales	118,521	85.2%	124,347	78.3%	5,826	4.9%
Gross profit	20,593	14.8%	34,535	21.7%	13,942	67.7%
Selling, general and administrative expense	10,158	7.3%	10,687	6.7%	529	5.2%
Research and technical expense	862	0.6%	814	0.5%	(48)	(5.6)%
Operating income	9,573	6.9%	23,034	14.5%	13,461	140.6%
Interest income	(21)	(0.0)%	(33)	(0.0)%	12	57.1%
Interest expense	30	0.0%	24	0.0%	(6)	(20.0)%
Income before income taxes	9,564	6.9%	23,043	14.5%	13,479	140.9%
Provision for income taxes	3,348	2.4%	7,892	5.0%	4,544	135.7%
Net income	$6,216	4.5%	$15,151	9.5%	$8,935	143.7%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended March 31,		Change
By market	2011	2012	Amount	%
Net revenues (in thousands)
Aerospace	$48,953	$61,901	$12,948	26.4%
Chemical processing	37,238	37,833	595	1.6%
Land-based gas turbines	27,724	32,167	4,443	16.0%
Other markets	21,985	23,082	1,097	5.0%
Total product revenue	135,900	154,983	19,083	14.0%
Other revenue	3,214	3,899	685	21.3%
Net revenues	$139,114	$158,882	$19,768	14.2%

Pounds by market (in thousands)
Aerospace	2,008	2,421	413	20.6%
Chemical processing	1,846	1,500	(346)	(18.7)%
Land-based gas turbines	1,664	1,771	107	6.4%
Other markets	855	782	(73)	(8.5)%
Total shipments	6,373	6,474	101	1.6%

Average selling price per pound
Aerospace	$24.38	$25.57	$1.19	4.9%
Chemical processing	20.17	25.22	5.05	25.0%
Land-based gas turbines	16.66	18.16	1.50	9.0%
Other markets	25.71	29.52	3.81	14.8%
Total product (excluding other revenue)	21.32	23.94	2.62	12.3%
Total average selling price (including other revenue)	21.83	24.54	2.71	12.4%

Net Revenues.  Net revenues were $158.9 million in the second quarter of fiscal 2012, an increase of 14.2% from $139.1 million in the same period of fiscal 2011.  Volume was 6.5 million pounds in the second quarter of fiscal 2012, an increase of 1.6% from 6.4 million pounds in the same period of fiscal 2011.  The aggregate average selling price was $24.54 per pound in the second quarter of fiscal 2012, an increase of 12.4% from $21.83 per pound in the same period of fiscal 2011.  Average selling price increased due to improved customer demand and improved product mix.  The Company’s consolidated backlog was $264.2 million at March 31, 2012, an increase of 0.9 % from $261.8 million at December 31, 2011.  This increase reflects a 3.6% increase in backlog pounds partially offset by a 2.5% decrease in backlog average selling price.

Sales to the aerospace market were $61.9 million in the second quarter of fiscal 2012, an increase of 26.4% from $49.0 million in the same period of fiscal 2011, due to a 4.9% increase in the average selling price per pound combined with a 20.6% increase in volume. The increases in volume and average selling price reflect the continued strength of the demand for these products as evidenced by the production schedules for new airplane builds.

Sales to the chemical processing market were $37.8 million in the second quarter of fiscal 2012, an increase of 1.6% from $37.2 million in the same period of fiscal 2011, due to a 25.0% increase in the average selling price per pound partially offset by an 18.7% decrease in volume.  The decreased volume resulted from reduced project business and the increased average selling price reflects a change in product mix.

Sales to the land-based gas turbine market were $32.2 million in the second quarter of fiscal 2012, an increase of 16.0% from $27.7 million for the same period of fiscal 2011, due to an increase of 9.0% in the average selling price per pound combined with a 6.4% increase in volume. The increases in both volume and average selling price are due to improved original equipment manufacturer activity and, to a lesser degree, a rising level of maintenance spending.

Sales to other markets were $23.1 million in the second quarter of fiscal 2012, an increase of 5.0% from $22.0 million in the same period of fiscal 2011, due to a 14.8% increase in average selling price per pound partially offset by an 8.5% decrease in volume.  The decrease in volume is due to the project-oriented nature of these markets.  The increase in the average selling price reflects a change to a higher-value product mix shipped into the other markets in the second quarter of fiscal 2012.

Other Revenue.  Other revenue was $3.9 million in the second quarter of fiscal 2012, an increase of 21.3% from $3.2 million in the same period of fiscal 2011. The increase is due to higher miscellaneous and toll conversion sales.

Cost of Sales.  Cost of sales was $124.3 million, or 78.3% of net revenues, in the second quarter of fiscal 2012 compared to $118.5 million, or 85.2% of net revenues, in the same period of fiscal 2011. Cost of sales in the second quarter of fiscal 2012 increased by $5.8 million as compared to the same period of fiscal 2011 due to higher volume and higher production staffing costs to meet higher product demand.

Gross Profit.  As a result of the above factors, gross profit was $34.5 million for the second quarter of fiscal 2012, an increase of $13.9 million, or 67.7%, from the same period of fiscal 2011. Gross profit as a percentage of net revenue increased to 21.7% in the second quarter of fiscal 2012 as compared to 14.8% in the same period of fiscal 2011.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $10.7 million for the second quarter of fiscal 2012, an increase of $0.5 million, or 5.2%, from $10.2 million in the same period of fiscal 2011 due to increased headcount and higher marketing costs.  Selling, general and administrative expenses as a percentage of net revenues decreased to 6.7% for the second quarter of fiscal 2012 compared to 7.3% for the same period of fiscal 2011 primarily due to increased revenues.

Research and Technical Expense.  Research and technical expense was $0.8 million, or 0.5% of revenue, for the second quarter of fiscal 2012.  Research and technical expense was $0.9 million, or 0.6% of revenue, for the second quarter of fiscal 2011.

Operating Income.  As a result of the above factors, operating income in the second quarter of fiscal 2012 was $23.0 million, an increase of 140.6% compared to operating income of $9.6 million in the same period of fiscal 2011.

Income Taxes.  Income taxes were an expense of $7.9 million in the second quarter of fiscal 2012, an increase of $4.5 million from an expense of $3.3 million in the same period of fiscal 2011.  The effective tax rate for the second quarter of fiscal 2012 was 34.2%, compared to 35.0% in the same period of fiscal 2011. The reduced tax rate was primarily due to reduced state tax rates.

Net Income. As a result of the above factors, net income in the second quarter of fiscal 2012 was $15.2 million, an increase of $8.9 million, or 143.7%, from net income of $6.2 million in the same period of fiscal 2011.

Results of Operations for the Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011

	Six Months Ended
	March 31,				Change
($ in thousands)	2011		2012		Amount	%
Net revenues	$245,465	100.0%	$287,733	100.0%	$42,268	17.2%
Cost of sales	207,003	84.3%	229,707	79.8%	22,704	11.0%
Gross profit	38,462	15.7%	58,026	20.2%	19,564	50.9%
Selling, general and administrative expense	19,278	7.9%	20,503	7.1%	1,225	6.4%
Research and technical expense	1,615	0.7%	1,579	0.5%	(36)	(2.2)%
Operating income	17,569	7.2%	35,944	12.5%	18,375	104.6%
Interest income	(101)	(0.0)%	(95)	(0.0)%	(6)	(5.9)%
Interest expense	59	0.0%	50	0.0%	(9)	(15.3)%
Income before income taxes	17,611	7.2%	35,989	12.5%	18,378	104.4%
Provision for income taxes	6,139	2.5%	12,395	4.3%	6,256	101.9%
Net income	$11,472	4.7%	$23,594	8.2%	$12,122	105.7%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended March 31,		Change
By market	2011	2012	Amount	%
Net revenues (in thousands)
Aerospace	$93,490	$114,627	$21,137	22.6%
Chemical processing	57,829	67,521	9,692	16.8%
Land-based gas turbines	49,265	62,271	13,006	26.4%
Other markets	37,202	35,803	(1,399)	(3.8)%
Total product revenue	237,786	280,222	42,436	17.8%
Other revenue	7,679	7,511	(168)	(2.2)%
Net revenues	$245,465	$287,733	$42,268	17.2%

Pounds by market (in thousands)
Aerospace	3,696	4,391	695	18.8%
Chemical processing	2,760	2,621	(139)	(5.0)%
Land-based gas turbines	2,863	3,356	493	17.2%
Other markets	1,465	1,238	(227)	(15.5)%
Total shipments	10,784	11,606	822	7.6%

Average selling price per pound
Aerospace	$25.29	$26.10	$0.81	3.2%
Chemical processing	20.95	25.76	4.81	23.0%
Land-based gas turbines	17.21	18.56	1.35	7.8%
Other markets	25.39	28.92	3.53	13.9%
Total product (excluding other revenue)	22.05	24.14	2.09	9.5%
Total average selling price (including other revenue)	22.76	24.79	2.03	8.9%

Net Revenues.  Net revenues were $287.7 million in the first six months of fiscal 2012, an increase of 17.2% from $245.5 million in the same period of fiscal 2011 due to increases in both volume and average selling price per pound.  Volume was 11.6 million pounds in the first six months of fiscal 2012, an increase of 7.6% from 10.8 million pounds in the same period of fiscal 2011.  The aggregate average selling price was $24.79 per pound in the first six months of fiscal 2012, an increase of 8.9% from $22.76 per pound in the same period of fiscal 2011.  Average selling price increased due to improved customer demand and improved product mix while volume increased due to improved customer demand. The Company’s consolidated backlog was $264.2 million at March 31, 2012, a decrease of 3.3% from $273.4 million at September 30, 2011.  This decrease reflects the combination of a 2.0% decrease in backlog pounds and a 1.3% decrease in backlog average selling price.

Sales to the aerospace market were $114.6 million in the first six months of fiscal 2012, an increase of 22.6% from $93.5 million in the same period of fiscal 2011, due to an 18.8% increase in volume combined with a 3.2% increase in the average selling price per pound. The increase in the average selling price per pound and volume is due to increased customer demand.

Sales to the chemical processing market were $67.5 million in the first six months of fiscal 2012, an increase of 16.8% from $57.8 million in the same period of fiscal 2011, due to a 23.0% increase in average selling price per pound partially offset by a 5.0% decrease in volume.  The changes in volume and average selling price are predominately due to a change in product mix.

Sales to the land-based gas turbine market were $62.3 million in the first six months of fiscal 2012, an increase of 26.4% from $49.3 million for the same period of fiscal 2011, due to an increase of 7.8% in the average selling price per pound combined with a 17.2% increase in volume. The increases in both volume and average selling prices are due to increased original equipment manufacturer activity and, to a lesser degree, a rising level of maintenance spending.

Sales to other markets were $35.8 million in the first six months of fiscal 2012, a decrease of 3.8% from $37.2 million in the same period of fiscal 2011, due to a 15.5% decrease in volume partially offset by a 13.9% increase in average selling price per pound.  The increase in average selling price reflects a change to a mix of higher-value alloys and forms sold into the other market category.  The decrease in volume is due to the project-oriented nature of these markets.

Other Revenue.  Other revenue was $7.5 million in the first six months of fiscal 2012, a decrease of 2.2% from $7.7 million in the same period of fiscal 2011.

Cost of Sales.  Cost of sales was $229.7 million, or 79.8% of net revenues, in the first six months of fiscal 2012 compared to $207.0 million, or 84.3% of net revenues, in the same period of fiscal 2011.  Cost of sales in the first six months of fiscal 2012 increased by $22.7 million as compared to the same period of fiscal 2011 due to higher volume and increased production staffing to meet increased demand.

Gross Profit.  As a result of the above factors, gross profit was $58.0 million for the first six months of fiscal 2012, an increase of $19.6 million, or 50.9%, from the same period of fiscal 2011. Gross profit as a percentage of net revenue increased to 20.2% in the first six months of fiscal 2012 as compared to 15.7% in the same period of fiscal 2011.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $20.5 million for the first six months of fiscal 2012, an increase of $1.2 million, or 6.4%, from $19.3 million in the same period of fiscal 2011.  A portion of the increases were due to higher personnel costs as a result of headcount additions, salary increases, recruiting and relocation costs. Also increasing were sales, marketing and additional administrative expenses.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.1% for the first six months of fiscal 2012 compared to 7.9% for the same period of fiscal 2011 due to increased revenues.

Research and Technical Expense.  Research and technical expense was $1.6 million, or 0.5% of revenue, for the first six months of fiscal 2012. Research and technical expense was $1.6 million, or 0.7% of net revenues, in the same period of fiscal 2011.

Operating Income.  As a result of the above factors, operating income in the first six months of fiscal 2012 was $36.0 million, an increase of 104.4% compared to operating income of $17.6 million in the same period of fiscal 2011.

Income Taxes.  Income taxes were an expense of $12.4 million in the first six months of fiscal 2012, an increase of $6.3 million from $6.1 million in the same period of fiscal 2011.  The effective tax rate for the first six months of fiscal 2012 was 34.4%, compared to 34.9% in the same period of fiscal 2011, due primarily to lower state tax rates.

Net Income.  As a result of the above factors, net income in the first six months of fiscal 2012 was $23.6 million, an increase of $12.1 million, or 105.7%, from net income of $11.5 million in the same period of fiscal 2011.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

During the first six months of fiscal 2012, the Company’s primary sources of cash were cash on-hand and cash from operations, as detailed below.  At March 31, 2012, the Company had cash and cash equivalents of $51.4 million compared to cash and cash equivalents of $60.1 million at September 30, 2011.

Net cash provided by operating activities was $6.6 million in the first six months of fiscal 2012 compared to net cash used of $6.3 million in the same period of fiscal 2011.  Items contributing to the difference include: cash used from higher accounts receivable of $4.6 million, which was $15.9 million lower than cash used from accounts receivable in the same period of fiscal 2011; and cash used from inventory balances (net of foreign currency fluctuation) of $23.2 million, which was $16.2 million higher than cash used from inventory balances in the same period of fiscal 2011. Cash generated from operations was favorably impacted by net income of $23.6 million, compared to $11.5 million in the same period of fiscal 2011. Net cash used in investing activities was $12.7 million in the first six months of fiscal 2012 compared to $6.3 million in the first six months of fiscal 2011 as a result of higher capital expenditures.  Net cash used in financing activities in the first six months of fiscal 2012 included a $5.4 million dividend payment.

Future Sources of Liquidity

The Company’s sources of cash for fiscal 2012 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2012, the Company had cash of $51.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2012, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of March 31, 2012, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital spending (described below);

•                  Pension plan funding; and

•                  Dividends to stockholders.

In the first six months of fiscal 2012, the Company had capital spending of $12.7 million which is consistent with the $27.1 million of capital spending the Company previously forecasted for fiscal 2012. See capital spending discussion in “Capital Spending” above.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2012:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations(1)
Credit facility fees(2)	$1,457	$340	$680	$437	$—
Operating lease obligations	10,676	2,935	3,951	1,883	1,907
Capital lease obligations	242	33	66	66	77
Raw material contracts	55,622	32,394	23,228	—	—
Mill supplies contracts	119	119	—	—	—
Capital projects	18,783	18,783	—	—	—
Environmental post-closure monitoring	1,348	—	—	—	1,348
External product conversion source	3,800	600	1,200	1,200	800
Pension plan(3)	82,455	17,855	41,520	23,080	—
Non-qualified pension plan	847	95	190	190	372
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Total	$225,349	$78,154	$80,835	$36,856	$29,504

(1)             Taxes are not included in the table.  As of March 31, 2012, $323 related to uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, is excluded as it is not possible to determine in which period the tax liability might be paid.

(2)             As of March 31, 2012, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the lenders for unused line fees and quarterly management fees.

(3)             The Company has a funding obligation to contribute $81,520 to the domestic pension plan and expects its U.K. subsidiary to contribute $935 in less than one year to the U.K. Pension Plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(4)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2012. However, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2011.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2012, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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
Date: May 3, 2012

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: May 3, 2012

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
10.1

Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto(incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

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

Exhibit Number	Description
10.13

Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

10.14	Summary of 2011 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 24, 2010).
10.15

Amendment No. 1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2011).

31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Equity and (v) related notes.

**           Filed herewith