Form 10-Q
period 2012-06-30
HAYNES INTERNATIONAL INC
filed 2012-08-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1185400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

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

As of August 1, 2012, the registrant had 12,286,790 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1       FINANCIAL INFORMATION

Item 1.   Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$60,062	$51,346
Accounts receivable, less allowance for doubtful accounts of $1,129 and $1,359 respectively	87,680	81,267
Inventories	250,051	291,425
Income taxes receivable	2,573	122
Deferred income taxes	9,341	10,034
Other current assets	1,728	2,198
Total current assets	411,435	436,392
Property, plant and equipment, net	110,678	117,137
Deferred income taxes—long-term portion	65,113	61,894
Prepayments and deferred charges	2,903	1,810
Intangible assets, net	6,440	6,121
Total assets	$596,569	$623,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,086	$52,198
Accrued expenses	19,698	16,432
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,390	24,360
Deferred revenue—current portion	2,500	2,500
Current maturities of long-term obligations	—	—
Total current liabilities	92,674	95,490
Long-term obligations (less current portion)	1,348	1,348
Deferred revenue (less current portion)	35,329	33,454
Non-current income taxes payable	323	323
Accrued pension and postretirement benefits	194,042	186,971
Total liabilities	323,716	317,586
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,204,179 and 12,286,790 shares issued and outstanding at September 30, 2011 and June 30, 2012, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	231,842	236,183
Accumulated earnings	124,047	153,272
Accumulated other comprehensive loss	(83,048)	(83,699)
Total stockholders’ equity	272,853	305,768
Total liabilities and stockholders’ equity	$596,569	$623,354

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Net revenues	$143,122	$141,574	$388,587	$429,307
Cost of sales	117,801	109,185	324,804	338,892
Gross profit	25,321	32,389	63,783	90,415
Selling, general and administrative expense	10,710	10,382	29,988	30,885
Research and technical expense	733	835	2,348	2,414
Operating income	13,878	21,172	31,447	57,116
Interest income	(89)	(57)	(190)	(152)
Interest expense	37	19	96	69
Income before income taxes	13,930	21,210	31,541	57,199
Provision for income taxes	5,533	7,478	11,672	19,873
Net income	$8,397	$13,732	$19,869	$37,326
Net income per share:
Basic	$0.70	$1.12	$1.65	$3.05
Diluted	$0.69	$1.11	$1.63	$3.03

Dividend declared per common share	$0.20	$0.22	$0.60	$0.66

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Net income	$8,397	$13,732	$19,869	$37,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,159	(1,589)	2,811	(651)
Comprehensive income	$9,556	$12,143	$22,680	$36,675

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$19,869	$37,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,383	9,366
Amortization	409	319
Stock compensation expense	1,350	1,559
Excess tax benefit from option exercises	(144)	(1,147)
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	5,176	2,057
Loss on disposal of property	48	167
Change in assets and liabilities:
Accounts receivable	(23,622)	5,975
Inventories	(26,247)	(41,436)
Other assets	(205)	595
Accounts payable and accrued expenses	24,726	1,123
Income taxes	1,075	4,031
Accrued pension and postretirement benefits	(4,907)	(4,096)
Net cash provided by operating activities	4,036	13,964

Cash flows from investing activities:
Additions to property, plant and equipment	(9,795)	(17,134)
Change in restricted cash	110	—
Net cash used in investing activities	(9,685)	(17,134)

Cash flows from financing activities:
Dividends paid	(7,317)	(8,101)
Proceeds from exercise of stock options	706	1,635
Excess tax benefit from option exercises	144	1,147
Changes in long-term obligations	(109)	—
Net cash used in financing activities	(6,576)	(5,319)

Effect of exchange rates on cash	296	(227)
Decrease in cash and cash equivalents	(11,929)	(8,716)
Cash and cash equivalents, beginning of period	63,968	60,062
Cash and cash equivalents, end of period	$52,039	$51,346

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$13	$20
Income taxes (net of refunds)	$5,325	$13,801
Capital expenditures incurred but not yet paid	$1,498	$513

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, and such principles were applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2012 or any interim period.

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

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2011	June 30, 2012
Raw Materials	$22,430	$31,668
Work-in-process	136,227	157,531
Finished Goods	90,386	101,106
Other	1,008	1,120
	$250,051	$291,425

Note 4.   Income Taxes

Income tax expense for the three and nine months ended June 30, 2011 and 2012 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended June 30, 2012 was 35.3% compared to 39.7% in the same period of fiscal 2011. The effective tax rate for the nine months ended June 30, 2012 was 34.7% compared to 37.0% in the same period of fiscal 2011.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2011 and 2012, respectively, were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2011	2012	2011	2012	2011	2012	2011	2012

Service cost	$902	$1,000	$67	$72	$2,709	$3,001	$199	$218
Interest cost	2,824	2,567	1,172	1,146	8,546	8,115	3,516	3,436
Expected return	(2,989)	(2,537)	—	—	(9,056)	(8,102)	—	—
Amortizations	1,768	2,436	(771)	(749)	5,303	7,359	(2,312)	(2,243)
Net periodic benefit cost	$2,505	$3,466	$468	$469	$7,502	$10,373	$1,403	$1,411

The Company contributed $11,880 to Company-sponsored domestic pension plans, $3,221 to its other post-retirement benefit plans and $712 to the U.K. pension plan for the nine months ended June 30, 2012.  The Company presently expects future contributions of $4,020 to its domestic pension plans, $1,779 to its other post-retirement benefit plans and $223 to the U.K. pension plan for the remainder of fiscal 2012.

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo, Indiana facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements, and an application for permit renewal has been timely filed. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing.

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

As of September 30, 2011 and June 30, 2012, the Company has accrued $1,469 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the applicable post-closure monitoring period. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,766, which was then discounted using an appropriate discount rate.

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

Note 8.    Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. As the trademarks have an indefinite life, the Company tests them for impairment at least annually. If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The Company has non-compete agreements with lives of five to seven years. Amortization of the patents, non-competes and other intangibles was $409 and $319 for the nine months ended June 30, 2011 and 2012, respectively.

The following represents a summary of intangible assets at September 30, 2011 and June 30, 2012:

September 30, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,612)	$2,055
Trademarks	3,800	—	3,800
Non-compete	1,090	(820)	270
Other	646	(331)	315
	$14,203	$(7,763)	$6,440

June 30, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,821)	$1,846
Trademarks	3,800	—	3,800
Non-compete	1,090	(882)	208
Other	330	(63)	267
	$13,887	$(7,766)	$6,121

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2012 (remainder of fiscal year)	104
2013	416
2014	416
2015	394
2016	330

Note 9.   Net Income Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share data)	2011	2012	2011	2012
Numerator:
Net income	$8,397	$13,732	$19,869	$37,326
Less amount allocable to participating securities	—	(123)	—	(335)
Net income available for basic stockholders	8,397	13,609	19,869	36,991
Adjustment for dilutive potential common shares	—	1	—	2
Net income available for diluted common shares	$8,397	$13,610	$19,869	$36,993
Denominator:
Weighted average shares - Basic	12,077,102	12,175,935	12,063,975	12,137,237
Adjustment for dilutive potential common shares	153,334	64,600	155,901	74,588
Weighted average shares - Diluted	12,230,436	12,240,535	12,219,876	12,211,825

Basic net income per share	$0.70	$1.12	$1.65	$3.05
Diluted net income per share	$0.69	$1.11	$1.63	$3.03

Number of stock option shares excluded as their effect would be anti-dilutive	163,660	80,380	153,760	80,380

Anti-dilutive shares with respect to outstanding stock options have been properly excluded from the computation of diluted net income per share.

Note 10.  Stock-Based Compensation

Restricted Stock Plan

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance.  Shares of restricted stock vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals, and vesting of grants to participants may also be time-based.

Restricted stock grants are subject to forfeiture if employment or service terminates prior to the end of the vesting period or if the performance goal is not met, if applicable.  The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares of restricted stock that may be granted under the plan in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Holders of outstanding shares of restricted stock are entitled to receive dividends on, and to vote, shares of restricted stock.

On November 25, 2011 and December 8, 2011, the Company granted 27,600 and 3,000 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $55.88 and $58.64, respectively, the closing price of the Company’s common stock on the day of the grant.

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2011	126,000	$29.86
Granted	30,600	$56.15
Forfeited / Canceled	(25,600)	$17.82
Vested	(21,000)	$17.82
Unvested at June 30, 2012	110,000	$42.27
Expected to vest	110,000	$42.27

Compensation expense related to restricted stock for the three months ended June 30, 2011 and 2012 was $280 and $387, respectively, and for the nine months ended June 30, 2011 and 2012 was $739 and $1,129, respectively. The remaining unrecognized compensation expense at June 30, 2012 was $2,325, which is to be recognized over a weighted average period of  1.67 years. During the second quarter of fiscal 2012, 25,600 shares of restricted stock granted to employees on March 31, 2009 were forfeited because the performance goal was not achieved.

Stock Option Plans

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The original option plan was adopted in August 2004 pursuant to the plan of reorganization and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33-1/3% per year over three years from the grant date.

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in fiscal 2012:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 25, 2011	$23.91	1.58%	0.40%	69%	3 years

On November 25, 2011, the Company granted options to purchase up to 23,200 shares of common stock at an exercise price of $55.88, the fair market value of the Company’s common stock at the close of business on the day of the grant. During the first nine months of fiscal 2012, 77,611 options were exercised and no options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2011 and 2012 was $150 and $130, respectively, and for the nine months ended June 30, 2011 and 2012 was $611 and $431, respectively.  The remaining unrecognized compensation expense at June 30, 2012 was $730, to be recognized over a weighted average vesting period of 1.41 years.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2012:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2011	373,187		$38.53
Granted	23,200		$55.88
Exercised	(77,611)		$21.05
Canceled	—
Outstanding at June 30, 2012	318,776	$3,844	$44.05	5.74 yrs.
Vested or expected to vest	303,731	$3,844	$44.05	5.74 yrs.
Exercisable at June 30, 2012	263,890	$3,371	$43.97	5.15 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	2.17	47,569	47,569
March 31, 2006	31.00	3.75	10,000	10,000
March 30, 2007	72.93	4.75	59,500	59,500
March 31, 2008	54.00	5.75	73,000	73,000
October 1, 2008	46.83	6.25	20,000	20,000
March 31, 2009	17.82	6.75	28,339	25,589
January 8, 2010	34.00	7.50	31,801	20,135
November 24, 2010	40.26	8.42	25,367	8,097
November 25, 2011	55.88	9.42	23,200	—
			318,776	263,890

Note 11.    Dividend

In the third quarter of fiscal 2012, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 15, 2012 to stockholders of record at the close of business on June 1, 2012.  The dividend cash pay-out was $2,703 for the quarter based on the number of shares outstanding.

On August 2, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 17, 2012 to stockholders of record at the close of business on September 4, 2012.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. A portion of the Company’s pension plan assets are in a common collective trust that is considered to be within level 2.  To determine the fair value of these assets, the Company uses the quoted market prices of the underlying assets of the common collective trust.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2012:

	September 30, 2011
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$60,062	$—	$—	$60,062
U.S. pension plan assets:
Mutual fund	17,607	—	—	17,607
Common /collective funds
Bonds	—	57,883	—	57,883
Short-term money market	—	2,418	—	2,418
U.S. common stock	—	51,753	—	51,753
International equity	—	6,062	—	6,062
Total U.S pension plan assets.	17,607	118,116	—	135,723
U.K. pension plan assets	13,208	—	—	13,208
Total pension plan assets	30,815	118,116	—	148,931
Total fair value	$90,877	$118,116	$—	$208,993

	June 30, 2012
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$51,346	$—	$—	$51,346
U.S. pension plan assets:
Mutual fund	21,023	—	—	21,023
Common /collective funds
Bonds	—	60,584	—	60,584
Short-term money market	—	5,365	—	5,365
U.S. common stock	—	64,455	—	64,455
International equity	—	6,665	—	6,665
Total U.S pension plan assets.	21,023	137,069	—	158,092
U.K. pension plan assets	14,770	—	—	14,770
Total pension plan assets	35,793	137,069	—	172,862
Total fair value	$87,139	$137,069	$—	$224,208

The Company had no Level 3 assets as of September 30, 2011 or June 30, 2012.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.  In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2012 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation those risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Business Overview

The Company is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel; general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high temperature resistant alloys, or HTA products, and corrosion resistant alloys, or CRA products.  The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

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

Capital Spending

The Company has begun increasing the amount of capital spending from traditional levels in order to enhance its capabilities to both increase capacity commensurate with the anticipated expansion over the long term of the markets the Company services and also to improve customer service in the form of accelerated deliveries and expanded value-added products and services. In the third quarter of fiscal 2012, the Company announced plans to invest approximately $61.0 million at two of its U.S. facilities. The Company plans to invest approximately $37.0 million to expand by an estimated 60% the specialty titanium and high-performance nickel alloy tubular production capacity of its Arcadia, Louisiana facility. In addition, the Company plans to invest approximately $24.0 million to expand by an estimated 20% its capacity to produce specialty high-performance alloy flat products at the Company’s Kokomo, Indiana facility. The Company has commenced initial planning and design and expects to complete both projects within the next two years, with benefits from the tubular project expected to emerge in twelve to fifteen months and benefits from the Kokomo project expected to emerge in nine to twelve months. These capital investments in Arcadia and Kokomo are expected to improve the Company’s ability to service its customers’ increasing demand for specialty products and also continue to improve product quality, improve operating efficiencies and enhance working capital management for all of the Company’s products produced at these locations.

In the third quarter of fiscal 2012, the Company spent $4.4 million on capital projects, which brings capital spending to $17.1 million for the first three quarters of fiscal 2012. For the fourth quarter of fiscal 2012 spending is estimated at $12.7 million, approximately $5.0 million of which is for projects already in-process including the four-high Steckel rolling mill, cold rolling finishing mill and an upgrade of the information technology system. The balance of the estimated spending of $7.7 million is divided between the Arcadia tubular project at approximately $5.0 million and the Kokomo plate project at approximately $2.7 million. This will bring spending for capital projects by the Company in fiscal 2012 to an estimated $29.8 million.

Dividends Paid and Declared

In the third quarter of fiscal 2012, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid June 15, 2012 to stockholders of record at the close of business on June 1, 2012.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.8 million on an annualized basis.

On August 2, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 17, 2012 to stockholders of record at the close of business on September 4, 2012.

Gross Profit Margin Performance

Gross profit margins and gross profit margin percentages improved in each of the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011 due to a combination of increased volume and pricing, a shift to a higher-margin product mix, reduced cost structure and an improved market environment in fiscal 2012.  Service center transactional business volumes and prices have improved in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, particularly in the aerospace market, due to increasing projected commercial aircraft build rate. Contributing directly to the increased volumes and reduced cost structure noted above has been the capital spending over the last five years.

The following table shows net revenues, gross profit margin and gross profit margin percentage for each quarter in fiscal 2011 and for the first three quarters of fiscal 2012.

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2011 and 2012
	Quarter Ended
(dollars in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net Revenues	$106,351	$139,114	$143,122	$154,309	$128,851	$158,882	$141,574
Gross Profit Margin	$17,869	$20,593	$25,321	$29,997	$23,491	$34,535	$32,389
Gross Profit Margin %	16.8%	14.8%	17.7%	19.4%	18.2%	21.7%	22.9%

When comparing the trend of gross profit margin and gross profit margin percentage from the first quarter of fiscal 2012 through the third quarter, both the gross profit margin and gross profit margin percentage increased consistent with the themes stated in the previous paragraph. Gross profit margin from the first quarter to the third quarter of fiscal 2012 increased by $8.9 million, and the gross profit margin percentage was 4.7% higher in the third quarter of fiscal 2012 compared to the first quarter.

Backlog

Backlog dollars and backlog pounds declined during the third quarter of fiscal 2012 by $23.1 million and 0.9 million pounds, respectively. Backlog was $241.2 million at June 30, 2012, a decrease of approximately 8.7% from $264.2 million at March 31, 2012.  This decrease is the result of a 10.2% decrease in backlog pounds, which was partially offset by a 1.6% increase in backlog average selling price for the quarter.

On a year-to-date basis, the backlog has declined by $32.2 million or 11.8% primarily due to a 1.1 million pound reduction in backlog pounds.  The reduction in the backlog during the first three quarters of the fiscal year resulted from reduced order entry activity, as compared to sales, in the first and third quarters. While the level of transactional business in all markets has increased slightly compared to prior quarters, the Company has not received the typical number of large, project-based orders in fiscal 2012, which has resulted in a lower backlog level. Management believes that the reduced level of project-based orders resulted from customers exercising caution in making purchases for project business due to the current uncertain economic conditions associated with slow economic growth in the U.S. and China and the effect of the recession in Europe. Order entry and sales activity in the aerospace and land-based gas turbine markets has been steady, while order entry in the chemical processing and other markets categories has been negatively affected by the decline in project-related orders. Accordingly, the backlogs for the aerospace and land-based gas turbine markets are slightly lower than at the beginning of the fiscal year, and the majority of the decline in backlog, for the quarter and fiscal year, is attributable to the chemical processing and other markets categories. The strength of the order entry activity in the aerospace and land-based gas turbine markets is further illustrated by the quarterly shipment information presented in the Quarterly Market Information below. Based on the pounds shipped to these markets through the end of the third quarter, the Company’s shipments to these markets could equal or exceed the previous high-water mark set in fiscal 2008.  The backlog continues to include a significant amount of higher value alloys and forms compared to previous quarters in all market segments, with the backlog sustaining an average selling price of approximately $30.00 per pound over the last four fiscal quarters. The current backlog and order entry rate is expected to support the forecasted performance for the fourth quarter of fiscal 2012.

Quarter-Over-Quarter Performance

Net income for the third quarter of fiscal 2012, was $1.4 million lower than net income for the second quarter of fiscal 2012 due primarily to the fact that shipments in the second quarter included approximately 0.4 million pounds that were produced but not shipped in the first quarter. These carryover shipments increased second quarter net revenues by approximately $10.0 million and increased second quarter net income by approximately $1.1 million. Excluding the effect of the carryover net income from the second fiscal quarter makes the net incomes between the second and third fiscal quarters similar in amount. Also, due to the improved product mix and operating efficiencies, the gross margin percentage increased by 1.2% to 22.9% in the third quarter of fiscal 2012 as compared to the second quarter.

Outlook

Guidance

Net income for the fourth quarter of fiscal 2012 is expected to approximate net income of the third quarter of fiscal 2012.  Net income may exceed this level if improvement occurs in transactional business during the fourth quarter.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased from $297.3 million to $304.2 million from the end of the second quarter of fiscal 2012 to the end of the third quarter of fiscal 2012. This increase of $6.9 million, or 2.3%, in controllable working capital resulted from a lower accounts receivable balance, an increase in inventory and a flat accounts payable balance between periods. The accounts receivable balance decreased due to the reduced level of sales in the third quarter of fiscal 2012 compared to the previous quarter. The higher inventory level was a result of both the inventory required for project business scheduled to ship in the fourth quarter and melting of material in the third fiscal quarter to offset maintenance outages of melting equipment scheduled for the fourth fiscal quarter. Commensurate with net controllable working capital increasing from quarter to quarter, working capital as a percentage of sales also increased in the third quarter of fiscal 2012, when compared to the second quarter, due to the reduced level of sales in the third quarter compared to the second quarter of fiscal 2012. It is anticipated that controllable working capital will decline through year-end, that inventory turns will improve and that working capital as a percentage of sales will improve, resulting in an increase in the cash balance at the end of the fiscal year as compared to the end of the third quarter.

Competition, Pricing and Profitability

Beginning in the latter part of fiscal 2011 and continuing through the third quarter of fiscal 2012, the global economic environment experienced a number of unfavorable events which included slowing global growth, the recession in Europe and a forecast of continued slow global growth. The economic uncertainty created by these events impacted the Company in the form of reduced project-based order activity in the first and third fiscal quarters. In addition, this reduced level of global economic activity has contributed to an increased level of competition which continues to require the Company to aggressively price new business, which unfavorably impacts the Company’s gross profit margin and net income.  There continues to be significant uncertainty as to when any recovery may start or how robust any recovery may be.

The competitive environment in the marketplace, particularly as it applies to chemical processing and our other market category, is expected to continue to put downward pressure on prices, which could unfavorably impact profitability. If market conditions improve, pricing competition in the high-performance alloy industry may begin to ease in future quarters.  The Company continues to respond to the unpredictable economic environment and the competition it creates by increasing its emphasis on service centers which offer value-added services, continuing to focus on moving to a more profitable product mix, improving its cost structure and focusing on delivery times and reliability, in order to maintain and improve gross profit margins and net income.

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

	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Backlog (1)
Dollars (in thousands)	$166,990	$241,661	$288,597	$273,375	$261,811	$264,245	$241,151
Pounds (in thousands)	6,911	9,648	10,356	9,037	8,547	8,853	7,951
Average selling price per pound	$24.16	$25.05	$27.87	$30.25	$30.63	$29.85	$30.33
Average nickel price per pound
London Metals Exchange(2)	$10.94	$12.16	$10.14	$9.25	$8.23	$8.49	$7.50

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

	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net revenues (in thousands)
Aerospace	$44,537	$48,953	$53,594	$56,477	$52,726	$61,901	$55,908
Chemical processing	20,591	37,238	46,065	46,079	29,688	37,833	32,565
Land-based gas turbines	21,541	27,724	21,067	27,892	30,104	32,167	27,971
Other markets	15,217	21,985	19,248	20,217	12,721	23,082	21,280
Total product revenue	101,886	135,900	139,974	150,665	125,239	154,983	137,724
Other revenue	4,465	3,214	3,148	3,644	3,612	3,899	3,850
Net revenues	$106,351	$139,114	$143,122	$154,309	$128,851	$158,882	$141,574

Shipments by markets (in thousands of pounds)
Aerospace	1,688	2,008	2,152	2,272	1,970	2,421	2,175
Chemical processing	914	1,846	2,185	2,020	1,121	1,500	1,304
Land-based gas turbines	1,199	1,664	1,093	1,590	1,585	1,771	1,559
Other markets	610	855	738	796	456	782	673
Total shipments	4,411	6,373	6,168	6,678	5,132	6,474	5,711

Average selling price per pound
Aerospace	$26.38	$24.38	$24.90	$24.86	$26.76	$25.57	$25.70
Chemical processing	22.53	20.17	21.08	22.81	26.48	25.22	24.97
Land-based gas turbines	17.97	16.66	19.27	17.54	18.99	18.16	17.94
Other markets	24.95	25.71	26.08	25.40	27.90	29.52	31.62
Total product (excluding other revenue)	23.10	21.32	22.69	22.56	24.40	23.94	24.12
Total average selling price (including other revenue)	24.11	21.83	23.20	23.11	25.11	24.54	24.79

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2012

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	June 30,				Change
($ in thousands)	2011		2012		Amount	%
Net revenues	$143,122	100%	$141,574	100%	$(1,548)	(1.1)%
Cost of sales	117,801	82.3%	109,185	77.1%	(8,616)	(7.3)%
Gross profit	25,321	17.7%	32,389	22.9%	7,068	27.9%
Selling, general and administrative expense	10,710	7.5%	10,382	7.3%	(328)	(3.1)%
Research and technical expense	733	0.5%	835	0.6%	102	13.9%
Operating income	13,878	9.7%	21,172	15.0%	7,294	52.6%
Interest income	(89)	0.0%	(57)	0.0%	32	36.0%
Interest expense	37	0.0%	19	0.0%	18	48.7%
Income before income taxes	13,930	9.7%	21,210	15.0%	7,280	52.3%
Provision for income taxes	5,533	3.8%	7,478	5.3%	1,945	35.2%
Net income	$8,397	5.9%	$13,732	9.7%	$5,335	63.5%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

	Three Months Ended June 30,		Change
By market	2011	2012	Amount	%
Net revenues (in thousands)
Aerospace	$53,594	$55,908	$2,314	4.3%
Chemical processing	46,065	32,565	(13,500)	(29.3)%
Land-based gas turbines	21,067	27,971	6,904	32.8%
Other markets	19,248	21,280	2,032	10.6%
Total product revenue	139,974	137,724	(2,250)	(1.6)%
Other revenue	3,148	3,850	702	22.3%
Net revenues	$143,122	$141,574	$(1,548)	(1.1)%

Pounds by market (in thousands)
Aerospace	2,152	2,175	23	1.1%
Chemical processing	2,185	1,304	(881)	(40.3)%
Land-based gas turbines	1,093	1,559	466	42.6%
Other markets	738	673	(65)	(8.8)%
Total shipments	6,168	5,711	(457)	(7.4)%

Average selling price per pound
Aerospace	$24.90	$25.70	$0.80	3.2%
Chemical processing	21.08	24.97	3.89	18.5%
Land-based gas turbines	19.27	17.94	(1.33)	(6.9)%
Other markets	26.08	31.62	5.54	21.2%
Total product (excluding other revenue)	22.69	24.12	1.43	6.3%
Total average selling price (including other revenue)	23.20	24.79	1.59	6.8%

Net Revenues.   Net revenues were $141.6 million in the third quarter of fiscal 2012, a decrease of 1.1% from $143.1 million in the same period of fiscal 2011.   Volume was 5.7 million pounds in the third quarter of fiscal 2012, a decrease of 7.4% from 6.2 million pounds in the same period of fiscal 2011.  The aggregate average selling price was $24.79 per pound in the third quarter of fiscal 2012, an increase of 6.8% from $23.20 per pound in the same period of fiscal 2011.  Average selling price increased due to a higher value product mix while volume decreased due to timing of project-related business.  The Company’s consolidated backlog was $241.2 million at June 30, 2012, a decrease of 8.7% from $264.2 million at March 31, 2012.  This decrease reflects a 10.2% decrease in backlog pounds, partially offset by a 1.6% increase in backlog average selling price.

Sales to the aerospace market were $55.9 million in the third quarter of fiscal 2012, an increase of 4.3% from $53.6 million in the same period of fiscal 2011, due to a 3.2% increase in the average selling price per pound combined with a 1.1% increase in volume. The increases in volume and average selling price reflect the continued strength of the demand in this market as evidenced by the production schedules for new commercial aircraft production.  The requirement for more fuel-efficient engines in the commercial airline industry continues to drive demand in this market.

Sales to the chemical processing market were $32.6 million in the third quarter of fiscal 2012, a decrease of 29.3% from $46.1 million in the same period of fiscal 2011, due to a 40.3% decrease in volume, partially offset by an 18.5% increase in the average selling price per pound.  The decrease in volume relates to a large prior year project that shipped primarily in the second half of fiscal 2011that was not repeated this year.  The increase in the average selling price is attributable to a higher value product mix shipped into the chemical processing market this quarter.

Sales to the land-based gas turbine market were $28.0 million in the third quarter of fiscal 2012, an increase of 32.8% from $21.1 million for the same period of fiscal 2011, due to an increase of 42.6% in volume partially offset by a decrease of 6.9% in the average selling price per pound.  The increase in volume is due to improved customer demand, and the decrease in average selling price is reflective of a product mix with a higher percentage of lower-priced billet product as compared to the prior year.

Sales to other markets were $21.3 million in the third quarter of fiscal 2012, an increase of 10.6% from $19.2 million in the same period of fiscal 2011, due to a 21.2% increase in average selling price partially offset by an 8.8% decrease in volume.  The decrease in volume is due to the project-oriented nature of these markets.  The increase in the average selling price reflects a change to a higher value alloy mix shipped into the other markets in the third quarter of fiscal 2012.

Other Revenue.   Other revenue was $3.9 million in the third quarter of fiscal 2012, an increase of 22.3% from $3.1 million in the same period of fiscal 2011. The increase is due to higher miscellaneous and toll conversion sales.

Cost of Sales.   Cost of sales was $109.2 million, or 77.1% of net revenues, in the third quarter of fiscal 2012 compared to $117.8 million, or 82.3% of net revenues, in the same period of fiscal 2011. Cost of sales in the third quarter of fiscal 2012 decreased by $8.6 million as compared to the same period of fiscal 2011 primarily due to lower volume.

Gross Profit.   As a result of the above factors, gross margin was $32.4 million for the third quarter of fiscal 2012, an increase of $7.1 million from the same period of fiscal 2011. Gross margin as a percentage of net revenue increased to 22.9% in the third quarter of fiscal 2012 as compared to 17.7% in the same period of fiscal 2011. A contributing factor to this increase includes benefits gained from completed capital expenditure projects.

Selling, General and Administrative Expense.   Selling, general and administrative expense was $10.4 million for the third quarter of fiscal 2012, a decrease of $0.3 million, or 3.1%, from $10.7 million in the same period of fiscal 2011 due to continued efforts to control costs.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.3% for the third quarter of fiscal 2012 compared to 7.5% for the same period of fiscal 2011 primarily due to efforts to manage costs.

Research and Technical Expense.   Research and technical expense was $0.8 million, or 0.6% of revenue, for the third quarter of fiscal 2012, compared to $0.7 million, or 0.5% of revenue, for the third quarter of fiscal 2011.

Operating Income.   As a result of the above factors, operating income in the third quarter of fiscal 2012 was $21.2 million compared to operating income of $13.9 million in the same period of fiscal 2011.

Income Taxes.   Income taxes were an expense of $7.5 million in the third quarter of fiscal 2012, an increase of $1.9 million from $5.5 million in the same period of fiscal 2011 due to higher pretax income generated in the third quarter of fiscal 2012.  The effective tax rate for the third quarter of fiscal 2012 was 35.3%, compared to 39.7% in the same period of fiscal 2011. The prior year effective tax rate was higher due to Indiana enacting a corporate income tax rate decrease from 8.5% to 6.5%, causing additional income tax expense of $0.7 million, reflecting the Company’s estimate of the decrease in the deferred tax asset due to the lower tax rate.

Net Income.  As a result of the above factors, net income in the third quarter of fiscal 2012 was $13.7 million, an increase of $5.3 million from net income of $8.4 million in the same period of fiscal 2011.

Results of Operations for the Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended
	June 30,				Change
($ in thousands)	2011		2012		Amount	%
Net revenues	$388,587	100.0%	$429,307	100.0%	$40,720	10.5%
Cost of sales	324,804	83.6%	338,892	78.9%	14,088	4.3%
Gross profit	63,783	16.4%	90,415	21.1%	26,632	41.8%
Selling, general and administrative expense	29,988	7.7%	30,885	7.2%	897	3.0%
Research and technical expense	2,348	0.6%	2,414	0.6%	66	2.8%
Operating income	31,447	8.1%	57,116	13.3%	25,669	81.6%
Interest income	(190)	0.0%	(152)	0.0%	38	20.0%
Interest expense	96	0.0%	69	0.0%	(27)	28.1%
Income before income taxes	31,541	8.1%	57,199	13.3%	25,658	81.3%
Provision for income taxes	11,672	3.0%	19,873	4.6%	8,201	70.3%
Net income	$19,869	5.1%	$37,326	8.7%	$17,457	87.9%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

	Nine Months Ended June 30,		Change
By market	2011	2012	Amount	%
Net revenues (in thousands)
Aerospace	$147,084	$170,535	$23,451	15.9%
Chemical processing	103,894	100,086	(3,808)	(3.7)%
Land-based gas turbines	70,332	90,242	19,910	28.3%
Other markets	56,450	57,083	633	1.1%
Total product revenue	377,760	417,946	40,186	10.6%
Other revenue	10,827	11,361	534	4.9%
Net revenues	$388,587	$429,307	$40,720	10.5%

Pounds by market (in thousands)
Aerospace	5,848	6,566	718	12.3%
Chemical processing	4,945	3,925	(1,020)	(20.6)%
Land-based gas turbines	3,956	4,915	959	24.2%
Other markets	2,203	1,911	(292)	(13.3)%
Total shipments	16,952	17,317	365	2.2%

Average selling price per pound
Aerospace	$25.15	$25.97	$0.82	3.3%
Chemical processing	21.01	25.50	4.49	21.4%
Land-based gas turbines	17.78	18.36	0.58	3.3%
Other markets	25.62	29.87	4.25	16.6%
Total product (excluding other revenue)	22.28	24.14	1.86	8.3%
Total average selling price (including other revenue)	22.92	24.79	1.87	8.2%

Net Revenues.   Net revenues were $429.3 million in the first nine months of fiscal 2012, an increase of 10.5% from $388.6 million in the same period of fiscal 2011.  Volume was 17.3 million pounds in the first nine months of fiscal 2012, an increase of 2.2% from 17.0 million pounds in the same period of fiscal 2011.  The aggregate average selling price was $24.79 per pound in the first nine months of fiscal 2012, an increase of 8.2% from $22.92 per pound in the same period of fiscal 2011.  Volume increased due to improved customer demand in the aerospace and land-based gas turbine markets, while average selling price increased due to both improved customer demand in those markets and improved product mix.  The Company’s consolidated backlog was $241.2 million at June 30, 2012, a decrease of 11.8% from $273.4 million at September 30, 2011.  This decrease reflects a 12.0% decrease in backlog pounds partially offset by a 0.3% increase in backlog average selling price.

Sales to the aerospace market were $170.5 million in the first nine months of fiscal 2012, an increase of 15.9% from $147.1 million in the same period of fiscal 2011, due to a 12.3% increase in volume combined with a 3.3% increase in the average selling price per pound. The increase in volume and average selling price per pound is due to increased customer demand as evidenced by the production schedules for new commercial aircraft production.  The requirement for more fuel-efficient engines in the commercial airline industry continues to drive demand in this market.

Sales to the chemical processing market were $100.1 million in the first nine months of fiscal 2012, a decrease of 3.7% from $103.9 million in the same period of fiscal 2011, due to a 20.6% decrease in volume partially offset by a 21.4% increase in the average selling price per pound.  The decrease in volume relates to a large prior year project that shipped primarily in the second half of fiscal 2011 that was not repeated this year.  The increase in the average selling price is attributable to a higher value product mix shipped into the chemical processing market.

Sales to the land-based gas turbine market were $90.2 million in the first nine months of fiscal 2012, an increase of 28.3% from $70.3 million for the same period of fiscal 2011, due to a 24.2% increase in volume combined with an increase of 3.3% in the average selling price per pound. The increase in both volume and average selling price is due to increased customer demand, especially from the original equipment manufacturers.

Sales to other markets were $57.1 million in the first nine months of fiscal 2012, an increase of 1.1% from $56.5 million in the same period of fiscal 2011, due to a 16.6% increase in average selling price per pound partially offset by a 13.3% decrease in volume.  The decrease in volume is due to the project-oriented nature of these markets.  The increase in the average selling price reflects a change to a higher value alloy mix shipped into other markets.

Other Revenue.   Other revenue was $11.4 million in the first nine months of fiscal 2012, an increase of 4.9% from $10.8 million in the same period of fiscal 2011. The increase is due primarily to higher conversion and miscellaneous sales.

Cost of Sales.   Cost of sales was $338.9 million, or 78.9% of net revenues, in the first nine months of fiscal 2012 compared to $324.8 million, or 83.6% of net revenues, in the same period of fiscal 2011. Cost of sales in the first nine months of fiscal 2012 increased by $14.1 million, or 4.3%, as compared to the same period of fiscal 2011 due to higher volume and a higher cost product mix.

Gross Profit.   As a result of the above factors, gross margin was $90.4 million for the first nine months of fiscal 2012, an increase of $26.6 million from the same period of fiscal 2011. Gross margin as a percentage of net revenue increased to 21.1% in the first nine months of fiscal 2012 as compared to 16.4% in the same period of fiscal 2011. A contributing factor to this increase includes benefits gained from completed capital expenditure projects.

Selling, General and Administrative Expense.   Selling, general and administrative expense was $30.9 million for the first nine months of fiscal 2012, an increase of $0.9 million, or 3.0%, from $30.0 million in the same period of fiscal 2011.  The increase was due to higher sales, marketing and personnel costs as a result of headcount additions and salary increases.   Selling, general and administrative expenses as a percentage of net revenues decreased to 7.2% for the first nine months of fiscal 2012 compared to 7.7% for the same period of fiscal 2011.

Research and Technical Expense.   Research and technical expense was $2.4 million, or 0.6% of revenue, for the first nine months of fiscal 2012, an increase of $0.1 million from $2.3 million, or 0.6% of net revenues, in the same period of fiscal 2011.

Operating Income.   As a result of the above factors, operating income in the first nine months of fiscal 2012 was $57.1 million compared to $31.4 million in the same period of fiscal 2011.

Income Taxes. Income taxes were an expense of $19.9 million in the first nine months of fiscal 2012, an increase of $8.2 million from $11.7 million in the same period of fiscal 2011, due to higher pretax income generated in fiscal 2012.  The effective tax rate for the first nine months of fiscal 2012 was 34.7%, compared to 37.0% in the same period of fiscal 2011. The effective tax rate for the third quarter of fiscal 2012 was 35.3%, compared to 39.7% in the same period of fiscal 2011. The prior year effective tax rate was higher due to Indiana enacting a corporate income tax rate decrease from 8.5% to 6.5%, causing additional income tax expense of $0.7 million reflecting our estimate of the decrease in the deferred tax asset due to the lower tax rate.

Net Income. As a result of the above factors, net income in the first nine months of fiscal 2012 was $37.3 million, an increase of $17.5 million, or 87.9%, from $19.9 million in the same period of fiscal 2011.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2012, the Company’s primary sources of cash were cash on-hand and cash from operations, as detailed below.  At June 30, 2012, the Company had cash and cash equivalents of $51.3 million compared to cash and cash equivalents of $60.1 million at September 30, 2011.

Net cash provided by operating activities was $14.0 million in the first nine months of fiscal 2012 compared to $4.0 million in the same period of fiscal 2011.  The difference is attributable to the fact that cash provided by lower accounts receivable of $6.0 million, which was $29.6 million higher than cash provided by accounts receivable in the same period of fiscal 2011.  Cash used from inventory balances (net of foreign currency fluctuation) of $41.4 million was $15.2 million higher than cash used from inventory balances in the same period of fiscal 2011.  Cash generated by higher accounts payable and accrued expenses of $1.1 million was $23.6 million lower than cash generated in the same period of fiscal 2011.  Cash generated from operations was favorably impacted by net income in the first nine months of fiscal 2012 of $37.3 million, compared to $19.9 million in the same period of fiscal 2011. Net cash used in investing activities was $17.1 million in the first nine months of fiscal 2012 compared to $9.7 million in the same period of fiscal 2011 as a result of higher capital expenditures.  Net cash used in financing activities in the first nine months of fiscal 2012 included $8.1 million of dividend payments.

Future sources of liquidity

The Company’s sources of cash for fiscal 2012 are expected to consist primarily of cash generated from operations, cash on-hand, and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At June 30, 2012, the Company had cash of $51.3 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders thereto with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2012, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of June 30, 2012, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are secured by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital spending (detailed below);

•                  Pension plan funding; and

•                  Dividends to stockholders.

In the first nine months of fiscal 2012, the Company had capital spending of $17.1 million, with the estimated capital spending by the Company for the full fiscal year at $29.8 million.  In the third quarter of fiscal 2012, the Company announced plans to invest approximately $61.0 million in capital projects at two of its U.S. facilities.  The Company has commenced initial planning and design and expects to complete both projects within the next two years.  See capital spending discussion in “Capital Spending”.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2012:

(in thousands)

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Credit facility fees(2)	$1,372	$340	$680	$352	$—
Operating lease obligations	11,555	3,034	4,351	2,471	1,699
Capital lease obligations	234	33	66	66	69
Raw material contracts	101,887	48,405	53,482	—	—
Mill supplies contracts	88	88	—	—	—
Capital projects	14,155	14,155	—	—	—
Environmental post-closure monitoring	1,348	—	—	—	1,348
External product conversion source	3,650	600	1,200	1,200	650
Pension plan(3)	85,235	19,265	46,140	19,830	—
Non-qualified pension plan	823	95	190	190	348
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Total	$270,347	$91,015	$116,109	$34,109	$29,114

(1)             Taxes are not included in the table.  As of June 30, 2012, $323 related to uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, is excluded as it is not possible to determine in which period the tax liability might be paid out.

(2)             As of June 30, 2012, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(3)             The Company has a funding obligation to contribute $84,300 to the domestic pension plan and expects its U.K. subsidiary to contribute $935 in less than one year to the U.K. Pension Plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(4)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2012. However, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2011.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2012, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 6.   Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: August 2, 2012

/s/ Marcel Martin
Marcel Martin
Vice President, Finance
Chief Financial Officer
Date: August 2, 2012

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601		Description of Exhibit
(3)	3.1

Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

	3.2	Amended and Restated Bylaws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification.
	31.2	Rule 13a-14(a)/15d-14(a) Certification.
(32)	32.1	Section 1350 Certifications.*
(101)	101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income (Loss); (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Operations; and (v) related notes.

* Furnished not filed.

** Filed herewith. Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.