Form 10-K
period 2012-09-30
HAYNES INTERNATIONAL INC
filed 2012-11-15
CIK 858655

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $607,233,688 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         12,292,790 shares of Haynes International, Inc. common stock were outstanding as of November 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 25, 2013 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2013 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, without limitation those risk factors set forth in Item 1A of this Annual Report on Form 10-K including actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company's control.

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

Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 59% of net product revenues in fiscal 2012. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated. In fiscal 2012, approximately 77% of the Company's net revenues was generated by its direct sales organization, and the remaining 23% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

        The address of the Company's website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company's website date back to November 18, 2010. For all filings made prior to that date, the Company's website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company's website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K. For a statement of the Company's profits and losses and total assets, please see the financial statements of the Company included in Item 8 of this Annual Report on Form 10-K.

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

  •
  Increase revenues by providing value-added processing services.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company's service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value-added services such as laser and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers often enable the Company to obtain a selling price advantage. As discussed below, the Company is planning to spend approximately $17.4 million over the course of fiscal 2013 and 2014 to enhance and restructure its service center operations.

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

  •
  Capitalize on strategic equipment investment.  The Company expects to continue to improve operations through ongoing capital investment in manufacturing facilities and equipment. Ongoing investment in equipment has significantly improved the Company's operations by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality and working capital management. Management believes that the Company's capital investments will enable it to continue to satisfy long-term customer demand for value-added products that meet increasingly precise specifications. For additional discussion of capital spending, see "Summary of Capital Spending" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Annual Report on Form 10-K.

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

Company History

        The Company began operations in 1912 as the Haynes Stellite Works, which was purchased by Union Carbide and Carbon Corporation in 1920. In 1972, the operations were sold to Cabot Corporation. In 1987, Haynes was incorporated as a stand-alone corporation in Delaware, and in 1989 Haynes was sold by Cabot Corporation to Morgan Lewis Githens & Ahn Inc., a private investment firm. The Blackstone Group, a private investment firm, purchased Haynes from Morgan Lewis Githens & Ahn Inc. in 1997. Haynes encountered liquidity difficulties throughout fiscal 2003 and the first half of fiscal 2004. Due to concurrent down cycles in its largest markets, and rising raw material and energy costs, the Company could not generate sufficient cash to both satisfy its debt service obligations and fund operations. On March 29, 2004, Haynes and its U.S. subsidiaries and affiliates as of that date filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. On August 31, 2004, Haynes emerged from bankruptcy pursuant to a court-approved plan of reorganization.

        In November 2005, Haynes acquired certain assets of the Branford Wire Company, including a facility that manufactured both stainless steel wire and high-performance alloy wire. The Company primarily produces high-performance alloy wire, and it continues to produce stainless steel wire on a limited basis at the Haynes Wire Company, in Mountain Home, North Carolina.

        On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock. Simultaneously the Company listed its common stock on the NASDAQ Global Market.

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2010, 2011 and 2012, HTA products accounted for approximately 75%, 76% and 73% of the Company's net revenues, respectively; and sales of the Company's CRA products accounted for approximately 25%, 24% and 27% of the Company's net revenues, respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

        High-temperature Resistant Alloys.    HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace market, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generation, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power generators. The following table sets forth information with respect to the Company's significant high-temperature resistant alloys, applications and features (new HTA development is discussed below under "Patents and Trademarks"):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR-160® alloy (1990)(2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242® alloy (1990)(2)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES HR-120® alloy (1990)(2)	LBGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES 230® alloy (1984)(2)	Aero/LBGT-ducting, combustors	Excellent combination of strength, stability, oxidation resistance and fabricability
HAYNES 214® alloy (1981)(2)	Aero-honeycomb seals	Excellent combination of oxidation resistance and fabricating among nickel-based alloys
HAYNES 188 alloy (1968)(2)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-based alloy
HAYNES 625 alloy (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 617 alloy (1999)	Aero/LBGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 263 alloy (1960)	Aero/LBGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 alloy (1955)	Aero-ducting, vanes, nozzles	Weldable high strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/LBGT-burner cans, transition ducts	Good high temperature strength at relatively low cost
Ti 3A1-2.5 alloy (1950)	Aero-aircraft hydraulic and fuel systems components	Light weight, high strength titanium-based alloy
HAYNES 25 alloy (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation, resistance to 1800°F
HAYNES 282® alloy (2004)(3)	Aero /LBGT components	Excellent high temperature strength, weldability, fabricability

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY C-2000® alloy (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY B-3® alloy (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY D-205® alloy (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot sulfuric acid
ULTIMET® alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY C-22® alloy (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY G-30® alloy (1985)(2)	CPI-tanks, mixers, piping	Lower cost alloy with good corrosion resistance in phosphoric acid
HASTELLOY G-35® alloy (2004)(2)	CPI-tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY C-276 alloy (1968)	CPI/FGD/oil and gas tanks, mixers, piping	Broad resistance to many environments
HASTELLOY C-22HS® alloy (2003)(3)	Oil & Gas/Marine tubular, shafts, fasteners	Combines very high strength with excellent corrosion resistance and toughness

(1)
"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulphurization industry.

(2)
Represents a patented product or a product which the Company believes has limited or no significant competition.

(3)
Patent filing date.

Patents and Trademarks

        The Company currently maintains a total of approximately 16 U.S. patents and applications and approximately 184 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded seven new proprietary alloys, four of which are currently commercially available and three of which are being scaled-up to be brought to market. The alloys being commercialized saw significant further advancement in the process during fiscal 2012. HAYNES 282 alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a U.S. patent issued in 2011. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The alloy has also been specified into a major aerospace engine component. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.

        For the chemical processing industry, HASTELLOY G-35 alloy has found extensive applications, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY C-22HS alloy also continued in fiscal 2012. The Company has been providing customers with samples of this alloy and making technical presentations since 2004. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. Two major orders were received and shipped for HASTELLOY C-22HS alloy for oil and gas applications. One of those orders was shipped in fiscal 2011, and the second shipped in fiscal 2012. The Company believes that the alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. In addition to HAYNES 282 alloy, HASTELLOY G-35 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for HASTELLOY HYBRID-BC1® alloy. HASTELLOY HYBRID-BC1 alloy, a CRA product with potential applications in the chemical processing industry, has demonstrated resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to scale-up new alloys not yet ready to begin the commercialization process. Two new high-temperature alloys, HAYNES NS-163 alloy (U.S. patent granted in 2011) and HAYNES HR-224® alloy (U.S. patent application filed in 2008), are in the scale-up phase. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2012, with test marketing initiated in early 2009. HAYNES HR-224 alloy is an HTA product with superior resistance to oxidation. Scale up of this alloy is continuing and test marketing was initiated in fiscal 2010. A U.S. patent application was filed in fiscal 2012 for HAYNES 244 alloy. This alloy has potential in aerospace and land-based gas turbines. It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion. Scale-up of this alloy began in fiscal 2011 and is ongoing.

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

End Markets

        The Company estimates that the global specialty alloy market, including stainless steels, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys, represents total production volume of approximately 37.0 billion pounds per annum. Of this total market, the Company competes in the high-performance nickel- and cobalt-based alloy sector, which is estimated to represent approximately 600 million pounds of current production per annum, of which approximately 200 million pounds is flat product. The high-performance alloy market demands diverse, specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, the Company believes the high-performance alloy sector provides greater growth potential, higher profit margins and greater opportunities for service, product and price differentiation than stainless steels and general purpose nickel alloys. While stainless steel and general purpose nickel alloy is generally sold in bulk through third-party distributors, the Company's products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

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

        Other Markets.    Other markets to which the Company sells its HTA products and CRA products include flue-gas desulphurization (or FGD), oil and gas, waste incineration, industrial heat treating, automotive, instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. This market is expected to soften if the trend to switch from coal to natural gas for power plants continues. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products.

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 16 total locations in the U.S., Europe and Asia, 13 of which are service and/or sales centers. All of the Company's service and/or sales centers are operated either directly by the Company or through its wholly-owned subsidiaries. Approximately 77% of the Company's net revenues in fiscal 2012 were generated by the Company's direct sales organization. The remaining 23% of the Company's fiscal 2012 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

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

        The Company continues to focus on growing its business in foreign markets. In recent years, the Company opened a service and sales center in China and sales centers in Singapore, India, Italy and Japan. Sales to China in fiscal 2012 were approximately $48.2 million, compared to $40.9 million in fiscal 2011.

        While the Company is making concentrated efforts to expand foreign sales, the majority of its revenue continues to be provided by sales to U.S. customers. The Company's domestic expansion effort includes, but is not limited to, the continued expansion of ancillary product forms, the continued development of new high-performance alloys, the addition of equipment in U.S. service and sales centers to improve the Company's ability to provide a product closer to the form required by the customer and the continued effort through the technical expertise of the Company to find solutions to customer challenges.

        The following table sets forth the approximate percentage of the Company's fiscal 2012 net revenues generated through each of the Company's distribution channels.

	From Domestic Locations	From Foreign Locations	Total
Company mill direct/service and sales centers	58%	19%	77%
Independent distributors/sales agents	22%	1%	23%

Total	80%	20%	100%

        The Company's top twenty customers accounted for approximately 32%, 38% and 36% of the Company's net revenues in fiscal 2010, 2011 and 2012, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2010, 2011 or 2012.

        Net revenues and net income in fiscal 2010, 2011 and 2012 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 61%, 64% and 60% of the Company's net revenues in fiscal 2010, 2011 and 2012, respectively. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues and net income will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $149.9 million, $198.0 million, and $233.0 million for fiscal 2010, 2011 and 2012, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        At the Kokomo, Indiana facility, the manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each high-performance alloy. The Company's primary melt facility utilizes two different melting processes. The argon oxygen decarburization process utilizes gas controls to remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the high-performance alloys. The other primary melt method utilizes vacuum induction melting which involves the melting of raw materials through electromagnetic induction while under vacuum conditions to produce the desired tightly-controlled chemistry. The control systems allow for statistical process control monitoring in real-time to improve product quality. For most high-performance alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing and pickling operations before being cut to final size.

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

        The Company also operates a three-high hot rolling mill and a two-high hot rolling mill, each of which is capable of custom processing much smaller quantities of material than the four-high Steckel rolling mill. These mills provide the Company with significant flexibility in running smaller batches of varied products in response to customer requirements. The Company believes the flexibility provided by the three-high and two-high mills provides the Company with an advantage over its major competitors in obtaining smaller specialty orders.

        The Arcadia, Louisiana facility uses feedstock produced at the Kokomo facility to fabricate welded and seamless alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. The manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces and pickling facilities.

        The Mountain Home, North Carolina facility primarily manufactures finished high-performance alloy wire. Finished wire products are also warehoused at this facility.

Backlog

        The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the Company's backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the Company's business conducted at its service and sales centers on a spot or "just-in-time" basis. For additional discussion of backlog, see Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Annual Report on Form 10-K.

Consolidated Backlog at Fiscal Quarter End

	2008	2009	2010	2011	2012
		(in millions)
1st quarter	$247.8	$199.7	$110.4	$167.0	$261.8
2nd quarter	254.5	153.0	124.6	241.7	264.2
3rd quarter	252.6	113.4	130.9	288.6	241.2
4th quarter	229.2	106.7	148.0	273.4	222.9

Raw Materials

        In fiscal 2012, nickel, a major component of many of the Company's products, accounted for approximately 56% of raw material costs, or approximately 30% of total cost of sales. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2010, 2011 and 2012, as reported by the London Metals Exchange, was $10.26, $9.25 and $7.81, respectively. Prices for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium, were also lower in fiscal 2012 than in fiscal 2011.

        Since most of the Company's products are produced pursuant to specific orders, the Company purchases raw materials against known production schedules. The materials are purchased from several different suppliers through various arrangements including annual contracts and spot purchases, and involve a variety of pricing mechanisms. Because the Company maintains a policy of pricing its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel fluctuates rapidly, there may be a favorable or unfavorable effect on the Company's gross profit margins. The Company periodically purchases material forward with certain suppliers.

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2012, the technology, engineering and technological testing staff consisted of 24 persons, 8 of whom have engineering or science degrees, including 5 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $2.8 million, $3.3 million and $3.3 million for research and technical support activities for fiscal 2010, 2011 and 2012, respectively.

        During fiscal 2012, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing), and power generation.

Competition

        The high-performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company's primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Cast Parts, Allegheny Technologies, Inc. and Krupp VDM GmbH, a subsidiary of Outokumpu-Thyssen Krupp. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company's domestic business has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar continues to strengthen, the Company may face increased competition in the U.S. from foreign competitors.

        Starting in the fourth quarter of fiscal 2007 and continuing through fiscal 2011 and, to a lesser degree, in fiscal 2012, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in the stainless market. Historically, the Company experienced similar price competition in the 1990's and in the early 2000's, when demand in the stainless market weakened. Increased competition has required the Company to continually price its products competitively, which has contributed to the reduction in the Company's gross profit margin and net income. Although the economic environment has modestly improved, there continues to be significant uncertainty as to when the stainless market will return to the pre-recession levels. When stainless demand begins to improve, price competition in the high-performance alloy industry should begin to ease. The Company continues to respond to the competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and striving to improve delivery-times and reliability.

Employees

        As of September 30, 2012, the Company employed approximately 1,086 full-time employees worldwide. All eligible hourly employees at the Kokomo plant and the Lebanon, Indiana service and sales center (approximately 522 in the aggregate) are covered by a collective bargaining agreement. On July 1, 2010, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2013. Management believes that current relations with the union are satisfactory. In September 2010, a majority of the hourly employees at the Company's Arcadia, Louisiana operations elected to be represented by the United Steelworkers of America. No collective bargaining agreement is in place at this time and negotiations are ongoing. As of September 30, 2012, the number of hourly employees at the Company's Arcadia facility is 107. None of the employees at the Company's other domestic operations are represented by a labor union.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as a reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance were approximately $2.9 million for fiscal 2012 and are currently expected to be approximately $3.0 million for fiscal 2013. Although there can be no assurance, based upon current information available to the Company, the Company does not currently expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, including the handling and storage of hazardous wastes, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $0.7 million were made for pollution control improvements during fiscal 2012, with additional expenditures of approximately $2.0 million for similar improvements planned for fiscal 2013.

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

        The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional corrective action by the Company could be required.

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

        The Company may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. The Company's operations generate hazardous substances, and, while a large percentage of these substances are reclaimed or recycled, the Company also accumulates hazardous substances at each of its facilities for subsequent transportation and disposal off-site by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties. The Company is currently named as a potentially responsible party at one site. The Company may have generated hazardous substances disposed of at other sites potentially subject to CERCLA or equivalent state law remedial action. Thus, there can be no assurance that the Company will not be named as a potentially responsible party at other sites in the future or that the costs associated with those sites would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

        On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency. The information requested relates to the Company's compliance with laws relating to air quality, and the Company is in the process of responding to the request.

Executive Officers of the Company

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2012. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark M. Comerford	50	President and Chief Executive Officer; Director
Marcel Martin	62	Vice President—Finance, Treasurer and Chief Financial Officer
Venkat R. Ishwar	60	Vice President—Marketing & Technology
Marlin C. Losch	52	Vice President—Sales & Distribution
Daniel W. Maudlin	46	Controller and Chief Accounting Officer
Jean C. Neel	53	Vice President—Corporate Affairs
Scott R. Pinkham	45	Vice President—Manufacturing—Kokomo
Gregory M. Spalding	56	Vice President—Tube & Wire Products
Janice C. Wilken	40	Vice President—General Counsel & Corporate Secretary
Jeffrey L. Young	55	Vice President & Chief Information Officer

        Mr. Comerford was elected President and Chief Executive Officer and a director of the Company in October 2008. Before joining the Company, Mr. Comerford was President of Brush International, Inc. and Brush Engineered Materials Alloys Division, each affiliated with Materion Corporation, formerly known as Brush Engineered Material, Inc., a company that manufactures high performance materials, from 2004 to 2008.

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

        Mr. Maudlin has served as Controller and Chief Accounting Officer of the Company since September 2004. Effective December 1, 2012, Mr. Maudlin will serve as the Vice President—Finance and Chief Financial Officer of the Company upon Mr. Martin's retirement.

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

        Ms. Wilken has served as Vice President—General Counsel and Corporate Secretary since August 2011. Prior to joining the Company, Ms. Wilken was a partner at Ice Miller LLP from 2005 to 2011.

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

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2012, represented approximately 53.0% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our gross margin and net income.

We are subject to risks associated with global economic and political uncertainties.

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

We operate in cyclical markets.

        A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 39.7% of our total sales in fiscal 2012. Our land-based gas turbine and chemical processing sales constituted 20.5% and 23.2%, respectively, of our total sales in fiscal 2012.

        The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand for our products sold into the aerospace market could have a material adverse effect on our business.

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

Reductions in government expenditures or changes in spending priorities could adversely affect our military aerospace business.

        The budget for the U.S. Department of Defense may be reduced from current levels over the next decade. In addition to debt reduction efforts already authorized, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, the military aerospace industry. On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the "Super Committee" which was established as part of the Budget Control Act of 2011 (the "Budget Act")) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As of November 15, 2012, Congress has not yet identified the required spending reductions and, as a result, it is possible that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs, which would make up the shortfall necessary to achieve the $1.2 trillion target. Under the Budget Act, 50% of any shortfall from the $1.2 trillion target would automatically be applied as a reduction to discretionary appropriations for national defense programs. Ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. While we are unable to predict the outcome of the Budget Act deliberations, actions of the Super Committee or the impact of any resulting reductions in defense appropriations, reductions in U.S. defense spending or changes in spending priorities, particularly with respect to the military aerospace industry, could negatively affect our revenues, financial condition and results of operations.

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

        We are party to a Conversion Services Agreement and an Access and Security Agreement with Titanium Metals Corporation (TIMET) that provide for the performance of certain titanium conversion services through November 2026. Events of default under the Conversion Services Agreement include (a) a change in control in which the successor does not assume the agreement, (b) a violation by the Company of certain non-compete obligations relating to the manufacture and conversion of titanium and (c) failure to meet agreed-upon delivery and quality requirements. If an event of default under the Conversion Services Agreement occurs, TIMET could require us to repay the unearned portion of the $50.0 million fee paid to us by TIMET when the agreement was signed, plus liquidated damages of $25.0 million. Our obligations to pay these amounts to TIMET are secured by a security interest in our four-high Steckel rolling mill, through which we process a substantial amount of our products. In addition, the Access and Security Agreement with TIMET includes, among other terms, an access right that would allow TIMET to use certain of our operating assets, including the four-high mill, to perform titanium conversion services in the event of our bankruptcy or the acceleration of our indebtedness. Exercise by TIMET of its rights under its security interest following a default and non-payment of the amounts provided in the Conversion Services Agreement or exercise of the access rights under the Access and Security Agreement could cause significant disruption in our Kokomo operations which would have a material adverse effect on our financial condition and results of operations.

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

        To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2012, nickel, a major component of many of our products, accounted for approximately 56% of our raw material costs, or approximately 30% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations would be materially adversely affected.

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

We are subject to risks relating to our cybersecurity measures.

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

We are subject to increasing levels of federal regulation.

        In recent years, the United States Congress has adopted several significant pieces of legislation that affect our operations. We may be subject to significant fines and penalties if we fail to comply with these laws or their implementing regulations, and the increasingly stringent regulations could require us to make additional unforeseen expenditures. Any such fines, penalties or expenditures could have a material adverse effect on our financial condition and results of operations.

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

        Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians, and sales and marketing staff. If we are unable to recruit, hire and retain skilled employees, our new product and alloy development and commercialization could be delayed and our marketing and sales efforts could be hindered, which would adversely impact our competitiveness and financial results.

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

        Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 58% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. In September 2010, a majority of the hourly employees at our Arcadia, Louisiana operations elected to be represented by a union. Negotiations regarding a collective bargaining agreement are ongoing. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

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

        Management relies on IT infrastructure, including hardware, network, software, people and process, to provide useful information to support assessments and conclusions about operating performance. We are in the process of implementing an IT system change. If we do not successfully or timely, implement the new system or it does not operate as envisioned, our business could be harmed. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations.

Any significant delay or problems in the expansion of our operations could materially adversely affect our business, financial condition and results of operations.

        We are in the process of undertaking significant capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including the ability of management to ensure the necessary resources are in place to properly execute these projects on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule and our ability to implement these project with minimal impacts to our existing operations. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our results of operations and financial position may be materially adversely affected.

A global recession or disruption in global financial markets could adversely affect us.

        A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a decline in demand for our products due to global economic conditions. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

  •
  declines in revenues and profitability from reduced or delayed orders by our customers;

  •
  supply problems associated with any financial constraints faced by our suppliers;

  •
  restrictions on our access to credit sources;

  •
  reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

  •
  increases in corporate tax rates to finance government spending programs.

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

        Although our Board of Directors currently intends to continue the payment of regular quarterly cash dividends on shares of our common stock, the timing and amount of future dividends will depend on the Board's assessment of our operations, financial condition, projected liabilities, our compliance with contractual restrictions in our credit agreement, restrictions imposed by applicable law and other factors. We cannot guarantee that we will continue to declare dividends at the same or similar rates.

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

        The Mountain Home plant is located on approximately 29 acres of land, and includes approximately 100,000 square feet of building space. The Mountain Home facility is primarily used to manufacture finished high-performance alloy wire. Finished wire products are also warehoused at this facility.

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wells Fargo Capital Finance, LLC. For more information see Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        Service and Sales Centers.    The service and sales centers, which stock and sell all product forms, contain equipment capable of precision laser and water jet processing services to cut and shape products to customers' precise specifications. The Company owns service and sales centers in the following locations:

  •
  Openshaw, England

  •
  Lenzburg, Switzerland

        The Openshaw plant, located near Manchester, England, consists of approximately 7 acres of land and over 200,000 square feet of buildings on a single site.

        In addition, the Company leases service and sales centers, which stock and sell all product forms, in the following locations:

  •
  La Mirada, California

  •
  Houston, Texas

  •
  Lebanon, Indiana

  •
  Shanghai, China

  •
  Windsor, Connecticut

        Sales Centers.    As a part of our ongoing efforts to improve our operations, during fiscal 2011 the Company consolidated inventory within Europe by converting the France service center into a sales center. The Company leases sales centers, which sell all product forms, in the following locations:

  •
  Paris, France

  •
  Zurich, Switzerland

  •
  Singapore

  •
  Milan, Italy

  •
  Chennai, India

  •
  Tokyo, Japan

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company is modifying its facilities to meet its current and future business needs. The Company plans to spend approximately $17 million over the course of fiscal 2013 and 2014 to restructure, consolidate and enhance capabilities at its service center operations.

Item 3.    Legal Proceedings

        The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes federal and state EEOC administrative actions, litigation of commercial matters and litigation and administrative actions relating to environmental matters. For more information, see "Item 1. Business—Environmental Matters." Litigation and administrative actions may result in substantial costs and may divert management's attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not expect expenditures for pending legal proceedings to have a material effect on the Company's financial position, results of operations or liquidity.

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

Item 4.    Mine Safety Disclosures

        Not Applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ.

Fiscal year ended September 30, 2012:	High	Low	Dividend
September 30, 2012	$57.50	$45.77	$0.22
June 30, 2012	$64.61	$46.00	$0.22
March 31, 2012	$65.47	$56.16	$0.22
December 31, 2011	$63.67	$39.90	$0.22
Fiscal year ended September 30, 2011:
September 30, 2011	$67.00	$42.13	$0.20
June 30, 2011	$61.93	$48.75	$0.20
March 31, 2011	$57.82	$40.85	$0.20
December 31, 2010	$42.84	$34.27	$0.20

        The range of the Company's common stock price on NASDAQ from October 1, 2011 to September 30, 2012 was $39.90 to $65.47. The closing price of the common stock was $52.15 on September 28, 2012.

        As of November 1, 2012, there were approximately 43 holders of record of the Company's common stock.

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

Equity Compensation Plan Information

        The following table provides information as of September 30, 2012 regarding shares of the Company's common stock issuable pursuant to its stock option and restricted stock plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	318,776	$44.05	508,911	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Includes (i) options to purchase 240,911 shares of common stock and (ii) 268,000 shares of restricted stock.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2007 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc. and Carpenter Technology Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group

	2007	2008	2009	2010	2011	2012
Haynes International, Inc.	100.00	54.86	37.28	40.91	51.72	63.08
Russell 2000	100.00	87.50	77.81	88.21	85.09	112.22
S&P MidCap 400	100.00	85.11	80.87	95.25	94.03	120.84
Peer Group	100.00	47.33	42.97	65.93	57.07	54.97

Item 6.    Selected Financial Data

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2008	2009	2010	2011	2012
Statement of Operations Data:
Net revenues	$637,006	$438,633	$381,543	$542,896	$579,561
Cost of sales	492,349	416,150	327,712	449,116	458,721
Selling, general and administrative expense	42,277	36,207	35,470	41,215	40,661
Research and technical expense	3,441	3,120	2,828	3,259	3,285
Impairment of goodwill(1)	—	43,737	—	—	—
Operating income (loss)	98,939	(60,581)	15,533	49,306	76,894
Interest expense (income), net	1,025	509	(59)	(92)	(101)
Provision for (benefit from) income taxes	35,136	(8,768)	6,717	18,270	26,813

Net income (loss)	$62,778	$(52,322)	$8,875	$31,128	$50,182
Net income (loss) per share:
Basic	$5.27	$(4.36)	$0.74	$2.55	$4.09
Diluted	$5.22	$(4.36)	$0.73	$2.54	$4.07
Dividends declared per common share	$0.00	$0.00	$0.80	$0.80	$0.88
Weighted average shares outstanding:
Basic	11,903,289	12,004,498	12,049,779	12,067,555	12,147,179
Diluted	12,026,440	12,004,498	12,159,529	12,149,866	12,216,031

	September 30,
	2008	2009	2010	2011	2012
Balance Sheet Data:
Working capital	$330,357	$307,091	$300,199	$318,761	$350,032
Property, plant and equipment, net	107,302	105,820	107,043	110,678	124,652
Total assets	617,567	544,150	551,543	596,569	626,926
Total debt	14,909	1,592	1,433	1,348	980
Long-term portion of debt	1,582	1,482	1,324	1,348	980
Accrued pension and postretirement benefits(2)	115,359	181,077	193,560	215,432	236,552
Stockholders' equity	379,543	278,799	265,849	272,853	301,098
Cash dividends paid	—	—	9,707	9,758	10,803

	2008	2009	2010	2011	2012
Consolidated Backlog at Fiscal Quarter End(3):
1st quarter	$247.8	$199.7	$110.4	$167.0	$261.8
2nd quarter	254.5	153.0	124.6	241.7	264.2
3rd quarter	252.6	113.4	130.9	288.6	241.2
4th quarter	229.2	106.7	148.0	273.4	222.9

	Year Ended September 30,
	2008	2009	2010	2011	2012
Average nickel price per pound(4)	$8.07	$7.93	$10.26	$9.25	$7.81

(1)
A non-cash goodwill impairment charge of $43.7 million was recorded during the second quarter of fiscal 2009.

(2)
Significant increases in the pension and postretirement benefits liability occurred in fiscal years 2009, 2010, 2011 and 2012 primarily due to reductions in the discount rate used to value the future liability. This has been reflected actuarially as an increase in the Pension and Postretirement Benefits Liability and an increase in the accumulated

  Other Comprehensive Loss account. The amount of this actuarial loss for the years ended September 30, 2009, 2010, 2011 and 2012 was $69,094, $27,148, $22,495 and $50,121, respectively, which has created a cumulative four year actuarial loss of $168,858. On a prospective basis, if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss. Prior to fiscal 2009, many actions were taken to reduce this liability such as: i) effective second quarter of fiscal 2007, capping the Company's contributions to the retiree health care costs at $5,000 annually (resulting in a $46,300 liability reduction), ii) effective first quarter of fiscal 2008, freezing the pension benefit accruals for all non-union employees in the U.S. (resulted in a $8,191 liability reduction), and iii) closing the pension plans to new entrants for both non-union employees (effective 12/31/2005) and union employees (effective 6/30/2007).

(3)
The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the business conducted at service and sales centers on a spot or "just-in-time" basis.

(4)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Quarterly Market Information

        Set forth below is selected data relating to the Company's backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, as well as a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Quarter Ended				Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Backlog
Dollars (in thousands)	$166,990	$241,661	$288,597	$273,375	$261,811	$264,245	$241,151	$222,870
Pounds (in thousands)	6,911	9,648	10,356	9,037	8,547	8,853	7,951	6,866
Average selling price per pound	$24.16	$25.05	$27.87	$30.25	$30.63	$29.85	$30.33	$32.46
Average nickel price per pound
London Metals Exchange(1)	$10.94	$12.16	$10.14	$9.25	$8.23	$8.49	$7.50	$7.81

(1)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended				Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net revenues (in thousands)
Aerospace	$44,537	$48,953	$53,594	$56,477	$52,726	$61,901	$55,908	$59,378
Chemical processing	20,591	37,238	46,065	46,079	29,688	37,833	32,565	34,553
Land-based gas turbines	21,541	27,724	21,067	27,892	30,104	32,167	27,971	28,940
Other markets	15,217	21,985	19,248	20,217	12,721	23,082	21,280	24,477

Total product revenue	101,886	135,900	139,974	150,665	125,239	154,983	137,724	147,348
Other revenue	4,465	3,214	3,148	3,644	3,612	3,899	3,850	2,906

Net revenues	$106,351	$139,114	$143,122	$154,309	$128,851	$158,882	$141,574	$150,254

Shipments by markets (in thousands of pounds)
Aerospace	1,688	2,008	2,152	2,272	1,970	2,421	2,175	2,368
Chemical processing	914	1,846	2,185	2,020	1,121	1,500	1,304	1,358
Land-based gas turbines	1,199	1,664	1,093	1,590	1,585	1,771	1,559	1,605
Other markets	610	855	738	796	456	782	673	739

Total shipments	4,411	6,373	6,168	6,678	5,132	6,474	5,711	6,070

Average selling price per pound
Aerospace	$26.38	$24.38	$24.90	$24.86	$26.76	$25.57	$25.70	$25.08
Chemical processing	22.53	20.17	21.08	22.81	26.48	25.22	24.97	25.44
Land-based gas turbines	17.97	16.66	19.27	17.54	18.99	18.16	17.94	18.03
Other markets	24.95	25.71	26.08	25.40	27.90	29.52	31.62	33.12
Total average selling price (product only; excluding other revenue)	23.10	21.32	22.69	22.56	24.40	23.94	24.12	24.27
Total average selling price (including other revenue)	24.11	21.83	23.20	23.11	25.11	24.54	24.79	24.75

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Please refer to page 1 of this Annual Report on Form 10-K for a cautionary statement regarding forward-looking information.

Overview of Business

        The Company is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. The Company believes it is one of four principal producers of high-performance alloys in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars and in bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in high-performance wire products. The Company distributes its products primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated.

Summary of Capital Spending

        In fiscal 2012, the Company began to increase the amount of capital spending from historical levels in order to increase capacity commensurate with the anticipated expansion of the markets the Company services over the intermediate and long-term and also to improve customer service in the form of accelerated delivery times and expanded value-added products and services.

        In fiscal 2010, the Company began evaluating new strategic capital spending initiatives. The initial project involved our evaluation of the Company's global service center and distribution function. The evaluation included an analysis of the equipment required, the number and geographic locations of these service centers, the services provided there and cost structure, with the objective of enhancing the distribution organization. As a result of the process, the Company decided to purchase a new coil processing line with stretch leveling and cut-to-length capability for incorporation into a new processing center. The new processing center will consolidate into one location the sheet processing functions which are currently performed at multiple locations and include the consolidation of respective inventories. The upgrades and enhancements to the global service center processing capabilities are expected to result in increased revenue, enhancement of working capital management and a reduced cost structure, which is expected to improve return on assets at the service centers. In addition, production lead time for sheet product is expected to improve. Spending on the service and distribution center projects is estimated at approximately $10 million in fiscal 2013 with another $7 million in fiscal 2014 to complete the process. This spending will be divided between the U.S. and Europe with approximately $14 million being spent in the U.S. for a new processing center, including the new processing line and other ancillary equipment, and approximately $3 million of spending in Europe for facility expansion and upgrades. The enhancement of the Company's distribution process started in fiscal 2011 with the closure of one of the inventory processing locations in Europe and the transfer of equipment to other European processing centers. These actions reduced inventory and increased equipment utilization and the efficiency of the other European processing centers, which contributed to a reduction in operating costs.

        During fiscal 2011, the Company also announced spending approximately $9 million in fiscal 2012 through fiscal 2014 to upgrade the Company's information systems so that all the Company's locations will be on a global centralized information technology system. The project is expected to eliminate a significant number of separate entity systems currently in use. Some subsystems will be retained and interfaced, including certain manufacturing systems and payroll. This project will include financial consolidation tools that are expected to enable the Company to accelerate the closing process and significantly enhance the Company's financial analysis capabilities. The systems upgrade for the foreign and domestic service centers and foreign sales offices is expected to be completed during the second quarter of fiscal 2013. The manufacturing operating system is expected to be completed by January 1, 2014. In addition to enhanced analysis capability, the Company expects this system to lead to improvements in capacity planning, cost analysis and reduction, inventory management and customer service.

        In the third quarter of fiscal 2012, the Company announced additional plans to invest approximately $61 million at two of its U.S. manufacturing facilities. This includes plans to invest approximately $37 million to expand by an estimated 60% the specialty titanium and high-performance nickel alloy tubular production capacity of its Arcadia, Louisiana facility. In addition, the Company plans to invest approximately $24 million to expand by an estimated 20% its capacity to produce specialty high-performance alloy flat products at the Company's Kokomo, Indiana facility. Both of these projects have commenced, and it is expected that both projects will be completed within the next two years, with benefits from the tubular project expected to emerge in twelve to fifteen months and benefits from the Kokomo project expected to emerge in nine to twelve months. These capital investments in Arcadia and Kokomo are expected to improve the Company's ability to service its customers' increasing demand for specialty products and also continue to improve product quality, improve operating efficiencies and enhance working capital management for all of the Company's products produced at these locations.

        Capital spending in fiscal 2012 was $25.9 million which included $15.2 million for ongoing projects which included upgrades to the Company's four-high Steckel rolling mill, electro slag remelt operations, sheet finishing operations and research and development equipment. In addition, project spending for the information technology system upgrade, Arcadia tubular and Kokomo flat product projects in fiscal 2012 was $3.6 million, $3.6 million and $3.5 million, respectively.

        The forecasts for capital spending in fiscal 2013 and fiscal 2014 are approximately $70 million and $39 million respectively. The $70 million of capital spending planned for fiscal 2013 includes $19 million for the tubular project, $19 million for the Kokomo flat product project, $10 million for the processing and service center upgrades, $4 million for the information systems upgrade project and the remaining $18 million for additional enhancements and upgrades of the current facilities and equipment. The $39 million of capital spending anticipated for fiscal 2014 is expected to include $14 million to complete the Arcadia tubular project, $2 million to complete the Kokomo flat product project, approximately $7 million to complete the processing center and service center upgrade, $2 million to complete the information system upgrade and the remaining $14 million for the continuing upgrade of the current equipment and facility.

        The actual and planned capital investments of approximately $135 million over the three year-period of fiscal 2012 through 2014 are expected to allow the Company to increase capacity, enhance product quality, reduce costs and improve working capital management. These significant investments are necessitated by expected intermediate and long-term increasing customer demand for volume and quality improvements.

Dividends Declared

        On November 15, 2012, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company's common stock. The dividend is payable December 17, 2012 to stockholders of record at the close of business on December 3, 2012. The aggregate cash payout based on current shares outstanding will be approximately $2.7 million, or approximately $10.8 million on an annualized basis.

Gross Profit Margin Trend Performance

        The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2011 and fiscal 2012.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2011
	Quarter Ended
(dollars in thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net Revenues	$106,351	$139,114	$143,122	$154,309
Gross Profit Margin	$17,869	$20,593	$25,321	$29,997
Gross Profit Margin %	16.8%	14.8%	17.7%	19.4%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2012
	Quarter Ended
(dollars in thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net Revenues	$128,851	$158,882	$141,574	$150,254
Gross Profit Margin	$23,491	$34,535	$32,389	$30,425
Gross Profit Margin %	18.2%	21.7%	22.9%	20.2%

        The gross profit margin and gross profit margin percentage have both improved for each quarter of fiscal 2012 compared to the comparable period of fiscal 2011 due primarily to a combination of higher average selling prices, improved product mix and improved cost structure. Examples of this improvement include the aerospace market because of the increase in the commercial aircraft build rate and improvement in the land-based gas turbine market which is supported by steady build rates and an increasing amount of maintenance and repair work. The improved pricing also reflects, for all markets, the Company's continued emphasis on service centers, offering value-added services, focusing on delivery lead-times and improving reliability. The Company's reduced cost structure which has resulted from the capital spending over the last five years, also contributed directly to the improved gross margin and gross margin percentage.

        When comparing the trend of gross profit margin and gross profit margin percentage from the third quarter to the fourth quarter of fiscal 2012, the gross profit margin decreased by $2.0 million and the gross profit margin percentage decreased by 2.7%. The decrease in profitability quarter-to-quarter is due to the increasing price competition in the marketplace, especially in the mill-direct project business and, to a lesser degree, in transactional business due to the increasing caution of customers in filling their supply requirements.

Backlog

        Backlog was $222.9 million at September 30, 2012, a decrease of approximately $18.3 million, or 7.6%, from $241.2 million at June 30, 2012. The backlog dollars declined during the fourth quarter of fiscal 2012 due to a 1.1 million, or 13.6%, decline in backlog pounds partially offset by a 7.0% increase in backlog average selling price for the quarter.

        On a year-to-date basis, the backlog has declined by $50.5 million or 18.5% primarily due to a 2.2 million pound reduction in backlog pounds. The reduction in the backlog during the fiscal year resulted from reduced order entry activity, as compared to sales, in the first, third and fourth quarters. While the level of transactional business in all markets has remained relatively consistent through the year, the Company has not received a comparable number of intermediate and large size, project-based orders in fiscal 2012, as compared to fiscal 2011.

        Management believes that the reduced level of project-based orders has resulted from customers exercising caution in making purchases for project business due to the current uncertain economic conditions associated with slow economic growth in the U.S. and China and the effect of the recession in Europe. Order entry activity in the aerospace and land-based gas turbine markets has been reasonably steady, while order entry in the chemical processing and other markets category has been unfavorably affected by the decline in project-related orders. The combined backlog for the aerospace and land-based gas turbine markets is lower than the at the beginning of the fiscal year due to the strength of the sales activity in those markets as illustrated by the yearly and quarterly shipment information presented in the Selected Financial Data and Quarterly Market Information located elsewhere in this Annual Report on Form 10-K. The Company's pounds shipped to these two markets in fiscal 2012 represent a record level of shipments.

        A significant portion of the decline in the consolidated backlog, for the quarter and fiscal year, is attributable to the other market category. Almost 40% of the $50.5 million reduction in consolidated backlog during this fiscal year resulted from reduction in the Company's other market category and was attributable to a single oil and gas project order included in the beginning backlog of the "other" market category that shipped during the year. Although there are additional energy project orders pending, they are not yet booked and it is uncertain as to when those orders may be booked. While lower than at the beginning of fiscal 2012, the current backlog continues to include a significant amount of higher value alloys and forms in all markets, with the backlog having sustained an average selling price of almost $31.00 per pound over the fiscal year. Although some customers have postponed project business, the volume of transactional business on average was equal quarter-to-quarter over fiscal 2012.

Outlook

  Working Capital

        Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, increased from $304.1 million to $311.2 million from the end of the third quarter of fiscal 2012 to the end of the fourth quarter of fiscal 2012. This increase of $7.1 million, or 2.3%, in controllable working capital resulted from a higher accounts receivable balance and a reduction in accounts payable balance between periods, partially offset by a sharp reduction in inventory. The accounts receivable balance increased due to the increased amount of sales in the fourth quarter of fiscal 2012 compared to the previous quarter together with the shipment of a majority of the sales in the latter part of the quarter, including the majority of the oil and gas project order referenced above. The lower inventory level was a result of both the increased sales in the quarter and reduced melting during the fourth quarter due to utilization of material pre-melted and staged at the end of the third quarter to offset maintenance outages of melting equipment scheduled for the fourth fiscal quarter. Corresponding with the inventory reduction of $28.2 million, a reduction of 9.7% for the quarter, the accounts payable balance declined by $16.0 million, or 23.2%, due to reduced material purchases. Although net controllable working capital increased from quarter to quarter, working capital as a percentage of sales decreased in the fourth quarter of fiscal 2012, when compared to the third quarter, due to the increased level of sales and lower inventory during the quarter for the reasons noted above. It is anticipated that controllable working capital will decline through the first quarter of fiscal 2013 due to the collection of receivables, improving both the cash balance at the end of the first quarter of fiscal 2013 and also the working capital as a percentage of sales.

  Competition, Pricing and Profitability

        Beginning in the latter part of fiscal 2011 and continuing through the fourth quarter of fiscal 2012, the global economic environment experienced a number of unfavorable events which put downward pressure on product pricing and profitability. These events included slowing global growth, the recession in Europe and a forecast of continued slow global growth. In addition, raw material cost fluctuated through the latter part of the year, particularly the cost of nickel, which also created downward pressure on product pricing.

The economic uncertainty created by these events impacted the Company in the form of reduced project-based order activity in the first, third and fourth fiscal quarters. In addition, this reduced level of global economic activity, particularly as it applies to chemical processing and our other markets category, has contributed to an increased level of competition which continues to require the Company to aggressively price new business, which unfavorably impacts the Company's gross profit margin and net income. There continues to be significant uncertainty, particularly over the next two quarters, as to when any recovery may start or how robust any recovery may be.

        Management considers these current economic events short-term disruptions and anticipates, as demonstrated by the Company's recent and planned investments in capacity expansion projects, that there are intermediate and long-term growth opportunities available for the Company. In anticipation of future opportunities, the Company intends to continue to emphasize its service centers, which offer value-added products and services, continue to focus on moving to a more profitable product mix, improve its cost structure and focus on delivery times and reliability, in order to maintain and improve both short and long-term gross profit margins and net income.

  Guidance

        As with the Company's past first quarter periods, the first quarter performance of fiscal 2013 is expected to be impacted by a reduced number of production and shipment days available due to holidays, vacations and maintenance projects. The Company anticipates the net income of the first quarter of fiscal 2013 to be similar to the first quarter of fiscal 2012; however, net income could be lower due to customers tightly controlling their inventories and continued uncertainty in the global economic outlook. See "Overview of Markets" for comments on trends of markets for fiscal 2013 included elsewhere in this Annual Report on Form 10-K.

Overview of Markets

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Year Ended September 30,
	2008		2009		2010		2011		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues
(dollars in millions)
Aerospace	$247.3	38.8%	$160.0	36.5%	$138.4	36.3%	$203.5	37.5%	$229.9	39.7%
Chemical processing	166.1	26.1	109.7	25.0	87.7	23.0	150.0	27.6	134.6	23.2
Land-based gas turbines	124.1	19.5	97.7	22.3	74.2	19.4	98.2	18.1	119.2	20.5
Other markets	86.6	13.6	59.4	13.5	68.1	17.8	76.7	14.1	81.6	14.1

Total product	624.1	98.0	426.8	97.3	368.4	96.5	528.4	97.3	565.3	97.5
Other revenue(1)	12.9	2.0	11.8	2.7	13.1	3.5	14.5	2.7	14.3	2.5

Net revenues	$637.0	100.0%	$438.6	100.0%	$381.5	100.0%	$542.9	100.0%	$579.6	100.0%

U.S.	$344.1	54.0%	$258.9	59.0%	$231.6	60.7%	$344.9	63.5%	$346.7	59.8%
Foreign	$292.9	46.0%	$179.7	41.0%	$149.9	39.3%	$198.0	36.5%	$232.9	40.2%
Shipments by Market (millions of pounds)
Aerospace	8.9	38.2%	5.9	32.2%	6.0	33.7%	8.1	34.3%	8.9	38.1%
Chemical processing	5.4	23.2	4.5	24.5	4.2	23.6	7.0	29.7	5.3	22.6
Land-based gas turbines	6.0	25.8	5.5	29.6	4.6	25.8	5.5	23.3	6.5	27.8
Other markets	3.0	12.8	2.5	13.7	3.0	16.9	3.0	12.7	2.7	11.5

Total Shipments	23.3	100.0%	18.5	100.0%	17.8	100.0%	23.6	100.0%	23.4	100.0%

Average Selling Price Per Pound
Aerospace	$27.94		$26.90		$23.16		$25.07		$25.73
Chemical processing	30.83		24.20		20.84		21.53		25.49
Land-based gas turbines	20.82		17.88		16.15		17.71		18.28
Other markets	28.17		23.39		22.37		25.56		30.78
Total product(2)	26.81		23.09		20.67		22.36		24.17
Total average selling price	27.37		23.73		21.41		22.97		24.78

(1)
Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements).

(2)
Total product price per pound excludes "Other Revenue".

        Aerospace sales for fiscal 2012 increased from fiscal 2011 to near fiscal 2008 levels, the Company's best year for aerospace sales. Based on the Company's current backlog and the rate of order entry, management anticipates that aerospace sales will remain at approximately the current level through the early portion of fiscal 2013 and then begin to increase commensurate with the forecasted increase in commercial aircraft builds and engines in service. This position is supported by sizable backlogs at Boeing and Airbus, including the forecasted increase in production schedules and continued emphasis on accelerating production of airplane builds. Management also anticipates that the maintenance, repair and overhaul business will continue at a steady to increasing pace due to required maintenance schedules for the rising number of engines in use year-over-year.

        Sales to the chemical processing industry decreased year-over-year, primarily as a result of not replacing a 1.5 million pound project order in fiscal 2012 that was received and shipped in 2011. Excluding that fiscal 2011 project order, chemical processing industry sales for fiscal 2012 were comparable to fiscal 2011. Pounds shipped to the chemical processing market in fiscal 2012 were relatively steady quarter-to-quarter as a result of consistent maintenance business during the year along with the draw down of the chemical processing backlog during the year. Based on the order entry rate and backlog balance, it is anticipated that sales to the chemical processing industry in fiscal 2013 will likely equal fiscal 2012 and possibly improve slightly in fiscal 2013 compared to fiscal 2012, depending on any improvement in project business. The expected improved level of activity is supported by an increase in forecasted global spending in the chemical processing sector.

        Sales to the land-based gas turbine market in fiscal 2012 increased by approximately 21% from the previous year and represents the highest volume sales for this market in the Company's history. Based on the Company's backlog and order entry rate, it is anticipated that volumes sold to the land-based gas turbine market for fiscal 2013 will approximate fiscal 2012 volumes. Subject to global economic conditions, management believes that long-term demand in this market will improve due to higher activity in power generation, oil and gas production and alternative power systems. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, fewer emissions than the traditional fossil fuel-fired facilities and favorable domestic natural gas prices provided by availability of unconventional (shale) gas supplies.

        Sales into the other markets category increased year-over-year by 6% due to rising prices despite declining volumes between years. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "Advanced Materials" which supports the increased use of high-performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue-gas desulphurization, automotive and heat treating, the Company expects increased levels of activity overall in non-traditional markets such as fuel cells and silicon feed-stock production applications. Based on our backlog balance and order entry activity, it is anticipated that the Company will experience a reduced level of activity in this category in fiscal 2013 versus fiscal 2012. As previously noted, a significant portion of the consolidated backlog reduction was due to the shipment of an oil and gas order in fiscal 2012 which has not yet been replaced.

Results of Operations

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

($ in thousands)

	Year Ended September 30,				Change
	2011		2012		Amount	%
Net revenues	$542,896	100.0%	$579,561	100.0%	$36,665	6.8%
Cost of sales	449,116	82.7%	458,721	79.1%	9,605	2.1%

Gross profit	93,780	17.3%	120,840	20.9%	27,060	28.9%
Selling, general and administrative expense	41,215	7.6%	40,661	7.0%	(554)	(1.3)%
Research and technical expense	3,259	0.6%	3,285	0.6%	26	0.8%

Operating income	49,306	9.1%	76,894	13.3%	27,588	56.0%
Interest income	(248)	0.0%	(188)	0.0%	60	(24.2)%
Interest expense	156	0.0%	87	0.0%	(69)	(44.2)%

Income before income taxes	49,398	9.1%	76,995	13.3%	27,597	55.9%
Provision for income taxes	18,270	3.4%	26,813	4.6%	8,543	46.8%

Net income	$31,128	5.7%	$50,182	8.7%	$19,054	61.2%

Net income per share:
Basic	$2.55		$4.09
Diluted	$2.54		$4.07
Weighted average shares outstanding:
Basic	12,067,555		12,147,179
Diluted	12,149,866		12,216,031

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by Haynes for the periods shown.

By market

	Year Ended September 30,		Change
	2011	2012	Amount	%
Net revenues (dollars in thousands)
Aerospace	$203,561	$229,913	$26,352	12.9%
Chemical processing	149,973	134,639	(15,334)	(10.2)%
Land-based gas turbines	98,224	119,182	20,958	21.3%
Other markets	76,667	81,560	4,893	6.4%

Total product revenue	528,425	565,294	36,869	7.0%
Other revenue	14,471	14,267	(204)	(1.4)%

Net revenues	$542,896	$579,561	$36,665	6.8%

Pounds by market (in thousands)
Aerospace	8,120	8,934	814	10.0%
Chemical processing	6,965	5,283	(1,682)	(24.1)%
Land-based gas turbines	5,546	6,520	974	17.6%
Other markets	2,999	2,650	(349)	(11.6)%

Total shipments	23,630	23,387	(243)	(1.0)%

Average selling price per pound
Aerospace	$25.07	$25.73	$0.66	2.6%
Chemical processing	21.53	25.49	3.96	18.4%
Land-based gas turbines	17.71	18.28	0.57	3.2%
Other markets	25.56	30.78	5.22	20.4%
Total product (excluding other revenue)	22.36	24.17	1.81	8.1%
Total average selling price (including other revenue)	$22.97	$24.78	1.81	7.9%

        Net Revenues.    Net revenues were $579.6 million in fiscal 2012, an increase of 6.8% from $542.9 million in fiscal 2011, due to increase in average selling price per pound partially offset by lower volume. The total average selling price was $24.78 per pound in fiscal 2012, an increase of 7.9% from $22.97 per pound in fiscal 2011. Volume was 23.4 million pounds in fiscal 2012, a decrease of 1.0% from 23.6 million pounds in fiscal 2011. Average selling price increased due to improved product mix supported by continued customer demand, while volume remained essentially unchanged year over year. The Company's consolidated backlog was $222.9 million at September 30, 2012, a decrease of 18.5% from $273.4 million at September 30, 2011. This decrease reflects a 24.0% decrease in backlog pounds partially offset by a 7.3% increase in backlog average selling price.

        Sales to the aerospace market were $229.9 million in fiscal 2012, an increase of 12.9% from $203.6 million in fiscal 2011, due to a 10.0% increase in volume combined with a 2.6% increase in the average selling price per pound. The increase in volume and average selling price per pound is due to increased customer demand in the aerospace market as evidenced by the production schedules for new commercial aircraft production. The requirement for more fuel-efficient engines in the commercial airline industry continues to drive demand in this market.

        Sales to the chemical processing market were $134.6 million in fiscal 2012, a decrease of 10.2% from $150.0 million in fiscal 2011, due to a 24.1% decrease in volume partially offset by an 18.4% increase in the average selling price per pound. The decrease in volume relates to a large project that shipped in fiscal 2011 that was not repeated in fiscal 2012. The increase in the average selling price is attributable to a higher value product mix shipped into the chemical processing market.

        Sales to the land-based gas turbine market were $119.2 million in fiscal 2012, an increase of 21.3% from $98.2 million in fiscal 2011, due to a 17.6% increase in volume combined with an increase of 3.2% in the average selling price per pound. The increases in both volume and average selling price are due to increased customer demand in the land-based gas turbine market, especially from the original equipment manufacturers.

        Sales to other markets were $81.6 million in fiscal 2012, an increase of 6.4% from $76.7 million in fiscal 2011, due to a 20.4% increase in average selling price per pound partially offset by an 11.6% decrease in volume. The decrease in volume is due to the project-oriented nature of these markets. The increase in average selling price reflects a change to a mix of higher value alloy and forms sold into the other market category.

        Other Revenue.    Other revenue was $14.3 million in fiscal 2012, a decrease of 1.4% from $14.5 million in fiscal 2011.

        Cost of Sales.    Cost of sales was $458.7 million, or 79.1% of net revenues, in fiscal 2012 compared to $449.1 million, or 82.7% of net revenues, in fiscal 2011. Cost of sales in fiscal 2012 increased by $9.6 million as compared to fiscal 2011 primarily due to a higher cost product mix.

        Gross Profit.    As a result of the above factors, gross margin was $120.8 million for fiscal 2012, an increase of $27.1 million from $93.8 in fiscal 2011. Gross margin as a percentage of net revenue increased to 20.9% in fiscal 2012 as compared to 17.3% in fiscal 2011. The improvement in gross margin percentage is due to a higher value product mix resulting in increased average selling prices, cost reduction projects and the benefits gained from completed capital expenditure projects.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $40.7 million for fiscal 2012, a decrease of $0.6 million, or 1.3%, from $41.2 million in fiscal 2011 due to reduced international sales expenses, primarily from transition of the French service center into a sales office. Selling, general and administrative expenses as a percentage of net revenues decreased to 7.0% for fiscal 2012, compared to 7.6% for fiscal 2011, due to increased revenues and decreased expenses.

        Research and Technical Expense.    Research and technical expense was $3.3 million, or 0.6% of revenue, for fiscal 2012, flat from the $3.3 million, or 0.6% of net revenues, in fiscal 2011.

        Operating Income.    As a result of the above factors, operating income in fiscal 2012 was $76.9 million compared to operating income of $49.3 million in fiscal 2011.

        Income Taxes.    Income tax expense was $26.8 million in fiscal 2012, an increase of $8.5 million from an expense of $18.3 million in fiscal 2011, due primarily to higher pretax income generated in fiscal 2012. The effective tax rate for fiscal 2012 was 34.8%, compared to 37.0% in fiscal 2011. The prior year effective tax rate was higher due to Indiana enacting a corporate income tax rate decrease from 8.5% to 6.5%, causing additional income tax expense of $0.7 million reflecting our estimate of the decrease in the deferred tax asset due to the lower tax rate.

        Net Income.    As a result of the above factors, net income in fiscal 2012, was $50.2 million, an increase of $19.1 million from net income of $31.1 million in fiscal 2011.

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

        Net Income.    As a result of the above factors, net income in fiscal 2011 was $31.1 million, an increase of $22.3 million from net income of $8.9 million in fiscal 2010.

Liquidity and Capital Resources

  Comparative cash flow analysis

        During fiscal 2012, the Company's primary sources of cash were cash on-hand and cash from operations, as detailed below. At September 30, 2012, the Company had a zero balance on the revolver and had cash and cash equivalents of $46.7 million compared to cash and cash equivalents of $60.1 million at September 30, 2011.

        Net cash provided by operating activities was $20.8 million in fiscal 2012 compared to $19.6 million in fiscal 2011. Net income of $50.2 million in fiscal 2012 was $19.1 million higher compared to $31.1 million in fiscal 2011. The favorable net income increase was offset by cash used by lower accounts payable and accrued expenses of $17.2 million as compared to fiscal 2011 cash generated of $18.0 million. This represents a change from prior year of $35.2 million. Cash used in accounts receivable of $12.7 million was $12.1 million lower than cash used by accounts receivable in fiscal 2011. Cash used in inventory (net of foreign currency fluctuation) of $12.3 million was $5.6 million lower than cash used in inventory balances in fiscal 2011. Net cash used in investing activities was $25.9 million in fiscal 2012 compared to $14.3 million in fiscal 2011 as a result of higher capital expenditures. Net cash used in financing activities in fiscal 2012 of $8.1 million included $10.8 million of dividend payments partially offset by proceeds and excess tax deductions from exercises of stock options.

  Future sources of liquidity

        The Company's sources of cash for fiscal 2013 are expected to consist primarily of cash generated from operations, cash on-hand, and, if needed, borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2012, the Company had cash of $46.7 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo") successor by merger to Wachovia Capital Finance Corporation (Central) ("Wachovia"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders party thereto with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2012, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of September 30, 2012, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are secured by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  Future uses of liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  Funding operations;

  •
  Capital spending (detailed below);

  •
  Pension plan funding; and

  •
  Dividends to stockholders.

        Capital spending in fiscal 2012 was $25.9 million compared to an original target of approximately $27.1 million. The target for capital spending in fiscal 2013 is $70.4 million. See "Summary of Capital Spending" contained elsewhere in this Annual Report on Form 10-K for additional discussion of actual and planned capital spending.

  Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2012:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Credit facility fees(2)	$1,287	$340	$680	$267	$—
Operating lease obligations	11,446	3,312	4,379	2,344	1,411
Capital lease obligations	225	33	66	66	60
Raw material contracts	88,736	51,343	37,393	—	—
Mill supplies contracts	68	68	—	—	—
Capital projects	66,139	49,032	17,107	—	—
External product conversion source	3,500	600	1,200	1,200	500
Pension plan(3)	93,764	15,970	30,000	24,974	22,820
Non-qualified pension plans	908	95	190	190	433
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	980	—	—	—	980

Total	$317,053	$125,793	$101,015	$39,041	$51,204

(1)
Taxes are not included in the table. As of September 30, 2012, $339 related to the uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, and is excluded as it is not possible to determine in which period the tax liability might be paid out.

(2)
As of September 30, 2012, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(3)
The Company has a funding obligation to contribute $92,794 to the domestic pension plan and expects its U.K. subsidiary to contribute $970 to the U.K pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

(4)
Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation

        While neither inflation nor deflation has had, nor do we expect them to have, a material impact on our operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product. Raw material comprises the most significant portion of the product costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company's products, all have experienced significant fluctuations in price. In the future the Company may not be able to successfully offset rapid increases in the price of nickel or other raw materials. In the event that raw material price increases occur that the Company is unable to pass on to its customers, its cash flows or results of operations could be materially adversely affected.

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

        The Company's accounting policies are more fully described in Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Company has identified certain critical accounting policies, which are described below. The following listing of policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 7.50% is reasonable, and represents a decrease from last year's assumption of 8.00%. The Company also realizes that historical performance is no guarantee of future performance.

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

  Impairment of Long-lived Assets and Other Intangible Assets

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews for impairment annually or more frequently if events or circumstances indicated that the carrying amount may be impaired.

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

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's revolver availability is at a variable rate at September 30, 2011 and 2012. The Company's outstanding variable rate debt was zero at September 30, 2011 and 2012. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

        Fluctuations in the price of nickel, the Company's most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not presently use derivative instruments to manage this market risk but may in the future. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that the Company may not be able to successfully offset a rapid increase in the cost of raw material in the future.

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2012 and 2011 and for the years ended September 30, 2012, September 30, 2011 and September 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. We also have audited the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International Inc. and subsidiaries as of September 30, 2012 and

2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 15, 2012

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$60,062	$46,740
Accounts receivable, less allowance for doubtful accounts of $1,129 and $1,249 respectively	87,680	100,631
Inventories	250,051	263,236
Income taxes receivable	2,573	4,153
Deferred income taxes	9,341	9,933
Other current assets	1,728	1,532

Total current assets	411,435	426,225
Property, plant and equipment, net	110,678	124,652
Deferred income taxes—long term portion	65,113	68,255
Prepayments and deferred charges	2,903	1,777
Other intangible assets, net	6,440	6,017

Total assets	$596,569	$626,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,086	$37,471
Accrued expenses	19,698	15,157
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,390	21,065
Deferred revenue—current portion	2,500	2,500

Total current liabilities	92,674	76,193
Long-term obligations (less current portion)	1,348	980
Deferred revenue (less current portion)	35,329	32,829
Non-current income taxes payable	323	339
Accrued pension and postretirement benefits	194,042	215,487

Total liabilities	323,716	325,828
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,204,179 and 12,287,790 shares issued and outstanding at September 30, 2011 and September 30, 2012, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	231,842	236,751
Accumulated earnings	124,047	163,426
Accumulated other comprehensive loss	(83,048)	(99,091)

Total stockholders' equity	272,853	301,098

Total liabilities and stockholders' equity	$596,569	$626,926

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2010	Year Ended September 30, 2011	Year Ended September 30, 2012
Net revenues	$381,543	$542,896	$579,561
Cost of sales	327,712	449,116	458,721

Gross profit	53,831	93,780	120,840
Selling, general and administrative expense	35,470	41,215	40,661
Research and technical expense	2,828	3,259	3,285

Operating income	15,533	49,306	76,894
Interest income	(209)	(248)	(188)
Interest expense	150	156	87

Income before income taxes	15,592	49,398	76,995
Provision for income taxes	6,717	18,270	26,813

Net income	$8,875	$31,128	$50,182

Net income per share:
Basic	$0.74	$2.55	$4.09
Diluted	$0.73	$2.54	$4.07
Dividends declared per common share	$0.80	$0.80	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2010	Year Ended September 30, 2011	Year Ended September 30, 2012
Net income	$8,875	$31,128	$50,182
Other comprehensive loss, net of tax:
Pension and postretirement	(13,042)	(17,656)	(16,741)
Foreign currency translation adjustment	(539)	645	698

Other comprehensive loss	(13,581)	(17,011)	(16,043)

Comprehensive income (loss)	$(4,706)	$14,117	$34,139

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par
Balance September 30, 2009	12,101,829	$12	$227,734	$103,509	$(52,456)	$278,799
Net income				8,875		8,875
Dividends paid				(9,707)		(9,707)
Other comprehensive loss					(13,581)	(13,581)
Tax impact of forfeited vested options			(74)			(74)
Issue restricted stock (less forfeitures)	42,250
Stock compensation			1,537			1,537

Balance September 30, 2010	12,144,079	12	229,197	102,677	(66,037)	265,849

Net income				31,128		31,128
Dividends paid				(9,758)		(9,758)
Other comprehensive loss					(17,011)	(17,011)
Exercise of stock options	28,400		872			872
Tax impact of forfeited vested options			(10)			(10)
Tax impact of dividends on restricted stock			31			31
Issue restricted stock (less forfeitures)	31,700
Stock compensation			1,752			1,752

Balance September 30, 2011	12,204,179	12	231,842	124,047	(83,048)	272,853

Net income				50,182		50,182
Dividends paid				(10,803)		(10,803)
Other comprehensive loss					(16,043)	(16,043)
Exercise of stock options	77,611		2,782			2,782
Tax impact of dividends on restricted stock			48			48
Issue restricted stock (less forfeitures)	6,000
Stock compensation			2,079			2,079

Balance September 30, 2012	12,287,790	$12	$236,751	$163,426	$(99,091)	$301,098

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2010	Year Ended September 30, 2011	Year Ended September 30, 2012
Cash flows from operating activities:
Net income	$8,875	$31,128	$50,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,316	11,528	12,520
Amortization	559	561	423
Change in long-term obligations	—	—	(245)
Stock compensation expense	1,537	1,752	2,079
Excess tax benefit from option exercises	—	(166)	(1,147)
Deferred revenue	(2,500)	(2,500)	(2,500)
Deferred income taxes	2,661	9,044	5,658
Loss on disposition of property	232	145	203
Change in assets and liabilities:
Accounts receivable	(15,786)	(24,806)	(12,700)
Inventories	(49,483)	(17,859)	(12,326)
Other assets	(2,130)	805	1,309
Accounts payable and accrued expenses	10,481	17,966	(17,242)
Income taxes	23,653	(1,540)	(5)
Accrued pension and postretirement benefits	(8,434)	(6,454)	(5,428)

Net cash provided by (used in) operating activities	(19,019)	19,604	20,781

Cash flows from investing activities:
Additions to property, plant and equipment	(12,340)	(14,445)	(25,937)
Change in restricted cash	110	110	—

Net cash used in investing activities	(12,230)	(14,335)	(25,937)

Cash flows from financing activities:
Dividends paid	(9,707)	(9,758)	(10,803)
Proceeds from exercise of stock options	—	706	1,635
Excess tax benefit from option exercises	—	166	1,147
Payment for debt issuance cost	—	(330)	—
Payments on long-term obligations	(159)	(85)	(123)

Net cash used in financing activities	(9,866)	(9,301)	(8,144)

Effect of exchange rates on cash	(12)	126	(22)

Increase (decrease) in cash and cash equivalents:	(41,127)	(3,906)	(13,322)
Cash and cash equivalents:
Beginning of period	105,095	63,968	60,062

End of period	$63,968	$60,062	$46,740

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$40	$33	$22

Income taxes paid (refunded), net	$(19,460)	$10,736	$21,341

Capital expenditures incurred but not yet paid	$916	$1,539	$2,360

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

Note 2    Summary of Significant Accounting Policies

A.    Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with distribution service centers in Lebanon, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Openshaw, England; Lenzburg, Switzerland; Shanghai, China; and sales offices in Paris, France; Zurich, Switzerland; Singapore; Milan, Italy; Chennai, India; and Tokyo, Japan.

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

F.     Intangible Assets

        The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. The Company reviews patents for impairment at least annually or whenever events or circumstances indicate that the carrying amount of a patent may not be recoverable. Recoverability of the patent asset is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

        As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2011 or 2012 because the fair value exceeded the carrying values. The Company has non-compete agreements with remaining lives of 1 to 4 years.

        Amortization of the patents, non-competes and other intangibles was $559, $561 and $423 for the years ended September 30, 2010, 2011 and 2012, respectively. The following represents a summary of intangible assets at September 30, 2011 and 2012:

September 30, 2011	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,612)	$2,055
Trademarks	3,800	—	3,800
Non-compete	1,090	(820)	270
Other	646	(331)	315

	$14,203	$(7,763)	$6,440

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

September 30, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,891)	$1,776
Trademarks	3,800	—	3,800
Non-compete	1,090	(900)	190
Other	330	(79)	251

	$13,887	$(7,870)	$6,017

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2013	416
2014	416
2015	393
2016	332
2017	279

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

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There was no triggering event during the years ended September 30, 2011 or 2012 and thus no impairment was recognized.

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

I.     Pension and Postretirement Benefits

        The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs, and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in the plan. Effective January 1, 2007 a plan amendment of the postretirement medical plan caps the Company's liability related to retiree health care costs at $5,000 annually.

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

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2010, 2011 and 2012 were $2,828, $3,259 and $3,285, respectively.

L.    Income Taxes

        The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company utilizes prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the end of the vesting period or if the performance goals are not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

N.    Financial Instruments and Concentrations of Risk

        The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2011 and 2012, the Company had no foreign currency exchange contracts outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2012, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

        During 2010, 2011 and 2012, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

O.    Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairment, retirement benefits, and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

        Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2010	2011	2012
Numerator:
Net income	$8,875	$31,128	$50,182
Less amount allocable to participating securities	—	(320)	(454)

Net income available for basic shareholders	8,875	30,808	49,728
Adjustment for dilutive potential common shares	—	(2)	2

Net income available for diluted common shares	$8,875	$30,806	$49,730

Denominator:
Weighted average shares—Basic	12,049,779	12,067,555	12,147,179
Adjustment for dilutive potential common shares	109,750	82,311	68,852

Weighted average shares—Diluted	12,159,529	12,149,866	12,216,031

Basic net income per share	$0.74	$2.55	$4.09
Diluted net income per share	$0.73	$2.54	$4.07
Number of stock option shares excluded as their effect would be anti-dilutive	216,224	130,195	98,630

Q.    Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement, ("ASU 2011-04"). The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify FASB's intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is applied prospectively. The Company does not expect the adoption of these provisions to have a significant effect on the Company's consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to facilitate convergence of U.S. GAAP and International Financial Reporting Standards ("IFRS"). This update revises the manner in which entities present comprehensive income in their financial statements. Entities have the option to present total comprehensive income, the components of net income and the components of other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. The amendments of this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The guidance in ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The guidance includes examples of events and circumstances that might indicate that it is more likely than not that an indefinite-lived intangible assets is impaired. The qualitative assessment may be performed on none, some or all of its indefinite-lived intangible assets. An entity may also choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test and then choose to perform the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company's consolidated financial statements.

R.    Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension and foreign currency translation adjustments, net of tax when applicable.

	Year Ended September 30,
	2010			2011			2012
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$8,875			$31,128			$50,182
Other comprehensive income (loss):
Pension and postretirement	$(20,935)	$7,893	(13,042)	$(28,326)	$10,670	(17,656)	$(26,537)	$9,796	(16,741)
Foreign currency translation adjustment	(539)	—	(539)	645	—	645	698	—	698

Other comprehensive income (loss)	$(21,474)	$7,893	$(13,581)	$(27,681)	$10,670	(17,011)	$(25,839)	$9,796	(16,043)

Total comprehensive income (loss)			$(4,706)			$14,117			$34,139

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        The following is a breakdown of accumulated other comprehensive loss net of tax effects:

	Accumulated Other Comprehensive Loss at September 30, 2011	Other Comprehensive Loss for the year ended September 30, 2012	Accumulated Other Comprehensive Loss at September 30, 2012
Foreign Currency Translation Adjustment	$251	$698	$949
Pension and Postretirement, including curtailment	(83,299)	(16,741)	(100,040)

	$(83,048)	$(16,043)	$(99,091)

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30,
	2011	2012
Raw materials	$22,430	$27,654
Work-in-process	136,227	129,642
Finished goods	90,386	104,875
Other	1,008	1,065

	$250,051	$263,236

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2011	2012
Land and land improvements	$6,024	$6,415
Buildings	15,960	17,178
Machinery and equipment	141,442	154,670
Construction in process	6,329	17,355

	169,755	195,618
Less accumulated depreciation	(59,077)	(70,966)

	$110,678	$124,652

        The Company has $875 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30,
	2011	2012
Employee compensation	$8,658	$8,355
Advance payments from customers	6,166	1,868
Taxes, other than income taxes	2,284	2,566
Other	2,590	2,368

	$19,698	$15,157

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2010	2011	2012
Income before income taxes:
U.S.	$12,615	$44,244	$67,968
Foreign	2,977	5,154	9,027

Total	$15,592	$49,398	$76,995

Provision for income taxes:
Current:
U.S. Federal	$2,722	$5,952	$15,836
Foreign	678	2,145	1,712
State	696	825	2,079

Total	4,096	8,922	19,627

Deferred:
U.S. Federal	720	7,411	6,314
Foreign	147	(685)	585
State	1,754	2,308	601
Valuation allowance	—	314	(314)

Total	2,621	9,348	7,186

Total provision for income taxes	$6,717	$18,270	$26,813

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2010	2011	2012
Statutory federal tax rate	35%	35%	35%
Tax provision for income taxes at the statutory rate	$5,457	$17,289	$26,949
Foreign tax rate differentials	(216)	(342)	(864)
Provision for state taxes, net of federal taxes	468	1,289	1,578
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	165	—	335
Manufacturer's deduction	(193)	(910)	(1,715)
Tax credits	(476)	(713)	—
State tax rate reduction impact on deferred tax asset	1,149	1,228	89
Change in Valuation Allowance	—	314	(314)
Other, net	363	115	755

Provision for income taxes at effective tax rate	$6,717	$18,270	$26,813

        During fiscal 2012, the Company's effective tax rate was lower due to increased proportion of profitability in foreign jurisdictions and the increased Manufacturer's deduction (due to increased U.S. profitability).

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2011	2012
Current deferred tax assets (liabilities):
Inventories	$3,106	$2,996
Pension and postretirement benefits	3,638	3,726
Accrued expenses and other	585	381
Accrued compensation and benefits	978	1,166
Tax attributes	109	740
TIMET Agreement	925	924

Total net current deferred tax assets	$9,341	$9,933

Noncurrent deferred tax assets (liabilities):
Property, plant and equipment, net	$(22,960)	$(25,665)
Intangible assets	(1,973)	(1,888)
Pension and postretirement benefits	72,072	79,653
Accrued compensation and benefits	2,556	2,889
TIMET Agreement	13,099	12,147
Tax attributes	1,337	—
Other accruals	1,296	1,119

	65,427	68,255
Valuation Allowance	(314)	—

Total net noncurrent deferred tax assets	$65,113	$68,255

Net deferred tax assets (liabilities)	$74,454	$78,188

        The Company has $740 of other tax attributes which include foreign and state operating loss carryforwards. During fiscal year 2011, the Company recorded a valuation allowance against $314 of foreign losses, which was reversed in 2012. Some tax attributes expire beginning in 2024 and others have no expiration.

        Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $43,054 at September 30, 2012. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	October 1, 2009 To September 30, 2010	October 1, 2010 To September 30, 2011	October 1, 2011 To September 30, 2012
Balance at beginning of period	$264	$264	$264
Gross Increases—current period tax positions	—	—	—
Gross Decreases—current period tax positions	—	—	—
Gross Increases—tax positions in prior periods	—	—	—
Gross Decreases—tax positions in prior periods	—	—	—
Gross Decreases—settlements with taxing authorities	—	—	—
Gross Decreases—lapse of statute of limitations	—	—	—

Balance at end of period	$264	$264	$264

        The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate is $234 as of September 30, 2012. Additionally, as consistent with prior periods, the Company recognized accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense. The total amount of accrued interest and penalties was approximately $75 and $0 respectively, as of September 30, 2012.

        As of September 30, 2012, the Company is open to examination in the U.S. federal income tax jurisdiction for the 2007 through 2012 tax years and in various foreign jurisdictions from 2009 through 2012. The Company is also open to examination in various states in the U.S., none of which were individually material.

        Of the unrecognized tax benefits noted above, the Company anticipates the entire amount to be recognized in the next 12 months due to the expiration of the statute of limitation.

Note 7    Debt

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo") successor by merger to Wachovia Capital Finance Corporation (Central) ("Wachovia"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders thereto with an effective date of July 14, 2011, which amended and restated the revolving credit facility between Haynes and Wachovia dated August 31, 2004 and amended and restated on November 18, 2008. The maximum revolving loan amount under the Amended Agreement is $120.0 million subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2012, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 7    Debt (Continued)

of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of September 30, 2012, the most recent required measurement date under the Amended Agreement, the Company was in compliance with these covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  U.K. revolving credit facility

        In April 2008, the Company's U.K. subsidiary (Haynes International Ltd.) put in place a facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2,000 pounds sterling ($3,233). Haynes International Ltd. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 2.0% per annum. As of September 30, 2012, the overdraft facility had an outstanding balance of zero.

        Debt and long-term obligations consist of the following (in thousands):

	September 30,
	2011	2012
Revolving Credit Agreement
U.S. Facility, 3.25% 2011; 3.25% 2012	$—	$—
Other long-term obligations	1,348	980

	1,348	980
Less amounts due within one year	—	—

	$1,348	$980

        Other long-term obligations represents environmental post-closure monitoring and maintenance activities (See Note 10). The carrying amount of debt approximates fair value.

        At September 30, 2012, the Company had access to approximately $120,000 under its credit agreement (based on borrowing base and certain reserves). The Company's UK subsidiary (Haynes International Ltd.) has an overdraft facility of 2,000 pounds sterling ($3,233), all of which was available on September 30, 2012. The Company's French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 1,200 Euro ($1,552), all of which was available on September 30, 2012. The Company's Swiss subsidiary (Nickel-Contor AG) had an overdraft banking facility of 500 Swiss Francs ($532), all of which was available on September 30, 2012.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 7    Debt (Continued)

        Maturities of long-term debt are as follows at September 30, 2012:

Year Ending
2013	$—
2014	—
2015	—
2016	—
2017	—
2018 and thereafter	980

$980

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for these groups. Expenses associated with this plan for the years ended September 30, 2010, 2011 and 2012 totaled $990, $1,273 and $1,374, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2010, 2011 and 2012.

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

        The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense (income) for the years ended September 30, 2010, 2011 and 2012 was $109, $84 and $110, respectively. Accrued liabilities in the amount of $895 and $909 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2011 and 2012, respectively.

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

        The Company made contributions of $12,720 and $15,900 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2011 and 2012, respectively. The Company's U.K. subsidiary made contributions of $935 and $970 for the year ended September 30, 2011 and 2012, respectively, to the U.K. pension plan.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30,		Year Ended September 30,
	2011	2012	2011	2012
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$239,006	$261,953	$98,624	$101,515
Service cost	3,612	4,001	266	291
Interest cost	11,383	11,623	4,688	4,581
Actuarial losses	19,833	38,147	2,662	11,974
Benefits paid	(11,881)	(12,279)	(4,725)	(4,152)

Projected benefit obligation at end of year	$261,953	$303,445	$101,515	$114,209

Change in Plan Assets:
Fair value of plan assets at beginning of year	$144,976	$148,931	$—	$—
Actual return on assets	2,181	28,489	—	—
Employer contributions	13,655	16,870	4,725	4,152
Benefits paid	(11,881)	(12,279)	(4,725)	(4,152)

Fair value of plan assets at end of year	$148,931	$182,011	$—	$—

Funded Status of Plan:
Unfunded status	$(113,022)	$(121,434)	$(101,515)	$(114,209)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2011	2012	2011	2012	2011	2012	2011	2012
Accrued pension and postretirement benefits	$(113,022)	$(121,434)	$(101,515)	$(114,209)	$(895)	$(909)	$(215,432)	$(236,552)
Accumulated other comprehensive loss	109,221	120,794	24,983	39,948	—	—	134,204	160,742
Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$9,031	$10,189	$2,799	$3,717	$—	$—	$11,830	$13,906
Amortization of prior service cost	808	808	(5,789)	(5,789)	—	—	(4,981)	(4,981)

	$9,839	$10,997	$(2,990)	$(2,072)	$—	$—	$6,849	$8,925

        The accumulated benefit obligation for the pension plans was $245,197 and $281,623 at September 30, 2011 and 2012, respectively.

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

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2010	2011	2012
Service cost	$3,596	$3,612	$4,001
Interest cost	11,600	11,383	11,623
Expected return on assets	(10,626)	(12,023)	(11,755)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	4,922	6,285	9,031

Net periodic cost	$10,300	$10,065	$13,708

	Postretirement Health Care Benefits
	Year Ended September 30,
	2010	2011	2012
Service cost	$206	$266	$291
Interest cost	4,819	4,688	4,581
Amortization of unrecognized prior service cost	(5,789)	(5,789)	(5,789)
Recognized actuarial loss	1,992	2,706	2,799

Net periodic cost	$1,228	$1,871	$1,882

Assumptions

        A 6.5% (7.0%-2011) annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.5% (6.0%-2011) annual rate of increase for ages over 65 were assumed for 2012, gradually decreasing for both age groups to 5.0% (5.0%-2011) by the year 2016. A one percentage point change in assumed health care cost trend rates would have the following effects in 2012:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$0	$0
Effect on accumulated postretirement benefit obligation	0	0

        The effect on total of service and interest cost components and the effect on accumulated postretirement benefit obligation is zero due to the plan amendment that caps the Company costs at $5,000 on an undiscounted basis per year.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2011 and 2012 were determined based on the following assumptions:

	September 30, 2011	September 30, 2012
Discount rate (postretirement health care)	4.625%	3.875%
Discount rate (U.S. pension plan)	4.500%	3.625%
Discount rate (U.K. pension plan)	5.200%	4.100%
Rate of compensation increase (U.S. pension plan only)	3.500%	3.500%

        The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30,
	2010	2011	2012
Discount rate (postretirement health care plan)	5.500%	4.875%	4.625%
Discount rate (U.S. pension plan)	5.500%	4.875%	4.500%
Discount rate (U.K. pension plan)	5.500%	5.000%	5.200%
Expected return on plan assets (U.S. pension plan)	8.500%	8.500%	8.000%
Expected return on plan assets (U.K. pension plan)	6.200%	5.900%	5.900%
Rate of compensation increase (U.S. pension plan only)	4.000%	3.500%	3.500%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Plan Assets and Investment Strategy

        Our pension plan assets by level within the fair value hierarchy at September 30, 2011 and 2012, are presented in the table below. Our pension plan assets were accounted for at fair value. For more information on a description of the fair value hierarchy, see Note 16.

	September 30, 2011
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Plan Assets:
Mutual fund	$17,607	$—	$—	$17,607
Common /collective funds
Bonds	—	57,883	—	57,883
Short-term money market	—	2,418	—	2,418
U.S. common stock	—	51,753	—	51,753
International equity	—	6,062	—	6,062

Total U.S.	$17,607	$118,116	$—	$135,723
U.K. Plan Assets:
Equities	$6,076	$—	$—	$6,076
Bonds	5,547	—	—	5,547
Other	1,585	—	—	1,585

Total U.K.	$13,208	$—	$—	$13,208

Total pension plan	$30,815	$118,116	$—	$148,931

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

	September 30, 2012
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Plan Assets:
Mutual fund	$22,836	$—	$—	$22,836
Common /collective funds
Bonds	—	62,554	—	62,554
Short-term money market	—	6,762	—	6,762
U.S. common stock	7,402	59,678	—	67,080
International equity	—	7,053	—	7,053

Total U.S.	$30,238	$136,047	$—	$166,285
U.K. Plan Assets:
Equities	$6,322	$—	$—	$6,322
Bonds	7,297	—	—	7,297
Other	2,107	—	—	2,107

Total U.K.	$15,726	$—	$—	$15,726

Total pension plan	$45,964	$136,047	$—	$182,011

        The primary financial objectives of the Plan's are to minimize cash contributions over the long term and preserve capital while maintaining a high degree of liquidity. A secondary financial objective is, where possible, to avoid significant downside risk in the short run. The objective is based on a long-term investment horizon so that interim fluctuations should be viewed with appropriate perspective.

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 7.50% is reasonable, and represents a decrease from last year's assumption of 8.00%. The Company also realizes that historical performance is no guarantee of future performance.

        In determining the expected rate of return on plan assets, the Company takes into account the plan's allocation at September 30, 2012 of 58% equities, 38% fixed income and 4% other. The Company assumes an approximately 3.00% to 4.00% equity risk premium above the broad bond market yields of 5.00% to 7.00%. Note that over very long historical periods the realized risk premium has been higher. The Company believes that its assumption of an 7.5% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

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

Contributions and Benefit Payments

        The Company expects to contribute approximately $15,000 to its domestic pension plans, $5,000 to its domestic other postretirement benefit plans, and $970 to the U.K. pension plan in fiscal 2013.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2013	$13,052	$5,000
2014	13,346	5,000
2015	13,700	5,000
2016	14,098	5,000
2017	14,560	5,000
2018-2022 (in total)	80,615	25,000

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,564, $3,607 and $3,347 for the years ended September 30, 2010, 2011 and 2012, respectively. Rent expense does not include income from sub-lease rentals totaling $107, $112 and $145 for the years ended September 30, 2010, 2011 and

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 9    Commitments (Continued)

2012, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2012, are as follows:

Operating
2013	$3,312
2014	2,652
2015	1,727
2016	1,231
2017	1,113
2018 and thereafter	1,411

$11,446

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $56 due in the future.

Note 10    Legal, Environmental and Other Contingencies

        The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, employment and intellectual property matters. Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or cash flows.

        The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 10    Legal, Environmental and Other Contingencies (Continued)

        The Company has also received permits from the North Carolina Department of Environment and Natural Resources, or NCDENR, to close and provide post-closure monitoring and care for the hazardous waste lagoon at its Mountain Home, North Carolina facility. The lagoon area has been closed and is currently undergoing post-closure monitoring and care. The Company is required to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional corrective action by the Company could be required.

        On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency. The information requested relates to the Company's compliance with laws relating to air quality, and the Company is in the process of responding to the request.

        As of September 30, 2012, the Company has accrued $1,071 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year-end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,254 which was then discounted using an appropriate discount rate. The amounts decreased during fiscal year 2012 primarily due to the decrease in the number and complexity of certain post-closure tests required to be performed.

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

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Holders of outstanding shares of restricted stock are entitled to receive dividends on, and to vote, shares of common stock.

        On November 25, 2011, December 8, 2011 and August 1, 2012, the Company granted 27,600, 3,000 and 1,000 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $55.88, $58.64 and $48.19, respectively, the prior day closing price of the Company's common stock on the day of the grant.

        The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2011	126,000	$29.86
Granted	31,600	$55.90
Forfeited / Canceled	(25,600)	$17.82
Vested	(21,000)	$17.82

Unvested at September 30, 2012	111,000	$42.32

Expected to vest	111,000	$42.32

        Compensation expense related to restricted stock for the years ended September 30, 2010, 2011 and 2012 was $516, $992 and $1,518, respectively. The remaining unrecognized compensation expense at September 30, 2012 was $1,983, which is to be recognized over a weighted average period of 1.41 years. During the second quarter of fiscal 2012, 25,600 shares of restricted stock granted to employees on March 31, 2009 were forfeited because the performance goal was not achieved.

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

        The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company's history and expectations regarding dividend payouts at the time of the grant. The following assumptions were used for grants in fiscal 2012:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 25, 2011	$23.91	1.58%	0.40%	69%	3 years

        On November 25, 2011, the Company granted options to purchase up to 23,200 shares of common stock at an exercise price of $55.88, the fair market value of the Company's common stock at the close of business on the prior day of the grant. During fiscal 2012, 77,611 options were exercised and no options were forfeited/canceled.

        The stock-based employee compensation expense for stock options for years ended September 30, 2010, 2011 and 2012 was $1,021, $760 and $561, respectively. The remaining unrecognized compensation expense at September 30, 2012 was $600, to be recognized over a weighted average vesting period of 1.16 years.

        The following table summarizes the activity under the stock option plans for the year ended September 30, 2012:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2011	373,187		$38.53
Granted	23,200		$55.88
Exercised	(77,611)		$21.05
Canceled	—

Outstanding at September 30, 2012	318,776	$4,041	$44.05	5.49 yrs.

Vested or expected to vest	303,731	$4,041	$44.05	5.49 yrs.
Exercisable at September 30, 2012	266,636	$3,624	$43.70	4.92 yrs.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	1.92	47,569	47,569
March 31, 2006	31.00	3.50	10,000	10,000
March 30, 2007	72.93	4.50	59,500	59,500
March 31, 2008	54.00	5.50	73,000	73,000
October 1, 2008	46.83	6.00	20,000	20,000
March 31, 2009	17.82	6.50	28,339	28,339
January 8, 2010	34.00	7.25	31,801	20,131
November 24, 2010	40.26	8.17	25,367	8,097
November 25, 2011	55.88	9.17	23,200	—

			318,776	266,636

        Forfeitures are estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly result of operations of the Company for years ended September 30, 2011 and 2012 are as follows:

	2011
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$106,351	$139,114	$143,122	$154,309
Gross profit	17,869	20,593	25,321	29,997
Net income	5,256	6,216	8,397	11,259
Net income per share:
Basic	$0.44	$0.52	$0.70	$0.92
Diluted	$0.43	$0.51	$0.69	$0.92

	2012
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$128,851	$158,882	$141,574	$150,254
Gross profit	23,491	34,535	32,389	30,425
Net income	8,443	15,151	13,732	12,856
Net income per share:
Basic	$0.69	$1.24	$1.12	$1.05
Diluted	$0.68	$1.23	$1.11	$1.04

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

	Year Ended September 30,
	2010	2011	2012
Net Revenue by Geography:
United States	$231,607	$344,983	$346,750
Europe	81,332	105,725	121,781
China	33,693	40,934	48,183
Other	34,911	51,254	62,847

Net Revenues	$381,543	$542,896	$579,561

Net Revenue by Product Group:
High-temperature resistant alloys	$286,157	$412,601	$423,080
Corrosive-resistant alloys	95,386	130,295	156,481

Net revenues	$381,543	$542,896	$579,561

	September 30,
	2011	2012
Long-lived Assets by Geography:
United States	$112,354	$126,236
Europe	3,986	3,759
China	778	675

Total long-lived assets	$117,118	$130,670

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2012	$1,129	$235	$(115)	$1,249
September 30, 2011	1,116	54	(41)	1,129
September 30, 2010	1,310	263	(457)	1,116
September 30, 2009	1,354	470	(514)	1,310
September 30, 2008	1,339	100	(85)	1,354

(1)
Uncollectible accounts written off net of recoveries.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 15    Deferred Revenue

        On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation ("TIMET") for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the up-front fee. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

Note 16    Fair Value Measurements

        The fair value hierarchy has three levels based on the inputs used to determine fair value:

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 16    Fair Value Measurements (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2012:

	September 30, 2011 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$60,062	$—	$—	$60,062
Pension plan assets	30,815	118,116	—	148,931

Total fair value	$90,877	$118,116	$—	$208,993

	September 30, 2012 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$46,740	$—	$—	$46,740
Pension plan assets	38,562	143,449	—	182,011

Total fair value	$85,302	$143,449	$—	$228,751

        The Company has no Level 3 assets as of September 30, 2011 or 2012. Items such as accounts receivable and accounts payable approximate fair value and would be considered level 1 if included in the table.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal 2012, there were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, these controls.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission. Based on our assessment, management has concluded that, as of September 30, 2012, the Company's internal control over financial reporting is effective based on those criteria.

        The internal controls over financial reporting that were assessed for fiscal year 2012 were:

  •
  Controls over initiating, authorizing, recording, processing, and reporting significant accounts and disclosures and related assertions embodied in the financial statements;

  •
  Controls over the selection and application of accounting policies that are in conformity with generally accepted accounting principles;

  •
  Antifraud programs and controls;

  •
  Controls including IT general controls, on which other controls are dependent; and

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2012 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Mark Comerford President & Chief Executive Officer November 15, 2012	Marcel Martin Chief Financial Officer November 15, 2012

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information included under the caption "Business—Executive Officers of the Company" in this Annual Report on Form 10-K, and under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Code of Ethics", "Corporate Governance—Corporate Governance Committee and Director Nominations", "Corporate Governance—Board Committee Structure", "Corporate Governance—Family Relationships" and "Corporate Governance—Independence of the Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 25, 2013 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information included under the captions "Executive Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance—Director Compensation Program" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 25, 2013 is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 25, 2013 and "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Annual Report on Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company's stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

        There are no transactions since the beginning of fiscal 2012, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 25, 2013 is incorporated herein by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

        The information included under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 25, 2013 is incorporated herein by reference in response to this item.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this Report.

1.
Financial Statements:

    The Financial Statements are set forth under Item 8 in this Annual Report on Form 10-K.

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

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK COMERFORD Mark Comerford President and Chief Executive Officer Date: November 15, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK COMERFORD Mark Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 15, 2012
/s/ MARCEL MARTIN Marcel Martin	Chief Financial Officer (Principal Financial Officer)	November 15, 2012
/s/ DAN MAUDLIN Dan Maudlin	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 15, 2012
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 15, 2012
/s/ PAUL J. BOHAN Paul J. Bohan	Director	November 15, 2012
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 15, 2012
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 15, 2012
/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 15, 2012

Signature	Title	Date

/s/ MICHAEL L. SHOR Michael L. Shor	Director	November 15, 2012
/s/ WILLIAM P. WALL William P. Wall	Director	November 15, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011).
10.2	Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to Haynes International, Inc. Current Report on Form 8-K filed July 20, 2011).
10.3	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.5	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.9	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.10	Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008 (incorporated by reference to Exhibit 10.21 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.11	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.12	Amendment No. 1 to Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed August 7, 2009).
10.13	Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).
10.14	Summary of 2011 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 24, 2010).
10.15	Amendment No.1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2011).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**
Filed herewith