Form 10-Q
period 2012-12-31
HAYNES INTERNATIONAL INC
filed 2013-01-31
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of January 31, 2013, the registrant had 12,332,992 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
	Haynes International, Inc. and Subsidiaries:

	Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2012	1

	Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2012	2

	Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2011 and 2012	3

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2012	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 6.	Exhibits	23

	Signatures	24

	Index to Exhibits	25

PART 1                 FINANCIAL INFORMATION

Item 1.     Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$46,740	$65,463
Accounts receivable, less allowance for doubtful accounts of $1,249 and $1,269, respectively	100,631	72,581
Inventories	263,236	275,705
Income taxes receivable	4,153	2,349
Deferred income taxes	9,933	9,989
Other current assets	1,532	2,349
Total current assets	426,225	428,436
Property, plant and equipment, net	124,652	133,295
Deferred income taxes—long term portion	68,255	68,216
Prepayments and deferred charges	1,777	2,055
Intangible assets, net	6,017	5,912
Total assets	$626,926	$637,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,471	$46,248
Accrued expenses	15,157	14,315
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,065	21,065
Deferred revenue—current portion	2,500	2,500
Total current liabilities	76,193	84,128
Long-term obligations (less current portion)	980	980
Deferred revenue (less current portion)	32,829	32,204
Non-current income taxes payable	339	339
Accrued pension and postretirement benefits	215,487	214,365
Total liabilities	325,828	332,016
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,287,790 and 12,342,985 shares issued and outstanding at September 30, 2012 and December 31, 2012, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	236,751	237,762
Accumulated earnings	163,426	166,551
Accumulated other comprehensive loss	(99,091)	(98,427)
Total stockholders’ equity	301,098	305,898
Total liabilities and stockholders’ equity	$626,926	$637,914

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,
	2011	2012

Net revenues	$128,851	$114,300
Cost of sales	105,360	95,526
Gross profit	23,491	18,774
Selling, general and administrative expense	9,816	9,811
Research and technical expense	765	858
Operating income	12,910	8,105
Interest income	(62)	(29)
Interest expense	26	17
Income before income taxes	12,946	8,117
Provision for income taxes	4,503	2,282
Net income	$8,443	$5,835
Net income per share:
Basic	$0.69	$0.47
Diluted	$0.68	$0.47

Dividend declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2011	2012
Net income	$8,443	$5,835
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(686)	664
Comprehensive income	$7,757	$6,499

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2011	2012
Cash flows from operating activities:
Net income	$8,443	$5,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,982	3,131
Amortization	112	105
Stock compensation expense	460	218
Excess tax benefit from option exercises	(616)	(195)
Deferred revenue	(625)	(625)
Deferred income taxes	638	(147)
Loss on disposal of property	10	3
Change in assets and liabilities:
Accounts receivable	8,653	28,342
Inventories	(19,612)	(12,095)
Other assets	(713)	(1,087)
Accounts payable and accrued expenses	1,497	5,038
Income taxes	3,183	2,127
Accrued pension and postretirement benefits	(1,315)	(1,122)
Net cash provided by operating activities	3,097	29,528

Cash flows from investing activities:
Additions to property, plant and equipment	(7,350)	(8,982)
Net cash used in investing activities	(7,350)	(8,982)

Cash flows from financing activities:
Dividends paid	(2,691)	(2,710)
Proceeds from exercise of stock options	821	598
Excess tax benefit from option exercises	616	195
Net cash used in financing activities	(1,254)	(1,917)

Effect of exchange rates on cash	(192)	94
Increase (decrease) in cash and cash equivalents	(5,699)	18,723

Cash and cash equivalents, beginning of period	60,062	46,740
Cash and cash equivalents, end of period	$54,363	$65,463

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$9	$1
Income taxes paid (net of refunds)	$693	$385
Capital expenditures incurred but not yet paid	$1,027	$5,071

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2013 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued in the first quarter of fiscal 2013.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2012	December 31, 2012
Raw Materials	$27,654	$33,379
Work-in-process	129,642	133,989
Finished Goods	104,875	107,216
Other	1,065	1,121
	$263,236	$275,705

Note 4.   Income Taxes

Income tax expense for the three months ended December 31, 2011 and 2012, differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended December 31, 2012 was 28.1% compared to 34.8% in the same period of fiscal 2012.  This decrease is attributable to a change in law in the state of California related to apportionment.  This change resulted in an increase to the deferred tax asset which caused a favorable impact on the effective tax rate.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2011 and 2012 are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2011	2012	2011	2012
Service cost	$1,000	$1,220	$73	$97
Interest cost	2,676	2,538	1,145	1,082
Expected return	(2,666)	(3,119)	—	—
Amortizations	2,449	2,723	(748)	(518)
Net periodic benefit cost	$3,459	$3,362	$470	$661

The Company contributed $3,750 to Company sponsored domestic pension plans, $1,129 to its other post-retirement benefit plans and $242 to the U.K. pension plan for the three months ended December 31, 2012.  The Company presently expects future contributions of $11,250 to its domestic pension plans, $3,871 to its other post-retirement benefit plans and $728 to the U.K. pension plan for the remainder of fiscal 2013.

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

On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency. The information requested relates to the Company’s compliance with laws relating to air quality, and the Company has responded to the request and is awaiting further communication from the agency.

As of September 30, 2012 and December 31, 2012, the Company has accrued $1,071 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,254 which was then discounted using an appropriate discount rate.

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

Note 8.         Intangible Assets

The Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. The Company reviews patents for impairment whenever events or circumstances indicate that the carrying amount of a patent may not be recoverable. Recoverability of the patent asset is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2011 or 2012 because the fair value exceeded the carrying values. The Company also has non-compete agreements with remaining lives of 2 to 3 years.

Amortization of the patents, non-competes and other intangibles was $112 and $105 for the three months ended December 31, 2011 and 2012, respectively.

The following represents a summary of intangible assets at September 30, 2012 and December 31, 2012:

September 30, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,891)	$1,776
Trademarks	3,800	—	3,800
Non-compete	1,090	(900)	190
Other	330	(79)	251
	$13,887	$(7,870)	$6,017

December 31, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,961)	$1,706
Trademarks	3,800	—	3,800
Non-compete	1,090	(918)	172
Other	330	(96)	234
	$13,887	$(7,975)	$5,912

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2013 (remainder of fiscal year)	312
2014	416
2015	393
2016	332
2017	279

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended December 31,
(in thousands, except share and per share data)	2011	2012
Numerator:
Net income	$8,443	$5,835
Less amount allocable to participating securities	(108)	(64)
Net income available for basic shareholders	8,335	5,771
Adjustment for dilutive potential common shares	1	—
Net income available for diluted common shares	$8,336	$5,771
Denominator:
Weighted average shares - Basic	12,095,599	12,190,697
Adjustment for dilutive potential common shares	84,402	46,493
Weighted average shares - Diluted	12,180,001	12,237,190

Basic net income per share	$0.69	$0.47
Diluted net income per share	$0.68	$0.47

Number of stock option shares excluded as their effect would be anti-dilutive	80,380	184,706

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

Restricted stock grants are subject to forfeiture if employment or service terminates prior to the end of the vesting period or if the performance goal is not met, if applicable.  The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the trading day immediately preceding the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares of restricted stock that may be granted under the plan in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.  Holders of outstanding shares of restricted stock are entitled to receive dividends on shares of common stock.

On November 20, 2012,  November 26, 2012, and December 10, 2012, the Company granted 31,950, 3,000 and 1,100 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $47.96, $47.62 and $48.39, respectively, the closing price of the Company’s common stock on the trading day immediately preceding the day of the grant.

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2012	111,000	$42.32
Granted	36,050	$47.94
Forfeited / Canceled	(11,400)	$41.84
Vested	—
Unvested at December 31, 2012	135,650	$43.86
Expected to vest	135,650	$43.86

Compensation expense related to restricted stock for the three months ended December 31, 2011 and 2012 was $323 and $116, respectively. The remaining unrecognized compensation expense at December 31, 2012 was $3,118, to be recognized over a weighted average period of 2.02 years.

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

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 20, 2012	$13.92	1.83%	0.32%	47%	3 years
December 10, 2012	$14.12	1.82%	0.33%	47%	3 years

On November 20, 2012 and December 10, 2012, the Company granted 35,600 and 1,800 options, respectively, at an exercise price of $47.96 and $48.39, the fair market value of the Company’s common stock the day of the grant. During the first quarter of fiscal 2013, options exercised were 30,545 options, and 5,801 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2011 and 2012 was $137 and $102, respectively.  The remaining unrecognized compensation expense at December 31, 2012 was $844, to be recognized over a weighted average vesting period of 1.98 years.

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2012:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2012	318,776		$44.05
Granted	37,400		$47.98
Exercised	(30,545)		$19.57
Canceled	(5,801)		$44.39
Outstanding at December 31, 2012	319,830	$3,102	$46.84	5.84
Vested or expected to vest	301,278	$3,102	$46.84	5.84
Exercisable at December 31, 2012	252,458	$2,700	$46.88	4.97

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	1.67	32,207	32,207
March 31, 2006	31.00	3.25	10,000	10,000
March 30, 2007	72.93	4.25	59,500	59,500
March 31, 2008	54.00	5.25	73,000	73,000
October 1, 2008	46.83	5.75	20,000	20,000
March 31, 2009	17.82	6.25	20,089	20,089
January 8, 2010	34.00	7.00	25,801	16,131
November 24, 2010	40.26	7.92	20,967	13,801
November 25, 2011	55.88	8.92	20,866	7,730
November 20, 2012	47.96	9.92	35,600	—
December 10, 2012	48.39	9.92	1,800	—
			319,830	252,458

Note 11.  Dividend

In the first quarter of fiscal 2013, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 17, 2012 to stockholders of record at the close of business on December 3, 2012.  The dividend cash pay-out was $2,710 for the quarter based on the number of shares outstanding.

On January 31, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2013 to stockholders of record at the close of business on March 1, 2013.

Note 12.  Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2012:

	September 30, 2012
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$46,740	$—	$—	$46,740
U.S. Pension plan assets
U.S. common stock mutual fund	30,239	—	—	30,239
Common /collective funds
Bonds	—	62,554	—	62,554
Short-term money market	—	6,762	—	6,762
U.S. common stock	—	59,677	—	59,677
International equity	—	7,053	—	7,053
	30,239	136,046	—	166,285
U.K. Plan Assets
Equity funds	6,322	—	—	6,322
Bond funds	7,297	—	—	7,297
Other funds	2,107	—	—	2,107
	15,726	—	—	15,726
Total pension plan assets	45,965	136,046	—	182,011
Total fair value	$92,705	$136,046	$—	$228,751

	December 31, 2012 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$65,463	$—	$—	$65,463
U.S. Pension plan assets
U.S. common stock mutual fund	33,115	—		33,115
Common /collective funds
Bonds	—	66,357	—	66,357
Short-term money market	—	1,496	—	1,496
U.S. common stock	—	59,402	—	59,402
International equity	—	7,496	—	7,496
	33,115	134,751	—	167,866
U.K. Plan Assets
Equity funds	6,498	—	—	6,498
Bond funds	2,498	—	—	2,498
Other funds	7,330	—	—	7,330
	16,326	—	—	16,326
Total pension plan assets	49,441	134,751	—	184,192
Total fair value	$114,904	$134,751	$—	$249,655

The Company had no Level 3 assets as of September 30, 2012 or December 31, 2012. Items such as accounts receivable and accounts payable approximate fair value and would be considered Level 1 if included in the table.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2013 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated.

Ratification of Collective Bargaining Agreement in the Arcadia, Louisiana Operation

As of December 19, 2012 the eligible employees of the Arcadia, Louisiana manufacturing facility ratified and are now covered by a collective bargaining agreement with the United Steelworkers of America which will expire December 19, 2015.  The agreement includes an upfront payment of approximately three hundred thousand dollars, which was charged to expense in the first quarter of fiscal 2013.

Capital Spending

Management continues to believe in the long-term growth potential of the aerospace, land-based gas turbine and chemical processing markets. Therefore, the Company is continuing to implement the previously announced capital spending projects in line with plans to meet the expected long-term growth requirements of those target markets.  Capital spending in the first quarter of fiscal 2013 was approximately $9.0 million and the forecasts for capital spending in fiscal 2013 and fiscal 2014 are approximately $70.0 million and $39.0 million, respectively. The capital spending planned for fiscal 2013 of approximately $70.0 million includes $19.0 million for the Arcadia tubular project, $19.0 million for the Kokomo flat product project, $10.0 million for the processing and service center upgrades, $4.0 million for the information systems upgrade project and the remaining $18.0 million for additional enhancements and upgrades of current facilities and equipment.  The capital spending anticipated for fiscal 2014 of $39.0 million is expected to include $14.0 million to complete the Arcadia tubular project, $2.0 million to complete the Kokomo flat product project, $7.0 million to complete the processing center and service center upgrade, $2.0 million to complete the information system upgrade and the remaining $14.0 million for the continuing upgrade of existing equipment and facilities.

Capital spending in fiscal 2012 was $25.9 million, which included $15.2 million for ongoing projects such as upgrades to the Company’s four-high Steckel rolling mill, electro slag remelt operations, sheet finishing operations and research and development equipment. In addition, project spending for the information technology system upgrade, Arcadia tubular and Kokomo flat product projects in fiscal 2012 were $3.6 million, $3.6 million and $3.5 million, respectively.

The actual and planned capital investments of approximately $135 million over the three year-period of fiscal 2012 through 2014 are expected to allow the Company to increase capacity, enhance product quality, reduce costs and improve working capital management. The Company anticipates that these significant investments will help the Company improve efficiency and meet expected long-term increasing customer demand for volume and quality improvements.

Dividends Paid and Declared

In the first quarter of fiscal 2013, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid December 17, 2012 to stockholders of record at the close of business on December 3, 2012.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding and equal to approximately $10.8 million on an annualized basis.

On January 31, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2013 to stockholders of record at the close of business on March 1, 2013.

Gross Profit Margin Performance

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2012 and 2013
	Quarter Ended
(dollars in thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net Revenues	$128,851	$158,882	$141,574	$150,254	$114,300
Gross Profit Margin	$23,491	$34,535	$32,389	$30,425	$18,774
Gross Profit Margin %	18.2%	21.7%	22.9%	20.2%	16.4%

In the first quarter of each fiscal year, the Company’s gross profit margin percentage is typically lower than the preceding quarter due to lower absorption of fixed manufacturing costs that do not decrease in proportion with decreased production levels. Production levels decrease in the first quarter due to the Company’s observance of seasonal holidays and planned equipment downtime for capital upgrades and maintenance projects.

For the first quarter of fiscal 2013, gross profit and net income were lower than anticipated primarily due to lower than anticipated net sales.  The lower net sales were a result of customers exercising increased caution in making purchases, which the Company attributes to ongoing uncertain economic conditions.  Gross profit margins and gross profit margin percentages declined in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012 due to a combination of lower volumes across all markets and weaker pricing primarily in the commodity alloys.  In addition, from the fourth quarter of fiscal 2012 through the first quarter of fiscal 2013, service center transactional business volumes and prices declined due to increased competition and customers reducing inventory levels throughout the supply chain.

Backlog

Set forth below are selected data relating to the Company’s backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, and a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. This data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Backlog (1)
Dollars (in thousands)	$261,811	$264,245	$241,151	$222,870	$211,726
Pounds (in thousands)	8,547	8,853	7,951	6,866	6,905
Average selling price per pound	$30.63	$29.85	$30.33	$32.46	$30.66

Average nickel price per pound
London Metals Exchange(2)	$8.23	$8.49	$7.50	$7.81	$7.90

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

Backlog was $211.7 million at December 31, 2012, a decrease of approximately $11.1 million, or 5.0%, from $222.9 million at September 30, 2012. The backlog dollars declined during the first quarter of fiscal 2013 due to a 5.5% decrease in backlog average selling price for the quarter, slightly offset by a small increase in backlog pounds.  The reduction in the backlog during the first quarter resulted from reduced order entry pricing and a slightly lower-valued mix of products in the backlog.  Order entry volumes were comparable to sales volumes in the first quarter, causing only a slight increase in backlog pounds.  The level of transactional business declined in the first quarter of fiscal 2013, after remaining relatively consistent through fiscal 2012.  Intermediate and large size, project-based orders continued at relatively low levels in the first quarter of fiscal 2013, as experienced in fiscal 2012.

Management believes that the reduced level of both transactional and project-based orders has resulted from customers exercising caution in making purchases due to the current uncertain economic conditions associated with slow economic growth.  The backlog for the aerospace and land-based gas turbine markets declined in the first quarter of fiscal 2013. Management believes the reduction is a result of customers adjusting their inventory levels within the supply chain.  In addition, backlog decreased in the “Other Markets” category as projects for flue-gas desulphurization were lower than anticipated due to economic and regulatory concerns, and in the oil and gas market, the company has not received additional orders for a specific project that is in production testing along with other materials.

Quarterly Market Information

	Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenues (in thousands)
Aerospace	$52,726	$61,901	$55,908	$59,378	$52,272
Chemical processing	29,688	37,833	32,565	34,553	26,287
Land-based gas turbines	30,104	32,167	27,971	28,940	22,628
Other markets	12,721	23,082	21,280	24,477	10,618
Total product revenue	125,239	154,983	137,724	147,348	111,805
Other revenue	3,612	3,899	3,850	2,906	2,495
Net revenues	$128,851	$158,882	$141,574	$150,254	114,300

Shipments by markets (in thousands of pounds)
Aerospace	1,970	2,421	2,175	2,368	2,116
Chemical processing	1,121	1,500	1,304	1,358	986
Land-based gas turbines	1,585	1,771	1,559	1,605	1,261
Other markets	456	782	673	739	322
Total shipments	5,132	6,474	5,711	6,070	4,685

Average selling price per pound
Aerospace	$26.76	$25.57	$25.70	$25.08	$24.70
Chemical processing	26.48	25.22	24.97	25.44	26.66
Land-based gas turbines	18.99	18.16	17.94	18.03	17.94
Other markets	27.90	29.52	31.62	33.12	32.98
Total product (excluding other revenue)	24.40	23.94	24.12	24.27	23.86
Total average selling price (including other revenue)	25.11	24.54	24.79	24.75	24.40

Quarterly Performance

For the first quarter of fiscal 2013, net revenues decreased by $36.0 million from the fourth quarter of fiscal 2012, volume declined by 1.4 million pounds and net income decreased by $7.0 million during this period. Although a decline was anticipated in each of these categories from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013, each category declined more than anticipated. The decline in earnings for the first quarter of fiscal 2013 from the fourth quarter of fiscal 2012 was greater than previously expected due to lower than anticipated volume of pounds shipped combined with lower average selling prices per pound.

Outlook

Guidance

Net income for the second quarter of fiscal 2013 is expected to exceed the net income of the first quarter of fiscal 2013, but is expected to continue to be unfavorably impacted by the lower volumes and weaker pricing similar to that experienced during the first quarter. Due to the continued uncertainty of the economic environment, lack of visibility and continued lower level of order entry, management does not anticipate a recovery in the second quarter. However, certain macroeconomic trends may suggest a potential improvement in the second half of 2013.

Management expects net income for fiscal 2013 to be below net income of fiscal 2012. Due to the continued uncertainty of the economic environment, the amount of the decrease continues to be uncertain.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $287.7 million at December 31, 2012, a decrease of $23.5 million or 7.6% from $311.2 million at September 30, 2012. This decrease of $23.5 million resulted primarily from accounts receivable decreasing from the end of the fourth quarter of fiscal 2012. Inventory of finished goods increased during the quarter due to sales being lower than anticipated and scrap inventory increased due to unfavorable scrap utilization due to lower levels of production and melting.  Working capital as a percentage of net revenues increased from the end of fiscal 2012 but is anticipated to improve with higher sales.

Competition and Pricing

The Company is experiencing increased price competition in the marketplace relative to fiscal 2012, particularly in commodity type alloys in mill-direct project business, from competitors that have the ability to produce both high-performance alloys and stainless steel flat products. This competition continues to require the Company to aggressively price project business orders in these markets, which has unfavorably impacted the Company’s gross profit margin and net income.  As mill-direct lead times are decreasing, downward pressure on prices for service center transactional business is also occurring.

If market conditions improve, pricing competition in the high-performance alloy industry may begin to ease in future quarters.  The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and focusing on delivery times and reliability.

Results of Operations for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2012

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	December 31,				Change
($ in thousands)	2011		2012		Amount	%
Net revenues	$128,851	100.0%	$114,300	100.0%	$(14,551)	(11.3)%
Cost of sales	105,360	81.8%	95,526	83.6%	(9,834)	(9.3)%
Gross profit	23,491	18.2%	18,774	16.4%	(4,717)	(20.1)%
Selling, general and administrative expense	9,816	7.6%	9,811	8.6%	(5)	(0.1)%
Research and technical expense	765	0.6%	858	0.8%	93	12.2%
Operating income	12,910	10.0%	8,105	7.1%	(4,805)	(37.2)%
Interest income	(62)	(0.0)%	(29)	(0.0)%	(33)	(53.2)%
Interest expense	26	0.0%	17	0.0%	(9)	(34.6)%
Income before income taxes	12,946	10.0%	8,117	7.1%	(4,829)	(37.3)%
Provision for income taxes	4,503	3.5%	2,282	2.0%	(2,221)	(49.3)%
Net income	$8,443	6.5%	$5,835	5.1%	$(2,608)	(30.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended December 31,		Change
By market	2011	2012	Amount	%
Net revenues (in thousands)
Aerospace	$52,726	$52,272	$(454)	(0.9)%
Chemical processing	29,688	26,287	(3,401)	(11.5)%
Land-based gas turbines	30,104	22,628	(7,476)	(24.8)%
Other markets	12,721	10,618	(2,103)	(16.5)%
Total product revenue	125,239	111,805	(13,434)	(10.7)%
Other revenue	3,612	2,495	(1,117)	(30.9)%
Net revenues	$128,851	$114,300	$(14,551)	(11.3)%

Pounds by market (in thousands)
Aerospace	1,970	2,116	146	7.4%
Chemical processing	1,121	986	(135)	(12.0)%
Land-based gas turbines	1,585	1,261	(324)	(20.4)%
Other markets	456	322	(134)	(29.4)%
Total shipments	5,132	4,685	(447)	(8.7)%

Average selling price per pound
Aerospace	$26.76	$24.70	$(2.06)	(7.7)%
Chemical processing	26.48	26.66	0.18	0.7%
Land-based gas turbines	18.99	17.94	(1.05)	(5.5)%
Other markets	27.90	32.98	5.08	18.2%
Total product (excluding other revenue)	24.40	23.86	(0.54)	(2.2)%
Total average selling price (including other revenue)	25.11	24.40	(0.71)	(2.8)%

Net Revenues. Net revenues were $114.3 million in the first quarter of fiscal 2013, a decrease of 11.3% from $128.9 million in the same period of fiscal 2012.  Volume was 4.7 million pounds in the first quarter of fiscal 2013, a decrease of 8.7% from 5.1 million pounds in the same period of fiscal 2012.  The aggregate average selling price was $24.40 per pound in the first quarter of fiscal 2013, a decrease of 2.8% from $25.11 per pound in the same period of fiscal 2012.  Average selling price decreased due to lower raw material prices and increased competition especially in the commodity alloys, while volume decreased due to declining customer demand during uncertain economic conditions.  The Company’s consolidated backlog was $211.7 million at December 31, 2012, a decrease of 5.0% from $222.9 million at September 30, 2012.  This decrease reflects a 5.5% decrease in backlog average selling price, slightly offset by a 0.6% increase in backlog pounds.

Sales to the aerospace market were $52.3 million in the first quarter of fiscal 2013, a decrease of 0.9% from $52.7 million in the same period of fiscal 2012, due to a 7.4% increase in volume offset by a 7.7% decrease in the average selling price per pound.  The increase in volume reflects the expected continued strength of the demand for these products as evidenced by the production schedules for new airplane builds.  The decrease in average selling price is due to lower raw material costs.

Sales to the chemical processing market were $26.3 million in the first quarter of fiscal 2013, a decrease of 11.5 % from $29.7 million in the same period of fiscal 2012, due to a 12.0% decrease in volume partially offset by a 0.7% increase in the average selling price per pound.  The decrease in volume is attributable to lower customer demand due to spending delays in the chemical processing industry.

Sales to the land-based gas turbine market were $22.6 million in the first quarter of fiscal 2013, a decrease of 24.8% from $30.1 million for the same period of fiscal 2012, due to a decrease of 5.5% in the average selling price per pound combined with a 20.4% decrease in volume. The decrease in volume is due to lower levels of original equipment manufacturer activity and a lower level of maintenance spending by the Company’s customers. In addition, volumes decreased due to customers lowering inventory levels within the supply chain. The decrease in average selling price is due to increased competition, especially in commodity alloys.

Sales to “other markets” were $10.6 million in the first quarter of fiscal 2013, a decrease of 16.5% from $12.7 million in the same period of fiscal 2012, due to a 29.4% decrease in volume partially offset by an 18.2% increase in average selling price per pound.  The decrease in volume is due to certain project based orders being impacted by tax and fiscal policy.  The increase in the average selling price reflects a change to a higher value alloy mix shipped into the other markets category in the first quarter of fiscal 2013.

Other Revenue. Other revenue was $2.5 million in the first quarter of fiscal 2013, a decrease of 30.9% from $3.6 million in the same period of fiscal 2012. The decrease is due to lower miscellaneous sales and increased reserves, partially offset by increased toll conversion sales.

Cost of Sales. Cost of sales was $95.5 million, or 83.6% of net revenues, in the first quarter of fiscal 2013 compared to $105.4 million, or 81.8% of net revenues, in the same period of fiscal 2012. Cost of sales in the first quarter of fiscal 2013 decreased by $9.8 million as compared to the same period of fiscal 2012 primarily due to lower volumes, partially offset by an increase of approximately $0.3 million (including payroll taxes) due to the upfront payment related to the ratification of the union agreement in Arcadia, Louisiana.

Gross Profit.      As a result of the above factors, gross profit was $18.8 million for the first quarter of fiscal 2013, a decrease of $4.7 million from the same period of fiscal 2012. Gross margin as a percentage of net revenue decreased to 16.4% in the first quarter of fiscal 2013 as compared to 18.2% in the same period of fiscal 2012.

Selling, General and Administrative Expense.   Selling, general and administrative expense was $9.8 million for the first quarter of fiscal 2013, flat from the same period of fiscal 2012.  Selling, general and administrative expenses as a percentage of net revenues increased to 8.6% for the first quarter of fiscal 2013 compared to 7.6% for the same period of fiscal 2012 due to decreased revenues.

Research and Technical Expense.   Research and technical expense was $0.9 million, or 0.8% of revenue, for the first quarter of fiscal 2013, compared to $0.8 million, or 0.6% of revenue, in the same period of fiscal 2012.

Operating Income.   As a result of the above factors, operating income in the first quarter of fiscal 2013 was $8.1 million compared to operating income of $12.9 million in the same period of fiscal 2012.

Income Taxes.   Income taxes were an expense of $2.3 million in the first quarter of fiscal 2013, a decrease of $2.2 million from an expense of $4.5 million in the same period of fiscal 2012.  The effective tax rate for the first quarter of fiscal 2013 was 28.1%, compared to 34.8% in the same period of fiscal 2012.  The decrease in the effective tax rate was due to a change in the California tax law that took effect in November, which increased the deferred tax asset and lowered tax expense for the first quarter of fiscal 2013 by $0.6 million.

Net Income.   As a result of the above factors, net income in the first quarter of fiscal 2013 was $5.8 million, a decrease of $2.6 million from net income of $8.4 million in the same period of fiscal 2012.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2013, the Company’s primary sources of liquidity were cash on-hand and cash from operations, as detailed below.  At December 31, 2012, the Company had cash and cash equivalents of $65.5 million compared to cash and cash equivalents of $46.7 million at September 30, 2012.

Net cash provided by operating activities was $29.5 million in the first quarter of fiscal 2013 compared to net cash provided by operating activities of $3.1 million in the same period of fiscal 2012.  Items contributing to the difference include cash provided by lower accounts receivable of $28.3 million which was $19.7 million higher than cash provided by accounts receivable in the same period of fiscal 2012, and cash used from inventory balances (net of foreign currency fluctuation) of $12.1 million was $7.5 million lower than cash used from inventory balances in the same period of fiscal 2012. Cash provided by operations was unfavorably impacted by net income of $5.8 million, compared to $8.4 million in the same period of fiscal 2012. Net cash used in investing activities was $9.0 million in the first quarter of fiscal 2013 compared to $7.4 million in the first quarter of fiscal 2012 as a result of higher capital expenditures.  Net cash used in financing activities in the first quarter of fiscal 2013 included a $2.7 million dividend payment, consistent with the first quarter of fiscal 2012.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2013 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At December 31, 2012, the Company had cash of $65.5 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to borrowing base and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders thereto with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2012, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of December 31, 2012, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital spending;

•                  Pension plan funding; and

•                  Dividends to stockholders.

In the first quarter of fiscal year 2013, the Company had capital spending of $9.0 million, which is consistent with the $70.0 million of capital spending the Company previously forecasted for fiscal 2013.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2012:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations(1)
Credit facility fees(2)	$1,202	$340	$680	$182	$—
Operating lease obligations	10,752	3,391	4,105	2,122	1,134
Capital lease obligations	217	33	66	66	52
Raw material contracts	80,599	49,257	31,342	—	—
Mill supplies contracts	51	51	—	—	—
Capital projects	56,579	43,749	12,830	—	—
Environmental post-closure monitoring	980	—	—	—	980
External product conversion source	3,350	600	1,200	1,200	350
Pension plan(3)	90,014	15,970	26,250	24,974	22,820
Non-qualified pension plan	885	95	190	190	410
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Total	$294,629	$118,486	$86,663	$38,734	$50,746

(1)             Taxes are not included in the table.  As of December 31, 2012, $339 related to uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, is excluded as it is not possible to determine in which period the tax liability might be paid out.

(2)             As of December 31, 2012, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(3)             The Company has a funding obligation to contribute $89,044 to the domestic pension plan and expects its U.K. subsidiary to contribute $970 to the U.K. pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(4)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2012. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2012.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2012, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: January 31, 2013

/s/ Daniel Maudlin
Daniel Maudlin
Vice President – Finance and Chief Financial Officer
Date: January 31, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.

**       Filed herewith.  Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.