Form 10-Q
period 2013-03-31
HAYNES INTERNATIONAL INC
filed 2013-05-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the registrant had 12,332,592 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1                 FINANCIAL INFORMATION

Item 1.   Financial Statements

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,740	$48,011
Accounts receivable, less allowance for doubtful accounts of $1,249 and $1,158 respectively	100,631	86,454
Inventories	263,236	262,715
Income taxes receivable	4,153	3,329
Deferred income taxes	9,933	9,749
Other current assets	1,532	2,306
Total current assets	426,225	412,564
Property, plant and equipment, net	124,652	141,743
Deferred income taxes—long term portion	68,255	67,165
Prepayments and deferred charges	1,777	1,820
Intangible assets, net	6,017	5,809
Total assets	$626,926	$629,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,471	$38,103
Accrued expenses	15,157	14,278
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,065	21,065
Deferred revenue—current portion	2,500	2,500
Total current liabilities	76,193	75,946
Long-term obligations (less current portion)	980	980
Deferred revenue (less current portion)	32,829	31,579
Non-current income taxes payable	339	339
Accrued pension and postretirement benefits	215,487	213,412
Total liabilities	325,828	322,256
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,287,790 and 12,342,985 shares issued, and 12,287,790 and 12,332,992 outstanding at September 30, 2012 and March 31, 2013, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	236,751	238,555
Accumulated earnings	163,426	170,274
Treasury stock, 0 shares at September 30, 2012 and 9,993 shares at March 31, 2013	—	(505)
Accumulated other comprehensive loss	(99,091)	(101,491)
Total stockholders’ equity	301,098	306,845
Total liabilities and stockholders’ equity	$626,926	$629,101

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013

Net revenues	$158,882	$129,201	$287,733	$243,501
Cost of sales	124,347	109,117	229,707	204,643
Gross profit	34,535	20,084	58,026	38,858
Selling, general and administrative expense	10,687	9,414	20,503	19,225
Research and technical expense	814	852	1,579	1,710
Operating income	23,034	9,818	35,944	17,923
Interest income	(33)	(25)	(95)	(54)
Interest expense	24	17	50	34
Income before income taxes	23,043	9,826	35,989	17,943
Provision for income taxes	7,892	3,390	12,395	5,672
Net income	$15,151	$6,436	$23,594	$12,271
Net income per share:
Basic	$1.24	$0.52	$1.93	$1.00
Diluted	$1.23	$0.52	$1.92	$0.99

Dividend declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2012	2013	2012	2013
Net income	$15,151	$6,436	$23,594	$12,271
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,624	(3,064)	938	(2,400)
Comprehensive income	$16,775	$3,372	$24,532	$9,871

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net income	$23,594	$12,271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,092	6,437
Amortization	216	208
Pension and post-retirement expense - U.S. and U.K.	7,848	8,067
Stock compensation expense	1,042	712
Excess tax benefit from option exercises and restricted stock vesting	(1,122)	(494)
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	1,449	656
Loss on disposal of property	65	135
Change in assets and liabilities:
Accounts receivable	(4,612)	12,917
Inventories	(23,200)	(1,669)
Other assets	(298)	(827)
Accounts payable and accrued expenses	1,602	19
Income taxes	5,772	1,966
Accrued pension and postretirement benefits	(10,565)	(10,090)
Net cash provided by operating activities	6,633	29,058

Cash flows from investing activities:
Additions to property, plant and equipment	(12,690)	(22,731)
Net cash used in investing activities	(12,690)	(22,731)

Cash flows from financing activities:
Dividends paid	(5,397)	(5,423)
Proceeds from exercise of stock options	1,599	598
Payment for purchase of treasury stock	—	(505)
Excess tax benefit from option exercises and restricted stock vesting	1,122	494
Net cash used in financing activities	(2,676)	(4,836)

Effect of exchange rates on cash	60	(220)
Increase (decrease) in cash and cash equivalents	(8,673)	1,271

Cash and cash equivalents, beginning of period	60,062	46,740
Cash and cash equivalents, end of period	$51,389	$48,011

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$18	$1
Income taxes paid (net of refunds)	$5,188	$2,904
Capital expenditures incurred but not yet paid	$224	$3,390

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2013 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard revises the guidance for providing information about the amounts reclassified out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2012. The Company adopted this accounting standard on January 1, 2013, and the impact to the consolidated financial statements was not material.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2012	March 31, 2013
Raw Materials	$27,654	$27,777
Work-in-process	129,642	127,406
Finished Goods	104,875	106,418
Other	1,065	1,114
	$263,236	$262,715

Note 4.   Income Taxes

Income tax expense for the three and six months ended March 31, 2012 and 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended March 31, 2013 was 34.5% compared to 34.2% in the same period of fiscal 2012. The effective tax rate for the six months ended March 31, 2013 was 31.6% compared to 34.4% in the same period of fiscal 2012. The decrease in the six month effective tax rate is attributable to a change in law in the state of California related to apportionment.  This change resulted in an increase to the deferred tax asset which caused a favorable impact on the effective tax rate.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2012 and 2013 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2012	2013	2012	2013	2012	2013	2012	2013
Service cost	$1,000	$1,220	$73	$97	$2,001	$2,440	$146	$194
Interest cost	2,872	2,657	1,145	1,082	5,548	5,195	2,290	2,164
Expected return	(2,899)	(3,243)	—	—	(5,565)	(6,362)	—	—
Amortizations	2,475	2,749	(747)	(518)	4,923	5,472	(1,495)	(1,036)
Net periodic benefit cost	$3,448	$3,383	$471	$661	$6,907	$6,745	$941	$1,322

The Company contributed $7,500 to Company sponsored domestic pension plans, $2,120 to its other post-retirement benefit plans and $473 to the U.K. pension plan for the six months ended March 31, 2013.  The Company presently expects future contributions of $7,500 to its domestic pension plans, $2,880 to its other post-retirement benefit plans and $497 to the U.K. pension plan for the remainder of fiscal 2013.

Note 6. Legal, Environmental and Other Contingencies

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, employment and intellectual property matters. Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2012 and March 31, 2013, the Company has accrued $1,071 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30-year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,254 which was then discounted using an appropriate discount rate.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services to the extent TIMET places orders for such services during the term of the agreement (20 years) at prices established by the terms of the agreement.  TIMET may exercise an option to have ten million additional pounds  of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity.  In addition to the volume commitment, the Company has granted TIMET a security interest in its four-high steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements.  The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing).  The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.  The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the upfront fee.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the upfront fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the year ended September 30, 2012 because the fair value exceeded the carrying values. The Company also has non-compete agreements with remaining lives of 2 to 3 years.

Amortization of the patents, non-competes and other intangibles was $104 and $103 for the three months ended March 31, 2012 and 2013, respectively, and $216 and $208 for the six months ended March 31, 2012 and 2013, respectively.

The following represents a summary of intangible assets at September 30, 2012 and March 31, 2013:

September 30, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,891)	$1,776
Trademarks	3,800	—	3,800
Non-compete	1,090	(900)	190
Other	330	(79)	251
	$13,887	$(7,870)	$6,017

March 31, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(7,031)	$1,636
Trademarks	3,800	—	3,800
Non-compete	500	(345)	155
Other	330	(112)	218
	$13,297	$(7,488)	$5,809

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2013 (remainder of fiscal year)	208
2014	416
2015	393
2016	332
2017	279

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share data)	2012	2013	2012	2013
Numerator:
Net income	$15,151	$6,436	$23,594	$12,271
Less amount allocable to participating securities	(136)	(51)	(212)	(97)
Net income available for basic shareholders	15,015	6,385	23,382	12,174
Adjustment for dilutive potential common shares	1	—	1	—
Net income available for diluted common shares	$15,016	$6,385	$23,383	$12,174
Denominator:
Weighted average shares - Basic	12,140,635	12,233,308	12,117,994	12,211,769
Adjustment for dilutive potential common shares	74,762	41,083	79,582	43,788
Weighted average shares - Diluted	12,215,397	12,274,391	12,197,576	12,255,557

Basic net income per share	$1.24	$0.52	$1.93	$1.00
Diluted net income per share	$1.23	$0.52	$1.92	$0.99

Number of stock option shares excluded as their effect would be anti-dilutive	80,380	184,706	80,380	184,706

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

On November 20, 2012,  November 26, 2012, and December 10, 2012, the Company granted 31,950, 3,000 and 1,100 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee of the Company and (b) the Company has met a three-year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $47.96, $47.62 and $48.39 per share respectively, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2013:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2012	111,000	$42.32
Granted	36,050	$47.94
Forfeited / Canceled	(11,400)	$41.84
Vested	(38,500)	$34.00
Unvested at March 31, 2013	97,150	$47.77
Expected to vest	97,150	$47.77

Compensation expense related to restricted stock for the three months ended March 31, 2012 and 2013 was $419 and $387, respectively, and for the six months ended March 31, 2012 and 2013 was $742 and $503, respectively. The remaining unrecognized compensation expense at March 31, 2013 was $2,732, to be recognized over a weighted average period of 1.77 years.

In the three months ended March 31, 2013, the Company repurchased 9,993 shares of stock from employees at an average purchase price paid per share of $50.51 to satisfy employee-owned taxes on share-based compensation.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal 2013:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 20, 2012	$13.92	1.83%	0.32%	47%	3 years
December 10, 2012	$14.12	1.82%	0.33%	47%	3 years

On November 20, 2012 and December 10, 2012, the Company granted 35,600 and 1,800 options, respectively, at an exercise price of $47.96 and $48.39, the fair market value of the Company’s common stock the day of the grant. During the first six months of fiscal 2013, 30,545 options were exercised and 5,801 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2012 and 2013 was $165 and $107, and for the six months ended March 31, 2012 and 2013 was $302 and $209, respectively.  The remaining unrecognized compensation expense at March 31, 2013 was $737, to be recognized over a weighted average vesting period of 1.62 years.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2013:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2012	318,776		$44.05
Granted	37,400		$47.98
Exercised	(30,545)		$19.57
Canceled	(5,801)		$44.39
Outstanding at March 31, 2013	319,830	$3,768	$46.84	5.59 yrs.
Vested or expected to vest	311,263	$3,699	$43.88	5.59 yrs.
Exercisable at March 31, 2013	262,129	$3,389	$46.40	4.79 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	1.42	32,207	32,207
March 31, 2006	31.00	3.00	10,000	10,000
March 30, 2007	72.93	4.00	59,500	59,500
March 31, 2008	54.00	5.00	73,000	73,000
October 1, 2008	46.83	5.50	20,000	20,000
March 31, 2009	17.82	6.00	20,089	20,089
January 8, 2010	34.00	6.75	25,801	25,801
November 24, 2010	40.26	7.67	20,967	13,802
November 25, 2011	55.88	8.67	20,866	7,730
November 20, 2012	47.96	9.67	35,600	—
December 10, 2012	48.39	9.67	1,800	—
			319,830	262,129

Note 11.    Dividend

In the second quarter of fiscal 2013, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 15, 2013 to stockholders of record at the close of business on March 1, 2013.  The dividend cash pay-out was $2,713 for the quarter based on the number of shares outstanding.

On May 2, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 17, 2013 to stockholders of record at the close of business on June 3, 2013.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2013:

	September 30, 2012
	Fair Value Measurements at Reporting Date Using:
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$46,740	$—	$—	$46,740
U.S. Pension plan assets
U.S. common stock mutual fund	30,239	—	—	30,239
Common /collective funds
Bonds	—	62,554	—	62,554
Short-term money market	—	6,762	—	6,762
U.S. common stock	—	59,677	—	59,677
International equity	—	7,053	—	7,053
	30,239	136,046	—	166,285
U.K. Plan Assets
Equity funds	6,322	—	—	6,322
Bond funds	7,297	—	—	7,297
Other funds	2,107	—	—	2,107
	15,726	—	—	15,726
Total pension plan assets	45,965	136,046	—	182,011
Total fair value	$92,705	$136,046	$—	$228,751

	March 31, 2013
	Fair Value Measurements at Reporting Date Using:
Assets:	Level 1	Level 2	Level 3	Total
Cash and money market funds	$48,011	$—	$—	$48,011
U.S. Pension plan assets
U.S. common stock mutual fund	36,736	—	—	36,736
Common /collective funds
Bonds	—	66,233	—	66,233
Short-term money market	—	2,061	—	2,061
U.S. common stock	—	65,143	—	65,143
International equity	—	7,646	—	7,646
	36,736	141,083	—	177,819
U.K. Plan Assets
Equity funds	6,603	—	—	6,603
Bond funds	2,261	—	—	2,261
Other funds	7,521	—	—	7,521
	16,385	—	—	16,385
Total pension plan assets	53,121	141,083	—	194,204
Total fair value	$101,132	$141,083	$—	$242,215

The Company had no Level 3 assets as of September 30, 2012 or March 31, 2013. The carrying value of receivable and accounts payable approximate fair value.

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

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of those risks are listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of four principal producers of high-performance alloy products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

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

Capital Investment

Management continues to believe in the long-term growth potential of the aerospace, land-based gas turbine and chemical processing markets. Therefore, the Company is continuing to implement the previously announced capital investment projects in line with plans to meet the expected long-term growth requirements of those target markets.  Capital investment in the second quarter of fiscal 2013 was approximately $13.7 million, which brings capital investment to approximately $22.7 million for the first half of fiscal 2013. The forecasts for capital investment in fiscal 2013 and fiscal 2014 are approximately $70.0 million and $39.0 million, respectively. Capital investment in fiscal 2012 was $25.9 million.

The actual and planned capital investments of approximately $135.0 million over the three year-period of fiscal 2012 through 2014 are expected to allow the Company to increase capacity, enhance product quality, reduce costs and improve working capital management. The Company anticipates that these significant investments will help the Company improve efficiency and meet expected long-term customer demand for volume and quality improvements.

Dividends Paid and Declared

In the second quarter of fiscal 2013, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid March 15, 2013 to stockholders of record at the close of business on March 1, 2013.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.8 million on an annualized basis. For the six months ended March 31, 2013, dividend cash payouts were $5.4 million.

On May 2, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 17, 2013 to stockholders of record at the close of business on June 3, 2013.

Subsequent Event

On April 19, 2013 the Company’s research and administrative facilities in Kokomo, Indiana were affected by a flood.  Manufacturing operations in Kokomo are conducted in separate facilities and were not interrupted by the flood.  The Company is working closely with flood mitigation experts to repair the damage to its research and administrative facilities as quickly as possible.

The Company anticipates that the damage caused by the flood will have a minimal impact on its ability to complete quality control testing in order to allow shipment of finished product to customers in a timely manner.  The Company has insurance which includes coverage for flood risks, however, the amount of recovery of insurance proceeds has not yet been determined.  In addition, the Company cannot be certain that any insurance recovery would be recorded in the same quarter in which flood-related expenses are recognized.

Backlog

Set forth below are selected data relating to the Company’s backlog and the 30-day average nickel price per pound as reported by the London Metals Exchange for the periods shown. This should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Backlog (1)
Dollars (in thousands)	$261,811	$264,245	$241,151	$222,870	$211,726	$206,994
Pounds (in thousands)	8,547	8,853	7,951	6,866	6,905	7,362
Average selling price per pound	$30.63	$29.85	$30.33	$32.46	$30.66	$28.12

Average nickel price per pound
London Metals Exchange(2)	$8.23	$8.49	$7.50	$7.81	$7.90	$7.59

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

Backlog was $207.0 million at March 31, 2013, a decrease of approximately $4.7 million, or 2.2%, from $211.7 million at December 31, 2012. The backlog dollars declined during the second quarter of fiscal 2013 due to an 8.3% decrease in backlog average selling price for the quarter, largely offset by a 6.6% increase in backlog pounds.  The reduction in the backlog during the second quarter resulted from reduced order entry pricing and a lower-valued mix of products in the backlog.

Management believes that customers continue to exercise caution in making purchases due to the current uncertain economic conditions associated with slow economic growth and due to the decreasing cost of nickel.  The backlog for the aerospace and chemical processing markets declined in the second quarter of fiscal 2013. Management believes the reduction is a result of customers adjusting their inventory levels within the supply chain and an overall lack of large project orders.  The backlog for the land-based gas turbine market increased in the second quarter of fiscal 2013 due to stronger order entry levels.

Quarterly Market Information

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company. This should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net revenues (in thousands)
Aerospace	$52,726	$61,901	$55,908	$59,378	$52,272	$49,319
Chemical processing	29,688	37,833	32,565	34,553	26,287	33,895
Land-based gas turbines	30,104	32,167	27,971	28,940	22,628	30,248
Other markets	12,721	23,082	21,280	24,477	10,618	12,034
Total product revenue	125,239	154,983	137,724	147,348	111,805	125,496
Other revenue	3,612	3,899	3,850	2,906	2,495	3,705
Net revenues	$128,851	$158,882	$141,574	$150,254	$114,300	$129,201

Shipments by markets (in thousands of pounds)
Aerospace	1,970	2,421	2,175	2,368	2,116	1,981
Chemical processing	1,121	1,500	1,304	1,358	986	1,429
Land-based gas turbines	1,585	1,771	1,559	1,605	1,261	1,809
Other markets	456	782	673	739	322	362
Total shipments	5,132	6,474	5,711	6,070	4,685	5,581

Average selling price per pound
Aerospace	$26.76	$25.57	$25.70	$25.08	$24.70	$24.90
Chemical processing	26.48	25.22	24.97	25.44	26.66	23.72
Land-based gas turbines	18.99	18.16	17.94	18.03	17.94	16.72
Other markets	27.90	29.52	31.62	33.12	32.98	33.24
Total product (excluding other revenue)	24.40	23.94	24.12	24.27	23.86	22.49
Total average selling price (including other revenue)	25.11	24.54	24.79	24.75	24.40	23.15

Net Revenue and Gross Profit Margin Performance

The following table includes a summary of net revenues, gross profit and gross profit margin percentage of the Company. This should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Comparison by Quarter of Gross Profit and Gross Profit Margin Percentage for Fiscal 2012 and 2013
	Quarter Ended
(dollars in thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net Revenues	$128,851	$158,882	$141,574	$150,254	$114,300	$129,201
Gross Profit	$23,491	$34,535	$32,389	$30,425	$18,774	$20,084
Gross Profit Margin %	18.2%	21.7%	22.9%	20.2%	16.4%	15.5%

The second quarter of fiscal 2013 achieved higher revenue and gross profit than the first quarter of fiscal 2013; however, the gross profit margin percentage declined to 15.5%. Average selling price per pound was negatively impacted during the quarter by a lower value mix, lower metal prices and increased competition.

For the second quarter of fiscal 2013, net revenues increased by $14.9 million from the first quarter of fiscal 2013, volume increased by 0.9 million pounds and net income increased by $0.6 million during this period.

Outlook

Guidance

Management currently expects that net income for the third quarter of fiscal 2013 may be lower than net income for the second quarter as it is expected to continue to be unfavorably impacted by weaker pricing similar to that experienced during the first and second quarters.  Visibility in the marketplace remains poor and based upon continued economic uncertainty,  level of bookings to date and feedback from key customers, management does not anticipate any significant recovery during the third quarter of fiscal 2013.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $296.8 million at March 31, 2013, a decrease of $14.4 million or 4.6% from $311.2 million at September 30, 2012. This decrease of $14.4 million resulted primarily from accounts receivable decreasing from the end of the fourth quarter of fiscal 2012. Working capital as a percentage of net revenues improved with a decrease from the end of fiscal 2012 due to slightly reduced inventory levels while net revenues increased. Continued improvement is expected throughout fiscal 2013.

Competition and Pricing

The Company is experiencing increased price competition in the marketplace relative to fiscal 2012, particularly in commodity type alloys in mill-direct project business. This competition continues to require the Company to aggressively price project business orders in these markets, which has unfavorably impacted the Company’s gross profit margin and net income.  As mill-direct lead times are decreasing, downward pressure on prices for service center transactional business is also occurring.

If market conditions improve, pricing competition in the high-performance alloy industry may begin to ease in future quarters.  The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and focusing on delivery times and reliability.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2013

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
($ in thousands)	2012		2013		Amount	%
Net revenues	$158,882	100.0%	$129,201	100.0%	$(29,681)	(18.7)%
Cost of sales	124,347	78.3%	109,117	84.5%	(15,230)	(12.2)%
Gross profit	34,535	21.7%	20,084	15.5%	(14,451)	(41.8)%
Selling, general and administrative expense	10,687	6.7%	9,414	7.3%	(1,273)	(11.9)%
Research and technical expense	814	0.5%	852	0.7%	38	4.7%
Operating income	23,034	14.5%	9,818	7.6%	(13,216)	(57.4)%
Interest income	(33)	(0.0)%	(25)	(0.0)%	8	(24.2)%
Interest expense	24	0.0%	17	0.0%	(7)	(29.2)%
Income before income taxes	23,043	14.5%	9,826	7.6%	(13,217)	(57.4)%
Provision for income taxes	7,892	5.0%	3,390	2.6%	(4,502)	(57.0)%
Net income	$15,151	9.5%	$6,436	5.0%	$(8,715)	(57.5)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended March 31,		Change
By market	2012	2013	Amount	%
Net revenues (in thousands)
Aerospace	$61,901	$49,319	$(12,582)	(20.3)%
Chemical processing	37,833	33,895	(3,938)	(10.4)%
Land-based gas turbines	32,167	30,248	(1,919)	(6.0)%
Other markets	23,082	12,034	(11,048)	(47.9)%
Total product revenue	154,983	125,496	(29,487)	(19.0)%
Other revenue	3,899	3,705	(194)	(5.0)%
Net revenues	$158,882	$129,201	$(29,681)	(18.7)%

Pounds by market (in thousands)
Aerospace	2,421	1,981	(440)	(18.2)%
Chemical processing	1,500	1,429	(71)	(4.7)%
Land-based gas turbines	1,771	1,809	38	2.1%
Other markets	782	362	(420)	(53.7)%
Total shipments	6,474	5,581	(893)	(13.8)%

Average selling price per pound
Aerospace	$25.57	$24.90	$(0.67)	(2.6)%
Chemical processing	25.22	23.72	(1.50)	(5.9)%
Land-based gas turbines	18.16	16.72	(1.44)	(7.9)%
Other markets	29.52	33.24	3.72	12.6%
Total product (excluding other revenue)	23.94	22.49	(1.45)	(6.1)%
Total average selling price (including other revenue)	24.54	23.15	(1.39)	(5.7)%

Net Revenues. Net revenues were $129.2 million in the second quarter of fiscal 2013, a decrease of 18.7% from $158.9 million in the same period of fiscal 2012.   Volume was 5.6 million pounds in the second quarter of fiscal 2013, a decrease of 13.8% from 6.5 million pounds in the same period of fiscal 2012.  The aggregate average selling price was $23.15 per pound in the second quarter of fiscal 2013, a decrease of 5.7% from $24.54 per pound in the same period of fiscal 2012.  Average selling price decreased due to lower raw material prices, a lower-value product mix and reduced customer demand as a result of uncertain economic times.  The Company’s consolidated backlog was $207.0 million at March 31, 2013, a decrease of 2.2% from $211.7 million at December 31, 2012.  This decrease reflects an 8.3% decrease in backlog average selling price partially offset by a 6.6% increase in backlog pounds.

Sales to the aerospace market were $49.3 million in the second quarter of fiscal 2013, a decrease of 20.3% from $61.9 million in the same period of fiscal 2012, due to a 2.6% decrease in the average selling price per pound combined with an 18.2% decrease in volume. The decrease in volume is due to adjustments of inventory within the supply chain and customers delaying orders as the price of nickel decreases.  The average selling price decline reflects both the decline in raw material prices and competitive downward pressure on prices.

Sales to the chemical processing market were $33.9 million in the second quarter of fiscal 2013, a decrease of 10.4% from $37.8 million in the same period of fiscal 2012, due to a 5.9% decrease in the average selling price per pound combined with a 4.7% decrease in volume.  The decreased volume resulted from reduced large project business and the decreased average selling price reflects a change in product mix and lower-cost raw materials. Project delays continue in the chemical processing industry.

Sales to the land-based gas turbine market were $30.2 million in the second quarter of fiscal 2013, a decrease of 6.0% from $32.2 million for the same period of fiscal 2012, due to a decrease of 7.9% in the average selling price per pound partially offset by a 2.1% increase in volume. The increase in volume reflects improved original equipment manufacturer activity and higher levels of maintenance spending by the company’s customers. The decrease in average selling price reflected lower raw material costs and continued competition in this market.

Sales to other markets were $12.0 million in the second quarter of fiscal 2013, a decrease of 47.9% from $23.1 million in the same period of fiscal 2012, due to a 53.7% decrease in volume partially offset by a 12.6% increase in average selling price.  The decrease in volume is due to the project-oriented nature of these markets, with one particular oil & gas project from fiscal 2012 not repeating in fiscal 2013.  The increase in the average selling price reflects a change to a higher-value product mix shipped into the other markets in the second quarter of fiscal 2013.

Other Revenue. Other revenue was $3.7 million in the second quarter of fiscal 2013, a decrease of 5.0% from $3.9 million in the same period of fiscal 2012. The decrease is due to lower toll conversion sales.

Cost of Sales. Cost of sales was $109.1 million, or 84.5% of net revenues, in the second quarter of fiscal 2013 compared to $124.3 million, or 78.3% of net revenues, in the same period of fiscal 2012. Cost of sales in the second quarter of fiscal 2013 decreased by $15.2 million as compared to the same period of fiscal 2012 due to lower volume.

Gross Profit. As a result of the above factors, gross profit was $20.1 million for the second quarter of fiscal 2013, a decrease of $14.5 million, or 41.8%, from the same period of fiscal 2012. Gross profit as a percentage of net revenue was 15.5% in the second quarter of fiscal 2013 as compared to 21.7% in the same period of fiscal 2012.

Selling, General and Administrative Expense. Selling, general and administrative expense was $9.4 million for the second quarter of fiscal 2013, a decrease of $1.3 million, or 11.9%, from $10.7 million in the same period of fiscal 2012 due to reduced costs for incentive compensation programs and certain cost management initiatives.  Selling, general and administrative expenses as a percentage of net revenues increased to 7.3% for the second quarter of fiscal 2013 compared to 6.7% for the same period of fiscal 2012 primarily due to decreased revenues.

Research and Technical Expense. Research and technical expense was $0.9 million, or 0.7% of revenue, for the second quarter of fiscal 2013.  Research and technical expense was $0.8 million, or 0.5% of revenue, for the second quarter of fiscal 2012.

Operating Income. As a result of the above factors, operating income in the second quarter of fiscal 2013 was $9.8 million, a decrease of 57.4% compared to operating income of $23.0 million in the same period of fiscal 2012.

Income Taxes. Income taxes were an expense of $3.4 million in the second quarter of fiscal 2013, a decrease of $4.5 million from an expense of $7.9 million in the same period of fiscal 2012.  The effective tax rate for the second quarter of fiscal 2013 was 34.5%, compared to 34.2% in the same period of fiscal 2012. The increased tax rate was primarily due to increased state tax rates.

Net Income. As a result of the above factors, net income in the second quarter of fiscal 2013 was $6.4 million, a decrease of $8.7 million, or 57.5%, from net income of $15.2 million in the same period of fiscal 2012.

Results of Operations for the Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended March 31,				Change
($ in thousands)	2012		2013		Amount	%
Net revenues	$287,733	100.0%	$243,501	100.0%	$(44,232)	(15.4)%
Cost of sales	229,707	79.8%	204,643	84.0%	(25,064)	(10.9)%
Gross profit	58,026	20.2%	38,858	16.0%	(19,168)	(33.0)%
Selling, general and administrative expense	20,503	7.1%	19,225	7.9%	(1,278)	(6.2)%
Research and technical expense	1,579	0.5%	1,710	0.7%	131	8.3%
Operating income	35,944	12.5%	17,923	7.4%	(18,021)	(50.1)%
Interest income	(95)	(0.0)%	(54)	(0.0)%	41	(43.2)%
Interest expense	50	0.0%	34	0.0%	(16)	(32.0)%
Income before income taxes	35,989	12.5%	17,943	7.4%	(18,046)	(50.1)%
Provision for income taxes	12,395	4.3%	5,672	2.3%	(6,723)	(54.2)%
Net income	$23,594	8.2%	$12,271	5.0%	$(11,323)	(48.0)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended March 31,		Change
By market	2012	2013	Amount	%
Net revenues (in thousands)
Aerospace	$114,627	$101,591	$(13,036)	(11.4)%
Chemical processing	67,521	60,182	(7,339)	(10.9)%
Land-based gas turbines	62,271	52,876	(9,395)	(15.1)%
Other markets	35,803	22,652	(13,151)	(36.7)%
Total product revenue	280,222	237,301	(42,921)	(15.3)%
Other revenue	7,511	6,200	(1,311)	(17.5)%
Net revenues	$287,733	$243,501	$(44,232)	(15.4)%

Pounds by market (in thousands)
Aerospace	4,391	4,097	(294)	(6.7)%
Chemical processing	2,621	2,415	(206)	(7.9)%
Land-based gas turbines	3,356	3,070	(286)	(8.5)%
Other markets	1,238	684	(554)	(44.7)%
Total shipments	11,606	10,266	(1,340)	(11.5)%

Average selling price per pound
Aerospace	$26.10	$24.80	$(1.30)	(5.0)%
Chemical processing	25.76	24.92	(0.84)	(3.3)%
Land-based gas turbines	18.56	17.22	(1.34)	(7.2)%
Other markets	28.92	33.12	4.20	14.5%
Total product (excluding other revenue)	24.14	23.12	(1.02)	(4.2)%
Total average selling price (including other revenue)	24.79	23.72	(1.07)	(4.3)%

Net Revenues. Net revenues were $243.5 million in the first six months of fiscal 2013, a decrease of 15.4% from $287.7 million in the same period of fiscal 2012 due to decreases in both volume and average selling price per pound.   Volume was 10.3 million pounds in the first six months of fiscal 2013, a decrease of 11.5% from 11.6 million pounds in the same period of fiscal 2012.  The aggregate average selling price was $23.72 per pound in the first six months of fiscal 2013, a decrease of 4.3% from $24.79 per pound in the same period of fiscal 2012.  Average selling price decreased due to reduced customer demand and lower-value product mix.  The Company’s consolidated backlog was $207.0 million at March 31, 2013, a decrease of 7.1% from $222.9 million at September 30, 2012.  The backlog average selling price declined by 13.4%, which was partially offset by an increase in backlog pounds of 7.2%.

Sales to the aerospace market were $101.6 million in the first six months of fiscal 2013, a decrease of 11.4% from $114.6 million in the same period of fiscal 2012, due to a 6.7% decrease in volume combined with a 5.0% decrease in the average selling price per pound. The decrease in the average selling price per pound reflects competitive downward pressure on selling prices.  The volume decline is due to customers delaying orders as the price of nickel decreases and adjustments of inventory within the supply chain continue.

Sales to the chemical processing market were $60.2 million in the first six months of fiscal 2013, a decrease of 10.9% from $67.5 million in the same period of fiscal 2012, due to a 3.3% decrease in average selling price per pound combined with a 7.9% decrease in volume.  The changes in average selling price and volume are predominately due to a lower-value product mix and a lack of large projects caused by spending delays in the chemical processing industry.

Sales to the land-based gas turbine market were $52.9 million in the first six months of fiscal 2013, a decrease of 15.1% from $62.3 million for the same period of fiscal 2012, due to a decrease of 7.2% in the average selling price per pound combined with an 8.5% decrease in volume. Volume was lower in the first quarter of fiscal 2013, but improved in the second quarter. The decrease in average selling price is due to increased competition and lower raw material cost.

Sales to other markets were $22.7 million in the first six months of fiscal 2013, a decrease of 36.7% from $35.8 million in the same period of fiscal 2012, due to a 44.7% decrease in volume partially offset by a 14.5% increase in average selling price per pound.  The increase in average selling price reflects a change to a mix of higher-value alloys and forms sold into the other market category.  The decrease in volume is due to the project-oriented nature of these markets, with one particular oil & gas project not repeating in fiscal 2013 and customers delaying orders due to the decreasing cost of nickel.

Other Revenue. Other revenue was $6.2 million in the first six months of fiscal 2013, a decrease of 17.5% from $7.5 million in the same period of fiscal 2012 due to reduced levels of toll conversion sales.

Cost of Sales. Cost of sales was $204.6 million, or 84.0% of net revenues, in the first six months of fiscal 2013 compared to $229.7 million, or 79.8% of net revenues, in the same period of fiscal 2012.  Cost of sales in the first six months of fiscal 2013 decreased by $25.1 million as compared to the same period of fiscal 2012 due to lower volume and a lower value product mix.

Gross Profit. As a result of the above factors, gross profit was $38.9 million for the first six months of fiscal 2013, a decrease of $19.2 million, or 33.0%, from the same period of fiscal 2012. Gross profit as a percentage of net revenue was 16.0% in the first six months of fiscal 2013 as compared to 20.2% in the same period of fiscal 2012.

Selling, General and Administrative Expense. Selling, general and administrative expense was $19.2 million for the first six months of fiscal 2013, a decrease of $1.3 million, or 6.2%, from $20.5 million in the same period of fiscal 2012.  Selling, general and administrative expense reductions were due to reduced costs for incentive compensation programs and certain cost management initiatives.  Selling, general and administrative expenses as a percentage of net revenues increased to 7.9% for the first six months of fiscal 2013 compared to 7.1% for the same period of fiscal 2012 primarily due to decreased revenues.

Research and Technical Expense. Research and technical expense was $1.7 million, or 0.7% of revenue, for the first six months of fiscal 2013. Research and technical expense was $1.6 million, or 0.5% of net revenues, in the same period of fiscal 2012.

Operating Income. As a result of the above factors, operating income in the first six months of fiscal 2013 was $17.9 million, a decrease of 50.1% compared to operating income of $35.9 million in the same period of fiscal 2012.

Income Taxes. Income taxes were an expense of $5.7 million in the first six months of fiscal 2013, a decrease of $6.7 million from $12.4 million in the same period of fiscal 2012.  The effective tax rate for the first six months of fiscal 2013 was 31.6%, compared to 34.4% in the same period of fiscal 2012.  The decrease in the effective tax rate was due to a change in the California tax law that took effect in November 2012, which increased the deferred tax asset and lowered tax expense for the first quarter of fiscal 2013 by $0.6 million.

Net Income. As a result of the above factors, net income in the first six months of fiscal 2013 was $12.3 million, a decrease of $11.3 million, or 48.0%, from net income of $23.6 million in the same period of fiscal 2012.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

During the first six months of fiscal 2013, the Company’s primary sources of liquidity were cash on-hand and cash from operations, as detailed below.  At March 31, 2013, the Company had cash and cash equivalents of $48.0 million compared to cash and cash equivalents of $46.7 million at September 30, 2012.

Net cash provided by operating activities was $29.1 million in the first six months of fiscal 2013 compared to net cash provided by operating activities of $6.6 million in the same period of fiscal 2012.  Items contributing to the difference include cash provided by lower accounts receivable of $12.9 million versus $4.6 million of cash used by accounts receivable in the same period of fiscal 2012. Additionally, cash used from inventory balances (net of foreign currency fluctuation) of $1.7 million was $21.5 million lower than cash used from inventory balances in the same period of fiscal 2012. Cash provided by operations was unfavorably impacted by net income of $12.3 million, compared to $23.6 million in the same period of fiscal 2012. Net cash used in investing activities was $22.7 million in the first six months of fiscal 2013 compared to $12.7 million in the first six months of fiscal 2012 as a result of higher capital expenditures.  Net cash used in financing activities in the first six months of fiscal 2013 included dividend payments of $5.4 million consistent with the first six months of fiscal 2012.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2013 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At March 31, 2013, the Company had cash of $48.0 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2013, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of March 31, 2013, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital investment;

•                  Pension plan funding; and

•                  Dividends to stockholders.

In the first six months of fiscal 2013, the Company had capital investment of $22.7 million, which is consistent with the $70.0 million of capital investment the Company previously forecasted for fiscal 2013.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Contractual Obligations(1)
Credit facility fees(2)	$1,117	$340	$680	$97	$—
Operating lease obligations	10,231	3,187	3,863	2,003	1,178
Capital lease obligations	209	33	66	66	44
Raw material contracts	71,524	47,858	23,666	—	—
Mill supplies contracts	34	34	—	—	—
Capital projects	47,592	47,592	—	—	—
Environmental post-closure monitoring	980	—	—	—	980
External product conversion source	3,200	600	1,200	1,200	200
Pension plan(3)	86,264	15,970	30,000	23,492	16,802
Non-qualified pension plan	861	95	190	190	386
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Total	$272,012	$120,709	$69,665	$37,048	$44,590

(1)             Taxes are not included in the table.  As of March 31, 2013, $339 related to uncertain tax liability recorded in accordance with ASC 740-10, Income Taxes, is excluded as it is not possible to determine in which period the tax liability might be paid.

(2)             As of March 31, 2013, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the lenders for unused line fees and quarterly management fees.

(3)             The Company has a funding obligation to contribute $85,294 to the domestic pension plan and expects its U.K. subsidiary to contribute $970 in less than one year to the U.K. Pension Plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(4)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2013; however, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in

Item 8 of that report. There have been no material changes to that information since the end of fiscal 2012.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2012, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Effective January 1, 2013 the Company’s direct and indirect European subsidiaries implemented Microsoft Dynamics AX ERP information technology solution. The implementation of these ERP modules and the related workflow capabilities resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls will be done at a later date. The system changes were undertaken to integrate systems and consolidated information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees to satisfy employee-owned taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	9,993	$50.51	—	$—
February 1-28, 2013	—	—	—	—
March 1-31, 2013	—	—	—	—
Total	9,993	$50.51	—	$—

Item 6.   Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: May 2, 2013

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 2, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
10.1**	Amendment No. 2 to Haynes International, Inc. 2009 Restricted Stock Plan.
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

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