Form 10-Q
period 2013-06-30
HAYNES INTERNATIONAL INC
filed 2013-08-08
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 8, 2013, the registrant had 12,332,592 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1                           FINANCIAL INFORMATION

Item 1.         Financial Statements

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2012	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,740	$43,566
Accounts receivable, less allowance for doubtful accounts of $1,249 and $1,181 respectively	100,631	90,243
Inventories	263,236	255,788
Income taxes receivable	4,153	2,325
Deferred income taxes	9,933	9,354
Other current assets	1,532	1,996
Total current assets	426,225	403,272
Property, plant and equipment, net	124,652	147,982
Deferred income taxes—long term portion	68,255	63,658
Prepayments and deferred charges	1,777	1,878
Intangible assets, net	6,017	5,705
Total assets	$626,926	$622,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,471	$30,740
Accrued expenses	15,157	16,014
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,065	21,065
Deferred revenue—current portion	2,500	2,500
Total current liabilities	76,193	70,319
Long-term obligations (less current portion)	980	980
Deferred revenue (less current portion)	32,829	30,954
Non-current income taxes payable	339	—
Accrued pension and postretirement benefits	215,487	205,784
Total liabilities	325,828	308,037
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,287,790 and 12,342,585 shares issued, and 12,287,790 and 12,332,592 outstanding at September 30, 2012 and June 30, 2013, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	236,751	239,040
Accumulated earnings	163,426	172,858
Treasury stock, 0 shares at September 30, 2012 and 9,993 shares at June 30, 2013	—	(505)
Accumulated other comprehensive loss	(99,091)	(96,947)
Total stockholders’ equity	301,098	314,458
Total liabilities and stockholders’ equity	$626,926	$622,495

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Net revenues	$141,574	$123,587	$429,307	$367,088
Cost of sales	109,185	104,982	338,892	309,625
Gross profit	32,389	18,605	90,415	57,463
Selling, general and administrative expense	10,382	9,761	30,885	28,986
Research and technical expense	835	853	2,414	2,563
Operating income	21,172	7,991	57,116	25,914
Interest income	(57)	(29)	(152)	(83)
Interest expense	19	18	69	52
Income before income taxes	21,210	8,002	57,199	25,945
Provision for income taxes	7,478	2,705	19,873	8,377
Net income	$13,732	$5,297	$37,326	$17,568
Net income per share:
Basic	$1.12	$0.43	$3.05	$1.43
Diluted	$1.11	$0.43	$3.03	$1.42

Dividend declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Net income	$13,732	$5,297	$37,326	$17,568
Other comprehensive income, net of tax:
Pension and post-retirement	—	4,304	—	4,304
Foreign currency translation adjustment	(1,589)	240	(651)	(2,160)
Comprehensive income	$12,143	$9,841	$36,675	$19,712

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$37,326	$17,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,366	9,975
Amortization	319	312
Pension and post-retirement expense - U.S. and U.K.	11,784	12,094
Stock compensation expense	1,559	1,197
Excess tax benefit from option exercises and restricted stock vesting	(1,147)	(494)
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	2,057	2,250
Loss on disposal of property	167	183
Change in assets and liabilities:
Accounts receivable	5,975	9,072
Inventories	(41,436)	5,500
Other assets	595	(567)
Accounts payable and accrued expenses	1,123	(4,502)
Income taxes	4,031	2,633
Accrued pension and postretirement benefits	(15,880)	(15,155)
Net cash provided by operating activities	13,964	38,191

Cash flows from investing activities:
Additions to property, plant and equipment	(17,134)	(33,650)
Net cash used in investing activities	(17,134)	(33,650)

Cash flows from financing activities:
Dividends paid	(8,101)	(8,136)
Proceeds from exercise of stock options	1,635	598
Payment for purchase of treasury stock	—	(505)
Excess tax benefit from option exercises and restricted stock vesting	1,147	494
Net cash used in financing activities	(5,319)	(7,549)

Effect of exchange rates on cash	(227)	(166)
Decrease in cash and cash equivalents	(8,716)	(3,174)

Cash and cash equivalents, beginning of period	60,062	46,740
Cash and cash equivalents, end of period	$51,346	$43,566

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$20	$4
Income taxes paid (net of refunds)	$13,801	$3,354
Capital expenditures incurred but not yet paid	$513	$2,272

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2013 or any interim period.

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

No new accounting pronouncements applicable to the Company were issued in the third quarter of fiscal 2013.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2012	June 30, 2013
Raw Materials	$27,654	$29,987
Work-in-process	129,642	119,681
Finished Goods	104,875	105,005
Other	1,065	1,115
	$263,236	$255,788

Note 4.   Income Taxes

Income tax expense for the three and nine months ended June 30, 2012 and 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended June 30, 2013 was 33.8% compared to 35.3% in the same period of fiscal 2012. The effective tax rate for the nine months ended June 30, 2013 was 32.3% compared to 34.7% in the same period of fiscal 2012. The decrease in the nine month effective tax rate is attributable to a reversal of certain tax reserves no longer required and a change in law in the state of California related to apportionment.  This change resulted in an increase to the deferred tax asset which caused a favorable impact on the effective tax rate.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2012 and 2013 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2012	2013	2012	2013	2012	2013	2012	2013
Service cost	$1,000	$1,220	$72	$97	$3,001	$3,661	$218	$291
Interest cost	2,567	2,556	1,146	1,082	8,115	7,751	3,436	3,246
Expected return	(2,537)	(3,138)	—	—	(8,102)	(9,500)	—	—
Amortizations	2,436	2,727	(749)	(518)	7,359	8,198	(2,243)	(1,553)
Net periodic benefit cost	$3,466	$3,365	$469	$661	$10,373	$10,110	$1,411	$1,984

The Company contributed $11,250 to Company-sponsored domestic pension plans, $3,150 to its other post-retirement benefit plans and $703 to the U.K. pension plan for the nine months ended June 30, 2013.  The Company expects future contributions of $3,750 to its domestic pension plans, $1,850 to its other post-retirement benefit plans and $267 to the U.K. pension plan for the remainder of fiscal 2013.

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, be conducted in order to further evaluate one area of concern and one solid waste management unit. The Facility Investigation commenced in fiscal 2008 and is ongoing.

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

On August 3, 2012, the Company received an information request from the United States Environmental Protection

Agency. The information requested relates to the Company’s compliance with laws relating to air quality.  The Company has responded to the request and is awaiting further communication from the agency.

As of September 30, 2012 and June 30, 2013, the Company has accrued $1,071 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30-year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,254 which was then discounted using an appropriate discount rate.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services to the extent TIMET places orders for such services during the term of the agreement (20 years) at prices established by the terms of the agreement.  TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity.  In addition to the volume commitment, the Company has granted TIMET a security interest in its four-high steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements.  The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing).  The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.  The agreement contains certain default provisions which could result in contract termination and damages, including the Company being required to return the unearned portion of the upfront fee.  The up-front fee received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the year ended September 30, 2012 because the fair value exceeded the carrying values. The Company also has non-compete agreements with remaining lives of 2 years.

Amortization of the patents, non-competes and other intangibles was $104 for the three months ended June 30, 2012 and 2013, and $319 and $312 for the nine months ended June 30, 2012 and 2013, respectively.

The following represents a summary of intangible assets at September 30, 2012 and June 30, 2013:

September 30, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,891)	$1,776
Trademarks	3,800	—	3,800
Non-compete	1,090	(900)	190
Other	330	(79)	251
	$13,887	$(7,870)	$6,017

June 30, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,463)	$1,567
Trademarks	3,800	—	3,800
Non-compete	500	(363)	137
Other	330	(129)	201
	$8,660	$(2,955)	$5,705

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2013 (remainder of fiscal year)	104
2014	416
2015	393
2016	332
2017	279
Thereafter	381

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share data)	2012	2013	2012	2013
Numerator:
Net income	$13,732	$5,297	$37,326	$17,568
Less amount allocable to participating securities	(123)	(41)	(335)	(138)
Net income available for basic shareholders	13,609	5,256	36,991	17,430
Adjustment for dilutive potential common shares	1	—	2	—
Net income available for diluted common shares	$13,610	$5,256	$36,993	$17,430
Denominator:
Weighted average shares - Basic	12,175,935	12,235,842	12,137,237	12,219,793
Adjustment for dilutive potential common shares	64,600	40,121	74,588	42,566
Weighted average shares - Diluted	12,240,535	12,275,963	12,211,825	12,262,359

Basic net income per share	$1.12	$0.43	$3.05	$1.43
Diluted net income per share	$1.11	$0.43	$3.03	$1.42

Number of stock option shares excluded as their effect would be anti-dilutive	80,380	156,540	80,380	175,317

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

On November 20, 2012,  November 26, 2012, and December 10, 2012, the Company granted 31,950, 3,000 and 1,100 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee of the Company and (b) the Company has met a three-year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $47.96, $47.62 and $48.39 per share, respectively, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2012	111,000	$42.32
Granted	36,050	$47.94
Forfeited / Canceled	(11,800)	$42.23
Vested	(38,500)	$34.00
Unvested at June 30, 2013	96,750	$47.74
Expected to vest	96,750	$47.74

Compensation expense related to restricted stock for the three months ended June 30, 2012 and 2013 was $387 and $379, respectively, and for the nine months ended June 30, 2012 and 2013 was $1,129 and $882, respectively. The remaining unrecognized compensation expense at June 30, 2013 was $2,331, to be recognized over a weighted average period of 1.51 years.

In the nine months ended June 30, 2013, the Company repurchased 9,993 shares of stock from employees at an average purchase price per share of $50.51 to satisfy required withholding taxes on stock-based compensation.

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

On November 20, 2012 and December 10, 2012, the Company granted 35,600 and 1,800 options, respectively, at an exercise price of $47.96 and $48.39, respectively, the fair market value of the Company’s common stock the day of the grant. During the first nine months of fiscal 2013, 30,545 options were exercised and 33,967 options were forfeited/canceled.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2012 and 2013 was $130 and $107, respectively, and for the nine months ended June 30, 2012 and 2013 was $431 and $316, respectively.  The remaining unrecognized compensation expense at June 30, 2013 was $630, to be recognized over a weighted average vesting period of 1.39 years.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2013:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2012	318,776		$44.05
Granted	37,400		$47.98
Exercised	(30,545)		$19.57
Canceled	(33,967)		$59.11
Outstanding at June 30, 2013	291,664	$2,080	$45.36	5.42 yrs.
Vested or expected to vest	283,214	$2,419	$45.30	5.33 yrs.
Exercisable at June 30, 2013	233,962	$2,386	$44.51	4.55 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	1.17	32,207	32,207
March 31, 2006	31.00	2.75	10,000	10,000
March 30, 2007	72.93	3.75	47,500	47,500
March 31, 2008	54.00	4.75	58,000	58,000
October 1, 2008	46.83	5.25	20,000	20,000
March 31, 2009	17.82	5.75	20,089	20,089
January 8, 2010	34.00	6.50	25,801	25,801
November 24, 2010	40.26	7.42	20,967	13,800
November 25, 2011	55.88	8.42	19,700	6,565
November 20, 2012	47.96	9.42	35,600	—
December 10, 2012	48.39	9.42	1,800	—
			291,664	233,962

Note 11.    Dividend

In the third quarter of fiscal 2013, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 17, 2013 to stockholders of record at the close of business on June 3, 2013.  The dividend cash pay-out was approximately $2,713 for the quarter based on the number of shares outstanding. For the nine months ended June 30, 2013, dividend cash payouts were $8,136.

On August 8, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 16, 2013 to stockholders of record at the close of business on September 3, 2013.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2013:

	September 30, 2012
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$46,740	$—	$—	$46,740
U.S. Pension plan assets
U.S. common stock mutual fund	30,239	—	—	30,239
Common /collective funds
Bonds	—	62,554	—	62,554
Short-term money market	—	6,762	—	6,762
U.S. common stock	—	59,677	—	59,677
International equity	—	7,053	—	7,053
	30,239	136,046	—	166,285
U.K. Plan Assets
Equity funds	6,322	—	—	6,322
Bond funds	7,297	—	—	7,297
Other funds	2,107	—	—	2,107
	15,726	—	—	15,726
Total pension plan assets	45,965	136,046	—	182,011
Total fair value	$92,705	$136,046	$—	$228,751

	June 30, 2013
	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$43,566	$—	$—	$43,566
U.S. Pension plan assets
U.S. common stock mutual fund	35,868	—	—	35,868
Common /collective funds
Bonds	—	73,954	—	73,954
Short-term money market	—	2,739	—	2,739
U.S. common stock	—	60,137	—	60,137
International equity	—	7,542	—	7,542
	35,868	144,372	—	180,240
U.K. Plan Assets
Equity funds	6,772	—	—	6,772
Bond funds	1,705	—	—	1,705
Other funds	7,763	—	—	7,763
	16,240	—	—	16,240
Total pension plan assets	52,108	144,372	—	196,480
Total fair value	$95,674	$144,372	$—	$240,046

The Company had no Level 3 assets as of September 30, 2012 or June 30, 2013.

Note 13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2013	$(75,262)	$(24,778)	$(1,451)	$(101,491)
Other comprehensive income (loss) before classifications	—	—	240	240
Amounts reclassified from accumulated other comprehensive income (loss)	5,314	(1,010)	—	4,304
Net current-period other comprehensive income (loss)	5,314	(1,010)	240	4,544
Accumulated other comprehensive income (loss) as of June 30, 2013	$(69,948)	$(25,788)	$(1,211)	$(96,947)

	Nine Months Ended June 30, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2012	$(75,262)	$(24,778)	$949	$(99,091)
Other comprehensive income (loss) before classifications	—	—	(2,160)	(2,160)
Amounts reclassified from accumulated other comprehensive income (loss)	5,314	(1,010)	—	4,304
Net current-period other comprehensive income (loss)	5,314	(1,010)	(2,160)	2,144
Accumulated other comprehensive income (loss) as of June 30, 2013	$(69,948)	$(25,788)	$(1,211)	$(96,947)

Reclassifications out of Accumulated Other Comprehensive Income

	Three and Nine Months Ended June 30, 2013
	Pension Plan	Postretirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs	$(606)	$4,342	$3,736	(a)
Actuarial (losses)	(7,570)	(2,788)	(10,358)	(a)
Total before tax	(8,176)	1,554	(6,622)
Tax (expense) or benefit	2,862	(544)	2,318	Provision for income taxes
Total reclassification for the period	$(5,314)	$1,010	$(4,304)

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

The total amount reclassified from Accumulated Other Comprehensive Income during the three months ended June 30, 2013 of $4,304 included $2,870 which relates to the period ended March 31, 2013.

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

Volumes, Competition and Pricing

The Company continues to experience lower volumes, lower nickel prices and increased price competition in the marketplace relative to fiscal 2012, particularly in commodity-type alloys in mill-direct project business. This competition continues to require the Company to aggressively price project business orders in these markets, which has unfavorably impacted the Company’s gross profit margin and net income.  With reduced mill-direct lead times, downward pressure on prices for service center transactional business also continues to occur.  The lower volumes processed through the mill also reduce absorption of fixed costs resulting in additional margin compression. Cost reduction efforts are being implemented along with careful review of discretionary spending.

Capital Investment

Even though the markets in which the Company participates are currently experiencing a period of lower demand, management continues to believe in the long-term growth potential of the aerospace, land-based gas turbine and chemical processing markets. Therefore, the Company is continuing to implement its strategy regarding the previously announced capital investment projects in line with plans to meet the expected long-term growth requirements of those target markets.

An initiative has been implemented that is designed to delay spending on non-strategic projects.  Each planned capital project has been analyzed to determine if, given the Company’s current lower business volumes, the timing of project execution is proper. As a result of this analysis, the forecasted capital expenditures have been reduced from $70 million to approximately $48 million for fiscal year 2013. Capital investment in the third quarter of fiscal 2013 was approximately $10.9 million, which brings capital investment to approximately $33.7 million for the first nine months of fiscal 2013. The forecasts for capital investment in fiscal 2013 and fiscal 2014 are approximately $48.0 million and $50.0 million, respectively.

The actual and planned capital investments of approximately $123.9 million over the three year period of fiscal 2012 through 2014 are expected to allow the Company to increase capacity, enhance product quality, reduce costs and improve working capital management. The Company anticipates that these significant investments will help the Company improve efficiency and meet expected long-term customer demand for increased volume and quality improvements.

Dividends Paid and Declared

In the third quarter of fiscal 2013, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid June 17, 2013 to stockholders of record at the close of business on June 3, 2013.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.8 million on an annualized basis. For the nine months ended June 30, 2013, dividend cash payouts were $8.1 million.

On August 8, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 16, 2013 to stockholders of record at the close of business on September 3, 2013.

Subsequent Event

On July 2, 2013, the membership of United Steelworkers Local 2958 (USW) ratified a five-year agreement covering approximately 505 employees at the Company’s Kokomo, Indiana plant and Lebanon, Indiana service center.  The new agreement succeeded a three-year agreement that ran through June 30, 2013.

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

	Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Backlog (1)
Dollars (in thousands)	$261,811	$264,245	$241,151	$222,870	$211,726	$206,994	$189,628
Pounds (in thousands)	8,547	8,853	7,951	6,866	6,905	7,362	6,185
Average selling price per pound	$30.63	$29.85	$30.33	$32.46	$30.66	$28.12	$30.66

Average nickel price per pound
London Metals Exchange(2)	$8.23	$8.49	$7.50	$7.81	$7.90	$7.59	$6.47

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

Backlog was $189.6 million at June 30, 2013, a decrease of approximately $17.4 million, or 8.4%, from $207.0 million at March 31, 2013. The backlog dollars declined during the third quarter of fiscal 2013 due to a 16.0% decrease in backlog pounds for the quarter, partially offset by a 9.0% increase in backlog average selling price.  The reduction in the backlog during the third quarter resulted from reduced order entry volumes and a change in mix of products in the backlog.

Management believes that destocking continues in the supply chain causing lower order entry volumes. In addition, customers continue to exercise caution in making purchases due to the decreasing cost of nickel.  The backlog for the land-based gas turbine and chemical processing markets declined in the third quarter of fiscal 2013. The backlog for the aerospace market was comparable to that of the third quarter of fiscal 2013.

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

	Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net revenues (in thousands)
Aerospace	$52,726	$61,901	$55,908	$59,378	$52,272	$49,319	$51,015
Chemical processing	29,688	37,833	32,565	34,553	26,287	33,895	31,824
Land-based gas turbines	30,104	32,167	27,971	28,940	22,628	30,248	24,199
Other markets	12,721	23,082	21,280	24,477	10,618	12,034	14,677
Total product revenue	125,239	154,983	137,724	147,348	111,805	125,496	121,715
Other revenue	3,612	3,899	3,850	2,906	2,495	3,705	1,872
Net revenues	$128,851	$158,882	$141,574	$150,254	$114,300	$129,201	$123,587

Shipments by markets (in thousands of pounds)
Aerospace	1,970	2,421	2,175	2,368	2,116	1,981	2,077
Chemical processing	1,121	1,500	1,304	1,358	986	1,429	1,386
Land-based gas turbines	1,585	1,771	1,559	1,605	1,261	1,809	1,599
Other markets	456	782	673	739	322	362	478
Total shipments	5,132	6,474	5,711	6,070	4,685	5,581	5,540

Average selling price per pound
Aerospace	$26.76	$25.57	$25.70	$25.08	$24.70	$24.90	$24.56
Chemical processing	26.48	25.22	24.97	25.44	26.66	23.72	22.96
Land-based gas turbines	18.99	18.16	17.94	18.03	17.94	16.72	15.13
Other markets	27.90	29.52	31.62	33.12	32.98	33.24	30.71
Total product (excluding other revenue)	24.40	23.94	24.12	24.27	23.86	22.49	21.97
Total average selling price (including other revenue)	25.11	24.54	24.79	24.75	24.40	23.15	22.31

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

	Comparison by Quarter of Gross Profit and Gross Profit Margin Percentage for Fiscal 2012 and 2013
	Quarter Ended
(dollars in thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net Revenues	$128,851	$158,882	$141,574	$150,254	$114,300	$129,201	$123,587
Gross Profit	$23,491	$34,535	$32,389	$30,425	$18,774	$20,084	$18,605
Gross Profit Margin %	18.2%	21.7%	22.9%	20.2%	16.4%	15.5%	15.1%

The third quarter of fiscal 2013 revenue and gross profit was lower than the second quarter of fiscal 2013, including a decline in the gross profit margin percentage. Net revenues decreased by $5.6 million from the second quarter of fiscal 2013, volume decreased by 0.04 million pounds and net income decreased by $1.1 million. Average selling price per pound continues to be negatively impacted by lower nickel prices, increased competition and lower value mix.

Outlook

Guidance

Due to the recent lower order entry volumes and pricing, management currently expects that net income for the fourth quarter of fiscal 2013 to be lower than the net income for the third quarter of fiscal 2013. Net income is expected to continue to be unfavorably impacted by lower volumes and weaker pricing similar to that experienced during the second and third quarters.  Visibility in the marketplace remains poor and, based upon continued economic uncertainty, level of bookings to date and feedback from key customers, management does not anticipate a recovery during the fourth quarter of fiscal 2013.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $299.3 million at June 30, 2013, a decrease of $12.0 million or 3.8% from $311.2 million at September 30, 2012. This decrease of $12.0 million resulted from accounts receivable decreasing by $10.4 million and inventory decreasing by $7.4 million partially offset by accounts payable and accrued expenses decreasing by $5.8 million from the end of the fourth quarter of fiscal 2012. Improvement is expected in working capital as a percentage of net revenues in the fourth quarter of fiscal 2013 primarily driven by expected further decreases in inventory.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2013

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	June 30,				Change
($ in thousands)	2012		2013		Amount	%
Net revenues	$141,574	100.0%	$123,587	100.0%	$(17,987)	(12.7)%
Cost of sales	109,185	77.1%	104,982	84.9%	(4,203)	(3.8)%
Gross profit	32,389	22.9%	18,605	15.1%	(13,784)	(42.6)%
Selling, general and administrative expense	10,382	7.3%	9,761	7.9%	(621)	(6.0)%
Research and technical expense	835	0.6%	853	0.7%	18	2.2%
Operating income	21,172	15.0%	7,991	6.5%	(13,181)	(62.3)%
Interest income	(57)	0.0%	(29)	0.0%	28	(49.1)%
Interest expense	19	0.0%	18	0.0%	(1)	(5.3)%
Income before income taxes	21,210	15.0%	8,002	6.5%	(13,208)	(62.3)%
Provision for income taxes	7,478	5.3%	2,705	2.2%	(4,773)	(63.8)%
Net income	$13,732	9.7%	$5,297	4.3%	$(8,435)	(61.4)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Three Months Ended June 30,		Change
	2012	2013	Amount	%
Net revenues (in thousands)
Aerospace	$55,908	$51,015	$(4,893)	(8.8)%
Chemical processing	32,565	31,824	(741)	(2.3)%
Land-based gas turbines	27,971	24,199	(3,772)	(13.5)%
Other markets	21,280	14,677	(6,603)	(31.0)%
Total product revenue	137,724	121,715	(16,009)	(11.6)%
Other revenue	3,850	1,872	(1,978)	(51.4)%
Net revenues	$141,574	$123,587	$(17,987)	(12.7)%

Pounds by market (in thousands)
Aerospace	2,175	2,077	(98)	(4.5)%
Chemical processing	1,304	1,386	82	6.3%
Land-based gas turbines	1,559	1,599	40	2.6%
Other markets	673	478	(195)	(29.0)%
Total shipments	5,711	5,540	(171)	(3.0)%

Average selling price per pound
Aerospace	$25.70	$24.56	$(1.14)	(4.4)%
Chemical processing	24.97	22.96	(2.01)	(8.0)%
Land-based gas turbines	17.94	15.13	(2.81)	(15.7)%
Other markets	31.62	30.71	(0.91)	(2.9)%
Total product (excluding other revenue)	24.12	21.97	(2.15)	(8.9)%
Total average selling price (including other revenue)	24.79	22.31	(2.48)	(10.0)%

Net Revenues. Net revenues were $123.6 million in the third quarter of fiscal 2013, a decrease of 12.7% from $141.6 million in the same period of fiscal 2012.   Volume was 5.5 million pounds in the third quarter of fiscal 2013, a decrease of 3.0% from 5.7 million pounds in the same period of fiscal 2012.  The aggregate average selling price was $22.31 per pound in the third quarter of fiscal 2013, a decrease of 10.0% from $24.79 per pound in the same period of fiscal 2012.  Average selling price decreased due to lower raw material prices, a lower-value product mix, a higher level of competition and reduced customer demand as a result of uncertain economic conditions.  The Company’s consolidated backlog was $189.6 million at June 30, 2013, a decrease of 8.4% from $207.0 million at March 31, 2013.  This decrease reflects a 16.0% decrease in backlog pounds partially offset by a 9.0% increase in backlog average selling price.

Sales to the aerospace market were $51.0 million in the third quarter of fiscal 2013, a decrease of 8.8% from $55.9 million in the same period of fiscal 2012, due to a 4.4% decrease in the average selling price per pound combined with a 4.5% decrease in volume. The decrease in volume is due to destocking of inventory within the supply chain and customers delaying orders as the price of nickel declined.  The average selling price decline reflects both the decline in raw material prices and competitive downward pressure on prices.

Sales to the chemical processing market were $31.8 million in the third quarter of fiscal 2013, a decrease of 2.3% from $32.6 million in the same period of fiscal 2012, due to an 8.0% decrease in the average selling price per pound partially offset by a 6.3% increase in volume.  The increased volume resulted from a project that shipped during the quarter.  The decreased average selling price reflects continued competition, a change in product mix and lower-cost raw materials. Project delays by our customers and weak demand continue to negatively affect our sales to the chemical processing industry.

Sales to the land-based gas turbine market were $24.2 million in the third quarter of fiscal 2013, a decrease of 13.5% from $28.0 million for the same period of fiscal 2012, due to a decrease of 15.7% in the average selling price per pound partially offset by a 2.6% increase in volume. The increase in volume reflects improved original equipment manufacturer activity and higher levels of maintenance spending by our customers. The decrease in average selling price reflected lower raw material costs and continued competition in this market.

Sales to other markets were $14.7 million in the third quarter of fiscal 2013, a decrease of 31.0% from $21.3 million in the same period of fiscal 2012, due to a 29.0% decrease in volume combined with a 2.9% decrease in average selling price.  The decrease in volume is due to the project-oriented nature of these markets, with one particular oil & gas project from fiscal 2012 not repeating in fiscal 2013.  The decrease in the average selling price reflects a change to a lower-value product mix shipped into the other markets in the third quarter of fiscal 2013.

Other Revenue. Other revenue was $1.9 million in the third quarter of fiscal 2013, a decrease of 51.4% from $3.9 million in the same period of fiscal 2012. The decrease is due to lower toll conversion and lower miscellaneous sales driven by weaker customer demand.

Cost of Sales. Cost of sales was $105.0 million, or 84.9% of net revenues, in the third quarter of fiscal 2013 compared to $109.2 million, or 77.1% of net revenues, in the same period of fiscal 2012. Cost of sales in the third quarter of fiscal 2013 decreased by $4.2 million as compared to the same period of fiscal 2012 primarily due to lower volume.

Gross Profit.  As a result of the above factors, gross profit was $18.6 million for the third quarter of fiscal 2013, a decrease of $13.8 million, or 42.6%, from the same period of fiscal 2012. Gross profit as a percentage of net revenue was 15.1% in the third quarter of fiscal 2013 as compared to 22.9% in the same period of fiscal 2012.

Selling, General and Administrative Expense. Selling, general and administrative expense was $9.8 million for the third quarter of fiscal 2013, a decrease of $0.6 million, or 6.0%, from $10.4 million in the same period of fiscal 2012 primarily due to reduced costs for incentive compensation programs.  Selling, general and administrative expenses as a percentage of net revenues increased to 7.9% for the third quarter of fiscal 2013 compared to 7.3% for the same period of fiscal 2012 due to decreased revenues.

Research and Technical Expense. Research and technical expense was $0.9 million, or 0.7% of revenue, for the third quarter of fiscal 2013 compared to $0.8 million, or 0.6% of revenue, for the third quarter of fiscal 2012.

Operating Income. As a result of the above factors, operating income in the third quarter of fiscal 2013 was $8.0 million, a decrease of 62.3% compared to operating income of $21.2 million in the same period of fiscal 2012.

Income Taxes. Income taxes were an expense of $2.7 million in the third quarter of fiscal 2013, a decrease of $4.8 million from an expense of $7.5 million in the same period of fiscal 2012.  The effective tax rate for the third quarter of fiscal 2013 was 33.8%, compared to 35.3% in the same period of fiscal 2012. The decrease in the tax rate was primarily due to the reversal of certain tax reserves no longer required.

Net Income. As a result of the above factors, net income in the third quarter of fiscal 2013 was $5.3 million, a decrease of $8.4 million, or 61.4%, from net income of $13.7 million in the same period of fiscal 2012.

Results of Operations for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2013

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended
	June 30,				Change
($ in thousands)	2012		2013		Amount	%
Net revenues	$429,307	100.0%	$367,088	100.0%	$(62,219)	(14.5)%
Cost of sales	338,892	78.9%	309,625	84.3%	(29,267)	(8.6)%
Gross profit	90,415	21.1%	57,463	15.7%	(32,952)	(36.4)%
Selling, general and administrative expense	30,885	7.2%	28,986	7.9%	(1,899)	(6.1)%
Research and technical expense	2,414	0.6%	2,563	0.7%	149	6.2%
Operating income	57,116	13.3%	25,914	7.1%	(31,202)	(54.6)%
Interest income	(152)	0.0%	(83)	0.0%	69	(45.4)%
Interest expense	69	0.0%	52	0.0%	(17)	(24.6)%
Income before income taxes	57,199	13.3%	25,945	7.1%	(31,254)	(54.6)%
Provision for income taxes	19,873	4.6%	8,377	2.3%	(11,496)	(57.8)%
Net income	$37,326	8.7%	$17,568	4.8%	$(19,758)	(52.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Nine Months Ended June 30,		Change
	2012	2013	Amount	%
Net revenues (in thousands)
Aerospace	$170,535	$152,606	$(17,929)	(10.5)%
Chemical processing	100,086	92,006	(8,080)	(8.1)%
Land-based gas turbines	90,242	77,075	(13,167)	(14.6)%
Other markets	57,083	37,329	(19,754)	(34.6)%
Total product revenue	417,946	359,016	(58,930)	(14.1)%
Other revenue	11,361	8,072	(3,289)	(28.9)%
Net revenues	$429,307	$367,088	$(62,219)	(14.5)%

Pounds by market (in thousands)
Aerospace	6,566	6,174	(392)	(6.0)%
Chemical processing	3,925	3,801	(124)	(3.2)%
Land-based gas turbines	4,915	4,669	(246)	(5.0)%
Other markets	1,911	1,162	(749)	(39.2)%
Total shipments	17,317	15,806	(1,511)	(8.7)%

Average selling price per pound
Aerospace	$25.97	$24.72	$(1.25)	(4.8)%
Chemical processing	25.50	24.21	(1.29)	(5.1)%
Land-based gas turbines	18.36	16.51	(1.85)	(10.1)%
Other markets	29.87	32.12	2.25	7.5%
Total product (excluding other revenue)	24.14	22.71	(1.43)	(5.9)%
Total average selling price (including other revenue)	24.79	23.22	(1.57)	(6.3)%

Net Revenues. Net revenues were $367.1 million in the first nine months of fiscal 2013, a decrease of 14.5% from $429.3 million in the same period of fiscal 2012, due to decreases in both volume and average selling price per pound.   Volume was 15.8 million pounds in the first nine months of fiscal 2013, a decrease of 8.7% from 17.3 million pounds in the same period of fiscal 2012.  The aggregate average selling price was $23.22 per pound in the first nine months of fiscal 2013, a decrease of 6.3% from $24.79 per pound in the same period of fiscal 2012.  Average selling price decreased due to reduced customer demand, lower raw material prices, increased competition and lower-value product mix.  The Company’s consolidated backlog was $189.6 million at June 30, 2013, a decrease of 14.9% from $222.9 million at September 30, 2012.  The decline in backlog is due to the backlog pounds declining by 9.9% combined with average selling price decreasing by 5.5% .

Sales to the aerospace market were $152.6 million in the first nine months of fiscal 2013, a decrease of 10.5% from $170.5 million in the same period of fiscal 2012, due to a 6.0% decrease in volume combined with a 4.8% decrease in the average selling price per pound. The decrease in the average selling price per pound reflects competitive downward pressure on selling prices and lower raw material costs.  The decline in volume is due to customers delaying orders as the price of nickel decreases and continued adjustments of inventory within the supply chain.

Sales to the chemical processing market were $92.0 million in the first nine months of fiscal 2013, a decrease of 8.1% from $100.1 million in the same period of fiscal 2012, due to a 5.1% decrease in average selling price per pound combined with a 3.2% decrease in volume.  The changes in average selling price and volume are predominately due to lower customer demand, lower-value product mix and a lack of large projects caused by spending delays in the chemical processing industry.

Sales to the land-based gas turbine market were $77.1 million in the first nine months of fiscal 2013, a decrease of 14.6% from $90.2 million for the same period of fiscal 2012, due to a decrease of 10.1% in the average selling price per pound combined with a 5.0% decrease in volume. The decline in volume is due primarily to lower activity of new builds by original equipment manufacturers.  The decrease in average selling price is due to increased competition and lower raw material costs.

Sales to other markets were $37.3 million in the first nine months of fiscal 2013, a decrease of 34.6% from $57.1 million in the same period of fiscal 2012, due to a 39.2% decrease in volume partially offset by a 7.5% increase in average selling price per pound.  The increase in average selling price reflects a change to a mix of higher-value alloys and forms sold into the other market category.  The decrease in volume is due to the project-oriented nature of these markets, with one particular oil & gas project not repeating in fiscal 2013 and customers delaying orders due to the decreasing cost of nickel.

Other Revenue. Other revenue was $8.1 million in the first nine months of fiscal 2013, a decrease of 28.9% from $11.4 million in the same period of fiscal 2012 due to reduced levels of toll conversion and miscellaneous sales.

Cost of Sales. Cost of sales was $309.6 million, or 84.3% of net revenues, in the first nine months of fiscal 2013 compared to $338.9 million, or 78.9% of net revenues, in the same period of fiscal 2012.  Cost of sales in the first nine months of fiscal 2013 decreased by $29.3 million as compared to the same period of fiscal 2012 due to lower volume and a lower-value product mix.

Gross Profit.  As a result of the above factors, gross profit was $57.5 million for the first nine months of fiscal 2013, a decrease of $33.0 million, or 36.4%, from the same period of fiscal 2012. Gross profit as a percentage of net revenue was 15.7% in the first nine months of fiscal 2013 as compared to 21.1% in the same period of fiscal 2012.

Selling, General and Administrative Expense. Selling, general and administrative expense was $29.0 million for the first nine months of fiscal 2013, a decrease of $1.9 million, or 6.1%, from $30.9 million in the same period of fiscal 2012.  Selling, general and administrative expense reductions were primarily due to reduced costs for incentive compensation programs.  Selling, general and administrative expenses as a percentage of net revenues increased to 7.9% for the first nine months of fiscal 2013 compared to 7.2% for the same period of fiscal 2012 primarily due to decreased revenues.

Research and Technical Expense. Research and technical expense was $2.6 million, or 0.7% of revenue, for the first nine months of fiscal 2013 compared to $2.4 million, or 0.6% of net revenues, in the same period of fiscal 2012.

Operating Income. As a result of the above factors, operating income in the first nine months of fiscal 2013 was $25.9 million, a decrease of 54.6% compared to operating income of $57.1 million in the same period of fiscal 2012.

Income Taxes. Income taxes were an expense of $8.4 million in the first nine months of fiscal 2013, a decrease of $11.5 million from $19.9 million in the same period of fiscal 2012.  The effective tax rate for the first nine months of fiscal 2013 was 32.3%, compared to 34.7% in the same period of fiscal 2012.  The decrease in the effective tax rate was primarily due to the reversal of certain tax reserves no longer required and a change in California tax law that took effect in November 2012, which increased the deferred tax asset and lowered tax expense for the first quarter of fiscal 2013 by $0.6 million.

Net Income. As a result of the above factors, net income in the first nine months of fiscal 2013 was $17.6 million, a decrease of $19.8 million, or 52.9%, from net income of $37.3 million in the same period of fiscal 2012.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

During the first nine months of fiscal 2013, the Company’s primary sources of liquidity were cash on-hand and cash from operations, as detailed below.  At June 30, 2013, the Company had cash and cash equivalents of $43.6 million compared to cash and cash equivalents of $46.7 million at September 30, 2012.

Net cash provided by operating activities was $38.2 million in the first nine months of fiscal 2013 compared to net cash provided by operating activities of $14.0 million in the same period of fiscal 2012.  Items contributing to the difference include cash provided by lower inventory of $5.5 million versus $41.4 million of cash used by inventory in the same period of fiscal 2012. Cash provided by operations was unfavorably impacted by the reduction in net income to $17.6 million from $37.3 million in the same period of fiscal 2012. Net cash used in investing activities was $33.7 million in the first nine months of fiscal 2013 compared to $17.1 million in the first nine months of fiscal 2012 as a result of higher capital expenditures.  Net cash used in financing activities was $7.5 million in the first nine months of fiscal 2013 compared to $5.3 million in the first nine months of fiscal 2012. Cash used in financing activities included dividend payments of $8.1 million during the first nine months of fiscal 2012 and 2013.

Future Sources of Liquidity

The Company’s sources of liquidity for fiscal 2013 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At June 30, 2013, the Company had cash of $43.6 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company’s option at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2013, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. As of June 30, 2013, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 of the notes to Consolidated Financial Statements, Part I of this report). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future Uses of Liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital investment;

•                  Pension plan funding; and

•                  Dividends to stockholders.

In the first nine months of fiscal 2013, the Company had capital investment of $33.7 million. The Company is currently forecasting capital investment of $48.0 million for fiscal 2013.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Contractual Obligations(1)
Credit facility fees(2)	$1,032	$340	$680	$12	$—
Operating lease obligations	9,503	2,987	3,480	1,987	1,049
Capital lease obligations	201	33	66	66	36
Raw material contracts	57,774	48,336	9,438	—	—
Mill supplies contracts	17	17	—	—	—
Capital projects	40,641	40,641	—	—	—
Environmental post-closure monitoring	980	—	—	—	980
External product conversion source	3,050	600	1,200	1,200	50
Pension plan(3)	82,514	15,970	30,000	22,751	13,793
Non-qualified pension plan	837	95	190	190	362
Other postretirement benefits(4)	50,000	5,000	10,000	10,000	25,000
Total	$246,549	$114,019	$55,054	$36,206	$41,270

(1)             Taxes are not included in the table.

(2)             As of June 30, 2013, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the lenders for unused line fees and quarterly management fees.

(3)             The Company has a funding obligation to contribute $81,544 to the domestic pension plan and expects its U.K. subsidiary to contribute $970 in less than one year to the U.K. Pension Plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(4)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2013; however, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2012.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2013, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Effective January 1, 2013 the Company’s direct and indirect European subsidiaries implemented Microsoft Dynamics AX ERP information technology solution. The implementation of these ERP modules and the related workflow capabilities resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls is ongoing. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

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

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: August 8, 2013

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 8, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

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