Form 10-K
period 2013-09-30
HAYNES INTERNATIONAL INC
filed 2013-11-21
CIK 858655

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $571,693,391 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         12,332,592 shares of Haynes International, Inc. common stock were outstanding as of November 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 24, 2014 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2014 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company's control.

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

 Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 61% of net product revenues in fiscal 2013. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated. In fiscal 2013, approximately 77% of the Company's net revenue was generated by its direct sales organization, and the remaining 23% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

        The address of the Company's website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company's website date back to February 3, 2011. For all filings made prior to that date, the Company's website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company's website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K. For a statement of the Company's profits and losses and total assets, please see the financial statements of the Company included in Item 8 of this Annual Report on Form 10-K.

Business Strategy

        The Company's goal is to grow its business and increase revenues and profitability while continuing to be its customers' provider of choice for high-performance alloys. The Company pursues this goal by taking advantage of its diverse product offerings and service capabilities to penetrate end markets, provide value-added services, deliver innovative products and applications and lowering costs through strategic investment in manufacturing facilities.

  •
  Increase revenues by providing value-added processing services.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company's service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value-added services such as laser, plasma and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers often enable the Company to obtain a selling price advantage. The Company is planning to spend approximately $24 million over the course of fiscal 2014 and 2015 to enhance and restructure its service center operations.

  •
  Increase revenue by developing new products and new applications for existing alloys and expanding into new markets.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers' specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high-performance alloys. Since fiscal 2000, the Company's technical programs have yielded eight new proprietary alloys; an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

    In recent years the Company's revenues have been derived primarily from the aerospace, chemical processing and land-based gas turbine industries. Through development of new alloys and new applications for existing alloys, the Company is looking to develop additional markets which will generate new revenue streams. The Company believes that the oil and gas, renewable energy (such as solar) flue-gas desulphurization, automotive, heat treatment and nuclear industries all present opportunities for its products.

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

  •
  Capitalize on strategic equipment investment.  The Company expects to continue to improve operations through ongoing capital investment in manufacturing facilities and equipment including information technology. Ongoing investment in equipment has significantly improved the Company's operations by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality and working capital management. Management believes that the Company's capital investments will enable it to continue to satisfy long-term customer demand for value-added products that meet increasingly precise specifications. For additional discussion of capital spending, see "Summary of Capital Spending" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained elsewhere in this Annual Report on Form 10-K.

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

        In November 2005, Haynes acquired certain assets of the Branford Wire Company, including a facility that manufactured both stainless steel wire and high-performance alloy wire. The Company primarily produces high-performance alloy wire at the Haynes Wire Company, in Mountain Home, North Carolina.

        On March 23, 2007, the Company completed an equity offering, which resulted in the issuance of 1,200,000 shares of its common stock. Simultaneously the Company listed its common stock on the NASDAQ Global Market. The Company began paying a dividend in fiscal 2010.

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2011, 2012 and 2013, HTA products accounted for approximately 76%, 73% and 74% of the Company's net revenues, respectively; and sales of the Company's CRA products accounted for approximately 24%, 27% and 26% of the Company's net revenues, respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

(3)
Patent filing date.

Patents and Trademarks

        The Company currently maintains a total of approximately 17 U.S. patents and applications and approximately 195 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded eight new proprietary alloys, four of which are currently commercially available and four of which are being scaled-up to be brought to market. The alloys being commercialized saw significant further advancement in the process during fiscal 2013. HAYNES 282 alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a U.S. patent issued in 2011. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The alloy has also been specified into a major aerospace engine component. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.

        For the chemical processing industry, HASTELLOY G-35 alloy has found extensive applications, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY C-22HS alloy also continued in fiscal 2013. The Company continues to provide customers with samples of this alloy and making technical presentations. Testing and evaluation of the alloy is ongoing with special emphasis on applications for the oil and gas market. Two major orders were received and shipped for HASTELLOY C-22HS alloy for oil and gas applications. One of those orders was shipped in fiscal 2011, and the second shipped in fiscal 2012. The Company believes that the alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. In addition to HAYNES 282 alloy, HASTELLOY G-35 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for HASTELLOY HYBRID-BC1® alloy. This alloy is a CRA product with potential applications in the chemical processing industry that has demonstrated resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to develop applications for new alloys not yet ready to begin the commercialization process. Two new high-temperature alloys, HAYNES NS-163 alloy (U.S. patent granted in 2011) and HAYNES HR-224® alloy (U.S. patent application filed in 2008 and granted in 2013), are in the scale-up phase. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2013, with test marketing initiated in early 2009. HAYNES HR-224 alloy is an HTA product with superior resistance to oxidation. Scale up of this alloy is continuing and test marketing was initiated in fiscal 2010. A U.S. patent application was filed in fiscal 2012 and granted in 2013 for HAYNES 244 alloy. This alloy has potential in aerospace and land-based gas turbines. It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion. Scale-up of this alloy began in fiscal 2011 and is ongoing. Most recently, HAYNES HR-235TM was introduced in fiscal 2013. This alloy has excellent resistance to metal dusting in carbonaceous high temperature environments. Potential uses include applications in petrochemical production and syngas plants. Scale up of this alloy is well underway and material is currently being evaluated by certain key customers.

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

End Markets

        The global specialty alloy market consists of stainless steels, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Of this total market, the Company competes in the high-performance nickel- and cobalt-based alloy sector. The high-performance alloy market demands diverse specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, the Company believes the high-performance alloy sector provides greater growth potential, higher profit margins and greater opportunities for service, product and price differentiation than stainless steels and general purpose nickel alloys. While stainless steel and general purpose nickel alloy is generally sold in bulk through third-party distributors, the Company's products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

        Aerospace.    The Company has manufactured HTA products for the aerospace market since the late 1930s, and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very precise tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight and develop more fuel efficient designs require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company's direct sales force. Demand for the Company's products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The Company specializes in the static parts included in the hot sections of the jet engine. The hot sections are subjected to substantial wear and tear and accordingly require periodic maintenance, repair and overhaul. The Company views the maintenance, repair and overhaul (MRO) business as an area of continuing long-term growth.

        Chemical Processing.    The chemical processing market represents a large base of customers with diverse CRA applications driven by demand for key end use markets such as automobiles, housing, health care, agriculture and metals production. CRA products supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company's products in this market is driven by the level of MRO and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The North America expansion of manufacturing of natural gas liquids will be a driver of demand in this market. The Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company's direct sales efforts outside of the U.S., provide a competitive advantage in marketing its CRA products in the chemical processing market.

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

        Other Markets.    Other markets to which the Company sells its HTA products and CRA products include flue-gas desulphurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. This market is expected to soften if the trend to switch from coal to natural gas for power plants continues. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products.

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 16 total locations in the U.S., Europe and Asia, 13 of which are service and/or sales centers. All of the Company's service and/or sales centers are operated either directly by the Company or through its wholly-owned subsidiaries. Approximately 77% of the Company's net revenues in fiscal 2013 were generated by the Company's direct sales organization. The remaining 23% of the Company's fiscal 2013 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

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

        The following table sets forth the approximate percentage of the Company's fiscal 2013 net revenues generated through each of the Company's distribution channels.

	From Domestic Locations	From Foreign Locations	Total
Company mill direct/service and sales centers	55%	22%	77%
Independent distributors/sales agents	22%	1%	23%

Total	77%	23%	100%

        The Company's top twenty customers accounted for approximately 38%, 36% and 34% of the Company's net revenues in fiscal 2011, 2012 and 2013, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2011, 2012 or 2013.

        Net revenues and net income in fiscal 2011, 2012 and 2013 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 64%, 60% and 56% of the Company's net revenues in fiscal 2011, 2012 and 2013, respectively. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues and net income will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $198.0 million, $233.0 million, and $214.7 million for fiscal 2011, 2012 and 2013, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Manufacturing Process

        High-performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower-performance alloys, such as stainless steel. The alloying elements in high-performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high-performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower-performance alloy to achieve proper dimensions. Certain alloys may undergo 40 or more distinct stages of melting, remelting, annealing, hot reduction, cold reduction, pickling and testing before they achieve the specifications required by a customer. This longer production cycle contributes to slower inventory turns. The Company manufactures its high-performance alloys in various forms, including sheet, plate, billet/ingot, tubular, wire and other forms. The Company also preforms value-added cutting services to supply certain customers with product cut to their specification.

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

        The Company has a four-high Steckel rolling mill for use in hot rolling high-performance alloys, created specifically for that purpose. The four-high Steckel rolling mill was installed in 1982 and is one of the most powerful four-high Steckel rolling mills in the world. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and six heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

Backlog

        The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the Company's backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the Company's business conducted at its service and sales centers on a spot or "just-in-time" basis. For additional discussion of backlog, see Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in this Annual Report on Form 10-K.

Consolidated Backlog at Fiscal Quarter End

	2009	2010	2011	2012	2013
		(in millions)
1st quarter	$199.7	$110.4	$167.0	$261.8	$211.7
2nd quarter	153.0	124.6	241.7	264.2	207.0
3rd quarter	113.4	130.9	288.6	241.2	189.6
4th quarter	106.7	148.0	273.4	222.9	166.6

Raw Materials

        Raw materials represented 50% of cost of sales in fiscal 2013. Nickel, a major component of many of the Company's products, accounted for approximately 60% of raw material costs, or approximately 30% of total cost of sales in fiscal 2013. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2011, 2012 and 2013, as reported by the London Metals Exchange, was $9.25, $7.81 and $6.25, respectively. Prices for other raw materials which are significant in the manufacture of the Company's products, such as molybdenum, cobalt and chromium, were also lower in fiscal 2013 than in fiscal 2012.

        Although alternative sources of supply are available, the Company currently purchases nickel through an exclusive arrangement with a single supplier to ensure consistent quality and supply. The Company purchases raw materials through various arrangements including fixed-term contracts and spot purchases, which involve a variety of pricing mechanisms. In cases where the Company prices its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel fluctuates rapidly, there may be a favorable or unfavorable effect on the Company's gross profit margins. The Company periodically purchases material forward with certain suppliers. In the event the Company enters into a forward purchase which is not matched to one or more customer contracts with fixed raw material prices or if a customer fails to meet the expected volume levels or the consumption schedule deviates from the expected schedule, a rapid or prolonged decrease in the price of raw materials could adversely affect the Company's operating results.

        The Company values inventory utilizing the first-in, first-out ("FIFO") inventory costing methodology. Under the FIFO inventory costing method, the cost of materials included in cost of sales may be different than the current market price at the time of sale of finished product due to the length of time from the acquisition of the raw material to the sale of the finished product. In a period of decreasing raw material costs, the FIFO inventory valuation method normally results in higher costs of sales as compared to last-in, first out method. Conversely, in a period of rising raw material costs, the FIFO inventory valuation method normally results in lower costs of sales.

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2013, the technology, engineering and technological testing staff consisted of 26 persons, 12 of whom have engineering or science degrees, including 6 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $3.3 million, $3.3 million and $3.5 million for research and technical support activities for fiscal 2011, 2012 and 2013, respectively.

        During fiscal 2013, research and development projects were focused on new alloy development, new product form development and new alloy concept validation, relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing), and power generation.

Competition

        The high-performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company's primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Cast Parts, Allegheny Technologies, Inc. and Outokumpu-VDM. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics or ceramics, that may be substituted for the Company's products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years the Company's domestic business has benefited from a weak U.S. dollar, which makes the goods of foreign competitors more expensive to import into the U.S. In the event that the U.S. dollar continues to strengthen, the Company may face increased competition in the U.S. from foreign competitors.

        During fiscal 2013, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in both markets. Increased competition has required the Company to continually price its products competitively, which has contributed to the reduction in the Company's gross profit margin and net income. When demand begins to improve, price competition in the high-performance alloy industry should begin to ease. The Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and striving to improve delivery-times and reliability.

Employees

        As of September 30, 2013, the Company employed approximately 1,043 full-time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants, and the Lebanon, Indiana service center (approximately 593 in the aggregate) are covered by two collective bargaining agreements. Management believes that current relations with the union are satisfactory.

        On December 21, 2012, the Company entered into a new collective bargaining agreement with the United Steelworkers of America which covers eligible hourly employees at the Company's Arcadia, Louisiana plant. This agreement will expire in December 2015.

        On July 1, 2013, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which will expire in June 2018. The agreement covers eligible hourly employees at the Kokomo, Indiana plant and the Lebanon, Indiana service center.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as a reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance were approximately $2.6 million for fiscal 2013 and are currently expected to be approximately $2.9 million for fiscal 2014. Although there can be no assurance, based upon current information available to the Company, the Company does not currently expect that costs of environmental contingencies, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $0.5 million were made for pollution control improvements during fiscal 2013, with additional expenditures of approximately $1.0 million for similar improvements planned for fiscal 2014.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility and post-closure monitoring and care are permitted and ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements and which was reviewed in fiscal 2012. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

        The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, it is possible that the Company could be required to undertake other corrective action commitments for any other solid waste management unit or other conditions existing or determined to exist at its facilities. As a condition of the post-closure permits, the Company must provide and maintain assurances to IDEM and NCDENR of the Company's capability to satisfy post-closure groundwater monitoring requirements, including possible future corrective action as necessary. The Company provides these required assurances through a statutory financial assurance test as provided by Indiana and North Carolina law.

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

        On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency, or EPA, relating to the Company's compliance with laws relating to air quality. The Company has responded to the request, and there has been no further action by the EPA.

Executive Officers of the Company

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2013. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark M. Comerford	51	President and Chief Executive Officer; Director
Daniel W. Maudlin	47	Vice President—Finance, Treasurer and Chief Financial Officer
Venkat R. Ishwar	61	Vice President—Marketing & Technology
Marlin C. Losch	53	Vice President—Sales & Distribution
Jean C. Neel	54	Vice President—Corporate Affairs
Scott R. Pinkham	46	Vice President—Manufacturing
Gregory M. Spalding	57	Vice President—Tube & Wire Products
David S. Van Bibber	42	Controller and Chief Accounting Officer
Janice C. Wilken	41	Vice President—General Counsel & Corporate Secretary
Jeffrey L. Young	56	Vice President & Chief Information Officer

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

        Mr. Maudlin has served as the Vice President-Finance and Chief Financial Officer of the Company since December 2012. Prior to that, he was Controller and Chief Accounting Officer of the Company from September 2004 to December 2012.

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

        Mr. Van Bibber has served as Controller and Chief Accounting Officer of the Company since December 2012. Prior to joining the Company, Mr. Van Bibber was Director of Finance at Belden, Inc. from 2009 to 2012 and Director of Finance at Zimmer, Inc. from 2006 to 2009.

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

        Since we became an independent company in 1987, we have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In fiscal 2002, 2003, 2009, 2010 and 2013, our net revenues, when compared to the immediately preceding year, declined by approximately 10.3%, 21.2%, 31.1%, 13.0% and 16.7%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our financial condition or results of operations.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2013, represented approximately 50.0% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our gross margin and net income.

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

We operate in cyclical markets.

        A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 40.8% of our total sales in fiscal 2013. Our land-based gas turbine and chemical processing sales constituted 21.2% and 25.7%, respectively, of our total sales in fiscal 2013.

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

        The budget for the U.S. Department of Defense may be reduced from current levels. In addition to debt reduction efforts already authorized, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, the military aerospace industry. On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the "Super Committee" which was established as part of the Budget Control Act of 2011 (the "Budget Act")) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years, which failure to act triggered directed automatic across-the-board cuts, known as sequestrations, beginning on January 2, 2013. Then, on January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATRA") was signed into law. ATRA delayed the sequestrations created by the Budget Act for two months, until March 1, 2013. On March 1, 2013, with no deal reached, President Obama signed an order putting the sequestrations into effect. The sequestrations are automatic reductions of discretionary appropriations for U.S. defense programs, which would make up the shortfall necessary to achieve the $1.2 trillion target. On October 1, 2013, as a result of Congress's inability to enact legislation appropriating funds for fiscal year 2014, the U.S. government entered a shutdown. Then, on October 16, 2013, Congress agreed on a proposal to fund the government through January 15, 2014 at sequestration levels and suspend the debt limit until February 7, 2014. Ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities and the U.S. government may be forced to enter another shutdown or further extend the sequestrations. While we are unable to predict the outcome of the budget deliberations, actions of Congress or the impact of any resulting reductions in defense appropriations, reductions in U.S. defense spending or changes in spending priorities, particularly with respect to the military aerospace industry, could negatively affect our revenues, financial condition and results of operations.

Aerospace demand is primarily dependent on two manufacturers.

        A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe, success of new commercial and military aircraft programs and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slow down in the number of new aircraft built by the aircraft manufacturers could have a material adverse effect on our business.

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

        We are party to a Conversion Services Agreement and an Access and Security Agreement with Titanium Metals Corporation (TIMET) that provide for the performance of certain titanium conversion services through November 2026. TIMET was acquired by Precision Castparts Corp. which owns Special Metals Corporation, a direct competitor of ours. Events of default under the Conversion Services Agreement include (a) a change in control in which the successor does not assume the agreement, (b) a violation by the Company of certain non-compete obligations relating to the manufacture and conversion of titanium and (c) failure to meet agreed-upon delivery and quality requirements. If an event of default under the Conversion Services Agreement occurs, TIMET could require us to repay the unearned portion of the $50.0 million fee paid to us by TIMET when the agreement was signed, plus liquidated damages of $25.0 million. Our obligations to pay these amounts to TIMET are secured by a security interest in our four-high Steckel rolling mill, through which we process a substantial amount of our products. In addition, the Access and Security Agreement with TIMET includes, among other terms, an access right that would allow TIMET to use certain of our operating assets, including the four-high mill, to perform titanium conversion services in the event of our bankruptcy or the acceleration of our indebtedness. Exercise by

TIMET of its rights under its security interest following a default and non-payment of the amounts provided in the Conversion Services Agreement or exercise of the access rights under the Access and Security Agreement could cause significant disruption in our Kokomo operations which would have a material adverse effect on our financial condition and results of operations.

During periods of lower demand in other alloy markets, some of our competitors may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

        We have experienced increased competition from competitors who produce both stainless steel and high-performance alloys. Due to continued under-utilization of capacity in the stainless steel market, we believe these competitors increased their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. If the stainless market does not improve, continued competition from stainless steel producers could negatively impact our average selling price and reduce our gross profit margin.

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

        To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2013, nickel, a major component of many of our products, accounted for approximately 60% of our raw material costs, or approximately 30% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we fix the nickel component of our prices for a period of time through the life of a long-term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

        Alternatively, our results of operations may also be negatively impacted if both customer demand and nickel prices rapidly fall at the same time. Because we value most of our inventory utilizing the first-in, first-out inventory costing methodology, a rapid decrease in raw material costs has a negative effect on our operating results. In those circumstances, we recognize higher material cost in cost of sales relative to lower raw material market prices that drive the sales price.

        In addition, we periodically enter into forward purchase agreements for our nickel supply. If we enter into a forward purchase agreement which is not matched to one or more customer contracts with fixed nickel prices, a rapid or prolonged decrease in the price of nickel could adversely impact our operating results.

Our business is dependent on a number of raw materials that are subject to volatility in price and availability.

        We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these materials may be influenced by private or government cartels, changes in world politics, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation, general economic conditions and export quotas imposed by governments in nations with rare earth element supplies. The ability of key material suppliers to meet quality and delivery requirements or to provide materials on price and other terms acceptable to us can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

        If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In some cases, we have entered into exclusive supply agreements with respect to raw materials, which could adversely affect our results of operations if the exclusive supplier cannot meet quality and delivery requirements to provide materials on price and other terms acceptable to us. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing fixed-price contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

        The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

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

New regulations related to conflict minerals could adversely impact our business.

        The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

        Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 57% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. In fiscal 2013 the Company entered into new collective bargaining agreements with the United Steel Workers of America which covers eligible hourly employees at the Company's Arcadia, Louisiana, Kokomo, Indiana and Lebanon, Indiana facilities. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

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

We depend on our Information Technology (IT) infrastructure to support the current and future information requirements of our operations.

        Management relies on IT infrastructure, including hardware, network, software, people and process, to provide useful information to support assessments and conclusions about operating performance. We are in the process of implementing an IT system change. If we do not successfully or timely implement the new system or it does not operate as envisioned, our business could be harmed. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations.

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

        A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a decline in demand for our products due to global economic conditions. During recessionary economic conditions or financial market disruptions, we face risks that may include:

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

        The stock market can be highly volatile. The market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this "Risk Factors" section and others such as:

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

        Some provisions in our certificate of incorporation and by-laws, as well as Delaware statutes, may have the effect of delaying, deterring or preventing a change in control. These provisions, including those regulating the nomination of directors, may make it more difficult for other persons, without the approval of our Board of Directors, to launch takeover attempts that a stockholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

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

        The Arcadia plant is located on approximately 42 acres of land, and includes 202,500 square feet of buildings on a single site. Arcadia uses feedstock produced in Kokomo to fabricate welded and seamless alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing.

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

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wells Fargo Capital Finance, LLC. For more information see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
  Shanghai, China

  •
  Windsor, Connecticut

        Sales Centers.    The Company leases sales centers, which sell all product forms, in the following locations:

  •
  Paris, France

  •
  Zurich, Switzerland

  •
  Singapore

  •
  Milan, Italy

  •
  Chennai, India

  •
  Tokyo, Japan

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company is modifying its facilities to meet its current and future business needs. The Company plans to spend approximately $24 million over the course of fiscal 2014 and 2015 to restructure, consolidate and enhance capabilities at its service center operations.

Item 3.    Legal Proceedings

        The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes federal and state EEOC administrative and judicial actions, litigation of commercial matters and litigation and administrative actions relating to environmental matters. For more information, see "Item 1. Business—Environmental Matters." Litigation and administrative actions may result in substantial costs and may divert management's attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not expect expenditures for pending legal proceedings to have a material effect on the Company's financial position, results of operations or liquidity.

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

Fiscal year ended September 30, 2013:	High	Low	Dividend
September 30, 2013	$49.47	$44.23	$0.22
June 30, 2013	$54.95	$45.93	$0.22
March 31, 2013	$55.94	$50.00	$0.22
December 31, 2012	$54.13	$46.35	$0.22
Fiscal year ended September 30, 2012:
September 30, 2012	$57.50	$45.77	$0.22
June 30, 2012	$64.61	$46.00	$0.22
March 31, 2012	$65.47	$56.16	$0.22
December 31, 2011	$63.67	$39.90	$0.22

        The range of the Company's closing common stock price on NASDAQ from October 1, 2012 to September 30, 2013 was $44.23 to $55.94. The closing price of the common stock was $45.25 on September 30, 2013.

        As of November 1, 2013, there were approximately 44 holders of record of the Company's common stock.

        Payment of dividends is permitted under the Company's existing financing agreement, although the U.S. revolving credit facility requires (i) prior notice to the agent, (ii) a fixed charge coverage ratio average for the previous twelve months which must be not less than 1.0 to 1.0, (applicable only for dividends greater than $20.0 million in any fiscal year) and (iii) that the Company have at least $18.0 million in availability, after payment, on the date the dividend payment is made. While it is the Company's intention to continue to pay quarterly cash dividends for fiscal 2014 and beyond, any decision to pay future cash dividends will be made by the Company's Board of Directors and will depend upon our earnings, financial condition and other factors.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2013 regarding shares of the Company's common stock issuable pursuant to its stock option and restricted stock plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	291,664	$45.36	481,228	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Includes (i) options to purchase 237,478 shares of common stock and (ii) 243,750 shares of restricted stock.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2008 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc., A. M. Castle & Co. and Carpenter Technology Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group

	2008	2009	2010	2011	2012	2013
Haynes International, Inc.	100.00	67.95	74.57	94.29	114.98	101.62
Russell 2000	100.00	88.92	100.81	97.24	128.25	166.77
S&P MidCap 400	100.00	95.01	111.91	110.48	141.99	181.29
Peer Group	100.00	95.41	129.27	118.42	118.72	128.02

Item 6.    Selected Financial Data

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2009	2010	2011	2012	2013
Statement of Operations Data:
Net revenues	$438,633	$381,543	$542,896	$579,561	$482,746
Cost of sales	416,150	327,712	449,116	458,721	409,120
Selling, general and administrative expense	36,207	35,470	41,215	40,661	38,165
Research and technical expense	3,120	2,828	3,259	3,285	3,505
Impairment of goodwill(1)	43,737	—	—	—	—
Operating income (loss)	(60,581)	15,533	49,306	76,894	31,956
Interest expense (income), net	509	(59)	(92)	(101)	(42)
Provision for (benefit from) income taxes	(8,768)	6,717	18,270	26,813	10,421

Net income (loss)	$(52,322)	$8,875	$31,128	$50,182	$21,577
Net income (loss) per share:
Basic	$(4.36)	$0.74	$2.55	$4.09	$1.75
Diluted	$(4.36)	$0.73	$2.54	$4.07	$1.74
Dividends declared per common share	$0.00	$0.80	$0.80	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,004,498	12,049,779	12,067,555	12,147,179	12,223,838
Diluted	12,004,498	12,159,529	12,149,866	12,216,031	12,265,630

	September 30,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Working capital	$307,091	$300,199	$318,761	$350,032	$347,210
Property, plant and equipment, net	105,820	107,043	110,678	124,652	152,764
Total assets	544,150	551,543	596,569	626,926	597,582
Total debt	1,592	1,433	1,348	980	767
Long-term portion of debt	1,482	1,324	1,348	980	767
Accrued pension and postretirement benefits(2)	181,077	193,560	215,432	236,552	167,177
Stockholders' equity	278,799	265,849	272,853	301,098	355,803
Cash dividends paid	—	9,707	9,758	10,803	10,849

	2009	2010	2011	2012	2013
Consolidated Backlog at Fiscal Quarter End(3):
1st quarter	$199.7	$110.4	$167.0	$261.8	$211.7
2nd quarter	153.0	124.6	241.7	264.2	207.0
3rd quarter	113.4	130.9	288.6	241.2	189.6
4th quarter	106.7	148.0	273.4	222.9	166.6

	Year Ended September 30,
	2009	2010	2011	2012	2013
Average nickel price per pound(4)	$7.93	$10.26	$9.25	$7.81	$6.25

(1)
A non-cash goodwill impairment charge of $43.7 million was recorded during the second quarter of fiscal 2009.

(2)
Significant increases in the pension and postretirement benefits liability occurred in fiscal years 2009, 2010, 2011 and 2012 primarily due to reductions in the discount rate used to value the future liability. This has been reflected actuarially as an increase in the Pension and Postretirement Benefits Liability and an increase in the accumulated Other Comprehensive Loss account. In fiscal 2013, the discount rate increased, causing a reduction in the liability. On a prospective basis, if interest rates were to continue to rise, this would cause a decrease in the liability and accumulated other comprehensive loss. Prior to fiscal 2009, many actions were taken to reduce this liability such as: i) effective second quarter of fiscal 2007, capping the Company's contributions to the retiree health care costs at $5,000 annually (resulting in a $46,300 liability reduction), ii) effective first quarter of fiscal 2008, freezing the pension benefit accruals for all non-union employees in the U.S. (resulting in an $8,191 liability reduction), and iii) closing the pension plans to new entrants for both non-union employees (effective 12/31/2005) and union employees (effective 6/30/2007).

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

Overview of Business

        The Company is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. The Company believes it is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars and in bar, billet and wire forms.

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

	Year Ended September 30,
	2009		2010		2011		2012		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues (dollars in millions)
Aerospace	$160.0	36.5%	$138.4	36.3%	$203.5	37.5%	$229.9	39.7%	$197.1	40.8%
Chemical processing	109.7	25.0	87.7	23.0	150.0	27.6	134.6	23.2	124.1	25.7
Land-based gas turbines	97.7	22.3	74.2	19.4	98.2	18.1	119.2	20.5	102.0	21.2
Other markets	59.4	13.5	68.1	17.8	76.7	14.1	81.6	14.1	48.9	10.1

Total product	426.8	97.3	368.4	96.5	528.4	97.3	565.3	97.5	472.1	97.8
Other revenue(1)	11.8	2.7	13.1	3.5	14.5	2.7	14.3	2.5	10.6	2.2

Net revenues	$438.6	100.0%	$381.5	100.0%	$542.9	100.0%	$579.6	100.0%	$482.7	100.0%

U.S.	$258.9	59.0%	$231.6	60.7%	$344.9	63.5%	$346.7	59.8%	$268.0	55.5%
Foreign	$179.7	41.0%	$149.9	39.3%	$198.0	36.5%	$232.9	40.2%	$214.7	44.5%
Shipments by Market (millions of pounds)
Aerospace	5.9	32.2%	6.0	33.7%	8.1	34.3%	8.9	38.1%	8.1	38.5%
Chemical processing	4.5	24.5	4.2	23.6	7.0	29.7	5.3	22.6	5.2	24.8
Land-based gas turbines	5.5	29.6	4.6	25.8	5.5	23.3	6.5	27.8	6.1	29.1
Other markets	2.5	13.7	3.0	16.9	3.0	12.7	2.7	11.5	1.6	7.6

Total Shipments	18.5	100.0%	17.8	100.0%	23.6	100.0%	23.4	100.0%	21.0	100.0%

Average Selling Price Per Pound
Aerospace	$26.90		$23.16		$25.07		$25.73		$24.31
Chemical processing	24.20		20.84		21.53		25.49		23.79
Land-based gas turbines	17.88		16.15		17.71		18.28		16.66
Other markets	23.39		22.37		25.56		30.78		30.69
Total product(2)	23.09		20.67		22.36		24.17		22.44
Total average selling price	23.73		21.41		22.97		24.78		22.94

(1)
Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements).

(2)
Total product price per pound excludes "Other Revenue".

        Aerospace sales for fiscal 2013 decreased from fiscal 2012, which was the Company's best year for aerospace sales volume. Throughout fiscal 2013, aerospace demand was negatively impacted by customer destocking within the supply-chain and by falling raw material market prices which caused customers to delay ordering. This period of low demand is considered temporary, but is expected to persist through the early portion of fiscal 2014. Demand for aerospace products is expected to begin to increase commensurate with the forecasted increase in commercial aircraft builds. Both Boeing and Airbus have reported sizeable backlog increases along with forecasted increases in production schedules and continued emphasis on accelerating production. Demand for more fuel-efficient engines with fewer emissions is driving new engine builds. Management also anticipates that the maintenance, repair and overhaul business will continue at a steady to increasing pace due to required maintenance schedules for the rising number of engines in use year-over-year.

        Sales to the chemical processing industry decreased year-over-year. The project-oriented nature of this market can create inconsistent sales levels. Demand for large project based orders has been at relatively low levels during fiscal 2012 and 2013. The main driver of demand in this market is capital expenditure spending in the chemical processing sector driven by end user demand for housing, automotive and agricultural products. The chemical processing market is sensitive to fiscal policies as well as world economic conditions and GDP growth. Increased sales to the chemical processing industry in fiscal 2014 will be dependent on improvement in global spending in the chemical processing sector. An additional driver of demand in this market is the increase in North American production of natural gas liquids and the further downstream processing of those chemicals that may utilize equipment that requires high-performance alloys.

        Sales to the land-based gas turbine market in fiscal 2013 decreased compared to fiscal 2012, which was the Company's best year for land-based gas turbine sales volume. Subject to global economic conditions, management believes that long-term demand in this market will improve due to higher activity in power generation, oil and gas production and alternative power systems. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, fewer emissions than the traditional fossil fuel-fired facilities and favorable domestic natural gas prices provided by availability of unconventional (shale) gas supplies. As governmental policy shifts away from coal-fired facilities, demand for land-based gas turbines is expected to increase.

        Sales into the other markets category decreased in fiscal 2013 compared to fiscal 2012 partly due to a shipment of an oil and gas project order in fiscal 2012 which did not repeat in fiscal 2013. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "advanced materials" which supports the increased use of high-performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue-gas desulphurization, automotive and heat treating, the Company expects increased levels of activity overall in non-traditional markets such as fuel cells and silicon feed-stock production applications.

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

        In fiscal 2012, the Company announced plans to invest approximately $61.0 million at two of its U.S. manufacturing facilities. This includes plans to invest approximately $37.0 million to expand by an estimated 60% the specialty titanium and high-performance nickel alloy tubular production capacity of its Arcadia, Louisiana facility. In addition, the Company plans to invest approximately $24.0 million to expand by an estimated 20% its capacity to produce specialty high-performance alloy flat products at the Company's Kokomo, Indiana facility. Both of these projects have commenced, and are expected to be completed by the end of fiscal 2014. These capital investments in Arcadia and Kokomo are expected to improve the Company's ability to service its customers' increasing demand for specialty products and also continue to improve product quality, improve operating efficiencies and enhance working capital management for all of the Company's products produced at these locations.

        The Company also previously announced plans to upgrade the Company's information systems so that all the Company's locations will be on a global centralized information technology system. To date, the Company has spent $8.0 million and expects to spend approximately $3.0 million in fiscal 2014 for a total project spend of approximately $11.0 million. The system is currently in use at the European service centers while the Company expects the domestic services centers to be completed during the second quarter of fiscal 2014. The systems upgrade for the manufacturing operating system is expected to be completed during the third quarter of fiscal 2014. In addition to enhanced analysis capability, the Company expects this system to lead to improvements in capacity planning, cost analysis and reduction, inventory management and customer service.

        The Company's evaluation of its global service center and distribution function continues. The evaluation has included an analysis of the equipment required, the number and geographic locations of these service centers, the services provided and the cost structure, with the objective of enhancing the distribution organization. The Company is pursuing the purchase of coil processing capability with stretch leveling and cut-to-length capability. The enhanced capabilities are expected to result in increased revenue, enhancement of working capital management and a reduced cost structure, which is expected to improve return on assets at the service centers. Spending on the service and distribution center projects is estimated at approximately $24.0 million throughout fiscal 2014 and 2015 and includes additional cutting equipment such as laser and water jet cutting equipment.

        Capital spending in fiscal 2013 was $41.6 million. The forecast for capital spending in fiscal 2014 is approximately $57.0 million. The $57.0 million of planned capital spending includes $19.0 million for the tubular capacity expansion, $14.0 million for the processing and service center upgrades, $7.0 million for the Kokomo flat product project, $3.0 million for the information systems upgrade project and the remaining $14.0 million for additional enhancements and upgrades of the current facilities and equipment. The processing and service center project capital spend are expected to carry over into fiscal 2015 with approximately $10.0 million of spend in that year.

        The actual and planned capital investments of approximately $124.0 million over the three year-period of fiscal 2012 through 2014 are expected to allow the Company to increase capacity, enhance product quality, reduce costs and improve working capital management. These significant investments are necessitated by expected intermediate and long-term increasing customer demand for volume and quality improvements.

Dividends Declared

        On November 21, 2013, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company's common stock. The dividend is payable December 16, 2013 to stockholders of record at the close of business on December 2, 2013. The aggregate cash payout based on current shares outstanding will be approximately $2.7 million, or approximately $10.8 million on an annualized basis.

Gross Profit Margin Trend Performance

        The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2012 and fiscal 2013.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2012
	Quarter Ended
(dollars in thousands)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net Revenues	$128,851	$158,882	$141,574	$150,254
Gross Profit Margin	$23,491	$34,535	$32,389	$30,425
Gross Profit Margin %	18.2%	21.7%	22.9%	20.2%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2013
	Quarter Ended
(dollars in thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net Revenues	$114,300	$129,201	$123,587	$115,658
Gross Profit Margin	$18,774	$20,084	$18,605	$16,163
Gross Profit Margin %	16.4%	15.5%	15.1%	14.0%

        The gross profit margin percentage decreased during each quarter of fiscal 2013. The quarter-to-quarter compression is primarily due to lower average selling prices resulting from price competition in the marketplace and the impact of declining raw material prices on demand as well as higher-cost inventory charged to cost of goods sold. Gross profit margin and gross profit margin percentage for fiscal 2013 were also impacted by the effect of a fixed pricing agreement with the Company's nickel supplier pursuant to which the Company agreed to purchase a portion of its nickel supply at a fixed price that has been and may continue to be greater than the market price of nickel. The impact of the contract on the Company's gross profit margin percentage for the fiscal year was 0.4 percentage points. While not material to the fiscal year results, the contract had a greater impact as the market price of nickel continued to drop through the second half of fiscal 2013. In the fourth quarter, the Company entered into an amendment with the supplier that allowed the Company to purchase lower volumes of the higher-priced nickel but extended the duration of the purchase commitment through fiscal 2015 in order to minimize the near term impact and provide a longer period in which the market price of nickel could increase. If the market price of nickel remains low and sales volumes do not increase, the impact on the Company's gross profit margin percentage is expected to be unfavorable in future periods as a result of the fixed price contract, which impact is estimated at approximately 1.0 percentage point, or higher, if the market price of nickel declines further.

Volumes, Competition and Pricing

        The Company continues to experience reduced demand, reduced selling price due to nickel market prices and increased price competition in the marketplace relative to fiscal 2012, particularly in commodity-type alloys in mill-direct project business. The intense competitive environment continues to require the Company to aggressively price orders across all markets, which has unfavorably impacted the Company's gross profit margin and net income. In addition, sales volumes below mill capacities in the industry have reduced mill-direct lead times for our products. The decline in mill-direct lead times has, in turn, resulted in downward pressure on prices for service center transactional business, which typically commands a higher price due to faster product availability.

        In addition to the negative effects of price competition, volumes in fiscal 2013 are lower than those in fiscal 2012. Management believes the reduction in volume in the aerospace and land-based gas turbine markets is attributable to destocking in the supply chain as customers consume excess inventory. Volume reductions in the chemical processing market are primarily attributable to lower large project releases. The year-to-year reduction in volume in the "other" markets is due to a large tubular oil and gas project produced and shipped in fiscal 2012 that did not repeat in fiscal 2013. Management believes the decline in the price of nickel and customer uncertainty regarding the strength of the economy have also been contributors to the decline in overall volumes.

        Declining nickel prices can cause customers to delay orders for the Company's products because the Company generally passes the cost of nickel on to customers in the price of its products. As nickel prices decline, customers may delay ordering in order to receive a lower price in the future. The reduced volumes processed through the mill have resulted in reduced absorption of fixed costs and additional margin compression. The Company has implemented cost reduction measures and continues to carefully review discretionary spending in order to mitigate the impact of these factors on gross margin.

        The Company values inventory utilizing the first-in, first-out ("FIFO") inventory costing methodology. Under the FIFO inventory costing method, the cost of materials included in cost of sales may be different than the current market price at the time of sale of finished product due to the length of time from the acquisition of the raw material to the sale of the finished product. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method. Conversely, in a period of rising raw material costs, the FIFO inventory valuation normally results in lower costs of sales.

Working Capital

        Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $273.4 million at September 30, 2013, a decrease of $37.8 million or 12.1% from $311.2 million at September 30, 2012. This decrease of $37.8 million includes a reduction of inventory of $31.1 million due to careful attention to reducing melting and production schedules to match customer demand.

Guidance

        First quarter results are typically impacted by lower production days due to holidays and planned maintenance outages. Planned outages related to the capital expansion projects in both Kokomo and Arcadia as well as other extended maintenance-related projects are expected to impact first quarter results. In addition, the Company has continued to see order entry, pricing and backlog decline with lower demand, which resulted in managing inventories down. The Company remains committed to preparing for the anticipated long-term growth opportunities in its core markets. However, in the short term, management expects revenue for the first quarter of fiscal 2014 to be lower than revenue for the fourth quarter of fiscal 2013 and, the Company expects to incur a net loss in the first quarter of fiscal 2014.

Backlog

        Set forth below is selected data relating to the Company's backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange, as well as a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. These data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Quarter Ended				Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Backlog
Dollars (in thousands)	$261,811	$264,245	$241,151	$222,870	$211,726	$206,994	$189,628	$166,589
Pounds (in thousands)	8,547	8,853	7,951	6,866	6,905	7,362	6,185	5,371
Average selling price per pound	$30.63	$29.85	$30.33	$32.46	$30.66	$28.12	$30.66	$31.02
Average nickel price per pound
London Metals Exchange(1)	$8.23	$8.49	$7.50	$7.81	$7.90	$7.59	$6.47	$6.25

(1)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

        Backlog was $166.6 million at September 30, 2013, a decrease of approximately $23.0 million, or 12.1%, from $189.6 million at June 30, 2013.

        On a year-to-date basis, the backlog has declined by $56.3 million or 25.3% primarily due to a 1.5 million pound reduction in backlog pounds. The reduction in the backlog during the fiscal year resulted from reduced order entry activity, as compared to sales, in each quarter of fiscal 2013. Backlog for aerospace, land-based gas turbine and other markets declined in fiscal 2013. Backlog for the chemical processing market remained flat at a low level.

        Management believes that destocking continues in the supply chain causing lower order entry volumes. Management also believes that customers continue to exercise caution in making purchases due to the decreasing cost of nickel. The effect of these factors was greater in the aerospace and land-based gas turbine markets than in its other markets in fiscal 2013. The Company's pounds shipped to the aerospace and land-based gas turbine markets in fiscal 2012 represented a record level of shipments.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net revenues (in thousands)
Aerospace	$52,726	$61,901	$55,908	$59,378	$52,272	$49,319	$51,015	$44,498
Chemical processing	29,688	37,833	32,565	34,553	26,287	33,895	31,824	32,084
Land-based gas turbines	30,104	32,167	27,971	28,940	22,628	30,248	24,199	24,982
Other markets	12,721	23,082	21,280	24,477	10,618	12,034	14,677	11,591

Total product revenue	125,239	154,983	137,724	147,348	111,805	125,496	121,715	113,155
Other revenue	3,612	3,899	3,850	2,906	2,495	3,705	1,872	2,503

Net revenues	$128,851	$158,882	$141,574	$150,254	$114,300	$129,201	$123,587	$115,658

Shipments by markets (in thousands of pounds)
Aerospace	1,970	2,421	2,175	2,368	2,116	1,981	2,077	1,933
Chemical processing	1,121	1,500	1,304	1,358	986	1,429	1,386	1,414
Land-based gas turbines	1,585	1,771	1,559	1,605	1,261	1,809	1,599	1,458
Other markets	456	782	673	739	322	362	478	432

Total shipments	5,132	6,474	5,711	6,070	4,685	5,581	5,540	5,237

Average selling price per pound
Aerospace	$26.76	$25.57	$25.70	$25.08	$24.70	$24.90	$24,56	$23.02
Chemical processing	26.48	25.22	24.97	25.44	26.66	23.72	22.96	22.69
Land-based gas turbines	18.99	18.16	17.94	18.03	17.94	16.72	15.13	17.13
Other markets	27.90	29.52	31.62	33.12	32.98	33.24	30.71	26.83
Total average selling price (product only; excluding other revenue)	24.40	23.94	24.12	24.27	23.86	22.49	21.97	21.61
Total average selling price (including other revenue)	25.11	24.54	24.79	24.75	24.40	23.15	22.31	22.08

Results of Operations

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

($ in thousands)

	Year Ended September 30,				Change
	2012		2013		Amount	%
Net revenues	$579,561	100.0%	$482,746	100.0%	$(96,815)	(16.7)%
Cost of sales	458,721	79.1%	409,120	84.7%	(49,601)	(10.8)%

Gross profit	120,840	20.9%	73,626	15.3%	(47,214)	(39.1)%
Selling, general and administrative expense	40,661	7.0%	38,165	7.9%	(2,496)	(6.1)%
Research and technical expense	3,285	0.6%	3,505	0.7%	220	6.7%

Operating income	76,894	13.3%	31,956	6.7%	(44,938)	(58.4)%
Interest income	(188)	0.0%	(114)	0.0%	74	(39.4)%
Interest expense	87	0.0%	72	0.0%	(15)	(17.2)%

Income before income taxes	76,995	13.3%	31,998	6.7%	(44,997)	(58.4)%
Provision for income taxes	26,813	4.6%	10,421	2.2%	(16,392)	(61.1)%

Net income	$50,182	8.7%	$21,577	4.5%	$(28,605)	(57.0)%

Net income per share:
Basic	$4.09		$1.75
Diluted	$4.07		$1.74
Weighted average shares outstanding:
Basic	12,147,179		12,223,838
Diluted	12,216,031		12,265,630

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended September 30,		Change
	2012	2013	Amount	%
Net revenues (dollars in thousands)
Aerospace	$229,913	$197,104	$(32,809)	(14.3)%
Chemical processing	134,639	124,090	(10,549)	(7.8)%
Land-based gas turbines	119,182	102,057	(17,125)	(14.4)%
Other markets	81,560	48,920	(32,640)	(40.0)%

Total product revenue	565,294	472,171	(93,123)	(16.5)%
Other revenue	14,267	10,575	(3,692)	(25.9)%

Net revenues	$579,561	$482,746	$(96,815)	(16.7)%

Pounds by market (in thousands)
Aerospace	8,934	8,107	(827)	(9.3)%
Chemical processing	5,283	5,215	(68)	(1.3)%
Land-based gas turbines	6,520	6,127	(393)	(6.0)%
Other markets	2,650	1,594	(1,056)	(39.8)%

Total shipments	23,387	21,043	(2,344)	(10.0)%

Average selling price per pound
Aerospace	$25.73	$24.31	$(1.42)	(5.5)%
Chemical processing	25.49	23.79	(1.70)	(6.7)%
Land-based gas turbines	18.28	16.66	(1.62)	(8.9)%
Other markets	30.78	30.69	(0.09)	(0.3)%
Total product (excluding other revenue)	24.17	22.44	(1.73)	(7.2)%
Total average selling price (including other revenue)	$24.78	$22.94	$(1.84)	(7.4)%

        Net Revenues.    Net revenues were $482.7 million in fiscal 2013, a decrease of 16.7% from $579.6 million in fiscal 2012, due to a decrease in average selling price per pound combined with lower volume. The total average selling price was $22.94 per pound in fiscal 2013, a decrease of 7.4%, or $1.84, from $24.78 per pound in fiscal 2012. Volume was 21.0 million pounds in fiscal 2013, a decrease of 10.0% from 23.4 million pounds in fiscal 2012. Volume declined primarily due to destocking in the aerospace and land-based gas turbine markets, a decline in activity in the project-oriented other markets, uncertain economic conditions and declining raw material prices causing customers to delay ordering. Average selling price decreased due to lower raw material market prices, which represented approximately $1.01 per pound of the decrease; lower volume of conversion sales, which represented approximately $0.12 per pound of the decrease; a higher level of price competition and reduced customer demand due to supply chain destocking, declining nickel prices and uncertain economic conditions, which forced us to reduce prices in order to be competitive, representing approximately $0.71 per pound of the decrease.

        Sales to the aerospace market were $197.1 million in fiscal 2013, a decrease of 14.3% from $229.9 million in fiscal 2012, due to a 9.3% decrease in volume combined with a 5.5%, or $1.42, decrease in the average selling price per pound. The decrease in volume is due to destocking of inventory within the supply chain and customers delaying orders as the price of nickel declined and economic conditions remained uncertain. The average selling price per pound decline primarily reflects the decline in raw material market prices, which represented approximately $0.99 per pound of the decrease and continued price competition, which represented approximately $0.26 of the decrease.

        Sales to the chemical processing market were $124.1 million in fiscal 2013, a decrease of 7.8% from $134.6 million in fiscal 2012, due to a 1.3% decrease in volume combined with a 6.7%, or $1.70, decrease in the average selling price per pound. The decrease in the average selling price reflects continued price competition, which represented approximately $2.05 per pound of the decrease; lower raw material market prices, which represented approximately $1.09 of the decrease; partially offset by a higher value product mix resulting from shipping a higher percentage of sheet and plate products, which increased average selling price by approximately $1.44 per pound.

        Sales to the land-based gas turbine market were $102.1 million in fiscal 2013, a decrease of 14.4% from $119.2 million in fiscal 2012, due to a 6.0% decrease in volume combined with a decrease of 8.9%, or $1.62, in the average selling price per pound. The decrease in volume is due primarily to lower activity of new builds by original equipment manufacturers. The decrease in average selling price per pound reflected lower raw material market prices, which represented approximately $0.96 per pound of the decrease. The change in average selling price due to a change in product mix, which represented approximately $0.53 per pound of the decrease, resulted from the increase of sales of lower-value alloys and forms, predominately slab, as a percentage of pounds sold in this market.

        Sales to other markets were $48.9 million in fiscal 2013, a decrease of 40.0% from $81.6 million in fiscal 2012, due to a 0.3%, or $0.09, decrease in average selling price per pound combined with a 39.8% decrease in volume. The decrease in volume and average selling price is primarily attributable to one particular tubular oil & gas project from fiscal 2012, representing approximately 0.5 million pounds and $18.5 million of net revenues, which was not repeated in fiscal 2013. The other markets are project-oriented in general, and it is uncertain whether a similar project will repeat itself in the future.

        Other Revenue.    Other revenue was $10.6 million in fiscal 2013, a decrease of 25.9% from $14.3 million in fiscal 2012. The decrease in other revenue is primarily attributable to approximately $2.6 million of reduced conversion sales.

        Cost of Sales.    Cost of sales was $409.1 million, or 84.7% of net revenues, in fiscal 2013 compared to $458.7 million, or 79.1% of net revenues, in fiscal 2012. Cost of sales in fiscal 2013 decreased by $49.6 million as compared to fiscal 2012 primarily due to lower volume. When volume decreases, the cost of sales as percentage of net revenues increases due to reduced absorption of manufacturing costs.

        Gross Profit.    As a result of the above factors, gross margin was $73.6 million for fiscal 2013, a decrease of $47.2 million from $120.8 million in fiscal 2012. Gross margin as a percentage of net revenue decreased to 15.3% in fiscal 2013 as compared to 20.9% in fiscal 2012. Items impacting the gross margin percentage compression include pricing competition, which we estimate impacted gross profit margin percentage by 3.1 points. The remaining 2.5 percentage point compression is the result of other factors, including higher-cost inventory in cost of sales relative to lower raw material market prices that drive the sales price and unfavorable absorption of fixed costs.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $38.2 million for fiscal 2013, a decrease of $2.5 million, or 6.1%, from $40.7 million in fiscal 2012. Selling, general and administrative expense reductions were primarily due to reduced costs for incentive compensation programs. Selling, general and administrative expenses as a percentage of net revenues increased to 7.9% for fiscal 2013, compared to 7.0% for fiscal 2012 due to decreased revenues.

        Research and Technical Expense.    Research and technical expense was $3.5 million, or 0.7% of revenue, for fiscal 2013, an increase of $0.2 million, or 6.7%, from $3.3 million, or 0.6% of net revenues, in fiscal 2012.

        Operating Income.    As a result of the above factors, operating income in fiscal 2013 was $32.0 million, compared to operating income of $77.0 million in fiscal 2012.

        Income Taxes.    Income tax expense was $10.4 million in fiscal 2013, a decrease of $16.4 million from an expense of $26.8 million in fiscal 2012, due primarily to lower pretax income generated in fiscal 2013. The effective tax rate for fiscal 2013 was 32.6%, compared to 34.8% in fiscal 2012. During fiscal 2013, the Company's effective tax rate was lower, primarily due to increased proportion of taxable earnings in foreign jurisdictions with a lower tax rate and the reversal of certain tax reserves no longer required.

        Net Income.    As a result of the above factors, net income in fiscal 2013, was $21.6 million, a decrease of $28.6 million from net income of $50.2 million in fiscal 2012.

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

        Sales to the chemical processing market were $134.6 million in fiscal 2012, a decrease of 10.2% from $150.0 million in fiscal 2011, due to a 24.1% decrease in volume partially offset by an 18.4% increase in the average selling price per pound. The decrease in volume relates to a large project that shipped in fiscal 2011 that was not repeated in fiscal 2012, which represented approximately 1.9 million pounds and $29.4 million. The increase in the average selling price is attributable to a higher value product mix shipped into the chemical processing market, which represented approximately $3.13 of the increase.

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

        Sales to other markets were $81.6 million in fiscal 2012, an increase of 6.4% from $76.7 million in fiscal 2011, due to a 20.4% increase in average selling price per pound partially offset by an 11.6% decrease in volume. The decrease in volume is due to the project-oriented nature of these markets. The increase in average selling price reflects a change to a mix of higher value alloy and forms sold into the other market category, primarily from increased sales of tubular products.

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

        Operating Income.    As a result of the above factors, operating income in fiscal 2012 was $77.0 million compared to operating income of $49.3 million in fiscal 2011.

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

Liquidity and Capital Resources

  Comparative cash flow analysis

        During fiscal 2013, the Company's primary sources of cash were cash on-hand and cash from operations, as detailed below. At September 30, 2013, the Company had cash and cash equivalents of $68.3 million compared to cash and cash equivalents of $46.7 million at September 30, 2012.

        As of September 30, 2013 the Company had cash and cash equivalents of $9.0 million that was held by foreign subsidiaries in various currencies. All of this amount is readily convertible to U.S. dollars and can be repatriated to the corporate parent as payment owed for product and/or services. The Company would not need to accrue or pay taxes if repatriated.

        Net cash provided by operating activities was $73.4 million in fiscal 2013 compared to $20.8 million in fiscal 2012. Net income of $21.6 million in fiscal 2013 was $28.6 million lower than the $50.2 million reported in fiscal 2012. Cash generated from lower inventories was $31.5 million as compared to fiscal 2012 cash used of $12.3 million, a change of $43.8 million. Additionally, cash generated from lower accounts receivable was $18.6 million compared to cash used by accounts receivable of $12.7 million in fiscal 2012, a change of $31.3 million. Cash used in accounts payable and accrued expenses of $12.2 million was $5.1 million lower than cash used in accounts payable and accrued expenses in fiscal 2012. Net cash used in investing activities was $41.6 million in fiscal 2013 compared to $25.9 million in fiscal 2012 as a result of higher capital expenditures. Net cash used in financing activities in fiscal 2013 of $10.4 million included $10.8 million of dividend payments partially offset by proceeds and excess tax deductions from exercises of stock options.

  Future sources of liquidity

        The Company's sources of liquidity for fiscal 2014 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility. The U.S. revolving credit facility provides for borrowings in a maximum amount of $120.0 million, subject to a borrowing base formula and certain reserves. At September 30, 2013, the Company had cash of $68.3 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo"), successor by merger to Wachovia Capital Finance Corporation (Central) ("Wachovia"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2013, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2013, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company's to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  Future uses of liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  Funding operations;

  •
  Capital spending (detailed below); and

  •
  Dividends to stockholders.

        Capital investment in fiscal 2013 was $41.6 million and the plan for capital spending in fiscal 2014 is $57.0 million. See "Summary of Capital Spending" in this Annual Report on Form 10-K for additional discussion of actual and planned capital spending.

  Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Credit facility fees(1)	$947	$340	$607	$—	$—
Operating lease obligations	9,092	3,119	3,284	2,136	553
Capital lease obligations	192	33	66	66	27
Raw material contracts (primarily nickel)	50,566	31,031	19,535	—	—
Mill supplies contracts	717	717	—	—	—
Capital projects	36,713	36,713	—	—	—
External product conversion source	2,900	600	1,200	1,100	—
Pension plan(2)	64,214	—	16,340	16,208	31,666
Non-qualified pension plans	825	95	190	190	350
Other postretirement benefits(3)	49,823	4,823	10,000	10,000	25,000
Environmental post-closure monitoring	1,077	79	169	163	666

Total	$217,066	$77,550	$51,391	$29,863	$58,262

(1)
As of September 30, 2013, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)
The Company has a funding obligation to contribute $64,214 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

(3)
Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation or Deflation

        While neither inflation nor deflation has had, nor does the Company expect them to have, a material impact on operating results, there can be no assurance that the Company's business will not be affected by inflation or deflation in the future. Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product. Raw material comprises the most significant portion of the product costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company's products, all have experienced significant fluctuations in price. In the future, the Company may not be able to successfully offset rapid increases in the price of nickel or other raw materials. In the event of raw material price declines the Company's customers may delay order patterns resulting in lower volumes. In the event that raw material price increases occur that the Company is unable to pass on to its customers, its cash flows or results of operations could be materially adversely affected.

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

  Revenue Recognition

        Revenue is recognized when collectability is reasonably assured and when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point or at a foreign port for certain export customers). Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience. Should returns increase above historical experience, additional allowances may be required. Additionally, the Company recognizes revenue attributable to an up-front fee received from Titanium Metals Corporation ("TIMET") as a result of a twenty-year agreement, entered into on November, 17,

2006 to provide conversion services to TIMET. See Note 15 Deferred Revenue for a description of accounting treatment relating to this up-front fee.

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

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 7.50% is reasonable, and is unchanged from last year's assumption. The Company also realizes that historical performance is no guarantee of future performance.

        In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $473,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. Gains and losses are generally amortized over a 7-year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $170,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

        Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $8.3 million higher liability for the U.S. pension plan and $3.8 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 8.5 and 10.5 years, respectively.

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

  Share-Based Compensation

  Restricted Stock Plan

        On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are grants of shares of the Company's common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of raw material particularly nickel.

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's revolver availability is at a variable rate at September 30, 2012 and 2013. The Company's outstanding variable rate debt was zero at September 30, 2012 and 2013. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

        Fluctuations in the price of nickel, the Company's most significant raw material, subject the Company to commodity price risk. The Company manages its exposure to this market risk through internally established policies and procedures, including negotiating raw material escalators within product sales agreements and continually monitoring and revising customer quote amounts to reflect the fluctuations in market prices for nickel. The Company does not presently use derivative instruments to manage this market risk but may in the future. The Company monitors its underlying market risk exposure from a rapid change in nickel prices on an ongoing basis and believes that it can modify or adapt its strategies as necessary. The Company periodically purchases raw material forward with certain suppliers. However, there is a risk that the Company may not be able to successfully offset a rapid increase or decrease in the cost of raw material in the future.

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2013 and 2012 and for the years ended September 30, 2013, September 30, 2012 and September 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. We also have audited the Company's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 21, 2013

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,740	$68,326
Accounts receivable, less allowance for doubtful accounts of $1,249 and $1,199 respectively	100,631	82,562
Inventories	263,236	232,157
Income taxes receivable	4,153	4,433
Deferred income taxes	9,933	6,018
Other current assets	1,532	2,408

Total current assets	426,225	395,904
Property, plant and equipment, net	124,652	152,764
Deferred income taxes—long term portion	68,255	41,301
Prepayments and deferred charges	1,777	2,282
Other intangible assets, net	6,017	5,601

Total assets	$626,926	$597,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,471	$27,600
Accrued expenses	15,157	13,676
Revolving credit facility	—	—
Accrued pension and postretirement benefits	21,065	4,918
Deferred revenue—current portion	2,500	2,500

Total current liabilities	76,193	48,694
Long-term obligations (less current portion)	980	767
Deferred revenue (less current portion)	32,829	30,329
Non-current income taxes payable	339	—
Accrued pension and postretirement benefits	215,487	162,259

Total liabilities	325,828	242,049
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,287,790 and 12,342,585 shares issued and 12,287,790 and 12,332,592 outstanding at September 30, 2012 and September 30, 2013, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	236,751	238,941
Accumulated earnings	163,426	174,154
Treasury stock, 0 shares at September 30, 2012 and 9,993 shares at September 30, 2013	—	(505)
Accumulated other comprehensive loss	(99,091)	(56,799)

Total stockholders' equity	301,098	355,803

Total liabilities and stockholders' equity	$626,926	$597,852

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2011	Year Ended September 30, 2012	Year Ended September 30, 2013
Net revenues	$542,896	$579,561	$482,746
Cost of sales	449,116	458,721	409,120

Gross profit	93,780	120,840	73,626
Selling, general and administrative expense	41,215	40,661	38,165
Research and technical expense	3,259	3,285	3,505

Operating income	49,306	76,894	31,956
Interest income	(248)	(188)	(114)
Interest expense	156	87	72

Income before income taxes	49,398	76,995	31,998
Provision for income taxes	18,270	26,813	10,421

Net income	$31,128	$50,182	$21,577

Net income per share:
Basic	$2.55	$4.09	$1.75
Diluted	$2.54	$4.07	$1.74
Dividends declared per common share	$0.80	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2011	Year Ended September 30, 2012	Year Ended September 30, 2013
Net income	$31,128	$50,182	$21,577
Other comprehensive income (loss), net of tax:
Pension and postretirement	(17,656)	(16,741)	41,280
Foreign currency translation adjustment	645	698	1,012

Other comprehensive income (loss)	(17,011)	(16,043)	42,292

Comprehensive income	$14,117	$34,139	$63,869

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Par
Balance September 30, 2010	12,144,079	$12	$229,197	$102,677	$—	$(66,037)	$265,849

Net income				31,128			31,128
Dividends paid ($0.80 per share)				(9,758)			(9,758)
Other comprehensive loss						(17,011)	(17,011)
Exercise of stock options	28,400		872				872
Tax impact of forfeited vested options			(10)				(10)
Tax impact of dividends on restricted stock			31				31
Issue restricted stock (less forfeitures)	31,700
Stock compensation			1,752				1,752

Balance September 30, 2011	12,204,179	$12	$231,842	$124,047	$—	$(83,048)	$272,853

Net income				50,182			50,182
Dividends paid ($0.88 per share)				(10,803)			(10,803)
Other comprehensive loss						(16,043)	(16,043)
Exercise of stock options	77,611		2,782				2,782
Tax impact of dividends on restricted stock			48				48
Issue restricted stock (less forfeitures)	6,000
Stock compensation			2,079				2,079

Balance September 30, 2012	12,287,790	$12	$236,751	$163,426	$—	$(99,091)	$301,098

Net income				21,577			21,577
Dividends paid ($0.88 per share)				(10,849)			(10,849)
Other comprehensive income						42,292	42,292
Exercise of stock options	30,545		1,092				1,092
Tax impact of forfeited vested options			(185)				(185)
Tax impact of dividends on restricted stock			29				29
Issue restricted stock (less forfeitures)	24,250						—
Purchase of treasury stock	(9,993)				(505)		(505)
Stock compensation			1,254				1,254

Balance September 30, 2013	12,332,592	$12	$238,941	$174,154	$(505)	$(56,799)	$355,803

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2011	Year Ended September 30, 2012	Year Ended September 30, 2013
Cash flows from operating activities:
Net income	$31,128	$50,182	$21,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,528	12,520	13,744
Amortization	561	423	416
Pension and post-retirement expense—U.S. and U.K.	11,936	15,590	16,173
Change in long-term obligations	—	(245)	(153)
Stock compensation expense	1,752	2,079	1,254
Excess tax benefit from option exercises	(166)	(1,147)	(494)
Deferred revenue	(2,500)	(2,500)	(2,500)
Deferred income taxes	9,044	5,658	6,171
Loss on disposition of property	145	203	418
Change in assets and liabilities:
Accounts receivable	(24,806)	(12,700)	18,630
Inventories	(17,859)	(12,326)	31,507
Other assets	805	1,309	(1,324)
Accounts payable and accrued expenses	17,966	(17,242)	(12,165)
Income taxes	(1,540)	(5)	341
Accrued pension and postretirement benefits	(18,390)	(21,018)	(20,191)

Net cash provided by operating activities	19,604	20,781	73,404

Cash flows from investing activities:
Additions to property, plant and equipment	(14,445)	(25,937)	(41,550)
Change in restricted cash	110	—	—

Net cash used in investing activities	(14,335)	(25,937)	(41,550)

Cash flows from financing activities:
Dividends paid	(9,758)	(10,803)	(10,849)
Proceeds from exercise of stock options	706	1,635	598
Payment for purchase of treasury stock	—	—	(505)
Excess tax benefit from option exercises	166	1,147	494
Payment for debt issuance cost	(330)	—	—
Payments on long-term obligations	(85)	(123)	(100)

Net cash used in financing activities	(9,301)	(8,144)	(10,362)

Effect of exchange rates on cash	126	(22)	94

Increase (decrease) in cash and cash equivalents:	(3,906)	(13,322)	21,586
Cash and cash equivalents:
Beginning of period	63,968	60,062	46,740

End of period	$60,062	$46,740	$68,326

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$33	$22	$7

Income taxes paid, net	$10,736	$21,341	$3,578

Capital expenditures incurred but not yet paid	$1,539	$2,360	$2,890

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

D.    Revenue Recognition

        The Company recognizes revenue when collectability is reasonably assured and when title passes to the customer, which is generally at the time of shipment with freight terms of FOB shipping point or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience. Additionally, the Company recognizes revenue attributable to an up-front fee received from Titanium Metals Corporation ("TIMET") as a result of a twenty-year agreement, entered into on November, 17, 2006 to provide conversion services to TIMET. See Note 15 Deferred Revenue for a description of accounting treatment relating to this up-front fee.

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

        As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2012 or 2013 because the fair value exceeded the carrying values. The Company has a non-compete agreement with a remaining life of 2 years.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        Amortization of the patents, non-competes and other intangibles was $561, $423 and $416 for the years ended September 30, 2011, 2012 and 2013, respectively. The following represents a summary of intangible assets at September 30, 2012 and 2013:

September 30, 2012	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$8,667	$(6,891)	$1,776
Trademarks	3,800	—	3,800
Non-compete	1,090	(900)	190
Other	330	(79)	251

	$13,887	$(7,870)	$6,017

September 30, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,533)	$1,497
Trademarks	3,800	—	3,800
Non-compete	500	(381)	119
Other	330	(145)	185

	$8,660	$(3,059)	$5,601

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2014	416
2015	393
2016	332
2017	279
2018	279
Thereafter	102

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

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There was no triggering event during the years ended September 30, 2012 or 2013 and thus no impairment was recognized.

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

J.     Foreign Currency Exchange

        The Company's foreign operating entities' financial statements are denominated in the functional currencies of each respective country, which are the local currencies. All assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average rate for the year. Translation gains or losses are recorded as a separate component of comprehensive income (loss) and transaction gains and losses are reflected in the consolidated statements of operations.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2011, 2012 and 2013 were $3,259, $3,285 and $3,505, respectively.

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

N.    Financial Instruments and Concentrations of Risk

        The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2012 and 2013, the Company had no foreign currency exchange contracts outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2013, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

        During 2011, 2012 and 2013, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

        Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2011	2012	2013
Numerator:
Net income	$31,128	$50,182	$21,577
Less amount allocable to participating securities	(320)	(454)	(186)

Net income available for basic shareholders	30,808	49,728	21,391
Adjustment for dilutive potential common shares	(2)	2	—

Net income available for diluted common shares	$30,806	$49,730	$21,391

Denominator:
Weighted average shares—Basic	12,067,555	12,147,179	12,223,838
Adjustment for dilutive potential common shares	82,311	68,852	41,792

Weighted average shares—Diluted	12,149,866	12,216,031	12,265,630

Basic net income per share	$2.55	$4.09	$1.75
Diluted net income per share	$2.54	$4.07	$1.74
Number of stock option shares excluded as their effect would be anti-dilutive	130,195	98,630	170,623

Q.    Recently Issued Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard revises the guidance for providing information about the amounts reclassified out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2012. The Company adopted this accounting standard on January 1, 2013, and the impact to the consolidated financial statements was not material. See Note 17 for disclosure of amounts reclassified out of accumulated comprehensive income.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

R.    Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. See Note 17 for a breakdown of Comprehensive Income (Loss) and changes in Accumulated Other Comprehensive Loss net of tax effects.

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30,
	2012	2013
Raw materials	$27,654	$25,647
Work-in-process	129,642	108,708
Finished goods	104,875	97,150
Other	1,065	652

	$263,236	$232,157

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2012	2013
Land and land improvements	$6,415	$6,856
Buildings	17,178	19,034
Machinery and equipment	154,670	179,407
Construction in process	17,355	31,472

	195,618	236,769
Less accumulated depreciation	(70,966)	(84,005)

	$124,652	$152,764

        The Company has $903 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30,
	2012	2013
Employee compensation	$8,355	$6,415
Advance payments from customers	1,868	1,094
Taxes, other than income taxes	2,566	3,005
Other	2,368	3,162

	$15,157	$13,676

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2011	2012	2013
Income before income taxes:
U.S.	$44,244	$67,968	$23,555
Foreign	5,154	9,027	8,443

Total	$49,398	$76,995	$31,998

Provision for income taxes:
Current:
U.S. Federal	$5,952	$15,836	$2,125
Foreign	2,145	1,712	1,419
State	825	2,079	85

Total	8,922	19,627	3,629

Deferred:
U.S. Federal	7,411	6,314	5,907
Foreign	(685)	585	623
State	2,308	601	262
Valuation allowance	314	(314)	0

Total	9,348	7,186	6,792

Total provision for income taxes	$18,270	$26,813	$10,421

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2011	2012	2013
Statutory federal tax rate	35%	35%	35%
Tax provision for income taxes at the statutory rate	$17,289	$26,949	$11,199
Foreign tax rate differentials	(342)	(864)	(913)
Provision for state taxes, net of federal taxes	1,289	1,578	473
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	—	335	354
Manufacturer's deduction	(910)	(1,715)	(217)
Tax credits	(713)	—	(78)
State tax rate reduction impact on deferred tax asset	1,228	89	(182)
Change in Valuation Allowance	314	(314)	—
Other, net	115	755	(215)

Provision for income taxes at effective tax rate	$18,270	$26,813	$10,421

Effective tax rate	37.0%	34.8%	32.6%

        During fiscal 2011, the Company's effective tax rate was higher, primarily due to the revaluation of the Company's deferred tax assets at a lower blended state income tax rate, offset by additional tax credits.

        During fiscal 2012, the Company's effective tax rate was lower, primarily due to increased proportion of profitability in foreign jurisdictions and the increased Manufacturer's deduction (due to increased U.S. profitability).

        During fiscal 2013, the Company's effective tax rate was lower, primarily due to increased proportion of profitability in foreign jurisdictions and the reversal of certain tax reserves no longer required.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2012	2013
Deferred tax assets:
Pension and postretirement benefits	$83,379	$58,148
TIMET Agreement	13,071	12,167
Inventories	2,996	2,095
Accrued compensation and benefits	4,055	3,076
Accrued expenses and other	1,772	527
Tax attributes	740	946

Total deferred tax assets	$106,013	$76,959

Deferred tax liabilities:
Property, plant and equipment, net	$(25,665)	$(26,931)
Intangible and other	(2,160)	(2,709)

	$(27,825)	$(29,640)
Valuation Allowance	—	—

Net deferred tax assets (liabilities)	$78,188	$47,319

Current deferred tax assets	$9,933	$6,018

Long-term deferred tax asset	$68,255	$41,301

        The Company has tax attributes of $740 and $946 for the fiscal years 2012 and 2013, respectively, which include foreign and state operating loss carryforwards. During fiscal year 2012, the Company reversed a valuation allowance against $314 of foreign losses. Some tax attributes expire beginning in 2024 and others have no expiration.

        Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $52,343 at September 30, 2013. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	October 1, 2009 To September 30, 2011	October 1, 2010 To September 30, 2012	October 1, 2011 To September 30, 2013
Balance at beginning of period	$264	$264	$264
Gross Increases—current period tax positions	—	—	—
Gross Decreases—current period tax positions	—	—	—
Gross Increases—tax positions in prior periods	—	—	—
Gross Decreases—tax positions in prior periods	—	—	—
Gross Decreases—settlements with taxing authorities	—	—	—
Gross Decreases—lapse of statute of limitations	—	—	(264)

Balance at end of period	$264	$264	$—

        During fiscal year 2013, the Company recognized the tax benefits previously unrecognized due to the statute of limitations. This tax benefit was recorded in income tax expense and affected the income statement by $236. During fiscal 2013, the Company recognized a reversal of accrued interest expense related to the unrecognized tax benefits totaling $75.

        As of September 30, 2013, the Company is open to examination in the U.S. federal income tax jurisdiction for the 2010 through 2013 tax years and in various foreign jurisdictions from 2008 through 2013. The Company is also open to examination in various states in the U.S., none of which were individually material.

Note 7    Debt

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo"), successor by merger to Wachovia Capital Finance Corporation (Central) ("Wachovia"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2013, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The Company is permitted to pay dividends and repurchase common stock if certain

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 7    Debt (Continued)

financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2013, the most recent required measurement date under the Amended Agreement, the Company was in compliance with those covenants. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  U.K. revolving credit facility

        In April 2008, the Company's U.K. subsidiary (Haynes International Ltd.) put in place a facility with a multi-currency overdraft facility. The overdraft facility has a limit of 2,000 pounds sterling ($3,237). Haynes International Ltd. is required to pay interest on overdrafts in an amount equal to the Bank's Sterling Base Rate (in accordance with the terms facility), plus 2.0% per annum. As of September 30, 2013, the overdraft facility had an outstanding balance of zero.

        At September 30, 2013, the Company had access to approximately $120,000 under its credit agreement (based on borrowing base and certain reserves). The Company's UK subsidiary (Haynes International Ltd.) has an overdraft facility of 2,000 pounds sterling ($3,237), all of which was available on September 30, 2013. The Company's French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 1,200 Euro ($1,621), all of which was available on September 30, 2013. The Company's Swiss subsidiary (Haynes International AG) had an overdraft banking facility of 500 Swiss Francs ($553), all of which was available on September 30, 2013.

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for these groups. Expenses associated with this plan for the years ended September 30, 2011, 2012 and 2013 totaled $1,237, $1,374 and $1,416, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2011, 2012 and 2013.

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

        The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense (income) for the years ended September 30, 2011, 2012 and 2013 was $84, $110 and $12, respectively. Accrued liabilities in the amount of $909 and $825 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2012 and 2013, respectively.

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

        The Company made contributions of $15,900 and $15,000 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2012 and 2013, respectively. The Company's U.K. subsidiary made contributions of $970 for the years ended September 30, 2012 and 2013, respectively, to the U.K. pension plan.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	Year Ended September 30,		Year Ended September 30,
	2012	2013	2012	2013
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$261,953	$303,445	$101,515	$114,209
Service cost	4,001	4,881	291	387
Interest cost	11,623	10,839	4,581	4,330
Actuarial losses	38,147	(32,627)	11,974	(16,018)
Benefits paid	(12,279)	(12,845)	(4,152)	(4,136)

Projected benefit obligation at end of year	$303,445	$273,693	$114,209	98,772

Change in Plan Assets:
Fair value of plan assets at beginning of year	$148,931	$182,011	$—	$—
Actual return on assets	28,489	20,977	—	—
Employer contributions	16,870	15,970	4,152	4,136
Benefits paid	(12,279)	(12,845)	(4,152)	(4,136)

Fair value of plan assets at end of year	$182,011	$206,113	$—	$—

Funded Status of Plan:
Unfunded status	$(121,434)	$(67,580)	$(114,209)	$(98,772)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2012	2013	2012	2013	2012	2013	2012	2013
Accrued pension and postretirement benefits:
Current	$(15,970)	$—	$(5,000)	$(4,823)	$(95)	$(95)	$(21,065)	$(4,918)
Non-current	(105,464)	(67,580)	(109,209)	(93,949)	(814)	(730)	(215,487)	(162,259)

Accrued pension and postretirement benefits	$(121,434)	$(67,580)	$(114,209)	$(98,772)	$(909)	$(825)	$(236,552)	$(167,177)
Accumulated other comprehensive loss:
Net (gain) loss	114,542	63,939	48,632	28,897	—	—	163,174	92,836
Prior service cost	6,252	5,444	(8,684)	(2,895)	—	—	(2,432)	2,549

Total accumulated other comprehensive loss	$120,794	$69,383	$39,948	$26,002	$—	$—	$160,742	$95,385
Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$10,189	$4,612	$3,717	$1,996	$—	$—	$13,906	$6,608
Amortization of prior service cost	808	808	(5,789)	(2,895)	—	—	(4,981)	(2,087)

	$10,997	$5,420	$(2,072)	$(899)	$—	$—	$8,925	$4,521

        The accumulated benefit obligation for the pension plans was $281,623 and $257,284 at September 30, 2012 and 2013, respectively.

        The cost of the Company's postretirement benefits are accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2011	2012	2013
Service cost	$3,612	$4,001	$4,881
Interest cost	11,383	11,623	10,839
Expected return on assets	(12,023)	(11,755)	(13,189)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	6,285	9,031	10,189

Net periodic cost	$10,065	$13,708	$13,528

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

	Postretirement Health Care Benefits
	Year Ended September 30,
	2011	2012	2013
Service cost	$266	$291	$387
Interest cost	4,688	4,581	4,330
Amortization of unrecognized prior service cost	(5,789)	(5,789)	(5,789)
Recognized actuarial loss	2,706	2,799	3,717

Net periodic cost	$1,871	$1,882	$2,645

Assumptions

        A 6.0% (6.5%-2012) annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0% (5.5%-2012) annual rate of increase for ages over 65 were assumed for 2013, gradually decreasing for both age groups to 5.0% (5.0%-2012) by the year 2016. A one percentage point change in assumed health care cost trend rates would have the following effects in 2013:

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

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2012 and 2013 were determined based on the following assumptions:

	September 30, 2012	September 30, 2013
Discount rate (postretirement health care)	3.875%	4.750%
Discount rate (U.S. pension plan)	3.625%	4.500%
Discount rate (U.K. pension plan)	4.100%	4.300%
Rate of compensation increase (U.S. pension plan only)	3.500%	3.500%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30,
	2011	2012	2013
Discount rate (postretirement health care plan)	4.875%	4.625%	3.875%
Discount rate (U.S. pension plan)	4.875%	4.500%	3.625%
Discount rate (U.K. pension plan)	5.000%	5.200%	4.100%
Expected return on plan assets (U.S. pension plan)	8.500%	8.000%	7.500%
Expected return on plan assets (U.K. pension plan)	5.900%	5.900%	4.200%
Rate of compensation increase (U.S. pension plan only)	3.500%	3.500%	3.500%

Plan Assets and Investment Strategy

        Our pension plan assets by level within the fair value hierarchy at September 30, 2012 and 2013, are presented in the table below. Our pension plan assets were accounted for at fair value. For more information on a description of the fair value hierarchy, see Note 16.

	September 30, 2012
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$30,238	$—	$—	$30,238
Common /collective funds
Bonds	—	62,554	—	62,554
Short-term money market	—	6,762	—	6,762
U.S. common stock	—	59,678	—	59,678
International equity	—	7,053	—	7,053

Total U.S.	$30,238	$136,047	$—	$166,285
U.K. Plan Assets:
Equities	$6,322	$—	$—	$6,322
Bonds	7,297	—	—	7,297
Other	2,107	—	—	2,107

Total U.K.	$15,726	$—	$—	$15,726

Total pension plan assets	$45,964	$136,047	$—	$182,011

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

	September 30, 2013
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$38,575	$—	$—	$38,575
Common /collective funds
Bonds	—	74,378	—	74,378
Short-term money market	—	2,590	—	2,590
U.S. common stock	—	64,592	—	64,592
International equity	—	8,307	—	8,307

Total U.S.	$38,575	$149,867	$—	$188,442
U.K. Plan Assets:
Equities	$—	$7,695	$—	$7,695
Bonds	—	7,111	—	7,111
Other	—	2,865	—	2,865

Total U.K.	$—	$17,671	$—	$17,671

Total pension plan assets	$38,575	$167,538	$—	$206,113

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

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 7.50% is reasonable, and it remains unchanged from last year's assumption. The Company also realizes that historical performance is no guarantee of future performance.

        In determining the expected rate of return on plan assets, the Company takes into account the plan's allocation at September 30, 2013 of 59% equities, 40% fixed income and 1% other. The Company assumes an approximately 3.00% to 4.00% equity risk premium above the broad bond market yields of 5.00% to 7.00%. Note that over very long historical periods the realized risk premium has been higher. The Company believes that its assumption of an 7.5% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

        It is the policy of the U.S. pension plan to invest assets with an allocation to equities as shown below. The balance of the assets are maintained in fixed income investments, and in cash holdings, to the extent permitted by the plan documents.

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

Contributions and Benefit Payments

        The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans, and the U.K. pension plan in fiscal 2014.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2014	$13,355	$4,823
2015	13,833	5,000
2016	14,108	5,000
2017	14,586	5,000
2018	14,900	5,000
2019-2023 (in total)	83,714	25,000

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,607, $3,347 and $3,693 for the years ended September 30, 2011, 2012 and 2013, respectively. Rent expense does not include income from sub-lease rentals totaling $112, $145 and $129 for the years ended September 30, 2011, 2012 and

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 9    Commitments (Continued)

2013, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2013, are as follows:

Operating
2014	$3,119
2015	1,892
2016	1,392
2017	1,223
2018	913
2019 and thereafter	553

$9,092

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $67 due in the future.

Note 10    Legal, Environmental and Other Contingencies

        The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, employment and in federal and/or state Equal Employment Opportunity Commission (EEOC) administrative actions. Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or cash flows.

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

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI and which was reviewed in 2012, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing.

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

        On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency, or EPA, relating to the Company's compliance with laws relating to air quality. The Company has responded to the request, and there has been no further action by the EPA.

        As of September 30, 2013, the Company has accrued $846 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

        Long-term obligations consist of the following (in thousands):

	September 30,
	2012	2013
Environmental post-closure monitoring and maintenance activities	$1,071	$846
Less amounts due within one year	(91)	(79)

	$980	$767

        Maturities of long-term obligations (discounted) are as follows at September 30, 2013:

Year Ending
2014	$—
2015	74
2016	83
2017	70
2018	72
2019 and thereafter	468

$767

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        Restricted stock grants are subject to forfeiture if employment or service terminates prior to the vesting period or if the performance goal is not met, if applicable. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the trading day immediately preceding the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Holders of outstanding shares of restricted stock are entitled to receive dividends on, and to vote, shares of common stock.

        On November 20, 2012, November 26, 2012 and December 10, 2012, the Company granted 31,950, 3,000 and 1,100 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee with the Company and (b) the Company has met a three year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $47.96, $47.62 and $48.39, respectively, the closing price of the Company's common stock on the trading day immediately preceding the day of the applicable grant.

        The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2013:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2012	111,000	$42.32
Granted	36,050	$47.94
Forfeited / Canceled	(11,800)	$42.23
Vested	(38,500)	$34.00

Unvested at September 30, 2013	96,750	$47.74

Expected to vest	77,250	$46.82

        Compensation expense related to restricted stock for the years ended September 30, 2011, 2012 and 2013 was $992, $1,518 and $832, respectively. The remaining unrecognized compensation expense at September 30, 2013 was $1,379, which is to be recognized over a weighted average period of 1.08 years. During fiscal 2013, the Company repurchased 9,993 shares of stock from employees at an average purchase price of $50.51 to satisfy required withholding taxes of restricted stock—based compensation.

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

        On November 20, 2012 and December 10, 2012, the Company granted 35,600 and 1,800 options, respectively, at an exercise price of $47.96 and $48.39, respectively, the fair market value of the Company's common stock on the day of the grant. During fiscal 2013, 30,545 options were exercised and 33,967 options were forfeited/canceled.

        The stock-based employee compensation expense for stock options for years ended September 30, 2011, 2012 and 2013 was $760, $561 and $424, respectively. The remaining unrecognized compensation expense at September 30, 2013 was $522, to be recognized over a weighted average vesting period of 1.12 years.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        The following table summarizes the activity under the stock option plans for the year ended September 30, 2013:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2012	318,776		$44.05
Granted	37,400		$47.98
Exercised	(30,545)		$19.57
Canceled	(33,967)		$59.11

Outstanding at September 30, 2013	291,664	$2,134	$45.36	5.17 yrs.

Vested or expected to vest	283,214	$2,120	$45.30	5.08 yrs.
Exercisable at September 30, 2013	233,962	$2,098	$44.51	4.30 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	0.92	32,207	32,207
March 31, 2006	31.00	2.50	10,000	10,000
March 30, 2007	72.93	3.50	47,500	47,500
March 31, 2008	54.00	4.50	58,000	58,000
October 1, 2008	46.83	5.00	20,000	20,000
March 31, 2009	17.82	5.50	20,089	20,089
January 8, 2010	34.00	6.25	25,801	25,801
November 24, 2010	40.26	7.17	20,967	13,800
November 25, 2011	55.88	8.17	19,700	6,565
November 20, 2012	47.96	9.17	35,600	—
December 10, 2012	48.39	9.17	1,800	—

			291,664	233,962

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly results of operations of the Company for years ended September 30, 2012 and 2013 are as follows:

	2012
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$128,851	$158,882	$141,574	$150,254
Gross profit	23,491	34,535	32,389	30,425
Net income	8,443	15,151	13,732	12,856
Net income per share:
Basic	$0.69	$1.24	$1.12	$1.05
Diluted	$0.68	$1.23	$1.11	$1.04

	2013
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$114,300	$129,201	$123,587	$115,658
Gross profit	18,774	20,084	18,605	16,163
Net income	5,835	6,436	5,297	4,009
Net income per share:
Basic	$0.47	$0.52	$0.43	$0.33
Diluted	$0.47	$0.52	$0.43	$0.32

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 13    Segment Reporting (Continued)

Revenues from external customers are attributed to the geographic areas presented based on the destination of product shipments.

	Year Ended September 30,
	2011	2012	2013
Net Revenue by Geography:
United States	$344,983	$346,750	$268,054
Europe	105,725	121,781	110,389
China	40,934	48,183	39,475
Other	51,254	62,847	64,828

Net Revenues	$542,896	$579,561	$482,746

Net Revenue by Product Group:
High-temperature resistant alloys	$412,601	$423,080	$357,232
Corrosive-resistant alloys	130,295	156,481	125,514

Net revenues	$542,896	$579,561	$482,746

	September 30,
	2012	2013
Long-lived Assets by Geography:
United States	$120,218	$146,940
Europe	3,759	5,221
China	675	603

Total long-lived assets	$124,652	$152,764

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2013	1,249	(34)	(16)	1,199
September 30, 2012	1,129	235	(115)	1,249
September 30, 2011	1,116	54	(41)	1,129

(1)
Uncollectible accounts written off net of recoveries.

Note 15    Deferred Revenue

        On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation ("TIMET") for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 15    Deferred Revenue (Continued)

agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25.0 million and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

        When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. A portion of the Company's pension plan assets are in a common collective trust that is considered within Level 2. To determine the fair value of these assets, the Company uses the quoted market prices of the underlying assets of the common collective trust. (See Note 8.)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 16    Fair Value Measurements (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2013:

	September 30, 2012 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$46,740	$—	$—	$46,740
Pension plan assets	45,964	136,047	—	182,011

Total fair value	$92,704	$136,047	$—	$228,751

	September 30, 2013 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$68,326	$—	$—	$68,326
Pension plan assets	38,575	167,538	—	206,113

Total fair value	$106,901	167,538	$—	$274,439

        The Company has no Level 3 assets as of September 30, 2012 or 2013.

Note 17. Comprehensive Income (Loss) and Changes in Accumulated Other Comprehensive Income (Loss) by Component

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 17. Comprehensive Income (Loss) and Changes in Accumulated Other Comprehensive Income (Loss) by Component (Continued)

Comprehensive Income (Loss)

	Year Ended September 30,
	2011			2012			2013
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$31,128			$50,182			$21,577
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$(24,316)	$10,670	(13,646)	$(19,688)	$7,399	(12,289)	$74,282	$(27,201)	47,081
Less: amortization of prior service cost	4,981	(1,743)	3,238	4,981	(1,743)	3,238	4,981	(1,743)	3,238
Less: amortization of gain (loss)	(8,991)	1,743	(7,248)	(11,830)	4,140	(7,690)	(13,906)	4,867	(9,039)
Foreign currency translation adjustment	645	—	645	698	—	698	1,012	—	1,012

Other comprehensive income (loss)	$(27,681)	$10,670	(17,011)	$(25,839)	$9,796	(16,043)	$66,369	$(24,077)	42,292

Total comprehensive income (loss)			$14,117			$34,139			$63,869

Accumulated Other Comprehensive Income (Loss)

	Twelve Months Ended September 30, 2012
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 31, 2011	$(67,822)	$(15,479)	$253	$(83,048)

Other comprehensive income (loss) before classifications	(13,836)	(7,356)	698	(20,494)
Amounts reclassified from accumulated other comprehensive income (loss)	6,395	(1,944)	—	4,451

Net current-period other comprehensive income (loss)	(7,441)	(9,300)	698	(16,043)

Accumulated other comprehensive income (loss) as of September 30, 2012	$(75,263)	$(24,779)	$951	$(99,091)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 17. Comprehensive Income (Loss) and Changes in Accumulated Other Comprehensive Income (Loss) by Component (Continued)

	Twelve Months Ended September 30, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2012	$(75,263)	$(24,779)	$951	$(99,091)

Other comprehensive income (loss) before classifications	25,317	10,162	1,012	36,491
Amounts reclassified from accumulated other comprehensive income (loss)	7,148	(1,347)	—	5,801

Net current-period other comprehensive income (loss)	32,465	8,815	1,012	42,292

Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)

        Reclassifications out of Accumulated Other Comprehensive Income

	Twelve Months Ended September 30, 2012			Twelve Months Ended September 30, 2013
	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs(a)	$(808)	$5,789	$4,981	$(808)	$5,789	$4,981
Actuarial (losses)(a)	(9,031)	(2,799)	(11,830)	(10,189)	(3,717)	(13,906)

Total before tax	(9,839)	2,990	(6,849)	(10,997)	2,072	(8,925)
Tax (expense) or benefit	3,444	(1,046)	2,398	3,849	(725)	3,124

Total reclassification for the period	$(6,395)	$1,944	$(4,451)	$(7,148)	$1,347	$(5,801)

(a)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

        During the year ended September 30, 2013, we began a phased implementation of a new global enterprise resource planning system to be used as our accounting system. As of September 30, 2013, legal entities representing approximately 20% of the Company's revenues had been deployed on the new system. The deployment of the system to remaining legal entities is expected to be completed in multiple phases through fiscal year 2014. The transition to the new information system includes a significant effort in the testing of the system prior to deployment, training of associates who will be using the system and updating of the Company's internal control process and procedures that will be impacted by the deployment. During each phase of the deployment, the Company will test the results from the system and perform an appropriate level of monitoring of the system's results. As a result of the deployment of the system, management has updated and continues to update the systems of internal control over the impacted areas.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (1992). Based on the Company's assessment, management has concluded that, as of September 30, 2013, the Company's internal control over financial reporting is effective based on those criteria.

        The internal controls over financial reporting that were assessed for fiscal year 2013 were:

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2013 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Mark M. Comerford President & Chief Executive Officer November 21, 2013	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 21, 2013

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information included under the caption "Business—Executive Officers of the Company" in this Annual Report on Form 10-K, and under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Code of Ethics", "Corporate Governance—Corporate Governance Committee and Director Nominations", "Corporate Governance—Board Committee Structure", "Corporate Governance—Family Relationships" and "Corporate Governance—Independence of the Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 24, 2014 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information included under the captions "Executive Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance—Director Compensation Program" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 24, 2014 is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 24, 2014 and "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Annual Report on Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company's stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The Company's policy is to require that all conflict of interest transactions between the Company and any of its directors, officers or 10% beneficial owners (collectively, "Insiders") and all transactions where any Insider has a direct or indirect financial interest, including related party transactions required to be reported under Item 404(a) of Regulation S-K, must be reviewed and approved or ratified by the Board of Directors. The material terms of any such transaction, including the nature and extent of the Insider's interest therein, must be disclosed to the Board of Directors. The Board will then review the terms of the proposed transaction to determine whether the terms of the proposed transaction are fair to the Company and are no less favorable to the Company than those that would be available from an independent third party. Following the Board's review and discussion, the proposed transaction will be approved or ratified only if it receives the affirmative votes of a majority of the directors who have no direct or indirect financial interest in the proposed transaction, even though the disinterested directors represent less than a quorum. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors which authorizes the contract or transaction.

        There are no transactions since the beginning of fiscal 2013, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 24, 2014 is incorporated herein by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

        The information included under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on February 24, 2014 is incorporated herein by reference in response to this item.

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

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK M. COMERFORD Mark M. Comerford President and Chief Executive Officer Date: November 21, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK M. COMERFORD Mark M. Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 21, 2013
/s/ DANIEL W. MAUDLIN Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 21, 2013
/s/ DAVID S. VAN BIBBER David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2013
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 21, 2013
/s/ PAUL J. BOHAN Paul J. Bohan	Director	November 21, 2013
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 21, 2013
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 21, 2013

Signature	Title	Date

/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 21, 2013
/s/ MICHAEL L. SHOR Michael L. Shor	Director	November 21, 2013
/s/ WILLIAM P. WALL William P. Wall	Director	November 21, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011).
10.2	Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to Haynes International, Inc. Current Report on Form 8-K filed July 20, 2011).
10.3	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.5	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.9	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.10	Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008 (incorporated by reference to Exhibit 10.21 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.11	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.12	Amendment No. 1 to Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed August 7, 2009).
10.13	Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).
10.14	Summary of 2011 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 24, 2010).
10.15	Amendment No.1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2011).
10.16	Amendment No. 2 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended March 31, 2013).
10.17	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed September 20, 2013).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**
Filed herewith