Form 10-Q
period 2013-12-31
HAYNES INTERNATIONAL INC
filed 2014-02-06
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 5, 2014, the registrant had 12,385,451 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1         FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$68,326	$81,023
Accounts receivable, less allowance for doubtful accounts of $1,199 and $1,194, respectively	82,562	62,749
Inventories	232,157	229,473
Income taxes receivable	4,433	3,165
Deferred income taxes	6,018	6,321
Other current assets	2,408	3,737
Total current assets	395,904	386,468
Property, plant and equipment, net	152,764	159,612
Deferred income taxes—long term portion	41,301	44,641
Prepayments and deferred charges	2,282	1,986
Other intangible assets, net	5,601	5,497
Total assets	$597,852	$598,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,600	$33,656
Accrued expenses	13,676	12,989
Revolving credit facility	—	—
Accrued postretirement benefits	4,918	4,918
Deferred revenue—current portion	2,500	2,500
Total current liabilities	48,694	54,063
Long-term obligations (less current portion)	767	767
Deferred revenue (less current portion)	30,329	29,704
Accrued pension and postretirement benefits	162,259	161,134
Total liabilities	242,049	245,668
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,342,585 and 12,401,728 shares issued, 12,332,592 and 12,385,451 shares outstanding at September 30, 2013 and December 31, 2013, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	238,941	240,220
Accumulated earnings	174,154	167,942
Treasury stock, 9,993 shares at September 30, 2013 and 16,277 shares at December 31, 2013	(505)	(840)
Accumulated other comprehensive loss	(56,799)	(54,798)
Total stockholders’ equity	355,803	352,536
Total liabilities and stockholders’ equity	$597,852	$598,204

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	December 31,
	2012	2013

Net revenues	$114,300	$93,700
Cost of sales	95,526	88,450
Gross profit	18,774	5,250
Selling, general and administrative expense	9,811	9,956
Research and technical expense	858	878
Operating income (loss)	8,105	(5,584)
Interest income	(29)	(46)
Interest expense	17	18
Income (loss) before income taxes	8,117	(5,556)
Provision for (benefit from) income taxes	2,282	(2,064)
Net income (loss)	$5,835	$(3,492)
Net income (loss) per share:
Basic	$0.47	$(0.29)
Diluted	$0.47	$(0.29)

Dividend declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2012	2013
Net income (loss)	$5,835	$(3,492)
Other comprehensive income (loss), net of tax:
Pension and post-retirement	—	711
Foreign currency translation adjustment	664	1,290
Comprehensive income (loss)	$6,499	$(1,491)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$5,835	$(3,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,131	3,606
Amortization	105	104
Pension and post-retirement expense — U.S. and U.K.	4,023	2,611
Stock compensation expense	218	437
Excess tax benefit from option exercises and restricted stock vesting	(195)	(253)
Deferred revenue	(625)	(625)
Deferred income taxes	(147)	(4,668)
Loss on disposition of property	3	17
Change in assets and liabilities:
Accounts receivable	28,342	20,462
Inventories	(12,095)	3,541
Other assets	(1,087)	(1,010)
Accounts payable and accrued expenses	5,038	3,822
Income taxes	2,127	2,119
Accrued pension and postretirement benefits	(5,145)	(2,606)
Net cash provided by operating activities	29,528	24,065

Cash flows from investing activities:
Additions to property, plant and equipment	(8,982)	(9,313)
Net cash used in investing activities	(8,982)	(9,313)

Cash flows from financing activities:
Dividends paid	(2,710)	(2,720)
Proceeds from exercise of stock options	598	589
Payment for purchase of treasury stock	—	(335)
Excess tax benefit from option exercises and restricted stock vesting	195	253
Net cash used in financing activities	(1,917)	(2,213)

Effect of exchange rates on cash	94	158
Increase in cash and cash equivalents	18,723	12,697

Cash and cash equivalents, beginning of period	46,740	68,326
Cash and cash equivalents, end of period	$65,463	$81,023
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$1	$2
Income taxes paid (net of refunds)	$385	$376
Capital expenditures incurred but not yet paid	$5,071	$3,941

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2014 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.   New Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued in the first quarter of fiscal 2014.

Note 3.   Inventories

The following is a summary of the major classes of inventories:

	September 30, 2013	December 31, 2013
Raw Materials	$25,647	$23,410
Work-in-process	108,708	111,470
Finished Goods	97,150	93,626
Other	652	967
	$232,157	$229,473

Note 4.   Income Taxes

Income tax expense for the three months ended December 31, 2012 and 2013 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended December 31, 2013 was 37.1% compared to 28.1% in the same period of fiscal 2013.  This increase is attributable to our manufacturer’s deduction in the first quarter of fiscal 2014 in addition to a change in law in the state of California related to apportionment, which impacted the effective tax rate in the first quarter of fiscal 2013.  This change resulted in an increase to the deferred tax asset, which caused a favorable impact on the effective tax rate in fiscal 2013.

Note 5.   Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2012 and 2013 are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2012	2013	2012	2013
Service cost	$1,220	$993	$97	$67
Interest cost	2,538	2,855	1,082	1,145
Expected return	(3,119)	(3,578)	—	—
Amortizations	2,723	1,354	(518)	(225)
Net periodic benefit cost	$3,362	$1,624	$661	$987

The Company contributed $1,250 to Company sponsored domestic pension plans, $1,088 to its other post-retirement benefit plans and $245 to the U.K. pension plan for the three months ended December 31, 2013. Given the current funding status of the plan, the Company is not required to contribute and has temporarily suspended contributions to the domestic pension plan. Therefore, the Company presently expects future contributions of zero to its domestic pension plans, $3,912 to its other post-retirement benefit plans and $725 to the U.K. pension plan for the remainder of fiscal 2014.

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

On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency, or EPA, relating to the Company’s compliance with laws relating to air quality. The Company has responded to the request, and there has been no further action by the EPA.

As of September 30, 2013 and December 31, 2013, the Company has accrued $845 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,077 which was then discounted using an appropriate discount rate.

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

As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2012 or 2013 because the fair value exceeded the carrying values. The Company also has non-compete agreements with a remaining life of 1.5 years.

Amortization of the patents, non-competes and other intangibles was $105 and $104 for the three months ended December 31, 2012 and 2013, respectively.

The following represents a summary of intangible assets at September 30, 2013 and December 31, 2013:

September 30, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,533)	$1,497
Trademarks	3,800	—	3,800
Non-compete	500	(381)	119
Other	330	(145)	185
	$8,660	$(3,059)	$5,601

December 31, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,603)	$1,427
Trademarks	3,800	—	3,800
Non-compete	500	(399)	101
Other	330	(161)	169
	$8,660	$(3,163)	$5,497

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2014 (remainder of fiscal year)	312
2015	393
2016	332
2017	279
2018	279
Thereafter	102

Note 9.   Net Income (Loss) Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. As a result of the loss in first quarter of fiscal 2014, no additional common shares or restricted stock awards are included because their affect is antidilutive.

Basic and diluted net income (loss) per share were computed as follows:

	Three Months Ended December 31,
(in thousands, except share and per share data)	2012	2013
Numerator:
Net income (loss)	$5,835	$(3,492)
Less amount allocable to participating securities	(64)	(22)
Net income (loss) available for basic shareholders	5,771	(3,514)
Adjustment for dilutive potential common shares	—	—
Net income (loss) available for diluted common shares	$5,771	$(3,514)
Denominator:
Weighted average shares - Basic	12,190,697	12,245,340
Adjustment for dilutive potential common shares	46,493	—
Weighted average shares - Diluted	12,237,190	12,245,340

Basic net income (loss) per share	$0.47	$(0.29)
Diluted net income (loss) per share	$0.47	$(0.29)

Number of stock option shares excluded as their effect would be anti-dilutive	184,706	238,722

Number of restricted stock shares excluded as their effect would be anti-dilutive	—	101,950

Note 10.  Stock-Based Compensation

Restricted Stock Plan

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are grants of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.

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

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2013	96,750	$47.74
Granted	37,700	$52.89
Forfeited / Canceled	—	—
Vested	(32,500)	$40.41
Unvested at December 31, 2013	101,950	$51.99
Expected to vest	82,450	$52.13

Compensation expense related to restricted stock for the three months ended December 31, 2012 and 2013 was $116 and $325, respectively. The remaining unrecognized compensation expense at December 31, 2013 was $3,049, to be recognized over a weighted average period of 1.56 years. During the first quarter of fiscal 2014, the Company repurchased 6,284 shares of stock from employees at an average purchase price of $53.38 to satisfy required withholding taxes upon vesting of restricted stock-based compensation

Stock Option Plans

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal 2014:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 26, 2013	$13.94	1.67%	0.57%	42%	3 years

On November 26, 2013, the Company granted 45,250 options at an exercise price of $52.78, the fair market value of the Company’s common stock the day of the grant. During the first quarter of fiscal 2014, 21,443 options were exercised.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2012 and 2013 was $102 and $112, respectively.  The remaining unrecognized compensation expense at December 31, 2013 was $978, to be recognized over a weighted average vesting period of 2.02 years.

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2013:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2013	291,664		$45.36
Granted	45,250		$52.78
Exercised	(21,443)		$27.30
Canceled	—		—
Outstanding at December 31, 2013	315,471	$3,246	$47.65	5.63
Vested or expected to vest	302,496	$3,168	$47.58	5.50
Exercisable at December 31, 2013	238,722	$2,955	$46.42	4.41

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	0.67	29,668	29,668
March 31, 2006	31.00	2.25	10,000	10,000
March 30, 2007	72.93	3.25	47,500	47,500
March 31, 2008	54.00	4.25	58,000	58,000
October 1, 2008	46.83	4.75	20,000	20,000
March 31, 2009	17.82	5.25	14,285	14,285
January 8, 2010	34.00	6.00	14,001	14,001
November 24, 2010	40.26	6.92	19,667	19,667
November 25, 2011	55.88	7.92	19,700	13,135
November 20, 2012	47.96	8.92	35,600	11,866
December 10, 2012	48.39	8.92	1,800	600
November 26, 2013	52.78	9.92	45,250	—
			315,471	238,722

Note 11.    Dividend

In the first quarter of fiscal 2014, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 16th, 2013 to stockholders of record at the close of business on December 2, 2013.  The dividend cash pay-out was $2,720 for the quarter based on the number of shares outstanding.

On February 6, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 17th, 2014 to stockholders of record at the close of business on March 3, 2014.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $68,326 and $81,023 as of September 30, 2013 and December 31, 2013, respectively, are considered Level 1.

Note 13.  Changes in Accumulated Other Comprehensive Income (Loss) by Component

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension and foreign currency translation adjustments, net of tax when applicable.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2012
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 31, 2012	$(75,263)	$(24,779)	$951	$(99,091)
Other comprehensive income (loss) before classifications	—	—	664	664
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	664	664
Accumulated other comprehensive income (loss) as of December 31, 2012	$(75,263)	$(24,779)	$1,615	$(98,427)

	Three Months Ended December 31, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)
Other comprehensive income (loss) before classifications	—	—	1,290	1,290
Amounts reclassified from accumulated other comprehensive income (loss)	853	(142)	—	711
Net current-period other comprehensive income (loss)	853	(142)	1,290	2,001
Accumulated other comprehensive income (loss) as of December 31, 2013	$(41,945)	$(16,106)	$3,253	$(54,798)

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2013
	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs (a)	$—	$—	$—	$(202)	$724	$522
Actuarial (losses) (a)	—	—	—	(1,153)	(499)	(1,652)
Total before tax	—	—	—	(1,355)	225	(1,130)
Tax (expense) or benefit	—	—	—	502	(83)	419
Total reclassification for the period	$—	$—	$—	$(853)	$142	$(711)

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

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2014 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10K for the fiscal year ended September 30, 2013.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines, gas turbine engines, and industrial heating  and heat treatment equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 61% of net product revenues in fiscal 2013. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

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

Dividends Paid and Declared

In the first quarter of fiscal 2014, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid December 16, 2013 to stockholders of record at the close of business on December 2, 2013.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding and equal to approximately $10.9 million on an annualized basis.

On February 6, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 17, 2014 to stockholders of record at the close of business on March 3, 2014.

Capital Spending

A key element of the Company’s business strategy is to capitalize on strategic equipment investments. Although the markets in which the Company participates are currently experiencing a period of lower demand, management continues to believe in the long-term growth potential of the aerospace, land-based gas turbine and chemical processing markets. Therefore, the Company is continuing to implement the previously announced capital spending projects in line with plans to meet the expected long-term growth requirements of those target markets.  Capital spending in the first quarter of fiscal 2014 was approximately $9.3 million, and the forecast for capital spending in fiscal 2014 is approximately $57.0 million. The capital spending planned for fiscal 2014 includes $18.8 million for the Arcadia tubular project, $8.9 million for the Kokomo flat product project, $14.0 million for the processing and service center upgrades, $2.5 million for the information systems upgrade project and the remaining $12.8 million for additional enhancements and upgrades of current facilities and equipment.

The actual and planned capital investments of approximately $124.5 million over the three-year period of fiscal 2012 through 2014 are expected to allow the Company to increase capacity, enhance product quality, reduce costs and improve working capital management. These significant investments are necessitated by expected intermediate and long-term increasing customer demand for volume and quality improvements.

Volumes, Competition and Pricing

Business conditions continue to be challenging as the Company continues to experience reduced demand, reduced selling price due to nickel market prices and increased price competition in the marketplace, particularly in commodity-type alloys.  The intense competitive environment continues to require the Company to aggressively price orders across all markets, which has unfavorably impacted the Company’s gross profit margin and net income.  In addition, sales volumes below mill capacities in the industry have reduced mill-direct lead times.  The decline in mill-direct lead times has, in turn, resulted in downward pressure on prices for service center transactional business, which typically commands a higher price due to faster product availability.

In addition to the negative effects of price competition, volumes in the first quarter of fiscal 2014 were lower than volumes in the first quarter of fiscal 2013.  Management believes the reduction in volume in the aerospace and land-based gas turbine markets is attributable to destocking in the supply chain as customers consume excess inventory. Management believes the decline in the price of nickel and customer uncertainty regarding the strength of the economy have also been contributors to the decline in overall volumes. Declining nickel prices can cause customers to delay orders for the Company’s products because the Company generally passes the cost of nickel on to customers in the price of its products.  As nickel prices decline, customers may delay ordering in order to receive a lower price in the future.  The reduced volumes processed through the mill have resulted in reduced absorption of fixed costs and margin compression.  The Company has implemented cost reduction measures and continues to carefully review discretionary spending in order to mitigate the impact of these factors on gross margin.

The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. Under the FIFO inventory costing method, the cost of materials included in cost of sales may be different than the current market price at the time of sale of finished product due to the length of time from the acquisition of the raw material to the sale of the finished product.  In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method. Conversely, in a period of rising raw material costs, the FIFO inventory valuation normally results in lower costs of sales.

Net Revenue and Gross Profit Margin Performance

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2013 and 2014
	Quarter Ended
(dollars in thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net Revenues	$114,300	$129,201	$123,587	$115,658	$93,700
Gross Profit Margin	$18,774	$20,084	$18,605	$16,163	$5,250
Gross Profit Margin %	16.4%	15.5%	15.1%	14.0%	5.6%

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

The gross margin in the first quarter of fiscal 2014 was $5.3 million, a reduction of $13.5 million from the $18.8 million in the first quarter of fiscal 2013. Increased price competition is estimated to account for approximately $6.8 million of the decrease.  Approximately $3.7 million of the decrease is attributable to reduced volumes and the related unfavorable variances arising from lower volumes as well as changes in product mix. An estimated $2.1 million of the decrease is attributable to higher cost inventory charged to cost of sales with falling raw material prices.  The impact of a fixed priced nickel agreement, pursuant to which the Company agreed to purchase a portion of its nickel supply at a fixed price that has been greater than the market price of nickel, is estimated to account for the remaining $0.9 million.

Backlog

Set forth below are selected data relating to the Company’s backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange and a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. The data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

	Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Backlog (1)
Dollars (in thousands)	$211,726	$206,994	$189,628	$166,589	$180,150
Pounds (in thousands)	6,905	7,362	6,185	5,371	5,875
Average selling price per pound	$30.66	$28.12	$30.66	$31.02	$30.66
Average nickel price per pound
London Metals Exchange(2)	$7.90	$7.59	$6.47	$6.25	$6.31

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

Backlog was $180.2 million at December 31, 2013, an increase of approximately $13.6 million, or 8.1%, from $166.6 million at September 30, 2013. The backlog dollars increased during the first quarter of fiscal 2014 due to a 9.4% increase in backlog pounds, slightly offset by a small decrease in the average selling price per pound for the quarter.  The increase in the backlog during the first quarter resulted from increased order entry primarily in the chemical processing market.  However, the level of transactional business declined in the first quarter of fiscal 2014 from the last quarter of fiscal 2013.

Quarterly Market Information

	Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenues (in thousands)
Aerospace	$52,272	$49,319	$51,015	$44,498	$39,951
Chemical processing	26,287	33,895	31,824	32,084	23,073
Land-based gas turbines	22,628	30,248	24,199	24,982	18,145
Other markets	10,618	12,034	14,677	11,591	9,403
Total product revenue	111,805	125,496	121,715	113,155	90,572
Other revenue	2,495	3,705	1,872	2,503	3,128
Net revenues	$114,300	$129,201	$123,587	$115,658	$93,700

Shipments by markets (in thousands of pounds)
Aerospace	2,116	1,981	2,077	1,933	1,630
Chemical processing	986	1,429	1,386	1,414	1,121
Land-based gas turbines	1,261	1,809	1,599	1,458	1,206
Other markets	322	362	478	432	362
Total shipments	4,685	5,581	5,540	5,237	4,319

Average selling price per pound
Aerospace	$24.70	$24.90	$24,56	$23.02	$24.51
Chemical processing	26.66	23.72	22.96	22.69	20.58
Land-based gas turbines	17.94	16.72	15.13	17.13	15.05
Other markets	32.98	33.24	30.71	26.83	25.98
Total product (excluding other revenue)	23.86	22.49	21.97	21.61	20.97
Total average selling price (including other revenue)	24.40	23.15	22.31	22.08	21.69

Outlook

Guidance

Revenue and earnings for the second quarter of fiscal 2014 are expected to improve from those of the first quarter of fiscal 2014, but the Company may still experience a net loss for the second quarter. Given the increase in backlog and feedback from customers, the Company currently expects financial results to improve over the course of fiscal 2014.

Results of Operations for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2013

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	December 31,				Change
($ in thousands)	2012		2013		Amount	%
Net revenues	$114,300	100.0%	$93,700	100.0%	$(20,600)	(18.0)%
Cost of sales	95,526	83.6%	88,450	94.4%	(7,076)	(7.4)%
Gross profit	18,774	16.4%	5,250	5.6%	(13,524)	(72.0)%
Selling, general and administrative expense	9,811	8.6%	9,956	10.6%	145	1.5%
Research and technical expense	858	0.8%	878	0.9%	20	2.3%
Operating income	8,105	7.1%	(5,584)	(5.9)%	(13,689)	(168.9)%
Interest income	(29)	(0.0)%	(46)	0.0%	(17)	58.6%
Interest expense	17	0.0%	18	0.0%	1	5.9%
Income before income taxes	8,117	7.1%	(5,556)	(5.9)%	(13,673)	(168.4)%
Provision for income taxes	2,282	2.0%	(2,064)	(2.2)%	(4,346)	(190.4)%
Net income	$5,835	5.1%	$(3,492)	(3.7)%	$(9,327)	(159.8)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended December 31,		Change
By market	2012	2013	Amount	%
Net revenues (in thousands)
Aerospace	$52,272	$39,951	$(12,321)	(23.6)%
Chemical processing	26,287	23,073	(3,214)	(12.2)%
Land-based gas turbines	22,628	18,145	(4,483)	(19.8)%
Other markets	10,618	9,403	(1,215)	(11.4)%
Total product revenue	111,805	90,572	(21,233)	(19.0)%
Other revenue	2,495	3,128	633	25.4%
Net revenues	$114,300	$93,700	$(20,600)	(18.0)%

Pounds by market (in thousands)
Aerospace	2,116	1,630	(486)	(23.0)%
Chemical processing	986	1,121	135	13.7%
Land-based gas turbines	1,261	1,206	(55)	(4.4)%
Other markets	322	362	40	12.4%
Total shipments	4,685	4,319	(366)	(7.8)%

Average selling price per pound
Aerospace	$24.70	$24.51	$(0.19)	(0.8)%
Chemical processing	26.66	20.58	(6.08)	(22.8)%
Land-based gas turbines	17.94	15.05	(2.89)	(16.1)%
Other markets	32.98	25.98	(7.00)	(21.2)%
Total product (excluding other revenue)	23.86	20.97	(2.89)	(12.1)%
Total average selling price (including other revenue)	24.40	21.69	(2.71)	(11.1)%

Net Revenues. Net revenues were $93.7 million in the first quarter of fiscal 2014, a decrease of 18.0% from $114.3 million in the same period of fiscal 2013.   Volume was 4.3 million pounds in the first quarter of fiscal 2014, a decrease of 7.8% from 4.7 million pounds in the same period of fiscal 2013.  The decline in volume is primarily due to the destocking in the aerospace and land-based gas turbine markets.  The aggregate average selling price was $21.69 per pound in the first quarter of fiscal 2014, a decrease of 11.1% from $24.40 per pound in the same period of fiscal 2013.  Average selling price decreased due to increased price competition, representing approximately $1.58 of the decrease, lower raw material market prices, which represented approximately $0.92 per pound of the decrease; and change in mix, representing approximately $0.35 of the decrease; offset by an increase in other revenue, which represented an approximately $0.14 increase.

Sales to the aerospace market were $40.0 million in the first quarter of fiscal 2014, a decrease of 23.6% from $52.3 million in the same period of fiscal 2013, due to a 23.0% decrease in volume combined with a 0.8% decrease in the average selling price per pound.  The decrease in volume reflects the destocking of inventory within the supply chain as customers consume excess inventory and hold off orders as mill lead times remain short and the market price of nickel remains low.  The average selling price per pound decline primarily reflects the decline in market prices of raw material, which represented approximately $0.91 per pound of the decrease, and continued price competition, which represented approximately $0.61 of the decrease. The decrease was partially offset by a change in product mix to include a higher proportion of higher-value product, primarily titanium tubing, which increased the average selling price by approximately $1.33 per pound.

Sales to the chemical processing market were $23.1 million in the first quarter of fiscal 2014, a decrease of 12.2 % from $26.3 million in the same period of fiscal 2013, due to a 22.8% decrease in the average selling price per pound partially offset by a 13.7% increase in volume.  The increase in volume is reflective of a few small projects that shipped in the first quarter of fiscal 2014. Large project shipments remained low in both quarters.  The decrease in average selling price reflects continued significant price competition, which represented approximately $3.30 of the decrease; lower raw material market prices, which represented approximately $1.04 of the decrease; and a change in product mix, which represented approximately $1.74 of the decrease, due to the sale of a greater proportion of lower value alloys.

Sales to the land-based gas turbine market were $18.1 million in the first quarter of fiscal 2014, a decrease of 19.8% from $22.6 million for the same period of fiscal 2013, due to a decrease of 16.1% in the average selling price per pound combined with a 4.4% decrease in volume. Volumes decreased due to customers reducing inventory levels within the supply chain. The decrease in average selling price reflects continued price competition, which represented approximately $1.53 of the decrease; lower raw material market prices, which represented approximately $0.90 of the decrease; and a change in product mix, which represented approximately $0.46 of the decrease due to the sale of greater proportion of lower-value forms.

Sales to other markets were $9.4 million in the first quarter of fiscal 2014, a decrease of 11.4% from $10.6 million in the same period of fiscal 2013, due to a 21.2% decrease in average selling price partially offset by a 12.4% increase in volume.  The increase in volume is due to certain project-based orders related to power generation.  The decrease in average selling price reflects continued price competition, which represented approximately $0.85 of the decrease; lower raw material market prices which represented approximately $0.63 of the decrease; and the sale of a greater proportion of lower value forms such as ingot and lower value alloys, which represented approximately $5.52 of the decrease.

Other Revenue. Other revenue was $3.1 million in the first quarter of fiscal 2014, an increase of 25.4% from $2.5 million in the same period of fiscal 2013. The increase is due to higher miscellaneous sales and decreases to certain reserves.

Cost of Sales. Cost of sales was $88.5 million, or 94.4% of net revenues, in the first quarter of fiscal 2014 compared to $95.5 million, or 83.6% of net revenues, in the same period of fiscal 2013. Cost of sales in the first quarter of fiscal 2014 decreased by $7.1 million as compared to the same period of fiscal 2013 primarily due to lower volumes, partially offset by reduced absorption of manufacturing costs, higher-cost inventory charged to cost of sales, and the impact of our fixed price nickel contracts.

Gross Profit. As a result of the above factors, gross profit was $5.3 million for the first quarter of fiscal 2014, a decrease of $13.5 million from the same period of fiscal 2013. Gross margin as a percentage of net revenue decreased to 5.6% in the first quarter of fiscal 2014 as compared to 16.4% in the same period of fiscal 2013. Increased price competition is estimated to account for $6.8 million of the decrease.  Approximately $3.7 million of the decrease is attributable to reduced volumes and the related unfavorable variances arising from lower volumes as well as changes in product mix.  An estimated $2.1 million is attributable to higher-cost inventory charged to cost of sales with falling raw materials.  The impact of a fixed price nickel agreement, pursuant to which the Company agreed to purchase a portion of its nickel supply at a fixed price that has been greater than the market price of nickel is estimated to be attributable to the remaining $0.9 million.

Selling, General and Administrative Expense. Selling, general and administrative expense was $10.0 million for the first quarter of fiscal 2014, an increase of $0.1 million from the same period of fiscal 2013. Prior year stock compensation expense was $0.2 million lower due to prior year forfeitures of restricted stock.  Selling, general and administrative expense as a percentage of net revenues increased to 10.6% for the first quarter of fiscal 2014 compared to 8.6% for the same period of fiscal 2013 primarily due to decreased revenues.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.9% of revenue, for the first quarter of fiscal 2014, compared to $0.9 million, or 0.8% of revenue, in the same period of fiscal 2013.

Operating Income/(Loss). As a result of the above factors, operating loss in the first quarter of fiscal 2014 was $5.6 million compared to operating income of $8.1 million in the same period of fiscal 2013.

Income Taxes. Income taxes were a benefit of $2.1 million in the first quarter of fiscal 2014, a decrease of $4.3 million from an expense of $2.3 million in the same period of fiscal 2013.  The effective tax rate for the first quarter of fiscal 2014 was 37.1%, compared to 28.1% in the same period of fiscal 2013.  The increase in the effective tax rate was due to a discrete tax item in the first quarter of fiscal 2014 which decreased tax benefit by $0.2 million, in addition to a change in the California tax law that took effect in the first quarter of fiscal 2013, which lowered prior year tax expense for the first quarter of fiscal 2013 by $0.6 million.

Net Income/(Loss). As a result of the above factors, net loss in the first quarter of fiscal 2014 was $3.5 million, a decrease of $9.3 million from net income of $5.8 million in the same period of fiscal 2013.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $245.6 million at December 31, 2013, a decrease of $27.9 million or 10.2% from $273.4 million at September 30, 2013. This decrease of $27.9 million resulted primarily from accounts receivable and inventory decreasing $19.8 million and $2.7 million, respectively, during the first quarter of fiscal 2014, as well as accounts payable increasing $6.0 million during the same period.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2014, the Company’s primary sources of liquidity were cash on-hand and cash from operations, as detailed below.  At December 31, 2013, the Company had cash and cash equivalents of $81.1 million compared to cash and cash equivalents of $68.3 million at September 30, 2013.

Net cash provided by operating activities was $24.2 million in the first quarter of fiscal 2014 compared to net cash provided by operating activities of $29.5 million in the same period of fiscal 2013.  Items contributing to the difference include a $9.3 million difference between a net loss of $3.5 million compared to net income of $5.8 million in the same period of fiscal 2013 and a $7.9 million decrease in cash provided by lower accounts receivable compared to the same period of fiscal 2013. These reductions were offset by a $15.6 million increase in cash provided by inventory balances (net of foreign currency fluctuation) compared to the same period of fiscal 2013.  Net cash used in investing activities was $9.3 million in the first quarter of fiscal 2014 compared to $9.0 million in the first quarter of fiscal 2013 as a result of higher capital expenditures.  Net cash used in financing activities in the first quarter of fiscal 2013 included a $2.7 million dividend payment, consistent with the first quarter of fiscal 2013.  Additionally, $0.3 million was used as payment for purchase of treasury stock in order to satisfy payroll taxes related to the vesting of employees’ restricted stock.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2014 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At December 31, 2013, the Company had cash of $81.0 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2013, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital spending (discussed below); and

•                  Dividends to stockholders.

Capital investment in the first quarter of fiscal 2014 was $9.3 million and the forecast for capital spending in fiscal 2014 is $57.0 million. See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations
Credit facility fees(1)	$862	$340	$522	$—	$—
Operating lease obligations	8,603	3,054	3,204	1,987	358
Capital lease obligations	184	33	66	66	19
Raw material contracts	46,725	33,327	13,398	—	—
Mill supplies contracts	524	524	—	—	—
Capital projects	28,760	28,760	—	—	—
Environmental post-closure monitoring	1,057	79	169	163	646
External product conversion source	2,750	600	1,200	950	—
Pension plan(2)	64,214	1,888	16,931	15,095	30,300
Non-qualified pension plan	801	95	190	190	326
Other postretirement benefits(3)	49,823	4,823	10,000	10,000	25,000
Total	$204,303	$73,523	$45,680	$28,451	$56,649

(1)             As of December 31, 2013, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)             The Company has a funding obligation to contribute $64,214 to the domestic pension plan and expects its U.K. subsidiary to contribute $970 to the U.K. pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2013. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2013.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2013, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 4.   Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	$—	—	$—
November 1-30, 2013	6,284	53.38	—	—
December 1-31, 2013	—	—	—	—
Total	6,284	$53.38	—	$—

Item 6.   Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: February 6, 2014

/s/ Daniel Maudlin
Daniel Maudlin
Vice President – Finance and Chief Financial Officer
Date: February 6, 2014

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.