Form 10-Q
period 2014-03-31
HAYNES INTERNATIONAL INC
filed 2014-05-08
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 1, 2014, the registrant had 12,402,903 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1                           FINANCIAL INFORMATION

Item 1.         Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

The accompanying notes are an integral part of these interim financial statements.

	September 30, 2013	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$68,326	$62,083
Accounts receivable, less allowance for doubtful accounts of $1,199 and $1,111, respectively	82,562	79,063
Inventories	232,157	237,459
Income taxes receivable	4,433	147
Deferred income taxes	6,018	7,173
Other current assets	2,408	3,926
Total current assets	$395,904	$389,851
Property, plant and equipment, net	152,764	168,006
Deferred income taxes—long term portion	41,301	46,696
Prepayments and deferred charges	2,282	1,788
Other intangible assets, net	5,601	5,393
Total assets	$597,852	$611,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,600	$50,115
Accrued expenses	13,676	12,428
Revolving credit facility	—	—
Accrued postretirement benefits	4,918	4,918
Deferred revenue—current portion	2,500	2,500
Total current liabilities	48,694	69,961
Long-term obligations (less current portion)	767	767
Deferred revenue (less current portion)	30,329	29,079
Accrued pension and postretirement benefits	162,259	161,405
Total liabilities	242,049	261,212
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,342,585 and 12,419,180 shares issued, 12,332,592 and 12,402,903 shares outstanding at September 30, 2013 and March 31, 2014, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	238,941	241,051
Accumulated earnings	174,154	163,994
Treasury stock, 9,993 shares at September 30, 2013 and 16,277 shares at March 31, 2014	(505)	(840)
Accumulated other comprehensive loss	(56,799)	(53,695)
Total stockholders’ equity	355,803	350,522
Total liabilities and stockholders’ equity	$597,852	$611,734

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2014	2013	2014

Net revenues	$129,201	$115,350	$243,501	$209,050
Cost of sales	109,117	106,286	204,643	194,736
Gross profit	20,084	9,064	38,858	14,314
Selling, general and administrative expense	9,414	9,482	19,225	19,438
Research and technical expense	852	885	1,710	1,763
Operating income (loss)	9,818	(1,303)	17,923	(6,887)
Interest income	(25)	(41)	(54)	(87)
Interest expense	17	21	34	39
Income (loss) before income taxes	9,826	(1,283)	17,943	(6,839)
Provision for (benefit from) income taxes	3,390	(60)	5,672	(2,124)
Net income (loss)	$6,436	$(1,223)	$12,271	$(4,715)
Net income (loss) per share:
Basic	$0.52	$(0.10)	$1.00	$(0.38)
Diluted	$0.52	$(0.10)	$0.99	$(0.38)

Dividend declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2013	2014	2013	2014
Net income (loss)	$6,436	$(1,223)	$12,271	$(4,715)
Other comprehensive income (loss), net of tax:
Pension and post-retirement	—	712	—	1,423
Foreign currency translation adjustment	(3,064)	391	(2,400)	1,681
Comprehensive income (loss)	$3,372	$(120)	$9,871	$(1,611)

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$12,271	$(4,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,437	7,439
Amortization	208	208
Pension and post-retirement expense — U.S. and U.K.	8,067	5,223
Stock compensation expense	712	1,044
Excess tax benefit from option exercises and restricted stock vesting	(494)	(253)
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	656	(8,003)
Loss on disposition of property	135	29
Change in assets and liabilities:
Accounts receivable	12,917	4,272
Inventories	(1,669)	(4,267)
Other assets	(827)	(1,007)
Accounts payable and accrued expenses	19	22,568
Income taxes	1,966	5,133
Accrued pension and postretirement benefits	(10,090)	(3,817)
Net cash provided by operating activities	29,058	22,604

Cash flows from investing activities:
Additions to property, plant and equipment	(22,731)	(24,285)
Net cash used in investing activities	(22,731)	(24,285)

Cash flows from financing activities:
Dividends paid	(5,423)	(5,445)
Proceeds from exercise of stock options	598	813
Payment for purchase of treasury stock	(505)	(335)
Excess tax benefit from option exercises and restricted stock vesting	494	253
Net cash used in financing activities	(4,836)	(4,714)

Effect of exchange rates on cash	(220)	152
Increase in cash and cash equivalents	1,271	(6,243)

Cash and cash equivalents, beginning of period	46,740	68,326
Cash and cash equivalents, end of period	$48,011	$62,083
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$1	$3
Income taxes paid (net of refunds)	$2,904	$567
Capital expenditures incurred but not yet paid	$3,390	$1,129

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.         Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2014 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its directly and indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.         New Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued in the second quarter of fiscal 2014.

Note 3.         Inventories

The following is a summary of the major classes of inventories:

	September 30, 2013	March 31, 2014
Raw Materials	$25,647	$21,932
Work-in-process	108,708	127,004
Finished Goods	97,150	87,636
Other	652	887
	$232,157	$237,459

Note 4.         Income Taxes

Income tax expense for the three and six months ended March 31, 2013 and 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended March 31, 2014 was 4.7% compared to 34.5% in the same period of fiscal 2013.  This decrease is primarily attributable to a reduction in the Indiana tax rate, which resulted in a decrease to the deferred tax asset, which caused a charge to tax expense in the amount of $330 in March 2014. The effective tax rate for the six months ended March 31, 2014 was 31.1% compared to 31.6% in the same period of fiscal 2013.

Note 5.         Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2013 and 2014 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2013	2014	2013	2014	2013	2014	2013	2014
Service cost	$1,220	$992	$97	$66	$2,440	$1,985	$194	$133
Interest cost	2,657	2,845	1,082	1,144	5,195	5,700	2,164	2,289
Expected return	(3,243)	(3,566)	—	—	(6,362)	(7,144)	—	—
Amortizations	2,749	1,355	(518)	(224)	5,472	2,709	(1,036)	(449)
Net periodic benefit cost	$3,383	$1,626	$661	$986	$6,745	$3,250	$1,322	$1,973

The Company contributed $1,250 to Company sponsored domestic pension plans, $2,023 to its other post-retirement benefit plans and $500 to the U.K. pension plan for the six months ended March 31, 2014.  The Company presently expects future contributions of zero to its domestic pension plans, $2,800 to its other post-retirement benefit plans and $470 to the U.K. pension plan for the remainder of fiscal 2014.

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one area of concern and one solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. A post-closure permit renewal was issued in fiscal 2013.

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

As of September 30, 2013 and March 31, 2014, the Company has accrued $845 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,077 which was then discounted using an appropriate discount rate.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services using the 4-high mill to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25.0 million and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages.  Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur.  Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement.  If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2012 or 2013 because the fair value exceeded the carrying values. The Company also has non-compete agreements with a remaining life of 1.25 years.

Amortization of the patents, non-competes and other intangibles was $103 and $104 for the three months ended March 31, 2013 and 2014, respectively, and $208 and $208 for the six months ended March 31, 2013 and 2014, respectively.

The following represents a summary of intangible assets at September 30, 2013 and March 31, 2014:

September 30, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,533)	$1,497
Trademarks	3,800	—	3,800
Non-compete	500	(381)	119
Other	330	(145)	185
	$8,660	$(3,059)	$5,601

March 31, 2014	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,672)	$1,358
Trademarks	3,800	—	3,800
Non-compete	500	(417)	83
Other	330	(178)	152
	$8,660	$(3,267)	$5,393

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2014 (remainder of fiscal year)	$208
2015	$393
2016	$332
2017	$279
2018	$279
Thereafter	$102

Note 9.   Net Income (Loss) Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. As a result of the loss in second quarter and the first six months of fiscal 2014, no additional common shares or restricted stock awards are included because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share data)	2013	2014	2013	2014
Numerator: Basic and Diluted
Net income (loss)	$6,436	$(1,223)	$12,271	$(4,715)
Dividends paid	(2,713)	(2,725)	(5,423)	(5,445)
Undistributed income (loss)	$3,723	$(3,948)	$6,848	$(10,160)
Percentage allocated to common shares (a)	99.7%	100.0%	99.6%	100.0%

Undistributed income (loss) allocated to common shares	$3,711	$(3,948)	$6,824	$(10,160)
Dividends paid on common shares outstanding	2,704	2,725	5,403	5,445
Net income (loss) available to common shares	$6,415	$(1,223)	$12,227	$(4,715)

Denominator: Basic and Diluted
Weighted average common shares	12,233	12,288	12,212	12,267
Adjustment for dilutive potential common shares	41	—	44	—
Weighted average shares - Diluted	12,274	12,288	12,256	12,267

Per common share net income (loss)
Basic	$0.52	$(0.10)	$1.00	$(0.38)
Diluted	$0.52	$(0.10)	$0.99	$(0.38)

Number of stock option shares excluded as their effect would be anti-dilutive	184,706	221,270	184,706	229,996
Number of restrictive stock option shares as their effect would be anti-dilutive	—	97,600	—	97,600

(a)  Percentage allocated to common shares - weighted average

Common shares outstanding	12,233,308	12,287,907	12,211,769	12,267,463
Unvested participating shares	41,083	—	43,788	—
	12,274,391	12,287,907	12,255,557	12,267,463

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

On November 26, 2013 and December 2, 2013, the Company granted 34,700 and 3,000 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee of the Company and (b) the Company has met a three-year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $52.78 and $54.22 per share, respectively, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2014:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2013	96,750	$47.74
Granted	37,700	$52.89
Forfeited / Canceled	—	—
Vested	(36,850)	$41.77
Unvested at March 31, 2014	97,600	$51.99
Expected to vest	78,100	$52.14

Compensation expense related to restricted stock for the three months ended March 31, 2013 and 2014 was $387 and $486, respectively, and for the six months ended March 31, 2013 and 2014 was $503 and $811, respectively. The remaining unrecognized compensation expense at March 31, 2014 was $2,563, to be recognized over a weighted average period of 1.36 years. In the six months ended March 31, 2014, the Company repurchased 6,284 shares of stock from employees at an average purchase price paid per share of $53.38 to satisfy required employee-owned taxes on stock-based compensation.

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

On November 26, 2013, the Company granted 45,250 options at an exercise price of $52.78, the fair market value of the Company’s common stock the day of the grant. During the first six months of fiscal 2014, 38,895 options were exercised.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2013 and 2014 was $107 and $121, and for the six months ended March 31, 2013 and 2014 was $209 and $233, respectively.  The remaining unrecognized compensation expense at March 31, 2014 was $857, to be recognized over a weighted average vesting period of 1.77 years.

The following table summarizes the activity under the stock option plans for the six months ended March 31, 2014:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2013	291,664		$45.36
Granted	45,250		$52.78
Exercised	(38,895)		$20.90
Canceled	—		—
Outstanding at March 31, 2014	298,019	$2,224	$49.68	5.65 yrs.
Vested or expected to vest	285,044	$2,158	$49.70	5.53 yrs.
Exercisable at March 31, 2014	221,270	$2,019	$49.05	4.44 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
August 31, 2004	$12.80	0.42	12,216	12,216
March 31, 2006	31.00	2.00	10,000	10,000
March 30, 2007	72.93	3.00	47,500	47,500
March 31, 2008	54.00	4.00	58,000	58,000
October 1, 2008	46.83	4.50	20,000	20,000
March 31, 2009	17.82	5.00	14,285	14,285
January 8, 2010	34.00	5.75	14,001	14,001
November 24, 2010	40.26	6.67	19,667	19,667
November 25, 2011	55.88	7.67	19,700	13,135
November 20, 2012	47.96	8.67	35,600	11,866
December 10, 2012	48.39	8.67	1,800	600
November 26, 2013	52.78	9.67	45,250	—
			298,019	221,270

Note 11.    Dividend

In the second quarter of fiscal 2014, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 17, 2014 to stockholders of record at the close of business on March 3, 2014.  The dividend cash pay-out was $2,725 for the quarter based on the number of shares outstanding.

On May 8, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 16, 2014 to stockholders of record at the close of business on June 2, 2014.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $68,326 and $62,083 as of September 30, 2013 and March 31, 2014, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(41,945)	$(16,106)	$3,253	$(54,798)
Other comprehensive income (loss) before classifications	—	—	391	391
Amounts reclassified from accumulated other comprehensive income (loss)	853	(141)	—	712
Net current-period other comprehensive income (loss)	853	(141)	391	1,103
Accumulated other comprehensive income (loss) as of March 31, 2014	$(41,092)	$(16,247)	$3,644	$(53,695)

	Six Months Ended March 31, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)
Other comprehensive income (loss) before classifications	—	—	1,681	1,681
Amounts reclassified from accumulated other comprehensive income (loss)	1,706	(283)	—	1,423
Net current-period other comprehensive income (loss)	1,706	(283)	1,681	3,104
Accumulated other comprehensive income (loss) as of March 31, 2014	$(41,092)	$(16,247)	$3,644	$(53,695)

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2014
Amortization of Pension and Postretirement Plan items	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Prior Service Costs (a)	$—	$—	$—	$(202)	$724	$522
Actuarial (losses) (a)	—	—	—	(1,153)	(500)	(1,653)
Total before tax	—	—	—	(1,355)	224	(1,131)
Tax (expense) or benefit	—	—	—	502	(83)	419
Total reclassification for the period	$—	$—	$—	$(853)	$141	$(712)

	Six Months Ended March 31, 2013			Six Months Ended March 31, 2014
Amortization of Pension and Postretirement Plan items	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Prior Service Costs (a)	$—	$—	$—	$(404)	$1,447	$1,043
Actuarial (losses) (a)	—	—	—	(2,305)	(998)	(3,303)
Total before tax	—	—	—	(2,709)	449	(2,260)
Tax (expense) or benefit	—	—	—	1,003	(166)	837
Total reclassification for the period	$—	$—	$—	$(1,706)	$283	$(1,423)

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

Dividends Paid and Declared

In the second quarter of fiscal 2014, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid March 17, 2014 to stockholders of record at the close of business on March 3, 2014.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.9 million on an annualized basis. For the six months ended March 31, 2014, dividend cash payouts were $5.4 million.

On May 8, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 16, 2014 to stockholders of record at the close of business on June 2, 2014.

Capital Spending

A key element of the Company’s business strategy is to capitalize on strategic equipment investments. Although the markets in which the Company participates recently experienced a period of lower demand, management continues to believe in the long-term growth potential of the aerospace, land-based gas turbine and chemical processing markets. Therefore, the Company is continuing to implement the previously announced capital spending projects in line with plans to meet the expected long-term growth requirements of those target markets.  Capital spending in the first six months of fiscal 2014 was approximately $24.3 million, and the forecast for capital spending in fiscal 2014 is approximately $57.0 million. The capital spending planned for fiscal 2014 includes $18.8 million for the Arcadia tubular project, $8.8 million for the Kokomo flat product project, $15.0 million for the processing and service center upgrades, $2.7 million for the information systems upgrade project and the remaining $11.7 million for additional enhancements and upgrades of current facilities and equipment.

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

Volumes, Competition and Pricing

Business conditions continue to be challenging, but appear to be improving.  The Company’s backlog improved 12.3% through the second quarter, along with net sales increasing 23.1% sequentially from the first quarter.  Throughout the first quarter and a portion of the second quarter, the Company experienced reduced demand and reduced selling prices due to nickel market prices and increased price competition in the marketplace, particularly in commodity-type alloys.  The intense competitive environment required the Company to aggressively price orders across all markets, which unfavorably impacted the Company’s gross profit margin and net income.  In addition, sales volumes below mill capacities in the industry reduced mill-direct lead times.  The decline in mill-direct lead times has, in turn, resulted in downward pressure on prices for service center transactional business, which typically commands a higher price due to faster product availability.  In the second quarter, the Company began to see higher transactional business through its service centers, and mills in the industry are beginning to experience higher volumes.

Over the course of fiscal year 2013 and the beginning of fiscal year 2014, the market price of nickel declined, which can cause customers to delay orders for the Company’s products because the Company generally passes the cost of nickel on to customers in the price of its products.  As nickel prices decline, customers may delay ordering in order to receive a lower price in the future.  In the latter part of the second quarter of fiscal 2014, the market price of nickel began increasing, which typically accelerates the ordering patterns of the Company’s customers. Customer demand is beginning to solidify, and management believes that destocking within the aerospace and land-based gas turbine supply chains may be coming to an end.  The Company has announced price increases in response to the strengthening business conditions. While these price increases should expand margins in the second half of the year, product shipped out of the backlog contains competitively priced orders that continue to pressure gross margins.

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

	Comparison by Quarter of Gross Profit and Gross Profit Margin Percentage for Fiscal 2013 and 2014
	Quarter Ended
(dollars in thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net Revenues	$114,300	$129,201	$123,587	$115,658	$93,700	$115,350
Gross Profit	$18,774	$20,084	$18,605	$16,163	$5,250	$9,064
Gross Profit Margin %	16.4%	15.5%	15.1%	14.0%	5.6%	7.9%

The gross margin in the second quarter of fiscal 2014 was $9.1 million or 7.9% of net revenues, a reduction of $11.0 million from the $20.1 million or 15.5% of net revenues in the second quarter of fiscal 2013.  Increased price competition is estimated to account for approximately $8.8 million of the decrease with the remaining difference of $2.2 million attributable to changes in product mix and unfavorable variances such as higher spending for natural gas and electricity during the winter.  Also impacting margin in the second quarter was a fixed priced nickel agreement, pursuant to which the Company agreed to purchase a portion of its nickel supply at a fixed price that proved to be greater than the market price of nickel. This unfavorably impacted margins in the quarter, but with nickel market prices increasing, it impacted margins to a lesser extent than in the first quarter of fiscal 2014. Subsequent to March 31, 2014, the Company cancelled the fixed price component of the agreement on volumes not covered by customer fixed price contracts.

The margin compression that occurred in the first quarter of fiscal 2014 began to lessen in the second quarter of fiscal year 2014 due to an increase in volumes processed through the mill, which have resulted in improved absorption of fixed costs and a small margin expansion as compared to the first quarter of fiscal 2014.

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

	Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Backlog (1)
Dollars (in thousands)	$211,726	$206,994	$189,628	$166,589	$180,150	$202,283
Pounds (in thousands)	6,905	7,362	6,185	5,371	5,875	7,520
Average selling price per pound	$30.66	$28.12	$30.66	$31.02	$30.66	$26.90
Average nickel price per pound
London Metals Exchange(2)	$7.90	$7.59	$6.47	$6.25	$6.31	$7.10

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

Backlog was $202.3 million at March 31, 2014, an increase of approximately $22.1 million, or 12.3%, from $180.2 million at December 31, 2013. The backlog dollars increased during the second quarter of fiscal 2014 due to a 28.0% increase in backlog pounds partially offset by a 12.3% decrease in backlog average selling price. The increase in backlog during the second quarter resulted from increased order entry volumes partially offset by a reduced order entry pricing and a lower-value mix of products in the backlog.

Management believes that the improved order entry volumes are due to customers beginning the process of increasing their stock levels to accommodate the demand in the Company’s end markets, along with the rise in nickel market prices.  The backlog for all of the Company’s major markets increased in the second quarter of fiscal 2014.

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

	Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net revenues (in thousands)
Aerospace	$52,272	$49,319	$51,015	$44,498	$39,951	$47,257
Chemical processing	26,287	33,895	31,824	32,084	23,073	30,436
Land-based gas turbines	22,628	30,248	24,199	24,982	18,145	21,756
Other markets	10,618	12,034	14,677	11,591	9,403	11,389
Total product revenue	111,805	125,496	121,715	113,155	90,572	110,838
Other revenue	2,495	3,705	1,872	2,503	3,128	4,512
Net revenues	$114,300	$129,201	$123,587	$115,658	$93,700	$115,350

Shipments by markets (in thousands of pounds)
Aerospace	2,116	1,981	2,077	1,933	1,630	2,226
Chemical processing	986	1,429	1,386	1,414	1,121	1,528
Land-based gas turbines	1,261	1,809	1,599	1,458	1,206	1,515
Other markets	322	362	478	432	362	423
Total shipments	4,685	5,581	5,540	5,237	4,319	5,692

Average selling price per pound
Aerospace	$24.70	$24.90	$24,56	$23.02	$24.51	$21.23
Chemical processing	26.66	23.72	22.96	22.69	20.58	19.92
Land-based gas turbines	17.94	16.72	15.13	17.13	15.05	14.36
Other markets	32.98	33.24	30.71	26.83	25.98	26.92
Total product (excluding other revenue)	24.40	23.94	24.12	24.27	20.97	19.47
Total average selling price (including other revenue)	24.40	23.15	22.31	22.08	21.69	20.27

Outlook

Guidance

Revenue and earnings for the third quarter of fiscal 2014 are expected to improve from those of the second quarter of fiscal 2014. Business conditions appear to be improving, and the Company may generate net income in the third quarter. Management remains cautiously optimistic about the continuation of these favorable market trends.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2014

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	March 31,				Change
($ in thousands)	2013		2014		Amount	%
Net revenues	$129,201	100.0%	$115,350	100.0%	$(13,851)	(10.7)%
Cost of sales	109,117	84.5%	106,286	92.1%	(2,831)	(2.6)%
Gross profit	20,084	15.5%	9,064	7.9%	(11,020)	(54.9)%
Selling, general and administrative expense	9,414	7.3%	9,482	8.2%	68	0.7%
Research and technical expense	852	0.7%	885	0.8%	33	3.9%
Operating income (loss)	9,818	7.6%	(1,303)	(1.1)%	(11,121)	(113.3)%
Interest income	(25)	(0.0)%	(41)	(0.0)%	(16)	64.0%
Interest expense	17	0.0%	21	0.0%	4	23.5%
Income (loss) before income taxes	9,826	7.6%	(1,283)	(1.1)%	(11,109)	(113.1)%
Provision for income taxes	3,390	2.6%	(60)	(0.1)%	(3,450)	(101.8)%
Net income (loss)	$6,436	5.0%	$(1,223)	(1.1)%	$(7,659)	(119.0)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Three Months Ended March 31,		Change
	2013	2014	Amount	%
Net revenues (in thousands)
Aerospace	$49,319	$47,257	$(2,062)	(4.2)%
Chemical processing	33,895	30,436	(3,459)	(10.2)%
Land-based gas turbines	30,248	21,756	(8,492)	(28.1)%
Other markets	12,034	11,389	(645)	(5.4)%
Total product revenue	125,496	110,838	(14,658)	(11.7)%
Other revenue	3,705	4,512	807	21.8%
Net revenues	$129,201	$115,350	$(13,851)	(10.7)%

Pounds by market (in thousands)
Aerospace	1,981	2,226	245	12.4%
Chemical processing	1,429	1,528	99	6.9%
Land-based gas turbines	1,809	1,515	(294)	(16.3)%
Other markets	362	423	61	16.9%
Total shipments	5,581	5,692	111	2.0%

Average selling price per pound
Aerospace	$24.90	$21.23	$(3.67)	(14.7)%
Chemical processing	23.72	19.92	(3.80)	(16.0)%
Land-based gas turbines	16.72	14.36	(2.36)	(14.1)%
Other markets	33.24	26.92	(6.32)	(19.0)%
Total product (excluding other revenue)	22.49	19.47	(3.02)	(13.4)%
Total average selling price (including other revenue)	23.15	20.27	(2.88)	(12.4)%

Net Revenues. Net revenues were $115.4 million in the second quarter of fiscal 2014, a decrease of 10.7% from $129.2 million in the same period of fiscal 2013.  Volume was 5.7 million pounds in the second quarter of fiscal 2014, an increase of 2.0% from 5.6 million pounds in the same period of fiscal 2013.  The aggregate average selling price was $20.27 per pound in the second quarter of fiscal 2014, a decrease of 12.4% from $23.15 per pound in the same period of fiscal 2013.  Average selling price decreased primarily due to continued pricing competition, which represented approximately $1.55 of the decrease, lower market raw material prices, which represented approximately $0.67 of the decrease and a lower-value product mix, which represented approximately $0.45 of the decrease.

Sales to the aerospace market were $47.3 million in the second quarter of fiscal 2014, a decrease of 4.2% from $49.3 million in the same period of fiscal 2013, due to a 14.7% decrease in the average selling price per pound partially offset by a 12.4% increase in volume. The increase in volume is due to a single project shipped in fiscal 2014 of lower-priced product in ingot form.  The average selling price per pound decline reflects the impact of the lower-priced ingot project shipped, which represented approximately $1.62 of the decrease, along with a change in form and alloy mix excluding that project, which represented approximately $0.81 of the decrease.  Additionally, the decline in the market prices of raw materials, which represented approximately $0.62 of the decrease, and competitive downward pressure on prices, which represented approximately $0.39 of the decrease, contributed to the declining average selling prices in the aerospace market for the second quarter of fiscal 2014.

Sales to the chemical processing market were $30.4 million in the second quarter of fiscal 2014, a decrease of 10.2% from $33.9 million in the same period of fiscal 2013, due to a 16.0% decrease in the average selling price per pound partially offset by a 6.9% increase in volume.  The increased volume resulted from higher activity in small project business that is beginning to improve.  The decreased average selling price reflects the impact of competitive pricing on project orders, which represented approximately $4.31 of the decrease, and lower market prices for raw materials, which represented approximately $0.90 of the decrease.  The decline in average selling price was partially offset by a change in form mix to higher value forms, which accounts for approximately $1.41 of an increase in the average selling price.

Sales to the land-based gas turbine market were $21.8 million in the second quarter of fiscal 2014, a decrease of 28.1% from $30.2 million for the same period of fiscal 2013, due to a decrease of 14.1% in the average selling price per pound combined with a 16.3% decrease in volume. The decrease in volume reflects reduced original equipment manufacturer activity and lower levels of maintenance demand from the Company’s customers. The decrease in average selling price reflected a change in form and alloy mix, which represented approximately $1.16 of the decrease, continued pricing competition in this market, which represented approximately $0.60 of the decrease, and lower raw material costs, which represented approximately $0.60 of the decrease.

Sales to other markets were $11.4 million in the second quarter of fiscal 2014, a decrease of 5.4% from $12.0 million in the same period of fiscal 2013, due to a 19.0% decrease in the average selling price partially offset by a 16.9% increase in volume.  The increase in volume is due to a large number of project orders shipped in fiscal 2014, which reflects the project-oriented nature of these markets.  The decrease in the average selling price reflects a change to a lower-value product mix shipped into the other markets, which represented approximately $4.87 of the decrease, competitive pricing on projects, which represented approximately $1.10 of the decrease, and lower market raw material prices, which represented approximately $0.35 of the decrease.

Other Revenue. Other revenue was $4.5 million in the second quarter of fiscal 2014, an increase of 21.8% from $3.7 million in the same period of fiscal 2013. The increase is due to higher toll conversion and miscellaneous sales.

Cost of Sales. Cost of sales was $106.3 million, or 92.1% of net revenues, in the second quarter of fiscal 2014 compared to $109.1 million, or 84.5% of net revenues, in the same period of fiscal 2013. Cost of sales in the second quarter of fiscal 2014 decreased by $2.8 million as compared to the same period of fiscal 2013 due to a lower cost mix of products and favorable absorption of manufacturing costs, partially offset by higher energy costs, primarily natural gas.

Gross Profit.  As a result of the above factors, gross profit was $9.1 million for the second quarter of fiscal 2014, a decrease of $11.0 million, or 54.9%, from the same period of fiscal 2013. Gross profit as a percentage of net revenue was 7.9% in the second quarter of fiscal 2014 as compared to 15.5% in the same period of fiscal 2013. The primary cause of the margin compression is price competition from weaker demand and lower industry capacity utilization.  The remaining difference is attributable to unfavorable variances arising from lower volumes, higher-cost inventory charged to cost of sales with falling raw materials and the impact of a fixed price nickel agreement, pursuant to which the Company agreed to purchase a portion of its nickel supply at a price that proved to be greater than the market price of nickel.

Selling, General and Administrative Expense. Selling, general and administrative expense was $9.5 million for the second quarter of fiscal 2014, an increase of $0.1 million, or 0.7%, from $9.4 million in the same period of fiscal 2013. Included in this quarter’s expense was a $0.5 million reversal of reserves for incentive compensation plans compared to $0.8 million in the second quarter of fiscal 2013, partially offset by the accelerated vesting of restricted stock following the retirement of a director. Selling, general and administrative expenses as a percentage of net revenues increased to 8.2% for the second quarter of fiscal 2014 compared to 7.3% for the same period of fiscal 2013 primarily due to decreased revenues.

Research and Technical Expense. Research and technical expense was $0.9 million, or 0.8% of revenue, for the second quarter of fiscal 2014.  Research and technical expense was $0.9 million, or 0.7% of revenue, for the second quarter of fiscal 2013.

Operating Income/(Loss). As a result of the above factors, operating loss in the second quarter of fiscal 2014 was $1.3 million, a decrease of 113.3% compared to operating income of $9.8 million in the same period of fiscal 2013.

Income Taxes. Income taxes were a benefit of $0.1 million in the second quarter of fiscal 2014, a decrease of $3.5 million from an expense of $3.4 million in the same period of fiscal 2013.  The effective tax rate for the second quarter of fiscal 2014 was 4.7%, compared to 34.5% in the same period of fiscal 2013. The lower effective tax rate realized in the second quarter of 2014 is primarily attributable to a reduction in the Indiana tax rate, which resulted in a decrease to the deferred tax asset.  This rate change had a $0.3 million unfavorable impact on tax expense during the quarter.

Net Income/(Loss). As a result of the above factors, net loss in the second quarter of fiscal 2014 was $1.2 million, a decrease of $7.7 million, or 119.0%, from net income of $6.4 million in the same period of fiscal 2013.

Results of Operations for the Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2014

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended
	March 31,				Change
($ in thousands)	2013		2014		Amount	%
Net revenues	$243,501	100.0%	$209,050	100.0%	$(34,451)	(14.1)%
Cost of sales	204,643	84.0%	194,736	93.2%	(9,907)	(4.8)%
Gross profit	38,858	16.0%	14,314	6.8%	(24,544)	(63.2)%
Selling, general and administrative expense	19,225	7.9%	19,438	9.3%	213	1.1%
Research and technical expense	1,710	0.7%	1,763	0.8%	53	3.1%
Operating income (loss)	17,923	7.4%	(6,887)	(3.3)%	(24,810)	(138.4)%
Interest income	(54)	(0.0)%	(87)	(0.0)%	(33)	61.1%
Interest expense	34	0.0%	39	0.0%	5	14.7%
Income (loss) before income taxes	17,943	7.4%	(6,839)	(3.3)%	(24,782)	(138.1)%
Provision for income taxes	5,672	2.3%	(2,124)	(1.0)%	(7,796)	(137.4)%
Net income (loss)	$12,271	5.0%	$(4,715)	(2.3)%	$(16,986)	(138.4)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Six Months Ended March 31,		Change
	2013	2014	Amount	%
Net revenues (in thousands)
Aerospace	$101,591	$87,208	$(14,383)	(14.2)%
Chemical processing	60,182	53,509	(6,673)	(11.1)%
Land-based gas turbines	52,876	39,901	(12,975)	(24.5)%
Other markets	22,652	20,792	(1,860)	(8.2)%
Total product revenue	237,301	201,410	(35,891)	(15.1)%
Other revenue	6,200	7,640	1,440	23.2%
Net revenues	$243,501	$209,050	$(34,451)	(14.1)%

Pounds by market (in thousands)
Aerospace	4,097	3,856	(241)	(5.9)%
Chemical processing	2,415	2,649	234	9.7%
Land-based gas turbines	3,070	2,721	(349)	(11.4)%
Other markets	684	785	101	14.8%
Total shipments	10,266	10,011	(255)	(2.5)%

Average selling price per pound
Aerospace	$24.80	$22.62	$(2.18)	(8.8)%
Chemical processing	24.92	20.20	(4.72)	(18.9)%
Land-based gas turbines	17.22	14.66	(2.56)	(14.9)%
Other markets	33.12	26.49	(6.63)	(20.0)%
Total product (excluding other revenue)	23.12	20.12	(3.00)	(13.0)%
Total average selling price (including other revenue)	23.72	20.88	(2.84)	(12.0)%

Net Revenues. Net revenues were $209.0 million in the first six months of fiscal 2014, a decrease of 14.1% from $243.5 million in the same period of fiscal 2013 due to decreases in both volume and average selling price per pound.  Volume was 10.0 million pounds in the first six months of fiscal 2014, a decrease of 2.5% from 10.3 million pounds in the same period of fiscal 2013.  The aggregate average selling price was $20.88 per pound in the first six months of fiscal 2014, a decrease of 12.0% from $23.72 per pound in the same period of fiscal 2013.  Average selling price decreased primarily due to increased price competition, which represented approximately $1.65 of the decrease, lower market prices for raw materials, which represented approximately $0.67 of the decrease, and lower-value product mix, which represented approximately $0.45 of the decrease.

Sales to the aerospace market were $87.2 million in the first six months of fiscal 2014, a decrease of 14.2% from $101.6 million in the same period of fiscal 2013, due to a 5.9% decrease in volume combined with an 8.8% decrease in the average selling price per pound. The decrease in volume reflects the destocking of inventory that continued to impact the first half of fiscal 2014.  The average selling price per pound decline reflects the impact of a large project of commodity ingot sales in the second quarter, which represented approximately $0.98 of the decrease, continued pricing competition, which represented approximately $0.54 of the decrease, and lower market raw material prices, which represented approximately $0.63 of the decrease.

Sales to the chemical processing market were $53.5 million in the first six months of fiscal 2014, a decrease of 11.1% from $60.2 million in the same period of fiscal 2013, due to an 18.9% decrease in average selling price per pound partially offset by a 9.7% increase in volume.  The increase in volume is reflective of increased activity with small projects in the first half of fiscal 2014.  The decline in average selling price was predominately driven by pricing competition for project business, which represented approximately $3.80 of the decrease, and lower market prices for raw materials, which represented approximately $0.89 of the decrease.

Sales to the land-based gas turbine market were $39.9 million in the first six months of fiscal 2014, a decrease of 24.5% from $52.9 million for the same period of fiscal 2013, due to a decrease of 14.9% in the average selling price per pound combined with an 11.4% decrease in volume. Volumes decreased due to customers reducing inventory levels within the supply chain.  The decline in average selling price is due to increased competition, which represented approximately $1.24 of the decrease, lower market prices for raw materials, which represented approximately $0.60 of the decrease, and a shift to lower value product mix, which represented approximately $0.72 of the decrease.

Sales to other markets were $20.8 million in the first six months of fiscal 2014, a decrease of 8.2% from $22.7 million in the same period of fiscal 2013, due to a 20.0% decrease in average selling price partially offset by a 14.8% increase in volume.  The increase in volume is due to a large number of project orders shipped in fiscal 2014, which reflects the project-oriented nature of these markets.  The decrease in average selling price reflects a change to a mix of lower-value alloys and forms sold into the other market category, which represented approximately $4.90 of the decrease, increased pricing competition, which represented approximately $1.31 of the decrease, and lower market raw material prices, which represented approximately $0.42 of the decrease.

Other Revenue. Other revenue was $7.6 million in the first six months of fiscal 2014, an increase of 23.2% from $6.2 million in the same period of fiscal 2013, due to increased toll conversion and miscellaneous sales.

Cost of Sales. Cost of sales was $194.7 million, or 93.2% of net revenues, in the first six months of fiscal 2014 compared to $204.6 million, or 84.0% of net revenues, in the same period of fiscal 2013.  Cost of sales in the first six months of fiscal 2014 decreased by $9.9 million as compared to the same period of fiscal 2013 due to lower volume and a lower value product mix partially offset by reduced absorption of manufacturing costs and higher-cost inventory charged to cost of sales.

Gross Profit.  As a result of the above factors, gross profit was $14.3 million for the first six months of fiscal 2014, a decrease of $24.5 million, or 63.2%, from the same period of fiscal 2013. Gross profit as a percentage of net revenue was 6.8% in the first six months of fiscal 2014 as compared to 16.0% in the same period of fiscal 2013. The decline in gross profit as a percentage of net revenue is primarily attributable to increased price competition estimated to account for $16.5 million of the decrease.  The remaining difference is attributable to unfavorable variances arising from lower volumes, higher-cost inventory charged to cost of sales with falling raw materials and the impact of a fixed price nickel agreement, pursuant to which the Company agreed to purchase a portion of its nickel supply at a price that proved to be greater than the market price of nickel.

Selling, General and Administrative Expense. Selling, general and administrative expense was $19.4 million for the first six months of fiscal 2014, an increase of $0.2 million, or 1.1%, from $19.2 million in the same period of fiscal 2013.  Selling, general and administrative expenses as a percentage of net revenues increased to 9.3% for the first six months of fiscal 2014 compared to 7.9% for the same period of fiscal 2013 primarily due to decreased revenues.

Research and Technical Expense. Research and technical expense was $1.8 million, or 0.8% of revenue, for the first six months of fiscal 2014. Research and technical expense was $1.7 million, or 0.7% of net revenues, in the same period of fiscal 2013.

Operating Income / (Loss). As a result of the above factors, operating loss in the first six months of fiscal 2014 was $6.9 million, a decrease of 138.4% compared to operating income of $17.9 million in the same period of fiscal 2013.

Income Taxes. Income taxes were a benefit of $2.1 million in the first six months of fiscal 2014, a decrease of $7.8 million from a $5.7 million provision in the same period of fiscal 2013.  The effective tax rate for the first six months of fiscal 2014 was 31.1%, compared to 31.6% in the same period of fiscal 2013.

Net Income / (Loss). As a result of the above factors, net loss in the first six months of fiscal 2014 was $4.7 million, a decrease of $17.0 million, or 138.4%, from net income of $12.3 million in the same period of fiscal 2013.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $254.0 million at March 31, 2014, a decrease of $19.4 million or 7.1% from $273.4 million at September 30, 2013. This decrease of $19.4 million resulted primarily from payables increasing $22.5 million due to the purchase of raw materials and accounts receivable decreasing $3.5 million during the first quarter of fiscal 2014, offset by inventory increasing $5.3 million during the same period. Inventory has increased in response to the higher level of backlog.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

During the first six months of fiscal 2014, the Company’s primary sources of liquidity were cash on-hand and cash from operations, as detailed below.  At March 31, 2014, the Company had cash and cash equivalents of $62.1 million compared to cash and cash equivalents of $68.3 million at September 30, 2013.

Net cash provided by operating activities was $22.6 million in the first six months of fiscal 2014 compared to net cash provided by operating activities of $29.1 million in the same period of fiscal 2013.  Items contributing to the difference included a $17.0 million difference between a net loss of $4.7 million in fiscal 2014 compared to net income of $12.3 million in the same period of fiscal 2013 and an $8.6 million decrease in cash provided by accounts receivable compared to the same period of fiscal 2013. These reductions were partially offset by a $22.6 million increase in cash provided by accounts payable and accrued expense balances (net of foreign currency fluctuation) compared to the same period of fiscal 2013.  Net cash used in investing activities was $24.3 million in the first six months of fiscal 2014 compared to $22.7 million in the first six months of fiscal 2013. Net cash used in financing activities in the first six months of fiscal 2013 included a $5.4 million of dividend payments, consistent with the first six months of fiscal 2013.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2014 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At March 31, 2014, the Company had cash of $62.1 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2014, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•             Funding operations;

•                  Capital spending (discussed below); and

•             Dividends to stockholders.

Capital investment in the first six months of fiscal 2014 was $24.3 million and the forecast for capital spending in fiscal 2014 is $57.0 million. See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Contractual Obligations
Credit facility fees(1)	$777	$340	$437	$—	$—
Operating lease obligations	7,834	2,845	2,976	1,834	179
Capital lease obligations	176	33	66	66	11
Raw material contracts	54,333	45,959	8,374	—	—
Mill supplies contracts	395	395	—	—	—
Capital projects	21,711	21,711	—	—	—
Environmental post-closure monitoring	1,057	79	169	163	646
External product conversion source	2,600	600	1,200	800	—
Pension plan(2)	64,214	3,776	17,522	13,983	28,933
Non-qualified pension plan	777	95	190	190	302
Other postretirement benefits(3)	49,823	4,823	10,000	10,000	25,000
Total	$203,697	$80,656	$40,934	$27,036	$55,071

(1)             As of March 31, 2014, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the lenders for unused line fees and quarterly management fees.

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

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2014. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2013.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2014, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 4.         Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Effective January 1, 2014 the Company implemented Microsoft Dynamics AX ERP information technology solution for the following functions in the US operations: procurement, accounts payable and general ledger modules. The implementation of these ERP modules and the related workflow capabilities resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls will be done at a later date. The system changes were undertaken to integrate systems and consolidated information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

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
Date: May 8, 2014

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 8, 2014

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
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

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