Form 10-Q
period 2014-06-30
HAYNES INTERNATIONAL INC
filed 2014-08-07
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, the registrant had 12,418,471 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1                 FINANCIAL INFORMATION

Item 1.           Financial Statements

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2013	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$68,326	$52,398
Accounts receivable, less allowance for doubtful accounts of $1,199 and $930, respectively	82,562	77,717
Inventories	232,157	247,590
Income taxes receivable	4,433	3,791
Deferred income taxes	6,018	6,888
Other current assets	2,408	3,131
Total current assets	395,904	391,515
Property, plant and equipment, net	152,764	173,541
Deferred income taxes—long term portion	41,301	42,475
Prepayments and deferred charges	2,282	2,167
Other intangible assets, net	5,601	5,289
Total assets	$597,852	$614,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,600	$51,232
Accrued expenses	13,676	12,903
Revolving credit facility	—	—
Accrued postretirement benefits	4,918	4,918
Deferred revenue—current portion	2,500	2,500
Total current liabilities	48,694	71,553
Long-term obligations (less current portion)	767	767
Deferred revenue (less current portion)	30,329	28,454
Accrued pension and postretirement benefits	162,259	161,635
Total liabilities	242,049	262,409
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,342,585 and 12,434,748 shares issued, 12,332,592 and 12,418,471 shares outstanding at September 30, 2013 and June 30, 2014, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	238,941	241,925
Accumulated earnings	174,154	163,361
Treasury stock, 9,993 shares at September 30, 2013 and 16,277 shares at June 30, 2014	(505)	(840)
Accumulated other comprehensive loss	(56,799)	(51,880)
Total stockholders’ equity	355,803	352,578
Total liabilities and stockholders’ equity	$597,852	$614,987

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2014	2013	2014

Net revenues	$123,587	$126,293	$367,088	$335,343
Cost of sales	104,982	112,232	309,625	306,968
Gross profit	18,605	14,061	57,463	28,375
Selling, general and administrative expense	9,761	10,085	28,986	29,523
Research and technical expense	853	867	2,563	2,630
Operating income (loss)	7,991	3,109	25,914	(3,778)
Interest income	(29)	(30)	(83)	(117)
Interest expense	18	17	52	56
Income (loss) before income taxes	8,002	3,122	25,945	(3,717)
Provision for (benefit from) income taxes	2,705	1,026	8,377	(1,098)
Net income (loss)	$5,297	$2,096	$17,568	(2,619)
Net income (loss) per share:
Basic	$0.43	$0.17	$1.43	$(0.21)
Diluted	$0.43	$0.17	$1.42	$(0.21)

Dividend declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Net income (loss)	$5,297	$2,096	$17,568	$(2,619)
Other comprehensive income (loss), net of tax:
Pension and post-retirement	4,304	711	4,304	2,134
Foreign currency translation adjustment	240	1,104	(2,160)	2,785
Comprehensive income	$9,841	$3,911	$19,712	$2,300

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$17,568	$(2,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,975	11,425
Amortization	312	312
Pension and post-retirement expense - U.S. and U.K.	12,094	7,822
Stock compensation expense	1,197	1,489
Excess tax benefit from option exercises and restricted stock vesting	(494)	(432)
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	2,250	(3,978)
Loss on disposal of property	183	245
Change in assets and liabilities:
Accounts receivable	9,072	6,236
Inventories	5,500	(13,855)
Other assets	(567)	(594)
Accounts payable and accrued expenses	(4,502)	23,280
Income taxes	2,633	1,712
Accrued pension and postretirement benefits	(15,155)	(5,056)
Net cash provided by operating activities	38,191	24,112

Cash flows from investing activities:
Additions to property, plant and equipment	(33,650)	(33,317)
Net cash used in investing activities	(33,650)	(33,317)

Cash flows from financing activities:
Dividends paid	(8,136)	(8,174)
Proceeds from exercise of stock options	598	1,063
Payment for purchase of treasury stock	(505)	(335)
Excess tax benefit from option exercises and restricted stock vesting	494	432
Net cash used in financing activities	(7,549)	(7,014)

Effect of exchange rates on cash	(166)	291
Decrease in cash and cash equivalents	(3,174)	(15,928)

Cash and cash equivalents, beginning of period	46,740	68,326
Cash and cash equivalents, end of period	$43,566	$52,398

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$4	$4
Income taxes paid (net of refunds)	$3,354	$983
Capital expenditures incurred but not yet paid	$2,272	$1,964

The accompanying notes are an integral part of these interim financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.         Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three or nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2014 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its directly and indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.         New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial position, results of operations or cash flows and related disclosures.

Note 3.         Inventories

The following is a summary of the major classes of inventories:

	September 30, 2013	June 30, 2014
Raw Materials	$25,647	$19,870
Work-in-process	108,708	141,397
Finished Goods	97,150	85,349
Other	652	974
	$232,157	$247,590

Note 4.         Income Taxes

Income tax expense for the three and nine months ended June 30, 2013 and 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and differing tax rates on foreign earnings. The effective tax rate for the three months ended June 30, 2014 was 32.9% compared to 33.8% in the same period of fiscal 2013. The effective tax rate for the nine months ended June 30, 2014 was 29.5% compared to 32.3% in the same period of fiscal 2013.

Note 5.         Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2013 and 2014 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2013	2014	2013	2014	2013	2014	2013	2014
Service cost	$1,220	$993	$97	$67	$3,661	$2,978	$291	$200
Interest cost	2,556	2,953	1,082	1,144	7,751	8,653	3,246	3,433
Expected return	(3,138)	(3,702)	—	—	(9,500)	(10,846)	—	—
Amortizations	2,727	1,368	(518)	(224)	8,198	4,077	(1,553)	(673)
Net periodic benefit cost	$3,365	$1,612	$661	$987	$10,110	$4,862	$1,984	$2,960

The Company contributed $1,250 to Company-sponsored domestic pension plans, $2,987 to its other post-retirement benefit plans and $770 to the U.K. pension plan for the nine months ended June 30, 2014.  The Company presently expects future contributions of zero to its domestic pension plans, $1,836 to its other post-retirement benefit plans and $200 to the U.K. pension plan for the remainder of fiscal 2014.

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

The Company is currently, and in the past has been, subject to claims involving personal injuries allegedly relating to its products. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or cash flows.

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

As of September 30, 2013 and June 30, 2014, the Company has accrued $845 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the 30 year post-closure monitoring period referred to above. At each fiscal year end, or earlier if necessary, the Company evaluates the accuracy of the estimates for these monitoring and maintenance costs for the upcoming fiscal year. The accrual was based upon the undiscounted amount of the obligation of $1,077 which was then discounted using an appropriate discount rate.

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

As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist, resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2012 or 2013 because the fair values exceeded the carrying values. The Company also has non-compete agreements with a remaining life of less than 1 year.

Amortization of the patents, non-competes and other intangibles was $104 for the three months ended June 30, 2013 and 2014, and $312 for the nine months ended June 30, 2013 and 2014.

The following represents a summary of intangible assets at September 30, 2013 and June 30, 2014:

September 30, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,533)	$1,497
Trademarks	3,800	—	3,800
Non-compete	500	(381)	119
Other	330	(145)	185
	$8,660	$(3,059)	$5,601

June 30, 2014	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,742)	$1,288
Trademarks	3,800	—	3,800
Non-compete	500	(435)	65
Other	330	(194)	136
	$8,660	$(3,371)	$5,289

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2014 (remainder of fiscal year)	$104
2015	$394
2016	$331
2017	$279
2018	$279
Thereafter	$102

Note 9.   Net Income Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. As a result, of the loss in the first nine months of fiscal 2014, no additional common shares or restricted stock awards are included in the calculation of net income per share in the nine months ended June 30, 2014, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share data)	2013	2014	2013	2014
Numerator: Basic and Diluted
Net income (loss)	$5,297	$2,096	$17,568	$(2,619)
Dividends paid	(2,713)	(2,729)	(8,136)	(8,174)
Undistributed income (loss)	2,584	(633)	9,432	(10,793)
Percentage allocated to common shares (a)	99.7%	99.7%	99.7%	100.0%

Undistributed income (loss) allocated to common shares	2,576	(631)	9,399	(10,793)
Dividends paid on common shares outstanding	2,704	2,722	8,107	8,174
Net income (loss) available to common shares	5,280	2,091	17,506	(2,619)

Denominator: Basic and Diluted
Weighted average common shares outstanding	12,235,842	12,310,955	12,219,793	12,281,960
Adjustment for dilutive potential common shares	40,121	24,906	42,566	—
Weighted average shares outstanding - Diluted	12,275,963	12,335,861	12,262,359	12,281,960

Per common share net income (loss)
Basic	$0.43	$0.17	$1.43	$(0.21)
Diluted	$0.43	$0.17	$1.42	$(0.21)

Number of stock option shares excluded as their effect would be anti-dilutive	156,540	163,605	175,317	221,748
Number of restrictive stock option shares as their effect would be anti-dilutive	96,750	97,150	96,750	97,150

(a)  Percentage allocated to common shares - weighted average

Common shares outstanding	12,235,842	12,310,955	12,219,793	12,281,960
Unvested participating shares	40,121	24,906	42,566	—
	12,275,963	12,335,861	12,262,359	12,281,960

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

Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting period or if any applicable performance goal is not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2014:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2013	96,750	$47.74
Granted	37,700	$52.89
Forfeited / Canceled	(450)	$56.68
Vested	(36,850)	$41.77
Unvested at June 30, 2014	97,150	$51.96
Expected to vest	77,650	$52.11

Compensation expense related to restricted stock for the three months ended June 30, 2013 and 2014 was $379 and $325, respectively, and for the nine months ended June 30, 2013 and 2014 was $882 and $1,135, respectively. The remaining unrecognized compensation expense at June 30, 2014 was $2,213, to be recognized over a weighted average period of 1.17 years. In the nine months ended June 30, 2014, the Company repurchased 6,284 shares of stock from employees at an average purchase price paid per share of $53.38 to satisfy required employee-owed taxes on stock-based compensation.

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

On November 26, 2013, the Company granted 45,250 options at an exercise price of $52.78, the fair market value of the

Company’s common stock the day of the grant. During the first nine months of fiscal 2014, 54,913 options were exercised.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2013 and 2014 was $107 and $121, respectively, and for the nine months ended June 30, 2013 and 2014 was $316 and $354, respectively.  The remaining unrecognized compensation expense at June 30, 2014 was $736, to be recognized over a weighted average vesting period of 1.52 years.

The following table summarizes the activity under the stock option plans for the nine months ended June 30, 2013:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2013	291,664		$45.36
Granted	45,250		$52.78
Exercised	(54,913)		$19.36
Canceled	—		—
Outstanding at June 30, 2014	282,001	$2,179	$51.61	5.64 yrs.
Vested or expected to vest	269,026	$2,084	$51.73	5.51 yrs.
Exercisable at June 30, 2014	205,252	$1,788	$51.66	4.41 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares

March 31, 2006	31.00	1.75	10,000	10,000
March 30, 2007	72.93	2.75	47,500	47,500
March 31, 2008	54.00	3.25	58,000	58,000
October 1, 2008	46.83	4.25	20,000	20,000
March 31, 2009	17.82	4.75	12,084	12,084
January 8, 2010	34.00	5.50	12,400	12,400
November 24, 2010	40.26	6.42	19,667	19,667
November 25, 2011	55.88	7.42	19,700	13,135
November 20, 2012	47.96	8.42	35,600	11,866
December 10, 2012	48.39	8.42	1,800	600
November 26, 2013	52.78	9.42	45,250	—
			282,001	205,252

Note 11.  Dividend

In the third quarter of fiscal 2014, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 16, 2014 to stockholders of record at the close of business on June 2, 2014.  The dividend cash pay-out was approximately $2,729 for the quarter based on the number of shares outstanding.

On August 7, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2014 to stockholders of record at the close of business on September 2, 2014.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $68,326 and $52,398 as of September 30, 2013 and June 30, 2014, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2013	$(75,262)	$(24,778)	$(1,451)	$(101,491)
Other comprehensive income (loss) before classifications	—	—	240	240
Amounts reclassified from accumulated other comprehensive income (loss)	5,314	(1,010)	—	4,304
Net current-period other comprehensive income (loss)	5,314	(1,010)	240	4,544
Accumulated other comprehensive income (loss) as of June 30, 2013	$(69,948)	$(25,788)	$(1,211)	$(96,947)

	Three Months Ended June 30, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2014	$(41,092)	$(16,247)	$3,644	$(53,695)
Other comprehensive income (loss) before classifications	—	—	1,104	1,104
Amounts reclassified from accumulated other comprehensive income (loss)	853	(142)	—	711
Net current-period other comprehensive income (loss)	853	(142)	1,104	1,815
Accumulated other comprehensive income (loss) as of June 30, 2014	$(40,239)	$(16,389)	$4,748	$(51,880)

	Nine Months Ended June 30, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2012	$(75,262)	$(24,778)	$949	$(99,091)
Other comprehensive income (loss) before classifications	—	—	(2,160)	(2,160)
Amounts reclassified from accumulated other comprehensive income (loss)	5,314	(1,010)	—	4,304
Net current-period other comprehensive income (loss)	5,314	(1,010)	(2,160)	2,144
Accumulated other comprehensive income (loss) as of June 30, 2013	$(69,948)	$(25,788)	$(1,211)	$(96,947)

	Nine Months Ended June 30, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)
Other comprehensive income (loss) before classifications	—	—	2,785	2,785
Amounts reclassified from accumulated other comprehensive income (loss)	2,559	(425)	—	2,134
Net current-period other comprehensive income (loss)	2,559	(425)	2,785	4,919
Accumulated other comprehensive income (loss) as of June 30, 2014	$(40,239)	$(16,389)	$4,748	$(51,880)

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2014
Amortization of Pension and Postretirement Plan items	Pension Plan	Post-retirement Plan	Total	Pension Plan	Post-retirement Plan	Total
Prior Service Costs (a)	$(606)	$4,342	$3,736	$(202)	$724	$522
Actuarial (losses) (a)	(7,570)	(2,788)	(10,358)	(1,153)	(500)	(1,653)
Total before tax	(8,176)	1,554	(6,622)	(1,355)	224	(1,131)
Tax (expense) or benefit	2,862	(544)	2,318	502	(82)	420
Total reclassification for the period	$(5,314)	$1,010	$(4,304)	$(853)	$142	$(711)

	Nine Months Ended June 30, 2013			Nine Months Ended June 30, 2014
Amortization of Pension and Postretirement Plan items	Pension Plan	Post-retirement Plan	Total	Pension Plan	Post-retirement Plan	Total
Prior Service Costs (a)	$(606)	$4,342	$3,736	$(606)	$2,171	$1,565
Actuarial (losses) (a)	(7,570)	(2,788)	(10,358)	(3,458)	(1,498)	(4,956)
Total before tax	(8,176)	1,554	(6,622)	(4,064)	673	(3,391)
Tax (expense) or benefit	2,862	(544)	2,318	1,505	(248)	1,257
Total reclassification for the period	$(5,314)	$1,010	$(4,304)	$(2,559)	$425	$(2,134)

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

Dividends Paid and Declared

In the third quarter of fiscal 2014, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid June 16, 2014 to stockholders of record at the close of business on June 2, 2014.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding, and equal to approximately $10.8 million on an annualized basis. For the nine months ended June 30, 2014, dividend cash payouts were $8.2 million.

On August 7, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2014 to stockholders of record at the close of business on September 2, 2014.

Capital Investment

A key element of the Company’s business strategy is to capitalize on strategic equipment investments. The Company is continuing to implement the previously announced capital spending projects in line with plans to meet the expected long-term growth requirements of its target markets. Capital spending in the first nine months of fiscal 2014 was approximately $33.3 million, and the Company expects aggregated capital spending in fiscal 2014 to be approximately $40.0 million, as the Company expects to reschedule to fiscal 2015 approximately $17.0 million in expenditures relating to the upgrades and expansion of the Company’s servicing and distribution capabilities and other capital projects. The capital spending planned for fiscal 2014 includes $18.8 million for the Arcadia tubular project, $8.9 million for the Kokomo flat product project, $2.7 million for the information systems upgrade project and the remaining $9.6 million for additional enhancements and upgrades of current facilities and equipment.

Volumes, Competition and Pricing

Business conditions appear to be improving.  The Company’s backlog increased 22.9% through the first nine months of fiscal 2014, along with net sales increasing 9.5% sequentially in the third quarter from the second quarter.  Throughout the first quarter and a portion of the second quarter, the Company experienced reduced demand and reduced selling prices due to the market price of nickel and increased price competition in the marketplace, particularly in commodity-type alloys.  The intense competitive environment required the Company to aggressively price orders across all markets, which unfavorably impacted the Company’s gross profit margin and net income in those quarters.  In addition, sales volumes below mill capacities in the industry reduced mill-direct lead times.  The decline in mill-direct lead times, in turn, resulted in downward pressure on prices for service center transactional business, which typically commands a higher price due to faster product availability.  In the third quarter, the Company saw higher transactional business through its service centers and mills in the industry are beginning to experience higher volumes.

Over the course of fiscal year 2013 and the beginning of fiscal year 2014, the market price of nickel declined, which can cause customers to delay placing orders for the Company’s products because the Company generally endeavors to pass the cost of nickel on to customers in the price of its products.  As nickel prices decline, customers may delay ordering in order to receive a lower price in the future.  In the latter part of the second quarter of fiscal 2014, the market price of nickel began increasing, which typically accelerates the ordering patterns of the Company’s customers. Customer demand is beginning to solidify, and management believes that destocking within the aerospace and land-based gas turbine supply chains has subsided.  The Company has announced price increases in response to the strengthening business conditions. These price increases are beginning to expand margins, however, product shipped out of the backlog contains competitively priced orders that continue to pressure gross margins.

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

	Comparison by Quarter of Gross Profit and Gross Profit Margin Percentage for Fiscal 2013 and 2014
	Quarter Ended
(dollars in thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net Revenues	$114,300	$129,201	$123,587	$115,658	$93,700	$115,350	$126,293
Gross Profit	$18,774	$20,084	$18,605	$16,163	$5,250	$9,064	$14,061
Gross Profit Margin %	16.4%	15.5%	15.1%	14.0%	5.6%	7.9%	11.1%

The gross margin in the third quarter of fiscal 2014 was $14.1 million or 11.1% of net revenues, a sequential increase of $5.0 million from the $9.1 million or 7.9% of net revenues in the second quarter of fiscal 2014. The margin compression that occurred in the first and second quarter of fiscal 2014 began to recover in the third quarter of fiscal 2014 due to strengthening of pricing along with an increase in volumes processed through the mill, which has resulted in improved absorption of fixed costs.

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

	Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Backlog (1)
Dollars (in thousands)	$211,726	$206,994	$189,628	$166,589	$180,150	$202,283	$204,680
Pounds (in thousands)	6,905	7,362	6,185	5,371	5,875	7,520	8,240
Average selling price per pound	$30.66	$28.12	$30.66	$31.02	$30.66	$26.90	$24.84
Average nickel price per pound
London Metals Exchange(2)	$7.90	$7.59	$6.47	$6.25	$6.31	$7.10	$8.42

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

Backlog was $204.7 million at June 30, 2014, an increase of approximately $2.4 million, or 1.2%, from $202.3 million at March 31, 2014. The backlog dollars increased during the third quarter of fiscal 2014 due to a 9.6% increase in backlog pounds partially offset by a 7.7% decrease in backlog average selling price. The decrease in the average selling price was due to less high-value titanium in the backlog.

Management believes that the improved order entry volumes over the past two quarters are improving business conditions in the Company’s end markets, along with the rise in the market price of nickel.

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

	Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net revenues (in thousands)
Aerospace	$52,272	$49,319	$51,015	$44,498	$39,951	$47,257	$54,177
Chemical processing	26,287	33,895	31,824	32,084	23,073	30,436	30,570
Land-based gas turbines	22,628	30,248	24,199	24,982	18,145	21,756	24,989
Other markets	10,618	12,034	14,677	11,591	9,403	11,389	12,626
Total product revenue	111,805	125,496	121,715	113,155	90,572	110,838	122,362
Other revenue	2,495	3,705	1,872	2,503	3,128	4,512	3,931
Net revenues	$114,300	$129,201	$123,587	$115,658	$93,700	$115,350	$126,293

Shipments by markets (in thousands of pounds)
Aerospace	2,116	1,981	2,077	1,933	1,630	2,226	2,577
Chemical processing	986	1,429	1,386	1,414	1,121	1,528	1,369
Land-based gas turbines	1,261	1,809	1,599	1,458	1,206	1,515	1,641
Other markets	322	362	478	432	362	423	470
Total shipments	4,685	5,581	5,540	5,237	4,319	5,692	6,057

Average selling price per pound
Aerospace	$24.70	$24.90	$24,56	$23.02	$24.51	$21.23	$21.02
Chemical processing	26.66	23.72	22.96	22.69	20.58	19.92	22.33
Land-based gas turbines	17.94	16.72	15.13	17.13	15.05	14.36	15.23
Other markets	32.98	33.24	30.71	26.83	25.98	26.92	26.86
Total product (excluding other revenue)	24.40	23.94	24.12	24.27	20.97	19.47	20.20
Total average selling price (including other revenue)	24.40	23.15	22.31	22.08	21.69	20.27	20.85

Outlook

Guidance

Revenue and earnings for the fourth quarter of fiscal 2014 are expected to improve from those of the third quarter of fiscal 2014 as business conditions appear to be improving. While favorable trends are expected to improve our results, pressure on margins will continue in the fourth quarter as lower priced orders ship from the backlog. Conditions have improved, and management remains cautiously optimistic about the continuation of favorable market trends.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2014

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	June 30,				Change
($ in thousands)	2013		2014		Amount	%
Net revenues	$123,587	100.0%	$126,293	100.0%	$2,706	2.2%
Cost of sales	104,982	84.9%	112,232	88.9%	7,250	6.9%
Gross profit	18,605	15.1%	14,061	11.1%	(4,544)	(24.4)%
Selling, general and administrative expense	9,761	7.9%	10,085	8.0%	324	3.3%
Research and technical expense	853	0.7%	867	0.7%	14	1.6%
Operating income	7,991	6.5%	3,109	2.5%	(4,882)	(61.1)%
Interest income	(29)	0.0%	(30)	0.0%	(1)	3.4%
Interest expense	18	0.0%	17	0.0%	(1)	(5.6)%
Income before income taxes	8,002	6.5%	3,122	2.5%	(4,880)	(61.0)%
Provision for income taxes	2,705	2.2%	1,026	0.8%	(1,679)	(62.1)%
Net income	$5,297	4.3%	$2,096	1.7%	$(3,201)	(60.4)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended June 30,		Change
By market	2013	2014	Amount	%
Net revenues (in thousands)
Aerospace	$51,015	$54,177	$3,162	6.2%
Chemical processing	31,824	30,570	(1,254)	(3.9)%
Land-based gas turbines	24,199	24,989	790	3.3%
Other markets	14,677	12,626	(2,051)	(14.0)%
Total product revenue	121,715	122,362	647	0.5%
Other revenue	1,872	3,931	2,059	110.0%
Net revenues	$123,587	$126,293	$2,706	2.2%

Pounds by market (in thousands)
Aerospace	2,077	2,577	500	24.1%
Chemical processing	1,386	1,369	(17)	(1.2)%
Land-based gas turbines	1,599	1,641	42	2.6%
Other markets	478	470	(8)	(1.7)%
Total shipments	5,540	6,057	517	9.3%

Average selling price per pound
Aerospace	$24.56	$21.02	$(3.54)	(14.4)%
Chemical processing	22.96	22.33	(0.63)	(2.7)%
Land-based gas turbines	15.13	15.23	0.09	0.6%
Other markets	30.71	26.86	(3.84)	(12.5)%
Total product (excluding other revenue)	21.97	20.20	(1.77)	(8.1)%
Total average selling price (including other revenue)	22.31	20.85	(1.46)	(6.5)%

Net Revenues. Net revenues were $126.3 million in the third quarter of fiscal 2014, an increase of 2.2% from $123.6 million in the same period of fiscal 2013.  Volume was 6.1 million pounds in the third quarter of fiscal 2014, an increase of 9.3% from 5.5 million pounds in the same period of fiscal 2013.  The aggregate average selling price was $20.85 per pound in the third quarter of fiscal 2014, a decrease of 6.5% from $22.31 per pound in the same period of fiscal 2013.  Average selling price decreased primarily due to pricing competition, which represented approximately $2.21 of the decrease, and a lower-value product mix, which represented approximately $0.16 of the decrease, partially offset by higher market raw material prices, which represented approximately $0.91 of an increase.

Sales to the aerospace market were $54.2 million in the third quarter of fiscal 2014, an increase of 6.2% from $51.0 million in the same period of fiscal 2013, due to a 24.1% increase in volume partially offset by a 14.4% decrease in the average selling price per pound.  The increase in volume is due to the balance of a single project of lower-priced product in ingot form that shipped in the third quarter of fiscal 2014.  The average selling price per pound decline reflects the impact of the lower-priced ingot project shipped, which represented approximately $1.80 of the decrease, along with a change in form and alloy mix excluding that project, which represented approximately $0.81 of the decrease.  Additionally, sales from the backlog at lower average selling prices due to the competitive pricing environment at the time of order, represented approximately $1.80 of the decrease, partially offset by increasing market prices of raw materials, which represented approximately $0.87 of an increase, contributed to the declining average selling prices in the aerospace market for the third quarter of fiscal 2014.

Sales to the chemical processing market were $30.6 million in the third quarter of fiscal 2014, a decrease of 3.9% from $31.8 million in the same period of fiscal 2013, due to a 2.7% decrease in the average selling price per pound combined with a 1.2% decrease in volume.  The decreased average selling price reflects the impact of competitive pricing on project orders, which represented approximately $3.00 of the decrease.  The decline in average selling price was partially offset by a change in form mix to higher value forms, which represented approximately $1.35 of an increase in the average selling price, and higher market prices for raw materials, which represented approximately $1.02 of an increase.

Sales to the land-based gas turbine market were $25.0 million in the third quarter of fiscal 2014, an increase of 3.3% from $24.2 million for the same period of fiscal 2013, due to an increase of 2.6% in volume combined with a 0.6% increase in the average selling price per pound. The increase in volume reflects improved original equipment manufacturer activity and higher levels of maintenance spending by our customers. The increase in average selling price reflected a change in form and alloy mix, which represented approximately $1.03 of the increase, and higher market prices for raw materials, which represented approximately $0.92 of the increase, partially offset by sales from the backlog at lower average selling prices due to competitive pricing, which represented approximately $1.86 of a decrease.

Sales to other markets were $12.6 million in the third quarter of fiscal 2014, a decrease of 14.0% from $14.7 million in the same period of fiscal 2013, due to a 1.7% decrease in volume combined with a 12.5% decrease in average selling price.  The decrease in the average selling price reflects a change to a lower-value product mix shipped into the other markets, which represented approximately $1.28 of the decrease, and competitive pricing on projects, which represented approximately $3.32 of the decrease, partially offset by higher market raw material prices, which represented approximately $0.76 of an increase.

Other Revenue.  Other revenue was $3.9 million in the third quarter of fiscal 2014, an increase of 110.0% from $1.9 million in the same period of fiscal 2013. The increase is due primarily to higher toll conversion volume and higher miscellaneous sales.

Cost of Sales.  Cost of sales was $112.2 million, or 88.9% of net revenues, in the third quarter of fiscal 2014 compared to $105.0 million, or 84.9% of net revenues, in the same period of fiscal 2013. Cost of sales in the third quarter of fiscal 2014 increased by $7.3 million as compared to the same period of fiscal 2013 primarily due to higher volumes.

Gross Profit.  As a result of the above factors, gross profit was $14.1 million for the third quarter of fiscal 2014, a decrease of $4.5 million, or 24.4%, from the same period of fiscal 2013. Gross profit as a percentage of net revenue was 11.1% in the third quarter of fiscal 2014 as compared to 15.1% in the same period of fiscal 2013.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $10.1 million for the third quarter of fiscal 2014, an increase of $0.3 million, or 3.3%, from $9.8 million in the same period of fiscal 2013 primarily due to unfavorable changes in foreign currency exchange rates.  Selling, general and administrative expenses as a percentage of net revenues was 8.0% for the third quarter of fiscal 2014 compared to 7.9% for the same period of fiscal 2013.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.7% of revenue, for the third quarter of fiscal 2014 compared to $0.9 million, or 0.7% of revenue, for the third quarter of fiscal 2013.

Operating Income. As a result of the above factors, operating income in the third quarter of fiscal 2014 was $3.1 million, a decrease of 61.1% compared to operating income of $8.0 million in the same period of fiscal 2013.

Income Taxes. Income taxes were an expense of $1.0 million in the third quarter of fiscal 2014, a decrease of $1.7 million from an expense of $2.7 million in the same period of fiscal 2013.  The effective tax rate for the third quarter of fiscal 2014 was 32.9%, compared to 33.8% in the same period of fiscal 2013.

Net Income. As a result of the above factors, net income in the third quarter of fiscal 2014 was $2.1 million, a decrease of $3.2 million, or 60.4%, from net income of $5.3 million in the same period of fiscal 2013.

Results of Operations for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2014

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended
	June 30,				Change
($ in thousands)	2013		2014		Amount	%
Net revenues	$367,088	100.0%	$335,343	100.0%	$(31,745)	(8.6)%
Cost of sales	309,625	84.3%	306,968	91.5%	(2,657)	(0.9)%
Gross profit	57,463	15.7%	28,375	8.5%	(29,088)	(50.6)%
Selling, general and administrative expense	28,986	7.9%	29,523	8.8%	537	1.9%
Research and technical expense	2,563	0.7%	2,630	0.8%	67	2.6%
Operating income (loss)	25,914	7.1%	(3,778)	(1.1)%	(29,692)	(114.6)%
Interest income	(83)	0.0%	(117)	0.0%	(34)	41.0%
Interest expense	52	0.0%	56	0.0%	4	7.7%
Income (loss)before income taxes	25,945	7.1%	(3,717)	(1.1)%	(29,662)	(114.3)%
Provision for (benefit from) income taxes	8,377	2.3%	(1,098)	(0.3)%	(9,475)	(113.1)%
Net income (loss)	$17,568	4.8%	$(2,619)	(0.8)%	(20,187)	(114.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended June 30,		Change
By market	2013	2014	Amount	%
Net revenues (in thousands)
Aerospace	$152,606	$141,385	$(11,221)	(7.4)%
Chemical processing	92,006	84,079	(7,927)	(8.6)%
Land-based gas turbines	77,075	64,890	(12,185)	(15.8)%
Other markets	37,329	33,418	(3,911)	(10.5)%
Total product revenue	359,016	323,772	(35,244)	(9.8)%
Other revenue	8,072	11,570	3,498	43.3%
Net revenues	$367,088	$335,342	$(31,746)	(8.6)%

Pounds by market (in thousands)
Aerospace	6,174	6,433	259	4.2%
Chemical processing	3,801	4,018	217	5.7%
Land-based gas turbines	4,669	4,362	(307)	(6.6)%
Other markets	1,162	1,255	93	8.0%
Total shipments	15,806	16,068	262	1.7%

Average selling price per pound
Aerospace	$24.72	$21.98	$(2.74)	(11.1)%
Chemical processing	24.21	20.93	(3.28)	(13.6)%
Land-based gas turbines	16.51	14.88	(1.63)	(9.9)%
Other markets	32.12	26.63	(5.50)	(17.1)%
Total product (excluding other revenue)	22.71	20.15	(2.56)	(11.3)%
Total average selling price (including other revenue)	23.22	20.87	(2.35)	(10.1)%

Net Revenues. Net revenues were $335.3 million in the first nine months of fiscal 2014, a decrease of 8.6% from $367.1 million in the same period of fiscal 2013, due to a decrease in average selling price per pound partially offset by an increase in volume.  Volume was 16.1 million pounds in the first nine months of fiscal 2014, an increase of 1.7% from 15.8 million pounds in the same period of fiscal 2013.  The aggregate average selling price was $20.87 per pound in the first nine months of fiscal 2014, a decrease of 10.1% from $23.22 per pound in the same period of fiscal 2013.  Average selling price decreased due to increased price competition, which represented approximately $1.74 of the decrease, lower-value mix, which represented approximately $0.42 of the decrease, and lower market prices for raw materials, which represented approximately $0.19 of the decrease.

Sales to the aerospace market were $141.4 million in the first nine months of fiscal 2014, a decrease of 7.4% from $152.6 million in the same period of fiscal 2013, due to an 11.1% decrease in the average selling price partially offset by a 4.2% increase in volume.  The increase in volume is due to a project that shipped in fiscal 2014 of lower-priced product in ingot form.  The average selling price per pound decline reflects the impact of this large ingot project, which represented approximately $1.32 of the decrease, continued pricing competition, which represented approximately $0.92 of the decrease, lower value mix of products, which represented approximately $0.32 of the decrease, and lower market raw material prices, which represented approximately $0.18 of the decrease.

Sales to the chemical processing market were $84.1 million in the first nine months of fiscal 2014, a decrease of 8.6% from $92.0 million in the same period of fiscal 2013, due to a 13.6% decrease in average selling price per pound partially offset by a 5.7% increase in volume.  The increase in volume is reflective of increased activity with small projects in the first nine months of fiscal 2014.  The decline in average selling price was predominately driven by pricing competition for project business, which represented approximately $3.42 of the decrease, and lower market prices for raw materials, which represented approximately $0.26 of the decrease, partially offset by higher value product mix, which represented approximately $0.40 of an increase.

Sales to the land-based gas turbine market were $64.9 million in the first nine months of fiscal 2014, a decrease of 15.8% from $77.1 million for the same period of fiscal 2013, due to a decrease of 9.9% in the average selling price per pound combined with a 6.6% decrease in volume.  Volumes decreased due to customers’ reduced inventory levels within the supply chain.  The decline in average selling price is due to increased competition, which represented approximately $1.58 of the decrease, and lower market prices for raw materials, which represented approximately $0.19 of the decrease, partially offset by higher value product mix, which represented approximately $0.14 of an increase.

Sales to other markets were $33.4 million in the first nine months of fiscal 2014, a decrease of 10.5% from $37.3 million in the same period of fiscal 2013, due to a 17.1% decrease in the average selling price per pound partially offset by an 8.0% increase in volume.  The increase in volume is due to the project-oriented nature of these markets.  The decrease in average selling price reflects a change to a mix of lower-value alloys and forms sold into the other market category, which represented approximately $4.30 of the decrease, increased pricing competition, which represented approximately $1.09 of the decrease, and lower market raw material prices, which represented approximately $0.11 of the decrease.

Other Revenue. Other revenue was $11.6 million in the first nine months of fiscal 2014, an increase of 43.3% from $8.1 million in the same period of fiscal 2013 primarily due to increased levels of toll conversion and miscellaneous sales.

Cost of Sales. Cost of sales was $307.0 million, or 91.5% of net revenues, in the first nine months of fiscal 2014 compared to $309.6 million, or 84.3% of net revenues, in the same period of fiscal 2013.  Cost of sales in the first nine months of fiscal 2014 decreased by $2.7 million as compared to the same period of fiscal 2013 due to a lower-value product mix and increased absorption of manufacturing costs.

Gross Profit.  As a result of the above factors, gross profit was $28.4 million for the first nine months of fiscal 2014, a decrease of $29.1 million, or 50.6%, from the same period of fiscal 2013. Gross profit as a percentage of net revenue was 8.5% in the first nine months of fiscal 2014 as compared to 15.7% in the same period of fiscal 2013.

Selling, General and Administrative Expense. Selling, general and administrative expense was $29.5 million for the first nine months of fiscal 2014, an increase of $0.5 million, or 1.9%, from $29.0 million in the same period of fiscal 2013 primarily due to unfavorable changes in exchange rates.  Selling, general and administrative expenses as a percentage of net revenues was 8.8% for the first nine months of fiscal 2014 compared to 7.9% for the same period of fiscal 2013 primarily due to decreased revenues.

Research and Technical Expense. Research and technical expense was $2.6 million, or 0.8% of revenue, for the first nine months of fiscal 2014 compared to $2.6 million, or 0.7% of net revenues, in the same period of fiscal 2013.

Operating Income/(Loss). As a result of the above factors, operating loss in the first nine months of fiscal 2014 was ($3.8) million, a decrease of 114.6% compared to operating income of $25.9 million in the same period of fiscal 2013.

Income Taxes. Income taxes were a benefit of $1.1 million in the first nine months of fiscal 2014, a decrease of $9.5 million from an expense of $8.4 million in the same period of fiscal 2013.  The effective tax rate for the first nine months of fiscal 2014 was 29.5%, compared to 32.3% in the same period of fiscal 2013.  The lower effective tax rate is primarily attributable to a reduction in the Indiana tax rate, which resulted in a decrease to the deferred tax asset. This rate change had a $0.3 million unfavorable impact in tax expense during the first nine months of fiscal 2014.

Net Income/(Loss). As a result of the above factors, net loss in the first nine months of fiscal 2014 was $2.6 million, a decrease of $20.2 million, or 114.9%, from net income of $17.6 million in the same period of fiscal 2013.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $261.2 million at June 30, 2014, a decrease of $12.3 million or 4.5% from $273.4 million at September 30, 2013. This decrease resulted primarily from payables increasing $23.6 million due to the purchase of raw materials and accounts receivable decreasing $4.8 million during the first nine months of fiscal 2014, offset by inventory increasing $15.4 million during the same period. Inventory has increased in response to the higher level of backlog.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

During the first nine months of fiscal 2014, the Company’s primary sources of liquidity were cash on-hand and cash from operations, as detailed below.  At June 30, 2014, the Company had cash and cash equivalents of $52.4 million compared to cash and cash equivalents of $68.3 million at September 30, 2013.

Net cash provided by operating activities was $24.1 million in the first nine months of fiscal 2014 compared to net cash provided by operating activities of $38.2 million in the same period of fiscal 2013.  Items contributing to the difference included a $20.2 million difference between a net loss of $2.6 million in fiscal 2014 compared to net income of $17.6 million in the same period of fiscal 2013. The reduction was partially offset by a favorable reduction in working capital (net of foreign currency fluctuation) during the first nine months of fiscal 2014 in comparison to the first nine months of fiscal 2013. Net cash used in investing activities for capital expenditures was $33.3 million in the first nine months of fiscal 2014 compared to $33.7 million in the first nine months of fiscal 2013. Net cash used in financing activities in the first nine months of fiscal 2014 included $8.2 million of dividend payments, consistent with the first nine months of fiscal 2013.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2014 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At June 30, 2014, the Company had cash of $52.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), successor by merger to Wachovia Capital Finance Corporation (Central) (“Wachovia”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the Company. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2014, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•             Funding operations;

•             Capital spending (discussed below); and

•             Dividends to stockholders.

Capital investment in the first nine months of fiscal 2014 was $33.3 million, and the Company expects aggregate capital spending in fiscal 2014 to be approximately $40.0 million. See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2014:

(in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Credit facility fees(1)	$692	$340	$352	$—	$—
Operating lease obligations	7,589	2,440	3,204	1,676	269
Capital lease obligations	168	33	66	66	3
Raw material contracts	37,028	35,201	1,827	—	—
Mill supplies contracts	207	207	—	—	—
Capital projects	15,896	15,896	—	—	—
Environmental post-closure monitoring	1,057	79	169	163	646
External product conversion source	2,450	600	1,200	650	—
Pension plan(2)	64,214	5,664	18,113	12,870	27,567
Non-qualified pension plan	753	95	190	190	278
Other postretirement benefits(3)	49,823	4,823	10,000	10,000	25,000
Total	$179,877	$65,378	$35,121	$25,615	$53,763

(1)             As of June 30, 2014, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the lenders for unused line fees and quarterly management fees.

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

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2014. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2013.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2014, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 4.         Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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
Date: August 7, 2014

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 7, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

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