Form 10-K
period 2014-09-30
HAYNES INTERNATIONAL INC
filed 2014-11-20
CIK 858655

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         As of March 31, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $494,333,982 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         12,418,471 shares of Haynes International, Inc. common stock were outstanding as of November 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 2, 2015 have been incorporated by reference into Part III of this report.

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2015 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company's control.

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

 Part I

Item 1.    Business

Overview

        Haynes International, Inc. ("Haynes" or "the Company") is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in flat product form such as sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company's products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 58% of net product revenues in fiscal 2014. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

        The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company's products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated. In fiscal 2014, approximately 78% of the Company's net revenue was generated by its direct sales organization, and the remaining 22% was generated by a network of independent distributors and sales agents who supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

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

Business Strategy

        The Company's goal is to grow its business and increase revenues and profitability while continuing to be its customers' provider of choice for high-performance alloys. The Company pursues this goal by taking advantage of its diverse product offerings, manufacturing and service capabilities to penetrate end markets, provide value-added services, deliver innovative products and applications and lowering costs through strategic investment in manufacturing facilities.

  •
  Increase revenues by providing value-added processing services and leveraging our global distribution network.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company's service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value-added services such as laser, plasma and water jet processing. These services allow the Company's customers to minimize their processing costs and outsource non-core activities. In addition, the Company's rapid response time and enhanced processing services for products shipped from its service and sales centers often enable the Company to obtain a selling price advantage.

  •
  Increase revenues by developing new products and new applications for existing alloys and expanding into new markets.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers' specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high-performance alloys. Since fiscal 2000, the Company's technical programs have yielded eight new proprietary alloys; an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

    In recent years the Company's revenues have been derived primarily from the aerospace, chemical processing and land-based gas turbine industries. Through development of new alloys and new applications for existing alloys, the Company is seeking to develop additional markets which will generate new revenue streams. The Company believes that the oil and gas, renewable energy (such as solar), flue-gas desulphurization in China, automotive, heat treatment and nuclear industries all present opportunities for its products.

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

  •
  Capitalize on strategic equipment investment and optimize our processes with lean manufacturing improvements.  The Company expects to continue to improve operations through ongoing capital investment in manufacturing facilities and equipment including information technology and utilizing six sigma and lean manufacturing process improvements. Ongoing investment in equipment has significantly improved the Company's operations by increasing capacity, reducing unplanned downtime and manufacturing costs, and improving product quality and working capital management. Management believes that the Company's capital investments will enable it to continue to satisfy long-term customer demand for value-added products that meet increasingly precise specifications. For additional discussion of capital spending, see "Summary of Capital Spending" in Item 7., Management's Discussion and Analysis of Financial Conditions and Results of Operations, contained elsewhere in this Annual Report on Form 10-K.

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

Company History

        The Company was founded in 1912 as Haynes Stellite Works by American inventor and entrepreneur Elwood Haynes in Kokomo, Indiana. Since its founding the Company has continuously conducted its main operations in Kokomo, Indiana. The Company was owned for much of its history by corporate parents, including Union Carbide and Cabot Corporation, until purchased in 1989 and then again in 1997 by private equity firms. The debt incurred in the last leveraged buy-out ultimately forced the Company into bankruptcy in March, 2004, from which it emerged in five months in August, 2004.

        The Company began operations for its tubular facility in Arcadia, Louisiana over 30 years ago, which has grown with additional investment over time. In addition the Company has expanded globally with service center locations in the United Kingdom, Switzerland, China and other sales offices in France, Japan, Singapore, India and Italy. The Company also acquired in 2005 a stainless steel and high-temperature alloy wire company located in Mountain Home, North Carolina. The Company primarily produces high-performance alloy wire at the facility.

        In March, 2007, the Company completed a public equity offering and simultaneously the Company listed its common stock on the NASDAQ Global Market. The Company began paying a dividend in fiscal 2010 and raised the dividend at the beginning of fiscal 2012.

Products

        The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2012, 2013 and 2014, HTA products accounted for approximately 73%, 74% and 75% of the Company's net revenues, respectively; and sales of the Company's CRA products accounted for approximately 27%, 26% and 25% of the Company's net revenues, respectively. These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY C-2000® alloy (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY B-3® alloy (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY D-205® alloy (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot concentrated sulfuric acid
ULTIMET® alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY C-22® alloy (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY G-30® alloy (1985)(2)	CPI-tanks, mixers, piping	Alloy with good corrosion resistance in phosphoric acid
HASTELLOY G-35® alloy (2004)(2)	CPI-tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY C-276 alloy (1968)	CPI/FGD/oil and gas tanks, mixers, piping	Broad resistance to many environments
HASTELLOY C-22HS® alloy (2003)(3)	Oil & Gas/Marine tubular, shafts, fasteners	Combines very high strength with excellent corrosion resistance and toughness

(1)
"CPI" refers to the chemical processing industry; "FGD" refers to the flue gas desulphurization industry.

(2)
Represents a patented product or a product which the Company believes has limited or no significant competition.

(3)
Patent filing date.

Patents and Trademarks

        The Company currently maintains a total of approximately 19 published U.S. patents and applications and approximately 200 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high-performance nickel- and cobalt-based alloys. Since fiscal 2000, the Company's technical programs have yielded eight new proprietary alloys, four of which are currently commercially available and four of which are being scaled-up to be brought to market. The alloys being commercialized saw significant further advancement in the process during fiscal 2014. HAYNES 282 alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a U.S. patent issued in 2011. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and land-based gas turbine markets, as well as for automotive and other high-temperature applications. The alloy has also been specified into a major aerospace engine component. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.

        For the chemical processing industry, HASTELLOY G-35 alloy has found extensive applications, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY C-22HS alloy also continued in fiscal 2014. The Company continues to provide customers with samples of this alloy and make technical presentations. Testing and evaluation of this alloy is ongoing with special emphasis on applications for the oil and gas market. Two major orders were received and shipped for HASTELLOY C-22HS alloy for oil and gas applications. One of those orders was shipped in fiscal 2011, and the second shipped in fiscal 2012. The Company believes that its alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. In addition to HAYNES 282 alloy, HASTELLOY G-35 alloy and HASTELLOY C-22HS alloy, commercialization is also ongoing for HASTELLOY HYBRID-BC1® alloy. This alloy is a CRA product with potential applications in the chemical processing industry that has demonstrated resistance to hydrochloric and sulfuric acid.

        In addition to the commercialization of the above alloys, the Company continues to develop applications for new alloys not yet ready to begin the commercialization process. Two new high-temperature alloys, HAYNES NS-163® alloy (U.S. patent granted in 2011) and HAYNES HR-224® alloy (U.S. patent application filed in 2008 and granted in 2013), are in the scale-up phase. Both of these new materials are believed to have significant, medium to long-term commercial potential. HAYNES NS-163 alloy is a new alloy with extraordinary high-temperature strength in sheet form, which has applications in the aerospace, land-based gas turbine and automotive markets. Data generation and fabrication trials continued through 2014, with test marketing initiated in early 2009. HAYNES HR-224 alloy is an HTA product with superior resistance to oxidation. Scale up of this alloy is continuing and test marketing was initiated in fiscal 2010. A U.S. patent application was filed in fiscal 2012 and granted in 2013 for HAYNES 244TM alloy. This alloy has potential in aerospace and land-based gas turbines. It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion. Scale-up of this alloy began in fiscal 2011 and is ongoing. Most recently, HAYNES HR-235TM was introduced in fiscal 2013. This alloy has excellent resistance to metal dusting in carbonaceous high temperature environments. Potential uses include applications in petrochemical production and syngas plants. Scale up of this alloy is well underway and material is currently being evaluated by certain key customers.

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

End Markets

        The global specialty alloy market consists of stainless steels, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Of this total market, the Company competes in the high-performance nickel- and cobalt-based alloy sector. The high-performance alloy market in which the Company primarily competes demands diverse specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, the Company believes the high-performance alloy sector provides greater growth potential, higher profit margins and greater opportunities for service, product and price differentiation as compared to the stainless steels and general purpose nickel alloys markets. While stainless steel and general purpose nickel alloys are generally sold in bulk through third-party distributors, the Company's products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

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

        Land-based Gas Turbines.    Demand for the Company's products in the land-based gas turbines market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel-fired utilities during times of peak demand. Demand for the Company's alloys in the land-based gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Land-based gas turbine generating facilities have gained acceptance as clean, low-cost alternatives to fossil fuel-fired electric generating facilities. Land-based gas turbines are also used in power barges with mobility and as temporary base-load-generating units for countries that have numerous islands and a large coastline. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls.

        Other Markets.    Other markets in which the Company sells its HTA products and CRA products include flue-gas desulphurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel-fired electric generating facilities. This market is expected to soften in the U.S. if the trend to switch from coal to natural gas for power plants continues. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high-performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which could provide further applications for the Company's products.

Sales and Marketing and Distribution

        The Company sells its products primarily through its direct sales organization, which operates from 16 total locations in the U.S., Europe and Asia, 13 of which are service and/or sales centers. All of the Company's service and/or sales centers are operated either directly by the Company or through its wholly-owned subsidiaries. Approximately 78% of the Company's net revenues in fiscal 2014 were generated by the Company's direct sales organization. The remaining 22% of the Company's fiscal 2014 net revenues was generated by a network of independent distributors and sales agents who supplement the Company's direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

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

        While the Company is making concentrated efforts to expand foreign sales, the majority of its revenue continues to be provided by sales to U.S. customers. The Company's domestic expansion effort includes, but is not limited to, the continued expansion of ancillary product forms, the continued development of new high-performance alloys, the addition of equipment in U.S. service and sales centers to improve the Company's ability to provide a product closer to the form required by the customer and the continued effort, through the technical expertise of the Company, to find solutions to customer challenges.

        The following table sets forth the approximate percentage of the Company's fiscal 2014 net revenues generated through each of the Company's distribution channels.

	From Domestic Locations	From Foreign Locations	Total
Company mill direct/service and sales centers	56%	22%	78%
Independent distributors/sales agents	21%	1%	22%

Total	77%	23%	100%

        The Company's top twenty customers accounted for approximately 36%, 34% and 34% of the Company's net revenues in fiscal 2012, 2013 and 2014, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company's net revenues in fiscal 2012, 2013 or 2014.

        Net revenues fiscal 2012, 2013 and 2014 were generated primarily by the Company's U.S. operations. Sales to domestic customers comprised approximately 60%, 56% and 57% of the Company's net revenues in fiscal 2012, 2013 and 2014, respectively. In addition, the majority of the Company's operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company's domestic sales and manufacturing facilities in the U.S.

        The Company's foreign and export sales were approximately $233.0 million, $214.7 million and $193.8 million for fiscal 2012, 2013 and 2014, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Manufacturing Process

        High-performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower-performance alloys, such as stainless steel. The alloying elements in high-performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high-performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower-performance alloy to achieve proper dimensions. Certain alloys may undergo 40 or more distinct stages of melting, remelting, annealing, hot reduction, cold reduction, pickling and testing before they achieve the specifications required by a customer. This longer production cycle contributes to slower inventory turns. The Company manufactures its high-performance alloys in various forms, including sheet, plate, billet/ingot, tubular, wire and other forms. The Company also performs value-added cutting services to supply certain customers with product cut to their specification.

        At the Kokomo, Indiana facility, the manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each high-performance alloy. The Company's primary melt facility utilizes two different melting processes. The argon oxygen decarburization process utilizes gas controls to remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the high-performance alloys. The other primary melt method utilizes vacuum induction melting which involves the melting of raw materials through electromagnetic induction while under vacuum conditions to produce the desired tightly-controlled chemistry. The control systems allow for statistical process control monitoring in real-time to improve product quality. For most high-performance alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing, pickling, stretching and shearing operations before being cut to final size.

        The Company has a four-high Steckel rolling mill for use in hot rolling high-performance alloys, created specifically for that purpose. The four-high Steckel rolling mill was installed in 1982 and is one of the most powerful four-high Steckel rolling mills in the world. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gauge control and programmed rolling schedules), two coiling Steckel furnaces and seven heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

        The Arcadia, Louisiana facility uses feedstock produced at the Kokomo facility to fabricate welded and seamless alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. The manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces and pickling facilities. The Company recently, underwent a capital investment project that added capacity in the above-mentioned processes.

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

Consolidated Backlog at Fiscal Quarter End

	2010	2011	2012	2013	2014
		(in millions)
1st quarter	$110.4	$167.0	$261.8	$211.7	$180.2
2nd quarter	124.6	241.7	264.2	207.0	202.3
3rd quarter	130.9	288.6	241.2	189.6	204.7
4th quarter	148.0	273.4	222.9	166.6	221.3

Raw Materials

        Raw materials represented 50% of cost of sales in fiscal 2014. Nickel, a major component of many of the Company's products, accounted for approximately 65% of raw material costs, or approximately 32% of total cost of sales in fiscal 2014. Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

        The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2012, 2013 and 2014, as reported by the London Metals Exchange, was $7.81, $6.25 and $8.20, respectively. Prices for certain other raw materials which are significant in the manufacture of the Company's products, such as molybdenum and chromium, were lower in fiscal 2014 compared to fiscal 2013, while the price for cobalt was higher in fiscal 2014 than in fiscal 2013.

        Although alternative sources of supply are available, the Company currently purchases nickel through an exclusive arrangement with a single supplier to ensure consistent quality and supply. The Company purchases raw materials through various arrangements including fixed-term contracts and spot purchases, which involve a variety of pricing mechanisms. In cases where the Company prices its products at the time of order placement, the Company attempts to establish selling prices with reference to known costs of materials, thereby reducing the risk associated with changes in the cost of raw materials. However, to the extent that the price of nickel fluctuates rapidly, there may be a favorable or unfavorable effect on the Company's gross profit margins. The Company periodically purchases material forward with certain suppliers in connection with fixed price agreements with customers. In the event a customer fails to meet the expected volume levels or the consumption schedule deviates from the expected schedule, a rapid or prolonged decrease in the price of raw materials could adversely affect the Company's operating results.

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

Research and Technical Support

        The Company's technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2014, the technology, engineering and technological testing staff consisted of 25 persons, 12 of whom have engineering or science degrees, including 6 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

        Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $3.3 million, $3.5 million and $3.6 million for research and technical support activities for fiscal 2012, 2013 and 2014, respectively.

        During fiscal 2014, research and development projects were focused on new alloy development, new product form development, supportive data generation and new alloy concept validation, relating to products for the aerospace, land-based gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing), and power generation.

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

        During fiscal 2013 and 2014, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in both markets. Increased competition has required the Company to continually price its products competitively, which has contributed to the reduction in the Company's gross profit margin and net income. Demand has begun to improve, resulting in price competition in the high-performance alloy industry beginning to ease. The

Company continues to respond to this competition by increasing emphasis on service centers, offering value-added services, improving its cost structure and striving to improve delivery times and reliability.

Employees

        As of September 30, 2014, the Company employed 1,053 full-time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants, and the Lebanon, Indiana service center (593 in the aggregate) are covered by two collective bargaining agreements.

        On December 21, 2012, the Company entered into a new collective bargaining agreement with the United Steelworkers of America which covers eligible hourly employees at the Company's Arcadia, Louisiana plant. This agreement will expire in December 2015.

        On July 1, 2013, the Company entered into a new collective bargaining agreement with the United Steelworkers of America, which covers eligible hourly employees at the Kokomo, Indiana plant and the Lebanon, Indiana service center. This agreement will expire in June 2018.

        Management believes that current relations with the union are satisfactory.

Environmental Matters

        The Company's facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance were approximately $2.3 million for fiscal 2014 and are currently expected to be approximately $2.5 million for fiscal 2015. Although there can be no assurance, based upon current information available to the Company, the Company does not currently expect that costs of environmental contingencies, individually or in the aggregate, will have a material effect on the Company's financial condition, results of operations or liquidity. The Company's facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company's financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.3 million were made for pollution control improvements during fiscal 2014, with additional expenditures of approximately $1.0 million for similar improvements planned for fiscal 2015.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements and which was renewed in fiscal 2012. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI, be conducted in order to further evaluate one additional area of concern and one additional solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

        On August 3, 2012, the Company received an information request from the United States Environmental Protection Agency, or EPA, relating to the Company's compliance with laws relating to air quality. The Company responded to the request, and there has been no further action by the EPA.

Executive Officers of the Company

        The following table sets forth certain information concerning the persons who served as executive officers as of September 30, 2014. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark M. Comerford	52	President and Chief Executive Officer; Director
Daniel W. Maudlin	48	Vice President—Finance, Treasurer and Chief Financial Officer
Janice W. Gunst	42	Vice President—General Counsel & Corporate Secretary
Venkat R. Ishwar	62	Vice President—Marketing & Technology
Marlin C. Losch	54	Vice President—Sales & Distribution
Jean C. Neel	55	Vice President—Corporate Affairs
Scott R. Pinkham	47	Vice President—Manufacturing
Gregory M. Spalding	58	Vice President—Tube & Wire Products
David S. Van Bibber	43	Controller and Chief Accounting Officer
Jeffrey L. Young	57	Vice President & Chief Information Officer

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

        Ms. Gunst has served as Vice President—General Counsel and Corporate Secretary of the Company since August 2011. Prior to joining the Company, Ms. Gunst was a partner at Ice Miller LLP from 2005 to 2011.

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

        Ms. Neel has served as Vice President—Corporate Affairs of the Company since April 2000.

        Mr. Pinkham has served as Vice President—Manufacturing of the Company since March 2008.

        Mr. Spalding has served as Vice President—Tube & Wire Products of the Company since May 2009. Prior to that, he served as Vice President, Haynes Wire & Chief Operating Officer from 2006 to May 2009.

        Mr. Van Bibber has served as Controller and Chief Accounting Officer of the Company since December 2012. Prior to joining the Company, Mr. Van Bibber was Director of Finance at Belden, Inc. from 2009 to 2012 and Director of Finance at Zimmer, Inc. from 2006 to 2009.

        Mr. Young has served as Vice President & Chief Information Officer of the Company since November 2005.

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

        Since we became an independent company in 1987, we have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In fiscal 2002, 2003, 2009, 2010 and 2013, our net revenues, when compared to the immediately preceding year, declined by approximately 10.3%, 21.2%, 31.1%, 13.0% and 16.7%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our financial condition, results of operations or liquidity.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

        The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2014, represented approximately 50.0% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end-markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our gross margin and net income.

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

        In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in governmental policies (particularly those that would limit or reduce defense spending) could have an adverse effect on our financial condition and results of operations and may reduce our customers' demand for our products and/or depress pricing of those products used in the defense industry or which have other military applications, resulting in a material adverse impact on our business, prospects, results of operations, revenues and cash flows. Furthermore, any actual armed hostilities and any future terrorist attacks in the U.S. or abroad could also have an adverse impact on the U.S. economy, global financial markets and our business. The effects may include, among other things, a decrease in demand in the aerospace industry due to reduced air travel, as well as reduced demand in the other industries we serve. Depending upon the severity, scope and duration of these effects, the impact on our financial position, results of operations and cash flows could be material.

We operate in cyclical markets.

        A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 42.9% of our total sales in fiscal 2014. Our land-based gas turbine and chemical processing sales constituted 19.0% and 24.9%, respectively, of our total sales in fiscal 2014.

        The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecasted with certainty. Downturns or reductions in demand for our products sold into the aerospace market could have a material adverse effect on our business.

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

The competitive nature of our business results in pressure for price concessions to our customers and increased pressure to reduce our costs.

        We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant price concessions to our customers in the aerospace and power generation markets from time to time, and we expect customer pressure for further price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure will be a key determinant of future profitability and competitiveness.

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

        On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the "Super Committee" which was established as part of the Budget Control Act of 2011 (the "Budget Act")) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. This failure to act triggered directed automatic across-the-board cuts, known as sequestrations, beginning on January 2, 2013. Then, on January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATRA") was signed into law. The ATRA delayed the sequestrations created by the Budget Act for two months, until March 1, 2013. On March 1, 2013, with no deal reached, President Obama signed an order putting the sequestrations into effect. The sequestrations created automatic reductions of discretionary appropriations for U.S. defense programs, which made up the shortfall necessary to achieve the $1.2 trillion target. On October 1, 2013, as a result of Congress's inability to enact legislation appropriating funds for fiscal year 2014, the U.S. government entered a shutdown. Then, on October 16, 2013, Congress agreed on a proposal to fund the government through January 15, 2014 at sequestration levels and suspend the debt limit until February 7, 2014.

        On January 17, 2014, Congress approved, and the President signed, the Omnibus Appropriations Act which removed the threat of future government shutdowns during calendar 2014. The Omnibus Appropriations Act funds the Department of Defense at $499 billion and replaces the across-the-board sequestration cuts with specific reductions across most Department of Defense accounts. Total funding, and funding for most programs, remains flat at 2013 levels.

        While the recent budget actions provide a more measured and strategic approach to addressing the U.S. Government's fiscal challenges, sequestration remains a long-term concern and we are unable to predict the outcome of future budget deliberations. Sequestration, or other budgetary cuts in lieu of sequestration, could negatively affect our revenues, financial condition and results of operations.

Aerospace demand is primarily dependent on two manufacturers.

        A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe, success of new commercial and military aircraft programs and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slowdown in the number of new aircraft built by the aircraft manufacturers could have a material adverse effect on our business.

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

Our production may be interrupted due to equipment failures or other events affecting our factories.

        Our manufacturing processes depend on certain sophisticated and high-value equipment, for which there may be only limited or no production alternatives and some of which has been in operation for a long period of time. Failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished products and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage, failure or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days, which could have a material adverse effect on our business. Natural or manmade events that interrupt significant manufacturing operations of our customers also could have a material adverse effect on our business.

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

        To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2014, nickel, a major component of many of our products, accounted for approximately 65% of our raw material costs, or approximately 32% of our total costs of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we fix the nickel component of our prices for a period of time through the life of a long-term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

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

        We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these materials may be influenced by private or government cartels, changes in world politics, additional regulation, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation, general economic conditions and export quotas imposed by governments in nations with rare earth element supplies. The ability of key material suppliers to meet quality and delivery requirements or to provide materials on price and other terms acceptable to us can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

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

        The manufacturing of the majority of our products is a complex process and requires long lead times. We may experience delays or shortages in the supply of raw materials. If we are unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

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

We are subject to risks relating to our cybersecurity measures and to misappropriation of information generally.

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

        We may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Our operations generate hazardous substances, many of which we accumulate at our facilities for subsequent transportation and disposal off-site or recycling by third parties. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to liability under CERCLA and state counterparts. In addition, we may have generated hazardous substances disposed of at sites which are subject to CERCLA or equivalent state law remedial action. We have been named as a potentially responsible party at one site. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties regardless of fault. If we are named as a potentially responsible party at other sites in the future, the costs associated with those future sites could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Government regulation is increasing.

        In recent years, the United States Congress has adopted several significant pieces of legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that affect our operation as well as those of other publicly traded companies. We may be subject to significant fines and penalties if we fail to comply with these laws or their implementing regulations, and the increasingly stringent regulations could require us to make additional unforeseen expenditures. Any such fines, penalties or expenditures could have a material adverse effect on our financial condition and results of operations.

New regulations related to conflict minerals could adversely impact our business.

        The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require a reasonable country of origin inquiry to determine whether such minerals originated from the Democratic Republic of Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Conflict minerals reports are required to be filed annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the procedures we implement do not enable us to verify the origins for all conflict minerals.

Our business is affected by federal rules, regulations and orders applicable to some of our customers who are government contractors.

        A number of our products are manufactured and sold to customers who are parties to U.S. government contracts or subcontracts. Consequently, we are indirectly subject to various federal rules, regulations and orders applicable to government contractors. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consuming of internal resources. Violations of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business.

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

        Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians and sales and marketing staff. If we are unable to recruit, hire and retain skilled employees, our new product and alloy development and commercialization could be delayed and our marketing and sales efforts could be hindered, which would adversely impact our competitiveness and financial results.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

        We anticipate that we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. Distributors, regulators or government agencies may not continue to accept our products, services and business practices. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the trade regulations of various jurisdictions. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions any one or more of which may adversely affect our business and financial results, including:

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

Export sales could present risks to our business.

        Export sales account for a significant percentage of our revenues, and we believe this will continue to be the case in the future. Risks associated with export sales include: political and economic instability, including weak conditions in the world's economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; trade duties; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on export sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur.

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

        Additionally, we manufacture our products to strict contractually-established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a product, we may be subject to warranty costs to repair or replace the product itself and additional costs related to customers' damages or the investigation and inspection of non-complying products. These costs are generally not insured.

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

        Management relies on IT infrastructure, including hardware, network, software, people and processes, to provide useful information to support assessments and conclusions about operating performance. We are in the process of implementing an IT system change. If we do not successfully or timely implement the new system or it does not operate as envisioned, our business could be harmed. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations.

Any significant delay or problems in the expansion of our operations could materially adversely affect our business, financial condition and results of operations.

        We are in the process of undertaking significant capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including the ability of management to ensure the necessary resources are in place to properly execute these projects on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule and our ability to implement these projects with minimal impact to our existing operations. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our results of operations and financial position may be materially adversely affected.

We consider acquisition, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy, which opportunities and dispositions involve uncertainties and potential risks that we cannot predict or anticipate fully.

        We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we employ to accomplish this may include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. From time to time, management of the Company holds discussions with management of other companies to explore acquisitions, joint ventures, and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of our business is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions could be affected by many factors, including, without limitation, export controls, exchange rate fluctuations, domestic and foreign political conditions and deterioration in domestic and foreign economic conditions.

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

Political and social turmoil could adversely affect our business.

        The war on terrorism, as well as political and social turmoil, could put pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Shares of Our Common Stock

Our stock price is subject to fluctuations as a result of being traded on a public exchange which may not be related to our performance.

        The stock market can be highly volatile. The market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this "Risk Factors" section and those listed below:

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

        Although our Board of Directors currently intends to continue the payment of regular quarterly cash dividends on shares of our common stock, the timing and amount of future dividends will depend on the Board's assessment of our operations, financial condition, projected liabilities, compliance with contractual restrictions in our credit agreement, restrictions imposed by applicable law and other factors. We cannot guarantee that we will continue to declare dividends at the same or similar rates.

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

        The owned facilities located in the United States are subject to a mortgage which secures the Company's obligations under its U.S. revolving credit facility with a group of lenders led by Wells Fargo Capital Finance, LLC. For more information, see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

        Service and Sales Centers.    The service and sales centers, which stock and sell all product forms, contain equipment capable of precision laser and water jet processing services to cut and shape products to customers' precise specifications. The Company owns service and sales centers in the following locations:

  •
  Openshaw, England

  •
  Lenzburg, Switzerland

        The Openshaw plant, located near Manchester, England, consists of approximately 5 acres of land and over 85,000 square feet of buildings on a single site.

        In addition, the Company leases service and sales centers, which stock and sell all product forms, in the following locations:

  •
  La Mirada, California

  •
  Houston, Texas

  •
  Lebanon, Indiana

  •
  Shanghai, China

  •
  Windsor, Connecticut

        Sales Centers.    The Company leases sales centers, which sell all product forms, in the following locations:

  •
  Paris, France

  •
  Zurich, Switzerland

  •
  Singapore

  •
  Milan, Italy

  •
  Chennai, India

  •
  Tokyo, Japan

        All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company is modifying its facilities to meet its current and future business needs. The Company plans to spend approximately $21 million over the course of fiscal 2015 and 2016 to restructure, consolidate and enhance capabilities at its service center operations.

Item 3.    Legal Proceedings

        The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes, without limitations, federal and state EEOC administrative and judicial actions, litigation of commercial matters and litigation and administrative actions relating to environmental matters. For more information, see "Item 1. Business—Environmental Matters." Litigation and administrative actions may result in substantial costs and may divert management's attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not expect expenditures for pending legal proceedings to have a material effect on the Company's financial position, results of operations or liquidity.

        The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products or processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and that, if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

Item 4.    Mine Safety Disclosures

        Not Applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "HAYN". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ as well as dividends declared.

Fiscal year ended September 30, 2014:	High	Low	Dividend
Quarter ended September 30, 2014	$57.99	$45.99	$0.22
Quarter ended June 30, 2014	$59.14	$50.81	$0.22
Quarter ended March 31, 2014	$54.40	$49.29	$0.22
Quarter ended December 31, 2013	$55.24	$45.88	$0.22
Fiscal year ended September 30, 2013:
Quarter ended September 30, 2013	$49.47	$44.23	$0.22
Quarter ended June 30, 2013	$54.95	$45.93	$0.22
Quarter ended March 31, 2013	$55.94	$50.00	$0.22
Quarter ended December 31, 2012	$54.13	$46.35	$0.22

        The range of the Company's closing common stock price on NASDAQ from October 1, 2013 to September 30, 2014 was $45.88 to $59.14. The closing price of the common stock was $45.99 on September 30, 2014.

        As of November 1, 2014, there were approximately 40 holders of record of the Company's common stock.

        Payment of dividends is permitted under the Company's existing financing agreement, although the U.S. revolving credit facility requires (i) prior notice to the agent, (ii) a fixed charge coverage ratio average for the previous twelve months which must be not less than 1.0 to 1.0, (applicable only for dividends greater than $20.0 million in any fiscal year) and (iii) that the Company have at least $18.0 million in availability, after payment, on the date the dividend payment is made. While it is the Company's intention to continue to pay quarterly cash dividends for fiscal 2015 and beyond, any decision to pay future cash dividends will be made by the Company's Board of Directors and will depend upon our earnings, financial condition and other factors.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2014 regarding shares of the Company's common stock issuable pursuant to its stock option and restricted stock plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders(1)	282,001	$51.61	398,728	(2)

(1)
For a description of the Company's equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.

(2)
Includes (i) options to purchase 192,228 shares of common stock and (ii) 206,500 shares of restricted stock.

Cumulative Total Stockholder Return

        The graph below compares the cumulative total stockholder return on the Company's common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2009 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company's current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., RTI International Metals, Inc., Universal Stainless & Alloy Products, Inc., A. M. Castle & Co. and Carpenter Technology Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group

	2009	2010	2011	2012	2013	2014
Haynes International, Inc.	100.00	109.74	138.75	169.24	149.52	154.56
Russell 2000	100.00	113.26	109.28	144.15	187.49	194.87
S&P MidCap 400	100.00	117.78	116.28	149.46	190.83	213.38
Peer Group	100.00	135.49	124.12	124.43	134.18	128.73

Item 6.    Selected Financial Data

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

        Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2010	2011	2012	2013	2014
Statement of Operations Data:
Net revenues	$381,543	$542,896	$579,561	$482,746	$455,410
Cost of sales	327,712	449,116	458,721	409,120	408,112
Selling, general and administrative expense	35,470	41,215	40,661	38,165	38,693
Research and technical expense	2,828	3,259	3,285	3,505	3,556
Operating income	15,533	49,306	76,894	31,956	5,049
Interest expense (income), net	(59)	(92)	(101)	(42)	(71)
Provision for income taxes	6,717	18,270	26,813	10,421	1,369

Net income	$8,875	$31,128	$50,182	$21,577	$3,751
Net income per share:
Basic	$0.74	$2.55	$4.09	$1.75	$0.30
Diluted	$0.73	$2.54	$4.07	$1.74	$0.30
Dividends declared per common share	$0.80	$0.80	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,049,779	12,067,555	12,147,179	12,223,838	12,291,881
Diluted	12,159,529	12,149,866	12,216,031	12,265,630	12,321,700

	September 30,
	2010	2011	2012	2013	2014
Balance Sheet Data:
Working capital	$300,199	$318,761	$350,032	$347,210	$322,591
Property, plant and equipment, net	107,043	110,678	124,652	152,764	174,083
Total assets	551,543	596,569	626,926	597,582	610,771
Total debt	1,433	1,348	980	767	745
Long-term portion of debt	1,324	1,348	980	767	745
Accrued pension and postretirement benefits(1)	193,560	215,432	236,552	167,177	177,797
Stockholders' equity	265,849	272,853	301,098	355,803	346,730
Cash dividends paid	9,707	9,758	10,803	10,849	10,906

	2010	2011	2012	2013	2014
Consolidated Backlog at Fiscal Quarter End(2):
1st quarter	$110.4	$167.0	$261.8	$211.7	$180.2
2nd quarter	124.6	241.7	264.2	207.0	202.3
3rd quarter	130.9	288.6	241.2	189.6	204.7
4th quarter	148.0	273.4	222.9	166.6	221.3

	Year Ended September 30,
	2010	2011	2012	2013	2014
Average nickel price per pound(3)	$10.26	$9.25	$7.81	$6.25	$8.20

(1)
Significant increases in the pension and postretirement benefits liability occurred in fiscal years 2010, 2011 and 2012 primarily due to reductions in the discount rate used to value the future liability. This has been reflected actuarially as an increase in the Pension and Postretirement Benefits Liability and an increase in the accumulated Other Comprehensive Loss account. In fiscal 2013, the discount rate increased, causing a decrease in the liability. In fiscal 2014, the discount rate decreased, causing an increase in the liability. On a prospective basis, if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss. Prior to fiscal 2009, many actions were taken to reduce this liability such as: i) effective second quarter of fiscal 2007, capping the Company's contributions to the retiree health care costs at $5,000 annually (resulting in a $46,300 liability reduction), ii) effective first quarter of fiscal 2008, freezing the pension benefit accruals for all non-union employees in the U.S. (resulting in an $8,191 liability reduction), and iii) closing the pension plans to new entrants for both non-union employees (effective 12/31/2005) and union ebmployees (effective 6/30/2007).

(2)
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

(3)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Please refer to page 1 of this Annual Report on Form 10-K for a cautionary statement regarding forward-looking information.

Overview of Business

        The Company is one of the world's largest producers of high-performance nickel- and cobalt-based alloys in flat product form, such as sheet, coil and plate. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and land-based gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. The Company believes it is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars and in bar, billet and wire forms.

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

	Year Ended September 30,
	2010		2011		2012		2013		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Revenues (dollars in millions)
Aerospace	$138.4	36.3%	$203.5	37.5%	$229.9	39.7%	$197.1	40.8%	$195.2	42.9%
Chemical processing	87.7	23.0	150.0	27.6	134.6	23.2	124.1	25.7	113.4	24.9
Land-based gas turbines	74.2	19.4	98.2	18.1	119.2	20.5	102.0	21.2	86.7	19.0
Other markets	68.1	17.8	76.7	14.1	81.6	14.1	48.9	10.1	44.4	9.8

Total product	368.4	96.5	528.4	97.3	565.3	97.5	472.1	97.8	439.7	96.6
Other revenue(1)	13.1	3.5	14.5	2.7	14.3	2.5	10.6	2.2	15.7	3.4

Net revenues	$381.5	100.0%	$542.9	100.0%	$579.6	100.0%	$482.7	100.0%	$455.4	100.0%

U.S.	$231.6	60.7%	$344.9	63.5%	$346.7	59.8%	$268.0	55.5%	$261.6	57.4%
Foreign	$149.9	39.3%	$198.0	36.5%	$232.9	40.2%	$214.7	44.5%	$193.8	42.6%
Shipments by Market (millions of pounds)
Aerospace	6.0	33.7%	8.1	34.3%	8.9	38.1%	8.1	38.5%	8.8	40.7%
Chemical processing	4.2	23.6	7.0	29.7	5.3	22.6	5.2	24.8	5.2	24.2
Land-based gas turbines	4.6	25.8	5.5	23.3	6.5	27.8	6.1	29.1	5.9	27.2
Other markets	3.0	16.9	3.0	12.7	2.7	11.5	1.6	7.6	1.7	7.9

Total Shipments	17.8	100.0%	23.6	100.0%	23.4	100.0%	21.0	100.0%	21.7	100.0%

Average Selling Price Per Pound
Aerospace	$23.16		$25.07		$25.73		$24.31		$22.10
Chemical processing	20.84		21.53		25.49		23.79		21.63
Land-based gas turbines	16.15		17.71		18.28		16.66		14.74
Other markets	22.37		25.56		30.78		30.69		26.11
Total product(2)	20.67		22.36		24.17		22.44		20.30
Total average selling price	21.41		22.97		24.78		22.94		21.02

(1)
Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements).

(2)
Total product price per pound excludes "Other Revenue".

        Aerospace sales decreased over fiscal 2013 and 2014, due to aerospace demand being negatively impacted by customer destocking within the supply-chain. This period of low demand began to recover in the latter half of fiscal 2014. Demand for aerospace products is increasing in line with the forecasted increase in commercial aircraft builds. Both Boeing and Airbus have reported sizeable backlog increases along with forecasted increases in production schedules and continued emphasis on accelerating production. Demand for more fuel-efficient engines with fewer emissions is driving new engine builds. Management also anticipates that the maintenance, repair and overhaul business will continue at a steady to increasing pace due to required maintenance schedules for the rising number of engines in use year-over-year.

        Sales to the chemical processing industry decreased over fiscal 2012, 2013 and 2014. The project-oriented nature of this market can create inconsistent sales levels. Demand for large project-based orders has been at relatively low levels during fiscal 2012, 2013 and 2014. The main driver of demand in this market is capital spending in the chemical processing sector driven by end-user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to fiscal policies as well as world economic conditions and GDP growth. Potential for increased sales to the chemical processing industry in fiscal 2015 will be dependent on improvement in global spending in the chemical processing sector. An additional driver of demand in this market is the increase in North American production of natural gas liquids and the further downstream processing of those chemicals that may utilize equipment that requires high-performance alloys.

        Sales to the land-based gas turbine market decreased over fiscal 2013 and 2014. However, fiscal 2012 and 2013 were two of the Company's best years for land-based gas turbine sales volume. Subject to global economic conditions, management believes that long-term demand in this market will increase due to higher activity in power generation, oil and gas production and alternative power systems. Land-based gas turbines are favored in electric generating facilities due to low capital cost at installation, fewer emissions than the traditional fossil fuel-fired facilities and favorable natural gas prices provided by availability of unconventional (shale) gas supplies. As governmental policy shifts away from coal-fired facilities, demand for land-based gas turbines is expected to increase.

        Sales into the other markets category decreased over fiscal 2013 and 2014. The industries in this category focus on upgrading overall quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of "advanced materials" which supports the increased use of high-performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue-gas desulphurization in China, automotive and heat treating, the Company expects increased levels of activity overall in non-traditional markets such as fuel cells and silicon feed-stock production applications.

Summary of Capital Spending

        The Company is nearing completion of a $61.0 million investment at two of its U.S. manufacturing facilities. This includes a $37.0 million investment to expand by an estimated 60% the tubular production capacity of specialty titanium and high-performance nickel alloy tubular products at the Arcadia, Louisiana facility. In addition, the Company made an investment of $24.0 million to expand by an estimated 20% its flat products capacity to produce specialty high-performance alloy flat products at the Kokomo, Indiana facility. Both of these projects are in the commissioning stage and are expected to be released for production by the end of the first quarter of fiscal 2015. These capital investments in Arcadia and Kokomo are expected to improve the Company's ability to service its customers' increasing demand for specialty products and also continue to improve product quality, improve operating efficiencies and enhance working capital management for all of the Company's products produced at these locations.

        The Company is also implementing a global information technology system. This upgrade is expected to provide the Company with an integrated global system, enhanced analysis capability and improved capabilities in capacity planning, inventory management and customer service. To date, the Company has spent $10.7 million on the project and expects to spend approximately $1.8 million in fiscal 2015 for a total of approximately $12.5 million. The system is currently in use at the European service centers and has been implemented in the U.S. for general ledger, accounts payable and purchasing. The Company's domestic service center operations, U.S. shipping, order entry, accounts receivable and credit/collections is being implemented in the first quarter of fiscal 2015. The systems upgrade for the main manufacturing operating system is expected to be implemented during the second and third quarters of fiscal 2015.

        The Company's evaluation of its global service center and distribution continues. The evaluation has included an analysis of the equipment required, the number and geographic locations of these service centers, the services provided and the cost structure, with the objective of enhancing the distribution organization and service center capabilities. The Company has entered into a definitive agreement to purchase the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana. These assets include coil processing capability with stretch leveling and cut-to-length capability. This transaction is expected to close in the second quarter of fiscal 2015.

        Capital spending in fiscal 2014 was $39.7 million, and the forecast for capital spending in fiscal 2015 is approximately $22.0 million, excluding the above-mentioned acquisition of the Leveltek assets. The $22.0 million of planned capital spending includes $5.0 million to complete the above-mentioned manufacturing expansions as well as the global IT system. The remaining $17.0 million of planned spending is earmarked for continued upgrades throughout our manufacturing facilities, and this level of spending is considered a maintenance level of spending.

Gross Profit Margin Trend Performance

        The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2013 and fiscal 2014.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2013
	Quarter Ended
(dollars in thousands)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net Revenues	$114,300	$129,201	$123,587	$115,658
Gross Profit Margin	$18,774	$20,084	$18,605	$16,163
Gross Profit Margin %	16.4%	15.5%	15.1%	14.0%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2014
	Quarter Ended
(dollars in thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net Revenues	$93,700	$115,350	$126,293	$120,067
Gross Profit Margin	$5,250	$9,064	$14,061	$18,923
Gross Profit Margin %	5.6%	7.9%	11.1%	15.8%

        The gross margin in the fourth quarter of fiscal 2014 was $18.9 million or 15.8% of net revenues, a sequential increase of $4.8 million from the $14.1 million or 11.1% of net revenues in the third quarter of fiscal 2014. The margin compression that occurred over the course of fiscal 2013 and the first part of 2014 was primarily related to lower average selling prices resulting from price competition in the marketplace, lower volumes, and the impact of declining raw material prices in prior periods, resulting in higher-cost inventory charged to cost of sales. The margin compression was most pronounced in the first and second quarters of fiscal 2014, but the pressure on margins began to lessen in the third and fourth quarters of fiscal 2014 due to strengthening of pricing along with an increase in volumes processed through the Kokomo mill, which has resulted in improved absorption of fixed costs. Gross margin recovery is expected to continue over the course of fiscal 2015 as pricing continues to strengthen and volumes continue to improve.

Volumes, Competition and Pricing

        Business conditions appear to be improving. The Company's backlog increased 32.8% during fiscal 2014. Throughout the first quarter and a portion of the second quarter, the Company experienced reduced demand and reduced selling prices due to the market price of nickel and increased price competition in the marketplace, particularly in commodity-type alloys. The intense competitive environment required the Company to aggressively price orders across all markets, which unfavorably impacted the Company's gross profit margin and net income in those quarters. In addition, sales volumes below mill capacities in the industry reduced mill-direct lead times. The decline in mill-direct lead times, in turn, resulted in downward pressure on prices for service center transactional business, which typically commands a higher price due to faster product availability. In the third and fourth quarters, the Company saw higher transactional business through its service centers, and mills in the industry are beginning to experience higher volumes.

        Over the course of fiscal year 2013 and the beginning of fiscal year 2014, the market price of nickel declined, which periodically causes customers to delay placing orders for the Company's products because the Company generally passes the cost of nickel on to customers in the price of its products. As nickel prices decline, customers may delay ordering in order to receive a lower price in the future. In the latter part of the second quarter of fiscal 2014, the market price of nickel began increasing, which typically accelerates the ordering patterns of the Company's customers. Customer demand is beginning to solidify, and management believes that destocking within the aerospace and land-based gas turbine supply chains has subsided. The Company has announced price increases in response to the strengthening business conditions. These price increases are beginning to expand margins, however, tempering this increase are lower margin orders shipped out of the backlog that were taken during previous time periods of compressed pricing.

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

Working Capital

        Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $271.3 million at September 30, 2014, a decrease of $2.1 million or 0.8% from $273.4 million at September 30, 2013. This decrease of $2.1 million includes an increase in inventory of $21.9 million partially offset by an increase in accounts payable of $14.4 million and a decrease in accounts receivable of $10.1 million. The increase in inventory is in response to improving backlog and business conditions.

Dividends Declared

        On November 20, 2014, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company's common stock. The dividend is payable December 15, 2014 to stockholders of record at the close of business on December 1, 2014. The aggregate cash payout based on current shares outstanding will be approximately $2.7 million, or approximately $10.8 million on an annualized basis.

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

	Quarter Ended				Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Backlog
Dollars (in thousands)	$211,726	$206,994	$189,628	$166,589	$180,150	$202,283	$204,680	$221,322
Pounds (in thousands)	6,905	7,362	6,185	5,371	5,875	7,520	8,240	7,835
Average selling price per pound	$30.66	$28.12	$30.66	$31.02	$30.66	$26.90	$24.84	$28.25
Average nickel price per pound
London Metals Exchange(1)	$7.90	$7.59	$6.47	$6.25	$6.31	$7.10	$8.42	$8.20

(1)
Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

        Backlog was $221.3 million at September 30, 2014, an increase of approximately $16.6 million, or 8.1%, from $204.7 million at June 30, 2014. The backlog dollars increased during the fourth quarter of fiscal 2014 due to a 13.7% increase in backlog average selling price partially offset by a 4.9% decrease in backlog pounds.

        On a year-to-date basis, the backlog has increased by $54.7 million, or 32.8%, from $166.6 million at September 30, 2013. The backlog dollars increased during fiscal 2014 due to a 45.8% increase in backlog pounds partially offset by an 8.9% decrease in backlog average selling price.

        Management believes that the improved order entry levels over the past few quarters are due to customers increasing their stock levels to accommodate the demand in the Company's end markets. In addition, the Company has implemented price increases which are beginning to improve the quality of the backlog, but may slightly temper the order entry rates as the Company manages mix to better pricing levels.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net revenues (in thousands)
Aerospace	$52,272	$49,319	$51,015	$44,498	$39,951	$47,257	$54,177	$53,776
Chemical processing	26,287	33,895	31,824	32,084	23,073	30,436	30,570	29,330
Land-based gas turbines	22,628	30,248	24,199	24,982	18,145	21,756	24,989	21,853
Other markets	10,618	12,034	14,677	11,591	9,403	11,389	12,626	10,993

Total product revenue	111,805	125,496	121,715	113,155	90,572	110,838	122,362	115,952
Other revenue	2,495	3,705	1,872	2,503	3,128	4,512	3,931	4,115

Net revenues	$114,300	$129,201	$123,587	$115,658	$93,700	$115,350	$126,293	$120,067

Shipments by markets (in thousands of pounds)
Aerospace	2,116	1,981	2,077	1,933	1,630	2,226	2,577	2,399
Chemical processing	986	1,429	1,386	1,414	1,121	1,528	1,369	1,224
Land-based gas turbines	1,261	1,809	1,599	1,458	1,206	1,515	1,641	1,524
Other markets	322	362	478	432	362	423	470	446

Total shipments	4,685	5,581	5,540	5,237	4,319	5,692	6,057	5,593

Average selling price per pound
Aerospace	$24.70	$24.90	$24,56	$23.02	$24.51	$21.23	$21.02	$22.42
Chemical processing	26.66	23.72	22.96	22.69	20.58	19.92	22.33	23.96
Land-based gas turbines	17.94	16.72	15.13	17.13	15.05	14.36	15.23	14.34
Other markets	32.98	33.24	30.71	26.83	25.98	26.92	26.86	24.65
Total average selling price (product only; excluding other revenue)	23.86	22.49	21.97	21.61	20.97	19.47	20.20	20.73
Total average selling price (including other revenue)	24.40	23.15	22.31	22.08	21.69	20.27	20.85	21.47

Results of Operations

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

($ in thousands)

	Year Ended September 30,				Change
	2013		2014		Amount	%
Net revenues	$482,746	100.0%	$455,410	100.0%	$(27,336)	(5.7)%
Cost of sales	409,120	84.7%	408,112	89.6%	(1,008)	(0.2)%

Gross profit	73,626	15.3%	47,298	10.4%	(26,328)	(35.8)%
Selling, general and administrative expense	38,165	7.9%	38,693	8.5%	528	1.4%
Research and technical expense	3,505	0.7%	3,556	0.8%	51	1.5%

Operating income	31,956	6.7%	5,049	1.1%	(26,907)	(84.2)%
Interest income	(114)	0.0%	(139)	0.0%	(25)	21.9%
Interest expense	72	0.0%	68	0.0%	(4)	(5.6)%

Income before income taxes	31,998	6.7%	5,120	1.1%	(26,878)	(84.0)%
Provision for income taxes	10,421	2.2%	1,369	0.3%	(9,052)	(86.9)%

Net income	$21,577	4.5%	$3,751	0.8%	$(17,826)	(82.6)%

Net income per share:
Basic	$1.75		$0.30
Diluted	$1.74		$0.30
Weighted average shares outstanding:
Basic	12,223,838		12,291,881
Diluted	12,265,630		12,321,700

        The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended September 30,		Change
	2013	2014	Amount	%
Net revenues (dollars in thousands)
Aerospace	$197,104	$195,161	$(1,943)	(1.0)%
Chemical processing	124,090	113,409	(10,681)	(8.6)%
Land-based gas turbines	102,057	86,743	(15,314)	(15.0)%
Other markets	48,920	44,411	(4,509)	(9.2)%

Total product revenue	472,171	439,724	(32,447)	(6.9)%
Other revenue	10,575	15,686	5,111	48.3%

Net revenues	$482,746	$455,410	$(27,336)	(5.7)%

Pounds by market (in thousands)
Aerospace	8,107	8,832	725	8.9%
Chemical processing	5,215	5,242	27	0.5%
Land-based gas turbines	6,127	5,886	(241)	(3.9)%
Other markets	1,594	1,701	107	6.7%

Total shipments	21,043	21,661	618	2.9%

Average selling price per pound
Aerospace	$24.31	$22.10	$(2.21)	(9.1)%
Chemical processing	23.79	21.63	(2.16)	(9.1)%
Land-based gas turbines	16.66	14.74	(1.92)	(11.5)%
Other markets	30.69	26.11	(4.58)	(14.9)%
Total product (excluding other revenue)	22.44	20.30	(2.14)	(9.5)%
Total average selling price (including other revenue)	$22.94	$21.02	$(1.92)	(8.4)%

        Net Revenues.    Net revenues were $455.4 million in fiscal 2014, a decrease of 5.7% from $482.7 million in fiscal 2013, due to a decrease in average selling price per pound partially offset by an increase in volume. The total average selling price was $21.02 per pound in fiscal 2014, a decrease of 8.4%, or $1.92, from $22.94 per pound in fiscal 2013. Volume was 21.7 million pounds in fiscal 2014, an increase of 2.9% from 21.0 million pounds in fiscal 2013. The increase in volume is due primarily to a project that shipped in fiscal 2014 of lower-priced product in ingot form. Average selling price decreased due to a combination of the following factors: a change to a lower value product mix, which represented approximately $0.82 per pound of the decrease; a higher level of price competition and reduced customer demand due to supply chain destocking and fluctuating nickel prices, which forced us to reduce prices in order to be competitive, representing approximately $1.53 per pound of the decrease; partially offset by higher volume of conversion and miscellaneous sales, which represented an increase of approximately $0.24 per pound along with higher raw material market prices, which represented an increase of approximately $0.19 per pound.

        Sales to the aerospace market were $195.2 million in fiscal 2014, a decrease of 1.0% from $197.1 million in fiscal 2013, due to an 8.9% increase in volume offset by a 9.1%, or $2.21, decrease in the average selling price per pound. The increase in volume is due primarily to a project that shipped in fiscal 2014 of lower-priced product in ingot form. The average selling price per pound decline primarily reflects continued price competition, which represented approximately $1.25 of the decrease, and the impact of the large ingot project, which represented approximately $0.95 of the decrease.

        Sales to the chemical processing market were $113.4 million in fiscal 2014, a decrease of 8.6% from $124.1 million in fiscal 2013, due to a 9.1%, or $2.16, decrease in the average selling price per pound, partially offset by a 0.5% increase in volume. The decrease in the average selling price reflects continued

price competition (which is most significant in this market), which represented and decrease of approximately $2.43 per pound, partially offset by higher raw material market prices, which represented an increase of approximately $0.21 per pound, along with a higher value product mix, which increased average selling price by approximately $0.07 per pound.

        Sales to the land-based gas turbine market were $86.7 million in fiscal 2014, a decrease of 15.0% from $102.1 million in fiscal 2013, due to a 3.9% decrease in volume combined with a decrease of 11.5%, or $1.92, in the average selling price per pound. The decrease in volume is due primarily to reduced customer demand and customers' maintaining reduced inventory levels within the supply chain. The decrease in average selling price per pound reflects continued price competition, which represented a decrease of approximately $1.56 per pound, slightly offset by higher raw material market prices, which represented an increase of approximately $0.18 per pound. Additionally, the change in average selling price was impacted by a change in product mix, representing a decrease of approximately $0.54 per pound, resulting from the decrease of sales of higher-value forms and alloys as a percentage of pounds sold in this market.

        Sales to other markets were $44.4 million in fiscal 2014, a decrease of 9.2% from $48.9 million in fiscal 2013, due to a 14.9%, or $4.58, decrease in average selling price per pound partially offset by a 6.7% increase in volume. The decrease in the average selling price reflects a change in product mix resulting from the decrease of sales of higher-value forms and alloys, which represented a decrease of approximately $3.63 per pound and continued price competition, which represented a decrease of approximately $1.16 per pound, partially offset by higher raw material market prices, which represented an increase of approximately $0.21 per pound.

        Other Revenue.    Other revenue was $15.7 million in fiscal 2014, an increase of 48.3% from $10.6 million in fiscal 2013. The increase in other revenue is primarily attributable to increased conversion and miscellaneous sales.

        Cost of Sales.    Cost of sales was $408.1 million, or 89.6% of net revenues, in fiscal 2014 compared to $409.1 million, or 84.7% of net revenues, in fiscal 2013. Cost of sales in fiscal 2014 decreased by $1.0 million as compared to fiscal 2013 primarily due to a lower-value product mix.

        Gross Profit.    As a result of the above factors, gross margin was $47.3 million for fiscal 2014, a decrease of $26.3 million from $73.6 million in fiscal 2013. Gross margin as a percentage of net revenue decreased to 10.4% in fiscal 2014 as compared to 15.3% in fiscal 2013. The main items impacting the gross margin percentage compression was pricing competition and the impact of high cost raw material flowing through cost of sales, which is estimated to have negatively impacted gross profit margin percentage by over 7.0 percentage points. Partially offsetting this compression was nearly 2.0 percentage point expansion as a result of other factors, primarily better volumes and price increases in the latter half of the year.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $38.7 million for fiscal 2014, an increase of $0.5 million, or 1.4%, from $38.2 million in fiscal 2013. Selling, general and administrative expenses as a percentage of net revenues increased to 8.5% for fiscal 2014, compared to 7.9% for fiscal 2013 primarily due to decreased revenues.

        Research and Technical Expense.    Research and technical expense was $3.6 million, or 0.8% of revenue, for fiscal 2014, an increase of $0.1 million, or 1.5%, from $3.5 million, or 0.7% of net revenues, in fiscal 2013.

        Operating Income.    As a result of the above factors, operating income in fiscal 2014 was $5.0 million, compared to operating income of $32.0 million in fiscal 2013.

        Income Taxes.    Income tax expense was $1.4 million in fiscal 2014, a decrease of $9.1 million from an expense of $10.4 million in fiscal 2013, due primarily to lower pretax income generated in fiscal 2014. The effective tax rate for fiscal 2014 was 26.7%, compared to 32.6% in fiscal 2013. During fiscal 2014, the Company's effective tax rate was lower than fiscal 2013, primarily due to an increased proportion of taxable earnings in foreign jurisdictions with a lower tax rate.

        Net Income.    As a result of the above factors, net income in fiscal 2014 was $3.8 million, a decrease of $17.8 million from net income of $21.6 million in fiscal 2013.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

($ in thousands, except per share figures)

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

        Net Revenues.    Net revenues were $482.7 million in fiscal 2013, a decrease of 16.7% from $579.6 million in fiscal 2012, due to a decrease in average selling price per pound combined with lower volume. The total average selling price was $22.94 per pound in fiscal 2013, a decrease of 7.4%, or $1.84, from $24.78 per pound in fiscal 2012. Volume was 21.0 million pounds in fiscal 2013, a decrease of 10.0% from 23.4 million pounds in fiscal 2012. Volume declined primarily due to destocking in the aerospace and land-based gas turbine markets, a decline in activity in the project-oriented other markets, uncertain economic conditions and declining raw material prices causing customers to delay ordering. Average selling price decreased due to lower raw material market prices, which represented approximately $1.01 per pound of the decrease; lower volume of conversion sales, which represented approximately $0.12 per pound of the decrease and; a higher level of price competition and reduced customer demand due to supply chain destocking, declining nickel prices and uncertain economic conditions, which forced us to reduce prices in order to be competitive, representing approximately $0.71 per pound of the decrease.

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

        Sales to the land-based gas turbine market were $102.1 million in fiscal 2013, a decrease of 14.4% from $119.2 million in fiscal 2012, due to a 6.0% decrease in volume combined with a decrease of 8.9%, or $1.62, in the average selling price per pound. The decrease in volume is due primarily to lower activity of new builds by original equipment manufacturers. The decrease in average selling price per pound reflected lower raw material market prices, which represented approximately $0.96 per pound of the decrease. The decrease in average selling price also resulted from a change in product mix, which represented approximately $0.53 per pound of the decrease, due to an increase of sales of lower-value alloys and forms, predominately slab, as a percentage of pounds sold in this market.

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

        Income Taxes.    Income tax expense was $10.4 million in fiscal 2013, a decrease of $16.4 million from an expense of $26.8 million in fiscal 2012, due primarily to lower pretax income generated in fiscal 2013. The effective tax rate for fiscal 2013 was 32.6%, compared to 34.8% in fiscal 2012. During fiscal 2013, the

Company's effective tax rate was lower, primarily due to an increased proportion of taxable earnings in foreign jurisdictions with a lower tax rate and the reversal of certain tax reserves no longer required.

        Net Income.    As a result of the above factors, net income in fiscal 2013, was $21.6 million, a decrease of $28.6 million from net income of $50.2 million in fiscal 2012.

Liquidity and Capital Resources

  Comparative cash flow analysis

        During fiscal 2014, the Company's primary sources of cash were cash on-hand and cash from operations, as detailed below. At September 30, 2014, the Company had cash and cash equivalents of $45.9 million compared to cash and cash equivalents of $68.3 million at September 30, 2013. As of September 30, 2014, the Company had cash and cash equivalents of $9.1 million that was held by foreign subsidiaries in various currencies. All of this amount is readily convertible to U.S. dollars.

        Net cash provided by operating activities was $26.9 million in fiscal 2014 compared to $73.4 million in fiscal 2013. Net income of $3.8 million in fiscal 2014 was $17.8 million lower than the $21.6 million reported in fiscal 2013. Cash used from higher inventories was $22.3 million as compared to fiscal 2013 cash generated of $31.5 million, a change of $53.8 million. Additionally, cash generated from lower accounts receivable was $9.9 million compared to cash generated by accounts receivable of $18.6 million in fiscal 2013, a change of $8.7 million. Cash generated from accounts payable and accrued expenses of $15.7 million compared to cash used in accounts payable and accrued expenses of $12.2 million in fiscal 2013, a change of $27.9 million. Additionally, the cash used in accrued pension and postretirement benefits of $6.1 million was $14.1 million less than the cash used in accrued pension and postretirement benefits in fiscal 2013 of $20.2 million. This reduction of $14.1 million is primarily a result of the Company's evaluation of its alternatives for cash deployment in fiscal 2014. Given the business conditions in fiscal 2014, the Company elected to minimize funding for a majority of the fiscal year because it had met its funding requirements for that time. Net cash used in financing activities in fiscal 2014 of $9.6 million included $10.8 million of dividend payments, partially offset by proceeds from exercises of stock options.

  Future sources of liquidity

        The Company's sources of liquidity for fiscal 2015 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility. At September 30, 2014, the Company had cash of $45.9 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company's borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves that could limit the Company's borrowing to approximately $105.0 million. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2014, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of

0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2014, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company's to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

  Future uses of liquidity

        The Company's primary uses of cash over the next twelve months are expected to consist of expenditures related to:

  •
  Funding operations;

  •
  Capital spending (detailed below);

  •
  Acquisition of the LaPorte operations of Leveltek Processing, LLC; and

  •
  Dividends to stockholders.

        Capital investment in fiscal 2014 was $39.7 million and the plan for capital spending in fiscal 2015 is $22.0 million. See "Summary of Capital Spending" in this Annual Report on Form 10-K for additional discussion of actual and planned capital spending.

        In the fourth quarter of fiscal 2014, the Company entered into a definitive agreement to purchase those assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana. The acquisition is expected to close in the second quarter of fiscal 2015.

  Contractual Obligations

        The following table sets forth the Company's contractual obligations for the periods indicated, as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Credit facility fees(1)	$607	$340	$267	$—	$—
Operating lease obligations	7,759	2,812	3,372	1,551	24
Capital lease obligations	160	25	66	66	3
Raw material contracts (primarily nickel)	46,507	41,745	4,762	—	—
Capital projects and other commitments	42,058	31,257	1,068	1,084	8,649
Pension plan(2)	67,752	5,741	16,739	12,706	32,566
Non-qualified pension plans	813	95	190	190	338
Other postretirement benefits(3)	49,011	4,477	9,534	10,000	25,000
Environmental post-closure monitoring	1,057	79	169	163	646

Total	$215,724	$86,571	$36,167	$25,760	$67,226

(1)
As of September 30, 2014, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)
The Company has a funding obligation to contribute $67,752 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

(3)
Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation or Deflation

        While neither inflation nor deflation has had, nor does the Company expect them to have, a material impact on operating results, there can be no assurance that the Company's business will not be affected by inflation or deflation in the future. Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product. Raw material comprises the most significant portion of the product costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company's products, all have experienced significant fluctuations in price. In the future, the Company may not be able to successfully offset rapid increases in the price of nickel or other raw materials. In the event of raw material price declines, the Company's customers may delay order placement, resulting in lower volumes. In the event that raw material price increases occur that the Company is unable to pass on to its customers, its cash flows or results of operations could be materially adversely affected.

Critical Accounting Policies and Estimates

  Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairments, retirement benefits, matters related to product liability and other lawsuits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and, in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances. The results of this process form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

        The selection of the Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption of 7.50% is reasonable, and is unchanged from last year's assumption. The return on assets is based on fair value of the plan assets and their investment allocation at the beginning of the fiscal year. The Company also realizes that historical performance is no guarantee of future performance.

        In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $477,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. Gains and losses are generally amortized over a 7-year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $170,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

        Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $8.8 million higher liability for the U.S. pension plan and $4.3 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 7.7 and 9.0 years, respectively.

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

  Impairment of Long-lived Assets and Other Intangible Assets

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews for impairment annually or more frequently if events or circumstances indicated that the carrying amount may be impaired on trademark and patent intangible assets.

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

        Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting date or if the performance goal is not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of raw material, particularly nickel.

        Changes in interest rates affect the Company's interest expense on variable rate debt. All of the Company's revolver availability is at a variable rate at September 30, 2013 and 2014. The Company's outstanding variable rate debt was zero at September 30, 2013 and 2014. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

        The foreign currency exchange risk exists primarily because the Company's foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. The foreign subsidiaries manage their own foreign currency exchange risk. The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any exposure aggregating more than $500,000 requires approval from the Company's Vice President of Finance. The Company is not currently party to any currency contracts.

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

Item 8.    Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2014 and 2013 and for the years ended September 30, 2014, September 30, 2013 and September 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haynes International, Inc.
Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. We also have audited the Company's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2014 and

2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
November 20, 2014

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2013	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$68,326	$45,871
Accounts receivable, less allowance for doubtful accounts of $1,199 and $861 respectively	82,562	72,439
Inventories	232,157	254,027
Income taxes receivable	4,433	3,235
Deferred income taxes	6,018	6,297
Other current assets	2,408	2,964

Total current assets	395,904	384,833
Property, plant and equipment, net	152,764	174,083
Deferred income taxes—long term portion	41,301	44,639
Prepayments and deferred charges	2,282	2,031
Other intangible assets, net	5,601	5,185

Total assets	$597,852	$610,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,600	$41,957
Accrued expenses	13,676	13,213
Revolving credit facility	—	—
Accrued pension and postretirement benefits	4,918	4,572
Deferred revenue—current portion	2,500	2,500

Total current liabilities	48,694	62,242
Long-term obligations (less current portion)	767	745
Deferred revenue (less current portion)	30,329	27,829
Accrued pension benefits	68,310	72,315
Accrued postretirement benefits	93,949	100,910

Total liabilities	242,049	264,041
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,342,585 and 12,434,748 shares issued and 12,332,592 and 12,418,471 outstanding at September 30, 2013 and September 30, 2014, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	238,941	242,387
Accumulated earnings	174,154	166,999
Treasury stock, 9,993 shares at September 30, 2013 and 16,277 shares at September 30, 2014	(505)	(840)
Accumulated other comprehensive loss	(56,799)	(61,828)

Total stockholders' equity	355,803	346,730

Total liabilities and stockholders' equity	$597,852	$610,771

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended September 30, 2012	Year Ended September 30, 2013	Year Ended September 30, 2014
Net revenues	$579,561	$482,746	$455,410
Cost of sales	458,721	409,120	408,112

Gross profit	120,840	73,626	47,298
Selling, general and administrative expense	40,661	38,165	38,693
Research and technical expense	3,285	3,505	3,556

Operating income	76,894	31,956	5,049
Interest income	(188)	(114)	(139)
Interest expense	87	72	68

Income before income taxes	76,995	31,998	5,120
Provision for income taxes	26,813	10,421	1,369

Net income	$50,182	$21,577	$3,751

Net income per share:
Basic	$4.09	$1.75	$0.30
Diluted	$4.07	$1.74	$0.30
Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended September 30, 2012	Year Ended September 30, 2013	Year Ended September 30, 2014
Net income	$50,182	$21,577	$3,751
Other comprehensive income (loss), net of tax:
Pension and postretirement	(16,741)	41,280	(4,038)
Foreign currency translation adjustment	698	1,012	(991)

Other comprehensive income (loss)	(16,043)	42,292	(5,029)

Comprehensive income (loss)	$34,139	$63,869	$(1,278)

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Par
Balance September 30, 2011	12,204,179	$12	$231,842	$124,047	$—	$(83,048)	$272,853

Net income				50,182			50,182
Dividends paid ($0.88 per share)				(10,803)			(10,803)
Other comprehensive loss						(16,043)	(16,043)
Exercise of stock options	77,611		2,782				2,782
Tax impact of dividends on restricted stock			48				48
Issue restricted stock (less forfeitures)	6,000
Stock compensation			2,079				2,079

Balance September 30, 2012	12,287,790	$12	$236,751	$163,426	$—	$(99,091)	$301,098

Net income				21,577			21,577
Dividends paid ($0.88 per share)				(10,849)			(10,849)
Other comprehensive income						42,292	42,292
Exercise of stock options	30,545		1,092				1,092
Tax impact of forfeited vested options			(185)				(185)
Tax impact of dividends on restricted stock			29				29
Issue restricted stock (less forfeitures)	24,250						—
Purchase of treasury stock	(9,993)				(505)		(505)
Stock compensation			1,254				1,254

Balance September 30, 2013	12,332,592	$12	$238,941	$174,154	$(505)	$(56,799)	$355,803

Net income				3,751			3,751
Dividends paid ($0.88 per share)				(10,906)			(10,906)
Other comprehensive income						(5,029)	(5,029)
Exercise of stock options	54,913		1,519				1,519
Tax impact of vesting and dividends on restricted stock			158				158
Issue restricted stock (less forfeitures)	37,250						—
Purchase of treasury stock	(6,284)				(335)		(335)
Stock compensation			1,769				1,769

Balance September 30, 2014	12,418,471	$12	$242,387	$166,999	$(840)	$(61,828)	$346,730

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2012	Year Ended September 30, 2013	Year Ended September 30, 2014
Cash flows from operating activities:
Net income	$50,182	$21,577	$3,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,520	13,744	15,861
Amortization	423	416	416
Pension and post-retirement expense—U.S. and U.K.	15,590	16,173	10,293
Change in long-term obligations	(245)	(153)	(22)
Stock compensation expense	2,079	1,254	1,769
Excess tax benefit from option exercises	(1,147)	(494)	(614)
Deferred revenue	(2,500)	(2,500)	(2,500)
Deferred income taxes	5,658	6,171	(1,954)
Loss on disposition of property	203	418	500
Change in assets and liabilities:
Accounts receivable	(12,700)	18,630	9,893
Inventories	(12,326)	31,507	(22,275)
Other assets	1,309	(1,324)	(336)
Accounts payable and accrued expenses	(17,242)	(12,165)	15,722
Income taxes	(5)	341	2,522
Accrued pension and postretirement benefits	(21,018)	(20,191)	(6,080)

Net cash provided by operating activities	20,781	73,404	26,946

Cash flows from investing activities:
Additions to property, plant and equipment	(25,937)	(41,550)	(39,694)

Net cash used in investing activities	(25,937)	(41,550)	(39,694)

Cash flows from financing activities:
Dividends paid	(10,803)	(10,849)	(10,906)
Proceeds from exercise of stock options	1,635	598	1,063
Payment for purchase of treasury stock	—	(505)	(335)
Excess tax benefit from option exercises	1,147	494	614
Payments on long-term obligations	(123)	(100)	—

Net cash used in financing activities	(8,144)	(10,362)	(9,564)

Effect of exchange rates on cash	(22)	94	(143)

Increase (decrease) in cash and cash equivalents:	(13,322)	21,586	(22,455)
Cash and cash equivalents:
Beginning of period	60,062	46,740	68,326

End of period	$46,740	$68,326	$45,871

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$22	$7	$3

Income taxes paid, net	$21,341	$3,578	$811

Capital expenditures incurred but not yet paid	$2,360	$2,890	$1,293

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

        As the trademarks have an indefinite life, the Company tests them for impairment at least annually as of August 31 (the annual impairment testing date). If the carrying value exceeds the fair value (determined by calculating a fair value based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. No impairment was recognized in the years ended September 30, 2013 or 2014 because the fair value exceeded the carrying values. The Company has a non-compete agreement with a remaining life of eight months.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

        Amortization of the patents, non-competes and other intangibles was $423, $416 and $416 for the years ended September 30, 2012, 2013 and 2014, respectively. The following represents a summary of intangible assets at September 30, 2013 and 2014:

September 30, 2013	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,533)	$1,497
Trademarks	3,800	—	3,800
Non-compete	500	(381)	119
Other	330	(145)	185

	$8,660	$(3,059)	$5,601

September 30, 2014	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,813)	$1,217
Trademarks	3,800	—	3,800
Non-compete	500	(452)	48
Other	330	(210)	120

	$8,660	$(3,475)	$5,185

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2015	392
2016	333
2017	279
2018	279
2019	102
Thereafter	—

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

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There was no triggering event during the years ended September 30, 2013 or 2014 and thus no impairment was recognized.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

K.    Research and Technical Costs

        Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2012, 2013 and 2014 were $3,285, $3,505 and $3,556, respectively.

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

N.    Financial Instruments and Concentrations of Risk

        The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2013 and 2014, the Company had no foreign currency exchange contracts outstanding.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2014, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

        During 2012, 2013 and 2014, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management's expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

        Basic and diluted net income per share were computed as follows:

	Years Ended September 30,
(in thousands, except share and per share data)	2012	2013	2014
Numerator: Basic and Diluted
Net income	$50,182	$21,577	$3,751
Dividends paid	(10,803)	(10,849)	(10,906)

Undistributed income (loss)	39,379	10,728	(7,155)
Percentage allocated to common shares(a)	99.1%	99.1%	99.2%
Undistributed income (loss) allocated to common shares	39,025	10,637	(7,098)
Dividends paid on common shares outstanding	10,705	10,754	10,819

Net income available to common shares	49,730	21,391	3,721
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,147,179	12,223,838	12,291,881
Adjustment for dilutive potential common shares	68,852	41,792	29,819

Weighted average shares outstanding—Diluted	12,216,031	12,265,630	12,321,700
Per common share net income (loss)
Basic	$4.09	$1.75	$0.30
Diluted	$4.07	$1.74	$0.30
Number of stock option shares excluded as their effect would be anti-dilutive	98,630	170,623	180,435
Number of restrictive stock option shares as their effect would be anti-dilutive	111,000	106,575	98,463

(a) Percentage allocated to common shares—weighted average
Common shares outstanding	12,147,179	12,223,838	12,291,881
Unvested participating shares	111,000	106,575	98,463

	12,258,179	12,330,413	12,390,344

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 2    Summary of Significant Accounting Policies (Continued)

Q.    Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect, if any, on its financial statements.

        In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period. This update is intended to resolve the diverse accounting treatment of those awards in practice. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 310-40). The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its financial statements.

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

Note 3    Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The following is a summary of the major classes of inventories:

	September 30,
	2013	2014
Raw materials	$25,647	$25,050
Work-in-process	108,708	144,285
Finished goods	97,150	83,674
Other	652	1,018

	$232,157	$254,027

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 4    Property, Plant and Equipment

        The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2013	2014
Land and land improvements	$6,856	$6,785
Buildings	19,034	24,750
Machinery and equipment	179,407	213,834
Construction in process	31,472	27,635

	236,769	273,004
Less accumulated depreciation	(84,005)	(98,921)

	$152,764	$174,083

        The Company has $432 of assets under a capital lease for equipment related to the service center operation in Shanghai, China.

Note 5    Accrued Expenses

        The following is a summary of the major classes of accrued expenses:

	September 30,
	2013	2014
Employee compensation	$6,415	$6,750
Taxes, other than income taxes	3,005	2,631
Other	4,256	3,832

	$13,676	$13,213

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes

        The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2012	2013	2014
Income (loss) before income taxes:
U.S.	$67,968	$23,555	$(360)
Foreign	9,027	8,443	5,480

Total	$76,995	$31,998	$5,120

Provision for income taxes:
Current:
U.S. Federal	$15,836	$2,125	$427
Foreign	1,712	1,419	1,012
State	2,079	85	541

Total	$19,627	$3,629	$1,980

Deferred:
U.S. Federal	6,314	5,907	(983)
Foreign	585	623	302
State	601	262	70
Valuation allowance	(314)	—	—

Total	$7,186	$6,792	$(611)

Total provision for income taxes	$26,813	$10,421	$1,369

        The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2012	2013	2014
Statutory federal tax rate	35%	35%	35%
Tax provision for income taxes at the statutory rate	$26,949	$11,199	$1,792
Foreign tax rate differentials	(864)	(913)	(605)
Provision for state taxes, net of federal taxes	1,578	473	230
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	335	354	173
Manufacturer's deduction	(1,715)	(217)	—
Tax credits	—	(78)	(91)
State tax rate reduction impact on deferred tax asset	89	(182)	157
Change in Valuation Allowance	(314)	—	—
Other, net	755	(215)	(287)

Provision for income taxes at effective tax rate	$26,813	$10,421	$1,369

Effective tax rate	34.8%	32.6%	26.7%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

        During fiscal 2012, the Company's effective tax rate was lower than the statutory rate, primarily due to increased proportion of profitability in foreign jurisdictions and the increased Manufacturer's deduction (due to increased U.S. profitability).

        During fiscal 2013, the Company's effective tax rate was lower than the statutory rate, primarily due to increased proportion of profitability in foreign jurisdictions and the reversal of certain tax reserves no longer required.

        During fiscal 2014, the Company's effective tax rate was lower than the statutory rate, primarily due to a higher proportion of income in lower tax jurisdictions. The Company generated a taxable loss in the United States, which will be carried back to earlier years.

        Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2013	2014
Deferred tax assets:
Pension and postretirement benefits	$58,148	$63,124
TIMET Agreement	12,167	11,200
Inventories	2,095	2,662
Accrued compensation and benefits	3,076	1,606
Accrued expenses and other	527	2,093
Tax attributes	946	1,385

Total deferred tax assets	$76,959	$82,070

Deferred tax liabilities:
Property, plant and equipment, net	$(26,931)	$(29,789)
Intangible and other	(2,709)	(1,345)

Total deferred tax liabilities	$(29,640)	$(31,134)
Net deferred tax assets (liabilities)	$47,319	$50,936

Current deferred tax assets	$6,018	$6,297

Long-term deferred tax asset	$41,301	$44,639

        As of September 30, 2014, the Company has state tax net operating loss of approximately $5,013, tax credits of $606 and foreign net operating loss carryforwards of $1,259. As of September 30, 2013, the Company had state tax net operating loss carryforwards of approximately $2,106, tax credit of $0 and foreign net operating loss carryforwards of $1,602. Some tax attributes expire beginning in 2024 and others have no expiration. The Company has not recorded a valuation allowance because management believes that it is more likely than not that net operating loss carryforwards will be realized prior to their expiration.

        Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $55,816 at September 30, 2014. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 6    Income Taxes (Continued)

U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	October 1, 2010 To September 30, 2012	October 1, 2011 To September 30, 2013	October 1, 2013 To September 30, 2014
Balance at beginning of period	$264	$264	$—
Gross Increases—current period tax positions	—	—	—
Gross Decreases—current period tax positions	—	—	—
Gross Increases—tax positions in prior periods	—	—	—
Gross Decreases—tax positions in prior periods	—	—	—
Gross Decreases—settlements with taxing authorities	—	—	—
Gross Decreases—lapse of statute of limitations	—	(264)	—

Balance at end of period	$264	$—	$—

        During fiscal year 2013, the Company recognized the tax benefits previously unrecognized due to the statute of limitations. This tax benefit was recorded in income tax expense and affected the income statement by $236. During fiscal 2013, the Company recognized a reversal of accrued interest expense related to the unrecognized tax benefits totaling $75.

        As of September 30, 2014, the Company is open to examination in the U.S. federal income tax jurisdiction for the 2011 through 2014 tax years and in various foreign jurisdictions from 2009 through 2014. The Company is also open to examination in various states in the U.S., none of which were individually material.

Note 7    Debt

  U.S. revolving credit facility

        The Company and Wells Fargo Capital Finance, LLC ("Wells Fargo"), entered into a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement") with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves that could limit the Company's borrowing to approximately $105.0 million. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest at the Company's option at either Wells Fargo's "prime rate", plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum. As of September 30, 2014, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly in arrears a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 7    Debt (Continued)

the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2014, the most recent required measurement date under the Amended Agreement, management believes that the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company's obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company's direct foreign subsidiaries.

        The Company's U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 2,000 pounds sterling ($3,243), all of which was available on September 30, 2014. The Company's French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 1,200 Euro ($1,510), all of which was available on September 30, 2014. The Company's Swiss subsidiary (Haynes International AG) had an overdraft banking facility of 500 Swiss Francs ($524), all of which was available on September 30, 2014.

Note 8    Pension Plan and Retirement Benefits

Defined Contribution Plans

        The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee's contribution to the plan up to a maximum contribution of 3% of the employee's salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee's contribution to the plan up to a maximum contribution of 6% of the employee's salary for these groups. Expenses associated with this plan for the years ended September 30, 2012, 2013 and 2014 totaled $1,374, $1,416 and $1,436, respectively.

        The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2012, 2013 and 2014.

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

        The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2012, 2013 and 2014 was $110, $12 and $84, respectively. Accrued liabilities in the amount of $825 and $813 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2013 and 2014, respectively.

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company. During March 2006, the Company communicated to employees and plan participants a negative plan amendment that caps the Company's liability related to total retiree health care costs at $5,000 annually effective January 1, 2007. An updated actuarial valuation was performed at March 31, 2006, which reduced the accumulated postretirement benefit liability due to this plan amendment by $46,313 that was amortized as a reduction to expense over an eight year period. This amortization period began in April 2006 thus reducing the amount of expense recognized for the second half of fiscal 2006 and the respective future periods and, as of September 30, 2014 is fully amortized.

        The Company made contributions of $15,000 and $1,250 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2013 and 2014, respectively. The Company's U.K. subsidiary made contributions of $970 and $975 for the years ended September 30, 2013 and 2014, respectively, to the U.K. pension plan.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans are summarized below:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits

	Year Ended September 30,		Year Ended September 30,

	2013	2014	2013	2014

Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$303,445	$273,693	$114,209	$98,772
Service cost	4,881	3,971	387	267
Interest cost	10,839	11,989	4,330	4,578
Actuarial losses (gains)	(32,627)	12,143	(16,018)	5,614
Benefits paid	(12,845)	(13,237)	(4,136)	(3,844)

Projected benefit obligation at end of year	$273,693	$288,559	$98,772	$105,387

Change in Plan Assets:
Fair value of plan assets at beginning of year	$182,011	$206,113	$—	$—
Actual return on assets	20,977	21,861	—	—
Employer contributions	15,970	2,225	4,136	3,844
Benefits paid	(12,845)	(13,237)	(4,136)	(3,844)

Fair value of plan assets at end of year	$206,113	$216,962	$—	$—

Funded Status of Plan:
Unfunded status	$(67,580)	$(71,597)	$(98,772)	$(105,387)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits		Non-Qualified Pension Plans		All Plans Combined
	September 30,		September 30,		September 30,		September 30,
	2013	2014	2013	2014	2013	2014	2013	2014
Accrued pension and postretirement benefits:
Current	$—	$—	$(4,823)	$(4,477)	$(95)	$(95)	$(4,918)	$(4,572)
Non-current	(67,580)	(71,597)	(93,949)	(100,910)	(730)	(718)	(162,259)	(173,225)

Accrued pension and postretirement benefits	$(67,580)	$(71,597)	$(98,772)	$(105,387)	$(825)	$(813)	$(167,177)	$(177,797)
Accumulated other comprehensive loss:
Net loss	63,939	64,641	28,897	32,514	—	—	92,836	97,155
Prior service cost	5,444	4,636	(2,895)	—	—	—	2,549	4,636

Total accumulated other comprehensive loss	$69,383	$69,277	$26,002	$32,514	$—	$—	$95,385	$101,791
Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$4,612	$4,645	$1,996	$2,434	$—	$—	$6,608	$7,079
Amortization of prior service cost	808	808	(2,895)	—	—	—	(2,087)	808

	$5,420	$5,453	$(899)	$2,434	$—	$—	$4,521	$7,887

        The accumulated benefit obligation for the pension plans was $257,284 and $276,009 at September 30, 2013 and 2014, respectively.

        The cost of the Company's postretirement benefits are accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company's policy is to fund the cost of claims on an annual basis.

        The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2012	2013	2014
Service cost	$4,001	$4,881	$3,971
Interest cost	11,623	10,839	11,989
Expected return on assets	(11,755)	(13,189)	(15,033)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	9,031	10,189	4,612

Net periodic cost	$13,708	$13,528	$6,347

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

	Postretirement Health Care Benefits
	Year Ended September 30,
	2012	2013	2014
Service cost	$291	$387	$267
Interest cost	4,581	4,330	4,578
Amortization of unrecognized prior service cost	(5,789)	(5,789)	(2,895)
Recognized actuarial loss	2,799	3,717	1,996

Net periodic cost	$1,882	$2,645	$3,946

Assumptions

        A 5.5% (6.0%-2013) annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0% (5.0%-2013) annual rate of increase for ages over 65 were assumed for 2014, gradually decreasing for the over 65 age group to 5.0% and remaining at 5.0% for the under 65 age group by the year 2016. A one percentage point change in assumed health care cost trend rates would have the following effects in 2014:

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

        The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2013 and 2014 were determined based on the following assumptions:

	September 30, 2013	September 30, 2014
Discount rate (postretirement health care)	4.750%	4.250%
Discount rate (U.S. pension plan)	4.500%	4.000%
Discount rate (U.K. pension plan)	4.300%	3.900%
Rate of compensation increase (U.S. pension plan only)	3.500%	3.500%

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

        The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit Pension and Postretirement Health Care Plans
	Year Ended September 30,
	2012	2013	2014
Discount rate (postretirement health care plan)	4.625%	3.875%	4.750%
Discount rate (U.S. pension plan)	4.500%	3.625%	4.500%
Discount rate (U.K. pension plan)	5.200%	4.100%	4.300%
Expected return on plan assets (U.S. pension plan)	8.000%	7.500%	7.500%
Expected return on plan assets (U.K. pension plan)	5.900%	4.200%	4.800%
Rate of compensation increase (U.S. pension plan only)	3.500%	3.500%	3.500%

Plan Assets and Investment Strategy

        Our pension plan assets by level within the fair value hierarchy at September 30, 2013 and 2014, are presented in the table below. Our pension plan assets were accounted for at fair value. For more information on a description of the fair value hierarchy, see Note 16.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 8    Pension Plan and Retirement Benefits (Continued)

	September 30, 2014
	Level 1 Active Markets for Identical Assets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$41,968	$—	$—	$41,968
Common /collective funds
Bonds	—	79,231	—	79,231
Short-term money market	—	—	—	—
U.S. common stock	—	67,733	—	67,733
International equity	—	8,398	—	8,398

Total U.S.	$41,968	$155,362	$—	$197,330
U.K. Plan Assets:
Equities	$—	$8,329	$—	$8,329
Bonds	—	9,021	—	9,021
Other	—	2,282	—	2,282

Total U.K.	$—	$19,632	$—	$19,632

Total pension plan assets	$41,968	$174,994	$—	$216,962

        The primary financial objectives of the Plans are to minimize cash contributions over the long term and preserve capital while maintaining a high degree of liquidity. A secondary financial objective is, where possible, to avoid significant downside risk in the short run. The objective is based on a long-term investment horizon so that interim fluctuations should be viewed with appropriate perspective.

        The selection of the U.S. Plan's assumption for the expected long-term rate of return on plan assets is based upon the Plan's target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class's expected return, the Plan's return on assets assumption is 7.50%, and it remains unchanged from last year's assumption. The Company also realizes that historical performance is no guarantee of future performance.

        In determining the expected rate of return on plan assets, the Company takes into account the Plan's allocation at September 30, 2014 of 60% equities, 40% fixed income and 0% other. The Company assumes an approximately 3.00% to 4.00% equity risk premium above the broad bond market yields of 5.00% to 7.00%. Note that over very long historical periods the realized risk premium has been higher. The Company believes that its assumption of a 7.5% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

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

Contributions and Benefit Payments

        The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans, and the U.K. pension plan in fiscal 2015.

        Pension and postretirement health care benefits (which include expected future service) are expected to be paid out of the respective plans as follows:

Fiscal Year Ending September 30	Pension	Postretirement Health Care
2015	$14,063	$4,477
2016	14,309	4,674
2017	14,696	4,860
2018	14,973	5,000
2019	15,339	5,000
2020-2024 (in total)	85,683	25,000

Note 9    Commitments

        The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,347, $3,693 and $3,518 for the years ended September 30, 2012, 2013 and 2014, respectively. Rent expense does not include income from sub-lease rentals totaling $145, $129 and $147 for the years ended September 30, 2012, 2013 and

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 9    Commitments (Continued)

2014, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2014, are as follows:

Operating
2015	$2,812
2016	1,907
2017	1,464
2018	948
2019	603
2020 and thereafter	25

$7,759

        Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $35 due in the future.

Note 10    Legal, Environmental and Other Contingencies

        The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, employment and federal and/or state Equal Employment Opportunity Commission (EEOC) administrative actions. Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or cash flows.

        The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

        The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI and which was renewed in 2012, be conducted in order to further evaluate one additional area of concern and one additional solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 10    Legal, Environmental and Other Contingencies (Continued)

on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

        As of September 30, 2014, the Company has accrued $823 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

        Long-term obligations consist of the following (in thousands):

	September 30,
	2013	2014
Environmental post-closure monitoring and maintenance activities	$846	$823
Less amounts due within one year	(79)	(78)

	$767	$745

        Expected maturities of long-term obligations (discounted) are as follows at September 30, 2014:

Year Ending
2015	$—
2016	85
2017	73
2018	76
2019	57
2020 and thereafter	454

$745

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

        Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting date or if any applicable performance goal is not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goal will be achieved. The fair value of the Company's restricted stock is determined based upon the closing price of the Company's common stock on the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

        On November 26, 2013 and December 2, 2013, the Company granted 34,700 and 3,000 shares, respectively, of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee of the Company and (b) the Company has met a three-year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the third anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $52.78 and $54.22 per share, respectively, the closing price of the Company's common stock on the trading day immediately preceding the day of the applicable grant.

        The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2014:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2013	96,750	$47.74
Granted	37,700	$52.89
Forfeited / Canceled	(450)	$56.68
Vested	(36,850)	$41.77

Unvested at September 30, 2014	97,150	$51.96

Expected to vest	65,550	$51.99

        Compensation expense related to restricted stock for the years ended September 30, 2012, 2013 and 2014 was $1,518 $832 and $1,295, respectively. The remaining unrecognized compensation expense at September 30, 2014 was $1,627, to be recognized over a weighted average period of 0.95 years. During fiscal 2014, the Company repurchased 6,284 shares of stock from employees at an average purchase price of $53.38 to satisfy required employee-owed taxes on stock—based compensation.

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

        On November 26, 2013, the Company granted 45,250 options at an exercise price of $52.78, the fair market value of the Company's common stock the day of the grant. During fiscal 2014, 54,913 options were exercised.

        The stock-based employee compensation expense for stock options for the years ended September 30, 2012, 2013 and 2014 was $561, $424 and $474, respectively. The remaining unrecognized compensation expense at September 30, 2014 was $615, to be recognized over a weighted average vesting period of 1.27 years.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 11    Stock-based Compensation (Continued)

        The following table summarizes the activity under the stock option plans for the year ended September 30, 2014:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2013	291,664		$45.36
Granted	45,250		$52.78
Exercised	(54,913)		$19.36
Canceled	—		—

Outstanding at September 30, 2014	282,001	$752	$51.61	5.39 yrs.

Vested or expected to vest	269,026	$735	$51.73	5.26 yrs.
Exercisable at September 30, 2014	205,252	$752	$51.66	4.16 yrs.

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
March 31, 2006	31.00	1.50	10,000	10,000
March 30, 2007	72.93	2.50	47,500	47,500
March 31, 2008	54.00	3.50	58,000	58,000
October 1, 2008	46.83	4.00	20,000	20,000
March 31, 2009	17.82	4.50	12,084	12,084
January 8, 2010	34.00	5.25	12,400	12,400
November 24, 2010	40.26	6.17	19,667	19,667
November 25, 2011	55.88	7.17	19,700	13,135
November 20, 2012	47.96	8.17	35,600	11,866
December 10, 2012	48.39	8.17	1,800	600
November 26, 2013	52.78	9.17	45,250	—

			282,001	205,252

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 12    Quarterly Data (unaudited)

        The unaudited quarterly results of operations of the Company for years ended September 30, 2013 and 2014 are as follows:

	2013
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$114,300	$129,201	$123,587	$115,658
Gross profit	18,774	20,084	18,605	16,163
Net income	5,835	6,436	5,297	4,009
Net income per share:
Basic	$0.47	$0.52	$0.43	$0.33
Diluted	$0.47	$0.52	$0.43	$0.32

	2014
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$93,700	$115,350	$126,293	$120,067
Gross profit	5,250	9,064	14,061	18,923
Net income (loss)	(3,492)	(1,223)	2,096	6,370
Net income (loss) per share:
Basic	$(0.29)	$(0.10)	$0.17	$0.51
Diluted	$(0.29)	$(0.10)	$0.17	$0.51

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 13    Segment Reporting (Continued)

Revenues from external customers are attributed to the geographic areas presented based on the destination of product shipments.

	Year Ended September 30,
	2012	2013	2014
Net Revenue by Geography:
United States	$346,750	$268,054	$261,631
Europe	121,781	110,389	101,824
China	48,183	39,475	36,596
Other	62,847	64,828	55,359

Net Revenues	$579,561	$482,746	$455,410

Net Revenue by Product Group:
High-temperature resistant alloys	$423,080	$357,232	$341,557
Corrosive-resistant alloys	156,481	125,514	113,853

Net revenues	$579,561	$482,746	$455,410

	September 30,
	2013	2014
Long-lived Assets by Geography:
United States	$146,940	$166,542
Europe	5,221	7,021
China	603	520

Total long-lived assets	$152,764	$174,083

Note 14    Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charges (credits) to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivables:
September 30, 2014	1,199	8	(346)	861
September 30, 2013	1,249	(34)	(16)	1,199
September 30, 2012	1,129	235	(115)	1,249

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

agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25.0 million and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 16    Fair Value Measurements (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2014:

	September 30, 2013 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$68,326	$—	$—	$68,326
Pension plan assets	38,575	167,538	—	206,113

Total fair value	$106,901	$167,538	$—	$274,439

	September 30, 2014 Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and money market funds	$45,871	$—	$—	$45,871
Pension plan assets	41,968	174,994	—	216,962

Total fair value	$87,839	$174,994	$—	$262,833

        The Company has no Level 3 assets as of September 30, 2013 or 2014.

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

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 17.    Comprehensive Income (Loss) and Changes in Accumulated Other Comprehensive Income (Loss) by Component (Continued)

Comprehensive Income (Loss)

	Year Ended September 30,

	2012			2013			2014

	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$50,182			$21,577			$3,751
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$(19,688)	$7,399	(12,289)	$74,282	$(27,201)	47,081	$(1,886)	$698	(1,188)
Less: amortization of prior service cost	4,981	(1,743)	3,238	4,981	(1,743)	3,238	2,087	(773)	1,314
Less: amortization of gain (loss)	(11,830)	4,140	(7,690)	(13,906)	4,867	(9,039)	(6,608)	2,444	(4,164)
Foreign currency translation adjustment	698	—	698	1,012	—	1,012	(991)	—	(991)

Other comprehensive income (loss)	$(25,839)	$9,796	(16,043)	$66,369	$(24,077)	42,292	$(7,398)	$2,369	(5,029)

Total comprehensive income (loss)			$34,139			$63,869			$(1,278)

Accumulated Other Comprehensive Income (Loss)

	Twelve Months Ended September 30, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2012	$(75,263)	$(24,779)	$951	$(99,091)

Other comprehensive income (loss) before classifications	25,317	10,162	1,012	36,491
Amounts reclassified from accumulated other comprehensive income (loss)	7,148	(1,347)	—	5,801

Net current-period other comprehensive income (loss)	32,465	8,815	1,012	42,292

Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data and otherwise noted)

Note 17.    Comprehensive Income (Loss) and Changes in Accumulated Other Comprehensive Income (Loss) by Component (Continued)

	Twelve Months Ended September 30, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)

Other comprehensive income (loss) before classifications	(3,418)	(3,470)	(991)	(7,879)
Amounts reclassified from accumulated other comprehensive income (loss)	3,416	(566)	—	2,850

Net current-period other comprehensive income (loss)	(2)	(4,036)	(991)	(5,029)

Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)

        Reclassifications out of Accumulated Other Comprehensive Income

	Twelve Months Ended September 30, 2013			Twelve Months Ended September 30, 2014
	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs(a)	$(808)	$5,789	$4,981	$(808)	$2,895	$2,087
Actuarial (losses)(a)	(10,189)	(3,717)	(13,906)	(4,613)	(1,996)	(6,609)

Total before tax	(10,997)	2,072	(8,925)	(5,421)	899	(4,522)
Tax (expense) or benefit	3,849	(725)	3,124	2,005	(333)	1,672

Total reclassification for the period	$(7,148)	$1,347	$(5,801)	$(3,416)	$566	$(2,850)

(a)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

        During the year ended September 30, 2013, the Company began a phased implementation of a new global enterprise resource planning system to be used as its accounting system. As of September 30, 2014, legal entities representing approximately 20% of the Company's revenues had been fully deployed on the new system, along with general ledger, accounts payable and purchasing modules in all of the other financially significant entities. The deployment of the system for remaining modules is expected to be completed in multiple phases through fiscal year 2015. The transition to the new information system includes a significant effort in the testing of the system prior to deployment, training of associates who will be using the system and updating of the Company's internal control process and procedures that will be impacted by the deployment. During each phase of the deployment, the Company will test the results from the system and perform an appropriate level of monitoring of the system's results. As a result of the deployment of the system, management has updated and continues to update the systems of internal control over the impacted areas. In the most recent quarter, the fourth quarter of fiscal 2014, no changes were made in internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (1992). Based on the Company's assessment, management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting is effective based on those criteria.

        The internal controls over financial reporting that were assessed for fiscal year 2014 were:

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

        The Company's effectiveness of internal control over financial reporting as of September 30, 2014 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Mark M. Comerford President & Chief Executive Officer November 20, 2014	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 20, 2014

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information included under the caption "Business—Executive Officers of the Company" in this Annual Report on Form 10-K, and under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Code of Ethics", "Corporate Governance—Corporate Governance Committee and Director Nominations", "Corporate Governance—Board Committee Structure", "Corporate Governance—Family Relationships" and "Corporate Governance—Independence of the Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on March 2, 2015 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information included under the captions "Executive Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance—Director Compensation Program" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on March 2, 2015 is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on March 2, 2015 and "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" in this Annual Report on Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company's stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

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

        There are no transactions since the beginning of fiscal 2014, or any currently proposed transaction in which the Company is or was a participant in which any "related person", within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest. The information contained under the caption "Corporate Governance—Independence of Board of Directors and Committee Members" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on March 2, 2015 is incorporated herein by reference in response to this item.

Item 14.    Principal Accountant Fees and Services

        The information included under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement to be issued in connection with the meeting of the Company's stockholders on March 2, 2015 is incorporated herein by reference in response to this item.

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

HAYNES INTERNATIONAL, INC.
By:	/s/ MARK M. COMERFORD Mark M. Comerford President and Chief Executive Officer Date: November 20, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK M. COMERFORD Mark M. Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 20, 2014
/s/ DANIEL W. MAUDLIN Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 20, 2014
/s/ DAVID S. VAN BIBBER David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 20, 2014
/s/ JOHN C. COREY John C. Corey	Chairman of the Board, Director	November 20, 2014
/s/ DONALD C. CAMPION Donald C. Campion	Director	November 20, 2014
/s/ ROBERT H. GETZ Robert H. Getz	Director	November 20, 2014
/s/ TIMOTHY J. MCCARTHY Timothy J. McCarthy	Director	November 20, 2014

Signature	Title	Date

/s/ MICHAEL L. SHOR Michael L. Shor	Director	November 20, 2014
/s/ WILLIAM P. WALL William P. Wall	Director	November 20, 2014

 INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011).
10.2	Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to Haynes International, Inc. Current Report on Form 8-K filed July 20, 2011).
10.3	Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.4	Conversion Services Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
10.5	Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.6	Haynes International, Inc. 2007 Stock Option Plan as adopted by the Board of Directors on January 18, 2007 (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.7	Form of Non-Qualified Stock Option Agreement to be used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.8	Second Amended and Restated Haynes International, Inc. Stock Option Plan as adopted by the Board of Directors on January 22, 2007 (incorporated by reference to Exhibit 10.27 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

Exhibit Number	Description
10.9	Form of Non-Qualified Stock Option Agreements between Haynes International, Inc. and certain of its executive officers and directors named in the schedule to the Exhibit pursuant to the Haynes International, Inc. Second Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
10.10	Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford dated September 8, 2008 (incorporated by reference to Exhibit 10.21 to Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
10.11	Non-Qualified Stock Option Agreement by and between Haynes International, Inc. and Mark Comerford, dated October 1, 2008 (incorporated by reference to Exhibit 10.2 to Haynes International, Inc. Form 8-K filed October 7, 2008).
10.12	Amendment No. 1 to Executive Employment Agreement by and between Haynes International, Inc. and Mark Comerford, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed August 7, 2009).
10.13	Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).
10.14**	Summary of 2014 Management Incentive Plan.
10.15	Amendment No.1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2011).
10.16	Amendment No. 2 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended March 31, 2013).
10.17	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., Haynes Wire Company, the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed September 20, 2013).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**
Filed herewith