Form 10-K/A
period 2014-09-30
HAYNES INTERNATIONAL INC
filed 2015-01-30
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $494,333,982 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

12,418,471 shares of Haynes International, Inc. common stock were outstanding as of November 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Haynes International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 20, 2014, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company did not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended September 30, 2014. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as expressly set forth herein, this amendment does not reflect events occurring after the date of the original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this amendment should be read in conjunction with the original Form 10-K Filing and the Company’s other filings with the SEC.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table and information below sets forth the name, age and position with the Company of each of our directors, the period during which each director has served as such, as well as additional information.  Please see Item 1. for biographical information regarding our executive officers.

Name	Age on 12/31/14	Position	Served as Director Since
John C. Corey	67	Chairman of the Board; Director	2004
Mark M. Comerford	53	President and Chief Executive Officer; Director	2008
Donald C. Campion	66	Director	2004
Robert H. Getz	52	Director	2006
Timothy J. McCarthy	74	Director	2004
Michael L. Shor	55	Director	2012
William P. Wall	52	Director	2004

Business Experience Directors

John C. Corey has been a director and the Chairman of the Board since August 31, 2004. Mr. Corey also serves as a member of the Corporate Governance and Nominating Committee and the Risk Committee of the Board. Since January 2006, Mr. Corey has served as President, Chief Executive Officer and a director of Stoneridge, Inc., a global manufacturer of electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. From October 2000 through December 2005, Mr. Corey served as the President, Chief Executive Officer and a director of Safety Components International, Inc., a global manufacturer of automotive airbags. Mr. Corey serves on the board and is Chairman of the Motor Equipment Manufacturers Association, which represents the interest of suppliers to the motor vehicle industry.  The Board believes Mr. Corey’s extensive experience as a President and Chief Executive Officer, garnered in service of a New York Stock Exchange listed corporation, as well as substantial operations, international and business development experience, make him well qualified to serve as a director.

Mark M. Comerford was elected President and Chief Executive Officer and a director of the Company in October 2008. Before joining the Company, from 2004 to 2008, Mr. Comerford was President of Brush Engineered Materials Alloy Division and President of Brush International, Inc., affiliates of Materion Corporation, formerly known as Brush Engineered Materials, Inc., a company that manufactures high-performance materials. The Board believes Mr. Comerford’s years of experience driving international growth at various advanced materials manufacturing companies provide valuable strategic insights to the Board. In addition, his leadership experience and acumen in strategic and operating roles based in the United States and Asia, as well as his experience as a top executive at Haynes, all make him well qualified to serve as a director.

Donald C. Campion has been a director since August 31, 2004. Mr. Campion also serves as the Chairman of the Audit Committee and as a member of the Risk Committee and the Compensation Committee of the Board.  Mr. Campion has also served on several company boards, both public and private, and currently serves on two private company boards as audit committee chair and as a member of various board committees.  Mr. Campion previously served as Chief Financial Officer of several companies, including VeriFone, Inc., Special Devices, Inc., Cambridge, Inc., Oxford Automotive, Inc., and Delco Electronics Corporation. The Board believes Mr. Campion’s substantial tax and accounting experience built through his career in finance at several significant corporations, his work in engineering and lean manufacturing and his experience serving as a director of other companies make him well qualified to serve as a director. Mr. Campion’s tax and accounting acumen also qualify him as the Company’s Audit Committee financial expert.

Robert H. Getz has been a director since March 31, 2006. Mr. Getz also serves as the Chairman of the Risk Committee and as a member of the Audit and Compensation Committees of the Board. Mr. Getz is a private investor and, since 1996, has been a Managing Director and Partner of Cornerstone Equity Investors, LLC, a New York-based private equity investment firm which he co-founded. Mr. Getz also serves as a director of CML Metals Corporation and Crocodile Gold Corp. Mr. Getz formerly served on the Boards of Directors of Centurion International, Inc., MDN, Inc., Novatel Wireless, Inc., Global Alumina and SITEL Corporation. The Board believes Mr. Getz’s extensive experience as a director of other companies, as well as the wide variety of his operating experience, enables him to share with the Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments, mergers and acquisitions and international growth.

Timothy J. McCarthy has been a director since August 31, 2004. Mr. McCarthy also serves as the Chairman of the Compensation Committee and as a member of the Audit Committee of the Board. Mr. McCarthy served as President and Chief Executive Officer of C.E. Minerals, an industrial mineral business, from 1985 until 2008 and as Chairman from 2008 until 2012. The Board believes Mr. McCarthy’s qualifications include, among other things, his leadership and extensive operational and international management experience.

Michael L. Shor has been a director since August 1, 2012. Mr. Shor also serves on the Compensation Committee, the Risk Committee and the Corporate Governance and Nominating Committee of the Board. Mr. Shor retired as Executive Vice President—Advanced Metals Operations & Premium Alloys Operations of Carpenter Technology Corporation on July 1, 2011 after a thirty-year career with Carpenter Technology. The Board believes Mr. Shor’s management experience and extensive experience in the metals industry enable him to advise the Company on its strategic direction, operational excellence and continuing growth.

William P. Wall has been a director since August 31, 2004. Mr. Wall also serves as the Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit Committee.  Mr. Wall joined Abrams Capital Management, LLC, a value-oriented investment firm headquartered in Boston, in February 2006, where he serves as general counsel and a director of several private companies. Prior to joining Abrams Capital, Mr. Wall worked at a hedge fund for two years and Fidelity Investments for seven years.  The Board believes, in addition to his experience as an attorney, Mr. Wall provides financing and investment analysis experience as a result of his career in the investment management industry. Mr. Wall’s leadership, finance and corporate governance experience enable him to advise the Company on its strategic direction, allocation of capital and management development.

Corporate Governance

Board Committee Structure

The Board of Directors has four standing committees: (i) an Audit Committee (in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)); (ii) a Compensation Committee; (iii) a Corporate Governance and Nominating Committee; and (iv) a Risk Committee, which was formed in early fiscal 2015.

The Audit Committee is currently composed of four members, Messrs. Campion (who chairs the Committee), Getz, McCarthy and Wall, all of whom are independent under the definitions and interpretations of NASDAQ. Under the Audit Committee Charter, adopted by the Board of Directors and available in the investor relations section of the Company’s website at www.haynesintl.com, the Audit Committee is primarily responsible for, among other matters:

•                  Appointment, retention, termination and oversight, including the approval of compensation, of the Company’s independent auditors;

•                  Pre-approving audit and non-audit services by the independent auditors;

•                  Reviewing the audit plan and the estimated fees;

•                  Reviewing securities disclosures and earnings press releases;

•                  Managing significant risks and exposures and policies with respect to risk assessment and risk management relating to financial reporting;

•                  Reviewing operational and accounting internal controls, including any special procedures adopted in response to the discovery of material control deficiencies;

•                  Reviewing the action taken by management on the internal auditors’ and independent auditors’ recommendations;

•                  Reviewing and approving the appointment, reassignment and replacement of the senior internal audit executive;

•                  Reviewing the qualifications, performance and independence of the independent auditors;

•                  Reviewing the Company’s Code of Business Conduct and Ethics;

•                  Reviewing and approving the existence and terms of any transactions between the Company and any related party; and

•                  Performing such additional activities, and considering such other matters, within the scope of its responsibilities, as the Audit Committee or the Board deems necessary or appropriate.

The Compensation Committee is currently composed of four members, Messrs. McCarthy (who chairs the Committee), Campion, Getz and Shor, all of whom are independent under the definitions and interpretations of NASDAQ. Under the Compensation Committee Charter, adopted by the Board of Directors and available in the investor relations section of the Company’s website at www.haynesintl.com, the Compensation Committee is primarily responsible for, among other matters:

•                  Establishing the Company’s philosophy and policies regarding executive and director compensation, and overseeing the development and implementation of executive and director compensation programs;

•                  Setting the CEO’s compensation level and performance goals and approving awards for the CEO under incentive compensation plans based on the performance evaluation conducted by the Board;

•                  Reviewing and approving the individual elements of total compensation for the executive management of the Company;

•                  Reviewing and approving revisions to the Company’s executive officer salary range structure and annual salary increase guidelines;

•                  Assuring that the Company’s executive incentive compensation program is administered in a manner consistent with the Committee’s compensation philosophy and policies as to participation, target annual incentive awards, corporate financial goals and actual awards paid to executive officers;

•                  Reviewing the Company’s employee benefit programs and approving changes, subject, where appropriate, to stockholder or Board approval;

•                  Overseeing regulatory compliance with respect to compensation matters;

•                  Reviewing performance of executive officers other than the CEO and overseeing succession planning;

•                  Overseeing and making recommendations to the Board with respect to the Company’s incentive compensation plans and equity-based plans; and

•                  Preparing and issuing compensation evaluations and reports.

The Corporate Governance and Nominating Committee, which the Company sometimes refers to as the Governance Committee, is currently composed of three members, Messrs. Wall (who Chairs the Committee), Corey and Shor, all of whom are independent under the definitions and interpretations of NASDAQ.  Under the Governance Committee Charter, adopted by the Board of Directors and available in the investor relations section of the Company’s website at www.haynesintl.com, the Governance Committee is responsible for overseeing the performance and composition of the Board of Directors to ensure effective governance. The Governance Committee identifies and recommends the nomination of qualified directors to the Board of Directors as well as develops and recommends governance principles for the Company.  The Governance Committee is primarily responsible for, among other things:

•                  Overseeing the search for qualified individuals to serve on the Board;

•                  Recommending to the Board those director nominees who, in the Committee’s opinion, the full Board should recommend for shareholder approval at the annual meeting or for election;

•                  Assisting the Board in evaluating the continued suitability and effectiveness of incumbent director candidates, both individually and as a group;

•                  Overseeing the administration of the Board, including reviewing and recommending the appointment of directors to committees of the Board and monitoring and reviewing the functions of the committees;

•                  Developing, approving and reviewing the Company’s Corporate Governance Guidelines;

•                  Recommending the organization and structure of the Board; overseeing and reviewing annually the structure and effectiveness of the Board’s committee system; and

•                  Performing any other duties assigned to it by the Board.

The Risk Committee is currently composed of four members, Messrs. Getz (who chairs the Committee), Campion, Corey and Shor, all of whom are independent under the definitions and interpretations of NASDAQ.  Under the Risk Committee charter, adopted by the Board of Directors and available in the investor relations section of the Company’s website at www.haynesintl.com, the Risk Committee is primarily responsible for, among other matters:

•                  Reviewing and approving the Company’s risk governance framework;

•      Setting the tone and developing a culture within the Company regarding risk;

•                  Reviewing the strategic and operating risks identified by management, designating some or all of those risks to be subject to the Committee’s oversight;

•      Reviewing periodic reports from management on the metrics used to measure, monitor and manage risks;

•                  Reviewing the independence, authority and effectiveness of the risk management function, including staffing levels and qualifications; and

•      Approving the appointment of the CEO’s designated Risk Officer.

Meetings of the Board of Directors and Committees

The Board of Directors held thirteen meetings during the fiscal year ended September 30, 2014. No member of the Board of Directors attended fewer than 75% of the aggregate of meetings of the Board of Directors held during his tenure as a Board member, and meetings of any committee of the Board of Directors of which he was a member. Scheduled meetings are supplemented by frequent informal exchanges of information and, on occasion, actions taken by unanimous written consent without meetings. All of the members of the Board of Directors are encouraged, but not required, to attend Haynes’ annual meetings of stockholders. All of the members of the Board of Directors attended Haynes’ 2014 annual meeting. The following chart shows the number of meetings in fiscal 2014 of each of the standing committees of the Board of Directors that existed during fiscal 2014 at which a quorum was present:

Committee	Meetings in Fiscal 2014
Audit	11
Compensation	11
Governance	5

Meetings of Non-Management Directors

Consistent with NASDAQ governance requirements, the non-management members of the Board of Directors meet in an executive session at least twice per year, and usually in connection with every regularly-scheduled in-person board meeting, to: (a) review the performance of the management team; (b) discuss their views on management’s strategic planning and its implementation; and (c) address any other matters affecting the Company that may concern individual directors. The executive sessions are designed to ensure that the Board of Directors is not only structurally independent, but also is given ample opportunity to exercise independent thought and action. In fiscal 2014, the non-management directors met in executive session four times. When meeting in executive session, the presiding person was the Chairman, Mr. Corey.

Independence of the Board of Directors and Committee Members

Except for Mr. Comerford, all of the members of the Board of Directors, including each member of the Audit Committee, the Compensation Committee, the Governance Committee and the Risk Committee, meet the criteria for independence set forth in the rules and regulations of the Securities and Exchange Commission, including Rules 10A-3(b)(1) and 10C-1(b)(1) of the Exchange Act and the definitions and interpretations of NASDAQ. The Board of Directors has determined that Mr. Campion, the Chairman of the Audit Committee, is an “audit committee financial expert” (as defined by Item 407(d)(5)(ii) of Regulation S-K) and is “independent” (under the definitions and interpretations of NASDAQ).

The roles of Chairman and Chief Executive Officer are split into two positions. The Board of Directors believes that separating these roles aligns the Company with best practices for corporate governance of public companies and accountability to stockholders. The Board also believes that the separation of roles provides a leadership model that clearly distinguishes the roles of the Board and management. The separation of the Chairman and Chief Executive Officer positions allows the Company’s Chief Executive Officer to direct his or her energy toward operational and strategic issues while the non-executive Chairman focuses on governance and stockholders. The Company believes that separating the Chairman and Chief Executive Officer positions enhances the independence of the Board, provides independent business counsel for the Company’s Chief Executive Officer and facilitates improved communications between Company management and Board members.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Governance Committee and Director Nominations

Nominees for the Board of Directors are currently recommended for nomination to the Board of Directors by the Governance Committee. The Governance Committee bases its recommendation for nomination on criteria that it believes will provide a broad perspective and depth of experience in the Board of Directors. In general, when considering independent directors, the Governance Committee will consider the candidate’s experience in areas central to the Company, such as business, finance and legal and regulatory compliance, as well as considering the candidate’s personal qualities and accomplishments and their ability to devote sufficient time and effort to their duties as directors. Important areas of experience and expertise include manufacturing, international operations, finance and the capital markets, accounting and experience as a director of other companies. The Governance Committee does not have a formal diversity policy but considers diversity as one criteria evaluated as a part of the total package of attributes and qualifications a particular candidate possesses. The Governance Committee construes the notion of diversity broadly, considering differences in viewpoint, professional experience, education, skills and other individual qualities, in addition to race, gender, age, ethnicity and cultural background as elements that contribute to a diverse Board.

Although the Governance Committee has no formal policy regarding the consideration of director candidates recommended by stockholders, the Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the procedure described below for stockholder nominations. Candidates recommended by stockholders are evaluated in the same manner using the same criteria as candidates not so recommended.

Stockholders may nominate directors by providing timely notice thereof in proper written form to the Secretary of Haynes. To be timely, a stockholder’s notice to the Secretary must be delivered to or mailed and received at Haynes’

principal executive offices (a) in the case of an annual meeting, not less than ninety days nor more than one hundred twenty days prior to the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that the annual meeting is called for a date that is not within twenty-five days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting is mailed or public disclosure of the date of the annual meeting is made, whichever first occurs; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting is mailed or public disclosure of the date of the special meeting is made, whichever first occurs.

To be in proper written form, a stockholder’s notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serving as a director if elected.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller, as well as to its directors and other officers and employees. This Code is posted on the Company’s website at www.haynesintl.com/CodeofBusinessConductandEthics.pdf.

Board of Directors’ Role in Risk Oversight

As a part of its oversight function, the Board of Directors monitors how management operates the corporation.  The Risk Committee is designed to act as the primary tool to keep risk as an important part of the Board’s and the various committees’ deliberations throughout the year by working with management to identify and prioritize enterprise risks — the specific financial, operational, business and strategic risks that the Company faces, whether internal or external.  Certain strategic and business risks, such as those relating to the Company’s products, markets and capital investments, are overseen by the entire Board of Directors, with the assistance of the Risk Committee. The Audit Committee oversees management of market and operational risks that could have a financial impact, such as those relating to internal controls, liquidity or raw materials. With the assistance of the Risk Committee, Corporate Governance and Nominating Committee manages the risks associated with governance issues, such as the independence of the Board of Directors, and the Compensation Committee manages risks relating to the Company’s executive compensation plans and policies.

In addition to the formal compliance program, the Board of Directors encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day- to-day business operations of the Company. The Company’s risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for the Company and to address them in its long-term planning process.

Communications with Board of Directors

Stockholders may communicate with the full Board of Directors by sending a letter to Haynes International, Inc. Board of Directors, c/o Corporate Secretary, 1020 West Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013. The Company’s Corporate Secretary will review the correspondence and forward it to the chairman of the appropriate committee or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to the Company or its business or is similarly inappropriate. In addition, interested parties may contact the non-management directors as a group by sending a written communication to the Corporate Secretary as directed above. Such communication should be clearly addressed to the non-management directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of Haynes securities with the Securities and Exchange Commission. The Company’s employees prepare these reports for the directors and executive officers on the basis of information obtained from them and from the Company’s records. Based on information provided to the Company and representations made by reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were met during fiscal 2014.

Item 11.  Executive Compensation

Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

SUBMITTED BY THE COMPENSATION COMMITTEE

Timothy J. McCarthy, Chair

Donald C. Campion

Robert H. Getz

Michael L. Shor

Compensation Discussion and Analysis

2014 Business Summary

In fiscal 2014, the Company:

•                  Generated cash from operations of $26.9 million on revenues of $455.4 million and net income of $3.8 million;

•                  Invested $39.7 million into capital projects including expansions of Arcadia tubular capacity, expansion of the Kokomo flat product capacity and implementation of the Company’s new global ERP IT system; and

•                  Paid $10.9 million in dividends to stockholders, resulting in a cumulative amount of $52.0 million in dividends paid to stockholders over the last 20 consecutive quarters.

Overview

This Compensation Discussion and Analysis describes the key principles and approaches used to determine the compensation in fiscal 2014 for Mark M. Comerford, the Company’s principal executive officer; Daniel W. Maudlin, the Company’s principal financial officer; and Marlin C. Losch III, Scott R. Pinkham and Venkat R. Ishwar, the Company’s other three most highly compensated executive officers in fiscal 2014. Detailed information regarding the compensation of these executive officers, who are referred to as “Named Executive Officers” or “NEOs”, appears in the tables following this Compensation Discussion and Analysis. This Compensation Discussion and Analysis should be read in conjunction with those tables.

This Compensation Discussion and Analysis consists of the following parts:

Responsibility for Executive Compensation Decisions

Role of Executive Officers in Compensation Decisions

Executive Compensation Philosophy and Principles

Committee Procedures

Setting Named Executive Officer Compensation in Fiscal 2014

Responsibility for Executive Compensation Decisions

The Compensation Committee of the Board of Directors, whose membership is limited to independent directors, acts pursuant to a Board-approved charter. The Compensation Committee is responsible for approving the compensation programs for all executive officers, including the Named Executive Officers, and making decisions regarding specific compensation to be paid or awarded to them. The Compensation Committee has responsibility for establishing and monitoring the adherence to the Company’s compensation philosophies and objectives. The Compensation Committee aims to ensure that the total compensation paid to the Company’s executives, including the NEOs, is fair, reasonable and competitive. Although the Compensation Committee approves all elements of an executive officer’s compensation, it approves equity grants and certain other incentive compensation subject to approval by the full Board of Directors.

Role of Executive Officers in Compensation Decisions

No Named Executive Officer participates directly in the determination of his or her compensation. For Named Executive Officers other than himself, the Company’s Chief Executive Officer provides the Compensation Committee with performance evaluations and presents individual compensation recommendations to the Compensation Committee, as well as compensation program design recommendations. The Chief Executive Officer’s performance is evaluated by the Board of Directors. Mr. Comerford’s fiscal 2014 base salary was established by the employment agreement he renewed in fiscal 2014, as modified by subsequent Compensation Committee actions. Mr. Comerford and Mr. Maudlin, the Company’s Chief Financial Officer, work closely with the Compensation Committee on the development of the financial targets and overall annual bonus levels to be provided to the Named Executive Officers under the Company’s Management Incentive Plan (“MIP”) as those amounts are based on the annual operating budget. The Compensation Committee retains the full authority to modify, accept or reject all compensation recommendations provided by management.

Executive Compensation Philosophy and Objectives

The Company’s compensation program is designed to attract, motivate, reward and retain key executives who drive the Company’s success and enable it to consistently achieve corporate performance goals in the competitive high- performance alloy business and increase stockholder value. The Company seeks to achieve these objectives through a compensation package that:

•                  Pays for performance: The MIP provides incentives to the Company’s executive officers based upon meeting or exceeding specified short-term financial goals, taking into consideration the ability of the Company’s executives to influence its financial results. In addition, grants of restricted stock and stock options provide an appropriate incentive to produce stockholder returns through long-term corporate performance.

•                  Supports the Company’s business strategy: The annual bonus provided by the MIP focuses the Company’s executive officers on short-term goals, while the equity compensation plans aim to engage management in the Company’s long-term performance. The Company believes both of those elements serve to align management interests with creating stockholder value.

•                  Pays competitively: The Company sets compensation levels so that they are in line with those of individuals holding comparable positions and producing similar results at other multi-national corporations of similar size, value and complexity.

•                  Values stockholder input: In setting compensation levels, the Company takes into account the outcome of stockholder advisory votes regarding executive compensation.

In addition to aligning management’s interests with the interests of the stockholders, a key objective of the Company’s compensation plan is mitigating the risk in the compensation package by ensuring that a significant portion of compensation is based on the long-term performance of the Company. This reduces the risk that executives will place too much focus on short-term achievements to the detriment of the long-term sustainability of the Company. The Company also structures the short-term incentive compensation so that the accomplishment of short-term goals supports the accomplishment of long-term goals.

At the Company’s 2014 annual meeting of stockholders, the stockholders voted on a non-binding advisory proposal to approve the compensation of the Named Executive Officers. Approximately 92.4% of the shares voted on the proposal were voted in favor of the proposal. In light of the approval by a substantial majority of stockholders of the compensation programs described in the Company’s 2014 proxy statement, the Compensation Committee did not implement material changes to the executive compensation programs as a result of the stockholders’ advisory vote.

Committee Procedures

The Compensation Committee retains the services of Total Rewards Strategies, an independent compensation consulting firm, to collect survey data and analyze the compensation and related data of a comparator group of companies. Total Rewards Strategies also provides the Compensation Committee with alternatives to consider when making compensation decisions and provides opinions on compensation recommendations the Compensation Committee receives from management. Total Rewards Strategies provided analyses and opinions regarding executive compensation trends and practices to the Compensation Committee during fiscal 2013 and fiscal 2014. Total Rewards Strategies did not provide any services to the Company other than compensation consulting to the Compensation Committee in fiscal 2013 or fiscal 2014. Total Rewards Strategies’ work for the Company in fiscal 2014 did not raise any conflicts of interest.

The comparator group is comprised of the Company’s direct competitors and a broader group of industrial metals and minerals companies, as well as Indiana- based companies, which the Compensation Committee believes is representative of the labor market from which the Company recruits executive talent. Factors used to select the comparator group companies include industry segment, revenue, profitability, number of employees and market capitalization. The Compensation Committee reviews the comparator group annually. The companies in the comparator group that were used to benchmark fiscal 2014 compensation practices include:

Carpenter Technology	Materion, Inc.	Skyline
Compass Minerals International	Matthews International	Supreme Industries
CTS Corporation	Metalico	Symmetry Medical
Ducommun	Northwest Pipe	Titan International
Enpro Industries	Olympic Steel	Universal Stainless & Alloy Products
Franklin Electric	RTI International Metals
Insteel Industries	Shiloh Industries

Among other analyses, Total Rewards Strategies provides the 50th percentile, or median, of the comparator group for base salary, cash bonus, long-term incentives and total overall compensation, or the Median Market Rate. The Compensation Committee uses the Median Market Rate as a primary reference point when determining compensation targets for each element of pay. When individual and targeted company financial performance is achieved, the objective of the executive compensation program is to provide overall compensation near the Median Market Rate of pay practices of the comparator group of companies. Actual target pay for an individual may be more or less than the Median Market Rate based on the Compensation Committee’s evaluation of the individual’s performance, experience and potential.

Consistent with the Compensation Committee’s philosophy of pay for performance, incentive payments can exceed target levels only if overall Company financial targets are exceeded and will fall below target levels if overall financial goals are not achieved.

Setting Named Executive Officer Compensation in Fiscal 2014

Components of Compensation

The chief components of each Named Executive Officer’s compensation in fiscal 2014 were:

•                  base salary;

•                  a performance-based annual incentive award under the MIP;

•                  long-term compensation awards that include a combination of stock option grants and performance- and time-based restricted stock;

•                  employee benefits, such as life, health and disability insurance benefits, and a qualified savings (401(k)) plan; and

•                  limited perquisites.

Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based and valued by the Company’s executives. The Compensation Committee reviews information provided by Total Rewards Strategies and the Company’s historical pay practices to determine the appropriate level and mix of compensation. In allocating compensation among elements, the Company believes the compensation of the Company’s most senior executives, including the Named Executive Officers, who have the greatest ability to influence Company performance, should be predominately performance-based. As a result of this strategy 60% of the Named Executive Officers’ total target compensation, including the Chief Executive Officer’s compensation, was allocated to performance-based pay in fiscal 2014.

Fiscal 2014 Target Compensation

Base Salary

The Company provides executives with a base salary that is intended to attract and retain the quality of executives needed to lead the Company’s complex businesses. Base salaries for executives are generally targeted at the Median Market Rate of the comparator group, although individual performance, experience, internal equity, compensation history and contribution of the executive are also considered. The Committee reviews base salaries for Named Executive Officers annually and may make adjustments based on individual performance, experience, market competitiveness, internal equity and the scope of responsibilities.

The base salaries of the Named Executive Officers were not increased in fiscal 2014. The following table provides annualized base salary information for the Named Executive Officers effective July 1, 2013 and July 1, 2014:

Named Executive Officer	Base Salary as of July 1, 2013	Base Salary as of July 1, 2014	Base Salary as a Percentage of Median Market Rate
Mark M. Comerford	$518,000	$518,000	84%
Daniel W. Maudlin	$225,000	$225,000	69%
Marlin C. Losch III	$230,000	$230,000	96%
Scott R. Pinkham	$240,000	$240,000	98%
Venkat R. Ishwar	$240,000	$240,000	94%

Management Incentive Plan—Annual Cash Incentive

The purpose of the MIP is to provide an annual cash bonus based on the achievement of specific operational and financial performance targets, tying compensation to the creation of value for stockholders. Target cash bonus awards are determined for each executive position by competitive analysis of the comparator group. In general, the median annual cash bonus opportunity of the comparator group is used to establish target bonus opportunities, but consideration is given to the individual executive’s responsibilities and contribution to business results, and internal equity. The MIP allows the Board of Directors discretion to administer the plan, including not paying out any compensation thereunder, accounting for unforeseen one-time transactions or adjusting the performance measures based on external economic factors. MIP payments are made on a sliding scale in accordance with established performance targets and are earned as of the end of the applicable fiscal year. MIP payments are sometimes referred to herein as a “bonus”.

For fiscal 2014, the target performance level was established by the Company’s consolidated annual operating budget. The annual operating budget is developed by management and presented by the CEO and the CFO to the Board of Directors for its review and approval. The target was intended to represent corporate performance which the Board of Directors believed was more likely than not to be achieved based upon management’s presentation of the annual operating budget. For fiscal 2014, the Compensation Committee established net income as the sole financial goal for MIP payouts.

The table below lists the 2014 MIP incentive awards potentially to be earned at the minimum, target and maximum levels by each Named Executive Officer as a percentage of his base salary:

	MIP Incentive as % of Base Salary
Named Executive Officer	Minimum	Target	Maximum
Mark M. Comerford	40%	80%	120%
Daniel W. Maudlin	30%	60%	90%
Marlin C. Losch III	25%	50%	75%
Scott R. Pinkham	25%	50%	75%
Venkat R. Ishwar	25%	50%	75%

The above-noted percentage awards applied against the salaries noted for Named Executive Officers on page 11 equals the amounts included in the Compensation Tables on page 16 under the column entitled “Non-Equity Incentive Plan Compensation” for Fiscal Year 2014.

The following table sets forth the targets for net income, as well as actual net income for fiscal 2014:

($ in millions)	Net Income
Threshold	$22,440
Target	$26,400
Maximum	$31,152
Fiscal 2014 Actual Net Income	$3,751

Based upon fiscal 2014’s net income, no MIP payments were made to the NEOs for fiscal 2014.

When the Securities and Exchange Commission adopts rules implementing the “clawback” requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Compensation Committee will adopt an appropriate policy relating to the Company’s incentive compensation programs.

Long-Term Incentives

Stockholders approved a Restricted Stock Plan in 2009 to provide restricted stock grants for executives. The Board of Directors approved a Stock Option Plan in 2007. Both plans are designed to attract and retain key management, including the Named Executive Officers. The Compensation Committee administers both plans and believes the plans provide an appropriate incentive to produce superior returns to stockholders over the long term by offering participants an opportunity to benefit from stock appreciation through stock ownership.

Competitive benchmarking to the comparator group, the executive’s responsibilities and the individual’s contributions to the Company’s business results determine the level of long-term compensation. In general, the median value of long-term compensation in the comparator group is used to determine the approximate value of long-term incentives. The Black-Scholes method of stock option valuation, which is consistent with the Company’s expensing of equity awards under Financial Accounting Standards Board ASC Topic 718 Compensation- Stock Compensation, was used in fiscal 2014 to determine the value of stock options.

The Company currently does not have any formal plan requiring it to grant equity compensation on specified dates. With respect to newly hired or promoted executives, the Company’s practice is typically to consider stock equity grants at the first meeting of the Compensation Committee and Board of Directors following such executive’s hire date. The recommendations of the Compensation Committee are subsequently submitted to the Board of Directors for approval. The Compensation Committee intends to ensure that the Company does not award equity grants in connection with the release, or the withholding, of material non-public information, and that the grant value of all equity awards is equal to the fair market value on the date of grant, which is determined using the closing price on the trading day prior to the grant date. The Compensation Committee will consider whether or not to grant additional equity awards to the management team on an annual basis.

The amount of equity compensation is determined by the Committee as part of the total mix of compensation, including base salary, long-term incentive compensation and short-term incentive compensation. The Committee uses information provided by its compensation consultant and independently developed by the Committee members regarding the composition and median value of equity compensation for equivalent executive officers in the comparator group as a reference point in its analysis of appropriate equity compensation for the CEO and the other Named Executive Officers. The Committee then applies its judgment and experience to balance the following factors in determining equity compensation for the CEO and the other Named Executive Officers:

•                  responsibilities and duties of the relevant officer;

•                  individual performance;

•                  Company performance;

•                  stockholder return;

•                  internal pay equity;

•                  individual potential; and

•                  retention risk.

The Committee believes that a combination of stock options, performance-based restricted stock and time-based restricted stock aligns the executive’s interests with those of the stockholders and provides an appropriate balance between long-term stock price appreciation, through stock options with a ten-year term, mid-term operating results, through performance-based restricted stock with a three-year performance period, and promotion of retention, through time-based restricted stock. In fiscal 2014, the equity grants to the NEOs consisted of one-third stock options, one-third performance- based restricted stock and one-third time-based restricted stock.

Stock Ownership Guidelines

On September 23, 2013, the Board of Directors approved stock ownership guidelines applicable to executive officers and members of the Board of Directors. The guidelines became effective on January 1, 2014 and establish the goal that, within five (5) years from the effective date, executive officers and directors each own an amount of the Company’s common stock determined based upon a multiple of base salary, in the case of executive officers, or annual retainer, in the case of board members. The multiples are as follows: in the case of the Chief Executive Officer, 300% of base salary; in the case of all other executive officers, 200% of base salary; in the case of members of the Board of Directors, 400% of annual retainer. The calculation of shares owned by an individual includes shares owned directly or indirectly, including those subject to risk of forfeiture (but not forfeited) under the Company’s 2009 Restricted Stock Plan. However, shares subject to stock options are not included in the calculation.

Stock Options

The Company has two stock option plans that authorize the grant of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of common stock. The first option plan was adopted in 2004 and provides for the grant of options to purchase up to 1,000,000 shares of common stock. In January 2007, the Board of Directors adopted a new option plan that provides for options to purchase up to 500,000 shares of common stock. All options granted under the plans vest in three equal annual installments on the first, second and third anniversaries of the grant date.

Under Internal Revenue Code Section 162(m), subject to an exception for qualifying performance-based compensation, the Company cannot deduct compensation of over $1.0 million in annual compensation paid to certain executive officers. Options granted pursuant to the Company’s option plans are intended to qualify as qualifying performance-based compensation exempt from this deduction limitation. As a result, it is not anticipated that a grant of options under these plans will cause the deduction limit to be exceeded for any executive.

The Compensation Committee granted stock options to the management team, including the Named Executive Officers, in November 2011, November 2012 and November 2013. The Compensation Committee believes that the stock options, in conjunction with the other elements of compensation described herein, align management’s interests with those of the stockholders and will provide no return whatsoever if stockholders do not also realize gains. In determining the number of shares to be granted to the Named Executive Officers, the Compensation Committee established the value of the shares underlying the options at $23.91 for the November 2011 grant, $13.92 for the November 2012 grant and $13.94 for the November 2013 grant pursuant to Financial Accounting Standards Board ASC Topic 718 using the Black-Sholes pricing model. The Compensation Committee then set a total pool of options for grant to all executive officers of approximately $0.6 million for each of the November 2011, November 2012 and November 2013 grants.

Restricted Stock

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set restrictions on certain grants based on the achievement of specific performance goals, and vesting of grants to participants may also be time-based.

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

2012 Fiscal Year Grants

On November 25, 2011, executives, including the Named Executive Officers, were granted restricted stock. Two types of restricted shares were granted: those with performance-based vesting and those with time-based vesting. For the grant of performance-based restricted shares, the Compensation Committee established a three-year net income performance goal for the period of October 1, 2011 through September 30, 2014, which dictated whether those restricted shares vested or were forfeited. The outstanding restricted shares that were subject to time-based vesting vested on the third anniversary of the date of grant. The number of shares and value of restricted stock as of September 30, 2014 is listed in the Outstanding Equity Awards at Fiscal Year End table on page 18. Participants must be employees at the end of the performance period to receive a payout, except in the event of death or disability. In November 2014, a total of 5,900 shares of restricted stock granted to NEOs vested based upon passage of time while a total of 5,900 shares that were granted on November 25, 2011 were forfeited based upon the non-achievement of the three-year net income goal for the period of October 1, 2011 through September 30, 2014.  The net income achieved for that period was $75.5 million with net income goal for that period being $165.0 million.

2013 Fiscal Year Grants

On November 24, 2012, executives, including the Named Executive Officers, were granted restricted stock. Two types of restricted shares were granted: those with performance-based vesting and those with time-based vesting. For the grant of performance-based restricted shares, the Compensation Committee established a three-year net income performance goal for the period of October 1, 2012 through September 30, 2015, which will dictate whether those restricted shares will vest or be forfeited. The restricted shares that are subject to time-based vesting will vest on the third anniversary of the date of grant. The number of shares and value of restricted stock as of September 30, 2014 is listed in the Outstanding Equity Awards at Fiscal Year End table on page 18.  Participants must be employees at the end of the performance period to receive a payout, except in the event of death or disability.

2014 Fiscal Year Grants

On November 26, 2013, executives, including the Named Executive Officers, were granted restricted stock. Two types of restricted shares were granted: those with performance-based vesting and those with time-based vesting. For the grant of performance-based restricted shares, the Compensation Committee established a three-year net income performance goal for the period of October 1, 2013 through September 30, 2016, which will dictate whether those restricted shares will vest or be forfeited. The restricted shares that are subject to time-based vesting will vest on the third anniversary of the date of grant. The number of shares and value of restricted stock as of the grant date is listed in the Grants of Plan-Based Awards table on page 17.  Participants must be employees at the end of the performance period to receive a payout, except in the event of death or disability.

The fiscal 2014 expense related to restricted stock grants to Named Executive Officers is listed in the Summary Compensation Table on page 16.

Benefits

The Named Executive Officers are eligible for the same level and offering of benefits made available to other employees, including the Company’s 401(k) plan (which provides for a matching contribution to be made by the Company), health care plan, life insurance plan and other welfare benefit programs. The Company pays premiums for life insurance for each of the Named Executive Officers. The Company’s benefits are designed to be competitive with other employers in the central/northern Indiana region to enable it to compete for and retain employees.

In addition, the Company maintains the Haynes International, Inc. Pension Plan, a defined benefit pension plan for the benefit of certain eligible domestic employees, including certain of the Named Executive Officers who were hired prior to December 31, 2005. As of December 31, 2005, the Pension Plan was closed to new salaried employees and, as of December 31, 2007, the benefits of all salaried participants in the Pension Plan were frozen and no further benefits will accumulate.

Perquisites

The Company provides limited perquisites to certain executives. These arrangements are primarily intended to increase the efficiency of an executive by allowing him or her to focus on business issues and to provide business and community development opportunities. In fiscal 2014, these perquisites consisted of taxable automobile usage and country club memberships for Messrs. Comerford, Losch and Ishwar. In fiscal 2014, no single perquisite exceeded $10,000 per person.

Severance; Change in Control

Pursuant to his employment agreement, Mr. Comerford is entitled to compensation under certain circumstances relating to his severance from employment with the Company. In addition, the Company has entered into Termination Benefits Agreements with the Named Executive Officers (other than Mr. Comerford), which provide severance and change in control compensation. The Company recognizes that Haynes, as a publicly-traded company, may become the target of a proposal which could result in a change in control, and that such possibility and the uncertainty and questions which such a proposal may raise among management could cause the Company’s Named Executive Officers to leave or could distract them in the performance of their duties, to the Company’s detriment and the detriment of the Company’s stockholders. The Company has entered into these agreements to protect the Named Executive Officers against the loss of their positions and to reinforce and encourage their continued attention to their assigned duties without distraction in the event of a proposed change in control transaction. The Company believes that these objectives are in the best interests of the Company and its stockholders. The Company also believes that it is in the best interests of the Company and its stockholders to offer such agreements to the Named Executive Officers insofar as the Company competes for executive talent in a highly competitive market in which companies routinely offer similar severance and change in control benefits to senior executives.

CEO Compensation

Effective October 1, 2008, Mark M. Comerford was appointed President and CEO of the Company. With the recommendation and approval of the Compensation Committee, the Company entered into an Employment Agreement with Mr. Comerford on September 8, 2008, which was amended August 6, 2009. The agreement’s initial term began at the close of business on September 30, 2008 and ended on September 30, 2012 but is subject to automatic extension for one year periods thereafter assuming mutual consent of the Company and Mr. Comerford. The agreement was extended as of

October 1, 2014. Pursuant to the agreement as modified by the Compensation Committee, Mr. Comerford’s base salary for fiscal 2014 was $518,000 per year (84% of the median Comparator Group CEO salary), with bonus targets to be determined by the Compensation Committee annually prior to or at the commencement of the applicable fiscal year.

Compensation Tables and Narrative Disclosure

The following tables, footnotes and narratives provide information regarding the compensation, benefits and equity holdings in the Company for the CEO, CFO and the other Named Executive Officers.

Summary Compensation Table

The narrative and footnotes below describe the total compensation paid for fiscal 2012, 2013 and 2014 to the Named Executive Officers, each of whom was serving as an executive officer on September 30, 2014, the last day of the Company’s fiscal year. For information on the role of each element of compensation within the total compensation package, please see the discussion above under “Compensation Discussion and Analysis”.

Salary—This column represents the base salary earned during fiscal 2012, 2013 and 2014, including any amounts invested by the Named Executive Officers in the Company’s 401(k) plan.

Bonus—This column represents all non-MIP cash bonuses earned by the Named Executive Officers in fiscal 2012, 2013 and 2014.

Restricted Stock—This column represents the fair value of the restricted stock grant, which equals the closing price of the common stock on the trading day prior to the grant date, computed in accordance with FASB ASC Topic 718.

Option Awards—This column represents the compensation expense the Company recognized for financial statement reporting purposes, computed in accordance with Financial Accounting Standards Board ASC Topic 718, with respect to stock options granted in fiscal 2012, 2013 and 2014. Under FASB ASC Topic 718, compensation expense is calculated using the Black-Sholes option pricing method and recognized over the expected life of the stock option.

Non-Equity Incentive Plan Compensation—This column represents cash bonuses earned in fiscal 2012, 2013 and 2014 by the Named Executive Officers under the 2012, 2013 and 2014 MIP.

Change in Pension Value and Nonqualified Deferred Compensation Earnings—This column represents the actuarial increase during fiscal 2012 and 2014 in the pension value for the Named Executive Officers under the Haynes International, Inc. Pension Plan.   During fiscal 2013, the actuarial present value of the pension benefit for each NEO to which it is applicable declined.  A description of the Pension Plan can be found below under “Pension Benefits”.

All Other Compensation—This column represents all other compensation paid or provided to the Named Executive Officers for fiscal 2012, 2013 and 2014 not reported in previous columns, such as the Company’s matching contributions to 401(k) plans, payment of insurance premiums and costs of providing certain perquisites and benefits.

Name And Principal Position	Year	Salary	Restricted Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Bonus	Change in Pension Value	All Other Compensation(4)	Total
M. M. Comerford	2012	$500,061	$335,280	$167,370	$462,000	—	N/A	$55,842	$1,520,553
President & CEO	2013	$518,000	$354,904	$175,392	—	—	N/A	$56,624	$1,104,920
	2014	$518,001	$411,684	$209,100	—	—	N/A	$55,217	$1,194,002
D. W. Maudlin	2012	$178,500	$55,880	$28,692	$51,542	—	$11,863	$17,621	$344,098
VP of Finance & CFO	2013	$218,580	$95,920	$45,936	—	—	—	$18,561	$378,997
	2014	$224,999	$116,116	$55,760	—	—	$7,637	$17,565	$422,077
M. C. Losch III	2012	$222,001	$89,408	$45,429	$128,205	—	$69,734	$23,406	$578,183
VP Sales and Distribution	2013	$230,001	$95,920	$47,328	—	—	—	$29,905	$403,154
	2014	$230,001	$116,116	$55,760	—	—	$46,317	$26,281	$474,475
S. R. Pinkham	2012	$232,001	$89,408	$45,429	$133,980	—	$32,952	$21,760	$555,530
VP of Manufacturing	2013	$240,001	$95,920	$48,720	—	—	—	$20,532	$405,173
	2014	$240,001	$116,116	$55,760	—	—	$21,224	$19,205	$452,306
V. R. Ishwar	2012	$232,059	$89,408	$45,429	$133,980	—	$54,596	$31,260	$586,732
VP Marketing and Technology	2013	$240,001	$95,920	$48,720	—	—	—	$38,157	$422,798
	2014	$240,001	$116,116	$55,760	—	—	$36,689	$33,978	$482,544

(1)	Shares of restricted stock were valued at the closing price of the Company’s common stock on the day prior to the date of grant. Computed in accordance with FASB ASC Topic 718.

(2)                                         The options were valued pursuant to FASB ASC Topic 718 using the Black-Scholes option pricing model.

(3)                                         Amounts earned in fiscal 2012 under the 2012 MIP were paid in the first quarter of fiscal 2013. No amounts were earned in fiscal 2013 or fiscal 2014 under the 2013 or 2014 MIP.  Please see the discussion of the MIP under “Compensation Discussion and Analysis”.

(4)                                         During fiscal 2013, the actuarial present value of the pension benefit for each NEO declined in the following amounts: $7,799 for Mr. Maudlin; $38,433 for Mr. Losch; $21,648 for Mr. Pinkham; and $25,077 for Mr. Ishwar.

(5)                                         Amounts shown in the “All Other Compensation” column include the following:

Name	Year	Dividends On Restricted Stock	Life Insurance	Disability Insurance	401(k) Company Match	401(m) Company Match	Other	Total
M. M. Comerford	2012	$22,176	$5,786	$4,380	$9,000	—	$14,500	$55,842
	2013	$19,888	$6,942	$6,480	$9,180	—	$14,134	$56,624
	2014	$18,656	$6,942	$6,480	$9,037	—	$14,102	$55,217
D. W. Maudlin	2012	$3,916	$1,194	$3,790	$8,721	—	—	$17,621
	2013	$4,026	$1,501	$3,312	$9,722	—	—	$18,561
	2014	$4,576	$1,501	$3,388	$8,100	—	—	$17,565
M.C. Losch III	2012	$7,414	$1,535	$4,042	$6,455	—	$3,960	$23,406
	2013	$5,764	$1,535	$4,882	$6,564	—	$11,160	$29,905
	2014	$5,104	$1,535	$1,357	$6,336	—	$11,949	$26,281
S. R. Pinkham	2012	$7,876	$1,548	$3,280	$9,056	—	—	$21,760
	2013	$5,852	$1,601	$4,037	$9,042	—	—	$20,532
	2014	$5,104	$1,601	$3,860	$8,640	—	—	$19,205
V. R. Ishwar	2012	$4,752	$1,548	$4,969	$8,695	$136	$11,160	$31,260
	2013	$5,192	$1,601	$7,033	$9,042	$1,019	$14,270	$38,157
	2014	$5,104	$1,601	$6,856	$8,494	—	$11,923	$33,978

Grants of Plan-Based Awards in Fiscal 2014

During fiscal 2014, the Named Executive Officers received three types of plan-based awards:

Management Incentive Plan—On November 26, 2013, the Named Executive Officers were awarded grants under the Company’s 2014 MIP. Under the plan, certain employees of the Company, including the Named Executive Officers, were eligible for cash awards if the Company met certain net income targets established by the Compensation Committee for fiscal 2014. The amount of the cash awards could range between 40% and 120% of base salary for Mr. Comerford, 25% and 75% of base salary for Messrs. Ishwar, Pinkham and Losch; and 30% and 90% for Mr. Maudlin, depending on the level of net income earned by the Company compared to the targeted amount.

Stock Options—Non-qualified options were granted on November 26, 2013 under the Haynes International, Inc. 2007 Stock Option Plan. Each option vests in three equal installments on the first, second and third anniversaries of the grant date, remains exercisable for ten years and has an exercise price equal to the closing stock price on the day prior to the date of grant.

Restricted Stock—On November 26, 2013, executives, including the Named Executive Officers, were granted restricted stock under the Haynes International, Inc. 2009 Restricted Stock Plan. Two types of restricted shares were granted: those with performance-based vesting and those with time-based vesting. For the grant of performance-based restricted shares, the Compensation Committee established a three-year net income performance goal for the period of October 1, 2013 through September 30, 2016 which will determine whether these restricted shares will vest or be forfeited on September 30, 2016. The restricted shares which are subject to time-based vesting will vest on the third anniversary of the date of grant.

Grants of Plan-Based Awards Table

		Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Type	Date	Threshold	Target	Maximum	Awards	Units	Options	Awards(1)	Awards(2)
M. M. Comerford	MIP	11/26/13	$207,200	$414,400	$621,600
	Option	11/26/13						15,000	$52.78	$209,100
	Restricted Stock-Time-based	11/26/13					3,900			$205,842
	Restricted Stock-Perf.-based	11/26/13				3,900				$205,842
D. W. Maudlin	MIP	11/26/13	$67,500	$135,000	$202,500
	Option	11/26/13						4,000	$52.78	$55,760
	Restricted Stock-Time-based	11/26/13					1,100			$58,058
	Restricted Stock-Perf.-based	11/26/13				1,100				$58,058
M. C. Losch III	MIP	11/26/13	$57,500	$115,000	$172,500
	Option	11/26/13						4,000	$52.78	$55,760
	Restricted Stock-Time-based	11/26/13					1,100			$58,058
	Restricted Stock-Perf.-based	11/26/13				1,100				$58,058
S. R. Pinkham	MIP	11/26/13	$60,000	$120,000	$180,000
	Option	11/26/13						4,000	$52.78	$55,760
	Restricted Stock-Time-based	11/26/13					1,100			$58,058
	Restricted Stock-Perf.-based	11/26/13				1,100				$58,058
V. R. Ishwar	MIP	11/26/13	$60,000	$120,000	$180,000
	Option	11/26/13						4,000	$52.78	$55,760
	Restricted Stock-Time-based	11/26/13					1,100			$58,058
	Restricted Stock-Perf.-based	11/26/13				1,100				$58,058

(1)                                         The exercise price of each option is equal to the closing market price of shares of common stock on the trading day prior to the grant date.

(2)                                         Represents the grant date fair value calculated in accordance with FASB ASC Topic 718, but excludes any forfeiture assumptions related to service- based vesting conditions as prescribed by SEC rules.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information on the Named Executive Officers’ outstanding equity awards as of September 30, 2014. The equity awards consist of stock options and shares of restricted stock. The table includes the following:

Number of Securities Underlying Unexercised Options (Exercisable)—This column represents options to buy shares of common stock which are fully vested and subject to forfeiture only with respect to a break in service.

Number of Securities Underlying Unexercised Options (Unexercisable)—This column represents options to buy shares of common stock which are not fully vested. All options vest in three equal annual installments on the first, second and third anniversaries of the grant date.

Option Exercise Price—All outstanding option exercise prices are equal to the closing market price of shares of common stock on the day prior to grant date.

Option Expiration Date—This is the date upon which an option will expire if not yet exercised by the option holder. In all cases, this is ten years from the date of grant.

Number of Unearned Shares That Have Not Vested—All shares of restricted stock granted in fiscal 2014 are unvested. Two types of restricted shares were granted: those with performance-based vesting and those with time-based vesting. For the grant of performance-based restricted shares, the Compensation Committee established a three-year net income performance goal for the period of October 1, 2013 through September 30, 2016 which will determine whether these restricted shares will vest or be forfeited. The restricted shares which are subject to time-based vesting will vest on the third anniversary of the date of grant.

Market Value of Unearned Shares That Have Not Vested—The market value of unvested shares of restricted stock is based upon the September 30, 2014 closing price of the Company’s common stock of $45.99 and is calculated in accordance with FASB ASC Topic 718.

	Option Awards					Restricted Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (Exercisable)(1)	Number of securities underlying unexercised options (Unexercisable)	Option Exercise Price	Option Expiration Date	Number of Shares that Have Not Vested(2)	Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested(3)	Market Value of Unearned Shares That Have Not Vested
M. M. Comerford	10/01/08	20,000	—	$46.83	10/01/18	—	—	—	—
	11/24/10	8,800		$40.26	11/24/20
	11/25/11	4,667	2,333	$55.88	11/25/21	3,000	$137,970	3,000	$137,970
	11/20/12	4,200	8,400	$47.96	11/20/22	3,700	$170,163	3,700	$170,163
	11/26/13	—	15,000	$52.78	11/26/23	3,900	$179,361	3,900	$179,361
D. W. Maudlin	3/30/07	5,000	—	$72.93	3/30/17	—	—	—	—
	3/31/08	6,000	—	$54.00	3/31/18	—	—	—	—
	11/25/11	800	400	$55.88	11/25/21	500	$22,995	500	$22,995
	11/20/12	1,100	2,200	$47.96	11/20/22	1,000	$45,990	1,000	$45,990
	11/26/13	—	4,000	$52.78	11/26/23	1,100	$50,589	1,100	$50,589
M. C. Losch II	3/30/07	8,000	—	$72.93	3/30/17	—	—	—	—
	3/31/08	6,500	—	$54.00	3/31/18	—	—	—	—
	3/31/09	2,084	—	$17.82	3/31/19	—	—	—	—
	1/08/10	3,700	—	$34.00	1/08/20	—	—	—	—
	11/24/10	2,300	—	$40.26	11/24/20
	11/25/11	1,267	633	$55.88	11/25/21	800	$36,792	800	$36,792
	11/20/12	1,133	2,267	$47.96	11/20/22	1,000	$45,990	1,000	$45,990
	11/26/13	—	4,000	$52.78	11/26/23	1,100	$50,589	1,100	$50,589
S. R. Pinkham	3/30/07	5,000	—	$72.93	3/30/17	—	—	—	—
	3/31/08	10,000	—	$54.00	3/31/18	—	—	—	—
	3/31/09	6,500	—	$17.82	3/31/19	—	—	—	—
	1/08/10	4,100	—	$34.00	1/08/20	—	—	—	—
	11/24/10	2,500	—	$40.26	11/24/20
	11/25/11	1,267	633	$55.88	11/25/21	800	$36,792	800	$36,792
	11/20/12	1,167	2,333	$47.96	11/20/22	1,000	$45,990	1,000	$45,990
	11/26/13	—	4,000	$52.78	11/26/23	1,100	$50,589	1,100	$50,589
V. R. Ishwar	01/08/10	2,500	—	$34.00	1/08/20	—	—	—	—
	11/24/10	2,100	—	$40.26	11/24/20
	11/25/11	1,267	633	$55.88	11/25/21	800	$36,792	800	$36,792
	11/20/12	1,167	2,333	$47.96	11/20/22	1,000	$45,990	1,000	$45,990
	11/26/13	—	4,000	$52.78	11/26/23	1,100	$50,589	1,100	$50,589

(1)                                         Vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(2)                                         Vest on the third anniversary of the grant date.

(3)                                        Vest on the third anniversary of the grant date if the Company has met a three-year net income performance goal.

Option Exercises and Stock Vested

Mr. Comerford exercised options to purchase 15,000 shares and sold 11,841 shares on December 27, 2013.  Mr. Maudlin exercised and sold 3,904 shares on December 9, 2013.  The following table provides information concerning the exercise of stock options and vesting of restricted stock awards for the Named Executive Officers in fiscal 2014.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
M. M. Comerford	15,000	$390,050	7,200	$384,336
D. W. Maudlin	3,904	$83,497	1,200	$64,056
M. C. Losch II	—	—	2,200	$117,436
S. R. Pinkham	—	—	2,200	$117,436
V. R. Ishwar	—	—	1,800	$96,084

(1)                   This column is calculated by multiplying the number of shares acquired by the difference between the actual sale price on the date of exercise and the exercise price of the stock options.  The Named Executive Officers exercised the following stock options in fiscal 2014.

Name	Date of Exercise	Number of Shares Acquired on Exercise (#)	Option Exercise Price ($/Share)	Sold or Retained	Sale or Closing Price on Date of Exercise ($/Share)	Value Realized on Exercise ($)
M.M. Comerford	12/27/13	5,000	$17.82	Partially Retained(a)	$54.61	$183,950
	12/27/13	10,000	$34.00	Partially Retained(b)	$54.61	$206,100
D.W. Maudlin	12/09/13	804	$17.82	Sold	$54.14	$29,201
	12/09/13	1,800	$34.00	Sold	$54.14	$36,252
	12/09/13	1,300	$40.26	Sold	$54.14	$18,044

(a)        Upon exercising, Mr. Comerford sold 3,380 shares and retained 1,620 shares

(b)       Upon exercising, Mr. Comerford sold 8,461 shares and retained 1,539 shares

(2)                           This column is calculated by multiplying the number of shares acquired by the closing price of a share of Common Stock on the vesting date.  The Named Executive Officers had the following stock awards vest in fiscal 2014:

Name	Type of Award	Vesting Date	Number of Shares Acquired on Vesting (#)	Closing Price on Vesting Date ($/Share)	Value Realized on Vesting ($)
M.M. Comerford	Time-Based Restricted Stock	11/24/13	3,600	$53.38	$192,168
	Performance-Based Restricted Stock	11/24/13	3,600	$53.38	$192,168
D.W. Maudlin	Time-Based Restricted Stock	11/24/13	600	$53.38	$32,028
	Performance-Based Restricted Stock	11/24/13	600	$53.38	$32,028
M.C. Losch II	Time-Based Restricted Stock	11/24/13	1,100	$53.38	$58,718
	Performance-Based Restricted Stock	11/24/13	1,100	$53.38	$58,718
S.R. Pinkham	Time-Based Restricted Stock	11/24/13	1,100	$53.38	$58,718
	Performance-Based Restricted Stock	11/24/13	1,100	$53.38	$58,718
V.R. Ishwar	Time-Based Restricted Stock	11/24/13	900	$53.38	$48,042
	Performance-Based Restricted Stock	11/24/13	900	$53.38	$48,042

Pension Benefits

The Company maintains a defined benefit pension plan for the benefit of eligible domestic employees designated as the Haynes International, Inc. Pension Plan. The pension plan is qualified under Section 401 of the Internal Revenue Code, permitting the Company to deduct for federal income tax purposes all amounts the Company contributes to the pension plan pursuant to funding requirements. The following table sets forth the present value of accumulated benefits payable in installments after retirement, based on retirement at age 65. As of December 31, 2005, the Pension Plan was closed to new salaried employees and, as of December 31, 2007, the benefits of all salaried participants in the Pension Plan were frozen and no further benefits will accumulate. No payments were made to any of the Named Executive Officers pursuant to the Pension Plan in fiscal 2014.

Name	Year	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
M. M. Comerford	2014	Defined Benefit	NA	—
D. W. Maudlin	2014	Defined Benefit	9	$48,913
M. C. Losch III	2014	Defined Benefit	26	$356,697
S. R. Pinkham	2014	Defined Benefit	14	$135,881
V. R. Ishwar	2014	Defined Benefit	29	$370,414

Participants in the pension plan are eligible to receive an unreduced pension annuity upon the first to occur of (i) reaching age 65, (ii) reaching age 62 and completing ten years of benefit service or (iii) completing 30 years of benefit service. The final option is available only for salaried employees who were plan participants in the pension plan on March 31, 1987. For salaried employees who retire on or after July 2, 2002 under option (i) or (ii) above, the normal monthly pension benefit provided under the pension plan is the greater of (i) 1.6% of the employee’s average monthly earnings multiplied by years of benefit service, plus an additional 0.5% of the employee’s average monthly earnings, if any, in excess of Social Security covered compensation multiplied by years of benefit service up to 35 years, or (ii) the employee’s accrued benefits as of September 30, 2002. For salaried employees who retire on or after July 2, 2002 under option (iii) above (with 30 years of benefit service), the normal monthly pension provided under the pension plan is equal to one of the following as elected by the participant: (i) the accrued benefit as of March 31, 1987 plus any supplemental retirement benefit payable to age 62; (ii) the accrued benefit as of March 31, 1987 plus any supplemental retirement benefit payable to any age elected by the participant (prior to 62) and thereafter the actuarial equivalent of the benefit payable for retirement under options (i) and (ii) above; or (iii) if the participant is at least age 55, the actuarial equivalent of the benefit payable for retirement under options (i) and (ii) above. There are provisions for delayed retirement, early retirement benefits, disability retirement, death benefits, optional methods of benefits payments, payments to an employee who leaves after five or more years of service and payments to an employee’s surviving spouse. Participants’ interests are vested and they are eligible to receive pension benefits after completing five years of service. However, all participants as of October 1, 2001 became 100% vested in their benefits on that date. Vested benefits are generally paid to retired employees beginning at or after age 55.

Potential Payments Upon Termination or Change of Control

As described in the Compensation Discussion and Analysis, Mr. Comerford has an employment agreement and the other Named Executive Officers have termination benefits agreements that provide for payments to the Named Executive Officers at, following or in connection with a termination of their employment in the circumstances described in those agreements. In addition, certain of the Company’s compensation plans and arrangements provide for acceleration of vesting of outstanding unvested options and restricted stock in certain circumstances described therein, including a “change of control” of the Company.

The information below generally describes payments or benefits payable to the Named Executive Officers (including Mr. Comerford) under agreements between the Named Executive Officers and the Company or under the Company’s compensation plans and arrangements in the event of a change of control of the Company or the termination of the Named Executive Officer’s employment, whether prior to or following a change of control of the Company. Any such payments or benefits that a Named Executive Officer has elected to defer would be provided in accordance with the requirements of Internal Revenue Code Section 409A. Payments or benefits under other plans and arrangements that are generally available to the Company’s employees on similar terms are not described. Certain capitalized terms used in this discussion are defined under the caption “Certain Definitions” below.

Conditions and Obligations Applicable to Receipt of Termination/Change of Control Payments

Under the applicable compensation agreements, each Named Executive Officer has agreed not to compete with, or solicit the employees of the Company during and for a one-year period (two years for Mr. Comerford) after termination of employment. Further, each Named Executive Officer is obligated to maintain the confidentiality of Company information and to assign all inventions, improvements, discoveries, designs, works of authorship, concepts or ideas or expressions thereof to the Company. The Company is entitled to cease making payments or providing benefits due under the applicable agreement if the Named Executive Officer breaches the confidentiality, non-competition or non-solicitation provisions of the agreement.

As a condition to the receipt of the payments and other benefits to be received by the Named Executive Officers under the applicable agreements upon termination of employment, each Named Executive Officer must execute and deliver to the Company a release of all claims against the Company, including claims arising out of his employment with the Company. Certain payments to Mr. Comerford are required to be made or commence on the date that the release executed by him in connection with the termination of his employment becomes effective (generally seven days following execution thereof by Mr. Comerford). In addition to the release, Named Executive Officers may be asked to sign letter agreements reaffirming their applicable confidentiality, non-competition and non-solicitation obligations and may enter into extended non-competition agreements with the Company.

Payments Made Upon Death or Disability

Upon death or total disability, the Company’s compensation plans and arrangements for the Named Executive Officers provide as follows:

•                  Each Named Executive Officer (other than Mr. Comerford) or his heirs, estate, personal representative or legal guardian, as appropriate, is entitled to receive a lump sum payment equal to the sum of (i) the Named Executive Officer’s earned but unpaid base salary and bonus through the termination date; (ii) any reimbursable expenses incurred by the Named Executive Officer and not reimbursed as of the termination date; and (iii) a bonus for the fiscal year in which the termination date occurs in an amount equal to his target bonus for such fiscal year pro-rated based upon the number of days he worked in the fiscal year in which the termination date occurs.

•                  Mr. Comerford or his heirs, estate, personal representative or legal guardian, as appropriate, is entitled to receive a lump sum payment equal to the sum of (i) his earned but unpaid base salary through the termination date; (ii) any bonus earned prior to the termination date that remains unpaid on the termination date; and (iii) any reimbursable expenses incurred by Mr. Comerford and not reimbursed as of the termination date.

•                  All unvested stock options held by the Named Executive Officer will vest immediately and all options will remain exercisable for six months from the termination date, but in no event later than the expiration date of such stock options as specified in the applicable option agreement.

•                  All restrictions on transfer of any shares of restricted stock held by the Named Executive Officer on the termination date, including vesting conditions, will lapse as of the termination date, so long as the Named Executive Officer has been continuously employed by the Company between the grant date and the termination date.

•                  In the case of death, the Named Executive Officer’s designated beneficiary is entitled to receive the death benefit under a Company-provided life insurance policy in the amount of two times the Named Executive Officer’s base salary (four times base salary for Mr. Comerford).

•                  In the case of total disability, the Named Executive Officer will be entitled to disability benefits under the Company’s executive long-term disability plans. Each Named Executive Officer is entitled to disability benefits under a group plan and an individual plan. The group plan provides for a monthly benefit equal to 50% of monthly base salary, subject to a maximum benefit of $10,000 per month. The individual plan provides for a monthly benefit equal to 70% of monthly base salary, subject to a maximum benefit of $5,000 per month. Benefits under the plan are payable monthly beginning 90 days after the employee becomes disabled and continuing until age 65.

Payments Made Upon Other Termination

If the employment of any of the Named Executive Officers (other than Mr. Comerford) is terminated by the Company for “cause” (as defined in the Termination Benefits Agreements), or is terminated by the Named Executive Officer without “good reason”(as defined in the Termination Benefits Agreements), the Named Executive Officer would be entitled to receive a lump sum cash payment equal to the sum of (i) the Named Executive Officer’s earned but unpaid base salary through the termination date; (ii) any accrued but unpaid compensation, including any unpaid bonus compensation; and (iii) any reimbursable expenses incurred by the Named Executive Officer and not reimbursed as of the termination date.

If, prior to any change of control, the employment of any Named Executive Officer (other than Mr. Comerford) is terminated by the Company without “cause” or is terminated by the Named Executive Officer with “good reason”, the Named Executive Officer would be entitled to receive a lump sum payment equal to the sum of (i) the Named Executive Officer’s earned but unpaid base salary through the termination date; (ii) any accrued but unpaid compensation, including any unpaid bonus compensation; (iii) any reimbursable expenses incurred by the Named Executive Officer and not reimbursed as of the termination date; and (iv) a bonus for the fiscal year in which the termination date occurs in an amount equal to his target bonus for such fiscal year pro-rated based upon the number of days he worked in the fiscal year in which the termination date occurs.

If Mr. Comerford’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or by Mr. Comerford without “good reason” (as defined in his employment agreement), Mr. Comerford is entitled to receive a lump sum payment equal to the sum of (i) his earned but unpaid base salary through the termination date; (ii) any bonus earned prior to the termination date that remains unpaid on the termination date; and (iii) any reimbursable expenses incurred by Mr. Comerford and not reimbursed as of the termination date.

If, prior to or more than 24 months after a change of control, Mr. Comerford’s employment is terminated by the Company without “cause” or by Mr. Comerford for “good reason”,

•                  Mr. Comerford is entitled to receive a lump sum payment equal to the sum of (i) his earned but unpaid base salary through the termination date; (ii) any bonus earned prior to the termination date that remains unpaid on the termination date; and (iii) any reimbursable expenses incurred by Mr. Comerford and not reimbursed as of the termination date.

•                  Mr. Comerford is entitled to a continuation of his annual salary as in effect immediately prior to such termination date through the end of the then current employment term, payable in accordance with the then prevailing payroll practices of the Company.

•                  If Mr. Comerford is not otherwise entitled to a bonus for the same period or fiscal year as part of his termination benefits, Mr. Comerford is entitled to receive a bonus for the fiscal year in which the termination date occurs in an amount equal to his target bonus for such fiscal year pro-rated based upon the number of whole months he worked in the fiscal year in which the termination date occurs.

Payments Made Upon or Following a Change of Control

The Company’s 2009 Restricted Stock Plan provides that all restrictions imposed on shares of restricted stock subject to restricted stock awards under the plan, including vesting conditions, lapse upon a change of control. Similarly, all unvested stock options issued pursuant to the Company’s stock option plans vest automatically upon the occurrence of the events described in clauses (i) or (ii) of the definition of a “change of control” below, and the Board of Directors has discretion to accelerate the vesting of unvested stock options in the event of any other event constituting a change of control. In the event that the employment of a Named Executive Officer (other than Mr. Comerford) is terminated by the Company without “cause” or by the Named Executive Officer for “good reason” within 12 months following a change of control,

•                  The Named Executive Officer is entitled to receive a lump sum payment equal to the sum of (i) the Named Executive Officer’s accrued but unpaid base salary through the termination date; (ii) any accrued but unpaid compensation, including any unpaid bonus compensation; (iii) any reimbursable expenses incurred by the Named Executive Officer and not reimbursed as of the termination date; (iv) a bonus for the fiscal year in which the termination date occurs in an amount equal to his target bonus for such fiscal year pro- rated based upon the number of days he worked in the fiscal year in which the termination date occurs; and (v) an amount equal to one year’s base salary.

•                  All unvested stock options held by the Named Executive Officer will vest immediately and all options will remain exercisable for one year from the termination date, but in no event later than the expiration date of such stock options as specified in the applicable option agreement.

•                  The Named Executive Officer and his dependents are entitled to medical, hospitalization and life insurance benefits that he received immediately prior to termination for a period of one year following the termination date, unless the Named Executive Officer obtains comparable benefits from another employer.

If Mr. Comerford’s employment is terminated by the Company without “cause” or by Mr. Comerford for “good reason” within 24 months after a change of control,

•                  Mr. Comerford is entitled to receive a lump sum payment equal to the sum of (i) his earned but unpaid base salary through the termination date; (ii) any bonus earned prior to the termination date that remains unpaid on the termination date; and (iii) any reimbursable expenses incurred by Mr. Comerford and not reimbursed as of the termination date.

•                  Mr. Comerford is entitled to a cash payment equal to three times his annual salary as in effect immediately prior to the termination date, payable in equal monthly installments of one-twelfth of the total amount of the cash payment.

•                  Any unvested stock options held by Mr. Comerford as of the termination date will become vested and exercisable and will remain exercisable after the termination date for a period equal to the lesser of (i) six months following the termination date or (ii) the expiration of the original exercise period of such option.

Certain Definitions

A termination for “cause”, as defined in the Termination Benefits Agreements, means a termination by reason of the good faith determination of the Company’s Board of Directors that the Named Executive Officer (1) continually failed to substantially perform his duties to the Company (other than a failure resulting from his medically documented incapacity due to physical or mental illness), including, without limitation, repeated refusal to follow the reasonable directions of the Company’s Chief Executive Officer (or, in Mr. Comerford’s case, the Board), knowing violation of the law in the course of performance of his duties with the Company, repeated absences from work without a reasonable excuse or intoxication with alcohol or illegal drugs while on the Company’s premises during regular business hours, (2) engaged in conduct which constituted a material breach of the confidentiality, non- competition or non-solicitation provisions of the applicable agreement, (3) was indicted (or equivalent under applicable law), convicted of or entered a plea of nolo contendere to the commission of a felony or crime involving dishonesty or moral turpitude, (4) engaged in conduct which is demonstrably and materially injurious to the financial condition, business reputation, or otherwise of the Company or its subsidiaries or affiliates or (5) perpetuated a fraud or embezzlement against the Company or its subsidiaries or affiliates, and in each case the particular act or omission was not cured, if curable, in all material respects by the Named Executive Officer within thirty (30) days (or by Mr. Comerford within 15 days) after receipt of written notice from the Board.

The term “change of control” has varying definitions under the different plans and agreements, but generally means the first to occur of the following: (i) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing a majority of the combined voting power of the Company’s then outstanding securities (assuming conversion of all outstanding non-voting securities into voting securities and the exercise of all outstanding options or other convertible securities); (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the effective date, constitute the Board of Directors and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the effective date or whose appointment, election or nomination for election was previously so approved or recommended; (iii) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation other than (x) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent, either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof, a majority of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (y) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing a majority of the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the

Company’s assets, or to an entity a majority of the combined voting power of the voting securities of which is owned by substantially all of the stockholders of the Company immediately prior to such sale in substantially the same proportions as their ownership of the Company immediately prior to such sale.

The term “good reason” means the occurrence of any of the following actions or failures to act if it is not consented to by the Named Executive Officer in writing: (a) a material adverse change in the Named Executive Officer’s duties, reporting responsibilities, titles or elected or appointed offices; (b) a material reduction by the Company in the Named Executive Officer’s base salary or annual bonus opportunity, not including any reduction resulting from changes in the market value of securities or other instruments paid or payable to the Named Executive Officer; or (c) solely with respect to Mr. Comerford, any change of more than 50 miles in the location of the principal place of Mr. Comerford’s employment. None of the actions described in clauses (a) and (b) above shall constitute “good reason” if it was an isolated and inadvertent action not taken in bad faith by the Company and if it is remedied by the Company within 30 days after receipt of written notice thereof given by the Named Executive Officer (or, if the matter is not capable of remedy within 30 days, then within a reasonable period of time following such 30-day period, provided that the Company has commenced such remedy within said 30-day period); provided that “good reason” ceases to exist for any action described in clauses (a) and (b) above on the 60th day following the later of the occurrence of such action or the Named Executive Officer’s knowledge thereof, unless the Named Executive Officer has given the Company written notice thereof prior to such date.

Quantification of Payments and Benefits

The following tables quantify the potential payments and benefits upon termination or a change of control of the Company for each of the Named Executive Officers, assuming the Named Executive Officer’s employment terminated on September 30, 2014, given the Named Executive Officer’s compensation and service level as of that date and, if applicable, based on the Company’s closing stock price of $45.99 on that date. Other assumptions made with respect to specific payments or benefits are set forth in applicable footnotes to the tables. Information regarding the present value of pension benefits for each of the Named Executive Officers is set forth above under the caption “Pension Benefits” on page 20. Due to the number of factors that affect the nature and amount of any payments or benefits provided upon a termination or change of control, including, but not limited to, the date of any such event, the Company’s stock price and the Named Executive Officer’s age, any actual amounts paid or distributed may be different. None of the payments set forth below would be grossed-up for taxes.

M. M. Comerford

Executive Benefits and Payments Upon Termination	Death		Disability		Voluntary or For Cause Term.	Invol. Term. Not for Cause or Term. for Good Reason		Change of Control
Performance-based Cash Payment(1)	$414,400		$414,400		0	$414,400		$414,400	(3)
Cash Severance	0		0		0	$518,000	(2)	$1,554,000	(3)
Stock Options(4)	0		0		0	0		0
Restricted Stock—Performance(5)	$487,494		$487,494		0	0		$487,494
Restricted Stock—Time(5)	$487,494		$487,494		0	0		$487,494
Life and Long-Term Disability Insurance Benefits	$2,072,000	(6)	$1,797,417	(7)	0	0		16,880

D. W. Maudlin

Executive Benefits and Payments Upon Termination	Death		Disability		Voluntary or For Cause Term.	Invol. Term. Not for Cause or Term. for Good Reason	Change of Control
Performance-based Cash Payment(1)	$135,000		$135,000		0	$135,000	$135,000	(8)
Cash Severance	0		0		0	0	$225,000	(8)
Stock Options(4)	0		0		0	0	0
Restricted Stock—Performance(5)	$119,574		$119,574		0	0	$119,574
Restricted Stock—Time(5)	$119,574		$119,574		0	0	$119,574
Life and Long-Term Disability Insurance Benefits	$450,000	(6)	$2,189,820	(7)	0	0	12,636

M. C. Losch III

Executive Benefits and Payments Upon Termination	Death		Disability		Voluntary or For Cause Term.	Invol. Term. Not for Cause or Term. for Good Reason	Change of Control
Performance-based Cash Payment(1)	$115,000		$115,000		0	$115,000	$115,000	(8)
Cash Severance	0		0		0	0	$230,000	(8)
Stock Options(4)	0		0		0	0	0
Restricted Stock—Performance(5)	$133,371		$133,371		0	0	$133,371
Restricted Stock—Time(5)	$133,371		$133,371		0	0	$133,371
Life and Long-Term Disability Insurance Benefits	$460,000	(6)	$1,576,886	(7)	0	0	12,669

S. R. Pinkham

Executive Benefits and Payments Upon Termination	Death		Disability		Voluntary or For Cause Term.	Invol. Term. Not for Cause or Term. for Good Reason	Change of Control
Performance-based Cash Payment(1)	$120,000		$120,000		0	$120,000	$120,000	(8)
Cash Severance	0		0		0	0	$240,000	(8)
Stock Options(4)	0		0		0	0	0
Restricted Stock—Performance(5)	$133,371		$133,371		0	0	$133,371
Restricted Stock—Time(5)	$133,371		$133,371		0	0	$133,371
Life and Long-Term Disability Insurance Benefits	$480,000	(6)	$2,278,673	(7)	0	0	12,736

V. R. Ishwar

Executive Benefits and Payments Upon Termination	Death		Disability		Voluntary or For Cause Term.	Invol. Term. Not for Cause or Term. for Good Reason	Change of Control
Performance-based Cash Payment(1)	$120,000		$120,00		0	$120,000	$120,000	(8)
Cash Severance	0		0		0	0	$240,000	(8)
Stock Options(4)	0		0		0	0	0
Restricted Stock—Performance(5)	$133,371		$133,371		0	0	$133,371
Restricted Stock—Time(5)	$133,371		$133,371		0	0	$133,371
Life and Long-Term Disability Insurance Benefits	$480,000	(6)	$499,516	(7)	0	0	12,736

(1)                                     Represents base salary as of September 30, 2014 multiplied by the target percentage of the fiscal year 2014 MIP.

(2)                                     In the case of termination by the Company without cause, Mr. Comerford would be paid through the end of his employment agreement which expires on September 30, 2015.

(3)                                     Represents the amount payable to Mr. Comerford if his employment is terminated within 24 months after a change of control by the Company without “cause” or by Mr. Comerford for “good reason”.

(4)                                     Represents market value of $45.99 per share minus the exercise price for all unvested options (but not less than zero). The number of unvested options for each Named Executive Officer is set forth in the Outstanding Equity Awards at Fiscal Year End table at page 18 above.

(5)                                     Represents the market value of $45.99 of all unvested restricted shares in the case of death or disability and in the case of a change of controls. The number of unvested restricted shares for each Named Executive Officer is set forth in the Outstanding Equity Awards at Fiscal Year End table at page 18 above.

(6)                                     Represents death benefit under a life insurance policy, the premiums on which are paid by the Company, equal to four times base salary for Mr. Comerford and two times base salary for the other Named Executive Officers.

(7)                                     Represents the present value of benefits payable under the Company’s executive long-term disability plans, determined using the same discount rate used to determine the Company’s funding obligation under the pension plan.

(8)                                     Represents the amount payable to the Named Executive Officer if his employment is terminated within 12 months after a change of control by the Company without “cause” or by the Named Executive Officer for “good reason”.

Director Compensation Program

Directors who are also Company employees do not receive compensation for their services as directors. Following is a description of the Company’s compensation program for non-management directors in fiscal 2014. In consultation with its independent compensation consultant, Total Rewards Strategies, the Compensation Committee reviews the compensation paid to non-management directors and recommends changes to the Board of Directors, as appropriate.

Director Compensation Table

The following table provides information regarding the compensation paid to the Company’s non-employee members of the Board of Directors in fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)(1)	Dividends on Stock Awards ($)	Total ($)
J. C. Corey, Chairman	$115,000	$79,170	$3,828	$197,998
P. J. Bohan, Director	$42,500	$79,170	$957	$122,627	(2)
D. C. Campion, Director	$105,000	$79,170	$3,828	$187,998
R. H. Getz, Director	$90,000	$79,170	$3,828	$172,998
T. J. McCarthy, Director	$102,500	$79,170	$3,828	$185,498
M. L. Shor, Director	$83,750	$79,170	$3,564	$166,484
W. P. Wall, Director	$95,333	$79,170	$3,828	$178,831

(1)  Represents restricted stock with a grant date fair value equal to $52.78 for all directors, which was the closing price of the Company’s common stock on the trading day prior to the date of the grant computed in accordance with FASB ASC Topic 718. The shares of restricted stock are subject to vesting as described more fully under “Director Compensation Program—Equity Compensation”.

(2)  Mr. Bohan retired from the Board on February 24, 2014, and therefore received fees for only a portion of fiscal 2014

Director Compensation Analysis

Total Rewards Strategies, the Compensation Committee’s independent compensation consulting firm, reviewed the Board of Directors’ total compensation in fiscal 2014, including Board of Directors and Committee annual retainers and restricted stock grants. Specifically, Total Rewards Strategies provided a memorandum to the Compensation Committee describing compensation trends in 2014, comparing Haynes fiscal 2010, 2011, 2012 and 2013 director compensation to the comparator group companies, (as identified under “Committee Procedures”) and making recommendations with respect to director compensation. Based upon its review of this information, the Compensation Committee, in consultation with Total Rewards Strategies, determined to maintain the existing director compensation structure.

Annual Retainer

Non-management members of the Board of Directors receive a $60,000 annual retainer related to their Board of Directors duties and responsibilities, which is paid in advance in four equal installments of $15,000 each. Additionally, there is a $40,000 annual retainer for serving as Chairman of the Board, also paid in four equal installments. The Company reimburses directors for their out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committee thereof and other expenses incurred by directors in connection with their service to the Company.

Committee Fees

Directors receive an additional annual retainer of $15,000 for each committee on which they serve, paid in four equal installments. In addition, there is a $15,000 annual retainer for serving as the chairman of the Audit Committee, a $12,500 annual retainer for serving as the chairman of the Compensation Committee or the Risk Committee and a $10,000 annual retainer for serving as the chairman of any other committee of the Board of Directors.

Equity Compensation

On November 26, 2013, each director was granted 1,500 shares of restricted stock pursuant to the Haynes International, Inc. 2009 Restricted Stock Plan. In making its decision to award restricted stock, the Compensation

Committee considered information provided by Total Rewards Strategies on methods of encouraging long-term stock ownership by directors, as well as information regarding how comparator group companies utilized restricted or deferred stock. The shares of restricted stock will vest in full on the earlier of (i) the third anniversary of the grant date, or (ii) the failure of the director to be re-elected at an annual meeting of the stockholders of the Company as a result of the director being excluded from the nominations for any reason other than “cause” as defined in the 2009 Restricted Stock Plan.

For restricted stock grants made after November 24, 2014, the restricted stock vesting period for grants made to non-employee directors will be one year rather than three years in order to reflect the fact that non-employee directors’ annual restricted stock grants are intended to compensate non-employee directors for one year’s service and in order to align with restricted stock grants made to non-employee directors by similar public companies.

Additionally, the directors received dividends throughout fiscal 2014 on restricted stock held on the record date of each dividend paid during the year.

Indemnification Agreements

Pursuant to individual written agreements, the Company indemnifies all of its directors against loss or expense arising from such individuals’ service to the Company and its subsidiaries and affiliates and to advance attorneys’ fees and other costs of defense to such individuals in respect of claims that may be eligible for indemnification under certain circumstances.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of September 30, 2014 were Messrs. McCarthy, Campion, Getz and Shor. None of the members of the Compensation Committee are now serving or previously have served as employees or officers of the Company or any subsidiary, and none of the Company’s executive officers serve as directors of, or in any compensation related capacity for, companies with which members of the Compensation Committee are affiliated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Listed below are the only individuals and entities known by the Company to beneficially own more than 5% of the outstanding common stock of the Company as of January 16, 2015 (assuming that their holdings have not changed from such other date as may be shown below):

Name	Number	Percent(1)
FMR LLC.(2)	1,849,828	15.00%
BlackRock, Inc.(3)	1,412,621	11.50%
Royce & Associates, LLC.(4)	1,234,972	10.00%
T. Rowe Price Associates, Inc.(5)	975,508	7.90%
The Vanguard Group(6)	807,151	6.54%
NewSouth Capital Management, Inc. (7)	702,545	5.70%

(1)	The percentage is calculated on the basis of 12,446,300 shares of common stock outstanding as of January 16, 2015.

(2)

The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. Based solely on Schedule 13G, filed February 14, 2014 with the Securities and Exchange Commission. Represents sole dispositive power over 1,849,828 shares.

(3)

The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022. Based solely on the Schedule 13G/A, filed January 10, 2014 with the Securities and Exchange Commission. Represents sole voting power over 1,364,085 shares and sole dispositive power over 1,412,621 shares.

(4)

The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, New York 10151. Based solely on the Schedule 13G, filed January 6, 2014 with the Securities and Exchange Commission. Represents sole voting power and dispositive power over 1,234,972 shares.

(5)

The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, 10th floor, Baltimore, Maryland 21202. Based solely on Schedule 13G, filed February 11, 2014 with the Securities and Exchange Commission. Represents sole voting power over 152,850 shares and sole dispositive power over 975,508 shares.

(6)

The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Based solely on Schedule 13G, filed February 11, 2014 with the Securities and Exchange Commission. Represents sole voting power over 19,145 shares, sole dispositive power over 789,206 shares and shared dispositive power over 17,945 shares.

(7)

The address of NewSouth Capital Management, Inc. is 999 S. Shady Grove Rd., Suite 501, Memphis, Tennessee 38120. Based solely on Schedule 13G, filed February 7, 2014 with the Securities and Exchange Commission. Represents sole voting power over 578,580 shares and sole dispositive power over 702,545 shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the ownership of shares of the Company’s common stock as of January 16, 2015, by each director, the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated officers during fiscal year 2014 (the “Named Executive Officers”) and the directors and all executive officers as a group. Except as noted below, the directors and executive officers have sole voting and investment power over these shares of common stock. The business address of each person indicated is c/o Haynes International, Inc., 1020 West Park Avenue, P.O. Box 9013, Kokomo, Indiana 46904-9013.

Name	Number	Percent(1)
Mark M. Comerford(2)	88,362	*
John C. Corey(3)	23,199	*
Donald C. Campion(4)	17,230	*
Robert H. Getz(5)	24,750	*
Timothy J. McCarthy(6)	17,913	*
Michael L. Shor(7)	5,750	*
William P. Wall(8)	17,906	*
Marlin C. Losch III(9)	40,542	*
Daniel W. Maudlin(10)	22,803	*
Scott R. Pinkham(11)	44,540	*
Venkat R. Ishwar(12)	17,401	*
All directors and executive officers as a group (16 persons)(13)	407,224	3.21%

*                                         Represents beneficial ownership of less than one percent of the outstanding common stock.

(1)                                     The percentages are calculated on the basis of 12,446,300 shares of common stock outstanding as of January 16, 2015, plus the number of shares underlying stock options held by such person or group which may be acquired within sixty days of January 16, 2015.

(2)                                     Shares of common stock beneficially owned by Mr. Comerford include: 12,300 shares of performance-contingent restricted stock subject to forfeiture, the vesting of which is subject to satisfaction of specified performance criteria and 12,300 shares of time-vesting restricted stock subject to forfeiture, all of which Mr. Comerford has the right to vote; 49,200 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 14,562 shares owned with no restrictions.

(3)                                     Shares of common stock beneficially owned by Mr. Corey include: 4,750 shares of time-vesting restricted stock subject to forfeiture, which Mr. Corey has the right to vote; 4,500 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 13,949 shares owned with no restrictions.

(4)                                     Shares of common stock beneficially owned by Mr. Campion include: 4,750 shares of time-vesting restricted stock subject to forfeiture, which Mr. Campion has the right to vote; 4,500 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 7,980 shares owned with no restrictions.

(5)                                     Shares of common stock beneficially owned by Mr. Getz include: 4,750 shares of time-vesting restricted stock subject to forfeiture, which Mr. Getz has the right to vote; 14,500 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 5,500 shares owned with no restrictions.

(6)                                     Shares of common stock beneficially owned by Mr. McCarthy include: 4,750 shares of time-vesting restricted stock subject to forfeiture, which Mr. McCarthy has the right to vote; 4,500 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 8,663 shares owned with no restrictions.

(7)                                     Shares of common stock beneficially owned by Mr. Shor include: 5,750 shares of time-vesting restricted stock subject to forfeiture, which Mr. Shor has the right to vote.

(8)                                     Shares of common stock beneficially owned by Mr. Wall include: 4,750 shares of time-vesting restricted stock subject to forfeiture, which Mr. Wall has the right to vote; 4,500 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 8,656 shares owned with no restrictions.

(9)                                     Shares of common stock beneficially owned by Mr. Losch include: 3,400 shares of performance-contingent restricted stock subject to forfeiture, the vesting of which is subject to satisfaction of specified performance criteria and 3,400 shares of time-vesting restricted stock subject to forfeiture, all of which Mr. Losch has the right to vote; 28,084 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 5,658 shares owned with no restriction.

(10)                                Shares of common stock beneficially owned by Mr. Maudlin include: 3,400 shares of performance-contingent restricted stock subject to forfeiture, the vesting of which is subject to satisfaction of specified performance criteria and 3,400 shares of time-vesting restricted stock subject to forfeiture, all of which Mr. Maudlin has the right to vote; and 15,733 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 270 shares owned with no restriction.

(11)                                Shares of common stock beneficially owned by Mr. Pinkham include: 3,400 shares of performance-contingent restricted stock subject to forfeiture, the vesting of which is subject to satisfaction of specified performance criteria and 3,400 shares of time-vesting restricted stock subject to forfeiture, all of which Mr. Pinkham has the right to vote; 33,666 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 4,074 shares owned with no restrictions.

(12)                                Shares of common stock beneficially owned by Mr. Ishwar include: 3,400 shares of performance-contingent restricted stock subject to forfeiture, the vesting of which is subject to satisfaction of specified performance criteria and 3,400 shares of time-vesting restricted stock subject to forfeiture, all of which Mr. Ishwar has the right to vote; and 10,166 shares underlying stock options which may be acquired within sixty days of January 16, 2015; and 435 shares owned with no restrictions.

(13)                                Includes 227,867 shares underlying stock options that may be acquired within sixty days of January 16, 2015 and 104,400 shares of restricted stock.

The information contained under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” in this Annual Report on Form 10-K is incorporated herein by reference in response to this item. For additional information regarding the Company’s stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company’s policy is to require that all conflict of interest transactions between the Company and any of its directors, officers or 10% beneficial owners (collectively, “Insiders”) and all transactions where any Insider has a direct or indirect financial interest, including related party transactions required to be reported under Item 404(a) of Regulation S-K, must be reviewed and approved or ratified by the Board of Directors. The material terms of any such transaction, including the nature and extent of the Insider’s interest therein, must be disclosed to the Board of Directors. The Board will then review the terms of the proposed transaction to determine whether the terms of the proposed transaction are fair to the Company and are no less favorable to the Company than those that would be available from an independent third party. Following the Board’s review and discussion, the proposed transaction will be approved or ratified only if it receives the affirmative votes of a majority of the directors who have no direct or indirect financial interest in the proposed transaction, even though the disinterested directors represent less than a quorum. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors which authorizes the contract or transaction.

There were no transactions since the beginning of fiscal 2014 in which the Company is or was a participant in which any “related person”, within the meaning of Section 404(a) of Regulation S-K under the Securities Act of 1933, had or will have a material interest.

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) has acted as the independent registered public accounting firm for the Company and its predecessors since 1998. The information below describes certain fees for professional services rendered by Deloitte to us during the years ended September 30, 2013 and 2014.

Audit Fees—The Company has paid, or expects to pay, audit fees (including cost reimbursements) to Deloitte for the fiscal years ended September 30, 2013 and 2014, including fees for an integrated audit which included the Sarbanes-Oxley attestation audit and reporting to the Securities and Exchange Commission (SEC), of $717,710 and $804,309, respectively.

Audit-Related Fees—The Company has paid, or expects to pay, fees (including cost reimbursements) to Deloitte for audit-related services during fiscal 2013 and 2014 of $50,342 and $54,244, respectively. These services related primarily to benefit plan audits and special projects.

Tax Fees—The Company has paid, or expects to pay, fees (including cost reimbursements) to Deloitte for services related to tax compliance, tax advice and planning service rendered during fiscal 2013 and 2014 of $289,400 and $224,000, respectively. Services include preparation of federal and state tax returns, tax planning and assistance with various business issues including correspondence with taxing authorities.

All Other Fees—The Company did not incur any additional fees for services rendered by Deloitte in the fiscal years ended September 30, 2013 and 2014.

The Audit Committee reviewed the audit and non-audit services rendered by Deloitte and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by the Company’s independent registered public accounting firm are approved in advance by the Board of Directors or the Audit Committee to ensure that such services do not impair the auditors’ independence.

The Company’s policies require that the scope and cost of all work to be performed for the Company by its independent registered public accounting firm must be pre-approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accounting firm on behalf of the Company, the independent registered public accounting firm provides an engagement letter describing the scope of the work to be performed and an estimate of the fees. The Audit Committee and the Chief Financial Officer must review and approve the engagement letter and the fee estimate before authorizing the engagement. The Audit Committee pre-approved 100% of the services rendered by Deloitte in fiscal 2013 and 2014.

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
Mark M. Comerford President and Chief Executive Officer Date: January 30, 2015

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

10.1

Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011).

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

Exhibit Number	Description

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

10.14	Summary of 2014 Management Incentive Plan. (previously filed)

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

21.1	Subsidiaries of the Registrant. (previously filed)

23.1	Consent of Deloitte & Touche LLP. (previously filed)

31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications (previously filed)

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes. (previously filed)

**           Filed herewith