Form 10-Q
period 2014-12-31
HAYNES INTERNATIONAL INC
filed 2015-02-05
CIK 858655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 6, 2015, the registrant had 12,446,300 shares of Common Stock, $.001 par value, outstanding.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART 1                           FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$45,871	$38,374
Accounts receivable, less allowance for doubtful accounts of $861 and $951, respectively	72,439	68,921
Inventories	254,027	266,042
Income taxes receivable	3,235	353
Deferred income taxes	6,297	11,333
Other current assets	2,964	3,649
Total current assets	384,833	388,672
Property, plant and equipment, net	174,083	172,373
Deferred income taxes—long term portion	44,639	39,061
Prepayments and deferred charges	2,031	1,633
Other intangible assets, net	5,185	5,081
Total assets	$610,771	$606,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,957	$35,157
Accrued expenses	13,213	14,078
Revolving credit facility	—	—
Accrued pension and postretirement benefits	4,572	4,572
Deferred revenue—current portion	2,500	2,500
Total current liabilities	62,242	56,307
Long-term obligations (less current portion)	745	745
Deferred revenue (less current portion)	27,829	27,204
Accrued pension benefits	72,315	72,087
Accrued postretirement benefits	100,910	101,103
Total liabilities	264,041	257,446
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,434,748 and 12,467,798 shares issued, 12,418,471 and 12,446,300 shares outstanding at September 30, 2014 and December 31, 2014, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	242,387	242,844
Accumulated earnings	166,999	170,642
Treasury stock, 16,277 shares at September 30, 2014 and 21,498 shares at December 31, 2014	(840)	(1,091)
Accumulated other comprehensive loss	(61,828)	(63,033)
Total stockholders’ equity	346,730	349,374
Total liabilities and stockholders’ equity	$610,771	$606,820

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	December 31,
	2013	2014

Net revenues	$93,700	$110,676
Cost of sales	88,450	90,405
Gross profit	5,250	20,271
Selling, general and administrative expense	9,956	9,736
Research and technical expense	878	887
Operating income (loss)	(5,584)	9,648
Interest income	(46)	(23)
Interest expense	18	16
Income (loss) before income taxes	(5,556)	9,655
Provision for (benefit from) income taxes	(2,064)	3,274
Net income (loss)	$(3,492)	$6,381
Net income (loss) per share:
Basic	$(0.29)	$0.51
Diluted	$(0.29)	$0.51

Dividend declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31
	2013	2014
Net income (loss)	$(3,492)	$6,381
Other comprehensive income (loss), net of tax:
Pension and post-retirement	711	1,254
Foreign currency translation adjustment	1,290	(2,459)
Comprehensive income (loss)	$(1,491)	$5,176

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$(3,492)	$6,381
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,606	4,278
Amortization	104	104
Pension and post-retirement expense — U.S. and U.K.	2,611	3,203
Stock compensation expense	437	457
Excess tax benefit from option exercises and restricted stock vesting	(253)	—
Deferred revenue	(625)	(625)
Deferred income taxes	(4,668)	(177)
Loss on disposition of property	17	113
Change in assets and liabilities:
Accounts receivable	20,462	2,616
Inventories	3,541	(13,344)
Other assets	(1,010)	(308)
Accounts payable and accrued expenses	3,822	(5,188)
Income taxes	2,119	2,910
Accrued pension and postretirement benefits	(2,606)	(1,246)
Net cash provided by (used in) operating activities	24,065	(826)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,313)	(3,214)
Net cash used in investing activities	(9,313)	(3,214)

Cash flows from financing activities:
Dividends paid	(2,720)	(2,738)
Proceeds from exercise of stock options	589	—
Payment for purchase of treasury stock	(335)	(251)
Excess tax benefit from option exercises and restricted stock vesting	253	—
Net cash used in financing activities	(2,213)	(2,989)

Effect of exchange rates on cash	158	(468)
Increase (decrease) in cash and cash equivalents	12,697	(7,497)

Cash and cash equivalents, beginning of period	68,326	45,871
Cash and cash equivalents, end of period	$81,023	$38,374
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$2	$0
Income taxes paid (net of refunds)	$376	$535
Capital expenditures incurred but not yet paid	$3,941	$1,032

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.         Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.         New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect, if any, on its consolidated financial statements

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815).  The objective of the update is to set forth the definition of a derivative instrument and specify how to account for such instruments, including derivatives embedded in hybrid instruments.  In addition, this update establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure.  It is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  The Company does not anticipate a material impact to the consolidated financial statements upon adoption.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805).  The objective of the update is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements.  It became effective on November 18, 2014.  This update did not result in a material impact to the consolidated financial statements or the related disclosures.

Note 3.         Inventories

The following is a summary of the major classes of inventories:

	September 30, 2014	December 31, 2014
Raw Materials	$25,050	$29,093
Work-in-process	144,285	132,844
Finished Goods	83,674	103,049
Other	1,018	1,056
	$254,027	$266,042

Note 4.         Income Taxes

Income tax expense for the three months ended December 31, 2013 and 2014 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended December 31, 2014 was 33.9% compared to 37.1% in the same period of fiscal 2014.  This decrease is attributable to a change in our manufacturer’s deduction in the first quarter of fiscal 2014.

Note 5.         Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2013 and 2014 are as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2013	2014	2013	2014
Service cost	$993	$975	$67	$84
Interest cost	2,855	2,641	1,145	1,096
Expected return	(3,578)	(3,563)	—	—
Amortizations	1,354	1,361	(225)	609
Net periodic benefit cost	$1,624	$1,414	$987	$1,789

The Company contributed zero to Company sponsored domestic pension plans, $987 to its other post-retirement benefit plans and $236 to the U.K. pension plan for the three months ended December 31, 2014. The Company presently expects future contributions of $3,490 to its other post-retirement benefit plan and $739 to the U.K. pension plan for the remainder of fiscal 2015 and is evaluating possible contribution amounts to the U.S. pension plan. The Company has a minimum contribution requirement of approximately $0.8 million in fiscal 2015 to the U.S. pension plan.

Note 6. Legal, Environmental, and Other Contingencies

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, employment, and federal and/or state Equal Employment Opportunity Commission (EEOC) administrative actions. Future expenditures for environmental, employment, intellectual property, and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company is also involved in two actions related to asbestos in its facilities, which were filed in 2012 and 2014, respectively. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. In fiscal 2007, IDEM issued a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements and which was renewed in 2012. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI be conducted in order to further evaluate one additional area of concern and one additional solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

As of September 30, 2014 and December 31, 2014, the Company has accrued $823 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Note 7.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25,000 and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages.  Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur.  Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement.  If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

Note 8.    Intangible Assets

The Company has patents, trademarks, and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. The Company reviews patents for impairment whenever events or circumstances indicate that the carrying amount of a patent may not be recoverable. Recoverability of the patent asset is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

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

Amortization of the patents, non-competes, and other intangibles was $104 for each of the three-month periods ended December 31, 2013 and 2014.

The following represents a summary of intangible assets at September 30, 2014 and December 31, 2014:

September 30, 2014	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,813)	$1,217
Trademarks	3,800	—	3,800
Non-compete	500	(452)	48
Other	330	(210)	120
	$8,660	$(3,475)	$5,185

December 31, 2014	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,883)	$1,147
Trademarks	3,800	—	3,800
Non-compete	500	(470)	30
Other	330	(226)	104
	$8,660	$(3,579)	$5,081

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2015 (remainder of fiscal year)	304
2016	388
2017	279
2018	279
2019	31
Thereafter	—

Note 9.   Net Income (Loss) Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. As aresult of the loss in first quarter of fiscal 2014, no additional common shares or restricted stock awards are included because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in thousands, except share and per share data)	2013	2014
Numerator: Basic and Diluted
Net income (loss)	$(3,492)	$6,381
Dividends paid	(2,720)	(2,738)
Undistributed income (loss)	$(6,212)	$3,643
Percentage allocated to common shares (a)	100.0%	99.1%

Undistributed income (loss) allocated to common shares	$(6,212)	$3,610
Dividends paid on common shares outstanding	2,720	2,713
Net income (loss) available to common shares	$(3,492)	$6,323

Denominator: Basic and Diluted
Weighted average common shares outstanding	12,247,462	12,333,550
Adjustment for dilutive potential common shares	—	12,923
Weighted average shares outstanding - Diluted	12,247,462	12,346,473

Per common share net income (loss)
Basic	$(0.29)	$0.51
Diluted	$(0.29)	$0.51

Number of stock option shares excluded as their effect would be anti-dilutive	238,722	290,255
Number of restrictive stock option shares as their effect would be anti-dilutive	101,950	112,750

(a)  Percentage allocated to common shares - weighted average

Common shares outstanding	12,247,462	12,333,550
Unvested participating shares	—	112,750
	12,247,462	12,446,300

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

Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting date or if any applicable performance goals are not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the trading day immediately preceding the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

On November 25, 2014, the Company granted 41,700 shares of restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date, provided that (a) the recipient is still an employee of the Company and (b) the Company has met a three-year net income performance goal, if applicable. The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants were $46.72 per share, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2014:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2014	97,150	$51.96
Granted	41,700	$46.72
Forfeited / Canceled	(8,650)	$55.72
Vested	(17,450)	$56.52
Unvested at December 31, 2014	112,750	$49.07
Expected to vest	89,550	$48.70

Compensation expense related to restricted stock for the three months ended December 31, 2013 and 2014 was $325 and $330, respectively. The remaining unrecognized compensation expense at December 31, 2014 was $3,232, to be recognized over a weighted average period of 1.20 years. During the first quarter of fiscal 2015, the Company repurchased 5,221 shares of stock from employees and directors at an average purchase price of $48.04 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Stock Option Plans

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal 2015:

Grant Date	Fair Value	Dividend Yield	Risk-free Interest Rate	Expected Volatility	Expected Life
November 25, 2014	$8.17	1.90%	0.96%	28%	3 years

On November 25, 2014, the Company granted 81,100 options at an exercise price of $46.72, the fair market value of the Company’s common stock the day immediately preceding the day of the grant. During the first quarter of fiscal 2015, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2013 and 2014 was $112 and $126, respectively.  The remaining unrecognized compensation expense at December 31, 2014 was $1,086, to be recognized over a weighted average vesting period of 1.53 years.

The following tables summarize the activity under the stock option plans for the three months ended December 31, 2014 and provide information regarding outstanding stock options:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2014	282,001		$51.61
Granted	81,100		$46.72
Exercised	—		—
Canceled	—		—
Outstanding at December 31, 2014	363,101	$1,085	$50.52	6.20
Vested or expected to vest	342,016	$1,046	$50.66	6.06
Exercisable at December 31, 2014	239,367	$934	$51.66	4.51

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
March 31, 2006	31.00	1.25	10,000	10,000
March 30, 2007	72.93	2.25	47,500	47,500
March 31, 2008	54.00	3.25	58,000	58,000
October 1, 2008	46.83	3.75	20,000	20,000
March 31, 2009	17.82	4.25	12,084	12,084
January 8, 2010	34.00	5.00	12,400	12,400
November 24, 2010	40.26	5.92	19,667	19,667
November 25, 2011	55.88	6.92	19,700	19,700
November 20, 2012	47.96	7.92	35,600	23,734
December 10, 2012	48.39	7.92	1,800	1,200
November 26, 2013	52.78	8.92	45,250	15,082
November 25, 2014	46.72	9.92	81,100	—
			363,101	239,367

Note 11.    Dividend

In the first quarter of fiscal 2015, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 15, 2014 to stockholders of record at the close of business on December 1, 2014.  The dividend cash pay-out was $2,738 for the quarter based on the number of shares outstanding.

On February 5, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 16, 2015 to stockholders of record at the close of business on March 2, 2015.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $45,871 and $38,374 as of September 30, 2014 and December 31, 2014, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2013
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)
Other comprehensive income before classifications	—	—	1,290	1,290
Amounts reclassified from accumulated other comprehensive income (loss)	853	(142)	—	711
Net current-period other comprehensive income (loss)	853	(142)	1,290	2,001
Accumulated other comprehensive income (loss) as of December 31, 2013	$(41,945)	$(16,106)	$3,253	$(54,798)

	Three Months Ended December 31, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive income (loss) before classifications	—	—	(2,459)	(2,459)
Amounts reclassified from accumulated other comprehensive income (loss)	872	382	—	1,254
Net current-period other comprehensive income (loss)	872	382	(2,459)	(1,205)
Accumulated other comprehensive income (loss) as of December 31, 2014	$(41,928)	$(19,618)	$1,487	$(63,033)

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2014
	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs (a)	$(202)	$724	$522	$(202)	—	$(202)
Actuarial (losses) (a)	(1,153)	(499)	(1,652)	(1,183)	$(607)	(1,790)
Total before tax	(1,355)	225	(1,130)	(1,385)	(607)	(1,993)
Tax (expense) or benefit	502	(83)	419	513	225	738
Total reclassification for the period	$(853)	$142	$(711)	$(872)	(382)	$(1,254)

(a)       These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 14.  Subsequent Event - Acquisition

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14.6 million in cash.  The acquisition of the LaPorte assets will provide the Company control of a significant portion of the sheet stretching, leveling, slitting and cut-to-length capabilities that were previously an outsourced function. Acquisition costs incurred in the first quarter of fiscal 2015 were not significant. The business is being operated under the name LaPorte Custom Metal Processing, LLC (LCMP), a subsidiary of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.  In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2015 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel and cobalt based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and land-based gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines, gas turbine engines, and industrial heating and heat treatment equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 58% of net product revenues in fiscal 2014. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company operated.

Dividends Paid and Declared

In the first quarter of fiscal 2015, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid December 15, 2014 to stockholders of record at the close of business on December 1, 2014.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding and equal to approximately $10.9 million on an annualized basis.

On February 5, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 16, 2015 to stockholders of record at the close of business on March 2, 2015.

Subsequent Event

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14.6 million in cash.  The acquisition of the LaPorte assets will provide the Company control of a significant portion of the sheet stretching, leveling, slitting and cut-to-length capabilities that were previously an outsourced function. The business is being operated under the name LaPorte Custom Metal Processing, LLC (LCMP), a subsidiary of the Company.

Capital Spending

The Company’s strategic capital investment projects that were announced in fiscal 2012 are substantially complete and resulted in expansions of flat product capacity in Kokomo, Indiana and tubular production capacity in Arcadia, Louisiana.  The Company has already begun to capture operating leverage on these investments and management expects continued benefits as utilization ramps up on this new capacity. The forecast for capital investments in fiscal 2015 is approximately $22.0 million, excluding the previously-mentioned acquisition of the Leveltek LaPorte assets, which were purchased for $14.6 million in January, 2015. The combined $36.6 million is our projected cash used in investing activities for fiscal 2015.

Volumes, Competition and Pricing

Business conditions have improved significantly from the first quarter of fiscal 2014.  In that quarter, the Company experienced reduced demand, increased price competition in commodity-type alloys and destocking in the supply chain as customers consumed excess inventory.  In the first quarter of fiscal 2015, the Company experienced better pricing power and a stronger mix of high-value specialty and proprietary alloys in high-value product forms.  Both of these circumstances contributed to an average selling price improvement for product sales of $2.39 per pound sold, a 11.4% improvement.  The price increases that were announced in the second half of fiscal 2014 are favorably impacting the first quarter of fiscal 2015. Product-sales average selling price per pound differs from aggregate selling price per pound, as reported in previous filings, due to the exclusion of other revenue not associated with pounds shipped.

The market price of nickel has been declining, which can cause customers to delay orders for the Company’s products in order to receive a lower price in the future.  In addition, the Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  This could be a headwind for gross margins in the remainder of fiscal year 2015.

Net Revenue and Gross Profit Margin Performance

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2014 and 2015
	Quarter Ended
(dollars in thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Revenues	$93,700	$115,350	$126,293	$120,067	$110,676
Gross Profit Margin	$5,250	$9,064	$14,061	$18,923	$20,271
Gross Profit Margin %	5.6%	7.9%	11.1%	15.8%	18.3%

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

While volume shipped in the first quarter of fiscal 2015 was lower in pounds than the fourth quarter of fiscal 2014, the pricing and profitability of the product improved, which helped drive a higher gross margin percentage.  Gross margin dollars for the first quarter of fiscal 2015 were $20.3 million dollars, which increased by $1.3 million compared to the fourth quarter of fiscal 2014 and represented an increase of $15.0 million compared to the first quarter of last year.  Approximately $6.5 million of the increase from the comparable period last fiscal year is attributable to increased pricing and a more profitable mix of products and projects sold in the first quarter of fiscal 2015.  An estimated $8.5 million is attributable to higher-cost inventory charged to cost of sales in the first quarter of fiscal 2014.

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

	Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Backlog (1)
Dollars (in thousands)	$180,150	$202,283	$204,680	$221,322	$215,529
Pounds (in thousands)	5,875	7,520	8,240	7,835	8,032
Average selling price per pound	$30.66	$26.90	$24.84	$28.25	$26.83
Average nickel price per pound
London Metals Exchange(2)	$6.31	$7.10	$8.42	8.20	7.22

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

Backlog was $215.5 million at December 31, 2014, a decrease of approximately $5.8 million, or 2.6%, from $221.3 million at September 30, 2014. The backlog dollars decreased during the first quarter of fiscal 2015 due to a 5.0% decrease in the average selling price per pound, partially offset by a 2.5% increase in pounds.

Quarterly Market Information

	Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenues (in thousands)
Aerospace	$39,951	$47,257	$54,177	$53,776	$43,255
Chemical processing	23,073	30,436	30,570	29,330	30,753
Land-based gas turbines	18,145	21,756	24,989	21,853	17,533
Other markets	9,403	11,389	12,626	10,993	14,100
Total product revenue	90,572	110,838	122,362	115,952	105,641
Other revenue	3,128	4,512	3,931	4,115	5,035
Net revenues	$93,700	$115,350	$126,293	$120,067	$110,676

Shipments by markets (in thousands of pounds)
Aerospace	1,630	2,226	2,577	2,399	1,809
Chemical processing	1,121	1,528	1,369	1,224	1,182
Land-based gas turbines	1,206	1,515	1,641	1,524	1,084
Other markets	362	423	470	446	447
Total shipments	4,319	5,692	6,057	5,593	4,522

Average selling price per pound
Aerospace	$24.51	$21.23	$21.02	$22.42	$23.91
Chemical processing	20.58	19.92	22.33	23.96	26.02
Land-based gas turbines	15.05	14.36	15.23	14.34	16.17
Other markets	25.98	26.92	26.86	24.65	31.54
Total product (excluding other revenue)	20.97	19.47	20.20	20.73	23.36
Total average selling price (including other revenue)	21.69	20.27	20.85	21.47	24.48

Results of Operations for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2014

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	December 31,				Change
($ in thousands)	2013		2014		Amount	%
Net revenues	$93,700	100.0%	$110,676	100.0%	$16,976	18.1%
Cost of sales	88,450	94.4%	90,405	81.7%	1,955	2.2%
Gross profit	5,250	5.6%	20,271	18.3%	15,021	286.1%
Selling, general and administrative expense	9,956	10.6%	9,736	8.8%	(220)	(2.2)%
Research and technical expense	878	0.9%	887	0.8%	9	1.0%
Operating income	(5,584)	(5.9)%	9,648	8.7%	15,232	(272.8)%
Interest income	(46)	0.0%	(23)	0.0%	23	(50.0)%
Interest expense	18	0.0%	16	0.0%	(2)	(11.1)%
Income before income taxes	(5,556)	(5.9)%	9,655	8.7%	15,211	(273.8)%
Provision for income taxes	(2,064)	(2.2)%	3,274	3.0%	5,338	(258.6)%
Net income	$(3,492)	(3.7)%	6,381	5.8%	$9,873	(282.7)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Three Months Ended December 31,		Change
	2013	2014	Amount	%
Net revenues (in thousands)
Aerospace	$39,951	$43,255	$3,304	8.3%
Chemical processing	23,073	30,753	7,680	33.3%
Land-based gas turbines	18,145	17,533	(612)	(3.4)%
Other markets	9,403	14,100	4,697	50.0%
Total product revenue	90,572	105,641	15,069	16.6%
Other revenue	3,128	5,035	1,907	61.0%
Net revenues	$93,700	$110,676	$16,976	18.1%

Pounds by market (in thousands)
Aerospace	1,630	1,809	179	11.0%
Chemical processing	1,121	1,182	61	5.4%
Land-based gas turbines	1,206	1,084	(122)	(10.1)%
Other markets	362	447	85	23.5%
Total shipments	4,319	4,522	203	4.7%

Average selling price per pound
Aerospace	$24.51	$23.91	$(0.60)	(2.4)%
Chemical processing	20.58	26.02	5.44	26.4%
Land-based gas turbines	15.05	16.17	1.12	7.4%
Other markets	25.98	31.54	5.56	21.4%
Total product (excluding other revenue)	20.97	23.36	2.39	11.4%
Total average selling price (including other revenue)	21.69	24.48	2.79	12.9%

Net Revenues. Net revenues were $110.7 million in the first quarter of fiscal 2015, an increase of 18.1% from $93.7 million in the same period of fiscal 2014.  Volume was 4.5 million pounds in the first quarter of fiscal 2015, an increase of 4.7% from 4.3 million pounds in the same period of fiscal 2014.  The increase in volume is primarily due to the apparent end of the destocking in the aerospace market that was occurring in the first quarter of fiscal 2014 as well as solid project-type shipments in both the chemical processing and other markets during the first quarter of fiscal 2015.  The product-sales average selling price was $23.36 per pound in the first quarter of fiscal 2015, an increase of 11.4% from $20.97 per pound in the same period of fiscal 2014.  The average selling price increased as a result of several factors, including the following: price increases instituted in the second half of fiscal 2014, representing approximately $1.35 of the increase; higher raw material market prices, which represented approximately $0.48 per pound of the increase and change in product mix, representing approximately $0.56 of the increase.

Sales to the aerospace market were $43.3 million in the first quarter of fiscal 2015, an increase of 8.3% from $40.0 million in the same period of fiscal 2014, due to an 11.0% increase in volume partially offset by a 2.4% decrease in the average selling price per pound.  The increase in volume primarily reflects the end of destocking of inventory within the supply chain.  The average selling price per pound decline primarily reflects the change to lower-value product mix, which represented approximately $1.46 of the decrease, partially offset by an increase in market prices of raw material, which represented approximately $0.50 per pound of an increase, and price increases that were announced in the second half of fiscal 2014 on orders that shipped in the first quarter of fiscal 2015, which represented approximately $0.36 of an increase.

Sales to the chemical processing market were $30.8 million in the first quarter of fiscal 2015, an increase of 33.3 % from $23.1 million in the same period of fiscal 2014, due to a 26.4% increase in the average selling price per pound combined with a 5.4% increase in volume.  The increase in volume is primarily a result of a project that shipped in fiscal 2015.  The increase in average selling price primarily reflects the high value of the large project and was also impacted by the mix of alloys and forms into this market, which represented approximately $4.99 of the increase.  The increase in average selling price was also a result of higher raw material market prices, which represented approximately $0.45 of the increase.

Sales to the land-based gas turbine market were $17.5 million in the first quarter of fiscal 2015, a decrease of 3.4% from $18.1 million for the same period of fiscal 2014, due to a decrease of 10.1% in volume partially offset by an increase of 7.4% in the average selling price per pound. Volumes decreased due to lower volumes of transactional business. The increase in average selling price reflects pricing increases that were announced in the second half of fiscal 2014 on orders that shipped in the first quarter of fiscal 2015, which represented approximately $0.62 of the increase.  The increase in average selling price was also a result of higher raw material market prices, which represented approximately $0.46 of the increase, and a change in product mix, which represented approximately $0.05 of the increase.

Sales to other markets were $14.1 million in the first quarter of fiscal 2015, an increase of 50.0% from $9.4 million in the same period of fiscal 2014, due to a 21.4% increase in average selling price combined with a 23.5% increase in volume.  The increase in volume is due to certain project-based orders shipped in fiscal 2015.  The increase in average selling price reflects pricing increases that were announced in the second half of fiscal 2014 on orders that shipped in the first quarter of fiscal 2015, which represented approximately $0.38 of the increase.  The increase in average selling price was also a result of higher raw material market prices, which represented approximately $0.51 of the increase, and the sale of a greater proportion of higher-value forms and alloys, which represented approximately $4.67 of the increase.

Other Revenue.  Other revenue was $5.0 million in the first quarter of fiscal 2015, an increase of 61.0% from $3.1 million in the same period of fiscal 2014. The increase is due primarily to higher conversion sales.

Cost of Sales.  Cost of sales was $90.4 million, or 81.7% of net revenues, in the first quarter of fiscal 2015 compared to $88.5 million, or 94.4% of net revenues, in the same period of fiscal 2014. Cost of sales in the first quarter of fiscal 2015 increased by $2.0 million as compared to the same period of fiscal 2014 primarily due to higher volumes and higher-value products shipped, partially offset by lower cost of inventory charged to cost of sales in the first quarter of fiscal 2015 relative to the first quarter of fiscal 2014.

Gross Profit.  As a result of the above factors, gross profit was $20.3 million for the first quarter of fiscal 2015, an increase of $15.0 million from the same period of fiscal 2014. Gross margin as a percentage of net revenue increased to 18.3% in the first quarter of fiscal 2015 as compared to 5.6% in the same period of fiscal 2014. Approximately $6.5 million of the increase is attributable to increased pricing and a more profitable mix of products and projects sold in fiscal 2015.  An estimated $8.5 million is attributable to higher-cost inventory charged to cost of sales in the first quarter of fiscal 2014 relative to the first quarter of fiscal 2015.

Selling, General and Administrative Expense. Selling, general and administrative expense was $9.7 million for the first quarter of fiscal 2015, a decrease of $0.2 million from the same period of fiscal 2014. The decrease in expense was primarily driven by foreign exchange gains of $1.0 million in the first quarter of fiscal 2015 compared to $0.1 million of foreign exchange loss in the first quarter of fiscal 2014, partially offset by $0.5 million of higher incentive compensation as compared to the first quarter of fiscal 2014. Selling, general and administrative expense as a percentage of net revenues decreased to 8.8% for the first quarter of fiscal 2015 compared to 10.6% for the same period of fiscal 2014.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.8% of revenue, for the first quarter of fiscal 2015, compared to $0.9 million, or 0.9% of revenue, in the same period of fiscal 2014.

Operating Income/(Loss). As a result of the above factors, operating income in the first quarter of fiscal 2015 was $9.6 million compared to an operating loss of $5.6 million in the same period of fiscal 2014.

Income Taxes. Income taxes expense was $3.3 million in the first quarter of fiscal 2015, an increase of $5.3 million from a benefit of $2.1 million in the first quarter of fiscal 2014.  The effective tax rate for the first quarter of fiscal 2015 was 33.9%, compared to 37.1% in the same period of fiscal 2014.  The decrease in the effective tax rate was due to a discrete tax item in the first quarter of fiscal 2014 which decreased the tax benefit by $0.2 million.

Net Income/(Loss). As a result of the above factors, net income in the first quarter of fiscal 2015 was $6.4 million, an increase of $9.9 million from a net loss of $3.5 million in the same period of fiscal 2014.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $285.7 million at December 31, 2014, an increase of $14.4 million or 5.3% from $271.3 million at September 30, 2014. This increase of $14.4 million resulted primarily from inventory increasing $12.0 million and accounts payable and accrued expenses decreasing by $5.9 million during the first quarter of fiscal 2015, partially offset by a decrease in accounts receivable of $3.5 million.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2015, the Company’s primary sources of cash were cash on-hand offset by cash used in operations, as detailed below.  At December 31, 2014, the Company had cash and cash equivalents of $38.4 million compared to cash and cash equivalents of $45.9 million at September 30, 2014. As of December 31, 2014, the Company had cash and cash equivalents of $12.5 million that was held by foreign subsidiaries in various currencies. All of this amount is readily convertible to U.S. dollars.

Net cash used in operating activities was $0.8 million in the first quarter of fiscal 2015 compared to cash provided by operating activities of $24.1 million in the first quarter of fiscal 2014. Net income of $6.4 million in the first quarter of fiscal 2015 provided $9.9 million more cash than the net loss of $3.5 million in the first quarter of fiscal 2014.  Cash used in higher inventories was $13.3 million as compared to cash generated in the first quarter of fiscal 2014 of $3.5 million, a change of $16.8 million.  Additionally, cash generated from lower accounts receivable was $2.6 million compared to cash generated by accounts receivable of $20.5 million in the first quarter of fiscal 2014, a change of $17.8 million.  Cash generated from accounts payable and accrued expenses of $5.2 million compared to cash generated from accounts payable and accrued expenses of $3.8 million in the first quarter of fiscal 2014, a change of $1.4 million.  Net cash used in investing activities was $3.2 million in the first quarter of fiscal 2015 compared to $9.3 million in the first quarter of fiscal 2014 as a result of the ramp-down of our capacity investments in tubular and flat rolled products.  Net cash used in financing activities in the first quarter of fiscal 2015 of $3.0 million included $2.7 million of dividend payments, in addition to cash used to repurchase treasury stock to satisfy payroll taxes owed as a result of restricted stock vesting.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2015 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At December 31, 2014, the Company had cash of $38.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2014, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of December 31, 2014, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•                  Funding operations;

•                  Capital spending (discussed below); and

•                  Dividends to stockholders.

Capital investment in the first quarter of fiscal 2015 was $3.2 million and the forecast for capital spending in fiscal 2015 is $22.0 million, excluding the previously-mentioned acquisition of the Leveltek LaPorte assets which were purchased for $14.6 million in cash in January, 2015. The combined $36.6 million is our projected cash used in investing activities for fiscal 2015. See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Contractual Obligations
Credit facility fees(1)	$522	$340	$182	$—	$—
Operating lease obligations	19,517	3,476	4,713	2,797	8,531
Capital lease obligations	151	33	66	52	—
Raw material contracts	55,943	55,943	—	—	—
Capital projects and other commitments	35,903	35,903	—	—	—
Pension plan(2)	66,560	6,457	16,445	13,651	30,007
Non-qualified pension plans	789	95	190	190	314
Other postretirement benefits(3)	49,011	4,477	9,534	10,000	25,000
Environmental post-closure monitoring	979	82	168	199	530
Total	$229,375	$106,806	$31,298	$26,889	$64,382

(1)             As of December 31, 2014, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)             The Company has a funding obligation to contribute $65,585 to the domestic pension plan and expects its U.K. subsidiary to contribute $975 to the U.K. pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)             Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2014. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2014.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2014, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 4.         Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Effective October 1, 2014 the Company implemented Microsoft Dynamics AX ERP information technology solution for the following functions in the US operations: sales, shipping, accounts receivable and service center operations modules. The implementation of these ERP modules resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls will be done at a later date. The system changes were undertaken to integrate systems and consolidated information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees and directors to satisfy taxes on share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	—	$—	—	$—
November 1-30, 2014	5,221	48.04	—	—
December 1-31, 2014	—	—	—	—
Total	5,551	$48.04	—	$—

Item 6.         Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: February 5, 2015

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: February 5, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Amendment No. 3 to Haynes International, Inc. 2009 Restricted Stock Plan. (filed herewith)
10.2	Amendment No. 4 to Haynes International, Inc. 2009 Restricted Stock Plan. (filed herewith)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
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