Form 10-Q
period 2015-03-31
HAYNES INTERNATIONAL INC
filed 2015-05-07
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, the registrant had 12,446,000 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1                      FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2014	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$45,871	$32,229
Accounts receivable, less allowance for doubtful accounts of $861 and $932, respectively	72,439	87,509
Inventories	254,027	254,390
Income taxes receivable	3,235	—
Deferred income taxes	6,297	9,361
Other current assets	2,964	3,935
Total current assets	384,833	387,424
Property, plant and equipment, net	174,083	179,881
Deferred income taxes—long term portion	44,639	40,950
Prepayments and deferred charges	2,031	1,711
Goodwill	—	4,789
Other intangible assets, net	5,185	7,044
Total assets	$610,771	$621,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,957	$40,868
Accrued expenses	13,213	14,947
Income taxes payable	—	1,134
Accrued pension and postretirement benefits	4,572	4,572
Deferred revenue—current portion	2,500	2,500
Total current liabilities	62,242	64,021
Long-term obligations (less current portion)	745	745
Deferred revenue (less current portion)	27,829	26,579
Accrued pension benefits	72,315	71,881
Accrued postretirement benefits	100,910	101,176
Total liabilities	264,041	264,402
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,434,748 and 12,467,498 shares issued, 12,418,471 and 12,446,000 shares outstanding at September 30, 2014 and March 31, 2015, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	242,387	243,418
Accumulated earnings	166,999	179,624
Treasury stock, 16,277 shares at September 30, 2014 and 21,498 shares at March 31, 2015	(840)	(1,091)
Accumulated other comprehensive loss	(61,828)	(64,566)
Total stockholders’ equity	346,730	357,397
Total liabilities and stockholders’ equity	$610,771	$621,799

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31
	2014	2015	2014	2015

Net revenues	$115,350	$138,688	$209,050	$249,364
Cost of sales	106,286	110,851	194,736	201,256
Gross profit	9,064	27,837	14,314	48,108
Selling, general and administrative expense	9,482	9,619	19,438	19,355
Research and technical expense	885	926	1,763	1,813
Operating income (loss)	(1,303)	17,292	(6,887)	26,940
Interest income	(41)	(20)	(87)	(43)
Interest expense	21	16	39	32
Income (loss) before income taxes	(1,283)	17,296	(6,839)	26,951
Provision for (benefit from) income taxes	(60)	5,577	(2,124)	8,851
Net income (loss)	$(1,223)	$11,719	$(4,715)	$18,100
Net income (loss) per share:
Basic	$(0.10)	$0.94	$(0.38)	$1.45
Diluted	$(0.10)	$0.94	$(0.38)	$1.45

Dividend declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31		Six Months Ended March 31
	2014	2015	2014	2015
Net income (loss)	$(1,223)	$11,719	$(4,715)	$18,100
Other comprehensive income (loss), net of tax:
Pension and post-retirement	712	1,253	1,423	2,507
Foreign currency translation adjustment	391	(2,786)	1,681	(5,245)
Comprehensive income (loss)	$(120)	$10,186	$(1,611)	$15,362

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$(4,715)	$18,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,439	8,846
Amortization	208	241
Pension and post-retirement expense — U.S. and U.K.	5,223	6,420
Stock compensation expense	1,044	1,031
Excess tax benefit from option exercises and restricted stock vesting	(253)	—
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	(8,003)	(900)
Loss on disposition of property	29	142
Change in assets and liabilities:
Accounts receivable	4,272	(17,769)
Inventories	(4,267)	(3,042)
Other assets	(1,007)	(685)
Accounts payable and accrued expenses	22,568	2,516
Income taxes	5,133	4,451
Accrued pension and postretirement benefits	(3,817)	(2,605)
Net cash provided by operating activities	22,604	15,496

Cash flows from investing activities:
Additions to property, plant and equipment	(24,285)	(8,065)
Acquisition of Leveltek — LaPorte assets	—	(14,600)
Net cash used in investing activities	(24,285)	(22,665)

Cash flows from financing activities:
Dividends paid	(5,445)	(5,475)
Proceeds from exercise of stock options	813	—
Payment for purchase of treasury stock	(335)	(251)
Excess tax benefit from option exercises and restricted stock vesting	253	—
Net cash used in financing activities	(4,714)	(5,726)
Effect of exchange rates on cash	152	(747)
Increase (decrease) in cash and cash equivalents	(6,243)	(13,642)
Cash and cash equivalents, beginning of period	68,326	45,871
Cash and cash equivalents, end of period	$62,083	$32,229
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest (net of capitalized interest)	$3	$0
Income taxes paid (net of refunds)	$567	$5,219
Capital expenditures incurred but not yet paid	$1,129	$833

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.         Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.         New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect, if any, on its consolidated financial statements

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815).  The objective of the update is to set forth the definition of a derivative instrument and specify how to account for such instruments, including derivatives embedded in hybrid instruments.  In addition, this update establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure.  It is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. This update is not expected to result in a material impact to the consolidated financial statements or the related disclosures.

Note 3.         Inventories

The following is a summary of the major classes of inventories:

	September 30, 2014	March 31, 2015
Raw Materials	$25,050	$27,430
Work-in-process	144,285	123,814
Finished Goods	83,674	101,956
Other	1,018	1,190
	$254,027	$254,390

Note 4.         Income Taxes

Income tax expense for the three and six months ended March 31, 2014 and 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended March 31, 2015 was 32.2% compared to 4.7% in the same period of fiscal 2014.  The lower effective tax rate for the second quarter of fiscal 2014 is primarily attributable to a reduction in the Indiana tax rate, which resulted in a decrease to the deferred tax asset. The effective tax rate for the six-months ended March 31, 2015 was 32.8% compared to 31.0% in the same period of fiscal 2014.  This increase is attributable to a change in our manufacturer’s deduction in the first quarter of fiscal 2014.

Note 5.         Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months and six months ended March 31, 2014 and 2015 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2014	2015	2014	2015	2014	2015	2014	2015
Service cost	$992	$974	$66	$85	$1,985	$1,949	$133	$169
Interest cost	2,845	2,582	1,144	1,096	5,700	5,223	2,289	2,192
Expected return	(3,566)	(3,483)	—	—	(7,144)	(7,046)	—	—
Amortizations	1,355	1,355	(224)	608	2,709	2,716	(449)	1,217
Net periodic benefit cost	$1,626	$1,428	$986	$1,789	$3,250	$2,842	$1,973	$3,578

The Company has a minimum contribution requirement of approximately $800 in fiscal 2015 to the U.S. pension plan. While the Company has not yet contributed to Company sponsored domestic pension plans,, the Company contributed $2,096 to its other post-retirement benefit plans and $463 to the U.K. pension plan for the six months ended March 31, 2015. The Company presently expects future contributions of $2,381 to its other post-retirement benefit plan and $512 to the U.K. pension plan for the remainder of fiscal 2015 and is evaluating possible contribution amounts to the U.S. pension plan.

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

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company is also involved in two actions related to asbestos in its facilities, which were filed in 2012 and 2014, respectively. The Company believes that it has defenses to these lawsuits and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

As of September 30, 2014 and March 31, 2015, the Company has accrued $823 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

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

Note 8.              Goodwill and Other Intangible Assets, Net

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC in LaPorte, Indiana for $14.6 million in cash (See Note 14, Acquisition).  In connection with the acquisition, the Company recorded goodwill of $4,789 and customer relationships intangible assets of $2,100.  As the customer relationships have a definite life, the Company amortizes them over a period of 16 years under an accelerated method.

The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill requires a two-step approach. The first is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value.

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in period ended March 31, 2015

In addition, the Company has patents, trademarks and other intangibles. As the patents have a definite life, they are amortized over lives ranging from two to fourteen years. The Company reviews patents for impairment whenever events or circumstances indicate that the carrying amount of a patent may not be recoverable. Recoverability of the patent asset is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

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

Amortization of the customer relationships, patents, non-competes, and other intangibles was $104 and $137 for the three-month periods ended March 31, 2014 and March 31, 2015, respectively, and $208 and $241 for the six-month periods ended March 31, 2014 and March 31, 2015, respectively.

The following represents the changes in the carrying value of goodwill for the period ended March 31, 2015:

Goodwill at September 30, 2014	$—
Goodwill acquired — Leveltek-LaPorte Assets	4,789
Adjustments	—
Goodwill at March 31, 2015	$4,789

The following represents a summary of intangible assets at September 30, 2014 and March 31, 2015:

September 30, 2014	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,813)	$1,217
Trademarks	3,800	—	3,800
Non-compete	500	(452)	48
Other	330	(210)	120
	$8,660	$(3,475)	$5,185

March 31, 2015	Gross Amount	Accumulated Amortization	Carrying Amount
Patents	$4,030	$(2,952)	$1,078
Trademarks	3,800	—	3,800
Customer relationships	2,100	(33)	2,067
Non-compete	500	(488)	12
Other	330	(243)	87
	$10,760	$(3,716)	$7,044

Estimate of Aggregate Amortization Expense: Year Ended September 30,
2015 (remainder of fiscal year)	283
2016	432
2017	410
2018	410
2019	232
Thereafter	1,477

Note 9.         Net Income (Loss) Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. As a result of the loss in the second quarter and first six months of fiscal 2014, no additional common shares or restricted stock awards are included because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share data)	2014	2015	2014	2015
Numerator: Basic and Diluted

Net income (loss)	$(1,223)	$11,719	$(4,715)	$18,100

Dividends paid	(2,725)	(2,737)	(5,445)	(5,475)

Undistributed income (loss)	$(3,948)	$8,982	$(10,160)	$12,625
Percentage allocated to common shares (a)	100.0%	99.1%	100.0%	99.1%

Undistributed income (loss) allocated to common shares	$(3,948)	$8,901	$(10,160)	$12,511

Dividends paid on common shares outstanding	2,725	2,712	5,445	5,426

Net income (loss) available to common shares	$(1,223)	$11,613	$(4,715)	$17,936

Denominator: Basic and Diluted

Weighted average common shares outstanding	12,287,907	12,333,550	12,267,463	12,329,716
Adjustment for dilutive potential common shares	—	11,886	—	12,395
Weighted average shares outstanding - Diluted	12,287,907	12,345,436	12,267,463	12,342,111

Per common share net income (loss)
Basic	$(0.10)	$0.94	$(0.38)	$1.45
Diluted	$(0.10)	$0.94	$(0.38)	$1.45

Number of stock option shares excluded as their effect would be anti-dilutive	221,270	290,255	229,996	290,255
Number of restrictive stock option shares as their effect would be anti-dilutive	97,600	112,450	97,600	112,450

(a) Percentage allocated to common shares - weighted average

Common shares outstanding	12,287,907	12,333,550	12,267,463	12,329,716
Unvested participating shares	—	112,450	—	112,450
	12,287,907	12,446,000	12,267,463	12,442,166

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

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value At Grant Date
Unvested at September 30, 2014	97,150	$51.96
Granted	41,700	$46.72
Forfeited / Canceled	(8,950)	$55.54
Vested	(17,450)	$56.52
Unvested at March 31, 2015	112,450	$49.07
Expected to vest	89,250	$48.70

Compensation expense related to restricted stock for the three months ended March 31, 2014 and 2015 was $486 and $438, respectively, and for the six months ended March 31, 2014 and 2015 was $811 and $769, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2015 was $2,781, to be recognized over a weighted average period of 1.68 years. During the first quarter of fiscal 2015, the Company repurchased 5,221 shares of stock from employees and directors at an average purchase price of $48.04 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

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

On November 25, 2014, the Company granted 81,100 options at an exercise price of $46.72, the fair market value of the Company’s common stock the day immediately preceding the day of the grant. During the first six months of fiscal 2015, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2014 and 2015 was $121 and $136, respectively and for the six months ended March 31, 2014 and 2015 was $233 and $262, respectively.  The remaining unrecognized compensation expense at March 31, 2015 was $950, to be recognized over a weighted average vesting period of 1.34 years.

The following tables summarize the activity under the stock option plans for the six months ended March 31, 2015 and provide information regarding outstanding stock options:

	Number of Shares	Aggregate Intrinsic Value (000s)	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2014	282,001		$51.61
Granted	81,100		$46.72
Exercised	—		—
Canceled	—		—
Outstanding at March 31, 2015	363,101	$677	$50.52	5.95
Vested or expected to vest	342,016	$665	$50.66	5.81
Exercisable at March 31, 2015	239,367	$677	$51.66	4.26

Grant Date	Exercise Price Per Share	Remaining Contractual Life in Years	Outstanding Number of Shares	Exercisable Number of Shares
March 31, 2006	31.00	1.00	10,000	10,000
March 30, 2007	72.93	2.00	47,500	47,500
March 31, 2008	54.00	3.00	58,000	58,000
October 1, 2008	46.83	3.50	20,000	20,000
March 31, 2009	17.82	4.00	12,084	12,084
January 8, 2010	34.00	4.75	12,400	12,400
November 24, 2010	40.26	5.67	19,667	19,667
November 25, 2011	55.88	6.67	19,700	19,700
November 20, 2012	47.96	7.67	35,600	23,734
December 10, 2012	48.39	7.67	1,800	1,200
November 26, 2013	52.78	8.67	45,250	15,082
November 25, 2014	46.72	9.67	81,100	—
			363,101	239,367

Note 11.    Dividend

In the second quarter of fiscal 2015, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 16, 2015 to stockholders of record at the close of business on March 2, 2015.  The dividend cash pay-out was $2,737 for the quarter based on the number of shares outstanding.

On May 7, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2015 to stockholders of record at the close of business on June 1, 2015.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $45,871 and $32,229 as of September 30, 2014 and March 31, 2015, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(41,945)	$(16,106)	$3,253	$(54,798)
Other comprehensive income (loss) before reclassifications	—	—	391	391
Amounts reclassified from accumulated other comprehensive income (loss)	853	(141)	—	712
Net current-period other comprehensive income (loss)	853	(141)	391	1,103
Accumulated other comprehensive income (loss) as of March 31, 2014	$(41,092)	$(16,247)	$3,644	$(53,695)

	Three Months Ended March 31, 2015
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2014	$(41,928)	$(19,618)	$(1,487)	$(63,033)
Other comprehensive income before reclassifications	—	—	(2,786)	(2,786)
Amounts reclassified from accumulated other comprehensive income (loss)	870	383	—	1,253
Net current-period other comprehensive income (loss)	870	383	(2,786)	(1,533)
Accumulated other comprehensive income (loss) as of March 31, 2015	$(41,058)	$(19,235)	$(4,273)	$(64,566)

	Six Months Ended March 31, 2014
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)
Other comprehensive income (loss) before reclassifications	—	—	1,681	1,681
Amounts reclassified from accumulated other comprehensive income (loss)	1,706	(283)	—	1,423
Net current-period other comprehensive income (loss)	1,706	(283)	1,681	3,104
Accumulated other comprehensive income (loss) as of March 31, 2014	$(41,092)	$(16,247)	$3,644	$(53,695)

	Six Months Ended March 31, 2015
	Pension Plan	Postretirement Plan	Foreign Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive income (loss) before reclassifications	—	—	(5,245)	(5,245)
Amounts reclassified from accumulated other comprehensive income (loss)	1,742	765	—	2,507
Net current-period other comprehensive income (loss)	1,742	765	(5,245)	(2,738)
Accumulated other comprehensive income (loss) as of March 31, 2015	$(41,058)	$(19,235)	$(4,273)	$(64,566)

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2015
	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs (a)	$(202)	$724	$522	$(202)	$—	$(202)
Actuarial (losses) (a)	(1,153)	(500)	(1,653)	(1,180)	(610)	(1,790)
Total before tax	(1,355)	224	(1,131)	(1,382)	(610)	(1,992)
Tax (expense) or benefit	502	(83)	419	512	227	739
Total reclassification for the period	$(853)	$141	$(712)	$(870)	$(383)	$(1,253)

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2015
	Pension Plan	Post- retirement Plan	Total	Pension Plan	Post- retirement Plan	Total
Amortization of Pension and Postretirement Plan items
Prior Service Costs (a)	$(404)	$1,447	$1,043	$(404)	$—	$(404)
Actuarial (losses) (a)	(2,305)	(998)	(3,303)	(2,363)	(1,217)	(3,580)
Total before tax	(2,709)	449	(2,260)	(2,767)	(1,217)	(3,984)
Tax (expense) or benefit	1,003	(166)	837	1,025	452	1,477
Total reclassification for the period	$(1,706)	$283	$(1,423)	$(1,742)	$(765)	$(2,507)

(a)  These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 14.  Acquisition

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14.6 million in cash.  The acquisition of the LaPorte assets provides the Company control of the sheet stretching, leveling, slitting and cut-to-length operations that were previously an outsourced function. Acquisition costs incurred in the first quarter of fiscal 2015 were not significant. The acquired business is being operated by LaPorte Custom Metal Processing, LLC (LCMP), a wholly-owned subsidiary of the Company.

The following is a summary of the estimated purchase price allocation in connection with the LCMP acquisition.  The allocation is preliminary, pending the finalization of the fair value of property, plant and equipment, the customer relationships intangible and resulting goodwill.  The determination of fair value for acquired assets includes the use of Level 3 inputs, such as the condition and utilization of the property, plant and equipment acquired, management’s projected financial results for LCMP, and the discount rate used to determine the present value of anticipated future cash flows.

Purchase Price Allocation
Property, plant and equipment, net	7,563
Customer relationships	2,100
Inventory	148
Total identifiable net assets	9,811
Goodwill	4,789
Total purchase price	14,600

The goodwill recognized in connection with the Leveltek-LaPorte assets consists of the value associated with the addition of the stretching and leveling capabilities as well as increased capacity in slitting and cut-to-length operations to meet customer demand. The complementary asset capabilities will lead to operating cost synergies as well as expand the Company’s commercial offerings.

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

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 14 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company operated.

Dividends Paid and Declared

In the second quarter of fiscal 2015, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid March 16, 2015 to stockholders of record at the close of business on March 2, 2015.  The dividend cash pay-out was approximately $2.7 million for the quarter based on the number of shares outstanding and equal to approximately $10.9 million on an annualized basis.

On May 7, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2015 to stockholders of record at the close of business on June 1, 2015.

Acquisition

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14.6 million in cash.  The acquisition of the LaPorte assets provides the Company control of a significant portion of the sheet stretching, leveling, slitting and cut-to-length operations that were previously an outsourced function. Acquisition costs incurred were not significant. The acquired business is being operated by LaPorte Custom Metals Processing, LLC (LCMP), a wholly-owned subsidiary of the Company. The goodwill recognized in connection with the Leveltek-LaPorte assets consists of the value associated with the addition of the stretching and leveling capabilities as well as increased capacity in slitting and cut-to-length operations to meet customer demand.  The complementary asset capabilities is expected to lead to operating cost synergies as well as expand the Company’s commercial offerings.

Capital Spending

The Company’s strategic capital investment projects that were announced in fiscal 2012 are substantially complete and resulted in expansions of flat product capacity in Kokomo, Indiana and tubular production capacity in Arcadia, Louisiana.  The Company has already begun to capture operating leverage on these investments, and management expects continued benefits as utilization ramps up on this new capacity. The forecast for capital investments in fiscal 2015 is approximately $18.8 million, including amounts spent to date, but excluding the acquisition of the Leveltek LaPorte assets, which were purchased for $14.6 million in January, 2015. The combined $33.4 million is our projected cash used in investing activities for fiscal 2015.

Volumes, Competition and Pricing

Business conditions have improved from fiscal 2014. During the first half of fiscal 2014, the Company experienced reduced demand, increased price competition in commodity-type alloys and destocking in the supply chain as customers consumed excess inventory.  In the first half of fiscal 2015, the Company experienced higher aerospace volume as well as better pricing power and a stronger mix of high-value specialty and proprietary alloys in high-value product forms in the chemical processing and other markets. These circumstances contributed to an average selling price improvement for product sales of $2.63 per pound sold, a 13.1% improvement over the first six months of fiscal 2014.  The price increases that were announced in the second half of fiscal 2014 are also favorably impacting the first half of fiscal 2015.(1)

The market price of nickel has been declining, which can cause customers to delay orders for the Company’s products in order to receive a lower price in the future.  In addition, the Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  This could negatively impact gross margins in the remainder of fiscal 2015.

Net Revenue and Gross Profit Margin Performance

	Comparison by Quarter of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2014 and 2015
	Quarter Ended
(dollars in thousands)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net Revenues	$93,700	$115,350	$126,293	$120,067	$110,676	$138,688
Gross Profit Margin	$5,250	$9,064	$14,061	$18,923	$20,271	$27,837
Gross Profit Margin %	5.6%	7.9%	11.1%	15.8%	18.3%	20.1%

(1) Average selling price per pound for product sales differs from aggregate selling price per pound, as reported in previous filings, due to the exclusion of other revenue not associated with pounds shipped. As an example, revenue generated from LCMP from toll conversion is not included in calculating average selling price per pound for product sales.

During the second quarter of fiscal 2015, gross margins have continued to recover, from single digit margins in the comparable period last year to a 20.1% gross margin percentage in the second quarter of fiscal 2015. As mentioned above, better pricing power and a stronger mix of high-value specialty and proprietary alloys in high-value product forms contributed to this improvement. In addition, recovery of aerospace market volumes along with strong project business in specialty application also contributed to higher margins.

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

	Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Backlog (1)
Dollars (in thousands)	$180,150	$202,283	$204,680	$221,322	$215,529	$220,406
Pounds (in thousands)	5,875	7,520	8,240	7,835	8,032	7,335
Average selling price per pound	$30.66	$26.90	$24.84	$28.25	$26.83	$30.05

Average nickel price per pound
London Metals Exchange(2)	$6.31	$7.10	$8.42	$8.20	$7.22	$6.23

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

Backlog was $220.4 million at March 31, 2015, an increase of approximately $4.9 million, or 2.3%, from $215.5 million at December 31, 2014. The backlog dollars increased during the second quarter of fiscal 2015 due to a 12.0% increase in the average selling price per pound, partially offset by an 8.7% decrease in pounds. The increase in average selling price per pound reflects a change in product mix to higher value products, primarily tubular products due to the increased capacity from the capital expansion.  The decrease in pounds is due to the shipping of some major projects in the second quarter.

Quarterly Market Information

	Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net revenues (in thousands)
Aerospace	$39,951	$47,257	$54,177	$53,776	$43,255	$60,320
Chemical processing	23,073	30,436	30,570	29,330	30,753	35,575
Land-based gas turbines	18,145	21,756	24,989	21,853	17,533	19,858
Other markets	9,403	11,389	12,626	10,993	14,100	16,566
Total product revenue	90,572	110,838	122,362	115,952	105,641	132,319
Other revenue	3,128	4,512	3,931	4,115	5,035	6,369
Net revenues	$93,700	$115,350	$126,293	$120,067	$110,676	$138,688

Shipments by markets (in thousands of pounds)
Aerospace	1,630	2,226	2,577	2,399	1,809	2,687
Chemical processing	1,121	1,528	1,369	1,224	1,182	1,351
Land-based gas turbines	1,206	1,515	1,641	1,524	1,084	1,218
Other markets	362	423	470	446	447	680
Total shipments	4,319	5,692	6,057	5,593	4,522	5,936

Average selling price per pound
Aerospace	$24.51	$21.23	$21.02	$22.42	$23.91	$22.45
Chemical processing	20.58	19.92	22.33	23.96	26.02	26.33
Land-based gas turbines	15.05	14.36	15.23	14.34	16.17	16.30
Other markets	25.98	26.92	26.86	24.65	31.54	24.36
Total product (excluding other revenue)	20.97	19.47	20.20	20.73	23.36	22.29
Total average selling price (including other revenue)	21.69	20.27	20.85	21.47	24.48	23.36

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2015

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	March 31,				Change
($ in thousands)	2014		2015		Amount	%
Net revenues	$115,350	100.0%	$138,688	100.0%	$23,338	20.2%
Cost of sales	106,286	92.1%	110,851	79.9%	4,565	4.3%
Gross profit	9,064	7.9%	27,837	20.1%	18,773	207.1%
Selling, general and administrative expense	9,482	8.2%	9,619	6.9%	137	1.4%
Research and technical expense	885	0.8%	926	0.7%	41	4.6%
Operating income	(1,303)	(1.1)%	17,292	12.5%	18,595	1,427.1%
Interest income	(41)	(0.0)%	(20)	0.0%	21	(51.2)%
Interest expense	21	0.0%	16	0.0%	(5)	(23.8)%
Income before income taxes	(1,283)	(1.1)%	17,296	12.5%	18,579	1,448.1%
Provision for income taxes	(60)	(0.1)%	5,577	4.0%	5,637	9,395.0%
Net income	$(1,223)	(1.1)%	$11,719	8.4%	$12,942	1,058.2%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended March 31,		Change
By market	2014	2015	Amount	%
Net revenues (in thousands)
Aerospace	$47,257	$60,320	$13,063	27.6%
Chemical processing	30,436	35,575	5,139	16.9%
Land-based gas turbines	21,756	19,858	(1,898)	(8.7)%
Other markets	11,389	16,566	5,177	45.5%
Total product revenue	110,838	132,319	21,481	19.4%
Other revenue	4,512	6,369	1,857	41.2%
Net revenues	$115,350	$138,688	$23,338	20.2%

Pounds by market (in thousands)
Aerospace	2,226	2,687	461	20.7%
Chemical processing	1,528	1,351	(177)	(11.6)%
Land-based gas turbines	1,515	1,218	(297)	(19.6)%
Other markets	423	680	257	60.8%
Total shipments	5,692	5,936	244	4.3%

Average selling price per pound
Aerospace	$21.23	$22.45	$1.22	5.7%
Chemical processing	19.92	26.33	6.41	32.2%
Land-based gas turbines	14.36	16.30	1.94	13.5%
Other markets	26.92	24.36	(2.56)	(9.5)%
Total product (excluding other revenue)	19.47	22.29	2.82	14.5%
Total average selling price (including other revenue)	20.27	23.36	3.09	15.2%

Net Revenues.   Net revenues were $138.7 million in the second quarter of fiscal 2015, an increase of 20.2% from $115.4 million in the same period of fiscal 2014.   Volume was 5.9 million pounds in the second quarter of fiscal 2015, an increase of 4.3% from 5.7 million pounds in the same period of fiscal 2014.  The increase in volume is primarily due to the apparent end of the destocking in the aerospace market as well as solid project-type shipments in the other markets during the second quarter of fiscal 2015.  The product-sales average selling price was $22.29 per pound in the second quarter of fiscal 2015, an increase of 14.5% from $19.47 per pound in the same period of fiscal 2014.  The average selling price increased as a result of several factors, including the following: widespread price increases instituted in the second half of fiscal 2014, representing approximately $0.57 of the increase; change in product mix, representing approximately $2.44 of the increase, partially offset by lower raw material market prices, which represented approximately $0.19 per pound of a decrease.

Sales to the aerospace market were $60.3 million in the second quarter of fiscal 2015, an increase of 27.6% from $47.3 million in the same period of fiscal 2014, due to a 20.7% increase in volume combined with a 5.7% increase in the average selling price per pound in this market.  The increase in volume primarily reflects the apparent end of destocking of inventory within the supply chain.  The average selling price per pound increase reflects the change to a higher-value product mix in part due to the lower-priced ingot project shipped in the second quarter of fiscal 2014, which represented approximately $1.84 of the increase, partially offset by a decrease in market prices of raw material, which represented approximately $0.25 per pound of a decrease, and price decreases due to increased competition in the commodity alloys, which represented approximately $0.37 of a decrease.

Sales to the chemical processing market were $35.6 million in the second quarter of fiscal 2015, an increase of 16.9% from $30.4 million in the same period of fiscal 2014, due to a 32.2% increase in the average selling price per pound partially offset by an 11.6% decrease in volume.  The second quarter of fiscal 2015 included high-value specialty application projects, but represented less volume than was shipped in fiscal 2014.  The increase in average selling price primarily reflects the higher-value product mix shipped in the second quarter of fiscal 2015, which represented approximately $4.19 of the increase, combined with the impact of improved pricing leverage with specialty applications along with the widespread price increases instituted in the second half of fiscal 2014, which represented approximately $2.43 of the increase.  Partially offsetting the increase in average selling price were lower raw material market prices, which represented approximately $0.21of a decrease.

Sales to the land-based gas turbine market were $19.9 million in the second quarter of fiscal 2015, a decrease of 8.7% from $21.8 million for the same period of fiscal 2014, due to a decrease of 19.6% in volume partially offset by an increase of 13.5% in the average selling price per pound. Volumes decreased due to lower levels of transactional business. The increase in average selling price reflects price increases that were announced in the second half of fiscal 2014 on orders that shipped in the second quarter of fiscal 2015, which represented approximately $0.92 of the increase.  The increase in average selling price was also a result of a change in product mix, which represented approximately $1.11 of the increase, partially offset by lower raw material market prices, which represented approximately $0.09 of a decrease.

Sales to other markets were $16.6 million in the second quarter of fiscal 2015, an increase of 45.5% from $11.4 million in the same period of fiscal 2014, due to a 60.8% increase in volume partially offset by a decrease of 9.5% in average selling price.  The increase in volume is primarily attributable to certain project-based orders shipped in fiscal 2015.  The decrease in average selling price reflects a change to a lower-value mix of products, which represented approximately $2.42 of the decrease, and lower raw material market prices and other factors, which represented approximately $0.14 of the decrease.

Other Revenue.   Other revenue was $6.4 million in the second quarter of fiscal 2015, an increase of 41.2% from $4.5 million in the same period of fiscal 2014. The increase is due primarily to higher conversion sales, in part from the acquisition of LCMP.

Cost of Sales.   Cost of sales was $110.9 million, or 79.9% of net revenues, in the second quarter of fiscal 2015 compared to $106.3 million, or 92.1% of net revenues, in the same period of fiscal 2014. Cost of sales in the second quarter of fiscal 2015 increased by $4.6 million as compared to the same period of fiscal 2014 due to higher volumes and a higher cost mix of products, offset by favorable absorption of manufacturing costs relative to the same period of fiscal 2014.

Gross Profit.   As a result of the above factors, gross profit was $27.8 million for the second quarter of fiscal 2015, an increase of $18.8 million from the same period of fiscal 2014. Gross margin as a percentage of net revenue increased to 20.1% in the second quarter of fiscal 2015 as compared to 7.9% in the same period of fiscal 2014. The increase is primarily attributable to increased pricing and a more profitable mix of products sold in fiscal 2015.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $9.6 million for the second quarter of fiscal 2015, an increase of $0.1 million from the same period of fiscal 2014. The increase in expense was primarily driven by higher incentive compensation as compared to the second quarter of fiscal 2014, partially offset by foreign exchange gains. Selling, general and administrative expense as a percentage of net revenues decreased to 6.9% for the second quarter of fiscal 2015 compared to 8.2% for the same period of fiscal 2014.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.7% of revenue, for the second quarter of fiscal 2015, compared to $0.9 million, or 0.8% of revenue, in the same period of fiscal 2014.

Operating Income/(Loss).  As a result of the above factors, operating income in the second quarter of fiscal 2015 was $17.3 million compared to an operating loss of $1.3 million in the same period of fiscal 2014.

Income Taxes.  Income tax expense was $5.6 million in the second quarter of fiscal 2015, an increase of $5.6 million from a benefit of $0.1 million in the second quarter of fiscal 2014.  The effective tax rate for the second quarter of fiscal 2015 was 32.2%, compared to 4.7% in the same period of fiscal 2014.  The low effective tax rate last year was due to a discrete tax item in the second quarter of fiscal 2014 which decreased the tax benefit by $0.2 million.

Net Income/(Loss).  As a result of the above factors, net income in the second quarter of fiscal 2015 was $11.7 million, an increase of $12.9 million from a net loss of $1.2 million in the same period of fiscal 2014.

Results of Operations for the Six Months Ended March 31, 2014 Compared to the Six Months Ended March 31, 2015

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended
	March 31,				Change
($ in thousands)	2014		2015		Amount	%
Net revenues	$209,050	100.0%	$249,364	100.0%	$40,314	19.3%
Cost of sales	194,736	93.2%	201,256	80.7%	6,520	3.3%
Gross profit	14,314	6.8%	48,108	19.3%	33,794	236.1%
Selling, general and administrative expense	19,438	9.3%	19,355	7.8%	(83)	(0.4)%
Research and technical expense	1,763	0.8%	1,813	0.7%	50	2.8%
Operating income (loss)	(6,887)	(3.3)%	26,940	10.8%	33,827	(491.2)%
Interest income	(87)	(0.0)%	(43)	0.0%	44	(50.6)%
Interest expense	39	0.0%	32	0.0%	(7)	(17.9)%
Income (loss) before income taxes	(6,839)	(3.3)%	26,951	10.8%	33,790	(494.1)%
Provision for income taxes	(2,124)	(1.0)%	8,851	3.5%	10,975	(516.7)%
Net income (loss)	$(4,715)	(2.3)%	$18,100	7.3%	$22,815	(483.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended March 31,		Change
By market	2014	2015	Amount	%
Net revenues (in thousands)
Aerospace	$87,208	$103,575	$16,367	18.8%
Chemical processing	53,509	66,328	12,819	24.0%
Land-based gas turbines	39,901	37,391	(2,510)	(6.3)%
Other markets	20,792	30,666	9,874	47.5%
Total product revenue	201,410	237,960	36,550	18.1%
Other revenue	7,640	11,404	3,764	49.3%
Net revenues	$209,050	$249,364	$40,314	19.3%

Pounds by market (in thousands)
Aerospace	3,856	4,496	640	16.6%
Chemical processing	2,649	2,533	(116)	(4.4)%
Land-based gas turbines	2,721	2,302	(419)	(15.4)%
Other markets	785	1,127	342	43.6%
Total shipments	10,011	10,458	447	4.5%

Average selling price per pound
Aerospace	$22.62	$23.04	$0.42	1.9%
Chemical processing	20.20	26.19	5.99	29.7%
Land-based gas turbines	14.66	16.24	1.58	10.8%
Other markets	26.49	27.21	0.72	2.7%
Total product (excluding other revenue)	20.12	22.75	2.63	13.1%
Total average selling price (including other revenue)	20.88	23.84	2.96	14.2%

Net Revenues.  Net revenues were $249.4 million in the first six months of fiscal 2015, an increase of 19.3% from $209.1 million in the same period of fiscal 2014 due to increases in both volume and average selling price per pound.   Volume was 10.5 million pounds in the first six months of fiscal 2015, an increase of 4.5% from 10.0 million pounds in the same period of fiscal 2014.  The product-sales average selling price was $22.75 per pound in the first six months of fiscal 2015, an increase of 13.1% from $20.12 per pound in the same period of fiscal 2014.  Average selling price increased primarily due to a higher-value product mix, which represented approximately $1.70 of the increase. Widespread price increases were announced in the second half of fiscal 2014, which shipped in fiscal 2015, and represented approximately $0.66 of the increase. In addition, increased market prices for raw materials represented approximately $0.27 of the increase as the average price of raw materials, especially nickel, was slightly higher in the first six months of fiscal 2015 compared to the same period of fiscal 2014.

Sales to the aerospace market were $103.6 million in the first six months of fiscal 2015, an increase of 18.8% from $87.2 million in the same period of fiscal 2014, due to a 16.6% increase in volume combined with a 1.9% increase in the average selling price per pound. The increase in volume reflects the apparent end of destocking of inventory in the supply chain that improved over the first half of fiscal 2015.  The average selling price per pound increase reflects the impact of a higher-value product mix, particularly because of a large project of commodity ingot sales in the second quarter of fiscal 2014, which represented approximately $0.39 of the increase, higher market raw material prices, which represented approximately $0.43 of the increase, partially offset by pricing competition, which represented approximately $0.40 of a decrease.

Sales to the chemical processing market were $66.3 million in the first six months of fiscal 2015, an increase of 24.0% from $53.5 million in the same period of fiscal 2014, due to a 29.7% increase in average selling price per pound partially offset by a 4.4% decrease in volume.  The first half of fiscal 2015 included several high-value specialty application projects but represented less volume than was shipped in fiscal 2014.  The increase in average selling price was driven predominately by a change in mix to higher-value products and widespread price increases announced in fiscal 2014, which represented approximately $5.88 of the increase, and higher market prices for raw materials, which represented approximately $0.11 of the increase.

Sales to the land-based gas turbine market were $37.4 million in the first six months of fiscal 2015, a decrease of 6.3% from $39.9 million for the same period of fiscal 2014, due to a decrease of 15.4% in volume partially offset by a 10.8% increase in the average selling price per pound. Volumes decreased due to lower levels of transactional business.  The increase in average selling price is due to widespread price increases, which represented approximately $1.09 of the increase, higher market prices for raw materials, which represented approximately $0.19 of the increase, and a shift to higher-value product mix, which represented approximately $0.30 of the increase.

Sales to other markets were $30.7 million in the first six months of fiscal 2015, an increase of 47.5% from $20.8 million in the same period of fiscal 2014, due to a 2.7% increase in average selling price combined with a 43.6% increase in volume.    The increase in volume is due to project orders shipped in fiscal 2015, which reflects the project-oriented nature of these markets.  The increase in average selling price reflects a change to a mix of higher-value alloys and forms sold into the other market category, which represented approximately $0.64 of the increase, and higher market raw material prices, which represented approximately $0.19 of the increase, partially offset by increased pricing competition, which represented approximately $0.11 of a decrease.

Other Revenue.  Other revenue was $11.4 million in the first six months of fiscal 2015, an increase of 49.3% from $7.6 million in the same period of fiscal 2014, due primarily to increased toll conversion sales, in part from the acquisition of LCMP.

Cost of Sales.  Cost of sales was $201.3 million, or 80.7% of net revenues, in the first six months of fiscal 2015 compared to $194.7 million, or 93.2% of net revenues, in the same period of fiscal 2014.  Cost of sales in the first six months of fiscal 2015 increased by $6.5 million as compared to the same period of fiscal 2014 primarily due to higher volume and a higher cost mix of products, offset by favorable absorption of manufacturing costs relative to the same period of fiscal 2014.

Gross Profit.  As a result of the above factors, gross profit was $48.1 million for the first six months of fiscal 2015, an increase of $33.8 million, or 236.1%, from the same period of fiscal 2014. Gross profit as a percentage of net revenue was 19.3% in the first six months of fiscal 2015 as compared to 6.8% in the same period of fiscal 2014. The increase in gross profit as a percentage of net revenue is primarily attributable to increased average selling prices and increased volumes of higher-value products, including proprietary and specialty alloy products.

Selling, General and Administrative Expense.  Selling, general and administrative expense during the first six months of fiscal 2015 decreased by approximately of $0.1 million, or 0.4%, from $19.4 million in the same period of fiscal 2014. Higher incentive compensation as compared to the prior year was offset by foreign currency gains.  Selling, general and administrative expenses as a percentage of net revenues decreased to 7.8% for the first six months of fiscal 2015 compared to 9.3% for the same period of fiscal 2014 primarily due to increased revenues.

Research and Technical Expense.  Research and technical expense was $1.8 million, or 0.7% of revenue, for the first six months of fiscal 2015. Research and technical expense was $1.8 million, or 0.8% of net revenues, in the same period of fiscal 2014.

Operating Income / (Loss).  As a result of the above factors, operating income in the first six months of fiscal 2015 was $26.9 million, compared to operating loss of $6.9 million in the same period of fiscal 2014. Operating income as a percentage of net revenue was 10.8% in the first six months of fiscal 2015.

Income Taxes.  Income taxes expense was $8.9 million in the first six months of fiscal 2015, an increase of $11.0 million from an income tax benefit of $2.1 million provision in the same period of fiscal 2014.  The effective tax rate for the first six months of fiscal 2015 was 32.8%, compared to 31.1% in the same period of fiscal 2014.

Net Income / (Loss).  As a result of the above factors, net income in the first six months of fiscal 2015 was $18.1 million, an increase of $22.8 million, from a net loss of $4.7 million in the same period of fiscal 2014.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $286.1 million at March 31, 2015, an increase of $14.8 million or 5.5% from $271.3 million at September 30, 2014. This increase resulted primarily from accounts receivable and inventory increasing $15.1 million and $0.4 million, respectively, partially offset by accounts payable and accrued expenses increasing by $0.6 million during the first six months of fiscal 2015.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2015, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At March 31, 2015, the Company had cash and cash equivalents of $32.2 million compared to cash and cash equivalents of $45.9 million at September 30, 2014. As of March 31, 2015, the Company had cash and cash equivalents of $8.5 million that was held by foreign subsidiaries in various currencies.

Net cash provided by operating activities was $15.5 million in the first six months of fiscal 2015 compared to cash provided by operating activities of $22.6 million in the first six months of fiscal 2014.  Items contributing to the difference included a $2.5 million increase in accounts payable and accrued expenses in the first six months of fiscal 2015 compared to a $22.6 million increase in the same period of fiscal 2014 and a $17.8 million increase in accounts receivable in the first six months of fiscal 2015 compared to a $4.3 million decrease in accounts receivable during the same period of fiscal 2014.  These changes were partially offset by a $22.8 million difference between net income of

$18.1 million in fiscal 2015 compared to a net loss of $4.7 million in the same period of fiscal 2014 and a $0.9 million decrease in deferred income taxes in the first six months of fiscal 2015 compared to a $8.0 million decrease in the same period in fiscal 2014.  Net cash used in investing activities was $22.7 million in the first six months of fiscal 2015 compared to $24.3 million in the same period of fiscal 2014 as a result of the ramp-down of our capacity investments in tubular and flat rolled products, partially offset by the investment in the Leveltek-LaPorte operations of $14.6 million.  Net cash used in financing activities in the first six months of fiscal 2015 of $5.7 million included $5.5 million of dividend payments, in addition to cash used to repurchase treasury stock to satisfy payroll taxes owed as a result of restricted stock vesting.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2015 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At March 31, 2015, the Company had cash of $32.2 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2015, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of March 31, 2015, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•             Funding operations;

•             Capital spending (discussed below); and

•             Dividends to stockholders.

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC in LaPorte, Indiana for $14.6 million in cash. Excluding that acquisition, capital investment in the first six months of fiscal 2015 was $8.1 million and the forecast for capital spending in fiscal 2015 is $18.8 million ($33.4 million, including the acquisition).

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2015:

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Credit facility fees(1)	$437	$340	$97	$—	$—
Operating lease obligations	17,162	3,278	4,504	2,564	6,816
Capital lease obligations	143	33	66	44	—
Raw material contracts	48,450	45,657	2,793	—	—
Capital projects and other commitments	15,999	15,999	—	—	—
Pension plan(2)	66,560	6,457	16,445	13,651	30,007
Non-qualified pension plans	765	95	190	190	290
Other postretirement benefits(3)	49,011	4,477	9,534	10,000	25,000
Environmental post-closure monitoring	959	85	166	193	515
Total	$199,486	$76,421	$33,795	$26,642	$62,628

(1)             As of March 31, 2015, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

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

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2015. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2014.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2015, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 4.         Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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
Date: May 7, 2015

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 7, 2015

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.