Form 10-Q
period 2015-06-30
HAYNES INTERNATIONAL INC
filed 2015-08-06
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

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

As of August 6, 2015, the registrant had 12,446,000  shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$45,871	$47,235
Accounts receivable, less allowance for doubtful accounts of $861 and $971 respectively	72,439	73,563
Inventories	254,027	261,062
Income taxes receivable	3,235	3,292
Deferred income taxes	6,297	11,631
Other current assets	2,964	2,864
Total current assets	384,833	399,647
Property, plant and equipment, net	174,083	186,005
Deferred income taxes—long term portion	44,639	36,030
Prepayments and deferred charges	2,031	1,737
Goodwill	—	4,789
Other intangible assets, net	5,185	6,900
Total assets	$610,771	$635,108
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,957	$41,487
Accrued expenses	13,213	16,977
Accrued pension and postretirement benefits	4,572	4,572
Deferred revenue—current portion	2,500	2,500
Total current liabilities	62,242	65,536
Long-term obligations (less current portion)	745	4,467
Deferred revenue (less current portion)	27,829	25,954
Accrued pension benefits	72,315	71,624
Accrued postretirement benefits	100,910	101,105
Total liabilities	264,041	268,686
Commitments and contingencies (Notes 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,434,748 and 12,467,498 shares issued and 12,418,471 and 12,446,000 outstanding at September 30, 2014 and June 30, 2015, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	242,387	243,944
Accumulated earnings	166,999	183,487
Treasury stock, 16,277 shares at September 30, 2014 and 21,498 shares at June 30, 2015	(840)	(1,091)
Accumulated other comprehensive loss	(61,828)	(59,930)
Total stockholders’ equity	346,730	366,422
Total liabilities and stockholders’ equity	$610,771	$635,108

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Net revenues	$126,293	$121,270	$335,343	$370,634
Cost of sales	112,232	97,119	306,968	298,375
Gross profit	14,061	24,151	28,375	72,259
Selling, general and administrative expense	10,085	12,412	29,523	31,767
Research and technical expense	867	878	2,630	2,691
Operating income (loss)	3,109	10,861	(3,778)	37,801
Interest income	(30)	(21)	(117)	(64)
Interest expense	17	36	56	68
Income (loss) before income taxes	3,122	10,846	(3,717)	37,797
Provision for (Benefit from) income taxes	1,026	4,244	(1,098)	13,095
Net income (loss)	$2,096	$6,602	$(2,619)	24,702
Net income (loss) per share:
Basic	$0.17	$0.53	$(0.21)	$1.99
Diluted	$0.17	$0.53	$(0.21)	$1.98
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Net income (loss)	$2,096	$6,602	$(2,619)	$24,702
Other comprehensive income (loss), net of tax:
Pension and postretirement	711	1,255	2,134	3,762
Foreign currency translation adjustment	1,104	3,381	2,785	(1,864)
Comprehensive income	$3,911	$11,238	$2,300	$26,600

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$(2,619)	$24,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,425	13,898
Amortization	312	385
Pension and post-retirement expense—U.S. and U.K.	7,822	9,591
Change in long-term obligations	—	(778)
Stock compensation expense	1,489	1,609
Excess tax benefit (expense) from option exercises	(432)	52
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	(3,978)	624
Loss on disposition of property	245	180
Change in assets and liabilities:
Accounts receivable	6,236	(2,341)
Inventories	(13,855)	(7,742)
Other assets	(594)	389
Accounts payable and accrued expenses	23,280	4,028
Income taxes	1,712	269
Accrued pension and postretirement benefits	(5,056)	(4,112)
Net cash provided by operating activities	24,112	38,879
Cash flows from investing activities:
Additions to property, plant and equipment	(33,317)	(14,049)
Acquisition of Leveltek - LaPorte assets	—	(14,600)
Net cash used in investing activities	(33,317)	(28,649)
Cash flows from financing activities:
Dividends paid	(8,174)	(8,214)
Proceeds from exercise of stock options	1,063	—
Payment for purchase of treasury stock	(335)	(251)
Excess tax benefit from option exercises	432	(52)
Net cash used in financing activities	(7,014)	(8,517)
Effect of exchange rates on cash	291	(349)
Increase (decrease) in cash and cash equivalents:	(15,928)	1,364
Cash and cash equivalents:
Beginning of period	68,326	45,871
End of period	$52,398	$47,235
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$4	$19
Income taxes paid (net of refunds)	$983	$12,189
Capital expenditures incurred but not yet paid	$1,964	$1,269
Capital lease obligation incurred	$—	$4,500

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect, if any, on its consolidated financial statements.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2014	2015
Raw Materials	$25,050	$21,906
Work-in-process	144,285	138,579
Finished Goods	83,674	99,332
Other	1,018	1,245
	$254,027	$261,062

Note 4.Income Taxes

Income tax expense for the three and nine months ended June 30, 2014 and 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended June 30, 2015 was 39.2% compared to 32.9% in the same period of fiscal 2014.  The higher effective tax rate for the third quarter of fiscal 2015 is primarily attributable to a change in the Indiana tax law that was enacted in May, which decreased the deferred tax asset and increased tax expense by $1.1 million. The effective tax rate for the nine-months ended June 30, 2015 was 34.6% compared to 29.5% in the same period of fiscal 2014.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months and nine months ended June 30, 2014 and 2015 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2014	2015	2014	2015	2014	2015	2014	2015
Service cost	$993	$975	$67	$84	$2,978	$2,924	$200	$253
Interest cost	2,953	2,787	1,144	1,097	8,653	8,010	3,433	$3,289
Expected return	(3,702)	(3,761)	—	—	(10,846)	(10,807)	—	$—
Amortizations	1,368	1,381	(224)	608	4,077	4,097	(673)	$1,825
Net periodic benefit cost	$1,612	$1,382	$987	$1,789	$4,862	$4,224	$2,960	$5,367

The Company has a minimum contribution requirement of approximately $800 in fiscal 2015 to the U.S. pension plan. While the Company has not yet contributed to Company sponsored domestic pension plans, the Company contributed $3,346 to its other post-retirement benefit plans and $694 to the U.K. pension plan for the nine months ended June 30, 2015. The Company presently expects future contributions of $1,500 to its U.S. pension plan, $1,131 to its other post-retirement benefit plan, and $281 to the U.K. pension plan for the remainder of fiscal 2015.

Note 6.Legal, Environmental, and Other Contingencies

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, employment, and federal and/or state Equal Employment Opportunity Commission administrative actions.  Future expenditures for environmental, employment, intellectual property, and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company has received permits from the Indiana Department of Environmental Management, or IDEM, to close and to provide post-closure monitoring and care for certain areas at the Kokomo facility previously used for the storage and disposal of wastes, some of which are classified as hazardous under applicable regulations. Closure certification was received in fiscal 1988 for the South Landfill at the Kokomo facility, and post-closure monitoring and care is ongoing there. Closure certification was received in fiscal 1999 for the North Landfill at the Kokomo facility, and post-closure monitoring and care are permitted and ongoing there. The Company also has a single post-closure permit applicable to both the North and South Landfills, which contains monitoring and post-closure care requirements. In addition, IDEM required that a Resource Conservation and Recovery Act, or RCRA, Facility Investigation, or RFI be conducted in order to further evaluate one additional area of concern and one additional solid waste management unit. The RFI commenced in fiscal 2008 and is ongoing. Based on preliminary results, the Company has determined that additional testing and further source remediation are necessary.

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

As of September 30, 2014 and June 30, 2015, the Company has accrued $823 for post-closure monitoring and maintenance activities. Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in period ended June 30, 2015.

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

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC in LaPorte, Indiana for $14.6 million in cash (See Note 14, Acquisition).  In connection with the acquisition, the Company recorded goodwill of $4,789 and customer relationships intangible assets of $2,100.  As the customer relationships have a definite life, the Company amortizes them over a period of 16 years under an accelerated method and tests them for impairment at least annually as of August 31 (the annual impairment testing date).

Amortization of the customer relationships, patents, non-competes, and other intangibles was $104 and $144 for the three-month periods ended June 30, 2014 and June 30, 2015, respectively, and $312 and $385 for the nine-month periods ended June 30, 2014 and June 30, 2015, respectively.

The following represents the changes in the carrying value of goodwill for the period ended June 30, 2015:

Goodwill at September 30, 2014	$—
Goodwill acquired - Leveltek-LaPorte Assets	4,789
Adjustments	—
Goodwill at June 30, 2015	$4,789

The following represents a summary of intangible assets at September 30, 2014 and June 30, 2015:

	Gross	Accumulated	Carrying
September 30, 2014	Amount	Amortization	Amount
Patents	$4,030	$(2,813)	$1,217
Trademarks	3,800	—	3,800
Customer relationships	—	—	—
Non-compete	500	(452)	48
Other	330	(210)	120
	$8,660	$(3,475)	$5,185

	Gross	Accumulated	Carrying
June 30, 2015	Amount	Amortization	Amount
Patents	$4,030	$(3,022)	$1,008
Trademarks	3,800	—	3,800
Customer relationships	2,100	(79)	2,021
Non-compete	—	—	—
Other	330	(259)	71
	$10,260	$(3,360)	$6,900

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2015 (remainder of fiscal year)	126
2016	490
2017	431
2018	427
2019	246
Thereafter	1,380

Note 9.  Net Income (Loss) Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. As a result of the loss in the first nine months of fiscal 2014, no additional common shares or restricted stock awards are included because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2014	2015	2014	2015
Numerator: Basic and Diluted
Net income (loss)	$2,096	$6,602	$(2,619)	$24,702
Dividends paid	(2,729)	(2,738)	(8,174)	(8,214)
Undistributed income (loss)	(633)	3,864	(10,793)	16,488
Percentage allocated to common shares	99.7%	99.1%	100.0%	99.1%
Undistributed income (loss) allocated to common shares	(631)	3,829	(10,793)	16,339
Dividends paid on common shares outstanding	2,722	2,713	8,174	8,140
Net income (loss) available to common shares	2,091	6,542	(2,619)	24,479
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,310,955	12,333,550	12,281,960	12,330,994
Adjustment for dilutive potential common shares	24,906	13,244	—	12,678
Weighted average shares outstanding - Diluted	12,335,861	12,346,794	12,281,960	12,343,672

Basic net income (loss) per share	$0.17	$0.53	$(0.21)	$1.99
Diluted net income (loss) per share	$0.17	$0.53	$(0.21)	$1.98

Number of stock option shares excluded as their effect would be anti-dilutive	163,605	290,255	221,748	290,255
Number of restrictive stock option shares excluded as their effect would be anti-dilutive	97,150	112,450	97,150	112,550

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,310,955	12,333,550	12,281,960	12,330,994
Unvested participating shares	24,906	112,450	—	112,550
	12,335,861	12,446,000	12,281,960	12,443,544

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

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2015:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2014	97,150	$51.96
Granted	41,700	$46.72
Forfeited / Canceled	(8,950)	$55.54
Vested	(17,450)	$56.52
Unvested at June 30, 2015	112,450	$49.07
Expected to vest	89,250	$48.70

Compensation expense related to restricted stock for the three months ended June 30, 2014 and 2015 was $325 and $442, respectively, and for the nine months ended June 30, 2014 and 2015 was $1,135 and $1,211, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2015 was $2,339, to be recognized over a weighted average period of 1.42 years. During the first quarter of fiscal 2015, the Company repurchased 5,221 shares of stock from employees and directors at an average purchase price of $48.04 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Stock Option Plans

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 25, 2014	$8.17	1.90%	0.96%	28%	3	years

On November 25, 2014, the Company granted 81,100 options at an exercise price of $46.72, the fair market value of the Company’s common stock the day immediately preceding the day of the grant. During the first nine months of fiscal 2015, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2014 and 2015 was $121 and $136, respectively, and for the nine months ended June 30, 2014 and 2015 was $354 and $398, respectively. The remaining unrecognized compensation expense at June 30, 2015 was $813, to be recognized over a weighted average vesting period of 1.49 years.

The following tables summarize the activity under the stock option plans for the nine months ended June 30, 2015 and provide information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2014	282,001		$51.61
Granted	81,100		$46.72
Exercised	—		$—
Canceled	—		$—
Outstanding at June 30, 2015	363,101	$1,243	$50.52	5.70	yrs.
Vested or expected to vest	342,016	$1,192	$50.66	5.56	yrs.
Exercisable at June 30, 2015	239,367	$1,015	$51.66	4.01	yrs.

		Remaining	Outstanding	Exercisable
	Exercise Price	Contractual	Number of	Number of
Grant Date	Per Share	Life in Years	Shares	Shares
March 31, 2006	31.00	0.75	10,000	10,000
March 30, 2007	72.93	1.75	47,500	47,500
March 31, 2008	54.00	2.75	58,000	58,000
October 1, 2008	46.83	3.25	20,000	20,000
March 31, 2009	17.82	3.75	12,084	12,084
January 8, 2010	34.00	4.50	12,400	12,400
November 24, 2010	40.26	5.42	19,667	19,667
November 25, 2011	55.88	6.42	19,700	19,700
November 20, 2012	47.96	7.42	35,600	23,734
December 10, 2012	48.39	7.42	1,800	1,200
November 26, 2013	52.78	8.42	45,250	15,082
November 25, 2014	46.72	9.42	81,100	—
			363,101	239,367

Note 11.    Dividend

In the third quarter of fiscal 2015, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 15, 2015 to stockholders of record at the close of business on June 1, 2015.  The dividend cash pay-out was $2,738 for the quarter based on the number of shares outstanding.

On August 6, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2015 to stockholders of record at the close of business on September 1, 2015.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $45,871 and $47,235 as of September 30, 2014 and June 30, 2015, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2014	$(41,092)	$(16,247)	$3,644	$(53,695)
Other comprehensive income (loss) before reclassifications	—	—	1,104	1,104
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items	202	(724)	—	(522)
Actuarial losses	1,153	500	—	1,653
Tax expense or (benefit)	(502)	82	—	(420)
Net current-period other comprehensive income (loss)	853	(142)	1,104	1,815
Accumulated other comprehensive income (loss) as of June 30, 2014	$(40,239)	$(16,389)	$4,748	$(51,880)

	Three Months Ended June 30, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2015	$(41,058)	$(19,235)	$(4,273)	$(64,566)
Other comprehensive income (loss) before reclassifications	—	—	3,381	3,381
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items	202	—	—	202
Actuarial losses	1,182	608	—	1,790
Tax expense or (benefit)	(513)	(224)	—	(737)
Net current-period other comprehensive income (loss)	871	384	3,381	4,636
Accumulated other comprehensive loss as of June 30, 2015	$(40,187)	$(18,851)	$(892)	$(59,930)

	Nine Months Ended June 30, 2014
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2013	$(42,798)	$(15,964)	$1,963	$(56,799)
Other comprehensive income (loss) before reclassifications	—	—	2,785	2,785
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items	606	(2,171)	—	(1,565)
Actuarial losses	3,458	1,498	—	4,956
Tax expense or (benefit)	(1,505)	248	—	(1,257)
Net current-period other comprehensive income (loss)	2,559	(425)	2,785	4,919
Accumulated other comprehensive income (loss) as of June 30, 2014	$(40,239)	$(16,389)	$4,748	$(51,880)

	Nine Months Ended June 30, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive income (loss) before reclassifications	—	—	(1,864)	(1,864)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items	606	—	—	606
Actuarial losses	3,545	1,825	—	5,370
Tax expense or (benefit)	(1,538)	(676)	—	(2,214)
Net current-period other comprehensive income (loss)	2,613	1,149	(1,864)	1,898
Accumulated other comprehensive loss as of June 30, 2015	$(40,187)	$(18,851)	$(892)	$(59,930)

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

The goodwill recognized in connection with the Leveltek-LaPorte assets consists of the value associated with the addition of the stretching and leveling capabilities as well as increased capacity in slitting and cut-to-length operations to meet customer demand.  The complementary asset capabilities are expected to lead to operating cost synergies as well as expand the Company’s commercial offerings.

Note 15.  Capital lease obligation

On January 1, 2015, the company entered into a capital lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long term component of the capital lease obligation is included in Long term obligations.

As of June 30, 2015, future minimum lease rental payments applicable to the capital lease was as follows.

2015 (remainder of fiscal year)	$267
2016	534
2017	534
2018	540
2019	546
Thereafter	8,514
Total minimum capital lease payments	10,935
Less amounts representing interest	(6,700)
Present value of net minimum capital lease payments	4,235
Less current obligation	(514)
Total long term capital lease obligation	$3,721

The capital lease obligation is included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	June 30,
	2014	2015
Environmental post-closure monitoring and maintenance activities	$823	$823
Future capital lease rental payments	—	4,235
Less amounts due within one year	(78)	(591)
Long-term obligations (less current portion)	$745	$4,467

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

Dividends Paid and Declared

In the third quarter of fiscal 2015, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid June 15, 2015 to stockholders of record at the close of business on June 1, 2015.  The dividend cash pay-out in the third quarter was approximately $2.7 million based on the number of shares outstanding and equal to approximately $10.9 million on an annualized basis.

On August 6, 2015, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2015 to stockholders of record at the close of business on September 1, 2015.

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

Capital Spending

The Company’s strategic capital investment projects that were announced in fiscal 2012 have been completed and resulted in expansions of flat product capacity in Kokomo, Indiana and tubular production capacity in Arcadia, Louisiana.  These investments have already begun contributing to profitability, and management expects continued benefits as utilization ramps up on this new capacity. The forecast for capital investments in fiscal 2015 is approximately $18.8 million, including amounts spent to date, but excluding the acquisition of the Leveltek-LaPorte assets, which were purchased for $14.6 million in January, 2015. The combined $33.4 million is our projected cash used in investing activities for fiscal 2015.

Volumes, Competition and Pricing

Business condition were challenging in the third quarter of fiscal 2015 with falling nickel prices and continued headwinds related to foreign currency and lower chemical processing market activity.  Volumes in each of the Company’s major markets were lower in the third quarter of fiscal year 2015 as compared to the same period in fiscal 2014 and as compared to the second quarter of fiscal 2015.  However, a higher-valued product mix helped sustain the average selling price per pound and supported the gross profit as a percentage of net revenues and profitability in the quarter.  The price increases that were announced in the second half of fiscal 2014 also favorably impacted pricing of product that shipped in the third quarter of fiscal 2015.  These circumstances contributed to an average selling price improvement for product sales of $2.86 per pound sold, a 14.2% improvement over the first nine months of fiscal 2014.

The market price of nickel has been declining, which can cause customers to delay orders for the Company’s products in order to receive a lower price in the future.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  In addition, falling nickel prices create compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as we sell off the higher cost inventory acquired in a prior period with higher nickel prices.  This compression occurred in the third quarter and will likely continue to negatively impact gross margins in the remainder of fiscal 2015.

During the first nine months of fiscal 2014, the Company experienced reduced demand, increased price competition in commodity-type alloys and destocking in the supply chain as customers consumed excess inventory.  In the first nine months of fiscal 2015, the Company experienced higher aerospace volume as well as a stronger mix of high-value specialty and proprietary alloys in high-value product forms in the chemical processing and other markets.   The commodity portion of the chemical processing market remains highly cost competitive with a low volume of available projects.

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2014 and 2015
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2013	2014	2014	2014	2014	2015	2015
Net Revenues	$93,700	$115,350	$126,293	$120,067	$110,676	$138,688	$121,270
Gross Profit Margin	$5,250	$9,064	$14,061	$18,923	$20,271	$27,837	$24,151
Gross Profit Margin %	5.6%	7.9%	11.1%	15.8%	18.3%	20.1%	19.9%

During the third quarter of fiscal 2015, gross margin slightly declined sequentially but still represents a recovery from the prior year.    Gross margin was 19.9% in the third quarter compared to an 11.1% gross margin percentage in the same period last year.  As mentioned above, a stronger mix of high-value specialty and proprietary alloys in high-value product forms contributed to this improvement. The slight reduction compared to the second quarter of fiscal 2015 relates to falling nickel prices.

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

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2014	2014	2014	2014	2015	2015
Backlog(1)
Dollars (in thousands)	$180,150	$202,283	$204,680	$221,322	$215,529	$220,406	$192,894
Pounds (in thousands)	5,875	7,520	8,240	7,835	8,032	7,335	6,492
Average selling price per pound	$30.66	$26.90	$24.84	$28.25	$26.83	$30.05	$29.71
Average nickel price per pound
London Metals Exchange(2)	$6.31	$7.10	$8.42	$8.20	$7.22	$6.23	$5.80

(1)

The Company defines backlog to include firm commitments from customers for delivery of product at established prices. Approximately 30% of the orders in the backlog at any given time include prices that are subject to adjustment based on changes in raw material costs. Historically, approximately 75% of the backlog orders have shipped within nine months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog was $192.9 million at June 30, 2015, a decrease of approximately $27.5 million, or 12.5%, from $220.4 million at March 31, 2015. The backlog dollars decreased during the third quarter of fiscal 2015 due to an 11.5% decrease in pounds, combined with a 1.1% decrease in the average selling price per pound. The decrease in pounds is due to the continued shipping of some major projects in the third quarter and lower order entry driven presumably by the falling price of nickel.  The decrease in average selling price per pound reflects a change in product mix in the backlog as well as a decline in the market prices of raw materials, primarily nickel.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2014	2014	2014	2014	2015	2015
Net revenues (in thousands)
Aerospace	$39,951	$47,257	$54,177	$53,776	$43,255	$60,320	$56,484
Chemical processing	23,073	30,436	30,570	29,330	30,753	35,575	24,159
Land-based gas turbines	18,145	21,756	24,989	21,853	17,533	19,858	17,616
Other markets	9,403	11,389	12,626	10,993	14,100	16,566	14,496
Total product revenue	90,572	110,838	122,362	115,952	105,641	132,319	112,755
Other revenue	3,128	4,512	3,931	4,115	5,035	6,369	8,515
Net revenues	$93,700	$115,350	$126,293	$120,067	$110,676	$138,688	$121,270

Shipments by markets (in thousands of pounds)
Aerospace	1,630	2,226	2,577	2,399	1,809	2,687	2,439
Chemical processing	1,121	1,528	1,369	1,224	1,182	1,351	852
Land-based gas turbines	1,206	1,515	1,641	1,524	1,084	1,218	1,028
Other markets	362	423	470	446	447	680	466
Total shipments	4,319	5,692	6,057	5,593	4,522	5,936	4,785

Average selling price per pound
Aerospace	$24.51	$21.23	$21.02	$22.42	$23.91	$22.45	$23.16
Chemical processing	20.58	19.92	22.33	23.96	26.02	26.33	28.36
Land-based gas turbines	15.05	14.36	15.23	14.34	16.17	16.30	17.14
Other markets	25.98	26.92	26.86	24.65	31.54	24.36	31.11
Total product (product only; excluding other revenue)	20.97	19.47	20.20	20.73	23.36	22.29	23.56
Total average selling price (including other revenue)	21.69	20.27	20.85	21.47	24.48	23.36	25.34

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2015

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2014		2015		Amount	%
Net revenues	$126,293	100.0%	$121,270	100.0%	$(5,023)	(4.0)%
Cost of sales	112,232	88.9%	97,119	80.1%	(15,113)	(13.5)%
Gross profit	14,061	11.1%	24,151	19.9%	10,090	71.8%
Selling, general and administrative expense	10,085	8.0%	12,412	10.2%	2,327	23.1%
Research and technical expense	867	0.7%	878	0.7%	11	1.3%
Operating income	3,109	2.5%	10,861	9.0%	7,752	249.3%
Interest income	(30)	(0.0)%	(21)	(0.0)%	9	(30.0)%
Interest expense	17	0.0%	36	0.0%	19	111.8%
Income before income taxes	3,122	2.5%	10,846	8.9%	7,724	247.4%
Provision for income taxes	1,026	0.8%	4,244	3.5%	3,218	313.6%
Net income	$2,096	1.7%	$6,602	5.4%	$4,506	215.0%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2014	2015	Amount	%
Net revenues (in thousands)
Aerospace	$54,177	$56,484	$2,307	4.3%
Chemical processing	30,570	24,159	(6,411)	(21.0)%
Land-based gas turbines	24,989	17,616	(7,373)	(29.5)%
Other markets	12,626	14,496	1,870	14.8%
Total product revenue	122,362	112,755	(9,607)	(7.9)%
Other revenue	3,931	8,515	4,584	116.6%
Net revenues	$126,293	$121,270	$(5,023)	(4.0)%

Pounds by market (in thousands)
Aerospace	2,577	2,439	(138)	(5.4)%
Chemical processing	1,369	852	(517)	(37.8)%
Land-based gas turbines	1,641	1,028	(613)	(37.4)%
Other markets	470	466	(4)	(0.9)%
Total shipments	6,057	4,785	(1,272)	(21.0)%

Average selling price per pound
Aerospace	$21.02	$23.16	$2.14	10.2%
Chemical processing	22.33	28.36	6.03	27.0%
Land-based gas turbines	15.23	17.14	1.91	12.5%
Other markets	26.86	31.11	4.25	15.8%
Total product (excluding other revenue)	20.20	23.56	3.36	16.6%
Total average selling price (including other revenue)	$20.85	$25.34	$4.49	21.5%

Net Revenues.   Net revenues were $121.3 million in the third quarter of fiscal 2015, a decrease of 4.0% from $126.3 million in the same period of fiscal 2014.   Volume was 4.8 million pounds in the third quarter of fiscal 2015, a decrease of 21.0% from 6.1 million pounds in the same period of fiscal 2014.  The decrease in volume, which is most pronounced in the chemical processing and land-based gas turbines market, is primarily due to customers holding off orders because of the decline in the market price of nickel prices and lower base-business demand.  The product-sales average selling price was $23.56 per pound in the third quarter of fiscal 2015, an increase of 16.6% from $20.20 per pound in the same period of fiscal 2014.  The average selling price increased as a result of several factors, including the following: change in product mix, representing approximately $5.22 of the increase, partially offset by lower raw material market prices, which represented approximately $1.11 per pound of a decrease, along with increased price competition, which represented approximately $0.75 per pound of a decrease.

Sales to the aerospace market were $56.5 million in the third quarter of fiscal 2015, an increase of 4.3% from $54.2 million in the same period of fiscal 2014, due to a 10.2% increase in average selling price per pound partially offset by a 5.4% decrease in volume.  The decrease in volume reflects a prior year single project of lower-priced product in ingot form that shipped in the third quarter of fiscal 2014.  In addition, falling nickel prices will likely cause lower order volume as customers hold orders awaiting a lower price in the future.  The average selling price per pound increase reflects the change to a higher-value product mix in part due to the prior year lower-priced ingot project shipped in the third quarter of fiscal 2014, which represented approximately $3.54 of the increase, partially offset by a decrease in market prices of raw material, which represented approximately $1.00 per pound of a decrease, and price decreases due to increased competition in the commodity alloys, which represented approximately $0.40 of a decrease.

Sales to the chemical processing market were $24.2 million in the third quarter of fiscal 2015, a decrease of 21.0% from $30.6 million in the same period of fiscal 2014, due to a 37.8% decrease in volume, partially offset by a 27.0% increase in the average selling price per pound.  Volumes decreased due to a lower-level of small to mid-size project orders compared to the third quarter of fiscal 2014, leaving the remaining volume related to high-value niche activity.  The increase in average selling price primarily reflects the higher-value product mix shipped in the third quarter of fiscal 2015, which represented approximately $10.93 of the increase.  Partially offsetting the increase in average selling price were lower raw material market prices, which represented approximately $1.59 of a decrease, along with competitive pricing on commodity alloys, which represented approximately $3.31 of a decrease.

Sales to the land-based gas turbine market were $17.6 million in the third quarter of fiscal 2015, a decrease of 29.5% from $25.0 million for the same period of fiscal 2014, due to a decrease of 37.4% in volume partially offset by an increase of 12.5% in the average selling price per pound. Volumes decreased because of lower levels of transactional business due to falling nickel prices and sporadic demand. The increase in average selling price primarily reflects a change in product mix, which represented approximately $2.37 of an increase, and pricing increases in fiscal 2014 which shipped in the third quarter of fiscal 2015, which represented approximately $0.62 of an increase, partially offset by lower raw material market prices, which represented approximately $1.08 of a decrease.

Sales to other markets were $14.5 million in the third quarter of fiscal 2015, an increase of 14.8% from $12.6 million in the same period of fiscal 2014, due to a 15.8% increase in average selling price per pound partially offset by a decrease of 0.9% in volume.  The increase in average selling price reflects a change to a higher-value mix of products, which represented approximately $5.95 of the increase, partially offset by lower raw material market prices, which represented approximately $0.83 of a decrease, and competitive pricing of commodity alloys, which represented approximately $0.88 of a decrease.

Other Revenue.   Other revenue was $8.5 million in the third quarter of fiscal 2015, an increase of 116.6% from $3.9 million in the same period of fiscal 2014. The increase is due primarily to higher conversion sales, in part from the acquisition of the Leveltek-LaPorte operations.

Cost of Sales.  Cost of sales was $97.1 million, or 80.1% of net revenues, in the third quarter of fiscal 2015 compared to $112.2 million, or 88.9% of net revenues, in the same period of fiscal 2014. Cost of sales in the third quarter of fiscal 2015 decreased by $15.1 million as compared to the same period of fiscal 2014 due to lower volumes and lower raw material costs relative to the same period of fiscal 2014, partially offset by higher manufacturing costs due to the higher-cost mix.

Gross Profit.   As a result of the above factors, gross profit was $24.2 million for the third quarter of fiscal 2015, an increase of $10.1 million from the same period of fiscal 2014. Gross margin as a percentage of net revenue increased to 19.9% in the third quarter of fiscal 2015 as compared to 11.1% in the same period of fiscal 2014. The increase is primarily attributable to a more profitable mix of products sold in fiscal 2015 as well as maintaining prices in a falling nickel price environment.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $12.4 million for the third quarter of fiscal 2015, an increase of $2.3 million from the same period of fiscal 2014. The increase in expense was primarily driven by higher foreign exchange losses and higher incentive compensation as compared to the third quarter of fiscal 2014. Selling, general and administrative expense as a percentage of net revenues increased to 10.2% for the third quarter of fiscal 2015 compared to 8.0% for the same period of fiscal 2014.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.7% of revenue, for the third quarter of fiscal 2015, compared to $0.9 million, or 0.7% of revenue, in the same period of fiscal 2014.

Operating Income/(Loss).  As a result of the above factors, operating income in the third quarter of fiscal 2015 was $10.9 million compared to $3.1 million in the same period of fiscal 2014.

Income Taxes.  Income tax expense was $4.2 million in the third quarter of fiscal 2015, an increase of $3.2 million from $1.0 million in the third quarter of fiscal 2014.  The effective tax rate for the third quarter of fiscal 2015 was 39.2%, compared to 32.9% in the same period of fiscal 2014.  The higher effective tax rate this quarter was primarily due to a change in the Indiana tax law that was enacted in May, which decreased the deferred tax asset and increased tax expense by $1.1 million.   This change in tax law is expected to have a favorable impact on the Company’s tax rate beginning in fiscal 2017.

Net Income/(Loss).  As a result of the above factors, net income in the third quarter of fiscal 2015 was $6.6 million, an increase of $4.5 million from $2.1 million in the same period of fiscal 2014.

Results of Operations for the Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2015

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended June 30,				Change
	2014		2015		Amount	%
Net revenues	$335,343	100.0%	$370,634	100.0%	$35,291	10.5%
Cost of sales	306,968	91.5%	298,375	80.5%	(8,593)	(2.8)%
Gross profit	28,375	8.5%	72,259	19.5%	43,884	154.7%
Selling, general and administrative expense	29,523	8.8%	31,767	8.6%	2,244	7.6%
Research and technical expense	2,630	0.8%	2,691	0.7%	61	2.3%
Operating income (loss)	(3,778)	(1.1)%	37,801	10.2%	41,579	(1,100.6)%
Interest income	(117)	(0.0)%	(64)	(0.0)%	53	(45.3)%
Interest expense	56	0.0%	68	0.0%	12	21.4%
Income before income taxes	(3,717)	(1.1)%	37,797	10.2%	41,514	(1,116.9)%
Provision for income taxes	(1,098)	(0.3)%	13,095	3.5%	14,193	(1,292.6)%
Net income (loss)	$(2,619)	(0.8)%	$24,702	6.7%	$27,321	(1,043.2)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
By market	2014	2015	Amount	%
Net revenues (in thousands)
Aerospace	$141,385	$160,059	$18,674	13.2%
Chemical processing	84,079	90,487	6,408	7.6%
Land-based gas turbines	64,890	55,007	(9,883)	(15.2)%
Other markets	33,418	45,162	11,744	35.1%
Total product revenue	323,772	350,715	26,943	8.3%
Other revenue	11,571	19,919	8,348	72.1%
Net revenues	$335,343	$370,634	$35,291	10.5%

Pounds by market (in thousands)
Aerospace	6,433	6,935	502	7.8%
Chemical processing	4,018	3,385	(633)	(15.8)%
Land-based gas turbines	4,362	3,330	(1,032)	(23.7)%
Other markets	1,255	1,593	338	26.9%
Total shipments	16,068	15,243	(825)	(5.1)%

Average selling price per pound
Aerospace	$21.98	$23.08	$1.10	5.0%
Chemical processing	20.93	26.73	5.80	27.7%
Land-based gas turbines	14.88	16.52	1.64	11.0%
Other markets	26.63	28.35	1.72	6.5%
Total product (excluding other revenue)	20.15	23.01	2.86	14.2%
Total average selling price (including other revenue)	$20.87	$24.32	$3.45	16.5%

Net Revenues.  Net revenues were $370.6 million in the first nine months of fiscal 2015, an increase of 10.5% from $335.3 million in the same period of fiscal 2014 due to an increase in average selling price per pound partially offset by lower volumes.   Volume was 15.2 million pounds in the first nine months of fiscal 2015, a decrease of 5.1% from 16.1 million pounds in the same period of fiscal 2014 with reductions primarily in chemical processing and land-based gas turbine markets.  The product-sales average selling price was $23.01 per pound in the first nine months of fiscal 2015, an increase of 14.2% from $20.15 per pound in the same period of fiscal 2014.  Average selling price increased primarily due to a higher-value product mix, which represented approximately $3.10 of the increase. The Company announced a price increase in the second half of fiscal 2014, which helped improve the price of products shipped in fiscal 2015, and represented approximately $0.12 of the increase.  These increases were partially offset by lower market prices for raw materials, which represented approximately $0.36 of a decrease.

Sales to the aerospace market were $160.1 million in the first nine months of fiscal 2015, an increase of 13.2% from $141.4 million in the same period of fiscal 2014, due to a 7.8% increase in volume combined with a 5.0% increase in the average selling price per pound. The increase in volume reflects the better flow of inventory in the aerospace supply chain which was more reflective of end use demand than in prior periods.  The average selling price per pound increase reflects the impact of a higher-value product mix, particularly because of a prior year large project of commodity ingot sales in the second and third quarters of fiscal 2014, which represented approximately $1.76 of the increase, partially offset by lower market raw material prices, which represented approximately $0.34 of a decrease, and by pricing competition, which represented approximately $0.32 of a decrease.

Sales to the chemical processing market were $90.5 million in the first nine months of fiscal 2015, an increase of 7.6% from $84.1 million in the same period of fiscal 2014, due to a 27.7% increase in average selling price per pound partially offset by a 15.8% decrease in volume.  The first nine months of fiscal 2015 included several high-value specialty application projects but represented less volume than was shipped in fiscal 2014.  The increase in average selling price was driven predominately by a change in mix to higher-value products and price increases announced in fiscal 2014, which represented approximately $6.34 of the increase, partially offset by lower market prices for raw materials, which represented approximately $0.53 of a decrease.

Sales to the land-based gas turbine market were $55.0 million in the first nine months of fiscal 2015, a decrease of 15.2% from $64.9 million for the same period of fiscal 2014, due to a decrease of 23.7% in volume partially offset by an 11.0% increase in the average selling price per pound. Volumes decreased due to lower levels of transactional business resulting from falling nickel prices and sporadic demand.  The increase in average selling price is due to price increases, which represented approximately $1.16 of the increase, and a shift to higher-value product mix, which represented approximately $0.77 of the increase, partially offset by lower market raw material prices, which represented approximately $0.29 of a decrease.

Sales to other markets were $45.2 million in the first nine months of fiscal 2015, an increase of 35.1% from $33.4 million in the same period of fiscal 2014, due to a 6.5% increase in average selling price combined with a 26.9% increase in volume.    The increase in volume is due to project orders shipped in fiscal 2015, which reflects the project-oriented nature of these markets.  The increase in average selling price reflects a change to a mix of higher-value alloys and forms sold into the other market category, which represented approximately $3.15 of an increase, partially offset by lower market raw material prices, which represented approximately $0.25 of a decrease, and increased pricing competition, which represented approximately $1.18 of a decrease.

Other Revenue.  Other revenue was $19.9 million in the first nine months of fiscal 2015, an increase of 72.1% from $11.6 million in the same period of fiscal 2014, due primarily to increased toll conversion sales, in part from the acquisition of the Leveltek-LaPorte operations.

Cost of Sales.  Cost of sales was $298.4 million, or 80.5% of net revenues, in the first nine months of fiscal 2015 compared to $307.0 million, or 91.5% of net revenues, in the same period of fiscal 2014.  Cost of sales in the first nine months of fiscal 2015 decreased by $8.6 million as compared to the same period of fiscal 2014 primarily due to lower volume partially offset by higher-cost product mix sold.

Gross Profit.  As a result of the above factors, gross profit was $72.3 million for the first nine months of fiscal 2015, an increase of $43.9 million, or 154.7%, from the same period of fiscal 2014. Gross profit as a percentage of net revenue was 19.5% in the first nine months of fiscal 2015 as compared to 8.5% in the same period of fiscal 2014. The increase in gross profit as a percentage of net revenue is primarily attributable to increased average selling prices and increased volumes of higher-value products, including proprietary and specialty alloy products.

Selling, General and Administrative Expense.  Selling, general and administrative expense during the first nine months of fiscal 2015 was $31.8 million, an increase of approximately of $2.2 million, or 7.6%, from $29.5 million in the same period of fiscal 2014. Higher incentive compensation and commissions as compared to the prior year were partially offset by foreign currency gains.  Selling, general and administrative expenses as a percentage of net revenues decreased to 8.6% for the first nine months of fiscal 2015 compared to 8.8% for the same period of fiscal 2014 primarily due to increased revenues.

Research and Technical Expense.  Research and technical expense was $2.7 million, or 0.7% of revenue, for the first nine months of fiscal 2015, compared to $2.6 million, or 0.8% of net revenues, in the same period of fiscal 2014.

Operating Income/(Loss).  As a result of the above factors, operating income in the first nine months of fiscal 2015 was $37.8 million, compared to operating loss of $3.8 million in the same period of fiscal 2014. Operating income as a percentage of net revenue was 10.2% in the first nine months of fiscal 2015.

Income Taxes.  Income taxes expense was $13.1 million in the first nine months of fiscal 2015, an increase of $14.2 million from an income tax benefit of $1.1 million in the same period of fiscal 2014.  The effective tax rate for the first nine months of fiscal 2015 was 34.6%, compared to 29.5% in the same period of fiscal 2014.  The higher effective tax rate this year was primarily due to a change in the Indiana tax law that was enacted in May, which decreased the deferred tax asset and increased tax expense by $1.1 million. This change in tax law is expected to have a favorable impact on the Company’s tax rate beginning in fiscal 2017.

Net Income/(Loss). As a result of the above factors, net income in the first nine months of fiscal 2015 was $24.7 million, an increase of $27.3 million, from a net loss of $2.6 million in the same period of fiscal 2014.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $276.2 million at June 30, 2015, an increase of $4.9 million or 1.8% from $271.3 million at September 30, 2014. This increase resulted primarily from inventory and accounts receivable increasing $7.0 million and $1.1 million, respectively, partially offset by accrued expenses increasing by $3.8 million during the first nine months of fiscal 2015.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2015, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At June 30, 2015, the Company had cash and cash equivalents of $47.2 million compared to cash and cash equivalents of $45.9 million at September 30, 2014. As of June 30, 2015, the Company had cash and cash equivalents of $8.2 million that was held by foreign subsidiaries in various currencies.

Net cash provided by operating activities was $38.9 million in the first nine months of fiscal 2015 compared to cash provided by operating activities of $24.1 million in the first nine months of fiscal 2014.  Items contributing to the difference included net income of $24.7 million in fiscal 2015 compared to a net loss of $2.6 million in the same period of fiscal 2015 and an increase in inventory of $7.7 million in the first nine months of fiscal 2015 compared to a $13.9 million increase in inventory in the same period of fiscal 2014.  These changes were partially offset by a $4.0 million increase in accounts payable in the first nine months of fiscal 2015 compared to a $23.3 million increase in the same period of fiscal 2014 as well as a $2.3 million increase in accounts receivable in the first nine months of fiscal 2015 compared to a $6.2 million decrease in accounts receivable in the same period of fiscal 2014.  Net cash used in investing activities was $28.6 million in the first nine months of fiscal 2015 compared to $33.3 million in the same period of fiscal 2014 as a result of the ramp-down of our capacity investments in tubular and flat rolled products, partially offset by the investment in the Leveltek-LaPorte operations of $14.6 million.  Net cash used in financing activities in the first nine months of fiscal 2015 of $8.5 million included $8.2 million of dividend payments, in addition to cash used to repurchase treasury stock to satisfy payroll taxes owed as a result of restricted stock vesting.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2015 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At June 30, 2015, the Company had cash of $47.2 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of

$170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2015, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of June 30, 2015, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET’) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending (discussed below); and

•	Dividends to stockholders.

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC in LaPorte, Indiana for $14.6 million in cash. Excluding that acquisition, capital investment in the first nine months of fiscal 2015 was $14.0 million and the forecast for capital spending in fiscal 2015 is $18.8 million ($33.4 million, including the acquisition).

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2015:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$352	$340	$12	$—	$—
Operating lease obligations	15,198	3,170	4,594	2,334	5,100
Capital lease obligations	11,064	567	1,137	1,122	8,238
Raw material contracts (primarily nickel)	41,392	39,483	1,909	—	—
Capital projects and other commitments	33,236	33,236	—	—	—
Pension plan(2)	63,264	6,975	15,857	15,543	24,889
Non-qualified pension plans	742	95	190	190	267
Other postretirement benefits(3)	49,011	4,477	9,534	10,000	25,000
Environmental post-closure monitoring	939	42	168	199	530
Total	$215,198	$88,385	$33,401	$29,388	$64,024

(1)	As of June 30, 2015, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $62,289 to the domestic pension plan and expects its U.K. subsidiary to contribute $975 to the U.K. pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2015. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2014.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2015, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Effective October 1, 2014 the Company implemented Microsoft Dynamics AX ERP information technology solution for the following functions in the US operations: sales, shipping, accounts receivable and service center operations modules. The implementation of these ERP modules resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls is ongoing and will be completed by the end of fiscal 2015. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: August 6, 2015

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 6, 2015

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.