Form 10-Q
period 2015-12-31
HAYNES INTERNATIONAL INC
filed 2016-02-04
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 4, 2016, the registrant had 12,481,549  shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$49,045	$48,258
Restricted cash (Note 16)	—	9,200
Accounts receivable, less allowance for doubtful accounts of $869 and $859 respectively	75,593	64,496
Inventories	247,836	257,372
Income taxes receivable	3,699	6,857
Deferred income taxes	6,295	—
Other current assets	2,974	4,045
Total current assets	385,442	390,228
Property, plant and equipment, net	185,351	187,676
Deferred income taxes—long term portion	53,958	56,180
Prepayments and deferred charges	1,877	2,026
Goodwill	4,789	4,789
Other intangible assets, net	6,774	6,648
Total assets	$638,191	$647,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,386	$30,876
Accrued expenses	16,576	11,237
Accrued pension and postretirement benefits	4,965	4,965
Deferred revenue—current portion	2,500	18,569
Total current liabilities	53,427	65,647
Long-term obligations (less current portion)	4,574	4,576
Deferred revenue (less current portion)	25,329	24,704
Deferred income taxes	—	1,707
Accrued pension benefits	107,208	105,910
Accrued postretirement benefits	105,664	105,063
Total liabilities	296,202	307,607
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,467,498 and 12,510,708 shares issued and 12,446,000 and 12,481,549 outstanding at September 30, 2015 and December 31, 2015, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	244,488	244,958
Accumulated earnings	186,533	184,015
Treasury stock, 21,498 shares at September 30, 2015 and 29,159 shares at December 31, 2015	(1,091)	(1,380)
Accumulated other comprehensive loss	(87,953)	(87,665)
Total stockholders’ equity	341,989	339,940
Total liabilities and stockholders’ equity	$638,191	$647,547

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2014	2015
Net revenues	$110,676	$95,070
Cost of sales	90,405	82,982
Gross profit	20,271	12,088
Selling, general and administrative expense	9,736	10,276
Research and technical expense	887	915
Operating income	9,648	897
Interest income	(23)	(26)
Interest expense	16	138
Income before income taxes	9,655	785
Provision for income taxes	3,274	557
Net income	$6,381	$228
Net income per share:
Basic	$0.51	$0.02
Diluted	$0.51	$0.02
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2015
Net income	$6,381	$228
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,254	1,976
Foreign currency translation adjustment	(2,459)	(1,688)
Other comprehensive income (loss)	(1,205)	288
Comprehensive income	$5,176	$516

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2015
Cash flows from operating activities:
Net income	$6,381	$228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,278	5,114
Amortization	104	126
Pension and post-retirement expense - U.S. and U.K.	3,203	4,786
Change in long-term obligations	—	14
Stock compensation expense	457	584
Excess tax expense from restricted stock vesting	—	114
Deferred revenue	(625)	15,444
Deferred income taxes	(177)	4,075
Loss on disposition of property	113	11
Change in assets and liabilities:
Restricted cash	—	(9,200)
Accounts receivable	2,616	10,492
Inventories	(13,344)	(10,657)
Other assets	(308)	(1,236)
Accounts payable and accrued expenses	(5,188)	(3,516)
Income taxes	2,910	(2,676)
Accrued pension and postretirement benefits	(1,246)	(3,558)
Net cash provided by (used in) operating activities	(826)	10,145
Cash flows from investing activities:
Additions to property, plant and equipment	(3,214)	(7,051)
Net cash used in investing activities	(3,214)	(7,051)
Cash flows from financing activities:
Dividends paid	(2,738)	(2,746)
Proceeds from exercise of stock options	—	—
Payment for purchase of treasury stock	(251)	(289)
Excess tax expense from restricted stock vesting	—	(114)
Payments on long-term obligation	—	(12)
Net cash used in financing activities	(2,989)	(3,161)
Effect of exchange rates on cash	(468)	(720)
Decrease in cash and cash equivalents:	(7,497)	(787)
Cash and cash equivalents:
Beginning of period	45,871	49,045
End of period	$38,374	$48,258
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$—	$122
Income taxes paid (net of refunds)	$535	$(796)
Capital expenditures incurred but not yet paid	$1,032	$2,346

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2016 or any interim period.

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

In April 2015, the FASB issued ASU 2015-15, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability.  In August 2015, the FASB clarified ASU 2015-15 to address presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  This amendment allows for the reporting entity to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, including interim periods within that reporting period.  It is effective for fiscal 2017, including interim periods, and is not expected to result in a material impact to the consolidated financial statements or the related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The objective of this update was to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the Consolidated Balance Sheet.  The Company chose to adopt this standard change prospectively beginning in the first quarter of fiscal 2016.

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2015	2015
Raw Materials	$27,152	$25,485
Work-in-process	117,601	112,596
Finished Goods	101,731	117,875
Other	1,352	1,416
	$247,836	$257,372

Note 4.Income Taxes

Income tax expense for the three months ended December 31, 2014 and 2015 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended December 31, 2015 was 71.0% compared to 33.9% in the same period of fiscal 2015.  The higher effective tax rate for the first quarter of fiscal 2016 is primarily attributable to a change in the federal tax law that was enacted in the first quarter of fiscal 2016, which had a $300 unfavorable impact in the first quarter of fiscal 2016.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2014 and 2015 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2014	2015	2014	2015
Service cost	$975	$1,020	$84	$58
Interest cost	2,641	2,848	1,096	1,149
Expected return	(3,563)	(3,376)	—	—
Amortizations	1,361	2,381	609	706
Net periodic benefit cost	$1,414	$2,873	$1,789	$1,913

The Company contributed $1,500 to Company-sponsored domestic pension plans, $1,807 to its other post-retirement benefit plans and $226 to the U.K. pension plan for the three months ended December 31, 2015. The Company presently expects future contributions of $4,500 to its U.S. pension plan, $3,063 to its other post-retirement benefit plan, and $456 to the U.K. pension plan for the remainder of fiscal 2016.

Note 6.Legal, Environmental, and Other Contingencies

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, employment and federal and/or state Equal Employment Opportunity Commission administrative actions.  Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company is also involved in three actions related to asbestos in its facilities, which were filed in 2012 and 2014. The Company believes that it has defenses to these lawsuits and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

As of September 30, 2015 and December 31, 2015, the Company has accrued $749 for post-closure monitoring and maintenance activities, of which $662 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) included in long-term obligations were as follows at December 31, 2015.

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

In the first quarter of fiscal 2016, the Company received advance payments of $16,069 related to special projects. Revenue will be recognized as the Company ships the product to the customer.

Note 8.    Goodwill and Other Intangible Assets, Net

The Company has goodwill, patents, trademarks, customer relationships and other intangibles.  As the patents and customer relationships have a definite life, they are amortized over lives ranging from two to sixteen years.  The company reviews patents and customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets are measured by a comparison of the carrying amount of the asset to the discounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for Goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed using a two-step approach.  The first step is the estimation of the fair value of the relevant reporting unit, which is compared to its carrying value.  No impairment was recognized in the quarter ended December 31, 2015 because the fair value of the Company’s reporting unit accounting for the Company’s goodwill (as described below) exceeded its carrying value.

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

The following represents the changes in the carrying value of goodwill for the period ended December 31, 2015:

Goodwill at September 30, 2015	$4,789
Adjustments	—
Goodwill at December 31, 2015	$4,789

Amortization of the customer relationships, patents, non-competes and other intangibles was $104 and $126 for the three-month periods ended December 31, 2014 and 2015, respectively.

The following represents a summary of intangible assets at September 30, 2015 and December 31, 2015:

	Gross	Accumulated	Carrying
September 30, 2015	Amount	Amortization	Amount
Patents	$4,030	$(3,091)	$939
Trademarks	3,800	—	3,800
Customer relationships	2,100	(119)	1,981
Other	330	(276)	54
	$10,260	$(3,486)	$6,774

	Gross	Accumulated	Carrying
December 31, 2015	Amount	Amortization	Amount
Patents	$4,030	$(3,162)	$868
Trademarks	3,800	—	3,800
Customer relationships	2,100	(159)	1,941
Other	330	(291)	39
	$10,260	$(3,612)	$6,648

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2016	404
2017	431

2018	427
2019	246
2020	140
Thereafter	1,200

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2014	2015
Numerator: Basic and Diluted
Net income	$6,381	$228
Dividends paid	(2,738)	(2,746)
Undistributed income (loss)	3,643	(2,518)
Percentage allocated to common shares	99.1%	99.0%
Undistributed income (loss) allocated to common shares	3,610	(2,493)
Dividends paid on common shares outstanding	2,713	2,719
Net income available to common shares	6,323	226
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,333,550	12,345,564
Adjustment for dilutive potential common shares	12,923	7,520
Weighted average shares outstanding - Diluted	12,346,473	12,353,084

Basic net income per share	$0.51	$0.02
Diluted net income per share	$0.51	$0.02

Number of stock option shares excluded as their effect would be anti-dilutive	290,255	374,502
Number of restricted stock shares excluded as their effect would be anti-dilutive	112,750	121,410

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,333,550	12,345,564
Unvested participating shares	112,750	121,410
	12,446,300	12,466,974

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

On November 24, 2015, the Company granted 54,310 shares of restricted stock to certain key employees and non-employee directors. The time-based shares of restricted stock granted to employees will vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The performance-based shares will vest in equal installments on the first, second and third anniversaries of their grant date provided that (a) the recipient is still an employee of the Company on such date and (b) the Company has met certain annual net income performance goals, provided that, if the Company has exceeded a total net income performance goal for the three year period, restricted shares that did not vest due to the Company’s failure to meet the annual net income performance goals will vest at the end of such three year period.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants was $37.75 per share, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the three months ended December 31, 2015:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2015	111,450	$49.07
Granted	54,310	$37.75
Forfeited / Canceled	(11,100)	$47.98
Vested	(33,250)	$47.56
Unvested at December 31, 2015	121,410	$44.52
Expected to vest	109,310	$43.61

Compensation expense related to restricted stock for the three months ended December 31, 2014 and 2015 was $330 and $451, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2015 was $3,286, to be recognized over a weighted average period of 1.16 years. During the first quarter of fiscal 2016, the Company repurchased 7,661 shares of stock from employees and directors at an average purchase price of $37.72 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

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

The fair value of option grants was estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal 2016:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 24, 2015	$8.37	2.33%	1.70%	30%	5	years

On November 24, 2015, the Company granted 79,800 options at an exercise price of $37.75, the fair market value of the Company’s common stock the day of the grant. During the first quarter of fiscal 2016, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2014 and 2015 was $126 and $133, respectively. The remaining unrecognized compensation expense at December 31, 2015 was $1,146 to be recognized over a weighted average vesting period of 1.72 years.

The following tables summarize the activity under the stock option plans for the three months ended December 31, 2015 and provide information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2015	358,601		$50.37
Granted	79,800		$37.75
Exercised	—		$—
Canceled	—		$—
Outstanding at December 31, 2015	438,401	$318	$48.07	6.10	yrs.
Vested or expected to vest	409,336	$318	$48.27	5.95	yrs.
Exercisable at December 30, 2015	289,453	$318	$50.93	4.42	yrs.

		Remaining	Outstanding	Exercisable
	Exercise Price	Contractual	Number of	Number of
Grant Date	Per Share	Life in Years	Shares	Shares
March 31, 2006	31.00	0.25	10,000	10,000
March 30, 2007	72.93	1.25	45,500	45,500
March 31, 2008	54.00	2.25	55,500	55,500
October 1, 2008	46.83	2.75	20,000	20,000
March 31, 2009	17.82	3.25	12,084	12,084
January 8, 2010	34.00	4.00	12,400	12,400
November 24, 2010	40.26	4.92	19,667	19,667
November 25, 2011	55.88	5.92	19,700	19,700
November 20, 2012	47.96	6.92	35,600	35,600
December 10, 2012	48.39	6.92	1,800	1,800
November 26, 2013	52.78	7.92	45,250	30,168
November 25, 2014	46.72	8.92	81,100	27,034
November 24, 2015	37.75	9.92	79,800	—
			438,401	289,453

Note 11.    Dividend

In the first quarter of fiscal 2016, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 15, 2015 to stockholders of record at the close of business on December 1, 2015.  The dividend cash pay-out was $2,746 for the quarter based on the number of shares outstanding.

On February 4, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2016 to stockholders of record at the close of business on March 1, 2016.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $49,045 and $48,258 as of September 30, 2015 and December 31, 2015, respectively, and restricted cash of $9,200 as of December 31, 2015 are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2014
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive income (loss) before reclassifications	—	—	(2,459)	(2,459)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items	202	—	—	202
Actuarial losses	1,183	607	—	1,790
Tax expense or (benefit)	(513)	(225)	—	(738)
Net current-period other comprehensive income (loss)	872	382	(2,459)	(1,205)
Accumulated other comprehensive (loss) as of December 31, 2014	$(41,928)	$(19,618)	$(1,487)	$(63,033)

	Three Months Ended December 31, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive (loss) as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive income (loss) before reclassifications	—	—	(1,688)	(1,688)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items	202	—	—	202
Actuarial losses	2,218	706	—	2,924
Tax expense or (benefit)	(890)	(260)	—	(1,150)
Net current-period other comprehensive income (loss)	1,530	446	(1,688)	288
Accumulated other comprehensive loss as of December 31, 2015	$(61,455)	$(21,327)	$(4,883)	$(87,665)

Note 14.  Acquisition

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14,600 in cash.  The acquisition of the LaPorte assets provides the Company control of the sheet stretching, leveling, slitting and cut-to-length operations that were previously an outsourced function. Acquisition costs incurred in the first quarter of fiscal 2015 were not significant. The acquired business is being operated by LaPorte Custom Metal Processing, LLC (LCMP), a wholly-owned subsidiary of the Company.

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

Purchase Price
Allocation
Property, plant and equipment, net	$7,563
Customer relationships	2,100
Inventory	148
Total identifiable net assets	9,811
Goodwill	4,789
Total purchase price	$14,600

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

Note 15.  Capital Lease Obligation

On January 1, 2015, the Company entered into a capital lease agreement for the building that houses the assets and operations of LCMP.  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long-term component of the capital lease obligation is included in long-term obligations.

As of December 31, 2015, future minimum lease rental payments applicable to the capital lease were as follows.

2016	$357
2017	534
2018	538
2019	545
2020	550
Thereafter	8,100
Total minimum capital lease payments	10,624
Less amounts representing interest	(6,255)
Present value of net minimum capital lease payments	4,369
Less current obligation	(455)
Total long-term capital lease obligation	$3,914

The capital lease obligation is included in long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	December 31,
	2015	2015
Future capital lease rental payments	$4,380	$4,369
Environmental post-closure monitoring and maintenance activities	749	749
Less amounts due within one year	(555)	(542)
Long-term obligations (less current portion)	$4,574	$4,576

Note 16.  Restricted Cash

In the first quarter of fiscal 2016, the Company received advance payments of $16,069 related to special projects.  Of this amount, the Company is restricted from having access to $9,200 until such time as the Company delivers product to the customer. As the Company begins to fulfill the order, the restricted cash will become unrestricted on a pro-rata basis with the percentage fulfillment of the order.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2016 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Ratification of Labor Agreement

On December 21, 2015, the Company entered into a new collective bargaining agreement with the United Steelworkers of America which covers eligible hourly employees at the Company’s Arcadia, Louisiana plant. This agreement will expire in December 2020.

Dividends Paid and Declared

In the first quarter of fiscal 2016, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid December 15, 2015 to stockholders of record at the close of business on December 1, 2015.  The dividend cash pay-out in the third quarter was approximately $2.7 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On February 4, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2016 to stockholders of record at the close of business on March 1, 2016.

Capital Spending

In fiscal 2015, the Company disclosed plans to increase sheet manufacturing capacity in the Kokomo operations in order to help keep pace with anticipated growth in the aerospace market.  During fiscal 2015 and the first quarter of fiscal 2016, the Company was capacity constrained on sheet production, and the Company achieved record sheet/coil production levels during fiscal 2015.  In order to respond to expected continued demand, the Company plans to spend $30.0 million in fiscal 2016, which includes investments in the heat treating and cold rolling areas of approximately $16.6 million.  The remaining $13.4 million of planned spending is earmarked for the completion of the manufacturing phase of the Company’s IT systems upgrade ($1.7 million) and continued spending throughout the Company’s manufacturing facilities ($11.7 million), which is considered a maintenance level of spending.

Volumes, Competition and Pricing

Deteriorating business conditions combined with the continuing decline in the market price of nickel had a significant adverse impact on the Company’s financial results. Also contributing to the challenging conditions was the strong U.S. dollar and lower demand in both China and Europe. Volumes declined over 30% in the Company’s chemical processing industry market and in the Company’s other markets in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.  Significantly less project-oriented specialty application business contributed to this decrease due to the inherent sporadic nature of these types of projects.  The Company has specialty application projects in the pipeline including significant project work added to the backlog during the first quarter (discussed below); however, shipments of those types of projects were low in the first quarter of fiscal 2016.  The Company expects low specialty application project shipments in the second quarter followed by improvement in the second half of fiscal 2016.  Partially offsetting these challenging headwinds was strength in our aerospace market, with volumes up 14.1%, and in our land-based  gas turbine market, with volumes up 19.9% in the first quarter of fiscal 2016, each as compared to the same period in fiscal 2015.  The net effect of these factors was overall shipped volume decreased 3.0% in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.

Deteriorating global economic conditions including the dramatic contraction of the oil and gas industry had an impact on demand in the Company’s chemical processing industry market.  During the first quarter of fiscal 2016, the Company experienced reduced demand and increased price competition in base commodity-type alloys most predominantly in the chemical processing industry market and other markets.  The commodity portion of the chemical processing market remains highly cost competitive with a low volume of available projects.

The market price of nickel continues to decline, which can cause customers to delay orders for the Company’s products in order to receive a lower price in the future.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first-out method.  Falling nickel prices create compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company ships the higher cost inventory acquired in a prior period with higher nickel prices.  In addition, falling nickel prices combined with compressed gross margins necessitated inventory valuation adjustments to adjust inventory to lower realizable values.

These circumstances contributed to an average selling price decrease for product sales of $2.79 per pound sold to $20.57, an 11.9% reduction in the first quarter of fiscal 2016 compared to the same period of fiscal 2015.1

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2015 and 2016

	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2014	2015	2015	2015	2015
Net Revenues	$110,676	$138,688	$121,270	$117,001	$95,070
Gross Profit Margin	$20,271	$27,837	$24,151	$21,405	$12,088
Gross Profit Margin %	18.3%	20.1%	19.9%	18.3%	12.7%

During the first quarter of fiscal 2016, gross profit margin declined sequentially and gross profit margin percentage was compressed.    Gross profit margin percentage was 12.7% in the first quarter of fiscal 2016 compared to an 18.3% gross profit margin percentage in the same period last year.  As mentioned above, the dramatic decline in nickel prices, a lower level of specialty application project business and global economic conditions including the stronger U.S. dollar and weaker demand in both China and Europe contributed to this decline.

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

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2015	2015	2015	2015
Backlog(1)
Dollars (in thousands)	$215,529	$220,406	$192,894	$185,784	$204,713
Pounds (in thousands)	8,032	7,335	6,492	6,598	6,445
Average selling price per pound	$26.83	$30.05	$29.71	$28.16	$31.76
Average nickel price per pound
London Metals Exchange(2)	$7.22	$6.23	$5.80	$4.49	$3.94

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

Backlog was $204.7 million at December 31, 2015, an increase of approximately $18.9 million, or 10.2%, from $185.8 million at September 30, 2015. The backlog dollars increased during the first quarter of fiscal 2016 due to a 12.8% increase in the average selling price per pound, partially offset by a 2.3% decrease in pounds.  The increase in the backlog includes specialty project orders of approximately $24.0 million that are not expected to ship to customers until the second half of fiscal 2016 and the first half of fiscal 2017.  The decrease in overall pounds is primarily due to lower base order entry driven presumably by the continued falling price of nickel combined with the current economic environment.  The increase in average selling price per pound reflects a change in product mix in the backlog.

1 Average selling price per pound for product sales differs from aggregate selling price per pound, as reported in previous filings, due to the exclusion of other revenue not associated with pounds shipped. As an example, revenue generated from toll conversion is not included in calculating average selling price per pound for product sales.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2015	2015	2015	2015
Net revenues (in thousands)
Aerospace	$43,255	$60,320	$56,484	$55,003	$47,535
Chemical processing	30,753	35,575	24,159	21,112	16,200
Land-based gas turbines	17,533	19,858	17,616	19,449	16,997
Other markets	14,100	16,566	14,496	14,632	9,474
Total product revenue	105,641	132,319	112,755	110,196	90,206
Other revenue	5,035	6,369	8,515	6,805	4,864
Net revenues	$110,676	$138,688	$121,270	$117,001	$95,070

Shipments by markets (in thousands of pounds)
Aerospace	1,809	2,687	2,439	2,308	2,064
Chemical processing	1,182	1,351	852	913	714
Land-based gas turbines	1,084	1,218	1,028	1,327	1,300
Other markets	447	680	466	470	308
Total shipments	4,522	5,936	4,785	5,018	4,386

Average selling price per pound
Aerospace	$23.91	$22.45	$23.16	$23.83	$23.03
Chemical processing	26.02	26.33	28.36	23.12	22.69
Land-based gas turbines	16.17	16.30	17.14	14.66	13.07
Other markets	31.54	24.36	31.11	31.13	30.76
Total product (product only; excluding other revenue)	23.36	22.29	23.56	21.96	20.57
Total average selling price (including other revenue)	24.48	23.36	25.34	23.32	21.68

Results of Operations for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2015

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2014		2015		Amount	%
Net revenues	$110,676	100.0%	$95,070	100.0%	$(15,606)	(14.1)%
Cost of sales	90,405	81.7%	82,982	87.3%	(7,423)	(8.2)%
Gross profit	20,271	18.3%	12,088	12.7%	(8,183)	(40.4)%
Selling, general and administrative expense	9,736	8.8%	10,276	10.8%	540	5.5%
Research and technical expense	887	0.8%	915	1.0%	28	3.2%
Operating income	9,648	8.7%	897	0.9%	(8,751)	(90.7)%
Interest income	(23)	(0.0)%	(26)	(0.0)%	(3)	13.0%
Interest expense	16	0.0%	138	0.1%	122	762.5%
Income before income taxes	9,655	8.7%	785	0.8%	(8,870)	(91.9)%
Provision for income taxes	3,274	3.0%	557	0.6%	(2,717)	(83.0)%
Net income	$6,381	5.8%	$228	0.2%	$(6,153)	(96.4)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2014	2015	Amount	%
Net revenues (in thousands)
Aerospace	$43,255	$47,535	$4,280	9.9%
Chemical processing	30,753	16,200	(14,553)	(47.3)%
Land-based gas turbines	17,533	16,997	(536)	(3.1)%
Other markets	14,100	9,474	(4,626)	(32.8)%
Total product revenue	105,641	90,206	(15,435)	(14.6)%
Other revenue	5,035	4,864	(171)	(3.4)%
Net revenues	$110,676	$95,070	$(15,606)	(14.1)%

Pounds by market (in thousands)
Aerospace	1,809	2,064	255	14.1%
Chemical processing	1,182	714	(468)	(39.6)%
Land-based gas turbines	1,084	1,300	216	19.9%
Other markets	447	308	(139)	(31.1)%
Total shipments	4,522	4,386	(136)	(3.0)%

Average selling price per pound
Aerospace	$23.91	$23.03	$(0.88)	(3.7)%
Chemical processing	26.02	22.69	(3.33)	(12.8)%
Land-based gas turbines	16.17	13.07	(3.10)	(19.2)%
Other markets	31.54	30.76	(0.78)	(2.5)%
Total product (excluding other revenue)	23.36	20.57	(2.79)	(11.9)%
Total average selling price (including other revenue)	$24.48	$21.68	$(2.80)	(11.4)%

Net Revenues.   Net revenues were $95.1 million in the first quarter of fiscal 2016, a decrease of 14.1% from $110.7 million in the same period of fiscal 2015.   Volume was 4.4 million pounds in the first quarter of fiscal 2016, a decrease of 3.0% from 4.5 million pounds in the same period of fiscal 2015.  The decrease in volume is primarily due to the lower level of project orders in chemical processing and other markets shipped in the first quarter of fiscal 2016 as compared to in fiscal 2015, which highlights the sporadic nature of these projects.  The product-sales average selling price was $20.57 per pound in the first quarter of fiscal 2016, a decrease of 11.9% from $23.36 per pound in the same period of fiscal 2015.  The average selling price decreased as a result of lower raw material market prices, which represented approximately $1.81 per pound of a decrease, and a change in product mix, representing approximately $1.28 of a decrease, partially offset by a $0.30 per pound increase due to other pricing factors.

Sales to the aerospace market were $47.5 million in the first quarter of fiscal 2016, an increase of 9.9% from $43.3 million in the same period of fiscal 2015, due to a 14.1% increase in volume partially offset by a 3.7% decrease in average selling price per pound.  The increase in volume reflects continued strength in the aerospace market.  This strength is partially driven by solid engine build rates including new generation engine production beginning to gain traction with higher-valued alloys that improve the Company’s product mix in this market.  The average selling price per pound decrease reflects a change in market prices of raw material, which represented approximately $1.93 of the decrease, partially offset by a change to a higher-value product mix, which represented approximately $0.80 per pound of an increase, and other pricing factors, which represented approximately $0.25 of an increase.

Sales to the chemical processing market were $16.2 million in the first quarter of fiscal 2016, a decrease of 47.3% from $30.8 million in the same period of fiscal 2015, due to a 39.6% decrease in volume combined with a 12.8% decrease in average selling price per pound.  Volumes decreased due to a lower level of both base business and project orders shipped compared to the first quarter of fiscal 2015.  The higher level of project orders which shipped in the first quarter of fiscal 2015 compared to in fiscal 2016 highlights the sporadic nature of these projects.  The average selling price per pound decrease reflects a change in market prices of raw material, which represented approximately $1.55 of the decrease, a decrease due to a lower-value product mix, which represented approximately $1.54 of a decrease; and other pricing factors, which represented approximately $0.24 of a decrease.

Sales to the land-based gas turbine market were $17.0 million in the first quarter of fiscal 2016, a decrease of 3.1% from $17.5 million for the same period of fiscal 2015, due to a decrease of 19.2% in average selling price per pound partially offset by an increase of 19.9% in volume.  Volumes increased due to a higher level of ingot orders shipped in the first quarter of fiscal 2016 compared to the same period of fiscal 2015.  The decrease in average selling price primarily reflects a change to a lower-value product mix, which represented approximately $2.11 of a decrease and lower market raw material prices, which represented approximately $1.75 of a decrease, partially offset by other pricing factors, which represented approximately $0.76 of an increase.

Sales to other markets were $9.5 million in the first quarter of fiscal 2016, a decrease of 32.8% from $14.1 million in the same period of fiscal 2015, due to a 2.5% decrease in average selling price per pound combined with a decrease of 31.1% in volume.  The decrease in volume was primarily due to a lower amount of project business shipped in the first quarter of fiscal 2016, which highlights the sporadic nature of these projects.   The decrease in average selling price reflects lower raw material market prices, which represented approximately $1.90 of the decrease, partially offset by a higher-value product mix, which represented approximately $0.87 of an increase, and other pricing factors, which represented approximately $0.25 of an increase.

Other Revenue.   Other revenue was $4.9 million in the first quarter of fiscal 2016, a decrease of 3.4% from $5.0 million in the same period of fiscal 2015. The decrease is due primarily to increased sales reserves, partially offset by higher conversion sales.

Cost of Sales.  Cost of sales was $83.0 million, or 87.3% of net revenues, in the first quarter of fiscal 2016 compared to $90.4 million, or 81.7% of net revenues, in the same period of fiscal 2015. Cost of sales in the first quarter of fiscal 2016 decreased by $7.4 million as compared to the same period of fiscal 2015 due to lower volumes and lower raw material costs relative to the same period of fiscal 2015, partially offset by higher manufacturing costs and charges to cost of sales from inventory valuation adjustments.

Gross Profit.   As a result of the above factors, gross profit was $12.1 million for the first quarter of fiscal 2016, a decrease of $8.2 million from the same period of fiscal 2015. Gross margin as a percentage of net revenue decreased to 12.7% in the first quarter of fiscal 2016 as compared to 18.3% in the same period of fiscal 2015. The decrease is primarily attributable to a less profitable mix of products sold in fiscal 2016 and falling nickel prices.     Falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sells the higher-cost inventory melted in a prior period with higher nickel prices.  In addition, the falling nickel prices combined with compressing gross margins necessitated inventory valuation adjustments to adjust inventory to lower net realizable values.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $10.3 million for the first quarter of fiscal 2016, an increase of $0.5 million from the same period of fiscal 2015. The increase in expense was primarily driven by changes in foreign exchange. Selling, general and administrative expense as a percentage of net revenues increased to 10.8% for the first quarter of fiscal 2016 compared to 8.8% for the same period of fiscal 2015.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 1.0% of revenue, for the first quarter of fiscal 2016, compared to $0.9 million, or 0.8% of revenue, in the same period of fiscal 2015.

Operating Income/(Loss).  As a result of the above factors, operating income in the first quarter of fiscal 2016 was $0.9 million compared to $9.6 million in the same period of fiscal 2015.

Income Taxes.  Income tax expense was $0.6 million in the first quarter of fiscal 2016, a decrease of $2.7 million from $3.3 million in the same period of fiscal 2015.  The effective tax rate for the first quarter of fiscal 2016 was 71.0%, compared to 33.9% in the same period of fiscal 2015.  The higher effective tax rate this quarter was primarily due to a change in federal tax law that was enacted in the first quarter of fiscal 2016, which had a $0.3 million unfavorable impact on the first quarter of 2016.

Net Income.  As a result of the above factors, net income in the first quarter of fiscal 2016 was $0.2 million, a decrease of $6.2 million from $6.4 million in the same period of fiscal 2015.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $279.8 million at December 31, 2015, an increase of $2.3 million or 0.8% from $277.5 million at September 30, 2015. This increase resulted primarily from inventory increasing $9.5 million and accrued expenses decreasing $5.3 million, partially offset by accounts receivable decreasing by $11.1 million and accounts payable increasing $1.5 million during the first quarter of fiscal 2016.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2016, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At December 31, 2015, the Company had cash and cash equivalents of $48.3 million (excluding restricted cash of $9.2 million) compared to $49.0 million at September 30, 2015. As of December 31, 2015, the Company had cash and cash equivalents of $17.0 million that was held by foreign subsidiaries in various currencies.

For the first quarter of fiscal 2016, net cash provided by operating activities was $10.1 million compared to cash used by operations of $0.8 million in the first quarter of fiscal 2015.  The lower business levels in fiscal 2016 resulted in lower increases in controllable working capital of $3.7 million compared to $15.9 million in the first quarter of fiscal 2015, as well as net income tax refunds of $0.8 million in the first quarter of fiscal 2016 compared to net income taxes paid in the first quarter of fiscal 2015.  Additionally, the Company received up-front cash receipts of $16.1 million, of which $9.2 million is recorded as restricted cash, on special projects which was recorded on the balance sheet as deferred revenue. Partially offsetting these factors were lower net income of $0.2 million in the first quarter of 2016 compared to $6.4 million in the first quarter of 2015 and higher pension and post-retirement payments of $3.5 million in the first quarter of fiscal 2016 compared to $1.2 million in the first quarter of fiscal 2015.  Net cash used in investing activities was $7.1 million in the first quarter of fiscal 2016 compared to $3.2 million in the same period of fiscal 2015 as a result of the Company’s investments in sheet manufacturing capacity.   Net cash used in financing activities in the first quarter of fiscal 2016 of $3.1 million included $2.7 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock granted to officers and directors.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2016 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At December 31, 2015, the Company had cash of $48.3 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2015, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of December 31, 2015, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET’) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending (discussed below);

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first quarter of fiscal 2016 was $7.1 million and the forecast for capital spending in fiscal 2016 is $30.0 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2015:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$182	$182	$—	$—	$—
Operating lease obligations	6,577	2,832	3,056	684	5
Capital lease obligations	10,780	567	1,140	1,111	7,962
Raw material contracts (primarily nickel)	21,930	21,930	—	—	—
Capital projects and other commitments	28,108	28,108	—	—	—
Pension plan(2)	110,456	6,778	14,849	17,511	71,318
Non-qualified pension plans	834	95	190	190	359
Other postretirement benefits(3)	49,870	4,870	10,000	10,000	25,000
Environmental post-closure monitoring	822	89	161	175	397
Total	$229,559	$65,451	$29,396	$29,671	$105,041

(1)	As of December 31, 2015, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $110,456 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2015. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2015.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2015, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Effective November 1, 2015 the Company implemented Microsoft Dynamics AX ERP information technology solution for certain cost accounting and production planning functions at the Arcadia, Louisiana manufacturing location. The implementation resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls is ongoing and will be completed by the end of fiscal 2016. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as oPart of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	—	—	—	—
November 1-30, 2015	7,661	37.72	—	—
December 1-31, 2015	—	—	—	—
Total	7,661	37.72	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: February 4, 2016

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: February 4, 2016

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December  31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.