Form 10-Q
period 2016-03-31
HAYNES INTERNATIONAL INC
filed 2016-05-05
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 5, 2016, the registrant had 12,491,449 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$49,045	$47,791
Restricted cash (Note 16)	—	9,200
Accounts receivable, less allowance for doubtful accounts of $869 and $771 respectively	75,593	68,063
Inventories	247,836	249,402
Income taxes receivable	3,699	7,544
Deferred income taxes	6,295	—
Other current assets	2,974	3,692
Total current assets	385,442	385,692
Property, plant and equipment, net	185,351	189,773
Deferred income taxes—long term portion	53,958	55,180
Prepayments and deferred charges	1,877	2,184
Goodwill	4,789	4,789
Other intangible assets, net	6,774	6,523
Total assets	$638,191	$644,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,386	$30,865
Accrued expenses	16,576	12,029
Accrued pension and postretirement benefits	4,965	4,965
Deferred revenue—current portion	2,500	18,569
Total current liabilities	53,427	66,428
Long-term obligations (less current portion)	4,574	4,575
Deferred revenue (less current portion)	25,329	24,079
Deferred income taxes	—	1,707
Accrued pension benefits	107,208	104,625
Accrued postretirement benefits	105,664	104,612
Total liabilities	296,202	306,026
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,467,498 and 12,520,608 shares issued and 12,446,000 and 12,491,449 outstanding at September 30, 2015 and March 31, 2016, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	244,488	245,543
Accumulated earnings	186,533	180,107
Treasury stock, 21,498 shares at September 30, 2015 and 29,159 shares at March 31, 2016	(1,091)	(1,380)
Accumulated other comprehensive loss	(87,953)	(86,167)
Total stockholders’ equity	341,989	338,115
Total liabilities and stockholders’ equity	$638,191	$644,141

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Net revenues	$138,688	$102,511	$249,364	$197,581
Cost of sales	110,851	93,606	201,256	176,588
Gross profit	27,837	8,905	48,108	20,993
Selling, general and administrative expense	9,619	9,524	19,355	19,800
Research and technical expense	926	913	1,813	1,828
Operating income (loss)	17,292	(1,532)	26,940	(635)
Interest income	(20)	(19)	(43)	(45)
Interest expense	16	139	32	277
Income (loss) before income taxes	17,296	(1,652)	26,951	(867)
Provision for (benefit from) income taxes	5,577	(490)	8,851	67
Net income (loss)	$11,719	$(1,162)	$18,100	(934)
Net income (loss) per share:
Basic	$0.94	$(0.09)	$1.45	$(0.07)
Diluted	$0.94	$(0.09)	$1.45	$(0.07)
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Net income (loss)	$11,719	$(1,162)	$18,100	$(934)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,253	1,976	2,507	3,952
Foreign currency translation adjustment	(2,786)	(478)	(5,245)	(2,166)
Other comprehensive income (loss)	(1,533)	1,498	(2,738)	1,786
Comprehensive income	$10,186	$336	$15,362	$852

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$18,100	$(934)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,846	10,191
Amortization	241	251
Pension and post-retirement expense - U.S. and U.K.	6,420	9,570
Change in long-term obligations	—	25
Stock compensation expense	1,031	894
Excess tax expense from restricted stock vesting	—	149
Deferred revenue	(1,250)	14,819
Deferred income taxes	(900)	3,851
Loss on disposition of property	142	192
Change in assets and liabilities:
Restricted cash	—	(9,200)
Accounts receivable	(17,769)	6,706
Inventories	(3,042)	(3,352)
Other assets	(685)	(713)
Accounts payable and accrued expenses	2,516	(3,786)
Income taxes	4,451	(3,314)
Accrued pension and postretirement benefits	(2,605)	(6,953)
Net cash provided by operating activities	15,496	18,396
Cash flows from investing activities:
Additions to property, plant and equipment	(8,065)	(13,688)
Acquisition of Leveltek - LaPorte assets	(14,600)	—
Net cash used in investing activities	(22,665)	(13,688)
Cash flows from financing activities:
Dividends paid	(5,475)	(5,492)
Payment for purchase of treasury stock	(251)	(289)
Excess tax expense from restricted stock vesting	—	(149)
Payments on long-term obligation	—	(24)
Net cash used in financing activities	(5,726)	(5,954)
Effect of exchange rates on cash	(747)	(8)
Decrease in cash and cash equivalents:	(13,642)	(1,254)
Cash and cash equivalents:
Beginning of period	45,871	49,045
End of period	$32,229	$47,791
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$—	$245
Income taxes paid (net of refunds)	$5,219	$(443)
Capital expenditures incurred but not yet paid	$833	$3,050
Capital lease obligation incurred	$4,500	$—

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2016 or any interim period.

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

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update was to simplify the accounting for share-based payment transactions, including the income tax consequences of awards as either equity or liabilities, and classification on the statement of cash flows.  The new share-based compensation accounting requirements are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.   The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2015	2016
Raw Materials	$27,152	$26,151
Work-in-process	117,601	109,921
Finished Goods	101,731	111,950
Other	1,352	1,380
	$247,836	$249,402

Note 4.Income Taxes

Income tax expense for the three and six months ended March 31, 2015 and 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended March 31, 2016 was 29.7% compared to 32.2% in the same period of fiscal 2015.  The effective tax rate for the six months ended March 31, 2016 was -7.7% compared to 32.8% in the same period of fiscal 2016.  The lower effective tax rate for the first six months of fiscal 2016 is primarily attributable to a change in federal tax law that was enacted in the first quarter of fiscal 2016, which increased tax expense by approximately $300.

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

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2015 and 2016 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2015	2016	2015	2016	2015	2016	2015	2016
Service cost	$974	$1,020	$85	$58	$1,949	$2,040	$169	$116
Interest cost	2,582	2,865	1,096	1,149	5,223	5,713	2,192	2,298
Expected return	(3,483)	(3,399)	—	—	(7,046)	(6,775)	—	—
Amortizations	1,355	2,385	608	706	2,716	4,766	1,217	1,412
Net periodic benefit cost	$1,428	$2,871	$1,789	$1,913	$2,842	$5,744	$3,578	$3,826

The Company contributed $3,000 to Company-sponsored domestic pension plans, $3,465 to its other post-retirement benefit plans and $439 to the U.K. pension plan for the six months ended March 31, 2016. The Company presently expects future contributions of $3,000 to its U.S. pension plan, $2,400 to its other post-retirement benefit plan, and $243 to the U.K. pension plan for the remainder of fiscal 2016.

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

As of September 30, 2015 and March 31, 2016, the Company has accrued $749 for post-closure monitoring and maintenance activities, of which $662 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) included in long-term obligations were as follows at March 31, 2016.

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

In the first six months of fiscal 2016, the Company received advance payments of $16,069 related to special projects. Revenue will be recognized as the Company ships the product to the customer.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for Goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed using a two-step approach.  The first step is the estimation of the fair value of the relevant reporting unit, which is compared to its carrying value.  No impairment was recognized in the quarter ended March 31, 2016 because the fair value of the Company’s reporting unit accounting for the Company’s goodwill (as described below) exceeded its carrying value.

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC in LaPorte, Indiana for $14,600 in cash (See Note 14, Acquisition).  In connection with the acquisition, the Company recorded goodwill of $4,789 and customer relationships intangible assets of $2,100.  As the customer relationships have a definite life, the Company amortizes them over a period of 16 years under an accelerated method and tests them for impairment at least annually as of August 31 (the annual impairment testing date).

The following represents the changes in the carrying value of goodwill for the period ended March 31, 2016:

Goodwill at September 30, 2015	$4,789
Adjustments	—
Goodwill at March 31, 2016	$4,789

Amortization of customer relationships, patents, non-competes and other intangibles was $137 and $125 for the three-month periods ended March 31, 2015 and 2016, respectively, and $241 and $251 for the six-month periods ended March 31, 2015 and March 31, 2016, respectively.

The following represents a summary of intangible assets at September 30, 2015 and March 31, 2016:

	Gross	Accumulated	Carrying
September 30, 2015	Amount	Amortization	Amount
Patents	$4,030	$(3,091)	$939
Trademarks	3,800	—	3,800
Customer relationships	2,100	(119)	1,981
Other	330	(276)	54
	$10,260	$(3,486)	$6,774

	Gross	Accumulated	Carrying
March 31, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,231)	$799
Trademarks	3,800	—	3,800
Customer relationships	2,100	(198)	1,902
Other	330	(308)	22
	$10,260	$(3,737)	$6,523

Estimate of Aggregate Amortization Expense:
Year Ended September 30,
2016	239
2017	431
2018	427
2019	245
2020	140
Thereafter	1,241

Note 9.  Net Income (Loss) Per Share

The Company accounts for earnings per share using the two-class method. The two-class method is an earnings allocation that determines net income (loss) per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during each period. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table sets forth the computation of basic and diluted earnings (losses) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2015	2016	2015	2016
Numerator: Basic and Diluted
Net income (loss)	$11,719	$(1,162)	$18,100	$(934)
Dividends paid	(2,737)	(2,746)	(5,475)	(5,492)
Undistributed income (loss)	8,982	(3,908)	12,625	(6,426)
Percentage allocated to common shares	99.1%	100.0%	99.1%	100.0%
Undistributed income (loss) allocated to common shares	8,901	(3,870)	12,511	(6,364)
Dividends paid on common shares outstanding	2,712	2,719	5,425	5,439
Net income (loss) available to common shares	11,613	(1,151)	17,936	(925)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,333,550	12,360,369	12,329,716	12,352,926
Adjustment for dilutive potential common shares	11,866	—	12,395	—
Weighted average shares outstanding - Diluted	12,345,416	12,360,369	12,342,111	12,352,926

Basic net income (loss) per share	$0.94	$(0.09)	$1.45	$(0.07)
Diluted net income (loss) per share	$0.94	$(0.09)	$1.45	$(0.07)

Number of stock option shares excluded as their effect would be anti-dilutive	290,255	279,453	290,255	284,453
Number of restricted stock shares excluded as their effect would be anti-dilutive	112,450	121,310	112,750	121,360

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,333,550	12,360,369	12,329,716	12,352,926
Unvested participating shares	112,450	—	112,450	—
	12,446,000	12,360,369	12,442,166	12,352,926

Note 10.  Stock-Based Compensation

Restricted Stock Plan

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are grants of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.  Since November 24, 2015, the Company is no longer granting awards from this plan.

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

On November 24, 2015, the Company granted 54,210 shares of restricted stock to certain key employees and non-employee directors. The time-based shares of restricted stock granted to employees will vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The performance-based shares will vest in equal installments on the first, second and third anniversaries of their grant date provided that (a) the recipient is still an employee of the Company on such date and (b) the Company has met certain annual net income performance goals, provided that, if the Company has exceeded a total net income performance goal for the three year period, restricted shares that did not vest due to the Company’s failure to meet the annual net income performance goals will vest at the end of such three year period.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants was $37.75 per share, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the six months ended March 31, 2016:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2015	111,450	$49.07
Granted	54,210	$37.75
Forfeited / Canceled	(11,100)	$47.98
Vested	(33,250)	$47.56
Unvested at March 31, 2016	121,310	$44.53
Expected to vest	94,960	$43.15

Compensation expense related to restricted stock for the three months ended March 31, 2015 and 2016 was $438 and $182, respectively and for the six months ended March 31, 2015 and 2016 was $769 and $634, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2016 was $2,434, to be recognized over a weighted average period of 0.89 years. During the first quarter of fiscal 2016, the Company repurchased 7,661 shares of stock from employees at an average purchase price of $37.72 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Stock Option Plans

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.  Since November 24, 2015, the Company is no longer granting awards from these plans.

The fair value of option grants is estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, expected forfeitures and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. The expected forfeiture rate is based upon historical experience. The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  Valuation of future grants under the Black-Scholes model will include a dividend yield. The following assumptions were used for grants in the first quarter of fiscal 2016:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 24, 2015	$8.37	2.33%	1.70%	30%	5	years

On November 24, 2015, the Company granted 79,800 options at an exercise price of $37.75, the fair market value of the Company’s common stock the day of the grant. During the first six months of fiscal 2016, 10,000 options were exercised.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2015 and 2016 was $136 and $127, respectively and for the six months ended March 31, 2015 and 2016 was $262 and $260, respectively. The remaining unrecognized compensation expense at March 31, 2016 was $1,019 to be recognized over a weighted average vesting period of 1.53 years.

The following tables summarize the activity under the stock option plans for the six months ended March 31, 2016 and provide information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2015	358,601		$50.37
Granted	79,800		$37.75
Exercised	(10,000)		$31.00
Canceled	—		$—
Outstanding at March 31, 2016	428,401	$257	$48.47	5.98	yrs.
Vested or expected to vest	256,729	$257	$48.70	5.84	yrs.
Exercisable at March 31, 2016	279,453	$257	$51.64	4.32	yrs.

		Remaining	Outstanding	Exercisable
	Exercise Price	Contractual	Number of	Number of
Grant Date	Per Share	Life in Years	Shares	Shares
March 30, 2007	72.93	1.00	45,500	45,500
March 31, 2008	54.00	2.00	55,500	55,500
October 1, 2008	46.83	2.50	20,000	20,000
March 31, 2009	17.82	3.00	12,084	12,084
January 8, 2010	34.00	3.75	12,400	12,400
November 24, 2010	40.26	4.67	19,667	19,667
November 25, 2011	55.88	5.67	19,700	19,700
November 20, 2012	47.96	6.67	35,600	35,600

December 10, 2012	48.39	6.67	1,800	1,800
November 26, 2013	52.78	7.67	45,250	30,168
November 25, 2014	46.72	8.67	81,100	27,034
November 24, 2015	37.75	9.67	79,800	—
			428,401	279,453

2016 Incentive Compensation Plan

On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units, performance shares, stock options and stock appreciation rights.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under the plan.  Up to 425,000 stock options and stock appreciation rights may be granted in the aggregate under the plan.  The plan provides for adjustment of the maximum number of awards to be granted under certain circumstances, including in the event of a merger, reorganization, stock split or similar recapitalization event.  Grants may be subject to performance goals or may be time-based.  Awards may be subject to forfeiture if employment or service terminates prior to the end of the vesting period or if any applicable performance goals are not met.  The Company will assess, on an ongoing basis, the probability of whether performance goals will be achieved.  The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved.  The fair value of the grants is determined based upon the closing price of the Company’s common stock on the grant date.

Note 11.    Dividend

In the second quarter of fiscal 2016, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 15, 2016 to stockholders of record at the close of business on March 1, 2016.  The dividend cash pay-out was $2,746 for the quarter based on the number of shares outstanding.

On May 5, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2016 to stockholders of record at the close of business on June 1, 2016.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $49,045 and $47,791 as of September 30, 2015 and March 31, 2016, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of December 31, 2014	$(41,928)	$(19,618)	$(1,487)	$(63,033)
Other comprehensive income (loss) before reclassifications	—	—	(2,786)	(2,786)

Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	1,180	610	—	1,790
Tax benefit	(512)	(227)	—	(739)
Net current-period other comprehensive income (loss)	870	383	(2,786)	(1,533)
Accumulated other comprehensive loss as of March 31, 2015	$(41,058)	$(19,235)	$(4,273)	$(64,566)

	Three Months Ended March 31, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of December 31, 2015	$(61,455)	$(21,327)	$(4,883)	$(87,665)
Other comprehensive income (loss) before reclassifications	—	—	(478)	(478)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,217	706	—	2,923
Tax expense or (benefit)	(890)	(259)	—	(1,149)
Net current-period other comprehensive income (loss)	1,529	447	(478)	1,498
Accumulated other comprehensive loss as of March 31, 2016	$(59,926)	$(20,880)	$(5,361)	$(86,167)

	Six Months Ended March 31, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive loss before reclassifications	—	—	(5,245)	(5,245)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	404	—	—	404
Actuarial losses (a)	2,363	1,217	—	3,580
Tax benefit	(1,025)	(452)	—	(1,477)
Net current-period other comprehensive income (loss)	1,742	765	(5,245)	(2,738)
Accumulated other comprehensive loss as of March 31, 2015	$(41,058)	$(19,235)	$(4,273)	$(64,566)

	Six Months Ended March 31, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive loss before reclassifications	—	—	(2,166)	(2,166)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	404	—	—	404
Actuarial losses (a)	4,435	1,412	—	5,847
Tax benefit	(1,780)	(519)	—	(2,299)
Net current-period other comprehensive income (loss)	3,059	893	(2,166)	1,786
Accumulated other comprehensive loss as of March 31, 2016	$(59,926)	$(20,880)	$(5,361)	$(86,167)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 14.  Acquisition

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14,600 in cash.  The acquisition of the LaPorte assets provides the Company control of sheet stretching, leveling, slitting and cut-to-length operations that were previously outsourced functions. Acquisition costs incurred in the first quarter of fiscal 2015 were not significant. The acquired business is being operated by LaPorte Custom Metal Processing, LLC (LCMP), a wholly-owned subsidiary of the Company.

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

As of March 31, 2016, future minimum lease rental payments applicable to the capital lease were as follows.

2016	$223
2017	534
2018	538
2019	545
2020	550
Thereafter	8,100
Total minimum capital lease payments	10,490
Less amounts representing interest	(6,134)
Present value of net minimum capital lease payments	4,356
Less current obligation	(443)
Total long term capital lease obligation	$3,913

The capital lease obligation is included in long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	March 31,
	2015	2016
Future capital lease rental payments	$4,380	$4,356
Environmental post-closure monitoring and maintenance activities	749	749
Less amounts due within one year	(555)	(530)
Long-term obligations (less current portion)	$4,574	$4,575

Note 16.  Restricted Cash

In the first six months of fiscal 2016, the Company received advance payments of $16,069 related to special projects. Of this amount, the Company is restricted from having access to $9,200 until such time as the Company delivers product to the customer. As the Company begins to fulfill the order, the restricted cash will become unrestricted on a pro-rata basis based upon the percentage fulfillment of the order.

Note 17.  Subsequent Event – Expansion of LaPorte, IN Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company plans to relocate its service center operations in Lebanon, Indiana to LaPorte.  The project is expected to begin in the fourth quarter of calendar 2016 and be completed by the end of calendar 2017. The new facility will further expand the Company’s operations in LaPorte, which commenced with the acquisition of the assets of LaPorte Custom Metal Processing, LLC in January 2015.

Costs associated with the project are estimated to consist of approximately $1.8 million to $2.5 million relating to equipment relocation and approximately $0.5 million to $1.1 million in other costs, including one-time termination benefits, relocation expenses and contract termination costs, for a total of approximately $2.3 million to $3.6 million in total costs relating to the move.  A portion of these costs will be recorded as a one-time charge in the third quarter of fiscal 2016, and a portion will be recorded as incurred over the project period.

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

Dividends Paid and Declared

In the second quarter of fiscal 2016, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid March 15, 2016 to stockholders of record at the close of business on March 1, 2016.  The dividend cash pay-out in the second quarter was approximately $2.7 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On May 5, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2016 to stockholders of record at the close of business on June 1, 2016.

Capital Spending

In fiscal 2015, the Company disclosed plans to increase sheet manufacturing capacity in the Kokomo operations in order to help keep pace with anticipated growth in the aerospace market.  During fiscal 2015 and the first six months of fiscal 2016, the Company was capacity constrained on sheet production, and the Company achieved record sheet/coil production levels during fiscal 2015 which continued into 2016.  In order to respond to expected continued demand, the Company plans to spend $30.0 million in fiscal 2016, which includes investments in the heat treating and cold rolling areas of approximately $16.6 million and the manufacturing phase of the Company’s IT systems upgrade of approximately $1.7 million.  The remaining $11.7 million of planned spending throughout the Company’s manufacturing facilities is considered a maintenance level of spending.

Volumes, Competition and Pricing

Deteriorating economic conditions including lower global demand, the strong U.S. dollar and the contraction of the oil and gas industry had an impact on volume in the Company’s markets, especially the chemical processing industry market.  Volumes declined over 50% in the Company’s chemical processing industry market and over 36% in the Company’s other markets in the second quarter of fiscal 2016 as compared to the same period in fiscal 2015.  The commodity portion of the chemical processing market remains highly cost competitive with a low volume of available projects. More significantly contributing to this decrease, the Company had less project-oriented specialty application business due to the inherent sporadic nature of these types of projects.  The Company has specialty application projects in the pipeline, including significant project work in the backlog that is expected to ship primarily in the fourth quarter of fiscal 2016, with a small portion potentially shipping in the third quarter of fiscal 2016.  This forecasted improvement in the second half of fiscal 2016 is expected to be a positive driver for increasing gross margins possibly starting in the third quarter and more significantly in the fourth quarter of fiscal 2016.

The market price of nickel was relatively stable at low levels over the second quarter of fiscal 2016.  However, the significant decline in market price over fiscal 2015 and the first quarter of fiscal 2016 continues to have a significant adverse impact on the Company’s financial results.  Falling nickel prices create compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company ships the higher-cost inventory acquired in a prior period with higher nickel prices.  This compression was significant in the second quarter of fiscal 2016 and is expected to also similarly adversely impact the third quarter of fiscal 2016, with the compression forecasted to begin to alleviate in the fourth quarter assuming nickel prices continue to be stable.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation method normally results in higher costs of sales as compared to the last-in, first-out method.

The circumstances described above contributed to an average selling price decrease for product sales of $1.97 per pound sold to $20.32, an 8.8% reduction in the second quarter of fiscal 2016 compared to the same period of fiscal 2015.

Net Revenue and Gross Profit Margin Performance:

		Comparison by Quarter of Gross Profit Margin and
		Gross Profit Margin Percentage for Fiscal 2015 and 2016

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2014	2015	2015	2015	2015	2016
Net Revenues	$110,676	$138,688	$121,270	$117,001	$95,070	$102,511
Gross Profit Margin	$20,271	$27,837	$24,151	$21,405	$12,088	$8,905
Gross Profit Margin %	18.3%	20.1%	19.9%	18.3%	12.7%	8.7%

During the second quarter of fiscal 2016, gross profit margin declined sequentially, and gross profit margin percentage was compressed.    Gross profit margin percentage was 8.7% in the second quarter of fiscal 2016 compared to 20.1% in the same period last fiscal year.  As mentioned above, the dramatic decline in nickel prices, a lower level of specialty application project business and global economic conditions including the stronger U.S. dollar and weaker demand in both China and Europe contributed to this decline.  The gross margin was lower than expected due to the lower levels of order entry, lower demand and higher levels of competition in the Company’s markets combined with a less favorable than expected product mix.

Backlog

Set forth below are selected data relating to the Company’s backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange and a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. The data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2015	2015	2016
Backlog(1)
Dollars (in thousands)	$215,529	$220,406	$192,894	$185,784	$204,713	$193,538
Pounds (in thousands)	8,032	7,335	6,492	6,598	6,445	6,248
Average selling price per pound	$26.83	$30.05	$29.71	$28.16	$31.76	$30.98
Average nickel price per pound
London Metals Exchange(2)	$7.22	$6.23	$5.80	$4.49	$3.94	$3.95

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

Backlog was $193.5 million at March 31, 2016, a decrease of approximately $11.2 million, or 5.5%, from $204.7 million at December 31, 2015. The backlog dollars decreased during the second quarter of fiscal 2016 due to a 2.5% decrease in the average selling price per pound combined with a 3.1% decrease in pounds.  The decrease in overall pounds is primarily due to lower base order entry driven presumably by the current economic environment.  The decrease in average selling price per pound reflects a change in product mix in the backlog.

Quarterly Market Information

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2015	2015	2015	2015	2016
Net revenues (in thousands)
Aerospace	$43,255	$60,320	$56,484	$55,003	$47,535	$52,342
Chemical processing	30,753	35,575	24,159	21,112	16,200	13,108
Land-based gas turbines	17,533	19,858	17,616	19,449	16,997	18,960
Other markets	14,100	16,566	14,496	14,632	9,474	12,304
Total product revenue	105,641	132,319	112,755	110,196	90,206	96,714
Other revenue	5,035	6,369	8,515	6,805	4,864	5,797
Net revenues	$110,676	$138,688	$121,270	$117,001	$95,070	$102,511

Shipments by markets (in thousands of pounds)
Aerospace	1,809	2,687	2,439	2,308	2,064	2,314
Chemical processing	1,182	1,351	852	913	714	649
Land-based gas turbines	1,084	1,218	1,028	1,327	1,300	1,365
Other markets	447	680	466	470	308	431
Total shipments	4,522	5,936	4,785	5,018	4,386	4,759

Average selling price per pound
Aerospace	$23.91	$22.45	$23.16	$23.83	$23.03	$22.62
Chemical processing	26.02	26.33	28.36	23.12	22.69	20.20
Land-based gas turbines	16.17	16.30	17.14	14.66	13.07	13.89
Other markets	31.54	24.36	31.11	31.13	30.76	28.55
Total product (product only; excluding other revenue)	23.36	22.29	23.56	21.96	20.57	20.32
Total average selling price (including other revenue)	24.48	23.36	25.34	23.32	21.68	21.54

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2016

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2015		2016		Amount	%
Net revenues	$138,688	100.0%	$102,511	100.0%	$(36,177)	(26.1)%
Cost of sales	110,851	79.9%	93,606	91.3%	(17,245)	(15.6)%
Gross profit	27,837	20.1%	8,905	8.7%	(18,932)	(68.0)%
Selling, general and administrative expense	9,619	6.9%	9,524	9.3%	(95)	(1.0)%
Research and technical expense	926	0.7%	913	0.9%	(13)	(1.4)%
Operating income (loss)	17,292	12.5%	(1,532)	(1.5)%	(18,824)	(108.9)%
Interest income	(20)	(0.0)%	(19)	(0.0)%	1	(5.0)%
Interest expense	16	0.0%	139	0.1%	123	768.8%
Income (loss) before income taxes	17,296	12.5%	(1,652)	(1.6)%	(18,948)	(109.6)%
Provision for (benefit from) income taxes	5,577	4.0%	(490)	(0.5)%	(6,067)	(108.8)%
Net income	$11,719	8.4%	$(1,162)	(1.1)%	$(12,881)	(109.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2015	2016	Amount	%
Net revenues (in thousands)
Aerospace	$60,320	$52,342	$(7,978)	(13.2)%
Chemical processing	35,575	13,108	(22,467)	(63.2)%
Land-based gas turbines	19,858	18,960	(898)	(4.5)%
Other markets	16,566	12,304	(4,262)	(25.7)%
Total product revenue	132,319	96,714	(35,605)	(26.9)%
Other revenue	6,369	5,797	(572)	(9.0)%
Net revenues	$138,688	$102,511	$(36,177)	(26.1)%

Pounds by market (in thousands)
Aerospace	2,687	2,314	(373)	(13.9)%
Chemical processing	1,351	649	(702)	(52.0)%
Land-based gas turbines	1,218	1,365	147	12.1%
Other markets	680	431	(249)	(36.6)%
Total shipments	5,936	4,759	(1,177)	(19.8)%

Average selling price per pound
Aerospace	$22.45	$22.62	$0.17	0.8%
Chemical processing	26.33	20.20	(6.13)	(23.3)%
Land-based gas turbines	16.30	13.89	(2.41)	(14.8)%
Other markets	24.36	28.55	4.19	17.2%
Total product (excluding other revenue)	22.29	20.32	(1.97)	(8.8)%
Total average selling price (including other revenue)	$23.36	$21.54	$(1.82)	(7.8)%

Net Revenues.   Net revenues were $102.5 million in the second quarter of fiscal 2016, a decrease of 26.1% from $138.7 million in the same period of fiscal 2015.   Volume was 4.8 million pounds in the second quarter of fiscal 2016, a decrease of 19.8% from 5.9 million pounds in the same period of fiscal 2015.  The decrease in volume is primarily due to the lower level of project orders in chemical processing and other markets shipped in the second quarter of fiscal 2016 as compared to the same period in fiscal 2015, which highlights the sporadic nature of these projects.  The product-sales average selling price was $20.32 per pound in the second quarter of fiscal 2016, a decrease of 8.8% from $22.29 per pound in the same period of fiscal 2015.  The average selling price decreased as a result of lower raw material market prices, which represented approximately $1.73 per pound of a decrease, and increased pricing competition, representing approximately $0.49 of a decrease, partially offset by a $0.25 per pound increase due to a change in product mix.

Sales to the aerospace market were $52.3 million in the second quarter of fiscal 2016, a decrease of 13.2% from $60.3 million in the same period of fiscal 2015, due to a 13.9% decrease in volume partially offset by a 0.8% increase in average selling price per pound.  The decrease in volume appears to reflect minor adjustments in the supply chain. In addition volume was impacted by changes to the product form shipped.  The increase in the average selling price per pound appears to be partially driven by new generation jet engine production beginning to gain traction with higher-valued alloys that improve the Company’s product mix in this market.  The average selling price per pound increase reflects a change to a higher-value product mix, which represented approximately $1.91 of the increase, combined with other pricing factors which represented approximately $0.06 of an increase, partially offset by a change in market prices of raw material, which represented $1.80 of a decrease.

Sales to the chemical processing market were $13.1 million in the second quarter of fiscal 2016, a decrease of 63.2% from $35.6 million in the same period of fiscal 2015, due to a 52.0% decrease in volume combined with a 23.3% decrease in average selling price per pound.  Volumes decreased due to a lower level of both base business and project orders shipped compared to the second quarter of fiscal 2015.  The lower level of project orders which shipped in the second quarter of fiscal 2016 compared to the same quarter of fiscal 2015 highlights the sporadic nature of these projects.  The average selling price per pound decrease reflects a lower-value product mix, which represented approximately $3.25 of a decrease, a change in market prices of raw materials, which represented approximately $1.56 of the decrease and increased pricing competition, which represented approximately $1.32 of a decrease.

Sales to the land-based gas turbine market were $19.0 million in the second quarter of fiscal 2016, a decrease of 4.5% from $19.9 million for the same period of fiscal 2015, due to a decrease of 14.8% in average selling price per pound partially offset by an increase of 12.1% in volume.  Volumes increased due to a higher level of plate orders shipped in the second quarter of fiscal 2016 compared to the same period of fiscal 2015.  Demand in the market appears to be improving after many quarters of lower volumes.  The decrease in average selling price primarily reflects a change in market prices of raw materials, which represented approximately $1.71 of a decrease and increased pricing competition, which represented approximately $1.09 of a decrease, partially offset by a shift to an overall higher-value product mix for the land-based gas turbine market, which represented approximately $0.39 of an increase.

Sales to other markets were $12.3 million in the second quarter of fiscal 2016, a decrease of 25.7% from $16.6 million in the same period of fiscal 2015, due to a 36.6% decrease in volume, partially offset by a 17.2% increase in average selling price per pound.  The decrease in volume was primarily due to a lower amount of project business shipped in the second quarter of fiscal 2016, which highlights the sporadic nature of these projects.   The increase in average selling price reflects a change to a higher-value product mix, which represented approximately $6.19 of an increase, partially offset by lower raw material market prices, which represented approximately $1.75 of a decrease, and increased pricing competition, which represented approximately $0.25 of a decrease.

Other Revenue.   Other revenue was $5.8 million in the second quarter of fiscal 2016, a decrease of 9.0% from $6.4 million in the same period of fiscal 2015. The decrease is due primarily to a decline in conversion sales due to the slower economic environment.

Cost of Sales.  Cost of sales was $93.6 million, or 91.3% of net revenues, in the second quarter of fiscal 2016 compared to $110.9 million, or 79.9% of net revenues, in the same period of fiscal 2015. Cost of sales in the second quarter of fiscal 2016 decreased by $17.2 million as compared to the same period of fiscal 2015 primarily due to lower volumes and raw material costs.

Gross Profit.   As a result of the above factors, gross profit was $8.9 million for the second quarter of fiscal 2016, a decrease of $18.9 million from the same period of fiscal 2015. Gross margin as a percentage of net revenue decreased to 8.7% in the second quarter of fiscal 2016 as compared to 20.1% in the same period of fiscal 2015. The decrease is primarily attributable to a less profitable mix of products sold in fiscal 2016 related to the lower specialty application projects and falling nickel prices.   Falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sells the higher-cost inventory melted in a prior period with higher nickel prices.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $9.5 million for the second quarter of fiscal 2016, a decrease of $0.1 million from the same period of fiscal 2015.  This decrease is primarily attributable to a $1.3 million reduction from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 of management incentive compensation, partially offset by a $1.0 million reduction from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 of foreign exchange gains.  Selling, general and administrative expense as a percentage of net revenues increased to 9.3% for the second quarter of fiscal 2016 compared to 6.9% for the same period of fiscal 2015 due to lower revenues.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.9% of revenue, for the second quarter of fiscal 2016, compared to $0.9 million, or 0.7% of revenue, in the same period of fiscal 2015.

Operating Income/(Loss).  As a result of the above factors, operating loss in the second quarter of fiscal 2016 was $1.5 million compared to operating income of $17.3 million in the same period of fiscal 2015.

Income Taxes.  Income taxes were a benefit of $0.5 million in the second quarter of fiscal 2016, a decrease of $6.1 million from an expense of $5.6 million in the second quarter of fiscal 2015.  The effective tax rate for the second quarter of fiscal 2016 was 29.7%, compared to 32.2% in the same period of fiscal 2015.  The lower effective tax rate this quarter was primarily attributable to a higher expected portion of earnings in fiscal 2016 generated from foreign jurisdictions that have lower tax rates.

Net Income/(Loss).  As a result of the above factors, net loss in the second quarter of fiscal 2016 was $1.2 million, a decrease of $12.9 million from net income of $11.7 million in the same period of fiscal 2015.

Results of Operations for the Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2016

	Six Months Ended March 31,				Change
	2015		2016		Amount	%
Net revenues	$249,364	100.0%	$197,581	100.0%	$(51,783)	(20.8)%
Cost of sales	201,256	80.7%	176,588	89.4%	(24,668)	(12.3)%
Gross profit	48,108	19.3%	20,993	10.6%	(27,115)	(56.4)%
Selling, general and administrative expense	19,355	7.8%	19,800	10.0%	445	2.3%
Research and technical expense	1,813	0.7%	1,828	0.9%	15	0.8%
Operating income (loss)	26,940	10.8%	(635)	(0.3)%	(27,575)	(102.4)%
Interest income	(43)	(0.0)%	(45)	(0.0)%	(2)	4.7%
Interest expense	32	0.0%	277	0.1%	245	765.6%
Income (loss) before income taxes	26,951	10.8%	(867)	(0.4)%	(27,818)	(103.2)%
Provision for income taxes	8,851	3.5%	67	0.0%	(8,784)	(99.2)%
Net income (loss)	$18,100	7.3%	$(934)	(0.5)%	$(19,034)	(105.2)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2015	2016	Amount	%
Net revenues (dollars in thousands)
Aerospace	$103,575	$99,877	$(3,698)	(3.6)%
Chemical processing	66,328	29,308	(37,020)	(55.8)%
Land-based gas turbines	37,391	35,957	(1,434)	(3.8)%
Other markets	30,666	21,778	(8,888)	(29.0)%
Total product revenue	237,960	186,920	(51,040)	(21.4)%
Other revenue	11,404	10,661	(743)	(6.5)%
Net revenues	$249,364	$197,581	$(51,783)	(20.8)%
Pounds by market (in thousands)
Aerospace	4,496	4,378	(118)	(2.6)%
Chemical processing	2,533	1,363	(1,170)	(46.2)%
Land-based gas turbines	2,302	2,665	363	15.8%
Other markets	1,127	739	(388)	(34.4)%
Total shipments	10,458	9,145	(1,313)	(12.6)%
Average selling price per pound
Aerospace	$23.04	$22.81	$(0.22)	(1.0)%
Chemical processing	26.19	21.50	(4.68)	(17.9)%
Land-based gas turbines	16.24	13.49	(2.75)	(16.9)%
Other markets	27.21	29.47	2.26	8.3%
Total product (excluding other revenue)	22.75	20.44	(2.31)	(10.2)%
Total average selling price (including other revenue)	$23.84	$21.61	$(2.24)	(9.4)%

Net Revenues.   Net revenues were $197.6 million in the first six months of fiscal 2016, a decrease of 20.8% from $249.4 million in the same period of fiscal 2015.   Volume was 9.1 million pounds in the first six months of fiscal 2016, a decrease of 12.6% from 10.5 million pounds in the same period of fiscal 2015.  The decrease in volume is primarily due to the lower level of project orders in chemical processing and other markets shipped in the first six months of fiscal 2016 as compared to the same period in fiscal 2015, which highlights the sporadic nature of these projects.  The product-sales average selling price was $20.44 per pound in the first six months of fiscal 2016, a decrease of 10.2% from $22.75 per pound in the same period of fiscal 2015.  The average selling price decreased as a result of lower raw material market prices, which represented approximately $1.82 per pound of a decrease, and a change in product mix, representing approximately $0.61 of a decrease, partially offset by a $0.12 per pound increase due to other pricing factors.

Sales to the aerospace market were $99.9 million in the first six months of fiscal 2016, a decrease of 3.6% from $103.6 million in the same period of fiscal 2015, due to a 2.6% decrease in volume partially offset by a 1.0% decrease in average selling price per pound.  The decrease in volume appears to reflect minor adjustments in the supply chain.  In addition, volume was impacted by changes to the product form shipped.  The average selling price per pound decrease reflects a change in market prices of raw material, which represents approximately $1.88 of the decrease. This was partially offset by a change to a higher-value product mix which appears to be partially driven by new generation jet engine production gaining traction, which represented approximately $1.43 per pound of an increase to the average selling price per pound. Other pricing factors represented approximately $0.23 of an increase.

Sales to the chemical processing market were $29.3 million in the first six months of fiscal 2016, a decrease of 55.8% from $66.3 million in the same period of fiscal 2015, due to a 46.2% decrease in volume combined with a 17.9% decrease in average selling price per pound.  Volumes decreased due to a lower level of both base business and project orders shipped compared to the first six months of fiscal 2015.  The lower level of project orders shipped in the first six months of fiscal 2016 compared to the same period in fiscal 2015 highlights the sporadic nature of these projects.  The average selling price per pound decrease reflects a lower-value product mix, which represented approximately $2.42 of a decrease, a change in market prices of raw materials, which represented approximately $1.61 of the decrease, and increased pricing competition, which represented approximately $0.65 of a decrease.

Sales to the land-based gas turbine market were $36.0 million in the first six months of fiscal 2016, a decrease of 3.8% from $37.4 million for the same period of fiscal 2015, due to a decrease of 16.9% in average selling price per pound partially offset by an increase of 15.8% in volume.  Volumes increased due to a higher level of ingot and plate orders shipped in the first six months of fiscal 2016 compared to the same period of fiscal 2015.  Demand in the market appears to be improving after many quarters of lower volumes.  The decrease in average selling price primarily reflects a change to a lower-value product mix, which represented approximately $0.77 of a decrease, lower market raw material prices, which represented approximately $1.75 of a decrease, and increased pricing competition, which represented approximately $0.23 of a decrease.

Sales to other markets were $21.8 million in the first six months of fiscal 2016, a decrease of 29.0% from $30.7 million in the same period of fiscal 2015, due to a 34.4% decrease in volume partially offset by an increase of 8.3% in average selling price per pound.  The decrease in volume was primarily due to a lower amount of project business shipped in the first six months of fiscal 2016, which highlights the sporadic nature of these projects.   The increase in average selling price reflects a higher-value product mix, which represented approximately $2.23 of an increase, and other pricing factors, which represented approximately $2.06 of an increase, partially offset by lower raw material market prices, which represented approximately $2.03 of a decrease.

Other Revenue.   Other revenue was $10.7 million in the first six months of fiscal 2016, a decrease of 6.5% from $11.4 million in the same period of fiscal 2015. The decrease is due primarily to adjustments to sales reserves.

Cost of Sales.  Cost of sales was $176.6 million, or 89.4% of net revenues, in the first six months of fiscal 2016 compared to $201.3 million, or 80.7% of net revenues, in the same period of fiscal 2015. Cost of sales in the first six months of fiscal 2016 decreased by $24.7 million as compared to the same period of fiscal 2015 primarily due to lower volumes and raw material costs.

Gross Profit.   As a result of the above factors, gross profit was $21.0 million for the first six months of fiscal 2016, a decrease of $27.1 million from the same period of fiscal 2015. Gross margin as a percentage of net revenue decreased to 10.6% in the first six months of fiscal 2016 as compared to 19.3% in the same period of fiscal 2015. The decrease is primarily attributable to a less profitable mix of products sold in fiscal 2016 related to the lower specialty application projects and falling nickel prices.   Falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sells the higher-cost inventory melted in a prior period with higher nickel prices.  In addition, the falling nickel prices combined with compressing gross margins necessitated inventory valuation adjustments to adjust inventory to lower net realizable values.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $19.8 million for the first six months of fiscal 2016, an increase of $0.4 million from the same period of fiscal 2015. The increase in expense was primarily driven by changes in foreign exchange partially offset by lower management incentive compensation expense in fiscal 2016.  Selling, general and administrative expense as a percentage of net revenues increased to 10.0% for the first six months of fiscal 2016 compared to 7.8% for the same period of fiscal 2015 primarily due to lower revenues.

Research and Technical Expense.  Research and technical expense was $1.8 million, or 0.9% of revenue, for the first six months of fiscal 2016, compared to $1.8 million, or 0.7% of revenue, in the same period of fiscal 2015.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first six months of fiscal 2016 was $0.6 million compared to net income of $26.9 million in the same period of fiscal 2015.

Income Taxes.  Income tax expense was $0.1 million in the first six months fiscal 2016, a decrease of $8.8 million from the same period of fiscal 2015.  The effective tax rate for the first six months of fiscal 2016 was -7.7%, compared to 32.8% in the same period of fiscal 2015.  The lower effective tax rate this quarter was primarily attributable to a change in the federal tax law that was enacted in the first quarter of fiscal 2016, which had a $300 unfavorable impact in that quarter.

Net Income/(Loss).  As a result of the above factors, net loss for the first six months of fiscal 2016 was $0.9 million, a decrease of $19.0 million from net income of $18.1 million in the same period of fiscal 2015.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $274.6 million at March 31, 2016, a decrease of $2.9 million or 1.0% from $277.5 million at September 30, 2015. This decrease resulted primarily from accounts receivable decreasing $7.5 million, partially offset by accrued expenses decreasing $4.5 million during the first six months of fiscal 2016.  Inventory also increased by $1.6 million due to longer production cycle times associated with our aerospace market business, partially offset by lower costs of inventory driven by falling commodity prices.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2016, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At March 31, 2016, the Company had cash and cash equivalents of $47.8 million (excluding restricted cash of $9.2 million) compared to $49.0 million at September 30, 2015. As of March 31, 2016, the Company had cash and cash equivalents of $14.4 million that was held by foreign subsidiaries in various currencies.

For the first six months of fiscal 2016, net cash provided by operating activities was $18.4 million compared to cash provided by operations of $15.5 million in the first six months of fiscal 2015.  The lower business levels in fiscal 2016 resulted in cash generated from lower controllable working capital of $0.4 million in the first six months of fiscal 2016 compared to cash used from higher controllable working capital of $18.3 million in the same period of fiscal 2015, as well as net income tax refunds of $0.4 million in the first six months of fiscal 2016 compared to net income taxes paid of $5.2 million during the same period of fiscal 2015.  Additionally, the Company received up-front cash receipts of $16.1 million, of which $9.2 million is recorded as restricted cash, on special projects which was recorded on the balance sheet as deferred revenue. Partially offsetting these factors was net income of $0.9 million in the first six months of 2016 compared to $18.1 million in the first six months of 2015 and higher pension and post-retirement payments of $6.9 million in the first six months of fiscal 2016 compared to $2.5 million during the same period of fiscal 2015.  Net cash used in investing activities was $13.7 million in the first six months of fiscal 2016 compared to $22.7 million in the same period of fiscal 2016.  The reduction in cash used in investing activities is primarily due to the Company’s acquisition of Leveltek – LaPorte assets of $14.6 million in the first six months of 2015, partially offset by higher additions to property, plant and equipment of $5.6 million in the same period of 2016 as a result of the Company’s investments in sheet manufacturing capacity.   Net cash used in financing activities in the first six months of fiscal 2016 of $6.0 million included $5.5 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock granted to officers and other employees.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2016 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At March 31, 2016, the Company had cash of $47.8 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”), entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2016, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.25% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 12.5% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of March 31, 2016, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The U.S. revolving credit facility matures on July 14, 2016, and the Company has begun the process to renew this facility. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET’) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending (discussed below);

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first six months of fiscal 2016 was $13.7 million and the forecast for capital spending in fiscal 2016 is $30.0 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2016:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$97	$97	$—	$—	$—
Operating lease obligations	6,071	2,693	2,932	443	3
Capital lease obligations	10,638	567	1,141	1,107	7,823
Raw material contracts (primarily nickel)	38,531	32,865	5,666	—	—
Capital projects and other commitments	23,887	23,887	—	—	—
Pension plan(2)	111,825	7,555	14,135	18,534	71,601
Non-qualified pension plans	810	95	190	190	335
Other postretirement benefits(3)	49,870	4,870	10,000	10,000	25,000
Environmental post-closure monitoring	820	89	161	175	395
Total	$242,549	$72,718	$34,225	$30,449	$105,157

(1)	As of March 31, 2016, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)

The Company has a funding obligation to contribute $111,825 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2016. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2015.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2016, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: May 5, 2016

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 5, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Form 8-K filed March 7, 2016).
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
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