Form 10-Q
period 2016-06-30
HAYNES INTERNATIONAL INC
filed 2016-08-04
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 4, 2016, the registrant had 12,491,149 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$49,045	$44,418
Restricted cash (Note 16)	—	9,200
Accounts receivable, less allowance for doubtful accounts of $869 and $757 at September 30, 2015 and June 30, 2016, respectively	75,593	67,261
Inventories	247,836	245,626
Income taxes receivable	3,699	7,949
Deferred income taxes—current portion	6,295	—
Other current assets	2,974	3,052
Total current assets	385,442	377,506
Property, plant and equipment, net	185,351	192,129
Deferred income taxes—long term portion	53,958	53,906
Prepayments and deferred charges	1,877	1,933
Goodwill	4,789	4,789
Other intangible assets, net	6,774	6,399
Total assets	$638,191	$636,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,386	$30,884
Accrued expenses	16,576	12,303
Accrued pension and postretirement benefits	4,965	4,965
Deferred revenue—current portion	2,500	13,751
Total current liabilities	53,427	61,903
Long-term obligations (less current portion)	4,574	4,575
Deferred revenue (less current portion)	25,329	23,454
Deferred income taxes	—	1,707
Accrued pension benefits (less current portion)	107,208	103,381
Accrued postretirement benefits (less current portion)	105,664	104,714
Total liabilities	296,202	299,734
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,467,498 and 12,520,608 shares issued and 12,446,000 and 12,491,149 outstanding at September 30, 2015 and June 30, 2016, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	244,488	246,081
Accumulated earnings	186,533	180,151
Treasury stock, 21,498 shares at September 30, 2015 and 29,159 shares at June 30, 2016	(1,091)	(1,380)
Accumulated other comprehensive loss	(87,953)	(87,936)
Total stockholders’ equity	341,989	336,928
Total liabilities and stockholders’ equity	$638,191	$636,662

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Net revenues	$121,270	$101,255	$370,634	$298,836
Cost of sales	97,119	87,990	298,375	264,578
Gross profit	24,151	13,265	72,259	34,258
Selling, general and administrative expense	12,412	9,211	31,767	29,011
Research and technical expense	878	916	2,691	2,744
Operating income	10,861	3,138	37,801	2,503
Interest income	(21)	(29)	(64)	(74)
Interest expense	36	138	68	415
Income before income taxes	10,846	3,029	37,797	2,162
Provision for income taxes	4,244	237	13,095	304
Net income	$6,602	$2,792	$24,702	$1,858
Net income per share:
Basic	$0.53	$0.22	$1.99	$0.15
Diluted	$0.53	$0.22	$1.98	$0.15
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Net income	$6,602	$2,792	$24,702	$1,858
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,255	1,976	3,762	5,928
Foreign currency translation adjustment	3,381	(3,745)	(1,864)	(5,911)
Other comprehensive income (loss)	4,636	(1,769)	1,898	17
Comprehensive income	$11,238	$1,023	$26,600	$1,875

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net income	$24,702	$1,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,898	15,316
Amortization	385	375
Pension and post-retirement expense - U.S. and U.K.	9,591	14,394
Change in long-term obligations	(778)	38
Stock compensation expense	1,609	1,432
Excess tax expense from restricted stock vesting	52	149
Deferred revenue	(1,875)	9,376
Deferred income taxes	624	4,007
Loss on disposition of property	180	213
Change in assets and liabilities:
Restricted cash	—	(9,200)
Accounts receivable	(2,341)	5,830
Inventories	(7,742)	(2,133)
Other assets	389	(144)
Accounts payable and accrued expenses	4,028	(1,718)
Income taxes	269	(3,653)
Accrued pension and postretirement benefits	(4,112)	(9,794)
Net cash provided by operating activities	38,879	26,346
Cash flows from investing activities:
Additions to property, plant and equipment	(14,049)	(22,102)
Acquisition of Leveltek - LaPorte assets	(14,600)	—
Net cash used in investing activities	(28,649)	(22,102)
Cash flows from financing activities:
Dividends paid	(8,214)	(8,240)
Proceeds from exercise of stock options	—	310
Payment for purchase of treasury stock	(251)	(289)
Excess tax expense from restricted stock vesting	(52)	(149)
Payments on long-term obligation	—	(37)
Net cash used in financing activities	(8,517)	(8,405)
Effect of exchange rates on cash	(349)	(466)
Increase (decrease) in cash and cash equivalents:	1,364	(4,627)
Cash and cash equivalents:
Beginning of period	45,871	49,045
End of period	$47,235	$44,418
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$19	$366
Income taxes paid (net of refunds)	$12,189	$(48)
Capital expenditures incurred but not yet paid	$1,269	$2,521
Capital lease obligation incurred	$4,500	$—

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2016 or any interim period.

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

In April 2015, the FASB issued ASU 2015-15, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability.  In August 2015, the FASB clarified ASU 2015-15 to address presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  This amendment allows for the reporting entity to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, including interim periods within that reporting period.  It is effective for fiscal 2017, including interim periods, and is not expected to result in a material impact to the Company’s consolidated financial statements or the related disclosures.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2015	2016
Raw Materials	$27,152	$21,975
Work-in-process	117,601	109,668
Finished Goods	101,731	112,680
Other	1,352	1,303
	$247,836	$245,626

Note 4.Income Taxes

Income tax expense for the three and nine months ended June 30, 2015 and 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended June 30, 2016 was 7.8% compared to 39.1% in the same period of fiscal 2015.  The effective tax rate for the nine months ended June 30, 2016 was 14.0% compared to 34.6% in the same period of fiscal 2015.  The lower effective tax rate for the third quarter and the first nine months of fiscal 2016 is primarily attributable to a research and development tax credit that was recognized in the third quarter of fiscal 2016, which decreased tax expense by approximately $800.

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

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2015 and 2016 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2015	2016	2015	2016	2015	2016	2015	2016
Service cost	$975	$1,020	$84	$58	$2,924	$3,060	$253	$174
Interest cost	2,787	2,549	1,097	1,149	8,010	8,262	3,289	3,447
Expected return	(3,761)	(2,978)	—	—	(10,807)	(9,753)	—	—
Amortizations	1,381	2,320	608	706	4,097	7,086	1,825	2,118
Net periodic benefit cost	$1,382	$2,911	$1,789	$1,913	$4,224	$8,655	$5,367	$5,739

The Company contributed $4,500 to Company-sponsored domestic pension plans, $4,569 to its other post-retirement benefit plans and $651 to the U.K. pension plan for the nine months ended June 30, 2016. The Company presently expects future contributions of $1,500 to its U.S. pension plan, $1,250 to its other post-retirement benefit plan, and $200 to the U.K. pension plan for the remainder of fiscal 2016.

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

As of September 30, 2015 and June 30, 2016, the Company has accrued $749 for post-closure monitoring and maintenance activities, of which $662 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) included in long-term obligations were as follows at June 30, 2016.

2016	$—
2017	73
2018	77
2019	58
2020	49
2021 and thereafter	405
$662

Note 7.Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25,000 and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages.  Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur.  Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract.  The cash received of $50,000 is recognized in income on a straight-

line basis over the 20-year term of the agreement.  If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

In the first nine months of fiscal 2016, the Company received advance payments of $16,069 related to special projects of which $4,818 was recognized as revenue upon shipment, during the three month period ended June 30, 2016. The remaining amount of $11,251 will be recognized as revenue when product ships to the customer.

Note 8.Goodwill and Other Intangible Assets, Net

The Company has goodwill, patents, trademarks, customer relationships and other intangibles.  As the patents and customer relationships have a definite life, they are amortized over lives ranging from two to sixteen years.  The company reviews patents and customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the discounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed using a two-step approach.  The first step is the estimation of the fair value of the relevant reporting unit, which is compared to its carrying value.  No impairment was recognized in the period ended June 30, 2016 because the fair value of the Company’s reporting unit accounting for the Company’s goodwill (as described below) exceeded its carrying value.

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

The following represents the changes in the carrying value of goodwill for the nine month period ended June 30, 2016:

Goodwill at September 30, 2015	$4,789
Adjustments	—
Goodwill at June 30, 2016	$4,789

Amortization of customer relationships, patents, non-competes and other intangibles was $144 and $124 for the three-month periods ended June 30, 2015 and 2016, respectively, and $385 and $375 for the nine-month periods ended June 30, 2015 and 2016, respectively.

The following represents a summary of intangible assets at September 30, 2015 and June 30, 2016:

	Gross	Accumulated	Carrying
September 30, 2015	Amount	Amortization	Amount
Patents	$4,030	$(3,091)	$939
Trademarks	3,800	—	3,800
Customer relationships	2,100	(119)	1,981
Other	330	(276)	54
	$10,260	$(3,486)	$6,774

	Gross	Accumulated	Carrying
June 30, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,300)	$730
Trademarks	3,800	—	3,800
Customer relationships	2,100	(236)	1,864
Other	330	(325)	5
	$10,260	$(3,861)	$6,399

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2016	115
2017	431
2018	427
2019	245
2020	140
Thereafter	1,241

Note 9.Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (losses) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2015	2016	2015	2016
Numerator: Basic and Diluted
Net income	$6,602	$2,792	$24,702	$1,858
Dividends paid	(2,738)	(2,748)	(8,214)	(8,240)
Undistributed income (loss)	3,864	44	16,488	(6,382)
Percentage allocated to common shares	99.1%	99.0%	99.1%	99.0%
Undistributed income (loss) allocated to common shares	3,829	44	16,339	(6,321)
Dividends paid on common shares outstanding	2,713	2,721	8,140	8,160
Net income available to common shares	6,542	2,765	24,479	1,839
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,333,550	12,370,039	12,330,994	12,358,609
Adjustment for dilutive potential common shares	13,244	2,278	12,678	4,761
Weighted average shares outstanding - Diluted	12,346,794	12,372,317	12,343,672	12,363,370

Basic net income per share	$0.53	$0.22	$1.99	$0.15
Diluted net income per share	$0.53	$0.22	$1.98	$0.15

Number of stock option shares excluded as their effect would be anti-dilutive	290,255	383,202	290,255	380,302
Number of restricted stock shares excluded as their effect would be anti-dilutive	112,450	121,010	112,550	121,243

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,333,550	12,370,039	12,330,994	12,358,609
Unvested participating shares	112,450	121,010	112,550	121,243
	12,446,000	12,491,049	12,443,544	12,479,852

Note 10.  Stock-Based Compensation

Restricted Stock Plan

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance. Grants of restricted stock are grants of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.  After November 24, 2015, the Company is no longer granting awards from this plan.

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

On November 24, 2015, the Company granted 54,210 shares of restricted stock to certain key employees and non-employee directors. The time-based shares of restricted stock granted to employees will vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The performance-based shares will vest in equal installments on the first, second and third anniversaries of their grant date provided that (a) the recipient is still an employee of the Company on such date and (b) the Company has met annual net income performance goals set by the Company’s Compensation Committee, provided that, if the Company has exceeded a total net income performance goal for the three year period, restricted shares that did not vest due to the Company’s failure to meet the annual net income performance goals will vest at the end of such three year period.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants was $37.75 per share, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan for the nine months ended June 30, 2016:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2015	111,450	$49.07
Granted	54,210	$37.75
Forfeited / Canceled	(11,400)	$48.05
Vested	(33,250)	$47.56
Unvested at June 30, 2016	121,010	$44.51
Expected to vest	94,660	$43.12

Compensation expense related to restricted stock for the three months ended June 30, 2015 and 2016 was $442 and $411, respectively and for the nine months ended June 30, 2015 and 2016 was $1,211 and $1,045, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2016 was $2,006, to be recognized over a weighted average period of 0.73 years. During the first quarter of fiscal 2016, the Company repurchased 7,661 shares of stock from employees at an average purchase price of $37.72 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Stock Option Plans

The Company has two stock option plans that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,500,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock. Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.  After November 24, 2015, the Company is no longer granting awards from these plans.

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

On November 24, 2015, the Company granted 79,800 options at an exercise price of $37.75, the fair market value of the Company’s common stock the day of the grant. During the first nine months of fiscal 2016, 10,000 options were exercised.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2015 and 2016 was $136 and $127, respectively and for the nine months ended June 30, 2015 and 2016 was $398 and $387, respectively. The remaining unrecognized compensation expense at June 30, 2016 was $891 to be recognized over a weighted average vesting period of 1.34 years.

The following tables summarize the activity under the stock option plans for the nine months ended June 30, 2016 and provide information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2015	358,601		$50.37
Granted	79,800		$37.75
Exercised	(10,000)		$31.00
Canceled	—		$—
Outstanding at June 30, 2016	428,401	$172	$48.47	5.73	yrs.
Vested or expected to vest	399,336	$172	$48.70	5.59	yrs.
Exercisable at June 30, 2016	279,453	$172	$51.64	4.07	yrs.

		Remaining	Outstanding	Exercisable
	Exercise Price	Contractual	Number of	Number of
Grant Date	Per Share	Life in Years	Shares	Shares
March 30, 2007	72.93	0.75	45,500	45,500
March 31, 2008	54.00	1.75	55,500	55,500
October 1, 2008	46.83	2.25	20,000	20,000
March 31, 2009	17.82	2.75	12,084	12,084
January 8, 2010	34.00	3.50	12,400	12,400
November 24, 2010	40.26	4.42	19,667	19,667
November 25, 2011	55.88	5.42	19,700	19,700
November 20, 2012	47.96	6.42	35,600	35,600
December 10, 2012	48.39	6.42	1,800	1,800
November 26, 2013	52.78	7.42	45,250	30,168
November 25, 2014	46.72	8.42	81,100	27,034
November 24, 2015	37.75	9.42	79,800	—
			428,401	279,453

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

Note 11.  Dividend

In the third quarter of fiscal 2016, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 15, 2016 to stockholders of record at the close of business on June 1, 2016.  The dividend cash pay-out was $2,748 for the quarter based on the number of shares outstanding.

On August 4, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2016 to stockholders of record at the close of business on September 1, 2016.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $49,045 and $44,418 as of September 30, 2015 and June 30, 2016, respectively, are considered Level 1.

Note 13.  Changes in Accumulated Other Comprehensive Income (Loss) by Component

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income and other comprehensive income (loss) items, including pension and foreign currency translation adjustments, primarily caused by the strengthening of the US dollar against the British pound sterling, net of tax when applicable.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of March 31, 2015	$(41,058)	$(19,235)	$(4,273)	$(64,566)
Other comprehensive income before reclassifications	—	—	3,381	3,381
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	1,182	608	—	1,790
Tax benefit	(513)	(224)	—	(737)
Net current-period other comprehensive income	871	384	3,381	4,636
Accumulated other comprehensive loss as of June 30, 2015	$(40,187)	$(18,851)	$(892)	$(59,930)

	Three Months Ended June 30, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of March 31, 2016	$(59,926)	$(20,880)	$(5,361)	$(86,167)
Other comprehensive loss before reclassifications	—	—	(3,745)	(3,745)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,218	707	—	2,925
Tax benefit	(891)	(260)	—	(1,151)
Net current-period other comprehensive income (loss)	1,529	447	(3,745)	(1,769)
Accumulated other comprehensive loss as of June 30, 2016	$(58,397)	$(20,433)	$(9,106)	$(87,936)

	Nine Months Ended June 30, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive loss before reclassifications	—	—	(1,864)	(1,864)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	606	—	—	606
Actuarial losses (a)	3,545	1,825	—	5,370
Tax benefit	(1,538)	(676)	—	(2,214)
Net current-period other comprehensive income (loss)	2,613	1,149	(1,864)	1,898
Accumulated other comprehensive loss as of June 30, 2015	$(40,187)	$(18,851)	$(892)	$(59,930)

	Nine Months Ended June 30, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive loss before reclassifications	—	—	(5,911)	(5,911)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	606	—	—	606
Actuarial losses (a)	6,653	2,119	—	8,772
Tax benefit	(2,671)	(779)	—	(3,450)
Net current-period other comprehensive income (loss)	4,588	1,340	(5,911)	17
Accumulated other comprehensive loss as of June 30, 2016	$(58,397)	$(20,433)	$(9,106)	$(87,936)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

As of June 30, 2016, future minimum lease rental payments during each fiscal year applicable to the capital lease were as follows.

2016 (remainder of fiscal year)	$89
2017	534
2018	538
2019	545
2020	550
Thereafter	8,100
Total minimum capital lease payments	10,356
Less amounts representing interest	(6,012)
Present value of net minimum capital lease payments	4,344
Less current obligation	(431)
Total long term capital lease obligation	$3,913

The capital lease obligation is included in long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	June 30,
	2015	2016
Future capital lease rental payments	$4,380	$4,344
Environmental post-closure monitoring and maintenance activities	749	749
Less amounts due within one year	(555)	(518)
Long-term obligations (less current portion)	$4,574	$4,575

Note 16.  Restricted Cash

In the first nine months of fiscal 2016, the Company received advance payments of $16,069 related to special projects. Of this amount, the Company is restricted from having access to $9,200 until such time as the Company delivers product to the customer. As the Company begins to fulfill the order, the restricted cash will become unrestricted on a pro-rata basis based upon the percentage fulfillment of the order.  In July 2016, $2,481 of cash that was restricted as of June 30, 2016, became unrestricted as a result of June shipments.

Note 17.  Expansion of LaPorte, Indiana Operations

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

Costs associated with the project are estimated to consist of approximately $1,800  to $2,500 relating to equipment relocation and approximately $500 to $1,100 in other costs, including one-time termination benefits, relocation expenses and lease termination costs, for a total of approximately $2,300 to $3,600 in total costs relating to the move.  Approximately $340 of these costs were expensed in the third quarter of fiscal 2016, and the remainder will be recorded as incurred over the project period.

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

Dividends Paid and Declared

In the third quarter of fiscal 2016, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on June 15, 2016 to stockholders of record at the close of business on June 1, 2016.  The dividend cash pay-out in the third quarter was approximately $2.7 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On August 4, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2016 to stockholders of record at the close of business on September 1, 2016.

Capital Spending

The Company has made progress on the capital projects to increase sheet manufacturing capacity in the Kokomo operations in order to help keep pace with anticipated growth in the aerospace market. In order to respond to expected continued demand, total planned  capital expenditures of $30.0 million in fiscal 2016 include investments in the heat treating and cold rolling areas, where the

Company is currently constrained, of approximately $16.6 million and the manufacturing phase of the Company’s IT systems upgrade of approximately $1.7 million.  The remaining $11.7 million of planned spending throughout the Company’s manufacturing facilities is considered a maintenance level of spending. Capital investment in the first nine months of fiscal 2016 was $22.1 million

Volumes, Competition and Pricing

In the third quarter of fiscal 2016, the Company benefitted from increased volumes of project-oriented specialty application business utilizing proprietary alloys as compared to the lower levels in the first and second quarters.  These projects are included in results for the Company’s chemical processing market, where the average selling price per pound increased sequentially from $20.20 per pound in the second quarter of fiscal 2016 to $27.48 per pound in the third quarter.  Volumes of these specialty application projects are expected to continue at a similar level in the fourth quarter as well.  These specialty projects provide an offset to lower base-volume levels in certain of the Company’s markets with global macro-economic headwinds in the industrial sector.  The Company has experienced increased competition in certain markets as producers are dealing with lower utilization rates.  Management expects base-volumes and prices to continue to be challenged in the fourth quarter due to, among other factors, lowered demand, the continued strong dollar and uncertainties in the global macro-economic and political environment.

The market price of nickel moderately increased over the third quarter of fiscal 2016 after being relatively stable over the second quarter of fiscal 2016.  However, the significant decline in market price over fiscal 2015 and the first quarter of fiscal 2016 continues to have an unfavorable impact on the Company’s financial results.  Falling nickel prices create compression on gross margins due to pressure on selling prices, combined with higher cost of sales, as the Company ships higher-cost inventory acquired in prior periods with higher nickel prices.  Compression was significant in the third quarter of fiscal 2016, but is expected to decrease in the fourth quarter.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation method normally results in higher costs of sales as compared to the last-in, first-out method.

Set forth below are selected data relating to the Company’s net revenues, gross profit, backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange and a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. The data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

Net Revenue and Gross Profit Margin Performance:

			Comparison by Quarter of Gross Profit Margin and
			Gross Profit Margin Percentage for Fiscal 2015 and 2016
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2014	2015	2015	2015	2015	2016	2016
Net Revenues	$110,676	$138,688	$121,270	$117,001	$95,070	$102,511	$101,255
Gross Profit Margin	$20,271	$27,837	$24,151	$21,405	$12,088	$8,905	$13,265
Gross Profit Margin %	18.3%	20.1%	19.9%	18.3%	12.7%	8.7%	13.1%

During the third quarter of fiscal 2016, gross profit margin and gross profit margin percentage improved sequentially.    Gross profit margin percentage was 13.1% in the third quarter of fiscal 2016 compared to 8.7% in the second quarter of fiscal 2016.  The increased levels of specialty application projects utilizing proprietary alloys contributed to this improvement.  However, the price of nickel as well as the strong U.S. dollar and higher levels of competition continue to unfavorably impact margins.

Backlog

			Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2015	2015	2015	2015	2016	2016
Backlog(1)
Dollars (in thousands)	$215,529	$220,406	$192,894	$185,784	$204,713	$193,538	$187,215
Pounds (in thousands)	8,032	7,335	6,492	6,598	6,445	6,248	6,281
Average selling price per pound	$26.83	$30.05	$29.71	$28.16	$31.76	$30.98	$29.81
Average nickel price per pound
London Metals Exchange(2)	$7.22	$6.23	$5.80	$4.49	$3.94	$3.95	$4.04

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

Backlog was $187.2 million at June 30, 2016, a decrease of approximately $6.3 million, or 3.3%, from $193.5 million at March 31, 2016. The backlog dollars decreased during the third quarter of fiscal 2016 due to a 3.8% decrease in the average selling price per pound partially offset by a 0.5% increase in pounds.  The decrease in average selling price per pound reflects a change in product mix in the backlog.

Quarterly Market Information

			Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2015	2015	2015	2015	2016	2016
Net revenues (in thousands)
Aerospace	$43,255	$60,320	$56,484	$55,003	$47,535	$52,342	$47,039
Chemical processing	30,753	35,575	24,159	21,112	16,200	13,108	20,469
Land-based gas turbines	17,533	19,858	17,616	19,449	16,997	18,960	16,117
Other markets	14,100	16,566	14,496	14,632	9,474	12,304	10,789
Total product revenue	105,641	132,319	112,755	110,196	90,206	96,714	94,414
Other revenue	5,035	6,369	8,515	6,805	4,864	5,797	6,841
Net revenues	$110,676	$138,688	$121,270	$117,001	$95,070	$102,511	$101,255

Shipments by markets (in thousands of pounds)
Aerospace	1,809	2,687	2,439	2,308	2,064	2,314	2,042
Chemical processing	1,182	1,351	852	913	714	649	745
Land-based gas turbines	1,084	1,218	1,028	1,327	1,300	1,365	1,227
Other markets	447	680	466	470	308	431	365
Total shipments	4,522	5,936	4,785	5,018	4,386	4,759	4,379

Average selling price per pound
Aerospace	$23.91	$22.45	$23.16	$23.83	$23.03	$22.62	$23.04
Chemical processing	26.02	26.33	28.36	23.12	22.69	20.20	27.48
Land-based gas turbines	16.17	16.30	17.14	14.66	13.07	13.89	13.14
Other markets	31.54	24.36	31.11	31.13	30.76	28.55	29.56
Total product (product only; excluding other revenue)	23.36	22.29	23.56	21.96	20.57	20.32	21.56
Total average selling price (including other revenue)	24.48	23.36	25.34	23.32	21.68	21.54	23.12

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2016

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2015		2016		Amount	%
Net revenues	$121,270	100.0%	$101,255	100.0%	$(20,015)	(16.5)%
Cost of sales	97,119	80.1%	87,990	86.9%	(9,129)	(9.4)%
Gross profit	24,151	19.9%	13,265	13.1%	(10,886)	(45.1)%
Selling, general and administrative expense	12,412	10.2%	9,211	9.1%	(3,201)	(25.8)%
Research and technical expense	878	0.7%	916	0.9%	38	4.3%
Operating income	10,861	9.0%	3,138	3.1%	(7,723)	(71.1)%
Interest income	(21)	(0.0)%	(29)	(0.0)%	(8)	38.1%
Interest expense	36	0.0%	138	0.1%	102	283.3%
Income before income taxes	10,846	8.9%	3,029	3.0%	(7,817)	(72.1)%
Provision for income taxes	4,244	3.5%	237	0.2%	(4,007)	(94.4)%
Net income	$6,602	5.4%	$2,792	2.8%	$(3,810)	(57.7)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2015	2016	Amount	%
Net revenues (in thousands)
Aerospace	$56,484	$47,039	$(9,445)	(16.7)%
Chemical processing	24,159	20,469	(3,690)	(15.3)%
Land-based gas turbines	17,616	16,117	(1,499)	(8.5)%
Other markets	14,496	10,789	(3,707)	(25.6)%
Total product revenue	112,755	94,414	(18,341)	(16.3)%
Other revenue	8,515	6,841	(1,674)	(19.7)%
Net revenues	$121,270	$101,255	$(20,015)	(16.5)%

Pounds by market (in thousands)
Aerospace	2,439	2,042	(397)	(16.3)%
Chemical processing	852	745	(107)	(12.6)%
Land-based gas turbines	1,028	1,227	199	19.4%
Other markets	466	365	(101)	(21.7)%
Total shipments	4,785	4,379	(406)	(8.5)%

Average selling price per pound
Aerospace	$23.16	$23.04	$(0.12)	(0.5)%
Chemical processing	28.36	27.48	(0.88)	(3.1)%
Land-based gas turbines	17.14	13.14	(4.00)	(23.3)%
Other markets	31.11	29.56	(1.55)	(5.0)%
Total product (excluding other revenue)	23.56	21.56	(2.00)	(8.5)%
Total average selling price (including other revenue)	$25.34	$23.12	$(2.22)	(8.8)%

Net Revenues.  Net revenues were $101.3 million in the third quarter of fiscal 2016, a decrease of 16.5% from $121.3 million in the same period of fiscal 2015.   Volume was 4.4 million pounds in the third quarter of fiscal 2016, a decrease of 8.5% from 4.8 million pounds in the same period of fiscal 2015.  The decrease in volume is due to the lower level of overall activity and the impact of global economic concerns.  While specialty application project volumes in certain markets improved in the third quarter compared sequentially to the first and second quarters of fiscal 2016, the project orders shipped in the third quarter of fiscal 2016 as compared to the same period in fiscal 2015 decreased. The product-sales average selling price was $21.56 per pound in the third quarter of fiscal 2016, a decrease of 8.5% from $23.56 per pound in the same period of fiscal 2015.  The average selling price decreased as a result of lower raw material market prices, which represented approximately $1.11 per pound of the decrease, and increased pricing competition, which represented approximately $1.27 of the decrease, partially offset by a $0.38 per pound increase due to changes in product mix.

Sales to the aerospace market were $47.0 million in the third quarter of fiscal 2016, a decrease of 16.7% from $56.5 million in the same period of fiscal 2015, due to a 16.3% decrease in volume combined with a 0.5% decrease in average selling price per pound.  The decrease in volume reflects supply chain adjustments as the transition to new generation engines progresses. The average selling price per pound decrease reflects a change in market prices of raw material, which represented $1.29 of the decrease, and increased pricing competition, which represented $0.95 of the decrease, partially offset by a change to a higher-value product mix, which increased average selling price per pound by approximately $2.12.  The increase in the average selling price per pound due to a higher-value product mix appears to be partially driven by new generation jet engine production beginning to gain traction with higher-valued alloys that improve the Company’s product mix in this market.

Sales to the chemical processing market were $20.5 million in the third quarter of fiscal 2016, a decrease of 15.3% from $24.2 million in the same period of fiscal 2015, due to a 12.6% decrease in volume combined with a 3.1% decrease in average selling price per pound.  Volumes decreased due to a lower level of overall activity in the chemical processing market.  While increased levels of project orders shipped in the third quarter compared sequentially to the first and second quarters of fiscal 2016, lower levels of project orders shipped in the third quarter of fiscal 2016 compared to the same quarter of fiscal 2015.  The average selling price per pound decrease reflects increased pricing competition, which represented approximately $3.73 of the decrease, and a change in market prices of raw materials, which represented approximately $1.11 of the decrease, partially offset by a higher-value product mix, which increased average selling price per pound by approximately $3.96 due to a higher percentage of proprietary alloys sold in the third quarter of fiscal 2016.

Sales to the land-based gas turbine market were $16.1 million in the third quarter of fiscal 2016, a decrease of 8.5% from $17.6 million for the same period of fiscal 2015, due to a decrease of 23.3% in average selling price per pound partially offset by an increase of 19.4% in volume.  Volumes increased due to a higher level of ingot orders shipped in the third quarter of fiscal 2016 compared to the same period of fiscal 2015.  The decrease in average selling price primarily reflects a lower-value mix of product form (i.e. ingots), which represented approximately $2.75 of the decrease, a change in market prices of raw materials, which represented approximately $0.84 of the decrease, and increased pricing competition, which represented approximately $0.41 of the decrease.

Sales to other markets were $10.8 million in the third quarter of fiscal 2016, a decrease of 25.6% from $14.5 million in the same period of fiscal 2015, due to a 21.7% decrease in volume, combined with a 5.0% decrease in average selling price per pound.  The decrease in volume was primarily due to a lower amount of project business shipped in the third quarter of fiscal 2016, which highlights the sporadic nature of these projects.   The decrease in average selling price reflects lower raw material market prices, which represented approximately $1.01 of the decrease, and increased pricing competition, which represented approximately $0.97 of the decrease, partially offset by a change to a higher-value product mix, which increased average selling price per pound by approximately $0.43.

Other Revenue.  Other revenue was $6.8 million in the third quarter of fiscal 2016, a decrease of 19.7% from $8.5 million in the same period of fiscal 2015. The decrease is due primarily to a decline in conversion sales due to the slower economic environment.

Cost of Sales. Cost of sales was $88.0 million, or 86.9% of net revenues, in the third quarter of fiscal 2016 compared to $97.1 million, or 80.1% of net revenues, in the same period of fiscal 2015. Cost of sales in the third quarter of fiscal 2016 decreased by $9.1 million as compared to the same period of fiscal 2015 primarily due to lower volumes and lower raw material costs.

Gross Profit.  As a result of the above factors, gross profit was $13.3 million for the third quarter of fiscal 2016, a decrease of $10.9 million from the same period of fiscal 2015. Gross margin as a percentage of net revenue decreased to 13.1% in the third quarter of fiscal 2016 as compared to 19.9% in the same period of fiscal 2015. The decrease is primarily attributable to a less profitable mix of products sold in fiscal 2016 related to the lower specialty application projects and falling nickel prices.   Falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sells the higher-cost inventory melted in a prior period with higher nickel prices.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $9.2 million for the third quarter of fiscal 2016, a decrease of $3.2 million from the same period of fiscal 2015.  This decrease is primarily attributable to foreign exchange gains of $0.9 million realized in the third quarter of fiscal 2016 compared to $1.3 million of foreign exchange losses realized in the third quarter of fiscal 2015, combined with a $0.7 million reduction from reduced management incentive compensation.  Selling, general and administrative expense as a percentage of net revenues decreased to 9.1% for the third quarter of fiscal 2016 compared to 10.2% for the same period of fiscal 2015.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.9% of revenue, for the third quarter of fiscal 2016, compared to $0.9 million, or 0.7% of revenue, in the same period of fiscal 2015.

Operating Income.  As a result of the above factors, operating income in the third quarter of fiscal 2016 was $3.1 million compared to operating income of $10.9 million in the same period of fiscal 2015.

Income Taxes.  Income tax expense was $0.2 million in the third quarter of fiscal 2016, a decrease of $4.0 million from an expense of $4.2 million in the third quarter of fiscal 2015. The effective tax rate for the third quarter of fiscal 2016 was 7.8%, compared to 39.1% in the same period of fiscal 2015.  The lower effective tax rate this quarter was primarily attributable to the recognition of a research and development tax credit that had a $0.8 million benefit to income tax expense in the quarter

Net Income.  As a result of the above factors, net income in the third quarter of fiscal 2016 was $2.8 million, a decrease of $3.8 million from net income of $6.6 million in the same period of fiscal 2015.

Results of Operations for the Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2016

	Nine Months Ended June 30,				Change
	2015		2016		Amount	%
Net revenues	$370,634	100.0%	$298,836	100.0%	$(71,798)	(19.4)%
Cost of sales	298,375	80.5%	264,578	88.5%	(33,797)	(11.3)%
Gross profit	72,259	19.5%	34,258	11.5%	(38,001)	(52.6)%
Selling, general and administrative expense	31,767	8.6%	29,011	9.7%	(2,756)	(8.7)%
Research and technical expense	2,691	0.7%	2,744	0.9%	53	2.0%
Operating income	37,801	10.2%	2,503	0.8%	(35,298)	(93.4)%
Interest income	(64)	(0.0)%	(74)	(0.0)%	(10)	15.6%
Interest expense	68	0.0%	415	0.1%	347	510.3%
Income before income taxes	37,797	10.2%	2,162	0.7%	(35,635)	(94.3)%
Provision for income taxes	13,095	3.5%	304	0.1%	(12,791)	(97.7)%
Net income	$24,702	6.7%	$1,858	0.6%	$(22,844)	(92.5)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
	2015	2016	Amount	%
Net revenues (dollars in thousands)
Aerospace	$160,059	$146,916	$(13,143)	(8.2)%
Chemical processing	90,487	49,777	(40,710)	(45.0)%
Land-based gas turbines	55,007	52,074	(2,933)	(5.3)%
Other markets	45,162	32,567	(12,595)	(27.9)%
Total product revenue	350,715	281,334	(69,381)	(19.8)%
Other revenue	19,919	17,502	(2,417)	(12.1)%
Net revenues	$370,634	$298,836	$(71,798)	(19.4)%
Pounds by market (in thousands)
Aerospace	6,935	6,420	(515)	(7.4)%
Chemical processing	3,385	2,108	(1,277)	(37.7)%
Land-based gas turbines	3,330	3,892	562	16.9%
Other markets	1,593	1,104	(489)	(30.7)%
Total shipments	15,243	13,524	(1,719)	(11.3)%
Average selling price per pound
Aerospace	$23.08	$22.88	$(0.20)	(0.8)%
Chemical processing	26.73	23.61	(3.12)	(11.7)%
Land-based gas turbines	16.52	13.38	(3.14)	(19.0)%
Other markets	28.35	29.50	1.15	4.1%
Total product (excluding other revenue)	23.01	20.80	(2.21)	(9.6)%
Total average selling price (including other revenue)	$24.32	$22.10	$(2.22)	(9.1)%

Net Revenues.  Net revenues were $298.8 million in the first nine months of fiscal 2016, a decrease of 19.4% from $370.6 million in the same period of fiscal 2015. Volume was 13.5 million pounds in the first nine months of fiscal 2016, a decrease of 11.3% from 15.2 million pounds in the same period of fiscal 2015.  The decrease in volume is due to the lower level of project orders in chemical processing and other markets as well as adjustments in the inventory in the aerospace supply chain in the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.  The product-sales average selling price was $20.80 per pound in the first nine months of fiscal 2016, a decrease of 9.6% from $23.01 per pound in the same period of fiscal 2015.  The average selling price decreased as a result of lower raw material market prices, which represented approximately $1.65 per pound of the decrease, and increased pricing competition, which represented approximately $0.59 per pound of the decrease, partially offset by a change in product mix, which increased average selling price per pound by approximately $0.03.

Sales to the aerospace market were $146.9 million in the first nine months of fiscal 2016, a decrease of 8.2% from $160.1 million in the same period of fiscal 2015, due to a 7.4% decrease in volume combined with a 0.8% decrease in average selling price per pound.  The decrease in volume appears to reflect adjustments in the supply chain.  The average selling price per pound decrease reflects a change in market prices of raw material, which represented $1.71 of the decrease, and increased pricing competition, which represented $0.22 of the decrease, partially offset by a change to a higher-value product mix, which increased average selling price per pound by approximately $1.73.  The increase in the average selling price per pound due to a higher-value product mix, appears to be partially driven by new generation jet engine production beginning to gain traction with higher-valued alloys that improve the Company’s product mix in this market.

Sales to the chemical processing market were $49.8 million in the first nine months of fiscal 2016, a decrease of 45.0% from $90.5 million in the same period of fiscal 2015, due to a 37.7% decrease in volume combined with an 11.7% decrease in average selling price per pound.  Volumes decreased due to a lower level of both base business and project orders shipped compared to the first nine months of fiscal 2015.  The lower level of project orders shipped in the first nine months of fiscal 2016 compared to the same period in fiscal 2015 highlights the sporadic nature of these projects.  The average selling price per pound decrease reflects increased pricing competition, which represented approximately $2.37 of the decrease, and a change in market prices of raw materials, which represented approximately $1.54 of the decrease, partially offset by a higher-value product mix, which increased average selling price per pound by approximately $0.79 due to a higher amount of proprietary alloys sold in the first nine months of fiscal 2016.

Sales to the land-based gas turbine market were $52.1 million in the first nine months of fiscal 2016, a decrease of 5.3% from $55.0 million for the same period of fiscal 2015, due to a decrease of 19.0% in average selling price per pound partially offset by an increase of 16.9% in volume.  Volumes increased due to a higher level of ingot and plate orders shipped in the first nine months of fiscal 2016 compared to the same period of fiscal 2015.  The decrease in average selling price primarily reflects a change to a lower-value product mix, which represented approximately $1.21 of the decrease, lower market raw material prices, which represented approximately $1.60 of the decrease, and increased pricing competition, which represented approximately $0.33 of the decrease.

Sales to other markets were $32.6 million in the first nine months of fiscal 2016, a decrease of 27.9% from $45.2 million in the same period of fiscal 2015, due to a 30.7% decrease in volume partially offset by an increase of 4.1% in average selling price per pound.  The decrease in volume was primarily due to a lower amount of project business shipped in the first nine months of fiscal 2016.   The increase in average selling price reflects a higher-value product mix, which represented approximately $3.11 of the increase, partially offset by increased competition, which decreased average selling price per pound by approximately $0.26, and lower raw material market prices, which decreased average selling price per pound by approximately $1.70.

Other Revenue.  Other revenue was $17.5 million in the first nine months of fiscal 2016, a decrease of 12.1% from $19.9 million in the same period of fiscal 2015. The decrease is due primarily to a decline in conversion sales combined with adjustments to sales reserves.

Cost of Sales. Cost of sales was $264.6 million, or 88.5% of net revenues, in the first nine months of fiscal 2016 compared to $298.4 million, or 80.5% of net revenues, in the same period of fiscal 2015. Cost of sales in the first nine months of fiscal 2016 decreased by $33.8 million as compared to the same period of fiscal 2015 primarily due to lower volumes and raw material costs.

Gross Profit.  As a result of the above factors, gross profit was $34.3 million for the first nine months of fiscal 2016, a decrease of $38.0 million from the same period of fiscal 2015. Gross margin as a percentage of net revenue decreased to 11.5% in the first nine months of fiscal 2016 as compared to 19.5% in the same period of fiscal 2015. The decrease is primarily attributable to a less profitable mix of products sold in fiscal 2016 related to the lower specialty application projects and falling nickel prices.   Falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sells the higher-cost inventory melted in a prior period with higher nickel prices.  In addition, the falling nickel prices combined with compressing gross margins necessitated inventory valuation adjustments to adjust inventory to lower net realizable values.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $29.0 million for the first nine months of fiscal 2016, a decrease of $2.8 million from the same period of fiscal 2015. The decrease in expense was primarily driven by changes in foreign exchange combined with lower management incentive compensation expense in fiscal 2016.  Selling, general and administrative expense as a percentage of net revenues increased to 9.7% for the first nine months of fiscal 2016 compared to 8.6% for the same period of fiscal 2015 primarily due to lower revenues.

Research and Technical Expense.  Research and technical expense was $2.7 million, or 0.9% of revenue, for the first nine months of fiscal 2016, compared to $2.7 million, or 0.7% of revenue, in the same period of fiscal 2015.

Operating Income.  As a result of the above factors, operating income in the first nine months of fiscal 2016 was $2.5 million compared to operating income of $37.8 million in the same period of fiscal 2015.

Income Taxes.  Income tax expense was $0.3 million in the first nine months fiscal 2016, a decrease of $12.8 million from an expense of $13.1 million the same period of fiscal 2015.  The effective tax rate for the first nine months of fiscal 2016 was 14.1%, compared to 34.6% in the same period of fiscal 2015.  The lower effective tax rate this year was primarily attributable to the recognition of a research and development tax credit that had a $0.8 million benefit to income tax expense in the third quarter.

Net Income.  As a result of the above factors, net income for the first nine months of fiscal 2016 was $1.9 million, a decrease of $22.8 million from net income of $24.7 million in the same period of fiscal 2015.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $269.7 million at June 30, 2016, a decrease of $7.8 million or 2.9% from $277.5 million at September 30, 2015. This decrease resulted primarily from accounts receivable decreasing $8.3 million, partially offset by accrued expenses decreasing $4.3 million during the first nine months of fiscal 2016.  Inventory decreased by $2.2 million due to lower business volumes and lower costs of inventory driven by falling commodity prices partially offset by longer production cycle times associated with the Company’s aerospace market business.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2016, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At June 30, 2016, the Company had cash and cash equivalents of $44.4 million (excluding restricted cash of $9.2 million) compared to $49.0 million at September 30, 2015. As of June 30, 2016, the Company had cash and cash equivalents of $13.9 million that was held by foreign subsidiaries in various currencies.

For the first nine months of fiscal 2016, net cash provided by operating activities was $26.3 million compared to net cash provided by operations of $38.9 million in the first nine months of fiscal 2015.  Net income of $1.9 million in the first nine months of fiscal 2016 compared to net income $24.7 million in the same period of fiscal 2015 was the primary driver for the change in addition to higher pension and post-retirement payments in the first nine months of fiscal 2016 of $9.8 million compared to $4.1 million over the same period of fiscal 2015.  Partially offsetting these items was cash generated from lower controllable working capital of $2.0 million in the first nine months of fiscal 2016 compared to cash used from higher controllable working capital of $6.1 million over the same period of fiscal 2015, and income taxes payments of $0 million in the first nine months of fiscal 2016 compared to income tax payments of $12.2 million in the first nine-months of fiscal 2015.  Net cash used in investing activities was $22.1 million in the first nine months of fiscal 2016 compared to $28.7 million in the same period of fiscal 2015.  The reduction in cash used in investing activities is primarily due to the Company’s acquisition of Leveltek – LaPorte assets of $14.6 million in the first nine months of 2015, partially offset by higher additions to property, plant and equipment of $8.1 million in the first nine months of fiscal 2016 compared to the same period of 2015 as a result of the Company’s investments in sheet manufacturing capacity.   Net cash used in financing activities in the first nine months of fiscal 2016 of $8.4 million included $8.2 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock granted to officers and other employees.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2016 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At June 30, 2016, the Company had cash of $44.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2016, the U.S. revolving credit facility had an outstanding balance of zero. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.20% per annum (0.25% prior to the July 7, 2016 amendment) on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount (12.5% prior to the July 7, 2016 amendment). The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of June 30, 2016, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET’) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first nine months of fiscal 2016 was $22.1 million, and the forecast for capital spending in fiscal 2016 is $30.0 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2016:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$12	$12	$—	$—	$—
Operating lease obligations	7,670	3,045	3,716	907	2
Capital lease obligations	10,630	700	1,143	1,104	7,683
Raw material contracts (primarily nickel)	20,928	20,928	—	—	—
Capital projects and other commitments	19,382	19,382	—	—	—
Pension plan(2)	113,192	8,333	13,420	19,556	71,883
Non-qualified pension plans	786	95	190	190	311
Other postretirement benefits(3)	49,870	4,870	10,000	10,000	25,000
Environmental post-closure monitoring	749	79	143	156	371
Total	$223,219	$57,444	$28,612	$31,913	$105,250

(1)

As of June 30, 2016, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees. On July 7, 2016 the Company entered into an amendment to the credit facility to, among other things, extend the term through July 7, 2021.

(2)

The Company has a funding obligation to contribute $113,192 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2016. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2015.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2016, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Effective May 1, 2016 the Company implemented Microsoft Dynamics AX ERP information technology solution for the Kokomo manufacturing and cost accounting functions. The implementation of these ERP modules resulted in material changes to the Company’s internal controls over financial reporting (as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting were made as appropriate. Evaluation of the operating effectiveness of these internal controls is ongoing and will be completed by the end of fiscal 2016. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

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
Date: August 4, 2016

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 4, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Amendment No. 2 to Third Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2016).
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.