Form 10-K
period 2016-09-30
HAYNES INTERNATIONAL INC
filed 2016-11-17
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $396,819,532 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

12,491,149 shares of Haynes International, Inc. common stock were outstanding as of November 17, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2017 have been incorporated by reference into Part III of this report.

This Annual Report on Form 10‑K contains statements that constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10‑K are forward‑looking. In many cases, you can identify forward‑looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward‑looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2017 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10‑K. Actual results may differ materially from those in the forward‑looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Part I

Item 1.  Business

Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high‑performance nickel‑ and cobalt‑based alloys in flat product form such as sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high‑performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high‑temperature resistant alloys, or HTA products, and corrosion‑resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high‑performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 62% of net product revenues in fiscal 2016. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company‑operated. During fiscal 2016, the Company closed its sales office in India and converted to an agency arrangement for sales into India. In fiscal 2016, approximately 79% of the Company’s net revenue was generated by its direct sales organization, and the remaining 21% was generated by a network of independent distributors and sales agents that supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

The address of the Company’s website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company’s website date back to February 3, 2011. For all filings made prior to that date, the Company’s website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10‑K. For a statement of the Company’s profits and losses and total assets, please see the financial statements of the Company included in Item 8 of this Annual Report on Form 10‑K.

Business Strategy

The Company’s goal is to grow its business by increasing revenues, profitability and cash flow while continuing to be its customers’ provider of choice for high‑performance alloys. The Company pursues this goal by analyzing capital allocation alternatives while simultaneously taking advantage of its expert technical abilities in delivering innovative products and applications combined with its niche manufacturing and value-added service capabilities to penetrate end markets.

•

Increase revenues by inventing new alloys, developing new applications for existing alloys and expanding into new markets.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers’ specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high‑performance alloys. Since fiscal 2003, the Company’s technical programs have yielded eight new proprietary alloys, an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

Developing new applications for existing alloys is also a key strength and strategy of the Company.  The Company leverages its technical expertise to find unique applications for its products especially proprietary and specialty alloys that can yield higher margins.

Developing additional markets is a key strategy of the Company.  Through development of new alloys and new applications for existing alloys, the Company is seeking to develop additional markets which will generate new revenue streams beyond the core markets of aerospace, chemical processing and industrial gas turbine industries. The Company believes that synthetic natural gas, renewable energy (such as solar), fuel cells, clean-coal, waste-to-energy, oil and gas, flue‑gas desulfurization in China, automotive, consumer electronics, heat treatment, medical and nuclear industries all present opportunities for its products.

•

Increase revenues by providing value‑added processing services and leveraging our global distribution network.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company’s service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value‑added cutting services such as laser, plasma and water jet cutting. These services allow the Company’s customers to minimize their processing costs and outsource non‑core activities. In addition, the Company’s rapid response time and enhanced processing services for products shipped from its service and sales centers offers the opportunity for the Company to service its customers more timely.

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

The Company began operations for its tubular facility in Arcadia, Louisiana over 30 years ago. This facility and the Company’s tubular product business have grown with additional investment over time. The Company operates service centers in the U.S. that include value-added operations with laser, water-jet and plasma cutting.  In addition the Company has expanded globally with service center locations in the United Kingdom, Switzerland, China and other sales offices in France, Japan, Singapore and Italy. The Company also acquired a stainless steel and high‑temperature alloy wire company located in Mountain Home, North Carolina in 2005. The Company primarily produces high‑performance alloy wire at that facility.  Most recently, in January 2015, the Company acquired assets in LaPorte, Indiana enabling coil stretching, leveling, slitting and cut-to-length operations.  The Laporte operation also includes a toll processing business.

In March 2007, the Company completed a public equity offering, and simultaneously the Company listed its common stock on the NASDAQ Global Market. The Company began paying a dividend in fiscal 2010 and raised the dividend at the beginning of fiscal 2012.

Products

The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high‑performance nickel‑ and cobalt‑based alloys. The Company believes that the high‑performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high‑performance nickel‑ and cobalt‑based alloy sectors, which includes HTA products and CRA products. In fiscal 2014, 2015 and 2016, HTA products accounted for approximately 75%, 76% and 81% of the Company’s net revenues, respectively; and sales of the Company’s CRA products accounted for approximately 25%, 24% and 19% of the Company’s net revenues, respectively.  These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR‑160® alloy (1990)(2)	Waste incineration/CPI‑boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242® alloy (1990)	Aero‑seal rings	High strength, low expansion and good fabricability
HAYNES HR‑120® alloy (1990)(2)	IGT‑cooling shrouds	Good strength‑to‑cost ratio as compared to competing alloys
HAYNES 230® alloy (1984)	Aero/IGT‑ducting, combustors	Excellent combination of strength, stability, oxidation-resistance and fabricability
HAYNES 214® alloy (1981)(2)	Aero‑honeycomb seals	Excellent combination of oxidation resistance and fabricability among nickel‑based alloys
HAYNES 188 alloy (1968)	Aero‑burner cans, after‑burner components	High strength, oxidation resistant cobalt‑based alloy
HAYNES 625 alloy (1964)	Aero/CPI‑ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 617 alloy (1999)	Aero/IGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 263 alloy (1960)	Aero/IGT‑components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 alloy (1955)	Aero‑ducting, vanes, nozzles	Weldable, high-strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/IGT‑burner cans, transition ducts	Good high-temperature strength at relatively low cost
HAYNES 25 alloy (1950)(2)	Aero‑gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation resistance to 1800°F
HAYNES 282® alloy (2004)(3)	Aero /IGT components	Excellent high temperature strength, weldability and fabricability

(1)

“Aero” refers to the aerospace industry; “IGT” refers to the industrial gas turbine industry (formerly referred to as “land-based gas turbine industry”); “CPI” refers to the chemical processing industry.

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

Patents and Trademarks

The Company currently maintains a total of approximately 23 published U.S. patents and applications and approximately 223 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products and continues to develop, manufacture and test high‑performance nickel‑ and cobalt‑based alloys. Since fiscal 2003, the Company’s technical programs have yielded eight new proprietary alloys, five of which are currently commercially available and three of which are being scaled‑up to be brought to market. The alloys being commercialized saw significant further advancement in the process during fiscal 2015 and 2016. HAYNES 282 alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a U.S. patent issued in 2011. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and industrial gas turbine markets, as well as for automotive and other high‑temperature applications. The alloy has already been specified into major aerospace and industrial gas turbine components. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.  Another new alloy for use in the aerospace and industrial gas turbine markets is HAYNES 244™ alloy (U.S. patent filed in 2012 and granted in 2013).  It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion.  Commercialization is ongoing for this alloy, and it has recently been specified into a major aerospace component.

In the chemical processing industry, customers have found extensive applications for HASTELLOY G‑35 alloy particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY C‑22HS alloy has also continued, and the alloy has already found applications in the oil and gas industry. Testing, evaluation and promotion of this alloy is ongoing with special emphasis on applications for this industry. The Company believes that its alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. In addition to HAYNES 282 alloy, HAYNES 244, HASTELLOY G‑35 alloy and HASTELLOY C‑22HS alloy, commercialization is also ongoing for HASTELLOY HYBRID‑BC1® alloy. This alloy is a CRA product with potential applications in the chemical processing industry that has demonstrated resistance to hydrochloric and sulfuric acid.

In addition to the commercialization of the above alloys, the Company continues to develop applications for new alloys not yet ready to begin the commercialization process. Two new high‑temperature alloys, HAYNES NS‑163® alloy (U.S. patent granted in 2011) and HAYNES HR‑224® alloy (U.S. patent application filed in 2008 and granted in 2013), are in the scale‑up phase. Both of these new materials are believed to have significant, medium to long‑term commercial potential. HAYNES NS‑163 alloy is a new alloy with extraordinary high‑temperature strength in sheet form, which has applications in the aerospace, industrial gas turbine and automotive markets. Data generation and fabrication trials continued through 2016, with test marketing initiated in early 2009. HAYNES HR‑224 alloy is an HTA product with superior resistance to oxidation. Most recently, HAYNES HR‑235TM was introduced in fiscal 2013. This alloy has excellent resistance to metal dusting in carbonaceous high temperature environments. Potential uses include applications in petrochemical production and syngas plants. Scale-up of this alloy is well underway and material is currently being evaluated by certain key customers.

Patents or other proprietary rights are an important element of the Company’s business. The Company’s strategy is to file patent applications in the U.S. and any other country that represents an important potential commercial market to the Company. In addition, the Company seeks to protect technology that is important to the development of the Company’s business. The Company also relies upon trade secret rights to protect its technologies and its development of new applications and alloys. The Company protects its trade secrets in part through confidentiality and proprietary information agreements with its customers. Trademarks on the names of many of the Company’s alloys have also been applied for or granted in the U.S. and certain foreign countries.

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

Aerospace.  The Company has manufactured HTA products for the aerospace market since the late 1930s and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specifications within very precise tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight and develop more fuel-efficient designs require close coordination between the Company and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company’s direct sales force. Demand for the Company’s products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The Company specializes in the static parts included in the hot sections of the jet engine. The hot sections are subjected to substantial wear and tear and accordingly require periodic maintenance, repair and overhaul. The Company views the maintenance, repair and overhaul (MRO) business as an area of continuing long‑term growth.

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

Industrial gas turbine (formerly referred to as Land-based gas turbines).  Demand for the Company’s products in the industrial gas turbines market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel‑fired utilities during times of peak demand. Demand for the Company’s alloys in the industrial gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Industrial gas turbine generating facilities have gained acceptance as clean, low‑cost alternatives to fossil fuel‑fired electric generating facilities. Industrial gas turbines are also used in power barges with mobility and as temporary base‑load‑generating units for countries that have numerous islands and a large coastline. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back up sources of power generation for hospitals and shopping malls.

Other Markets.  Other markets in which the Company sells its HTA products and CRA products include flue‑gas desulfurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self‑imposed standards for lowering emissions from fossil fuel‑fired electric generating facilities. This market is expected to soften in the U.S. if the trend to switch from coal to natural gas for power plants continues. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high‑performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets which, could provide further applications for the Company’s products.

Sales and Marketing and Distribution

The Company sells its products primarily through its direct sales organization, which operates from 17 total locations in the U.S., Europe and Asia, 13 of which are service and/or sales centers. All of the Company’s service and/or sales centers are operated either directly by the Company or through its wholly‑owned subsidiaries. Approximately 79% of the Company’s net revenues in fiscal 2016 was generated by the Company’s direct sales organization. The remaining 21% of the Company’s fiscal 2016 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia, some of whom have been associated with the Company for over 30 years. Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides performance analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products enabling the products to be included as part of the technical specifications used in the production of customers’ products. The Company’s market development professionals are assisted by its engineering and technology staff in directing the sales force to new opportunities. Management believes the Company’s combination of direct sales, technical marketing, engineering and customer support provides an advantage over other manufacturers in the high‑performance alloy industry. This activity allows the Company to obtain direct insight into customers’ alloy needs and to develop proprietary alloys that provide solutions to customers’ problems.

The Company continues to focus on growing its business in foreign markets, operating from service and sales centers in Asia and Europe.

While the Company is making concentrated efforts to expand foreign sales, the majority of its revenue continues to be provided by sales to U.S. customers. The Company’s domestic expansion effort includes, but is not limited to, capital investment in increased capacity, the continued expansion of ancillary product forms, the continued development of new high‑performance alloys, the addition of equipment in U.S. service and sales centers to improve the Company’s ability to provide a product closer to the form required by the customer and the continued effort, through the technical expertise of the Company, to find solutions to customer challenges.

The following table sets forth the approximate percentage of the Company’s fiscal 2016 net revenues generated through each of the Company’s distribution channels.

	From	From
	Domestic	Foreign
	Locations	Locations	Total
Company mill direct/service and sales centers	51%	28%	79%
Independent distributors/sales agents	20%	1%	21%
Total	71%	29%	100%

The Company’s top twenty customers accounted for approximately 34%, 40% and 41% of the Company’s net revenues in fiscal 2014, 2015 and 2016, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2014, 2015 or 2016.

Net revenues in fiscal 2014, 2015 and 2016 were generated primarily by the Company’s U.S. operations. Sales to domestic customers comprised approximately 57%, 59% and 58% of the Company’s net revenues in fiscal 2014, 2015 and 2016, respectively. In addition, the majority of the Company’s operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company’s domestic sales and manufacturing facilities in the U.S.

The Company’s foreign and export sales were approximately $193.8 million, $199.9 million and $172.8 million for fiscal 2014, 2015 and 2016, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Manufacturing Process

High‑performance alloys require a lengthier, more complex production process and are more difficult to manufacture than lower‑performance alloys, such as stainless steel. The alloying elements in high‑performance alloys must be highly refined during melting, and the manufacturing process must be tightly controlled to produce precise chemical properties. The resulting alloyed material is more difficult to process because, by design, it is more resistant to deformation. Consequently, high‑performance alloys require that a greater force be applied when hot or cold working and are less susceptible to reduction or thinning when rolling or forging. This results in more cycles of rolling, annealing and pickling compared to a lower‑performance alloy to achieve proper dimensions. Certain alloys may undergo forty or more distinct stages of melting, remelting, annealing, hot reduction, cold reduction, pickling and testing before they achieve the specifications required by a customer. This longer production cycle contributes to slower inventory turns. The Company manufactures its high‑performance alloys in various forms, including sheet, coil, plate, billet/ingot, tubular, wire and other forms. The Company also performs value‑added cutting services to supply certain customers with product cut to their specification.

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

The coil and sheet operation includes the ability to cold roll to tight tolerances, bright anneal, oxidize anneal and pickle, along with finishing processes that slit and cut to size. A significant capacity increase is underway as the Company has completed a capital investment to redesign and rebuild a cold mill that has been shuttered for the past 10 years.  The Company is also investing into more annealing capacity to support the added rolling capacity and plans to have it in operation in 2017. This added annealing capacity is expected to give the Company the ability to offer either bright annealed finish or anneal and pickled finish that will be determined by specifications, application or type of alloy.

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

Consolidated Backlog at Fiscal Quarter End

	2012	2013	2014	2015	2016
	(in millions)
1st quarter	$261.8	$211.7	$180.2	$215.5	$204.7
2nd quarter	264.2	207.0	202.3	220.4	193.5
3rd quarter	241.2	189.6	204.7	192.9	187.2
4th quarter	222.9	166.6	221.3	185.8	168.3

Raw Materials

Raw materials represented 39% of cost of sales in fiscal 2016. Nickel, a major component of many of the Company’s products, accounted for approximately 49% of raw material costs, or approximately 19% of total cost of sales in fiscal 2016. These proportions are lower in fiscal 2016 compared to fiscal 2015 due to the decline in the market price of nickel that occurred towards the end of fiscal 2015.  As nickel prices remained relatively lower throughout fiscal 2016, nickel as a percentage of raw materials and total cost were lower in fiscal 2016 compared to fiscal 2015.  Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The average nickel price per pound for cash buyers for the 30‑day period ended on September 30, 2014, 2015 and 2016, as reported by the London Metals Exchange, was $8.20, $4.49 and $4.63 respectively. Prices for certain other raw materials which are significant in the manufacture of the Company’s products, such as molybdenum, cobalt and chrome, were lower in fiscal 2016 compared to fiscal 2015.

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

The Company values inventory utilizing the first‑in, first‑out (“FIFO”) inventory costing methodology. Under the FIFO inventory costing method, the cost of materials included in cost of sales may be different from the current market price at the time of sale of finished product due to the length of time from the acquisition of the raw material to the sale of the finished product. In a period of decreasing raw material costs, the FIFO inventory valuation method normally results in higher costs of sales as compared to last‑in, first out method. Conversely, in a period of rising raw material costs, the FIFO inventory valuation method normally results in lower costs of sales.

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high-temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2016, the technology, engineering and technological testing staff consisted of 29 persons, 14 of whom have engineering or science degrees, including 6 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $3.6 million, $3.6 million and $3.7 million for research and technical support activities for fiscal 2014, 2015 and 2016, respectively.

During fiscal 2016, research and development projects were focused on new alloy development, new product form development, supportive data generation and new alloy concept validation, relating to products for the aerospace, industrial gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing) and power generation.

Competition

The high‑performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company’s primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Castparts Corp., Allegheny Technologies, Inc. and VDM Metals GmbH. The Company faces strong competition from domestic and foreign manufacturers of both high‑performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics, ceramics or additive manufacturing that may be substituted for the Company’s products. The Company also believes that it will face increased competition from non‑U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. Additionally, in recent years, the Company’s domestic business has been challenged by a strong U.S. dollar, which makes the goods of foreign competitors less expensive to import into the U.S and makes the Company’s products more expensive to export outside the U.S.

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

Employees

As of September 30, 2016, the Company employed 1,123 full‑time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants, and the Lebanon, Indiana service center (583 in the aggregate) are covered by two collective bargaining agreements.

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

Environmental Matters

The Company’s facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance were approximately $2.8 million for fiscal 2016 and are currently expected to be approximately $3.0 million for fiscal 2017.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $0.5 million were made for pollution control improvements during fiscal 2016, with additional expenditures of approximately $1.7 million for similar improvements planned for fiscal 2017.

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post‑closure environmental monitoring and care for the certain areas of its Kokomo and Mountain Home, North Carolina facilities, respectively.

The Company is required to, among other things, monitor groundwater and to continue post‑closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

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

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company is working with that department to determine the extent of the issue and appropriate remediation.

Executive Officers of the Company

The following table sets forth certain information concerning the persons who served as executive officers of the Company as of September 30, 2016. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark M. Comerford	54	President and Chief Executive Officer; Director
Daniel W. Maudlin	50	Vice President—Finance, Treasurer and Chief Financial Officer
Janice W. Gunst	44	Vice President—General Counsel & Corporate Secretary
Venkat R. Ishwar	64	Vice President—Marketing & Technology
Marlin C. Losch	56	Vice President—Sales & Distribution
Jean C. Neel	57	Vice President—Corporate Affairs
Scott R. Pinkham	49	Vice President—Manufacturing
Gregory M. Spalding	60	Vice President—Tube & Wire Products
David S. Van Bibber	45	Controller and Chief Accounting Officer
Jeffrey L. Young	59	Vice President & Chief Information Officer

Mr. Comerford was elected President and Chief Executive Officer and a director of the Company in October 2008. Before joining the Company, from 2004 to 2008 Mr. Comerford was President of Brush International, Inc. and Brush Engineered Materials Alloys Division, each affiliated with Materion Corporation, formerly known as Brush Engineered Material, Inc., a company that manufactures high performance materials.

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

Since we became an independent company in 1987, we have, in several instances, experienced substantial year‑to‑year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In fiscal 2002, 2003, 2009, 2010, 2013 and 2016, our net revenues, when compared to the immediately preceding year, declined by approximately 10.3%, 21.2%, 31.1%, 13.0%, 16.7% and 16.6%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year‑to‑year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our business.

Profitability in the high‑performance alloy industry is highly sensitive to changes in sales volumes.

The high‑performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high‑performance alloys and, in fiscal 2016, represented approximately 39% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our business.

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 48.6% of our total sales in fiscal 2016. Our industrial gas turbine and chemical processing sales constituted 16.8% and 17.8%, respectively, of our total sales in fiscal 2016.

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

The industrial gas turbine market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our products sold into the industrial gas turbine industry may have a material adverse effect on our business.

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

Our business depends, in part, on the success of new commercial aircraft programs and our ability to accelerate production levels to timely match order increases on new or existing programs.

The success of our business will depend, in part, on the success of new commercial aircraft programs. We are currently under contract to supply components for a number of new commercial aircraft programs. These new programs as well as certain existing aircraft programs are scheduled to have production increases over the next several years. Our failure to accelerate production levels to timely match these order increases could have a material adverse effect on our business. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays or cancellations to any new aircraft programs or to the scheduled production increases for existing aircraft programs, could also have a material adverse effect on our business.

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

To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2016, nickel, a major component of many of our products, accounted for approximately 49% of our raw material costs, or approximately 19% of our total cost of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we fix the nickel component of our prices for a period of time through the life of a long‑term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

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

Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 52% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. The Company entered into two collective bargaining agreements with the United Steel Workers of America which cover eligible hourly employees at the Company’s Arcadia, Louisiana, Kokomo, Indiana and Lebanon, Indiana facilities. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non‑union competitors.

Product liability and product warranty risks could adversely affect our operating results.

We produce many critical products for commercial and military aircraft and for industrial gas turbines. Failure of our products could give rise to substantial product liability and other damage claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us.

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

We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we employ to accomplish this may include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. From time to time, management of the Company holds discussions with management of other companies to explore acquisitions, joint ventures and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of our business is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions could be affected by many factors, including, without limitation, export controls, exchange rate fluctuations, domestic and foreign political conditions and deterioration in domestic and foreign economic conditions.

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

The Kokomo plant, the Company’s primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, annealing furnaces, forge press and several smaller hot mills; and (3) the Company’s four‑high Steckel rolling mill and sheet product cold working equipment, including two cold strip mills and two bright anneal furnaces.  A continuous anneal furnace is under construction.  All alloys and product forms other than tubular and wire goods are produced in Kokomo.

The Arcadia plant is located on approximately 42 acres of land and includes 202,500 square feet of buildings on a single site. Arcadia uses feedstock produced in Kokomo to fabricate welded and seamless high-performance alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. Manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces and pickling facilities.

The Mountain Home plant is located on approximately 29 acres of land and includes approximately 100,000 square feet of building space. The Mountain Home facility is primarily used to manufacture finished high‑performance alloy wire. Finished wire products are also warehoused at this facility.

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

In addition, the Company leases service and sales centers, which stock and sell all product forms, in the following locations:

•	La Mirada, California
•	Houston, Texas
•	Lebanon, Indiana
•	LaPorte, Indiana
•	Shanghai, China
•	Windsor, Connecticut

Sales Centers.  The Company leases sales centers, which sell all product forms, in the following locations:

•	Paris, France

•	Zurich, Switzerland
•	Singapore
•	Milan, Italy
•	Tokyo, Japan

On January 1, 2015, the company entered into a capital lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long-term component of the capital lease obligation is included in Long-term obligations  (See Note 18. Capital Lease Obligation).

All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet. The Company is currently in the process of modifying its facilities to meet its current and anticipated future business needs. The Company plans to spend approximately $6 million in fiscal 2017 to restructure, consolidate and enhance capabilities at its service center operations in Indiana.

Item 3.  Legal Proceedings

The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes, without limitation, federal and state EEOC administrative and judicial actions, litigation of commercial matters and litigation and administrative actions relating to environmental matters. For more information, see “Item 1. Business—Environmental Matters.” Litigation and administrative actions may result in substantial costs and may divert management’s attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty. Nonetheless, based on the facts presently known, management does not expect expenditures for pending legal proceedings to have a material effect on the Company’s financial position, results of operations or liquidity.

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

	High	Low	Dividend
Fiscal year ended September 30, 2016:
Quarter ended September 30, 2016	$41.27	$32.13	$0.22
Quarter ended June 30, 2016	$39.60	$26.05	$0.22
Quarter ended March 31, 2016	$39.98	$29.02	$0.22
Quarter ended December 31, 2015	$42.03	$34.12	$0.22
Fiscal year ended September 30, 2015:
Quarter ended September 30, 2015	$50.04	$35.38	$0.22
Quarter ended June 30, 2015	$51.70	$42.47	$0.22
Quarter ended March 31, 2015	$47.84	$38.68	$0.22
Quarter ended December 31, 2014	$49.10	$40.22	$0.22

The range of the Company’s closing common stock price on NASDAQ from October 1, 2015 to September 30, 2016 was $26.05 to $42.03. The closing price of the common stock was $37.11 on September 30, 2016.

As of November 1, 2016, there were approximately 47 holders of record of the Company’s common stock.

Payment of quarterly dividends is permitted under the Company’s existing financing agreement, although the U.S. revolving credit facility requires prior notice to the agent, and limits the amount of such quarterly dividends to $20.0 million in any fiscal year if the availability of borrowings under the facility is less than 20% of the maximum amount available for borrowing thereunder. Additional restrictions apply to special dividends if availability under the credit agreement is less than 20% of the maximum available credit.  While it is the Company’s intention to continue to pay quarterly cash dividends for fiscal 2017 and beyond, any decision to pay future cash dividends will be made by the Company’s Board of Directors and will depend upon our earnings, financial condition and other factors.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and peer group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2011 and the reinvestment of any dividends during the period. The Russell 2000 is a broad‑based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid‑sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company’s current market capitalization status and this index is also provided on a comparable basis. The companies included in the peer group Index are: Allegheny Technologies, Inc., Universal Stainless & Alloy Products, Inc., A. M. Castle & Co. and Carpenter Technology Corp. Management believes that the companies included in the peer group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Haynes, The Russell 2000 Index, The S&P MidCap 400

Index and our Peer Group

COMPARISON OF CUMULATIVE TOTAL RETURN
Haynes International Inc.
S&P Midcap 400 Index
Russell 2000 Index
Peer Group
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
ASSUMES $100 INVESTED ON SEP. 30, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEP. 30, 2016

	2011	2012	2013	2014	2015	2016
Haynes International, Inc.	100.00	121.97	107.76	111.39	93.53	94.17
Russell 2000	100.00	131.91	171.55	178.30	180.52	208.44
S&P MidCap 400	100.00	128.54	164.12	183.51	186.07	214.59
Peer Group	100.00	99.99	105.08	103.68	50.48	67.31

Item 6.  Selected Financial Data

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2012	2013	2014	2015	2016
Statement of Operations Data:
Net revenues	$579,561	$482,746	$455,410	$487,635	$406,359
Cost of sales	458,721	409,120	408,112	393,971	358,779
Selling, general and administrative expense	40,661	38,165	38,693	42,572	39,684
Research and technical expense	3,285	3,505	3,556	3,598	3,698
Operating income	76,894	31,956	5,049	47,494	4,198
Interest expense (income), net	(101)	(42)	(71)	318	447
Provision for (benefit from) income taxes	26,813	10,421	1,369	16,690	(1,269)
Net income	$50,182	$21,577	$3,751	$30,486	$5,020
Net income per share:
Basic	$4.09	$1.75	$0.30	$2.45	$0.40
Diluted	$4.07	$1.74	$0.30	$2.45	$0.40
Dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,147,179	12,223,838	12,291,881	12,331,805	12,361,483
Diluted	12,216,031	12,265,630	12,321,700	12,344,209	12,366,197

	September 30,
	2012	2013	2014	2015	2016
Balance Sheet Data:
Working capital	$350,032	$347,210	$322,591	$332,015	$310,872
Property, plant and equipment, net	124,652	152,764	174,083	185,351	199,182
Total assets	626,926	597,582	610,771	638,191	649,601
Total debt	980	767	745	4,574	8,256
Long-term portion of debt	980	767	745	4,574	8,256
Accrued pension and postretirement benefits(1)	236,552	167,177	177,797	217,837	255,346
Stockholders’ equity	301,098	355,803	346,730	341,989	311,299
Cash dividends paid	10,803	10,849	10,906	10,952	10,988

	2012	2013	2014	2015	2016
Consolidated Backlog at Fiscal Quarter End(2):
1st quarter	$261.8	$211.7	$180.2	$215.5	$204.7
2nd quarter	264.2	207.0	202.3	220.4	193.5
3rd quarter	241.2	189.6	204.7	192.9	187.2
4th quarter	222.9	166.6	221.3	185.8	168.4

	Year Ended September 30,
	2012	2013	2014	2015	2016
Average nickel price per pound(3)	$7.81	$6.25	$8.20	$4.49	$4.63

(1)

Significant increases in the pension and postretirement benefits liability occurred in fiscal 2015 primarily due to a change to a new mortality table and in fiscal 2016, primarily due to reductions in the discount rate used to value the future liability. This has been reflected actuarially as an increase in the Pension and Postretirement Benefits Liability and an increase in the accumulated Other Comprehensive Loss account. On a prospective basis, if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss. Prior to fiscal 2009, many actions were taken to reduce this liability such as: i) effective in the second quarter of fiscal 2007, capping the Company’s contributions to the retiree health care costs at $5,000 annually (resulting in a $46,300 liability reduction), ii) effective in the first quarter of fiscal 2008, freezing the pension benefit accruals for all non‑union employees in the U.S. (resulting in an $8,191 liability reduction), and iii) closing the pension plans to new entrants for both non‑union employees (effective 12/31/2005) and union employees (effective 6/30/2007).

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to page 2 of this Annual Report on Form 10‑K for a cautionary statement regarding forward‑looking information.

Overview of Business

The Company is one of the world’s largest producers of high‑performance nickel‑ and cobalt‑based alloys in flat product form, such as sheet, coil and plate. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high‑performance alloys, which are used primarily in the aerospace, chemical processing and industrial gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general purpose nickel alloys and high‑performance nickel and cobalt‑based alloys. The Company competes primarily in the high‑performance nickel and cobalt‑based alloy sector, which includes high‑temperature resistant alloys, or HTA products, and corrosion‑resistant alloys, or CRA products. The Company believes it is one of the principal producers of high‑performance alloy flat products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars and in bar, billet and wire forms.

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

	Year Ended September 30,
	2012		2013		2014		2015		2016
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Net Revenues
(dollars in millions)
Aerospace	$229.9	39.7%	$197.1	40.8%	$195.2	42.9%	$215.1	44.1%	$197.4	48.6%
Chemical processing	134.6	23.2	124.1	25.7	113.4	24.9	111.6	22.9	72.3	17.8
Industrial gas turbine	119.2	20.5	102.0	21.2	86.7	19.0	74.4	15.3	68.1	16.8
Other markets	81.6	14.1	48.9	10.1	44.4	9.8	59.8	12.2	45.0	11.0
Total product	565.3	97.5	472.1	97.8	439.7	96.6	460.9	94.5	382.8	94.2
Other revenue(1)	14.3	2.5	10.6	2.2	15.7	3.4	26.7	5.5	23.6	5.8
Net revenues	$579.6	100.0%	$482.7	100.0%	$455.4	100.0%	$487.6	100.0%	$406.4	100.0%
U.S.	$346.7	59.8%	$268.0	55.5%	$261.6	57.4%	$287.7	59.0%	$233.6	57.5%
Foreign	$232.9	40.2%	$214.7	44.5%	$193.8	42.6%	$199.9	41.0%	$172.8	42.5%
Shipments by Market (millions of pounds)
Aerospace	8.9	38.1%	8.1	38.5%	8.8	40.7%	9.2	45.3%	8.7	48.3%
Chemical processing	5.3	22.6	5.2	24.8	5.2	24.2	4.3	21.2	2.8	15.6
Industrial gas turbine	6.5	27.8	6.1	29.1	5.9	27.2	4.7	23.2	5.0	27.8
Other markets	2.7	11.5	1.6	7.6	1.7	7.9	2.1	10.3	1.5	8.3
Total Shipments	23.4	100.0%	21.0	100.0%	21.7	100.0%	20.3	100.0%	18.0	100.0%
Average Selling Price Per Pound
Aerospace	$25.73		$24.31		$22.10		$23.27		$22.64
Chemical processing	25.49		23.79		21.63		25.97		25.68
Industrial gas turbine	18.28		16.66		14.74		15.99		13.71
Other markets	30.78		30.69		26.11		28.98		30.74
Total product(2)	24.17		22.44		20.30		22.75		21.31
Total average selling price	24.78		22.94		21.02		24.07		22.62

(1)

Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements). Other revenue does not have associated shipment pounds.

(2)	Total product price per pound excludes “Other Revenue”.

Aerospace sales moderated in fiscal 2016 after improving in fiscal 2015 subsequent to decreasing in fiscal 2013 and 2014.  The declines in fiscal 2013 and 2014 were due to aerospace demand being negatively impacted by customer destocking within the supply chain. This period of low demand began to recover in the latter half of fiscal 2014, and the recovery continued through fiscal 2015 which proved to be a record year in volume for the Company in aerospace shipments.  Aerospace sales moderated in fiscal 2016 due to delays in the transition to new engine platforms combined with some softness in demand driven by lower oil and fuel costs.  Underpinning the demand for the new engines is a desire for fuel efficiency, which was tempered with the lower fuel prices. We consider the tempered demand temporary as both Boeing and Airbus have reported sizeable backlog increases along with forecasted increases in production schedules and continued emphasis on accelerating production. Demand for more fuel‑efficient engines with fewer emissions is driving new engine builds. Management also anticipates that the maintenance, repair and overhaul business will continue at a steady to increasing pace due to required maintenance schedules for the rising number of engines in use year‑over‑year.

Sales to the chemical processing industry have declined each year over fiscals 2013, 2014, 2015 and 2016. Sales to this market in fiscal 2015 and the second half of fiscal 2016 included some high-value special application projects with high average selling prices per pound, but overall volumes in this market were low in both fiscal 2015 and 2016 compared to prior years. Demand for large-volume, project‑based orders has been at relatively low levels during the past several years. The main driver of demand in this market is capital spending in the chemical processing sector driven by end‑user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to oil prices, currency fluctuations and fiscal policies as well as world economic conditions and GDP growth. Potential for increased sales to the chemical processing industry in fiscal 2017 will be dependent on improvement in global spending in the chemical processing sector. An additional driver of demand in this market is the increase in North American production of natural gas liquids and the further downstream processing of those chemicals that may utilize equipment that requires high‑performance alloys.

Sales to the industrial gas turbine market (formerly referred to as land-based gas turbine market) peaked in fiscal 2012 and have decreased over fiscals 2013, 2014, 2015 and 2016. However, fiscal 2012 and 2013 were two of the Company’s best years for industrial gas turbine sales volume. Subject to global economic conditions, management believes that long‑term demand in this market will increase due to higher activity in power generation and alternative power systems. Industrial gas turbines are favored in electric generating facilities due to low capital cost at installation, fewer emissions than the traditional fossil fuel‑fired facilities and favorable natural gas prices provided by availability of unconventional (shale) gas supplies. As governmental policy shifts away from coal‑fired facilities, demand for industrial gas turbines is expected to increase.

Sales into the other markets category moderated in fiscal 2016 after improving in fiscal 2015 subsequent to decreasing in fiscal 2013 and 2014.  Sales to this market in fiscal 2015 included some high-value special application projects with high average selling prices per pound.  The industries in this category focus on upgrading overall product quality, improving product performance through increased efficiency, prolonging product life and lowering long‑term costs. Companies in these industries are looking to achieve these goals through the use of “advanced materials” which supports the increased use of high‑performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue‑gas desulfurization in China, automotive and heat treating, the Company expects increased levels of activity overall in non‑traditional markets such as fuel cells and alternative energy applications in the long-term.

Summary of Capital Spending

During fiscal 2015 and at certain times in fiscal 2016, the Company was capacity constrained on sheet production as it experienced higher demand for thin-gauge flat products from our customers, driven by the strong growth in the aerospace market.  In response to this heightened demand and the anticipation of future demand growth, the Company made investments to increase capacity in the heat treating and cold rolling areas.  Management expects that these investments will begin to contribute to profitability in the first half of fiscal 2017 with continued benefits as utilization ramps up on this new capacity.

In May 2016, the Company announced the relocation of its Midwest Service Center operations to LaPorte, Indiana.  With this move, the Company is increasing its service center capacity and capabilities with new building improvements and equipment amounting to approximately $11.9 million, of which approximately $2.3 million has been spent to date.

The Company is also in the final stages of implementing a global information technology system. This upgrade is expected to provide the Company with an integrated global system, enhanced analytical capability and improved capabilities in capacity planning, inventory management and customer service. To date, the Company has spent $14.3 million on the project and expects to spend approximately $0.5 million in fiscal 2017 for a total of approximately $14.8 million. The system is currently in use at the U.S. and European service centers and has been implemented in the U.S. for general ledger, accounts payable and receivable, purchasing, manufacturing and sales.   The systems upgrade for the wire manufacturing system is expected to be implemented during the first and second quarters of fiscal 2017.

Capital spending in fiscal 2016 was $31.6 million, and the forecast for capital spending in fiscal 2017 is approximately $22.0 million. The $22.0 million of planned capital spending includes $6.0 million to continue to build out and increase the LaPorte service center operations and $4.9 million to further increase sheet manufacturing capacity in the Kokomo operations, which is expected to help the Company to keep pace with the anticipated growth in the aerospace market.  The remaining $11.1 million of planned spending is earmarked for the completion of the manufacturing phase of the IT systems upgrade ($0.5 million) and continued upgrades throughout our manufacturing facilities ($10.6 million).

Volumes, Competition and Pricing

Business conditions improved in the first half of fiscal 2015 but became increasingly challenging in the third and fourth quarters of fiscal 2015 with falling nickel prices and continued headwinds related to foreign currency and lower oil and gas demand creating a spillover impact on the Company’s chemical processing business.  This challenging environment continued throughout fiscal 2016.  The second half of fiscal 2016 included improved financial results from higher levels of specialty application projects, however conditions for our base business continue to be challenging.  Specialty application projects provided a partial offset to the sluggishness in the highly competitive commodity-based side of the chemical processing market in fiscal 2016, where volumes declined by 34.5% compared to the previous fiscal year. Overall volume in fiscal 2016 of 18.0 million pounds was 11.3% lower as compared to fiscal 2015.  Specialty application projects will continue to be a focus in an effort to offset these challenging conditions.

Product average selling price per pound declined by $1.44 or 6.3% in fiscal 2016 as compared to fiscal 2015.  Declining raw material prices drove a majority of the decline estimated at $1.30 per pound, with nickel prices estimated to account for $0.93 per pound of the decline.  The market price of nickel has been declining dramatically. The average price as reported by the London Metals Exchange in fiscal 2014 was $7.51 per pound, which declined 20.9% to $5.94 per pound for fiscal 2015, and declined 30.3% further to $4.14 per pound in fiscal year 2016.  The London Metals Exchange price for the 30-days ending September 30, 2016 was $4.63 per pound.  Falling nickel prices create compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sells off the higher cost inventory acquired in a prior period with higher nickel prices.  This compression occurred throughout fiscal 2016, however, assuming the price of nickel remains stable, it is not expected to continue into fiscal 2017.

The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  In addition, falling nickel prices can cause customers to delay orders for the Company’s products in order to receive a lower price in the future.

Gross Profit Margin Trend Performance

The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2015 and fiscal 2016.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2015
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$110,676	$138,688	$121,270	$117,001
Gross Profit Margin	20,271	$27,837	$24,151	$21,405
Gross Profit Margin %	18.3%	20.1%	19.9%	18.3%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2016
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$95,070	$102,511	$101,255	$107,523
Gross Profit Margin	12,088	$8,905	$13,265	$13,322
Gross Profit Margin %	12.7%	8.7%	13.1%	12.4%

Gross margin dollars in the second half of fiscal 2016 were improved due to higher levels of specialty application projects compared to the first half.  Gross margin dollars were slightly higher in the fourth quarter of fiscal 2016 as compared to the first three quarters of fiscal 2016, however the gross margin percentage declined as compared to the first and third quarter of fiscal 2016 due primarily to a less profitable product mix.  Partially offsetting the less profitable mix, gross margin was strengthened due to decreased nickel compression in the fourth quarter as compared to the second and third quarters.  Assuming nickel prices remain stable, the Company does not expect nickel compression to have a material impact on gross margins as we move into fiscal 2017.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $255.4 million at September 30, 2016, a decrease of $22.1 million or 8.0% from $277.5 million at September 30, 2015. This decrease of $22.1 million includes a decrease in accounts receivable of $14.0 million and a decrease in inventory of $11.3 million, partially offset by a decrease in accounts payable and accrued expenses of $3.2 million.

Dividends Declared

On November 17, 2016, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend is payable December 15, 2016 to stockholders of record at the close of business on December 1, 2016. The aggregate cash payout based on current shares outstanding will be approximately $2.7 million, or approximately $11.0 million on an annualized basis.

Backlog

Set forth below is information relating to the Company’s backlog, and the 30‑day average nickel price per pound as reported by the London Metals Exchange. This information should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10‑K.

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2015	2015	2015	2015	2016	2016	2016
Backlog
Dollars (in thousands)	$215,529	$220,406	$192,894	$185,784	$204,713	$193,538	$187,215	$168,340
Pounds (in thousands)	8,032	7,335	6,492	6,598	6,445	6,248	6,281	6,098
Average selling price per pound	$26.83	$30.05	$29.71	$28.16	$31.76	$30.98	$29.81	$27.61
Average nickel price per pound
London Metals Exchange(1)	$7.22	$6.23	$5.80	$4.49	$3.94	$3.95	$4.04	$4.63

(1)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog was $168.3 million at September 30, 2016, a decrease of approximately $18.8 million, or 10.1%, from $187.2 million at June 30, 2016. The backlog dollars decreased during the fourth quarter of fiscal 2016 due to a 7.4% decrease in backlog average selling price combined with a 2.9% decrease in backlog pounds.  The primary driver for the reduction in backlog was lower order entry combined with the shipment of large projects.

During fiscal 2016, the backlog decreased by $17.4 million, or 9.4%, from $185.8 million at September 30, 2015 to $168.3 million at September 30, 2016 due to a 7.6% decrease in backlog pounds combined with a 1.9% decrease in backlog average selling price.  Management believes that the decline in the backlog reflects global economic concerns and a temporary slowing of industrial demand.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2015	2015	2015	2015	2016	2016	2016
Net revenues (in thousands)
Aerospace	$43,255	$60,320	$56,484	$55,003	$47,535	$52,342	$47,039	$50,529
Chemical processing	30,753	35,575	24,159	21,112	16,200	13,108	20,469	22,539
Industrial gas turbine	17,533	19,858	17,616	19,449	16,997	18,960	16,117	15,989
Other markets	14,100	16,566	14,496	14,632	9,474	12,304	10,789	12,466
Total product revenue	105,641	132,319	112,755	110,196	90,206	96,714	94,414	101,523
Other revenue	5,035	6,369	8,515	6,805	4,864	5,797	6,841	6,000
Net revenues	$110,676	$138,688	$121,270	$117,001	$95,070	$102,511	$101,255	$107,523
Shipments by markets (in thousands of pounds)
Aerospace	1,809	2,687	2,439	2,308	2,064	2,314	2,042	2,300
Chemical processing	1,182	1,351	852	913	714	649	745	708
Industrial gas turbine	1,084	1,218	1,028	1,327	1,300	1,365	1,227	1,073
Other markets	447	680	466	470	308	431	365	361
Total shipments	4,522	5,936	4,785	5,018	4,386	4,759	4,379	4,442
Average selling price per pound
Aerospace	$23.91	$22.45	$23.16	$23.83	$23.03	$22.62	$23.04	$21.97
Chemical processing	26.02	26.33	28.36	23.12	22.69	20.20	27.48	31.83
Industrial gas turbine	16.17	16.30	17.14	14.66	13.07	13.89	13.14	14.90
Other markets	31.54	24.36	31.11	31.13	30.76	28.55	29.56	34.53
Total average selling price (product only; excluding other revenue)	23.36	22.29	23.56	21.96	20.57	20.32	21.56	22.86
Total average selling price (including other revenue)	24.48	23.36	25.34	23.32	21.68	21.54	23.12	24.21

Results of Operations

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2015		2016		Amount	%
Net revenues	$487,635	100.0%	$406,359	100.0%	$(81,276)	(16.7)%
Cost of sales	393,971	80.8%	358,779	88.3%	(35,192)	(8.9)%
Gross profit	93,664	19.2%	47,580	11.7%	(46,084)	(49.2)%
Selling, general and administrative expense	42,572	8.7%	39,684	9.8%	(2,888)	(6.8)%
Research and technical expense	3,598	0.7%	3,698	0.9%	100	2.8%
Operating income	47,494	9.7%	4,198	1.0%	(43,296)	(91.2)%
Interest income	(94)	(0.0)%	(108)	(0.0)%	(14)	14.9%
Interest expense	412	0.1%	555	0.1%	143	34.7%
Income before income taxes	47,176	9.7%	3,751	0.9%	(43,425)	(92.0)%
Provision for income taxes	16,690	3.4%	(1,269)	(0.3)%	(17,959)	(107.6)%
Net income	$30,486	6.3%	$5,020	1.2%	$(25,466)	(83.5)%
Net income per share:
Basic	$2.45		$0.40
Diluted	$2.45		$0.40
Weighted average shares outstanding:
Basic	12,331,805		12,361,483
Diluted	12,344,209		12,366,197

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2015	2016	Amount	%
Net revenues (dollars in thousands)
Aerospace	$215,062	$197,445	$(17,617)	(8.2)%
Chemical processing	111,599	72,316	(39,283)	(35.2)%
Industrial gas turbine	74,456	68,063	(6,393)	(8.6)%
Other markets	59,794	45,033	(14,761)	(24.7)%
Total product revenue	460,911	382,857	(78,054)	(16.9)%
Other revenue	26,724	23,502	(3,222)	(12.1)%
Net revenues	$487,635	$406,359	$(81,276)	(16.7)%
Pounds by market (in thousands)
Aerospace	9,243	8,720	(523)	(5.7)%
Chemical processing	4,298	2,816	(1,482)	(34.5)%
Industrial gas turbine	4,657	4,965	308	6.6%
Other markets	2,063	1,465	(598)	(29.0)%
Total shipments	20,261	17,966	(2,295)	(11.3)%
Average selling price per pound
Aerospace	$23.27	$22.64	$(0.63)	(2.7)%
Chemical processing	25.97	25.68	(0.29)	(1.1)%
Industrial gas turbine	15.99	13.71	(2.28)	(14.3)%
Other markets	28.98	30.74	1.76	6.1%
Total product (excluding other revenue)	22.75	21.31	(1.44)	(6.3)%
Total average selling price (including other revenue)	$24.07	$22.62	$(1.45)	(6.0)%

Net Revenues.  Net revenues were $406.4 million in fiscal 2016, a decrease of 16.7% from $487.6 million in fiscal 2015, due to a decrease in average selling price per pound combined with a decrease in volume. The average product selling price was $21.31 per pound in fiscal 2016, a decrease of 6.3%, or $1.44, from $22.75 per pound in fiscal 2015. Volume was 18.0 million pounds in fiscal 2016, a decrease of 11.3% from 20.3 million pounds in fiscal 2015 with reductions in the aerospace, chemical processing and other markets. Average product selling price decreased due to a combination of the following factors: lower raw material market prices, which decreased average selling price by approximately $1.29 per pound, and increased pricing competition, which decrease average selling price by approximately $0.50 per pound, partially offset by a change to a higher-value product mix, which increased average product selling price by approximately $0.35 per pound.

Sales to the aerospace market were $197.4 million in fiscal 2016, a decrease of 8.2% from $215.1 million in fiscal 2015, due to a 5.7% decrease in volume combined with a 2.7%, or $0.63, decrease in the average selling price per pound. The decrease in volume reflects supply chain adjustments as the transition to new generation engines progresses.  The average selling price per pound decreased primarily due to lower raw material market prices, which represented approximately $1.32 of a decrease per pound, combined with increased pricing competition, which represented a decrease of approximately $0.60 per pound, partially offset by a higher-value product mix, which represented an increase of approximately $1.30 per pound.

Sales to the chemical processing market were $72.3 million in fiscal 2016, a decrease of 35.2% from $111.6 million in fiscal 2015, due to a 34.5% decrease in volume, combined with a 1.1%, or $0.29, decrease in the average selling price per pound. Volumes decreased due to a lower level of base business, reflecting the impact of low oil prices on the chemical processing market and a lower level of project orders shipped, especially in the first half, compared to fiscal 2015.  The decrease in the average selling price reflects lower raw material market prices, which represented a decrease of approximately $1.27 per pound, partially offset by a higher-value product mix, which increased average selling price by approximately $0.46 per pound, along with increased pricing, in the amount of approximately $0.52 per pound.

Sales to the industrial gas turbine market were $68.1 million in fiscal 2016, a decrease of 8.6% from $74.5 million in fiscal 2015, due to a 14.3% decrease in the average selling price per pound partially offset by an increase of 6.6% in volume.  The increase in volume is due primarily to an increased level of ingot and plate orders shipped in fiscal 2016 compared to fiscal 2015.  The decrease in average selling price per pound reflects a change to a lower-value product mix, which represented a decrease of approximately $0.32 per pound, increased pricing competition, which represented approximately $0.69 per pound of the decrease, combined with lower raw material market prices, which represented approximately $1.27 per pound of the decrease.

Sales to other markets were $45.0 million in fiscal 2016, a decrease of 24.7% from $59.8 million in fiscal 2015, due to a 29.0% decrease in volume, partially offset by a 6.1%, or $1.76, increase in average selling price per pound.  The decrease in volume is due to lower levels of specialty application project orders shipped in fiscal 2016.  The increase in the average selling price reflects a change in product mix to higher‑value forms and alloys, which represented an increase of approximately $4.25 per pound, partially offset by price competition, which decreased average selling price by approximately $1.21 per pound, combined with lower raw material market prices, which decrease average selling price by approximately $1.28 per pound.

Other Revenue.  Other revenue was $23.5 million in fiscal 2016, a decrease of 12.1% from $26.7 million in fiscal 2015. The decrease in other revenue is primarily attributable to decreased conversion services and miscellaneous revenue combined with adjustments to sales reserves.

Cost of Sales.  Cost of sales was $358.8 million, or 88.3% of net revenues, in fiscal 2016 compared to $394.0 million, or 80.8% of net revenues, in fiscal 2015. Cost of sales in fiscal 2016 decreased by $35.2 million as compared to fiscal 2015 primarily due to lower volume, partially offset by a higher-value product mix sold.

Gross Profit.  As a result of the above factors, gross margin was $47.6 million for fiscal 2016, a decrease of $46.1 million from $93.7 million in fiscal 2015. Gross margin as a percentage of net revenue decreased to 11.7% in fiscal 2016 as compared to 19.2% in fiscal 2015.  The decrease is primarily attributable to a less-profitable mix of products sold in fiscal 2016 related to the lower sales of specialty application projects and falling nickel prices.   Falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sold the higher-cost inventory melted in a prior period with higher nickel prices.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $39.7 million for fiscal 2016, a decrease of $2.9 million, or 6.8%, from $42.6 million in fiscal 2015. The decrease in expense was primarily driven by lower management incentive compensation expense in fiscal 2016.  Selling, general and administrative expenses as a percentage of net revenues increased to 9.8% for fiscal 2016, compared to 8.7% for fiscal 2015.

Research and Technical Expense.  Research and technical expense was $3.7 million, or 0.9% of revenue, for fiscal 2016, compared to $3.6 million, or 0.7% of net revenue, in fiscal 2015.

Operating Income.  As a result of the above factors, operating income in fiscal 2016 was $4.2 million, compared to operating income of $47.5 million in fiscal 2015.

Income Taxes.  A benefit from income taxes of $1.3 million was incurred in fiscal 2016 compared to expense of $16.7 million in fiscal 2015, resulting in a difference of $18.0 million.  The tax benefit realized in fiscal 2016 is primarily attributable to an increase in deferred tax assets as a result of an increase in the Company’s blended state tax rate.  The increased state tax rate had an approximately $1.8 million benefit to income taxes.  Additionally, the Company recognized a research and development tax credit that had a $0.8 million tax benefit partially offset by an unfavorable tax adjustment of $0.3 million as a result of a federal tax law that was enacted during the year.

Net Income.  As a result of the above factors, net income in fiscal 2016 was $5.0 million, a decrease of $25.5 million from net income of $30.5 million in fiscal 2015.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2014		2015		Amount	%
Net revenues	$455,410	100.0%	$487,635	100.0%	$32,225	7.1%
Cost of sales	408,112	89.6%	393,971	80.8%	(14,141)	(3.5)%
Gross profit	47,298	10.4%	93,664	19.2%	46,366	98.0%
Selling, general and administrative expense	38,693	8.5%	42,572	8.7%	3,879	10.0%
Research and technical expense	3,556	0.8%	3,598	0.7%	42	1.2%
Operating income	5,049	1.1%	47,494	9.7%	42,445	840.7%
Interest income	(139)	(0.0)%	(94)	(0.0)%	45	(32.4)%
Interest expense	68	0.0%	412	0.1%	344	505.9%
Income before income taxes	5,120	1.1%	47,176	9.7%	42,056	821.4%
Provision for income taxes	1,369	0.3%	16,690	3.4%	15,321	1,119.1%
Net income	$3,751	0.8%	$30,486	6.3%	$26,735	712.7%
Net income per share:
Basic	$0.30		$2.45
Diluted	$0.30		$2.45
Weighted average shares outstanding:
Basic	12,291,881		12,331,805
Diluted	12,321,700		12,344,209

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2014	2015	Amount	%
Net revenues (dollars in thousands)
Aerospace	$195,161	$215,062	$19,901	10.2%
Chemical processing	113,409	111,599	(1,810)	(1.6)%
Industrial gas turbine	86,743	74,456	(12,287)	(14.2)%
Other markets	44,411	59,794	15,383	34.6%
Total product revenue	439,724	460,911	21,187	4.8%
Other revenue	15,686	26,724	11,038	70.4%
Net revenues	$455,410	$487,635	$32,225	7.1%
Pounds by market (in thousands)
Aerospace	8,832	9,243	411	4.7%
Chemical processing	5,242	4,298	(944)	(18.0)%
Industrial gas turbine	5,886	4,657	(1,229)	(20.9)%
Other markets	1,701	2,063	362	21.3%
Total shipments	21,661	20,261	(1,400)	(6.5)%
Average selling price per pound
Aerospace	$22.10	$23.27	$1.17	5.3%
Chemical processing	21.63	25.97	4.34	20.0%
Industrial gas turbine	14.74	15.99	1.25	8.5%
Other markets	26.11	28.98	2.87	11.0%
Total product (excluding other revenue)	20.30	22.75	2.45	12.1%
Total average selling price (including other revenue)	$21.02	$24.07	$3.05	14.5%

Net Revenues.  Net revenues were $487.6 million in fiscal 2015, an increase of 7.1% from $455.4 million in fiscal 2014, due to an increase in average selling price per pound partially offset by a decrease in volume. The average product selling price was $22.75 per pound in fiscal 2015, an increase of 12.1%, or $2.45, from $20.30 per pound in fiscal 2014. Volume was 20.3 million pounds in fiscal 2015, a decrease of 6.5% from 21.7 million pounds in fiscal 2014, with reductions in the chemical processing and industrial gas turbine markets. Average product selling price increased due to a combination of a change to a higher-value product mix, which represented approximately $2.79 per pound of the increase and increased customer demand due to the end of supply chain destocking, representing approximately $0.49 per pound of the increase, partially offset by lower raw material market prices, which decreased average product selling price by approximately $0.83 per pound.

Sales to the aerospace market were $215.1 million in fiscal 2015, an increase of 10.2% from $195.2 million in fiscal 2014, due to a 4.7% increase in volume combined with a 5.3%, or $1.17, increase in the average selling price per pound. The increase in volume reflected the better flow of inventory in the aerospace supply chain which was more reflective of end-use demand than in prior periods.  The average selling price per pound increased primarily due to the impact of a large, lower-priced ingot project that shipped in fiscal 2014, which represented approximately $0.94 of the increase, combined with a change to a higher-value product mix, which represented approximately $1.06 of the increase.  Lower raw material market prices decreased average selling price by approximately $0.83.

Sales to the chemical processing market were $111.6 million in fiscal 2015, a decrease of 1.6% from $113.4 million in fiscal 2014, due to an 18.0% decrease in volume, partially offset by a 20.0%, or $4.34, increase in the average selling price per pound. The increase in the average selling price reflected a higher-value product mix, which increased average selling price by approximately $3.79 per pound, along with increased pricing of approximately $1.56 per pound, partially offset by lower raw material market prices, which deceased average selling price by approximately $1.01 per pound.

Sales to the industrial gas turbine market were $74.5 million in fiscal 2015, a decrease of 14.2% from $86.7 million in fiscal 2014, due to a 20.9% decrease in volume partially offset by an increase of 8.5%, or $1.25, in the average selling price per pound. The decrease in volume was primarily due to lower levels of transactional business resulting from falling nickel prices and sporadic demand.  The increase in average selling price per pound reflects a change to a higher-value product mix, which represented an increase of approximately $0.65, and increased pricing, which represented an increase of approximately $1.30 per pound, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.70 per pound.

Sales to other markets were $59.8 million in fiscal 2015, an increase of 34.6% from $44.4 million in fiscal 2014, due to an 11.0%, or $2.87, increase in average selling price per pound combined with a 21.3% increase in volume. The increase in volume was due to specialty application project orders shipped in fiscal 2015, which reflects the project-oriented nature of these markets.  The increase in the average selling price reflected a change in product mix resulting from the increase of sales of higher‑value forms and alloys, which represented an increase of approximately $4.60 per pound, and continued price competition, which decreased average selling price per pound by approximately $1.00 per pound, combined with lower raw material market prices, which decreased average selling price per pound by approximately $0.73 per pound.

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

Selling, General and Administrative Expense.  Selling, general and administrative expense was $42.6 million for fiscal 2015, an increase of $3.9 million, or 10.0%, from $38.7 million in fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues increased to 8.7% for fiscal 2015, compared to 8.5% for fiscal 2014.  Higher incentive compensation and commissions as compared to the prior fiscal year were partially offset by foreign currency gains.

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

Liquidity and Capital Resources

Comparative cash flow analysis (2015 to 2016)

During fiscal 2016, the Company’s primary sources of cash were cash on‑hand and cash from operations, as detailed below. At September 30, 2016, the Company had cash and cash equivalents of $59.3 million (excluding restricted cash of $5.4 million) compared to cash and cash equivalents of $49.0 million at September 30, 2015. As of September 30, 2016, the Company had cash and cash equivalents of $13.7 million that was held by foreign subsidiaries in various currencies.

Net cash provided by operating activities was $54.0 million in fiscal 2016 compared to $48.4 million in fiscal 2015. The higher cash provided in fiscal 2016 compared to fiscal 2015 was largely driven by changes in working capital, in particular, cash provided from accounts receivable of $11.0 million in fiscal 2016 compared to cash used from lower accounts receivable of $5.0 million in fiscal 2015.  Additionally, cash used from lower accounts payable and accrued expenses of $1.8 million in fiscal 2016 was less than cash used from lower accounts payable and accrued expenses of $8.7 million in fiscal 2015, and cash provided from lower inventory of $6.6 million in fiscal 2016 was higher than cash provided from lower inventory of $4.1 million in fiscal 2015.  Other significant contributors to the higher cash provided by operating activities were income tax refunds of $6.5 million in fiscal 2016 compared to tax payments of $14.0 million in fiscal 2015 as well as the receipt of advance payments from customers (recorded as deferred revenue), which amounted to a favorable $5.0 million change.  Partially offsetting the above mentioned cash flow drivers was lower net income of $5.0 million in fiscal 2016 compared to $30.5 million fiscal 2015.

Net cash used in investing activities in fiscal 2016 of $31.6 million was lower than cash used in investing activities in fiscal 2015 of $33.1 million by $1.5 million as a result of the acquisition of the Leveltek – LaPorte assets of $14.6 million that occurred in fiscal 2015, partially offset by higher additions to property, plant and equipment of $13.1 million in fiscal 2016.

Net cash used in financing activities in fiscal 2016 of $11.5 million included $11.0 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy employment withholding taxes in relation to the vesting of restricted stock granted to employees.

Comparative cash flow analysis (2014 to 2015)

Net cash provided by operating activities was $48.4 million in fiscal 2015 compared to $26.9 million in fiscal 2014. Net income of $30.5 million in fiscal 2015 was $26.7 million higher than the $3.8 million reported in fiscal 2014.  Additional factors in the comparison of net cash proved by operating activities for fiscals 2014 and 2015 included cash generated from lower inventories of $4.1 million in fiscal 2015 compared to cash used of $22.3 million in fiscal 2014, a change of $26.3 million.  Cash used from higher accounts receivable of $5.0 million in fiscal 2015 as compared to cash generated from lower accounts receivable of $9.9 million in fiscal 2014, a change of $14.9 million and cash used from lower accounts payable of $8.7 million in fiscal 2015 as compared to cash generated from higher accounts payable of $15.7 million in fiscal 2014, a change of $24.4 million.

Net cash used in investing activities in fiscal 2015 of $33.1 million was lower than cash used in investing activities in fiscal 2014 of $39.7 million by $6.5 million as a result of lower additions to property, plant and equipment of $21.1 million, partially offset by charges related to the acquisition of the Leveltek – LaPorte assets in fiscal 2015 of $14.6 million.

Net cash used in financing activities in fiscal 2015 of $11.4 million included $11.0 million of dividend payments.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2017 are expected to consist primarily of cash generated from operations, cash on‑hand and, if needed, borrowings under the U.S. revolving credit facility. At September 30, 2016, the Company had cash of $59.3 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2016, the U.S. revolving credit facility had a zero balance. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.20% per annum (0.25% prior to the July 7, 2016 amendment) on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount (12.5% prior to the July 7, 2016 amendment). The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2016, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this

Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;
•	Capital spending;
•	Dividends to stockholders; and
•	Pension and postretirement plan contributions.

Capital investment in fiscal 2016 was $31.6 million, and the plan for capital spending in fiscal 2017 is $22.0 million. See “Summary of Capital Spending” in this Annual Report on Form 10‑K for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2016:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$1,350	$280	$560	$510	$—
Operating lease obligations	7,410	3,084	3,594	711	21
Capital lease obligations	10,356	567	1,139	1,106	7,544
Raw material contracts (primarily nickel)	24,060	17,543	6,517	—	—
Capital projects and other commitments	12,084	12,084	—	—	—
Pension plan(2)	132,010	6,000	12,668	20,579	92,763
Non-qualified pension plans	853	95	190	190	378
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	683	70	133	158	322
Total	$238,806	$44,723	$34,801	$33,254	$126,028

(1)	As of September 30, 2016, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $132,010 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

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

Critical Accounting Policies and Estimates

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on‑going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairments, retirement benefits, matters related to product liability and other lawsuits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and, in some cases, actuarial techniques and various other factors that are believed to be reasonable under the circumstances. The results of this process form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long‑term rate of return on plan assets would result in an increase in annual pension expense of about $464,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long‑term rate of return, an asset gain or loss is created. For funding purposes, gains and losses are generally amortized over a 7‑year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $170,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $11.3 million higher liability for the U.S. pension plan and $5.9 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 7.2 and 8.2 years, respectively.

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

During the fourth quarter of fiscal 2016, the Company offered a lump sum or annuity pension distribution option to terminated vested participants of the U.S. pension plan.  This option was accepted by 146 participants who received distributions totaling $8,688.  The individuals who accepted the lump sum option were no longer participants in the pension plan as of September 30, 2016.

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

Stock Option Plans

Stock options are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date of grant using the Black‑Scholes option pricing model with assumptions on dividend yield, risk‑free interest rate, expected volatilities, expected forfeiture rate and expected lives of the options.

2016 Incentive Compensation Plan

On March 1, 2016, the stockholders approved the Haynes International, Inc. 2016 Incentive Compensation Plan, which provides for forms of equity awards, such as restricted stock units, performance shares and performance units that were not available under the prior plans.  As of September 30, 2016, no awards have been granted under the 2016 Incentive Compensation Plan.  Grants may be subject to performance goals or may be time-based.  Awards may be subject to forfeiture if employment or service terminates prior to the end of the vesting period or if any applicable performance goals are not met.  The Company will assess, on an ongoing basis, the probability of whether performance goals will be achieved.  The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved.  The fair value of the grants is determined based upon the closing price of the Company’s common stock on the grant date.

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

Recently Issued Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and the price of raw materials, particularly nickel.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s revolver availability is at a variable rate at September 30, 2015 and 2016. The Company’s outstanding variable rate debt was zero at September 30, 2015 and 2016. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

Item 8.  Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2016 and 2015 and for the years ended September 30, 2016, September 30, 2015 and September 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Haynes International, Inc.

Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. We also have audited the Company's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN

November 17, 2016

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$49,045	$59,297
Restricted cash (Note 21)	—	5,446
Accounts receivable, less allowance for doubtful accounts of $869 and $402 at September 30, 2015 and September 30, 2016, respectively	75,593	61,612
Inventories	247,836	236,558
Income taxes receivable	3,699	538
Deferred income taxes—current portion	6,295	—
Other current assets	2,974	2,809
Total current assets	385,442	366,260
Property, plant and equipment, net	185,351	199,182
Deferred income taxes—long term portion	53,958	71,010
Prepayments and deferred charges	1,877	1,798
Goodwill	4,789	4,789
Other intangible assets, net	6,774	6,562
Total assets	$638,191	$649,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,386	$29,925
Accrued expenses	16,576	12,880
Accrued pension and postretirement benefits	4,965	5,095
Deferred revenue—current portion	2,500	7,488
Total current liabilities	53,427	55,388
Long-term obligations (less current portion)	4,574	8,256
Deferred revenue (less current portion)	25,329	22,829
Deferred income taxes	—	1,578
Accrued pension benefits (less current portion)	107,208	130,134
Accrued postretirement benefits (less current portion)	105,664	120,117
Total liabilities	296,202	338,302
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,467,498 and 12,520,308 shares issued and 12,446,000 and 12,491,149 outstanding at September 30, 2015 and September 30, 2016, respectively)	12	12
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	244,488	246,625
Accumulated earnings	186,533	180,565
Treasury stock, 21,498 shares at September 30, 2015 and 29,159 shares at September 30, 2016	(1,091)	(1,380)
Accumulated other comprehensive loss	(87,953)	(114,523)
Total stockholders’ equity	341,989	311,299
Total liabilities and stockholders’ equity	$638,191	$649,601

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2014	2015	2016
Net revenues	$455,410	$487,635	$406,359
Cost of sales	408,112	393,971	358,779
Gross profit	47,298	93,664	47,580
Selling, general and administrative expense	38,693	42,572	39,684
Research and technical expense	3,556	3,598	3,698
Operating income	5,049	47,494	4,198
Interest income	(139)	(94)	(108)
Interest expense	68	412	555
Income before income taxes	5,120	47,176	3,751
Provision for (benefit from) income taxes	1,369	16,690	(1,269)
Net income	$3,751	$30,486	$5,020
Net income per share:
Basic	$0.30	$2.45	$0.40
Diluted	$0.30	$2.45	$0.40
Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2014	2015	2016
Net income	$3,751	$30,486	$5,020
Other comprehensive loss, net of tax:
Pension and postretirement	(4,038)	(21,958)	(19,569)
Foreign currency translation adjustment	(991)	(4,167)	(7,001)
Other comprehensive loss	(5,029)	(26,125)	(26,570)
Comprehensive income (loss)	$(1,278)	$4,361	$(21,550)

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2013	12,332,592	$12	$238,941	$174,154	$(505)	$(56,799)	$355,803
Net income				3,751			3,751
Dividends paid ($0.88 per share)				(10,906)			(10,906)
Other comprehensive income						(5,029)	(5,029)
Exercise of stock options	54,913		1,519				1,519
Tax impact of forfeited vested options			158				158
Issue restricted stock (less forfeitures)	37,250
Purchase of treasury stock	(6,284)				(335)		(335)
Stock compensation			1,769				1,769
Balance September 30, 2014	12,418,471	$12	$242,387	$166,999	$(840)	$(61,828)	$346,730
Net income				30,486			30,486
Dividends paid ($0.88 per share)				(10,952)			(10,952)
Other comprehensive loss						(26,125)	(26,125)
Exercise of stock options							—
Tax impact of forfeited vested options			(28)				(28)
Tax impact of dividends on restricted stock			(55)				(55)
Issue restricted stock (less forfeitures)	32,750
Purchase of treasury stock	(5,221)				(251)		(251)
Stock compensation			2,184				2,184
Balance September 30, 2015	12,446,000	$12	$244,488	$186,533	$(1,091)	$(87,953)	$341,989
Net income				5,020			5,020
Dividends paid ($0.88 per share)				(10,988)			(10,988)
Other comprehensive loss						(26,570)	(26,570)
Exercise of stock options	10,000		310				310
Tax impact of forfeited vested options			(114)				(114)
Tax impact of vesting and dividends on restricted stock			(39)				(39)
Issue restricted stock (less forfeitures)	42,810
Purchase of treasury stock	(7,661)				(289)		(289)
Stock compensation			1,980				1,980
Balance September 30, 2016	12,491,149	$12	$246,625	$180,565	$(1,380)	$(114,523)	$311,299

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2014	2015	2016
Cash flows from operating activities:
Net income	$3,751	$30,486	$5,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,861	18,997	20,533
Amortization	416	511	503
Pension and post-retirement expense - U.S. and U.K.	10,293	12,592	19,048
Change in long-term obligations	(22)	(498)	73
Stock compensation expense	1,769	2,184	1,980
Excess tax expense from restricted stock vesting	(614)	55	153
Deferred revenue	(2,500)	(2,500)	2,488
Deferred income taxes	(1,954)	2,810	1,428
Loss on disposition of property	500	399	438
Change in assets and liabilities:
Restricted cash	—	—	(5,446)
Accounts receivable	9,893	(5,011)	10,965
Inventories	(22,275)	4,073	6,611
Other assets	(336)	117	237
Accounts payable and accrued expenses	15,722	(8,685)	(1,782)
Income taxes	2,522	(99)	3,773
Accrued pension and postretirement benefits	(6,080)	(7,036)	(12,035)
Net cash provided by operating activities	26,946	48,395	53,987
Cash flows from investing activities:
Additions to property, plant and equipment	(39,694)	(18,546)	(31,633)
Acquisition of Leveltek - LaPorte assets	—	(14,600)	—
Net cash used in investing activities	(39,694)	(33,146)	(31,633)
Cash flows from financing activities:
Dividends paid	(10,906)	(10,952)	(10,988)
Proceeds from exercise of stock options	1,063	—	310
Payment for purchase of treasury stock	(335)	(251)	(289)
Excess tax expense from restricted stock vesting	614	(55)	(153)
Payment for debt issuance cost	—	—	(291)
Payments on long-term obligation	—	(173)	(91)
Net cash used in financing activities	(9,564)	(11,431)	(11,502)
Effect of exchange rates on cash	(143)	(644)	(600)
Increase (decrease) in cash and cash equivalents:	(22,455)	3,174	10,252
Cash and cash equivalents:
Beginning of period	68,326	45,871	49,045
End of period	$45,871	$49,045	$59,297
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$3	$347	$486
Income taxes paid (refunded), net	$811	$14,017	$(6,471)
Capital expenditures incurred but not yet paid	$1,293	$1,741	$1,869
Capital lease obligation incurred	$—	$4,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and as otherwise noted)

Note 1.  Background and Organization

Description of Business

Haynes International, Inc. and its subsidiaries (the “Company” or “Haynes”) develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace, industrial gas turbine and chemical processing industries. The Company’s products are high-temperature resistant alloys (“HTA”) and corrosion-resistant alloys (“CRA”). The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloys primarily in sheet, coil and plate forms. In addition, the Company produces its products as seamless and welded tubulars, and in slab, bar, billets and wire forms.

High-performance alloys are characterized by highly engineered, often proprietary, metallurgical formulations primarily of nickel, cobalt and other metals with complex physical properties. The complexity of the manufacturing process for high-performance alloys is reflected in the Company’s relatively high average selling price per pound, compared to the average selling price of other metals, such as carbon steel sheet, stainless steel sheet and aluminum. The high-performance alloy industry has significant barriers to entry such as the combination of (i) demanding end-user specifications, (ii) a multi-stage manufacturing process and (iii) the technical sales, marketing and manufacturing expertise required to develop new applications.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for Goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist. If the carrying value of the trademarks exceeds the fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The impairment test for goodwill is performed using a two-step approach.  The first step is the estimation of the fair value of the reporting unit, which is compared to its respective carrying value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  No impairment was recognized in the years ended September 30, 2015 or 2016 because the fair value exceeded the carrying values.

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC in LaPorte, Indiana for $14,600 in cash (See Note 19, Acquisition).  In connection with the acquisition, the Company recorded goodwill of $4,789 and customer relationships intangible assets of $2,100.  As the customer relationships have a definite life, the Company amortizes them over a period of sixteen years under an accelerated method and tests them for impairment at least annually as of August 31.

During fiscal 2016, there were no changes in the carrying amount of goodwill.

Amortization of the patents, non-competes, customer relationships and other intangibles was $416, $511 and $503 for the years ended September 30, 2014, 2015 and 2016, respectively. The following represents a summary of intangible assets at September 30, 2015 and 2016:

	Gross	Accumulated	Carrying
September 30, 2015	Amount	Amortization	Amount
Patents	$4,030	$(3,091)	$939
Trademarks	3,800	—	3,800
Customer relationships	2,100	(119)	1,981
Other	330	(276)	54
	$10,260	$(3,486)	$6,774

	Gross	Accumulated	Carrying
September 30, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,370)	$660
Trademarks	3,800	—	3,800
Customer relationships	2,100	(275)	1,825
Other	291	(14)	277
	$10,221	$(3,659)	$6,562

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2017	526
2018	486
2019	304
2020	198
2021	194
Thereafter	1,054

G.Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives, which are generally as follows:

Buildings and improvements			40	years
Machinery and equipment	5	—	14	years
Land improvements			20	years

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

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There were no triggering events during the years ended September 30, 2015 or 2016 and thus no impairment was recognized.

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

I.Pension and Postretirement Benefits

The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in the plan. Effective January 1, 2007 a plan amendment of the postretirement medical plan caps the Company’s liability related to retiree health care costs at $5,000 annually.

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

K.Research and Technical Costs

Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2014, 2015 and 2016 were $3,556, $3,598 and $3,698, respectively.

L.Income Taxes

The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company utilizes prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority (See Note 6, Income Taxes).

M.Stock Based Compensation

As described in Note 11, the Company has incentive compensation plans that provide for the issuance of restricted stock, restricted stock units, performance shares, stock options and stock appreciation rights to key employees and non-employee directors.  We recognize compensation expense under the modified prospective method as a component of operating expenses.

N.Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2015 and 2016, the Company had no foreign currency exchange contracts outstanding.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2016, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

During 2014, 2015 and 2016, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management’s expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2014	2015	2016
Numerator: Basic and Diluted
Net income	$3,751	$30,486	$5,020
Dividends paid	(10,906)	(10,952)	(10,988)
Undistributed income (loss)	(7,155)	19,534	(5,968)
Percentage allocated to common shares (a)	99.2%	99.1%	99.0%
Undistributed income (loss) allocated to common shares	(7,098)	19,358	(5,910)
Dividends paid on common shares outstanding	10,819	10,853	10,881
Net income available to common shares	3,721	30,211	4,971
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,291,881	12,331,805	12,361,483
Adjustment for dilutive potential common shares	29,819	12,404	4,714
Weighted average shares outstanding - Diluted	12,321,700	12,344,209	12,366,197

Basic net income per share	$0.30	$2.45	$0.40
Diluted net income per share	$0.30	$2.45	$0.40

Number of stock option shares excluded as their effect would be anti-dilutive	180,435	289,130	378,852
Number of restrictive stock shares excluded as their effect would be anti-dilutive	98,463	111,450	121,185

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,291,881	12,331,805	12,361,483
Unvested participating shares	98,463	112,275	121,185
	12,390,344	12,444,080	12,482,668

Q.Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect, if any, on its consolidated financial statements.

In May, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).   This update is removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted.  Beginning in fiscal 2017, the Company will remove investments in which fair value is measured using net asset value form the fair value hierarchy table within the footnotes to the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): The objective requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability.  In August 2015, the clarification was released (ASU 2015-15) to address presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  This amendment allows for the reporting entity to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, including interim periods within that reporting period.  It is effective for fiscal 2017, including interim periods, and is not expected to result in a material impact to the Company’s consolidated financial statements or the related disclosures.

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

Note 3.  Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The following is a summary of the major classes of inventories:

	September 30,
	2015	2016
Raw Materials	$27,152	$21,587
Work-in-process	117,601	118,822
Finished Goods	101,731	94,772
Other	1,352	1,377
	$247,836	$236,558

Note 4.  Property, Plant and Equipment

The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2015	2016
Land and land improvements	$6,992	$7,207
Buildings and improvements	36,326	37,343
Machinery and equipment	251,701	262,717
Construction in process	7,400	28,562
	302,419	335,829
Less accumulated depreciation	(117,068)	(136,647)
	$185,351	$199,182

The Company has $311 of assets under a capital lease for equipment related to the service center operation in Shanghai, China and $4,106 of assets under capital lease for a building at the LaPorte, Indiana service center.

Note 5.  Accrued Expenses

The following is a summary of the major classes of accrued expenses:

	September 30,
	2015	2016
Employee compensation	$10,935	$7,394
Taxes, other than income taxes	2,815	2,264
Utilities	971	992
Professional Fees	583	615
Capital lease obligation, current	468	383
Other	804	1,232
	$16,576	$12,880

Note 6.  Income Taxes

The components of income before provision for income taxes are as follows:

	Year Ended September 30,
	2014	2015	2016
Income before income taxes:
U.S.	$(360)	$36,327	$(4,160)
Foreign	5,480	10,849	7,911
Total	$5,120	$47,176	$3,751
Provision for income taxes:
Current:
U.S. Federal	$427	$11,207	$(4,427)
Foreign	1,012	1,690	1,368
State	541	686	(141)
Total	1,980	13,583	(3,200)
Deferred:
U.S. Federal	(983)	(79)	4,582
Foreign	302	690	(105)
State	70	2,368	(2,954)
Valuation allowance	—	128	408
Total	(611)	3,107	1,931
Total provision for income taxes	$1,369	$16,690	$(1,269)

The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2014	2015	2016
Statutory federal tax rate	35%	35%	35%
Tax provision for income taxes at the statutory rate	$1,792	$16,512	$1,313
Foreign tax rate differentials	(605)	(1,417)	(1,505)
Provision for state taxes, net of federal taxes	230	818	778
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	173	419	523
Manufacturer’s deduction	—	(1,213)	(98)
Tax credits	(91)	(240)	(1,198)
State tax rate change impact on deferred tax asset	157	1,565	(1,819)
Change in Valuation Allowance	—	128	408
Other, net	(287)	118	329
Provision for income taxes at effective tax rate	$1,369	$16,690	$(1,269)
Effective tax rate	26.7%	35.4%	(33.8)%

During fiscal 2014, the Company’s effective tax rate was lower than the statutory rate, primarily due to a higher proportion of income in lower tax jurisdictions.  The Company generated a taxable loss in the United States, which was carried back to earlier years.

During fiscal 2015, the Company’s effective tax rate was higher than the statutory rate, primarily due to a change in the Indiana tax law that was enacted in May, 2015, which decreased the deferred tax asset and increased tax expense.

During fiscal 2016, the Company’s effective tax rate was negative relative to the statutory rate, primarily due to an increase in the value of the Company’s deferred tax assets driven by a higher state tax rate and research credits.  Additionally, the Company earned a greater proportion of profitability in foreign jurisdictions.

Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2015	2016
Deferred tax assets:
Pension and postretirement benefits	$77,076	$93,238
TIMET Agreement	10,024	9,361
Inventories	3,771	3,405
Accrued compensation and benefits	2,027	2,264
Accrued expenses and other	2,085	3,132
Tax attributes	778	1,642
Valuation allowance	(128)	(532)
Total deferred tax assets	$95,633	$112,510
Deferred tax liabilities:
Property, plant and equipment, net	$(34,109)	$(41,645)
Intangible and other	(1,271)	(1,433)
Total deferred tax liabilities	$(35,380)	$(43,078)

Net deferred tax assets (liabilities)	$60,253	$69,432
Net current deferred tax assets	$6,295	$—
Net long-term deferred tax assets (liabilities)	$53,958	$69,432

As of September 30, 2016, the Company had state tax net operating loss carryforwards of approximately $3,453, tax credits of $1,198 and foreign net operating loss carryforwards of $349. As of September 30, 2015, the Company had state tax net operating loss of approximately $24, tax credits of $778 and foreign net operating loss carryforwards of $483. The Company has recorded a valuation allowance against the foreign net operating loss carryforwards of $349 because management does not believe that it is more likely than not that net operating loss carryforwards will be realized prior to their expiration.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $54,172 at September 30, 2016. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

As of September 30, 2016, the Company was open to examination in the U.S. federal income tax jurisdiction for the 2014 through 2016 tax years and in various foreign jurisdictions from 2011 through 2016. The Company is also open to examination in various states in the U.S., none of which were individually material.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The objective of this update is to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the Consolidated Balance Sheet. As permitted, the Company early adopted this standard prospectively for the fiscal year beginning October 1, 2015.  Prior periods were not retrospectively adjusted.

Note 7.  Debt

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate,” plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2016, the U.S. revolving credit facility had a zero balance. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.20% per annum (0.25% prior to the July 7, 2016 amendment) on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants such as fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount (12.5% prior to the July 7, 2016 amendment). The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2016, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

The Company’s U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 2,000 pounds sterling ($2,595), all of which was available on September 30, 2016. The Company’s French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 240 Euro ($268), all of which was available on September 30, 2016. The Company’s Swiss subsidiary (Haynes International AG) has an overdraft banking facility of 400 Swiss Francs ($412), all of which was available on September 30, 2016.

Note 8.  Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for these groups. Expenses associated with this plan for the years ended September 30, 2014, 2015 and 2016 totaled $1,436, $1,598 and $1,652, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2014, 2015 and 2016.

Defined Benefit Plans

The Company has non-contributory defined benefit pension plans which cover most employees in the U.S. and certain foreign subsidiaries. In the U.S. salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). In fiscal 2008, the Company made amendments to the U.S. pension plan which included the freezing of benefit accruals for all non-union employees in the U.S. while increasing the matching contributions to its 401(k) plan for all participants.  Effective September 30, 2009, the U.K. pension plan was amended to freeze benefit accruals for members of its plan.

Benefits provided under the Company’s U.S. defined benefit pension plan are based on years of service and the employee’s final compensation. The Company’s funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2014, 2015 and 2016 was $84, $140 and $91, respectively. Accrued liabilities in the amount of $858 and $854 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2015 and 2016, respectively.

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

The Company made contributions of $1,500 and $6,000 to fund its domestic Company-sponsored pension plan for the year ended September 30, 2015 and 2016, respectively. The Company’s U.K. subsidiary made contributions of $909 and $778 for the years ended September 30, 2015 and 2016, respectively, to the U.K. pension plan.

During the fourth quarter of fiscal 2016, the Company offered a lump sum or annuity pension distribution option to terminated vested participants of the U.S. pension plan.  This option was accepted by 146 participants who received distributions totaling $8,688.  The individuals who accepted the lump sum option were no longer participants in the pension plan as of September 30, 2016.

The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans is summarized below:

	Defined Benefit		Postretirement
	Pension Plans		Health Care Benefits
	Year Ended		Year Ended
	September 30,		September 30,
	2015	2016	2015	2016
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$288,559	$311,943	$105,387	$110,534
Service cost	3,898	4,080	337	232
Interest cost	11,203	12,050	4,385	4,595
Actuarial losses	21,861	32,370	5,097	15,283
Benefits paid	(13,578)	(23,105)	(4,672)	(5,527)
Projected benefit obligation at end of year	$311,943	$337,338	$110,534	$125,117
Change in Plan Assets:
Fair value of plan assets at beginning of year	$216,962	$205,498	$—	$—
Actual return on assets	(295)	18,792	—	—
Employer contributions	2,409	6,778	4,672	5,527
Benefits paid	(13,578)	(23,105)	(4,672)	(5,527)
Fair value of plan assets at end of year	$205,498	$207,963	$—	$—
Funded Status of Plan:
Unfunded status	$(106,445)	$(129,375)	$(110,534)	$(125,117)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement		Non-Qualified		All Plans
	Pension Plans		Health Care Benefits		Pension Plans		Combined
	September 30,		September 30,		September 30,		September 30,
	2015	2016	2015	2016	2015	2016	2015	2016
Accrued pension and postretirement benefits:
Current	$—	$—	$(4,870)	$(5,000)	$(95)	$(95)	$(4,965)	$(5,095)
Non-current	(106,445)	(129,375)	(105,664)	(120,117)	(763)	(759)	(212,872)	(250,251)
Accrued pension and postretirement benefits	$(106,445)	$(129,375)	$(110,534)	$(125,117)	$(858)	$(854)	$(217,837)	$(255,346)
Accumulated other comprehensive loss:
Net loss	97,268	116,388	35,177	47,636	—	—	132,445	164,024
Prior service cost	3,828	3,020	—	—	—	—	3,828	3,020
Total accumulated other comprehensive loss	$101,096	$119,408	$35,177	$47,636	$—	$—	$136,273	$167,044
Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$8,838	$11,268	$2,825	$4,278	$—	$—	$11,663	$15,546
Amortization of prior service cost	808	808	—	—	—	—	808	808
	$9,646	$12,076	$2,825	$4,278	$—	$—	$12,471	$16,354

The accumulated benefit obligation for the pension plans was $299,039 and $317,754 at September 30, 2015 and 2016, respectively.

The cost of the Company’s postretirement benefits are accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2014	2015	2016
Service cost	$3,971	$3,898	$4,080
Interest cost	11,989	11,203	12,050
Expected return on assets	(15,033)	(15,117)	(14,380)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	4,612	4,645	8,838
Net periodic cost	$6,347	$5,437	$11,396

	Postretirement
	Health Care Benefits
	Year Ended September 30,
	2014	2015	2016
Service cost	$267	$337	$232
Interest cost	4,578	4,385	4,595
Amortization of unrecognized prior service cost	(2,895)	—	—
Recognized actuarial loss	1,996	2,433	2,825
Net periodic cost	$3,946	$7,155	$7,652

Assumptions

A 5.0% ( 5.0%-2015) annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0%  (    5.0%-2015) annual rate of increase for ages over 65 were assumed for 2016, and remaining at 5.0% for the under 65 and over 65 age groups by the year 2016. A one percentage point change in assumed health care cost trend rates would have no effect on the total of service and interest cost components of pension expense in fiscal 2016 or on the accumulated postretirement benefit obligation as of September 30, 2016.  The effect on total of service and interest cost components and the effect on accumulated postretirement benefit obligation is zero due to the plan amendment that caps the Company costs at $5,000 on an undiscounted basis per year.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2015 and 2016 were determined based on the following assumptions:

	September 30,	September 30,
	2015	2016
Discount rate (postretirement health care)	4.25%	3.50%
Discount rate (U.S. pension plan)	4.00%	3.25%
Discount rate (U.K. pension plan)	3.70%	2.30%
Rate of compensation increase (U.S. pension plan only)	3.50%	3.50%

The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit
	Pension and
	Postretirement Health
	Care Plans
	Year Ended
	September 30,
	2014	2015	2016
Discount rate (postretirement health care plan)	4.750%	4.250%	4.250%
Discount rate (U.S. pension plan)	4.500%	4.000%	4.000%
Discount rate (U.K. pension plan)	4.300%	3.900%	3.700%
Expected return on plan assets (U.S. pension plan)	7.500%	7.500%	7.500%
Expected return on plan assets (U.K. pension plan)	4.800%	4.400%	4.100%
Rate of compensation increase (U.S. pension plan only)	3.500%	3.500%	3.500%

In accordance with the Mortality Improvement Scale MP-2014, released by the Society of Actuaries in October 2014, the Company applied the new mortality assumptions which were used in the determination of the projected benefit obligation as of September 30, 2015.  These new assumptions reflected a mortality improvement that was the primary determinant in realizing actuarial losses of $21.9 million and $5.1 million in pension and postretirement plans, respectively.  These losses result in increases in the accrued pension liability, the accrued post-retirement liability and corresponding increases in accumulated other comprehensive income, during fiscal 2015.

Plan Assets and Investment Strategy

The Company’s pension plan assets by level within the fair value hierarchy at September 30, 2015 and 2016, are presented in the table below. The pension plan assets were accounted for at fair value. For more information on a description of the fair value hierarchy, see Note 16.

	September 30, 2015
	Level 1
	Active	Level 2	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$62,011	$—	$—	$62,011
Common /collective funds
Bonds	—	78,064	—	78,064
U.S. common stock	—	37,323	—	37,323
International equity	9,040	—	—	9,040
Total U.S.	$71,051	$115,387	$—	$186,438
U.K. Plan Assets:
Equities	$—	$8,539	$—	$8,539
Bonds	—	3,071	—	3,071
Other	—	7,450	—	7,450
Total U.K.	$—	$19,060	$—	$19,060
Total pension plan assets	$71,051	$134,447	$—	$205,498

	September 30, 2016
	Level 1
	Active	Level 2	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$64,333	$—	$—	$64,333
Common /collective funds
Bonds	—	75,686	—	75,686
U.S. common stock	—	39,735	—	39,735
International equity	9,461	—	—	9,461
Total U.S.	$73,794	$115,421	$—	$189,215
U.K. Plan Assets:
Equities	$—	$7,499	$—	$7,499
Bonds	—	9,187	—	9,187
Other	—	2,062	—	2,062
Total U.K.	$—	$18,748	$—	$18,748
Total pension plan assets	$73,794	$134,169	$—	$207,963

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

In determining the expected rate of return on U.S. plan assets, the Company takes into account the plan’s allocation at September 30, 2016 of 60% equities and 40% fixed income. The Company assumes an approximately 3.00% to 4.00% equity risk premium above the broad bond market yields of 5.00% to 7.00%. Note that over very long historical periods, the realized risk premium has been higher. The Company believes that its assumption of a 7.5% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

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

Contributions and Benefit Payments

The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans, and the U.K. pension plan in fiscal 2017.

Pension and postretirement health care benefits, which include expected future service, are expected to be paid out of the respective plans as follows:

		Postretirement
Fiscal Year Ending September 30	Pension	Health Care
2017	$14,835	$5,000
2018	15,132	5,000
2019	15,541	5,000
2020	16,132	5,000
2021	16,481	5,000
2022 - 2026 (in total)	90,492	25,000

Note 9.  Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,518, $3,403 and $3,726 for the years ended September 30, 2014, 2015 and 2016, respectively. Rent expense does not include income from sub-lease rentals totaling $147, $105 and $120 for the years ended September 30, 2014, 2015 and 2016, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2016, are as follows:

Operating
2017	$3,084
2018	2,063
2019	1,531
2020	663
2021	48
2022 and thereafter	21
$7,410

Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $75 due in the future.

Note 10.  Legal, Environmental and Other Contingencies

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

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post‑closure environmental monitoring and care for the certain areas of its Kokomo and Mountain Home, North Carolina facilities, respectively.

The Company is required to, among other things, monitor groundwater and to continue post‑closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

As of September 30, 2016, the Company has accrued $683 for post-closure monitoring and maintenance activities, of which $608 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at September 30, 2016.

2017	$—
2018	78
2019	59
2020	50
2021	50
2022 and thereafter	371
$608

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company is working with that department to determine the extent of the issue and appropriate remediation.

Note 11.  Stock-based Compensation

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

The following table summarizes the activity under the restricted stock plan for the year ended September 30, 2016:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2015	111,450	$49.07
Granted	54,210	$37.75
Forfeited / Canceled	(11,400)	$48.05
Vested	(33,250)	$47.56
Unvested at September 30, 2016	121,010	$44.51
Expected to vest	94,660	$43.12

Compensation expense related to restricted stock for the years ended September 30, 2014, 2015 and 2016 was $1,295, $1,650, and $1,466, respectively. The remaining unrecognized compensation expense at September 30, 2016 was $1,584, to be recognized over a weighted average period of 0.68 years. During fiscal 2016, the Company repurchased 7,661 shares of stock from employees at an average purchase price of $37.72 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

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

On November 24, 2015, the Company granted 79,800 options at an exercise price of $37.75, the fair market value of the Company’s common stock the day of the grant. During fiscal 2016, 10,000 options were exercised.

The stock-based employee compensation expense for stock options for the years ended September 30, 2014, 2015 and 2016 was $474, $534 and $514, respectively. The remaining unrecognized compensation expense at September 30, 2016 was $764, to be recognized over a weighted average vesting period of 1.50 years.

The following table summarizes the activity under the stock option plans for the year ended September 30, 2016:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2015	358,601		$50.37
Granted	79,800		$37.75
Exercised	(10,000)		$31.00
Canceled	—		$—
Outstanding at September 30, 2016	428,401	$272	$48.47	5.48	yrs.
Vested or expected to vest	399,336	$272	$48.70	5.34	yrs.
Exercisable at September 30, 2016	279,453	$272	$51.64	3.82	yrs.

		Remaining	Outstanding	Exercisable
	Exercise Price	Contractual	Number of	Number of
Grant Date	Per Share	Life in Years	Shares	Shares
March 30, 2007	72.93	0.50	45,500	45,500
March 31, 2008	54.00	1.50	55,500	55,500
October 1, 2008	46.83	2.00	20,000	20,000
March 31, 2009	17.82	2.50	12,084	12,084
January 8, 2010	34.00	3.25	12,400	12,400
November 24, 2010	40.26	4.17	19,667	19,667
November 25, 2011	55.88	5.17	19,700	19,700
November 20, 2012	47.96	6.17	35,600	35,600
December 10, 2012	48.39	6.17	1,800	1,800
November 26, 2013	52.78	7.17	45,250	30,168
November 25, 2014	46.72	8.17	81,100	27,034
November 24, 2015	37.75	9.17	79,800	—
			428,401	279,453

2016 Incentive Compensation Plan

On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units, performance shares, stock options and stock appreciation rights to key employees and non-employee directors..  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under the plan.  Up to 425,000 stock options and stock appreciation rights may be granted in the aggregate under the plan.  The plan provides for adjustment of the maximum number of awards to be granted under certain circumstances, including in the event of a merger, reorganization, stock split or similar recapitalization event.  Grants may be subject to performance goals or may be time-based.  Awards may be subject to forfeiture if employment or service terminates prior to the end of the vesting period or if any applicable performance goals are not met.  The Company will assess, on an ongoing basis, the probability of whether performance goals will be achieved.  The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved.  The fair value of the grants is determined based upon the closing price of the Company’s common stock on the grant date.

Note 12.  Quarterly Data (unaudited)

The unaudited quarterly results of operations of the Company for years ended September 30, 2015 and 2016 are as follows:

	2015
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$110,676	$138,688	$121,270	$117,001
Gross Profit	20,271	27,837	24,151	21,405
Net income	6,381	11,719	6,602	5,784
Net income per share:
Basic	$ 0.51	$ 0.94	$ 0.53	$ 0.46
Diluted	$ 0.51	$ 0.94	$ 0.53	$ 0.46

	2016
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$95,070	$102,511	$101,255	$107,523
Gross Profit	12,088	8,905	13,265	13,322
Net income	228	(1,162)	2,792	3,162
Net income per share:
Basic	$ 0.02	$ (0.09)	$ 0.22	$ 0.25
Diluted	$ 0.02	$ (0.09)	$ 0.22	$ 0.25

Note 13.  Segment Reporting

The Company operates in one business segment: the design, manufacture, marketing and distribution of technologically advanced, high-performance alloys for use in the aerospace, industrial gas turbine, chemical processing and other industries. The Company has operations in the United States, Europe and China, which are summarized below. Sales between geographic areas are made at negotiated selling prices. Revenues from external customers are attributed to the geographic areas presented based on the destination of product shipments.

	Year Ended September 30,
	2014	2015	2016
Net Revenue by Geography:
United States	$261,631	$287,722	$233,612
Europe	101,824	110,659	101,853
China	36,596	28,140	13,808
Other	55,359	61,114	57,086
Net Revenues	$455,410	$487,635	$406,359
Net Revenue by Product Group:
High-temperature resistant alloys	$341,557	$370,603	$329,151
Corrosive-resistant alloys	113,853	117,032	77,208
Net revenues	$455,410	$487,635	$406,359

	September 30,
	2015	2016
Long-lived Assets by Geography:
United States	$177,243	$191,915
Europe	7,692	6,935
China	416	332
Total long-lived assets	$185,351	$199,182

Note 14.  Valuation and Qualifying Accounts

	Balance at	Charges		Balance at
	Beginning	(credits) to		End of
	of Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivables:
September 30, 2016	869	(156)	(311)	402
September 30, 2015	861	317	(309)	869
September 30, 2014	1,199	8	(346)	861

(1)	Uncollectible accounts written off net of recoveries.

Note 15.  Deferred Revenue

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

During fiscal 2016, the Company received advance payments of $16,069 related to special projects, of which $11,081 was recognized as revenue upon shipment. The remaining amount of $4,988 will be recognized as revenue when product ships to the customer.

Note 16.  Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2016:

	September 30, 2015 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,045	$—	$—	$49,045
Pension plan assets	71,051	134,447	—	205,498
Total fair value	$120,096	$134,447	$—	$254,543

	September 30, 2016 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,743	$—	$—	$64,743
Pension plan assets	73,794	134,169	—	207,963
Total fair value	$138,537	$134,169	$—	$272,706

The Company had no Level 3 assets as of September 30, 2015 or 2016.

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

Comprehensive Income (Loss)

	Year Ended September 30,
	2014			2015			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$3,751			$30,486			$5,020
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$(1,886)	$698	(1,188)	$(26,515)	$9,595	(16,920)	$(18,299)	$6,609	(11,690)
Less: amortization of prior service cost	2,087	(773)	1,314	(808)	298	(510)	(808)	299	(509)
Less: amortization of gain (loss)	(6,608)	2,444	(4,164)	(7,160)	2,632	(4,528)	(11,663)	4,293	(7,370)
Foreign currency translation adjustment	(991)	—	(991)	(4,167)	—	(4,167)	(7,001)	—	(7,001)
Other comprehensive income (loss)	$(7,398)	$2,369	(5,029)	$(38,650)	$12,525	(26,125)	$(37,771)	$11,201	(26,570)
Total comprehensive income (loss)			$(1,278)			$4,361			$(21,550)

Accumulated Other Comprehensive Income (Loss)

	Year Ended September 30, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2014	$(42,800)	$(20,000)	$972	$(61,828)
Other comprehensive loss before reclassifications	(23,688)	(3,308)	(4,167)	(31,163)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	808	—	—	808
Actuarial losses (a)	4,726	2,434	—	7,160
Tax benefit	(2,031)	(899)	—	(2,930)
Net current-period other comprehensive income (loss)	(20,185)	(1,773)	(4,167)	(26,125)
Accumulated other comprehensive loss as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)

	Year Ended September 30, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive loss before reclassifications	(17,855)	(9,593)	(7,001)	(34,449)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	808	—	—	808
Actuarial losses (a)	8,838	2,825	—	11,663
Tax benefit	(3,548)	(1,044)	—	(4,592)
Net current-period other comprehensive income (loss)	(11,757)	(7,812)	(7,001)	(26,570)
Accumulated other comprehensive loss as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

As of September 30, 2016, future minimum lease rental payments applicable to the capital lease were as follows.

2017	$534
2018	539
2019	544
2020	551
2021	556
Thereafter	7,499
Total minimum capital lease payments	10,223
Less amounts representing interest	(5,892)
Present value of net minimum capital lease payments	4,331
Less current obligation	(383)
Total long term capital lease obligation	$3,948

The capital lease obligation is included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,
	2015	2016
Future capital lease rental payments	$4,380	$4,331
Build-to-suit liability	—	3,700
Environmental post-closure monitoring and maintenance activities	749	683
Less amounts due within one year	(555)	(458)
Long-term obligations (less current portion)	4,574	8,256

In connection with the expansion, the Company has entered into a twenty-year “Build-to-suit” lease that will begin once the Company takes occupancy, which is expected to occur in the first quarter of fiscal 2017.  The Company has retained substantially all of the construction risk and is deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility are approximately $3,700 and are included in property, plant and equipment and in Build-to-suit liability.

Note 19. Acquisition

On January 7, 2015, the Company acquired the assets and operations of Leveltek Processing, LLC located in LaPorte, Indiana for $14,600 in cash.  The acquisition of the LaPorte assets provides the Company control of sheet stretching, leveling, slitting and cut-to-length operations that were previously outsourced functions. Acquisition costs incurred in  fiscal 2015 were not significant. The acquired business is being operated by LaPorte Custom Metal Processing, LLC (LCMP), a wholly-owned subsidiary of the Company.

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

Note 20. Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company plans to relocate its service center operations in Lebanon, Indiana to LaPorte.  The project is expected to begin in the first quarter of fiscal 2017 and be completed by the end of the first quarter of fiscal 2018.

Costs associated with the project are estimated to consist of approximately $1,800  to $2,500 relating to equipment relocation and approximately $500 to $1,100 in other costs, including one-time termination benefits, relocation expenses and lease termination costs, for a total of approximately $2,300 to $3,600 in total costs relating to the move.  Approximately $340 of these costs were expensed in fiscal 2016, and the remainder will be recorded as incurred over the project period.

Note 21.  Restricted Cash

 During fiscal 2016, the Company received advance payments of $16,069 related to special projects. Of this amount, the Company is restricted from having access to $9,200 until such time as the Company delivers product to the customer. As the Company continues to fulfill the order, the restricted cash becomes unrestricted on a pro-rata basis based upon the percentage fulfillment of the order.  The Company had $5,446 of cash that remained as restricted as of September 30, 2016, and during the first quarter of fiscal 2017, $1,899 of cash that was restricted as of September 30, 2016, became unrestricted as a result of September shipments.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a‑15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

As of the year ended September 30, 2016, the Company has completed its fourth year of a multi-year phased implementation of a new global enterprise resource planning system to be used as its accounting system. As of September 30, 2016, the accounting function for all financially significant legal entities has been fully deployed on the new system. The transition to the new information system includes a significant effort in the testing of the system prior to deployment, training of associates who use the system and updating of the Company’s internal control process and procedures that were impacted by the deployment. During each phase of the deployment, the Company tests the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the deployment of the system, management has updated the systems of internal control over the impacted areas.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a‑15(f) and 15d‑15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (2013). Based on the Company’s assessment, management has concluded that, as of September 30, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s effectiveness of internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Mark M. Comerford President & Chief Executive Officer November 17, 2016	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 17, 2016

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the caption “Business—Executive Officers of the Company” in this Annual Report on Form 10‑K, and under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Corporate Governance Committee and Director Nominations”, “Corporate Governance—Board Committee Structure”, “Corporate Governance—Family Relationships” and “Corporate Governance—Independence of the Board of Directors and Committee Members” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2017 is incorporated herein by reference.

Item 11.  Executive Compensation

The information included under the captions “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance—Director Compensation Program” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2017 is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2017 and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” in this Annual Report on Form 10‑K is incorporated herein by reference in response to this item. For additional information regarding the Company’s stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Equity Compensation Plan Information

The following table provides information as of September 30, 2016 regarding shares of the Company’s common stock issuable pursuant to its stock option and restricted stock plans:

Number of securities
remaining available
for future
	Number of		issuance under
	securities to		equity
	be issued upon	Weighted-average	compensation
	exercise	exercise price of	plans (excluding
	of outstanding	outstanding	securities reflected
	options,	options,	in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders(1)	428,401	$48.47	700,000	(2)

(1)	For a description of the Company’s equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.
(2)	Includes (i) 425,000 shares of stock options or stock appreciation rights and (ii) 275,000 shares of restricted stock, restricted stock units, performance shares or performance units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Corporate Governance—Independence of Board of Directors and

Committee Members” and under “Conflict of Interest and Related Party Transactions” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2017 is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information included under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2017 is incorporated herein by reference in response to this item.

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

Haynes International, Inc.

By:	/s/ Mark M. Comerford Mark M. Comerford President and Chief Executive Officer Date: November 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark M. Comerford Mark M. Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 17, 2016

/s/ Daniel W. Maudlin Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 17, 2016

/s/ David S. Van Bibber David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 17, 2016

/s/ John C. Corey John C. Corey	Chairman of the Board, Director	November 17, 2016

/s/ Donald C. Campion Donald C. Campion	Director	November 17, 2016

/s/ Robert H. Getz Robert H. Getz	Director	November 17, 2016

/s/ Timothy J. McCarthy Timothy J. McCarthy	Director	November 17, 2016

/s/ Michael L. Shor Michael L. Shor	Director	November 17, 2016

/s/ William P. Wall William P. Wall	Director	November 17, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.14	Summary of 2016 Management Incentive Plan (incorporated by reference to exhibit 10.1 of the Haynes International, Inc. Form 8-K filed March 7, 2016).
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

10.20

Amendment No. 2 to Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8‑K filed July 13, 2016).

10.21	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 7, 2016).
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a‑14(a)/15d‑4(a) Certification of Chief Executive Officer
31.2**	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**Filed herewith