Form 10-Q
period 2016-12-31
HAYNES INTERNATIONAL INC
filed 2017-02-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 2, 2017, the registrant had 12,510,307 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$59,297	$62,961
Restricted cash (Note 15)	5,446	1,923
Accounts receivable, less allowance for doubtful accounts of $402 and $468 at September 30, 2016 and December 31, 2016, respectively	61,612	52,875
Inventories	236,558	241,590
Income taxes receivable	538	3,286
Other current assets	2,809	3,906
Total current assets	366,260	366,541
Property, plant and equipment, net	199,182	198,751
Deferred income taxes	71,010	68,828
Prepayments and deferred charges	1,798	1,721
Goodwill	4,789	4,789
Other intangible assets, net	6,562	6,439
Total assets	$649,601	$647,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,925	$37,164
Accrued expenses	12,880	13,178
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	7,488	2,908
Total current liabilities	55,388	58,345
Long-term obligations (less current portion)	8,256	8,022
Deferred revenue (less current portion)	22,829	22,204
Deferred income taxes	1,578	1,577
Accrued pension benefits (less current portion)	130,134	129,245
Accrued postretirement benefits (less current portion)	120,117	119,955
Total liabilities	338,302	339,348
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,520,308 and 12,545,483 shares issued and 12,491,149 and 12,510,307 outstanding at September 30, 2016 and December 31, 2016, respectively)	12	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	246,625	247,182
Accumulated earnings	180,565	177,141
Treasury stock, 29,159 shares at September 30, 2016 and 35,176 shares at December 31, 2016	(1,380)	(1,646)
Accumulated other comprehensive loss	(114,523)	(114,969)
Total stockholders’ equity	311,299	307,721
Total liabilities and stockholders’ equity	$649,601	$647,069

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2015	2016
Net revenues	$95,070	$93,355
Cost of sales	82,982	82,868
Gross profit	12,088	10,487
Selling, general and administrative expense	10,276	10,312
Research and technical expense	915	943
Operating income (loss)	897	(768)
Interest income	(26)	(57)
Interest expense	138	169
Income (loss) before income taxes	785	(880)
Provision for (benefit from) income taxes	557	(208)
Net income (loss)	$228	$(672)
Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)
Weighted Average Common Shares Outstanding
Basic	12,346	12,382
Diluted	12,353	12,382

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2016
Net income (loss)	$228	$(672)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,976	2,580
Foreign currency translation adjustment	(1,688)	(3,026)
Other comprehensive income (loss)	288	(446)
Comprehensive income (loss)	$516	$(1,118)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$228	$(672)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,114	5,262
Amortization	126	123
Pension and post-retirement expense - U.S. and U.K.	4,786	5,859
Change in long-term obligations	14	—
Stock compensation expense	584	558
Excess tax expense from restricted stock vesting	114	—
Deferred revenue	15,444	(5,205)
Deferred income taxes	4,075	729
Loss on disposition of property	11	254
Change in assets and liabilities:
Restricted cash	(9,200)	3,523
Accounts receivable	10,492	7,648
Inventories	(10,657)	(6,973)
Other assets	(1,236)	(1,041)
Accounts payable and accrued expenses	(3,516)	8,938
Income taxes	(2,676)	(2,705)
Accrued pension and postretirement benefits	(3,558)	(2,829)
Net cash provided by operating activities	10,145	13,469
Cash flows from investing activities:
Additions to property, plant and equipment	(7,051)	(5,893)
Net cash used in investing activities	(7,051)	(5,893)
Cash flows from financing activities:
Dividends paid	(2,746)	(2,752)
Payment for purchase of treasury stock	(289)	(266)
Excess tax expense from restricted stock vesting	(114)	—
Payments on long-term obligation	(12)	(55)
Net cash used in financing activities	(3,161)	(3,073)
Effect of exchange rates on cash	(720)	(839)
Increase (decrease) in cash and cash equivalents:	(787)	3,664
Cash and cash equivalents:
Beginning of period	49,045	59,297
End of period	$48,258	$62,961
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$122	$155
Income taxes paid (refunded), net	$(796)	$1,836
Capital expenditures incurred but not yet paid	$2,346	$991

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2017 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect, if any, on its consolidated financial statements.

In May, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).   This update removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  Beginning in fiscal 2017, the Company has removed investments in which fair value is measured using net asset value from the fair value hierarchy table within the footnotes to the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330).  The objective of this update is to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017.  The adoption of these changes is not expected to have a material impact to the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): This update requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability.  In August 2015, a clarification was released (ASU 2015-15) to address presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  This amendment allows for the reporting entity to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, including interim periods within that reporting period.  It was implemented in the first quarter of fiscal 2017 and did not result in a material impact to the Company’s consolidated financial statements or the related disclosures.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2016	2016
Raw Materials	$21,587	$19,382
Work-in-process	118,822	127,627
Finished Goods	94,772	93,171
Other	1,377	1,410
	$236,558	$241,590

Note 4.Income Taxes

Income tax expense for the three months ended December 31, 2015 and 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended December 31, 2016 was 23.6% compared to 71.0% in the same period of fiscal 2016.  The higher effective tax rate for the first quarter of fiscal 2016 is primarily attributable to a change in federal tax law that was enacted in the first quarter of fiscal 2016, which had a $375 unfavorable impact.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2015 and 2016 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Post-retirement Benefits
	2015	2016	2015	2016
Service cost	$1,020	$1,571	$58	$87
Interest cost	2,848	2,549	1,149	1,073
Expected return	(3,376)	(3,472)	—	—
Amortizations	2,381	2,981	706	1,070
Net periodic benefit cost	$2,873	$3,629	$1,913	$2,230

The Company contributed $1,500 to Company-sponsored domestic pension plans, $1,322 to its other post-retirement benefit plans and $185 to the U.K. pension plan for the three months ended December 31, 2016. The Company expects to make future contributions of $4,500 to its U.S. pension plan, $3,678 to its other post-retirement benefit plan, and $594 to the U.K. pension plan for the remainder of fiscal 2017.

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

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company (together with a number of other manufacturer defendants) is also involved in two actions alleging that asbestos in its facilities harmed the plaintiffs. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post closure environmental monitoring and care for the certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

The Company is required to, among other things, monitor groundwater and to continue post closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

As of September 30, 2016 and December 31, 2016, the Company has accrued $683 for post-closure monitoring and maintenance activities, of which $608 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) included in long-term obligations were as follows at December 31, 2016.

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

Note 7.Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services (Conversion Services Agreement) to Titanium Metals Corporation (TIMET) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25.0 million and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

During fiscal 2016, the Company received advance payments of $16,069 related to special projects, of which $15,661 was recognized as revenue upon shipment.  The remaining amount of $408 will be recognized as revenue when product ships to the customer.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed using a two-step approach.  The first step is the estimation of the fair value of the relevant reporting unit, which is compared to its carrying value.  No impairment has been recognized as of December 31, 2016.

During the first quarter of fiscal 2017, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $126 and $123 for the three-month periods ended December 31, 2015 and 2016, respectively.

The following represents a summary of intangible assets at September 30, 2016 and December 31, 2016:

	Gross	Accumulated	Carrying
September 30, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,370)	$660
Trademarks	3,800	—	3,800
Customer relationships	2,100	(275)	1,825
Other	291	(14)	277
	$10,221	$(3,659)	$6,562

	Gross	Accumulated	Carrying
December 31, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,440)	$590
Trademarks	3,800	—	3,800
Customer relationships	2,100	(314)	1,786
Other	291	(28)	263
	$10,221	$(3,782)	$6,439

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2017	366
2018	485
2019	304
2020	199
2021	180
Thereafter	1,105

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

The following table sets forth the computation of basic and diluted earnings (losses) per share:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2015	2016
Numerator: Basic and Diluted
Net income (loss)	$228	$(672)
Dividends paid	(2,746)	(2,752)
Undistributed income (loss)	(2,518)	(3,424)
Percentage allocated to common shares (a)	99.0%	100.0%
Undistributed income (loss) allocated to common shares	(2,493)	(3,424)
Dividends paid on common shares outstanding	2,719	2,724
Net income (loss) available to common shares	226	(700)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,345,564	12,382,207
Adjustment for dilutive potential common shares	7,520	—
Weighted average shares outstanding - Diluted	12,353,084	12,382,207

Basic net income per share	$0.02	$(0.06)
Diluted net income per share	$0.02	$(0.06)

Number of stock option shares excluded as their effect would be anti-dilutive	374,502	345,167
Number of restricted stock shares excluded as their effect would be anti-dilutive	121,410	109,785
Number of performance share awards excluded as their effect would be anti-dilutive	—	19,000

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,345,564	12,382,207
Unvested participating shares	121,410	—
	12,466,974	12,382,207

Note 10.  Stock-Based Compensation

Restricted Stock

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance.   Additionally, on March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Coinciding with the adoption of the 2016 Incentive Compensation Plan, the Company is no longer granting awards from the 2009 restricted stock plan.

Grants of restricted stock are comprised of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.

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

On November 22, 2016, the Company granted 37,275 shares of time-based restricted stock to certain key employees and non-employee directors. The shares of restricted stock granted to employees will vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants was $40.86 per share, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the three months ended December 31 2016:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2016	121,010	$44.51
Granted	37,275	$40.86
Forfeited / Canceled	(12,100)	$52.78
Vested	(36,400)	$47.55
Unvested at December 31, 2016	109,785	$41.36
Expected to vest	95,535	$40.55

Compensation expense related to restricted stock for the three months ended December 31, 2015 and 2016 was $451 and $416, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2016 was $2,691, to be recognized over a weighted average period of 0.84 years. During the first quarter of fiscal 2017, the Company repurchased 6,017 shares of stock from employees at an average purchase price of $44.15 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Performance Shares

On November 22, 2016, the Company granted a target of 19,000 performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee.  Compensation expense related to the performance shares for the three months ended December 31, 2015 and 2016 was $0 and $23, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2016 was $775, to be recognized over a weighted average period of 2.75 years.

Stock Options

The Company has two stock option plans and the 2016 Incentive Compensation Plan that authorize the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,925,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for options to purchase up to 500,000 shares of the Company’s common stock.  Coinciding with the adoption of the 2016 Incentive Compensation Plan, the Company is no longer granting awards from these plans.  On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of up to 425,000 stock options and stock appreciation rights.   Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options granted under the option plans are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

The fair value of option grants is estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates, and dividend yields.

The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  The following assumptions were used for grants in the first quarter of fiscal 2017:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 22, 2016	$11.50	2.15%	1.79%	37%	5	years

On November 22, 2016, the Company granted 47,925 options at an exercise price of $40.86, the fair market value of the Company’s common stock on the day of the grant. During the first quarter of fiscal 2017, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended December 31, 2015 and 2016 was $133 and $120, respectively. The remaining unrecognized compensation expense at December 31, 2016 was $1,141 to be recognized over a weighted average vesting period of 1.88 years.

The following table summarizes the activity under the stock option plans for the three months ended December 31, 2016 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2016	428,401		$48.47
Granted	47,925		$40.86
Exercised	—		$0.00
Canceled	(3,000)		$54.00
Outstanding at December 31, 2016	473,326	$990	$47.67	5.73	yrs.
Vested or expected to vest	439,469	$930	$47.89	4.62	yrs.
Exercisable at December 31, 2016	345,167	$609	$50.21	4.49	yrs.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update was to simplify the accounting for share-based payment transactions, including the income tax consequences of awards as either equity or liabilities, and classification on the statement of cash flows.  As permitted, the Company early adopted this standard prospectively for the fiscal year beginning October 1, 2016.  Prior periods were not retrospectively adjusted.

Note 11.  Dividend

In the first quarter of fiscal 2017, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 15, 2016 to stockholders of record at the close of business on December 1, 2016.  The dividend cash pay-out was $2,752 for the quarter based on the number of shares outstanding.

On February 2, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2017 to stockholders of record at the close of business on March 1, 2017.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $59,297 and $62,961 as of September 30, 2016 and December 31, 2016, respectively, are considered Level 1.

Note 13.  Changes in Accumulated Other Comprehensive Income (Loss) by Component

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension, post-retirement and foreign currency translation adjustments, primarily caused by the strengthening of the US dollar against the British pound sterling, net of tax when applicable.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2015
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive loss before reclassifications	—	—	(1,688)	(1,688)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,218	706	—	2,924
Tax benefit	(890)	(260)	—	(1,150)
Net current-period other comprehensive income (loss)	1,530	446	(1,688)	288
Accumulated other comprehensive loss as of December 31, 2015	$(61,455)	$(21,327)	$(4,883)	$(87,665)

	Three Months Ended December 31, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive loss as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive loss before reclassifications	—	—	(3,026)	(3,026)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,810	1,070	—	3,880
Tax benefit	(1,108)	(394)	—	(1,502)
Net current-period other comprehensive income (loss)	1,904	676	(3,026)	(446)
Accumulated other comprehensive loss as of December 31, 2016	$(72,838)	$(28,909)	$(13,222)	$(114,969)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 14.  Long-term Obligations

On January 1, 2015, the Company entered into a capital lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20- year lease term.  The long-term component of the capital lease obligation is included in long-term obligations.

The Company entered into a twenty-year “Build-to-suit” lease for a building that will house the assets and operations of the service center located in LaPorte, Indiana that is being relocated from Lebanon, Indiana (See Note 16).  During the first quarter of fiscal 2017, the Company took occupancy of the building.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility were approximately $4,100 and are included in property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

As of December 31, 2016, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2017	$734
2018	982
2019	989
2020	994
2021	1,001
Thereafter	14,609
Total minimum lease payments	19,309
Less amounts representing interest	(10,970)
Present value of net minimum lease payments	8,339
Less current obligation	(925)
Total long-term lease obligation	$7,414

The lease obligations are included in long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	December 31,
	2016	2016
Capital lease rental payments	$4,331	$4,317
Finance lease rental payments	3,700	4,022
Environmental post-closure monitoring and maintenance activities	683	683
Less amounts due within one year	(458)	(1,000)
Long-term obligations (less current portion)	$8,256	$8,022

Note 15.  Restricted Cash

During fiscal 2016, the Company received advance payments of $16,069 related to special projects. Of this amount, the Company was restricted from having access to $9,200 until such time as the Company delivers product to the customer. As the Company continues to fulfill the order, the restricted cash becomes unrestricted on a pro-rata basis based upon the percentage fulfillment of the order.  The Company had $1,923 of cash that remained restricted as of December 31, 2016.

Note 16.  Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company plans to relocate its service center operations in Lebanon, Indiana to LaPorte.  The project began in the first quarter of fiscal 2016 and is expected to be completed by the end of the first quarter of fiscal 2018.

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

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2017 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel and cobalt based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines, gas turbine engines, and industrial heating and heat treatment equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 62% of net product revenues in fiscal 2016. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

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

Dividends Paid and Declared

In the first quarter of fiscal 2017, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on December 15, 2016 to stockholders of record at the close of business on December 1, 2016.  The dividend cash pay-out in the first quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On February 2, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2017 to stockholders of record at the close of business on March 1, 2017.

Capital Spending

During the first quarter of fiscal 2017, the Company has continued to execute on its capital expansion projects that were initiated in fiscal 2016.  The $22.0 million of planned capital spending in fiscal 2017 includes $6.0 million to continue to build out and increase the LaPorte service center operations, $4.9 million to further increase sheet manufacturing capacity in the Kokomo operations, which is expected to help the Company keep pace with anticipated growth in the aerospace market and $0.5 million for the completion of the manufacturing phase of the IT systems upgrade.  The remaining $10.6 million of planned spending is earmarked for continued upgrades throughout the manufacturing facilities. Capital investment in the first quarter of fiscal 2017 was $5.9 million.

Volumes, Competition and Pricing

Volumes in the first quarter of fiscal 2017 were below 4.0 million pounds, reflecting low demand and low transactional business as customers managed their calendar year-end balance sheets. Base-volumes continue to be challenged in the specialty metals industry with persistent headwinds due to the continued strong dollar, adjustments in the aerospace supply chain with the change-over to the new engine platforms, fewer commodity projects in chemical processing and uncertainties in the global macro-economic and political environment.

The first quarter of fiscal 2017 was relatively nickel neutral with the cost of nickel in the Company’s cost of sales better aligned with the market price of nickel, alleviating the margin compression that occurred throughout fiscal 2016. The market price of nickel at the end of the first quarter strengthened with the 30-day average ending December 31, 2016 at $5.00 per pound.  This moderate increase partially offset a decline in the Company’s average selling prices as price competition heightened for commodity alloys in an environment that is at a cyclical low level in the industry.

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

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2016 and 2017

	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2015	2016	2016	2016	2016
Net Revenues	$95,070	$102,511	$101,255	$107,523	$93,355
Gross Profit Margin	$12,088	$8,905	$13,265	$13,322	$10,487
Gross Profit Margin %	12.7%	8.7%	13.1%	12.4%	11.2%

During the first quarter of fiscal 2017, gross profit margin and gross profit margin percentage declined sequentially.  Gross profit margin percentage was 11.2% in the first quarter of fiscal 2017 compared to 12.4% in the fourth quarter of fiscal 2016.  The decreased volume levels combined with unfavorable fixed cost absorption contributed to this decline.  In addition, fewer specialty application projects, price competitiveness as a result of the strong U.S. dollar and lower transactional business unfavorably impacted gross profit margin percentages.  These declines were partially offset by better alignment of the cost of nickel in the Company’s cost of sales with the market price of nickel, allowing the first quarter of fiscal 2017 to be relatively nickel neutral.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2016	2016	2016	2016
Backlog(1)
Dollars (in thousands)	$204,713	$193,538	$187,215	$168,340	$167,286
Pounds (in thousands)	6,445	6,248	6,281	6,098	6,795
Average selling price per pound	$31.76	$30.98	$29.81	$27.61	$24.62
Average nickel price per pound
London Metals Exchange(2)	$3.94	$3.95	$4.04	$4.63	$5.00

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

Backlog was $167.3 million at December 31, 2016, a decrease of approximately $1.1 million, or 0.6%, from $168.4 million at September 30, 2016. The backlog dollars decreased during the first quarter of fiscal 2017 due to a 10.8% decrease in the average selling price per pound partially offset by an 11.4% increase in pounds.  The decrease in average selling price per pound reflects fewer specialty application projects in the backlog, while the increase in pounds was due to a low shipment volume in the first quarter of fiscal 2017.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2016	2016	2016	2016
Net revenues (in thousands)
Aerospace	$47,535	$52,342	$47,039	$50,529	$45,784
Chemical processing	16,200	13,108	20,469	22,539	19,128
Industrial gas turbines	16,997	18,960	16,117	15,989	14,593
Other markets	9,474	12,304	10,789	12,466	8,429
Total product revenue	90,206	96,714	94,414	101,523	87,934
Other revenue	4,864	5,797	6,841	6,000	5,421
Net revenues	$95,070	$102,511	$101,255	$107,523	$93,355

Shipments by markets (in thousands of pounds)
Aerospace	2,064	2,314	2,042	2,300	2,017
Chemical processing	714	649	745	708	605
Industrial gas turbines	1,300	1,365	1,227	1,073	1,039
Other markets	308	431	365	361	316
Total shipments	4,386	4,759	4,379	4,442	3,977

Average selling price per pound
Aerospace	$23.03	$22.62	$23.04	$21.97	$22.70
Chemical processing	22.69	20.20	27.48	31.83	31.62
Industrial gas turbines	13.07	13.89	13.14	14.90	14.05
Other markets	30.76	28.55	29.56	34.53	26.67
Total product (product only; excluding other revenue)	20.57	20.32	21.56	22.86	22.11
Total average selling price (including other revenue)	21.68	21.54	23.12	24.21	23.47

Results of Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2016

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2015		2016		Amount	%
Net revenues	$95,070	100.0%	$93,355	100.0%	$(1,715)	(1.8)%
Cost of sales	82,982	87.3%	82,868	88.8%	(114)	(0.1)%
Gross profit	12,088	12.7%	10,487	11.2%	(1,601)	(13.2)%
Selling, general and administrative expense	10,276	10.8%	10,312	11.0%	36	0.4%
Research and technical expense	915	1.0%	943	1.0%	28	3.1%
Operating income (loss)	897	0.9%	(768)	(0.8)%	(1,665)	(185.6)%
Interest income	(26)	(0.0)%	(57)	(0.1)%	(31)	119.2%
Interest expense	138	0.1%	169	0.2%	31	22.5%
Income (loss) before income taxes	785	0.8%	(880)	(0.9)%	(1,665)	(212.1)%
Provision for (benefit from) income taxes	557	0.6%	(208)	(0.2)%	(765)	(137.3)%
Net income (loss)	$228	0.2%	$(672)	(0.7)%	$(900)	(394.7)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2015	2016	Amount	%
Net revenues (in thousands)
Aerospace	$47,535	$45,784	$(1,751)	(3.7)%
Chemical processing	16,200	19,128	2,928	18.1%
Industrial gas turbine	16,997	14,593	(2,404)	(14.1)%
Other markets	9,474	8,429	(1,045)	(11.0)%
Total product revenue	90,206	87,934	(2,272)	(2.5)%
Other revenue	4,864	5,421	557	11.5%
Net revenues	$95,070	$93,355	$(1,715)	(1.8)%

Pounds by market (in thousands)
Aerospace	2,064	2,017	(47)	(2.3)%
Chemical processing	714	605	(109)	(15.3)%
Industrial gas turbine	1,300	1,039	(261)	(20.1)%
Other markets	308	316	8	2.6%
Total shipments	4,386	3,977	(409)	(9.3)%

Average selling price per pound
Aerospace	$23.03	$22.70	$(0.33)	(1.4)%
Chemical processing	22.69	31.62	8.93	39.4%
Industrial gas turbine	13.07	14.05	0.98	7.5%
Other markets	30.76	26.67	(4.09)	(13.3)%
Total product (excluding other revenue)	20.57	22.11	1.54	7.5%
Total average selling price (including other revenue)	$21.68	$23.47	$1.79	8.3%

Net Revenues.  Net revenues were $93.4 million in the first quarter of fiscal 2017, a decrease of 1.8% from $95.1 million in the same period of fiscal 2016.   Volume was 4.0 million pounds in the first quarter of fiscal 2017, a decrease of 9.3% from 4.4 million pounds in the same period of fiscal 2016.  The decrease in volume is due primarily to weaker base-business demand in chemical processing and industrial gas turbine markets and a lower level of transactional business during the quarter in the aerospace market.  The product-sales average selling price was $22.11 per pound in the first quarter of fiscal 2017, an increase of 7.5% from $20.57 per pound in the same period of fiscal 2016.  The average selling price increased due to changes in product mix, which represented approximately $3.81 of the increase as well as higher raw material market prices, which represented approximately $0.44 per pound of the increase, partially offset by reduced transactional business along with increased pricing competition and other factors, which decreased average selling prices by approximately $2.71.

Sales to the aerospace market were $45.8 million in the first quarter of fiscal 2017, a decrease of 3.7% from $47.5 million in the same period of fiscal 2016, due to a 2.3% decrease in volume combined with a 1.4% decrease in average selling price per pound.  The decrease in volume reflects a slowdown of shipments as customers managed their balance sheets at the end of the calendar year.  The average selling price per pound decrease reflects reduced transactional business along with increased pricing competition and other factors, which represented $1.67 of the decrease, partially offset by a higher-value product mix, which increased average selling price per pound by approximately $0.89 and change in market prices of raw material, which increased average selling price per pound by approximately $0.45.

Sales to the chemical processing market were $19.1 million in the first quarter of fiscal 2017, an increase of 18.1% from $16.2 million in the same period of fiscal 2016, due to a 39.4% increase in average selling price per pound, partially offset by a 15.3% decrease in volume.  Volumes decreased due to a lower level of base-business activity driven by chemical customers conservatively managing their capital expenditure spending as the oil & gas market continues to be challenged.  The average selling price per pound increase reflects a higher-value product mix, which increased average selling price per pound by approximately $14.57 due to a proprietary alloy project shipment sold in the first quarter of fiscal 2017 and a change in market prices of raw materials, which represented approximately $0.34 of the increase, partially offset by reduced transactional business along with increased pricing competition and other factors, which decreased average selling price per pound by approximately $5.98.

Sales to the industrial gas turbine market were $14.6 million in the first quarter of fiscal 2017, a decrease of 14.1% from $17.0 million for the same period of fiscal 2016, due to a decrease of 20.1% in volume, partially offset by an increase of 7.5% in average selling price per pound.  Volumes decreased due to a lower level of ingot orders shipped in the first quarter of fiscal 2017 compared to the same period of fiscal 2016.  The increase in average selling price primarily reflects a higher-value product form mix (i.e. less ingots), which represented approximately $3.85 of the increase, a change in market prices of raw materials, which represented approximately $0.45 of the increase, partially offset by reduced transactional business along with increased pricing competition and other factors, which decreased average selling price per pound by approximately $3.32.

Sales to other markets were $8.4 million in the first quarter of fiscal 2017, a decrease of 11.0% from $9.5 million in the same period of fiscal 2016, due to a 13.3% decrease in average selling price per pound, partially offset by a 2.6% increase in volume.  The decrease in average selling price reflects a change to a lower-value product mix, which decreased average selling price per pound by approximately $3.69 and increased pricing competition and other factors, which represented approximately $0.89 of the decrease, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.49.

Other Revenue.  Other revenue was $5.4 million in the first quarter of fiscal 2017, an increase of 11.5% from $4.9 million in the same period of fiscal 2016. The increase is due primarily to higher conversion sales.

Cost of Sales. Cost of sales was $82.9 million, or 88.8% of net revenues, in the first quarter of fiscal 2017 compared to $83.0 million, or 87.3% of net revenues, in the same period of fiscal 2016. Cost of sales in the first quarter of fiscal 2017 decreased by $0.1 million as compared to the same period of fiscal 2016 primarily due to lower volumes and nickel prices being better aligned with cost, partially offset by a combination of higher raw material costs, a higher-value product mix and lower manufacturing cost absorption.

Gross Profit.  As a result of the above factors, gross profit was $10.5 million for the first quarter of fiscal 2017, a decrease of $1.6 million from the same period of fiscal 2016. Gross margin as a percentage of net revenue decreased to 11.2% in the first quarter of fiscal 2017 as compared to 12.7% in the same period of fiscal 2016. The decrease is primarily attributable to a combination of reduced volumes, unfavorable absorption and increased pricing competition, partially offset by better nickel price alignment with cost and higher levels of specialty application projects.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $10.3 million for the first quarter of fiscal 2017, essentially flat with the same period of fiscal 2016.  Selling, general and administrative expense as a percentage of net revenues increased to 11.0% for the first quarter of fiscal 2017 compared to 10.8% for the same period of fiscal 2016 due to the drop in net revenues.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 1.0% of revenue, for the first quarter of fiscal 2017, essentially flat with the same period of fiscal 2016.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first quarter of fiscal 2017 was ($0.8) million compared to operating income of $0.9 million in the same period of fiscal 2016.

Income Taxes.  Income tax benefit was $0.2 million in the first quarter of fiscal 2017, a difference of $0.8 million from an expense of $0.6 million in the first quarter of fiscal 2016. The effective tax rate for the first quarter of fiscal 2017 was 23.6%, compared to 71.0% in the same period of fiscal 2016.  The lower effective tax rate for the first quarter of fiscal 2017 is primarily attributable to a change in federal tax law that was enacted in the first quarter of fiscal 2016, which had a $0.4 unfavorable impact in the first quarter of fiscal 2016.

Net Income/(Loss).  As a result of the above factors, net loss in the first quarter of fiscal 2017 was ($0.7) million, a decrease of $0.9 million from net income of $0.2 million in the same period of fiscal 2016.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $244.1 million at December 31, 2016, a decrease of $11.2 million or 4.4% from $255.4 million at September 30, 2016. This decrease resulted primarily from accounts receivable decreasing $8.7 million and accounts payable increasing by $7.3 million, partially offset by inventory increasing $5.0 million during the first quarter of fiscal 2017.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first quarter of fiscal 2017, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At December 31, 2016, the Company had cash and cash equivalents of $63.0 million (excluding restricted cash of $1.9 million) compared to $59.3 million at September 30, 2016. As of December 31, 2016, the Company had cash and cash equivalents of $17.9 million held by foreign subsidiaries in various currencies.

For the first quarter of fiscal 2017, net cash provided by operating activities was $13.5 million compared to net cash provided by operations of $10.1 million in the first quarter of fiscal 2016.  The primary driver of this increase was cash generated from lower controllable working capital of $10.2 million in the first quarter of fiscal 2017 compared to cash used from higher controllable working capital of $3.7 million over the same period of fiscal 2016.  Additionally, cash generated from reductions in restricted cash of $3.5 million in the first quarter of fiscal 2017 compared to cash used of $9.2 million in the same period of fiscal 2016 was also a contributor to the overall increase in net cash provided by operations.   Offsetting this was cash used in the first quarter of fiscal 2017 from lower deferred revenue of $5.2 million compared to cash generated from higher deferred revenue of $15.4 million in the same period of fiscal 2016.    Net cash used in investing activities was $5.9 million in the first quarter of fiscal 2017 compared to $7.1 million in the same period of fiscal 2016.  The reduction in cash used in investing activities is primarily due to a higher level of investment in sheet manufacturing capacity in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2017.  Net cash used in financing activities in the first quarter of fiscal 2017 of $3.1 million included $2.8 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2017 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At December 31, 2016, the Company had cash of $63.0 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves that could limit the Company’s borrowing to approximately $105.0 million. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2016, the U.S. revolving credit facility had a zero balance. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.20% per annum (0.25% prior to the July 7, 2016 amendment) on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount (12.5% prior to the July 7, 2016 amendment). The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of December 31, 2016, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first quarter of fiscal 2017 was $5.9 million, and the forecast for capital spending in fiscal 2017 is $22.0 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2016:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$1,280	$280	$560	$440	$—
Operating lease obligations	6,633	2,858	3,250	504	21
Capital and finance lease obligations	10,213	567	1,132	1,110	7,404
Raw material contracts (primarily nickel)	26,532	25,531	1,001	—	—
Capital projects and other commitments	8,158	8,158	—	—	—
Pension plan(2)	134,138	6,075	13,651	20,411	94,001
Non-qualified pension plans	830	95	190	190	355
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	683	70	133	158	322
Total	$238,467	$48,634	$29,917	$32,813	$127,103

(1)	As of December 31, 2016, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $134,138 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2016. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2016.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees and directors to satisfy share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as oPart of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	—	—	—	—
November 1-30, 2016	6,017	44.15	—	—
December 1-31, 2016	—	—	—	—
Total	6,017	44.15	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Mark Comerford
Mark Comerford
President and Chief Executive Officer
Date: February 2, 2017

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: February 2, 2017

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) related notes.

*Furnished not filed.