Form 10-Q
period 2017-03-31
HAYNES INTERNATIONAL INC
filed 2017-05-04
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of May 4, 2017, the registrant had 12,507,732 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$59,297	$54,365
Restricted cash (Note 15)	5,446	423
Accounts receivable, less allowance for doubtful accounts of $402 and $550 at September 30, 2016 and March 31, 2017, respectively	61,612	65,225
Inventories	236,558	242,753
Income taxes receivable	538	6,541
Other current assets	2,809	3,684
Total current assets	366,260	372,991
Property, plant and equipment, net	199,182	197,262
Deferred income taxes	71,010	64,779
Prepayments and deferred charges	1,798	1,699
Goodwill	4,789	4,789
Other intangible assets, net	6,562	6,317
Total assets	$649,601	$647,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,925	$39,541
Accrued expenses	12,880	14,419
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	7,488	2,500
Total current liabilities	55,388	61,555
Long-term obligations (less current portion)	8,256	7,994
Deferred revenue (less current portion)	22,829	21,579
Deferred income taxes	1,578	1,577
Accrued pension benefits (less current portion)	130,134	128,146
Accrued postretirement benefits (less current portion)	120,117	119,827
Total liabilities	338,302	340,678
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,520,308 and 12,542,908 shares issued and 12,491,149 and 12,507,732 outstanding at September 30, 2016 and March 31, 2017, respectively)	12	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	246,625	247,849
Accumulated earnings	180,565	172,498
Treasury stock, 29,159 shares at September 30, 2016 and 35,176 shares at March 31, 2017	(1,380)	(1,646)
Accumulated other comprehensive loss	(114,523)	(111,555)
Total stockholders’ equity	311,299	307,159
Total liabilities and stockholders’ equity	$649,601	$647,837

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017
Net revenues	$102,511	$103,112	$197,581	$196,467
Cost of sales	93,606	93,324	176,588	176,192
Gross profit	8,905	9,788	20,993	20,275
Selling, general and administrative expense	9,524	10,541	19,800	20,853
Research and technical expense	913	991	1,828	1,934
Operating income (loss)	(1,532)	(1,744)	(635)	(2,512)
Interest income	(19)	(44)	(45)	(101)
Interest expense	139	236	277	405
Income (loss) before income taxes	(1,652)	(1,936)	(867)	(2,816)
Provision for (benefit from) income taxes	(490)	(46)	67	(254)
Net income (loss)	$(1,162)	$(1,890)	$(934)	$(2,562)
Net income (loss) per share:
Basic	$(0.09)	$(0.15)	$(0.07)	$(0.20)
Diluted	$(0.09)	$(0.15)	$(0.07)	$(0.20)
Weighted Average Common Shares Outstanding
Basic	12,360	12,401	12,353	12,391
Diluted	12,360	12,401	12,353	12,391

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017
Net income (loss)	$(1,162)	$(1,890)	$(934)	$(2,562)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,976	2,579	3,952	5,159
Foreign currency translation adjustment	(478)	835	(2,166)	(2,191)
Other comprehensive income (loss)	1,498	3,414	1,786	2,968
Comprehensive income (loss)	$336	$1,524	$852	$406

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income (loss)	$(934)	$(2,562)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,191	10,597
Amortization	251	245
Pension and post-retirement expense - U.S. and U.K.	9,570	11,714
Change in long-term obligations	25	—
Stock compensation expense	894	1,225
Excess tax expense from restricted stock vesting	149	—
Deferred revenue	14,819	(6,238)
Deferred income taxes	3,851	3,259
Loss on disposition of property	192	431
Change in assets and liabilities:
Restricted cash	(9,200)	5,023
Accounts receivable	6,706	(4,596)
Inventories	(3,352)	(7,653)
Other assets	(713)	(833)
Accounts payable and accrued expenses	(3,786)	12,369
Income taxes	(3,314)	(5,972)
Accrued pension and postretirement benefits	(6,953)	(5,780)
Net cash provided by operating activities	18,396	11,229
Cash flows from investing activities:
Additions to property, plant and equipment	(13,688)	(9,780)
Net cash used in investing activities	(13,688)	(9,780)
Cash flows from financing activities:
Dividends paid	(5,492)	(5,505)
Payment for purchase of treasury stock	(289)	(266)
Excess tax expense from restricted stock vesting	(149)	—
Payments on long-term obligation	(24)	(83)
Net cash used in financing activities	(5,954)	(5,854)
Effect of exchange rates on cash	(8)	(527)
Increase (decrease) in cash and cash equivalents:	(1,254)	(4,932)
Cash and cash equivalents:
Beginning of period	49,045	59,297
End of period	$47,791	$54,365
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$245	$376
Income taxes paid (refunded), net	$(443)	$2,830
Capital expenditures incurred but not yet paid	$3,050	$1,035

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2017 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).   This update removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  Beginning in fiscal 2017, the Company has removed investments in which fair value is measured using net asset value from the fair value hierarchy table within the footnotes to the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and other (Topic 350).  This new guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill, which is currently required if a reporting unit with goodwill fails a Step 1 test comparing the fair value of the reporting unit to its carrying value including goodwill.  Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test using only the Step 1 test of comparing the fair value of a reporting unit with its carrying amount.  Any goodwill impairment, representing the amount by which the carrying amount exceeds the reporting unit’s fair value, is determined using this Step 1 test.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  This new guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company adopted this new guidance in 2017.  Adoption of this guidance did not result in a material impact to the Company’s consolidated financial statements or the related disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  This new guidance requires entities to (1) disaggregate the service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented.  In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.  This new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2016	2017
Raw Materials	$21,587	$17,662
Work-in-process	118,822	127,952
Finished Goods	94,772	95,699
Other	1,377	1,440
	$236,558	$242,753

Note 4.Income Taxes

Income tax expense for the three and six months ended March 31, 2016 and 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended March 31, 2017 was 2.4% compared to 29.7% in the same period of fiscal 2016.  The effective tax rate for the six months ended March 31, 2017 was 9.0% compared to -7.7% in the same period of fiscal 2016.  The lower effective tax rate for the second quarter of fiscal 2017 is primarily attributable to the expensing of deferred tax assets of $379 related to a stock option grant that expired during the quarter.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2016 and 2017 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2016	2017	2016	2017	2016	2017	2016	2017
Service cost	$1,020	$1,570	$58	$87	$2,040	$3,141	$116	$174
Interest cost	2,865	2,592	1,149	1,073	5,713	5,141	2,298	2,146
Expected return	(3,399)	(3,531)	—	—	(6,775)	(7,003)	—	—
Amortizations	2,385	2,994	706	1,070	4,766	5,975	1,412	2,140
Net periodic benefit cost	$2,871	$3,625	$1,913	$2,230	$5,744	$7,254	$3,826	$4,460

The Company contributed $3,000 to Company-sponsored domestic pension plans, $2,612 to its other post-retirement benefit plans and $373 to the U.K. pension plan for the six months ended March 31, 2017. The Company expects to make future contributions of $3,000 to its U.S. pension plan, $2,388 to its other post-retirement benefit plan, and $405 to the U.K. pension plan for the remainder of fiscal 2017.

Note 6.Legal, Environmental, and Other Contingencies

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, employment and federal and/or state Equal Employment Opportunity Commission (“EEOC”) administrative actions. Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty; however, based on the facts presently known, management does not believe that such costs will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post closure environmental monitoring and care for certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

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

As of September 30, 2016 and March 31, 2017, the Company has accrued $683 for post-closure monitoring and maintenance activities, of which $608 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the annual cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) included in long-term obligations were as follows at March 31, 2017.

2017	$—
2018	78
2019	59
2020	50
2021	50
2022 and thereafter	371
$608

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company is working with that department to determine the extent of the issue and appropriate remediation.  Currently, the Company has no ability to estimate the potential financial impact.

Note 7.Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services (“Conversion Services Agreement”) to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25.0 million and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  No impairment has been recognized as of March 31, 2017.

During the first six months of fiscal 2017, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $125 and $122 for the three-month periods ended March 31, 2016 and 2017, respectively, and $251 and $245 for the six-month periods ended March 31, 2016 and 2017, respectively.

The following represents a summary of intangible assets at September 30, 2016 and March 31, 2017:

	Gross	Accumulated	Carrying
September 30, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,370)	$660
Trademarks	3,800	—	3,800
Customer relationships	2,100	(275)	1,825
Other	291	(14)	277
	$10,221	$(3,659)	$6,562

	Gross	Accumulated	Carrying
March 31, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,509)	$521
Trademarks	3,800	—	3,800
Customer relationships	2,100	(351)	1,749
Other	291	(44)	247
	$10,221	$(3,904)	$6,317

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2017	$244
2018	485
2019	305
2020	198
2021	194
Thereafter	1,091

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

The following table sets forth the computation of basic and diluted earnings (losses) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2016	2017	2016	2017
Numerator: Basic and Diluted
Net income (loss)	$(1,162)	$(1,890)	$(934)	$(2,562)
Dividends paid	(2,746)	(2,752)	(5,492)	(5,505)
Undistributed income (loss)	(3,908)	(4,642)	(6,426)	(8,067)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(3,870)	(4,642)	(6,364)	(8,067)
Dividends paid on common shares outstanding	2,719	2,727	5,439	5,453
Net income (loss) available to common shares	(1,151)	(1,915)	(925)	(2,614)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,360,369	12,400,522	12,352,926	12,391,264
Adjustment for dilutive potential common shares	—	—	—	—
Weighted average shares outstanding - Diluted	12,360,369	12,400,522	12,352,926	12,391,264

Basic net income (loss) per share	$(0.09)	$(0.15)	$(0.07)	$(0.20)
Diluted net income (loss) per share	$(0.09)	$(0.15)	$(0.07)	$(0.20)

Number of stock option shares excluded as their effect would be anti-dilutive	279,453	299,667	284,453	322,417
Number of restricted stock shares excluded as their effect would be anti-dilutive	121,310	107,210	121,360	108,498
Number of performance share awards excluded as their effect would be anti-dilutive	—	9,500	—	14,250

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,360,369	12,400,522	12,352,926	12,391,264
Unvested participating shares	—	—	—	—
	12,360,369	12,400,522	12,352,926	12,391,264

Note 10.  Stock-Based Compensation

Restricted Stock

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance.   Additionally, on March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Coinciding with the adoption of the 2016 Incentive Compensation Plan, the Company is no longer granting awards from the 2009 restricted stock plan, although awards remain outstanding thereunder.

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

The following table summarizes the activity under the restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the six months ended March 31 2017:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2016	121,010	$44.51
Granted	37,275	$40.86
Forfeited / Canceled	(12,650)	$52.32
Vested	(38,425)	$47.20
Unvested at March 31, 2017	107,210	$41.36
Expected to vest	92,960	$40.54

Compensation expense related to restricted stock for the three months ended March 31, 2016 and 2017 was $182 and $451, respectively and for the six months ended March 31, 2016 and 2017 was $634 and $866, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2017 was $2,218, to be recognized over a weighted average period of 0.71 years. During the first quarter of fiscal 2017, the Company repurchased 6,017 shares of stock from employees at an average purchase price of $44.15 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Performance Shares

On November 22, 2016, the Company granted a target of 19,000 performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee.  The fair value of the performance shares is $60.09 per share, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended March 31, 2016 and 2017 was $0 and $111, respectively and for the six months ended March 31, 2016 and 2017 was $0 and $134, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2017 was $1,007, to be recognized over a weighted average period of 2.50 years.

Stock Options

The Company’s 2016 Incentive Compensation Plan and its two previous stock option plans authorize or formerly authorized the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,925,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provided for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for the grant of options to purchase up to 500,000 shares of the Company’s common stock.  Coinciding with the adoption of the 2016 Incentive Compensation Plan, the Company is no longer granting awards from these plans, although awards remain outstanding thereunder.  On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of up to 425,000 stock options and stock appreciation rights.   Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

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

On November 22, 2016, the Company granted 47,925 options at an exercise price of $40.86, the fair market value of the Company’s common stock on the day of the grant. During the first six months of fiscal 2017, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended March 31, 2016 and 2017 was $127 and $105, respectively, and for the six months ended March 31, 2016 and 2017 was $260 and $224, respectively. The remaining unrecognized compensation expense at March 31, 2017 was $1,036, to be recognized over a weighted average vesting period of 2.48 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the six months ended March 31, 2017 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2016	428,401		$48.47
Granted	47,925		$40.86
Exercised	—		$0.00
Canceled	(48,500)		$71.76
Outstanding at March 31, 2017	427,826	$326	$44.98	6.07	yrs.
Vested or expected to vest	393,969	$323	$45.00	5.96	yrs.
Exercisable at March 31, 2017	299,667	$306	$46.77	4.88	yrs.

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

Note 11.  Dividend

In the second quarter of fiscal 2017, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 15, 2017 to stockholders of record at the close of business on March 1, 2017.  The dividend cash pay-out was $2,752 for the quarter based on the number of shares outstanding.

On May 4, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2017 to stockholders of record at the close of business on June 1, 2017.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Money market funds included in cash and cash equivalents of $59,297 and $54,365 as of September 30, 2016 and March 31, 2017, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2015	$(61,455)	$(21,327)	$(4,883)	$(87,665)
Other comprehensive income (loss) before reclassifications	—	—	(478)	(478)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,217	706	—	2,923
Tax benefit	(890)	(259)	—	(1,149)
Net current-period other comprehensive income (loss)	1,529	447	(478)	1,498
Accumulated other comprehensive income (loss) as of March 31, 2016	$(59,926)	$(20,880)	$(5,361)	$(86,167)

	Three Months Ended March 31, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2016	$(72,838)	$(28,909)	$(13,222)	$(114,969)
Other comprehensive income (loss) before reclassifications	—	—	835	835
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,810	1,069	—	3,879
Tax benefit	(1,109)	(393)	—	(1,502)
Net current-period other comprehensive income (loss)	1,903	676	835	3,414
Accumulated other comprehensive income (loss) as of March 31, 2017	$(70,935)	$(28,233)	$(12,387)	$(111,555)

	Six Months Ended March 31, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive income (loss) before reclassifications	—	—	(2,166)	(2,166)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	404	—	—	404
Actuarial losses (a)	4,435	1,412	—	5,847
Tax benefit	(1,780)	(519)	—	(2,299)
Net current-period other comprehensive income (loss)	3,059	893	(2,166)	1,786
Accumulated other comprehensive income (loss) as of March 31, 2016	$(59,926)	$(20,880)	$(5,361)	$(86,167)

	Six Months Ended March 31, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	—	—	(2,191)	(2,191)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	404	—	—	404
Actuarial losses (a)	5,620	2,139	—	7,759
Tax benefit	(2,217)	(787)	—	(3,004)
Net current-period other comprehensive income (loss)	3,807	1,352	(2,191)	2,968
Accumulated other comprehensive loss as of March 31, 2017	$(70,935)	$(28,233)	$(12,387)	$(111,555)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 14.  Long-term Obligations

On January 1, 2015, the Company entered into a capital lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20-year lease term.  The long-term component of the capital lease obligation is included in Long-term obligations.

The Company entered into a twenty-year “Build-to-suit” lease for a building that will house the assets and operations of the service center to be located in LaPorte, Indiana that is being relocated from Lebanon, Indiana (See Note 16).  During the first quarter of fiscal 2017, the Company took occupancy of the building.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility of approximately $4,100 are included in Property, plant and equipment, net on the Consolidated Balance Sheet and will be depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

As of March 31, 2017, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2017	$489
2018	982
2019	989
2020	994
2021	1,001
Thereafter	14,609
Total minimum lease payments	19,064
Less amounts representing interest	(10,753)
Present value of net minimum lease payments	8,311
Less current obligation	(925)
Total long-term lease obligation	$7,386

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	March 31,
	2016	2017
Capital lease rental payments	$4,331	$4,303
Finance lease rental payments	3,700	4,008
Environmental post-closure monitoring and maintenance activities	683	683
Less amounts due within one year	(458)	(1,000)
Long-term obligations (less current portion)	$8,256	$7,994

Note 15.  Restricted Cash

As of September 30, 2016 and March 31, 2017, the Company had cash of $5,446 and $423, respectively, held in an account that is restricted from use awaiting the fulfillment of a customer order.  The remaining obligations to ship were fulfilled in the second quarter of fiscal 2017, and the Company expects the remaining funds to be released from restriction in the third quarter of fiscal 2017.

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

Costs associated with the project are estimated to consist of approximately $1,800 to $2,500 relating to equipment relocation and approximately $500 to $1,100 in other costs, including one-time termination benefits, relocation expenses and lease termination costs, for a total of approximately $2,300 to $3,600 in total costs relating to the move.  Approximately $340 of these costs were expensed in fiscal 2016 and an additional $88 was expensed in the first six months of fiscal 2017.  The remainder will be recorded as incurred over the project period.

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

Dividends Paid and Declared

In the second quarter of fiscal 2017, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on March 15, 2017 to stockholders of record at the close of business on March 1, 2017.  The dividend cash pay-out in the second quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On May 4, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2017 to stockholders of record at the close of business on June 1, 2017.

Capital Spending

During the second quarter of fiscal 2017, the Company has continued to execute on its capital expansion projects that were initiated in fiscal 2016.  The $22.0 million of planned capital spending in fiscal 2017 includes $6.0 million to expand the LaPorte service center operations, $4.9 million to further increase sheet manufacturing capacity in the Kokomo operations, which is expected to help the Company keep pace with anticipated growth in the aerospace market, and $0.5 million for the completion of the manufacturing phase of the IT systems upgrade.  The remaining $10.6 million of planned spending is earmarked for continued upgrades throughout the manufacturing facilities.  Capital investment in the first six months of fiscal 2017 was $9.8 million.

Volumes, Competition and Pricing

Volumes in the second quarter of fiscal 2017 were 4.8 million pounds, reflecting an improvement over the past several quarters.  Aerospace volume improved 15.1% sequentially from the first to the second quarters of fiscal 2017 and was higher than the best quarter of fiscal 2016, reflecting solid volume levels in spite of the continued challenges faced in the supply chain for the new engine platforms.  Chemical processing volume improved sequentially from the first to the second quarters of fiscal 2017 and over last year but is still at a very weak level below one million pounds.  Sequentially, from the first to the second quarters of fiscal 2017, we had lower levels of specialty application projects in this market but higher base-volume levels.  Industrial gas turbine volume improved both sequentially from the first to the second quarters and over last year as the Company saw improved demand in this market, including an 8.1% increase in the order backlog for industrial gas turbines.

Pricing continues to be challenging.  The product average selling price per pound this quarter was $19.68, the lowest level in the past 12 quarters.  The average selling price per pound dropped sequentially from the first to the second quarter in Aerospace by $(1.37) and in Industrial Gas Turbines by $(1.34).  However, the more significant drop was in Chemical Processing of $(8.17) driven by less specialty application projects this quarter compared to the first quarter of fiscal 2017.  As industrial activity and backlog volumes are strengthening, the Company increased prices in March on a large portion of its transactional business by approximately 3%.

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

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2015	2016	2016	2016	2016	2017
Net Revenues	$95,070	$102,511	$101,255	$107,523	$93,355	$103,112
Gross Profit Margin	$12,088	$8,905	$13,265	$13,322	$10,487	$9,788
Gross Profit Margin %	12.7%	8.7%	13.1%	12.4%	11.2%	9.5%

During the second quarter of fiscal 2017, gross profit margin and gross profit margin percentage declined sequentially from the first quarter of fiscal 2017.  Gross profit margin percentage was 9.5% in the second quarter of fiscal 2017 compared to 11.2% in the first quarter of fiscal 2017.  Although overall volumes and revenue increased sequentially from the first to the second quarter, gross margin declined primarily due to fewer specialty application projects and price competition.  Gross margin improved compared to the same quarter last year primarily due to better alignment of the cost of nickel in the Company’s cost of sales with the market price of nickel.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2016	2016	2016	2016	2017
Backlog(1)
Dollars (in thousands)	$204,713	$193,538	$187,215	$168,340	$167,286	$170,848
Pounds (in thousands)	6,445	6,248	6,281	6,098	6,795	6,960
Average selling price per pound	$31.76	$30.98	$29.81	$27.61	$24.62	$24.55
Average nickel price per pound
London Metals Exchange(2)	$3.94	$3.95	$4.04	$4.63	$5.00	$4.64

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

Backlog was $170.8 million at March 31, 2017, an increase of approximately $3.6 million, or 2.1%, from $167.3 million at December 31, 2016.  Even with product shipments increasing sequentially from the first quarter to the second quarter of fiscal 2017, backlog dollars increased due to order entry rates increasing nearly 14%.  The backlog dollars increased during the second quarter of fiscal 2017 due to a 2.4% increase in pounds, partially offset by a 0.3% decrease in average selling price per pound.  The increase in pounds was primarily due to an improved level of order entry volume during the second quarter of fiscal 2017.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2016	2016	2016	2016	2017
Net revenues (in thousands)
Aerospace	$47,535	$52,342	$47,039	$50,529	$45,784	$49,536
Chemical processing	16,200	13,108	20,469	22,539	19,128	18,081
Industrial gas turbines	16,997	18,960	16,117	15,989	14,593	17,827
Other markets	9,474	12,304	10,789	12,466	8,429	9,923
Total product revenue	90,206	96,714	94,414	101,523	87,934	95,367
Other revenue	4,864	5,797	6,841	6,000	5,421	7,745
Net revenues	$95,070	$102,511	$101,255	$107,523	$93,355	$103,112

Shipments by markets (in thousands of pounds)
Aerospace	2,064	2,314	2,042	2,300	2,017	2,322
Chemical processing	714	649	745	708	605	771
Industrial gas turbines	1,300	1,365	1,227	1,073	1,039	1,403
Other markets	308	431	365	361	316	350
Total shipments	4,386	4,759	4,379	4,442	3,977	4,846

Average selling price per pound
Aerospace	$23.03	$22.62	$23.04	$21.97	$22.70	$21.33
Chemical processing	22.69	20.20	27.48	31.83	31.62	23.45
Industrial gas turbines	13.07	13.89	13.14	14.90	14.05	12.71
Other markets	30.76	28.55	29.56	34.53	26.67	28.35
Total product (product only; excluding other revenue)	20.57	20.32	21.56	22.86	22.11	19.68
Total average selling price (including other revenue)	21.68	21.54	23.12	24.21	23.47	21.28

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2017

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2016		2017		Amount	%
Net revenues	$102,511	100.0%	$103,112	100.0%	$601	0.6%
Cost of sales	93,606	91.3%	93,324	90.5%	(282)	(0.3)%
Gross profit	8,905	8.7%	9,788	9.5%	883	9.9%
Selling, general and administrative expense	9,524	9.3%	10,541	10.2%	1,017	10.7%
Research and technical expense	913	0.9%	991	1.0%	78	8.5%
Operating income (loss)	(1,532)	(1.5)%	(1,744)	(1.7)%	(212)	13.8%
Interest income	(19)	(0.0)%	(44)	(0.0)%	(25)	131.6%
Interest expense	139	0.1%	236	0.2%	97	69.8%
Income (loss) before income taxes	(1,652)	(1.6)%	(1,936)	(1.9)%	(284)	17.2%
Provision for (benefit from) income taxes	(490)	(0.5)%	(46)	(0.0)%	444	(90.6)%
Net income (loss)	$(1,162)	(1.1)%	$(1,890)	(1.8)%	$(728)	62.7%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2016	2017	Amount	%
Net revenues (in thousands)
Aerospace	$52,342	$49,536	$(2,806)	(5.4)%
Chemical processing	13,108	18,081	4,973	37.9%
Industrial gas turbine	18,960	17,827	(1,133)	(6.0)%
Other markets	12,304	9,923	(2,381)	(19.4)%
Total product revenue	96,714	95,367	(1,347)	(1.4)%
Other revenue	5,797	7,745	1,948	33.6%
Net revenues	$102,511	$103,112	$601	0.6%

Pounds by market (in thousands)
Aerospace	2,314	2,322	8	0.3%
Chemical processing	649	771	122	18.8%
Industrial gas turbine	1,365	1,403	38	2.8%
Other markets	431	350	(81)	(18.8)%
Total shipments	4,759	4,846	87	1.8%

Average selling price per pound
Aerospace	$22.62	$21.33	$(1.29)	(5.7)%
Chemical processing	20.20	23.45	3.25	16.1%
Industrial gas turbine	13.89	12.71	(1.18)	(8.5)%
Other markets	28.55	28.35	(0.20)	(0.7)%
Total product (excluding other revenue)	20.32	19.68	(0.64)	(3.1)%
Total average selling price (including other revenue)	$21.54	$21.28	$(0.26)	(1.2)%

Net Revenues.  Net revenues were $103.1 million in the second quarter of fiscal 2017, an increase of 0.6% from $102.5 million in the same period of fiscal 2016.   Volume was 4.8 million pounds in the second quarter of fiscal 2017, an increase of 1.8% from 4.8 million pounds in the same period of fiscal 2016.  The increase in volume is due primarily to a more normalized volume of shipments in the chemical processing market compared to a weaker than normal second quarter in fiscal 2016.  The product-sales average selling price was $19.68 per pound in the second quarter of fiscal 2017, a decrease of 3.1% from $20.32 per pound in the same period of fiscal 2016.  The average selling price decreased due to increased pricing competition and other factors, which decreased average selling price per pound by approximately $2.01, partially offset by higher raw material market prices and a higher value product mix, which increased average selling prices per pound by approximately $0.81 and $0.56, respectively.

Sales to the aerospace market were $49.5 million in the second quarter of fiscal 2017, a decrease of 5.4% from $52.3 million in the same period of fiscal 2016, due to a 5.7% decrease in average selling price per pound, partially offset by a 0.3% increase in volume.    The volume in the second quarter of fiscal 2017 was higher than the best quarter fiscal 2016.  The average selling price per pound decrease reflects reduced transactional business, increased pricing competition and other factors and a lower-value product mix, which decreased average selling price per pound by approximately $1.99 and $0.18, respectively, partially offset by an increase in market prices of raw materials, which increased average selling price per pound by approximately $0.88.

Sales to the chemical processing market were $18.1 million in the second quarter of fiscal 2017, an increase of 37.9% from $13.1 million in the same period of fiscal 2016, due to a 16.1% increase in average selling price per pound, combined with an 18.8% increase in volume.  The increase in volume reflects the absence of project orders coupled with a low level of base business in the second quarter of fiscal 2016.  The average selling price per pound increase reflects a higher-value product mix due to a proprietary alloy project shipment sold in the second quarter of fiscal 2017 and a change in market prices of raw materials, which increased average selling price per pound by approximately $5.48 and $0.48, respectively, partially offset by reduced transactional business, increased pricing competition and other factors, which decreased average selling price per pound by approximately $2.70.

Sales to the industrial gas turbine market were $17.8 million in the second quarter of fiscal 2017, a decrease of 6.0% from $19.0 million for the same period of fiscal 2016, due to a decrease of 8.5% in average selling price per pound, partially offset by an increase of 2.8% in volume, reflecting stronger demand.   The decrease in average selling price primarily reflects reduced transactional business, increased pricing competition and other factors, which decreased average selling price per pound by approximately $2.07, partially offset by a change in market prices of raw materials and a higher-value product form mix, which increased average selling price per pound by approximately $0.84 and $0.05, respectively.

Sales to other markets were $9.9 million in the second quarter of fiscal 2017, a decrease of 19.4% from $12.3 million in the same period of fiscal 2016, due to an 18.8% decrease in volume, combined with a 0.7% decrease in average selling price per pound.  The decrease in volume is due primarily to a lower amount of project business shipped in the second quarter of fiscal 2017.  The decrease in average selling price reflects a change to a lower-value product mix and increased pricing competition and other factors which decreased average selling price per pound by approximately $0.62 and $0.57, respectively, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.99.

Other Revenue.  Other revenue was $7.7 million in the second quarter of fiscal 2017, an increase of 33.6% from $5.8 million in the same period of fiscal 2016. The increase is due primarily to higher toll processing revenues.

Cost of Sales. Cost of sales was $93.3 million, or 90.5% of net revenues, in the second quarter of fiscal 2017 compared to $93.6 million, or 91.3% of net revenues, in the same period of fiscal 2016. Cost of sales in the second quarter of fiscal 2017 decreased by $0.3 million as compared to the same period of fiscal 2016 primarily due to lower cost of raw materials, partially offset by lower manufacturing cost absorption.

Gross Profit.  As a result of the above factors, gross profit was $9.8 million for the second quarter of fiscal 2017, an increase of $0.9 million from the same period of fiscal 2016. Gross margin as a percentage of net revenue increased to 9.5% in the second quarter of fiscal 2017 as compared to 8.7% in the same period of fiscal 2016. The increase is primarily attributable to closer nickel market price alignment with cost.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $10.5 million for the second quarter of fiscal 2017, an increase of $1.0 million from the same period of fiscal 2016.  A prior year reversal of performance based restricted stock expense which did not occur this year was the primary driver in higher expense of $0.4 million in the second quarter as compared to the same period of fiscal 2016.  Additionally, a net change in foreign exchange gains and losses of $0.2 million as well as higher spending in information technology and pension expense contributed to the increased expense.   Selling, general and administrative expense as a percentage of net revenues increased to 10.2% for the first quarter of fiscal 2017 compared to 9.3% for the same period of fiscal 2016.

Research and Technical Expense.  Research and technical expense was $1.0 million, or 1.0% of revenue, for the second quarter of fiscal 2017, an increase of $0.1 million from the same period of fiscal 2016.

Operating Income/(Loss).  As a result of the above factors, operating loss in the second quarter of fiscal 2017 was $(1.7) million compared to an operating loss of $(1.5) million in the same period of fiscal 2016.

Income Taxes.  Income tax benefit was $0.0 million in the second quarter of fiscal 2017, a decrease of $0.4 million from a benefit of $0.5 million in the second quarter of fiscal 2016. The effective tax rate for the second quarter of fiscal 2017 was 2.4%, compared to

29.7% in the same period of fiscal 2016.  The lower effective tax rate for the second quarter of fiscal 2017 is primarily attributable to the expensing of deferred tax assets related to a stock option grant that expired during the quarter, which had a $0.4 million impact in the second quarter of fiscal 2017.  In addition the low taxable income impacted the Company’s manufacturer’s deduction which lowered the effective tax rate in a quarter with a net loss.

Net Income/(Loss).  As a result of the above factors, net loss in the second quarter of fiscal 2017 was $(1.9) million, a difference of $0.7 million from net loss of $(1.2) million in the same period of fiscal 2016.

Results of Operations for the Six Months Ended March 31, 2016 Compared to the Six Months Ended March 31, 2017

	Six Months Ended March 31,				Change
	2016		2017		Amount	%
Net revenues	$197,581	100.0%	$196,467	100.0%	$(1,114)	(0.6)%
Cost of sales	176,588	89.4%	176,192	89.7%	(396)	(0.2)%
Gross profit	20,993	10.6%	20,275	10.3%	(718)	(3.4)%
Selling, general and administrative expense	19,800	10.0%	20,853	10.6%	1,053	5.3%
Research and technical expense	1,828	0.9%	1,934	1.0%	106	5.8%
Operating income (loss)	(635)	(0.3)%	(2,512)	(1.3)%	(1,877)	295.6%
Interest income	(45)	(0.0)%	(101)	(0.1)%	(56)	124.4%
Interest expense	277	0.1%	405	0.2%	128	46.2%
Income (loss) before income taxes	(867)	(0.4)%	(2,816)	(1.4)%	(1,949)	224.8%
Provision for (benefit from) income taxes	67	0.0%	(254)	(0.1)%	(321)	(479.1)%
Net income (loss)	$(934)	(0.5)%	$(2,562)	(1.3)%	$(1,628)	174.3%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2016	2017	Amount	%
Net revenues (dollars in thousands)
Aerospace	$99,877	$95,320	$(4,557)	(4.6)%
Chemical processing	29,308	37,209	7,901	27.0%
Industrial gas turbine	35,957	32,420	(3,537)	(9.8)%
Other markets	21,778	18,352	(3,426)	(15.7)%
Total product revenue	186,920	183,301	(3,619)	(1.9)%
Other revenue	10,661	13,166	2,505	23.5%
Net revenues	$197,581	$196,467	$(1,114)	(0.6)%
Pounds by market (in thousands)
Aerospace	4,378	4,339	(39)	(0.9)%
Chemical processing	1,363	1,376	13	1.0%
Industrial gas turbine	2,665	2,442	(223)	(8.4)%
Other markets	739	666	(73)	(9.9)%
Total shipments	9,145	8,823	(322)	(3.5)%
Average selling price per pound
Aerospace	$22.81	$21.97	$(0.84)	(3.7)%
Chemical processing	21.50	27.04	5.54	25.8%
Industrial gas turbine	13.49	13.28	(0.21)	(1.6)%
Other markets	29.47	27.56	(1.91)	(6.5)%
Total product (excluding other revenue)	20.44	20.78	0.34	1.7%
Total average selling price (including other revenue)	$21.61	$22.27	$0.66	3.1%

Net Revenues.   Net revenues were $196.5 million in the first six months of fiscal 2017, a decrease of 0.6% from $197.6 million in the same period of fiscal 2016.   Volume was 8.8 million pounds in the first six months of fiscal 2017, a decrease of 3.5% from 9.1 million pounds in the same period of fiscal 2016.  The decrease in volume is primarily due to the lower level of ingot orders in industrial gas turbines as well as lower specialty application projects in other markets shipped in the first six months of fiscal 2017 as compared to the same period in fiscal 2016.  The product-sales average selling price was $20.78 per pound in the first six months of fiscal 2017, an increase of 1.7% from $20.44 per pound in the same period of fiscal 2016.  The average selling price increased as a result of a change in product mix and higher raw material market prices, which increased average selling price per pound by approximately $1.63 and $0.63, respectively, partially offset by a $1.96 per pound decrease due to competition and other pricing factors.

Sales to the aerospace market were $95.3 million in the first six months of fiscal 2017, a decrease of 4.6% from $99.9 million in the same period of fiscal 2016, due to a 0.9% decrease in volume combined with a 3.7% decrease in average selling price per pound.  The decrease in volume appears to reflect minor adjustments in the supply chain, particularly in the first quarter.  In addition, volume was impacted by changes to the product form shipped.  The average selling price per pound decrease reflects an increase in pricing competition and other pricing factors, which decreased average selling price per pound by approximately $1.73, partially offset by a change in market prices of raw materials and a change to a higher-value product mix, which increased average selling price per pound by approximately $0.67 and $0.22, respectively.

Sales to the chemical processing market were $37.2 million in the first six months of fiscal 2017, an increase of 27.0% from $29.3 million in the same period of fiscal 2016, due to a 25.8% increase in average selling price per pound, combined with a 1.0% increase in volume.  The average selling price per pound increase reflects a higher-value product mix and a change in market prices of raw materials, which increased average selling price per pound by approximately $7.96 and $0.43, respectively, partially offset by increased pricing competition and other factors, which decreased average selling price per pound by approximately $2.85.

Sales to the industrial gas turbine market were $32.4 million in the first six months of fiscal 2017, a decrease of 9.8% from $36.0 million for the same period of fiscal 2016, due to a decrease of 1.6% in average selling price per pound combined with a decrease of 8.4% in volume.  Volumes decreased due to a lower level of ingot orders shipped in the first six months of fiscal 2017 compared to the same period of fiscal 2016, particularly in the first quarter of fiscal 2017.  The decrease in average selling price primarily reflects increased pricing competition and other factors, which decreased average selling price per pound by approximately $2.23, partially offset by a change to a higher-value product mix and higher market raw material prices, which increased average selling price per pound by approximately $1.35 and $0.67, respectively.

Sales to other markets were $18.4 million in the first six months of fiscal 2017, a decrease of 15.7% from $21.8 million in the same period of fiscal 2016, due to a 9.9% decrease in volume combined with a decrease of 6.5% in average selling price per pound.  The decrease in volume was primarily due to a large pipe & tube project shipped in the first six months of fiscal 2016, which did not repeat in fiscal 2017.  The decrease in average selling price reflects a lower-value product mix and competition and other pricing factors which decreased average selling price per pound by approximately $1.84 and $0.76, respectively, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.69.

Other Revenue.   Other revenue was $13.2 million in the first six months of fiscal 2017, an increase of 23.5% from $10.7 million in the same period of fiscal 2016. The increase is due primarily to increased toll processing revenues and adjustments to sales reserves.

Cost of Sales.  Cost of sales was $176.2 million, or 89.7% of net revenues, in the first six months of fiscal 2017 compared to $176.6 million, or 89.4% of net revenues, in the same period of fiscal 2016.

Gross Profit.   As a result of the above factors, gross profit was $20.3 million for the first six months of fiscal 2017, a decrease of $0.7 million from the same period of fiscal 2016. Gross margin as a percentage of net revenue decreased to 10.3% in the first six months of fiscal 2017 as compared to 10.6% in the same period of fiscal 2016. The decrease is primarily attributable to a less profitable mix of products sold in fiscal 2017 related to the lower level of specialty application projects, offset by a more favorable nickel price alignment with cost.  In fiscal 2016, falling nickel prices created compression on gross margins due to pressure on selling prices from lower nickel prices, combined with higher cost of sales as the Company sold the higher-cost inventory melted in a prior period with higher nickel prices.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $20.9 million for the first six months of fiscal 2017, an increase of $1.1 million from the same period of fiscal 2016.  A prior year reversal of performance based restricted stock expense which did not occur this year was the primary driver in higher expense of $0.3 million in the first six months of fiscal 2017 as compared to the same period of fiscal 2016.  Additionally, higher information technology spending of $0.4 million and pension expense of $0.2 million also contributed to the increase.  Selling, general and administrative expense as a percentage of net revenues increased to 10.6% for the first six months of fiscal 2017 compared to 10.0% for the same period of fiscal 2016.

Research and Technical Expense.  Research and technical expense was $1.9 million, or 1.0% of revenue, for the first six months of fiscal 2017, compared to $1.8 million, or 0.9% of revenue, in the same period of fiscal 2016.

Operating Loss.  As a result of the above factors, operating loss in the first six months of fiscal 2017 was $(2.5) million compared to an operating loss of $(0.6) million in the same period of fiscal 2016.

Income Taxes.  Income tax benefit was $0.3 million in the first six months fiscal 2017, a difference of $0.3 million from the same period of fiscal 2016.  The effective tax rate for the first six months of fiscal 2017 was 9.0%, compared to (7.7%) in the same period of fiscal 2016.  During the first quarter of fiscal 2016, a federal tax law was enacted that resulted in a $300 unfavorable impact during the first six months of fiscal 2016 and led to a negative effective tax rate.  The effective tax rate the first six months of fiscal 2017 was impacted due to the expensing of deferred tax assets of $379 as a result of the expiration of a stock option grant.  Additionally, the low taxable income impacted the Company’s manufacturer’s deduction which lowered the effective tax rate in a period with a net loss.

Net Loss.  As a result of the above factors, net loss for the first six months of fiscal 2017 was $(2.6) million, an increase of $1.6 million from net loss of $(0.9) million in the same period of fiscal 2016.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $254.0 million at March 31, 2017, a decrease of $1.3 million or 0.5% from $255.4 million at September 30, 2016. This decrease resulted primarily from accounts payable and accrued expenses increasing $11.2 million, partially offset by inventory increasing $6.2 million and account receivable increasing $3.6 million during the first six months of fiscal 2017.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2017, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At March 31, 2017, the Company had unrestricted cash and cash equivalents of $54.4 million compared to $59.3 million at September 30, 2016. As of March 31, 2017, the Company had cash and cash equivalents of $14.3 million held by foreign subsidiaries in various currencies.

For the first six months of fiscal 2017, net cash provided by operating activities was $11.2 million compared to net cash provided by operating activities of $18.4 million in the first six months of fiscal 2016.  The primary driver of the decrease is the Company’s receipt of  $16.1 million of prepayment for products, of which $9.2 million was recorded as restricted cash, on special projects in the first six months of fiscal 2016, which was recorded on the balance sheet as deferred revenue.  Additionally, the Company paid $2.8 million in income taxes during the first six months of fiscal 2017 compared to receiving refunds of $0.8 million during the same period of fiscal 2016 and cash generated from controllable working capital was $0.1 million compared to cash generated of $0.4 million in the same period of fiscal 2016.  The decrease in cash provided by operating activities was partially offset by the release of $5.0 million of restricted cash during fiscal 2017 as the Company fulfilled the special project orders.  Net cash used in investing activities was $9.8 million in the first six months of fiscal 2017 compared to $13.7 million in the same period of fiscal 2016.  The reduction in cash used in investing activities is primarily due to a higher level of investment in sheet manufacturing capacity in the first six months of fiscal 2016 as compared to the first six months of fiscal 2017.  Net cash used in financing activities in the first six months of fiscal 2017 of $5.9 million included $5.5 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2017 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  As of March 31, 2017, the Company had unrestricted cash of $54.4 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted

Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2017, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum (0.25% prior to the July 7, 2016 amendment) on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount (12.5% prior to the July 7, 2016 amendment). The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of March 31, 2017, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first six months of fiscal 2017 was $9.8 million, and the forecast for capital spending in fiscal 2017 is $22.0 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2017:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$1,210	$280	$560	$370	$—
Operating lease obligations	6,713	2,783	3,412	497	21
Capital and finance lease obligations	19,217	1,012	2,015	2,004	14,186
Raw material contracts (primarily nickel)	26,652	26,652	—	—	—
Capital projects and other commitments	12,534	12,534	—	—	—
Pension plan(2)	136,267	6,000	14,550	25,750	89,967
Non-qualified pension plans	806	95	190	190	331
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	683	70	133	158	322
Total	$254,082	$54,426	$30,860	$38,969	$129,827

(1)	As of March 31, 2017, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $136,267 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2017. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2016.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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
Date: May 4, 2017

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 4, 2017

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