Form 10-Q
period 2017-06-30
HAYNES INTERNATIONAL INC
filed 2017-08-03
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company☐
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

As of August 3, 2017, the registrant had 12,507,732 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$59,297	$48,477
Restricted cash (Note 15)	5,446	—
Accounts receivable, less allowance for doubtful accounts of $402 and $573 at September 30, 2016 and June 30, 2017, respectively	61,612	61,076
Inventories	236,558	247,396
Income taxes receivable	538	3,720
Other current assets	2,809	2,714
Total current assets	366,260	363,383
Property, plant and equipment, net	199,182	196,177
Deferred income taxes	71,010	70,591
Prepayments and deferred charges	1,798	1,626
Goodwill	4,789	4,789
Other intangible assets, net	6,562	6,193
Total assets	$649,601	$642,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,925	$37,084
Accrued expenses	12,880	14,368
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	7,488	2,500
Total current liabilities	55,388	59,047
Long-term obligations (less current portion)	8,256	7,966
Deferred revenue (less current portion)	22,829	20,954
Deferred income taxes	1,578	1,577
Accrued pension benefits (less current portion)	130,134	127,030
Accrued postretirement benefits (less current portion)	120,117	120,187
Total liabilities	338,302	336,761
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,520,308 and 12,542,908 shares issued and 12,491,149 and 12,507,732 outstanding at September 30, 2016 and June 30, 2017, respectively)	12	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	246,625	248,185
Accumulated earnings	180,565	165,779
Treasury stock, 29,159 shares at September 30, 2016 and 35,176 shares at June 30, 2017	(1,380)	(1,646)
Accumulated other comprehensive loss	(114,523)	(106,333)
Total stockholders’ equity	311,299	305,998
Total liabilities and stockholders’ equity	$649,601	$642,759

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Net revenues	$101,255	$97,977	$298,836	$294,444
Cost of sales	87,990	94,315	264,578	270,507
Gross profit	13,265	3,662	34,258	23,937
Selling, general and administrative expense	9,211	10,564	29,011	31,417
Research and technical expense	916	941	2,744	2,875
Operating income (loss)	3,138	(7,843)	2,503	(10,355)
Interest income	(29)	(54)	(74)	(155)
Interest expense	138	234	415	639
Income (loss) before income taxes	3,029	(8,023)	2,162	(10,839)
Provision for (benefit from) income taxes	237	(4,056)	304	(4,310)
Net income (loss)	$2,792	$(3,967)	$1,858	$(6,529)
Net income (loss) per share:
Basic	$0.22	$(0.32)	$0.15	$(0.53)
Diluted	$0.22	$(0.32)	$0.15	$(0.53)
Weighted Average Common Shares Outstanding
Basic	12,370	12,401	12,359	12,394
Diluted	12,372	12,401	12,363	12,394

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Net income (loss)	$2,792	$(3,967)	$1,858	$(6,529)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,976	2,580	5,928	7,739
Foreign currency translation adjustment	(3,745)	2,642	(5,911)	451
Other comprehensive income (loss)	(1,769)	5,222	17	8,190
Comprehensive income (loss)	$1,023	$1,255	$1,875	$1,661

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net income (loss)	$1,858	$(6,529)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,316	15,980
Amortization	375	369
Pension and post-retirement expense - U.S. and U.K.	14,394	17,557
Change in long-term obligations	38	—
Stock compensation expense	1,432	1,561
Excess tax expense from restricted stock vesting	149	—
Deferred revenue	9,376	(6,863)
Deferred income taxes	4,007	(4,098)
Loss on disposition of property	213	452
Change in assets and liabilities:
Restricted cash	(9,200)	5,446
Accounts receivable	5,830	675
Inventories	(2,133)	(10,678)
Other assets	(144)	259
Accounts payable and accrued expenses	(1,718)	9,257
Income taxes	(3,653)	(3,188)
Accrued pension and postretirement benefits	(9,794)	(8,352)
Net cash provided by operating activities	26,346	11,848
Cash flows from investing activities:
Additions to property, plant and equipment	(22,102)	(14,059)
Net cash used in investing activities	(22,102)	(14,059)
Cash flows from financing activities:
Dividends paid	(8,240)	(8,257)
Proceeds from exercise of stock options	310	—
Payment for purchase of treasury stock	(289)	(266)
Excess tax expense from restricted stock vesting	(149)	—
Payments on long-term obligation	(37)	(111)
Net cash used in financing activities	(8,405)	(8,634)
Effect of exchange rates on cash	(466)	25
Increase (decrease) in cash and cash equivalents:	(4,627)	(10,820)
Cash and cash equivalents:
Beginning of period	49,045	59,297
End of period	$44,418	$48,477
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$366	$595
Income taxes paid (refunded), net	$(48)	$3,429
Capital expenditures incurred but not yet paid	$2,521	$789

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2017 or any interim period.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2016	2017
Raw Materials	$21,587	$19,679
Work-in-process	118,822	119,346
Finished Goods	94,772	106,977
Other	1,377	1,394
	$236,558	$247,396

Note 4.Income Taxes

Income tax expense for the three and nine months ended June 30, 2016 and 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods. The effective tax rate for the three months ended June 30, 2017 was 50.6% compared to 7.8% in the same period of fiscal 2016.  The effective tax rate for the nine months ended June 30, 2017 was 39.8% compared to 14.1% in the same period of fiscal 2016.  The higher effective tax rate for the third quarter of fiscal 2017 is primarily attributable to the different country locations that have generated losses before income taxes in fiscal 2017 as compared to the country locations that generated income before income taxes in fiscal 2016.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2016 and 2017 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2016	2017	2016	2017	2016	2017	2016	2017
Service cost	$1,020	$1,571	$58	$87	$3,060	$4,712	$174	$261
Interest cost	2,549	2,712	1,149	1,073	8,262	7,853	3,447	3,219
Expected return	(2,978)	(3,699)	—	—	(9,753)	(10,702)	—	—
Amortizations	2,320	3,029	706	1,070	7,086	9,004	2,118	3,210
Net periodic benefit cost	$2,911	$3,613	$1,913	$2,230	$8,655	$10,867	$5,739	$6,690

The Company contributed $4,500 to Company-sponsored domestic pension plans, $3,411 to its other post-retirement benefit plans and $586 to the U.K. pension plan for the nine months ended June 30, 2017. The Company expects to make future contributions of $1,500 to its U.S. pension plan, $1,589 to its other post-retirement benefit plan, and $192 to the U.K. pension plan for the remainder of fiscal 2017.

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

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company (together with a number of other manufacturer defendants) is also involved in one action alleging that asbestos in its facilities harmed the plaintiff. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post closure environmental monitoring and care for certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

The Company is required to, among other things, monitor groundwater and to continue post closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these, or any other current or former sites, would not have a material effect on the Company’s financial condition, results of operations or liquidity.

As of September 30, 2016 and June 30, 2017, the Company has accrued $683 for post-closure monitoring and maintenance activities, of which $608 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the annual cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) were as follows at June 30, 2017.

2017	$75
2018	78
2019	59
2020	50
2021	50
2022 and thereafter	371
$683

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company is working with that department to determine the extent of the issue and appropriate remediation.  Currently, the Company is unable to estimate the potential financial impact.

The Company expects to amend its Amended and Restated By-Laws effective upon receipt of the affirmative note of a majority of its stockholders at the Company’s 2018 Annual Meeting of stockholders.  The proposed amendment would remove the requirement that stockholders electing to remove a director must show cause in order to do so. This proposed amendment is in response to a recent decision by the Delaware Court of Chancery.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  No impairment has been recognized as of June 30, 2017.

During the first nine months of fiscal 2017, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $124 for the three-month periods ended June 30, 2016 and 2017, and $375 and $369 for the nine-month periods ended June 30, 2016 and 2017, respectively.

The following represents a summary of intangible assets at September 30, 2016 and June 30, 2017:

	Gross	Accumulated	Carrying
September 30, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,370)	$660
Trademarks	3,800	—	3,800
Customer relationships	2,100	(275)	1,825
Other	291	(14)	277
	$10,221	$(3,659)	$6,562

	Gross	Accumulated	Carrying
June 30, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,579)	$451
Trademarks	3,800	—	3,800
Customer relationships	2,100	(391)	1,709
Other	291	(58)	233
	$10,221	$(4,028)	$6,193

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2017	$120
2018	485
2019	305
2020	198
2021	194
Thereafter	1,091

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

The following table sets forth the computation of basic and diluted earnings (losses) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2016	2017	2016	2017
Numerator: Basic and Diluted
Net income (loss)	$2,792	$(3,967)	$1,858	$(6,529)
Dividends paid	(2,748)	(2,752)	(8,240)	(8,257)
Undistributed income (loss)	44	(6,719)	(6,382)	(14,786)
Percentage allocated to common shares (a)	99.0%	100.0%	99.0%	100.0%
Undistributed income (loss) allocated to common shares	44	(6,719)	(6,321)	(14,786)
Dividends paid on common shares outstanding	2,721	2,725	8,160	8,176
Net income (loss) available to common shares	2,765	(3,994)	1,839	(6,610)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,370,039	12,400,522	12,358,609	12,394,350
Adjustment for dilutive potential common shares	2,278	—	4,761	—
Weighted average shares outstanding - Diluted	12,372,317	12,400,522	12,363,370	12,394,350

Basic net income (loss) per share	$0.22	$(0.32)	$0.15	$(0.53)
Diluted net income (loss) per share	$0.22	$(0.32)	$0.15	$(0.53)

Number of stock option shares excluded as their effect would be anti-dilutive	383,202	299,667	380,302	314,834
Number of restricted stock shares excluded as their effect would be anti-dilutive	121,010	107,210	121,243	108,068
Number of performance share awards excluded as their effect would be anti-dilutive	—	14,250	—	14,250

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,370,039	12,400,522	12,358,609	12,394,350
Unvested participating shares	121,010	—	121,243	—
	12,491,049	12,400,522	12,479,852	12,394,350

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

On November 22, 2016, the Company granted 37,275 shares of time-based restricted stock to certain key employees and non-employee directors. The shares of time-based restricted stock granted to employees will vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause. The fair value of the grants was $40.86 per share, the closing price of the Company’s common stock on the trading day immediately preceding the day of the applicable grant.

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the nine months ended June 30 2017:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2016	121,010	$44.51
Granted	37,275	$40.86
Forfeited / Canceled	(12,650)	$52.32
Vested	(38,425)	$47.20
Unvested at June 30, 2017	107,210	$41.36
Expected to vest	80,293	$40.98

Compensation expense related to restricted stock for the three months ended June 30, 2016 and 2017 was $411 and $130, respectively and for the nine months ended June 30, 2016 and 2017 was $1,045 and $997, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2017 was $1,609, to be recognized over a weighted average period of 0.80 years. During the first quarter of fiscal 2017, the Company repurchased 6,017 shares of stock from employees at an average purchase price of $44.15 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Performance Shares

On November 22, 2016, the Company granted a target of 19,000 performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee.  The fair value of the performance shares is $60.09 per share, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended June 30, 2016 and 2017 was $0 and $101, respectively, and for the nine months ended June 30, 2016 and 2017 was $0 and $235, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2017 was $907, to be recognized over a weighted average period of 2.25 years.

Stock Options

The Company’s 2016 Incentive Compensation Plan and its two previous stock option plans authorize, or formerly authorized, the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,925,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provided for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for the grant of options to purchase up to 500,000 shares of the Company’s common stock.  Coinciding with the adoption of the 2016 Incentive Compensation Plan, the Company is no longer granting awards from these plans, although awards remain outstanding thereunder.  On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of up to 425,000 stock options and stock appreciation rights.   Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

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

On November 22, 2016, the Company granted 47,925 options at an exercise price of $40.86, the fair market value of the Company’s common stock on the day of the grant. During the first nine months of fiscal 2017, no options were exercised.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2016 and 2017 was $127 and $105, respectively, and for the nine months ended June 31, 2016 and 2017 was $387 and $329, respectively. The remaining unrecognized compensation expense at June 30, 2017 was $932, to be recognized over a weighted average vesting period of 2.23 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the nine months ended June 30, 2017 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2016	428,401		$48.47
Granted	47,925		$40.86
Exercised	—		$0.00
Canceled	(48,500)		$71.76
Outstanding at June 30, 2017	427,826	$252	$44.98	5.82	yrs.
Vested or expected to vest	393,969	$252	$45.00	5.71	yrs.
Exercisable at June 30, 2017	299,667	$252	$46.77	4.63	yrs.

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

Note 11.  Dividend

In the third quarter of fiscal 2017, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 15, 2017 to stockholders of record at the close of business on June 1, 2017.  The dividend cash pay-out was $2,752 for the quarter based on the number of shares outstanding.

On August 3, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2017 to stockholders of record at the close of business on September 1, 2017.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. Cash and money market funds $59,297 and $48,477 as of September 30, 2016 and June 30, 2017, respectively, are considered Level 1.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2016	$(59,926)	$(20,880)	$(5,361)	$(86,167)
Other comprehensive income (loss) before reclassifications	—	—	(3,745)	(3,745)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,218	707	—	2,925
Tax benefit	(891)	(260)	—	(1,151)
Net current-period other comprehensive income (loss)	1,529	447	(3,745)	(1,769)
Accumulated other comprehensive income (loss) as of June 30, 2016	$(58,397)	$(20,433)	$(9,106)	$(87,936)

	Three Months Ended June 30, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2017	$(70,935)	$(28,233)	$(12,387)	$(111,555)
Other comprehensive income (loss) before reclassifications	—	—	2,642	2,642
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,809	1,070	—	3,879
Tax benefit	(1,107)	(394)	—	(1,501)
Net current-period other comprehensive income (loss)	1,904	676	2,642	5,222
Accumulated other comprehensive income (loss) as of June 30, 2017	$(69,031)	$(27,557)	$(9,745)	$(106,333)

	Nine Months Ended June 30, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive income (loss) before reclassifications	—	—	(5,911)	(5,911)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	606	—	—	606
Actuarial losses (a)	6,653	2,119	—	8,772
Tax benefit	(2,671)	(779)	—	(3,450)
Net current-period other comprehensive income (loss)	4,588	1,340	(5,911)	17
Accumulated other comprehensive income (loss) as of June 30, 2016	$(58,397)	$(20,433)	$(9,106)	$(87,936)

	Nine Months Ended June 30, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	—	—	451	451
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	606	—	—	606
Actuarial losses (a)	8,429	3,209	—	11,638
Tax benefit	(3,324)	(1,181)	—	(4,505)
Net current-period other comprehensive income (loss)	5,711	2,028	451	8,190
Accumulated other comprehensive loss as of June 30, 2017	$(69,031)	$(27,557)	$(9,745)	$(106,333)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

As of June 30, 2017, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2017	$245
2018	982
2019	989
2020	994
2021	1,001
Thereafter	14,609
Total minimum lease payments	18,820
Less amounts representing interest	(10,537)
Present value of net minimum lease payments	8,283
Less current obligation	(925)
Total long-term lease obligation	$7,358

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	June 30,
	2016	2017
Capital lease rental payments	$4,331	$4,289
Finance lease rental payments	3,700	3,994
Environmental post-closure monitoring and maintenance activities	683	683
Less amounts due within one year	(458)	(1,000)
Long-term obligations (less current portion)	$8,256	$7,966

Note 15.  Restricted Cash

As of September 30, 2016 and June 30, 2017, the Company had cash of $5,446 and $0, respectively, held in an account that was restricted from use awaiting the fulfillment of a customer order.  The remaining obligations to ship were fulfilled in the second quarter of fiscal 2017, and the remaining funds were released from restriction in the third quarter of fiscal 2017.

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

Costs associated with the project are estimated to consist of approximately $1,800 to $2,500 relating to equipment relocation and approximately $500 to $1,100 in other costs, including one-time termination benefits, relocation expenses and lease termination costs, for a total of approximately $2,300 to $3,600 in total costs relating to the move.  Approximately $340 of these costs was expensed in fiscal 2016 and an additional $564 was expensed in the first nine months of fiscal 2017.  The remainder will be recorded as incurred over the project period.

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

Dividends Paid and Declared

In the third quarter of fiscal 2017, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on June 15, 2017 to stockholders of record at the close of business on June 1, 2017.  The dividend cash pay-out in the second quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On August 3, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2017 to stockholders of record at the close of business on September 1, 2017.

Capital Spending

During the third quarter of fiscal 2017, the Company continued to execute on its capital expansion projects that were initiated in fiscal 2016. The previously reported $22.0 million planned capital expenditures for fiscal 2017 has been reduced (due to some deferments into fiscal 2018) to $18.1 million, which includes $4.9 million to further increase sheet manufacturing capacity in the

Kokomo operations, $3.4 million to expand the LaPorte service center operations and $0.2 million for the completion of the manufacturing phase of the IT systems upgrade.  The remaining $9.6 million of planned spending is earmarked for continued upgrades throughout the Company’s manufacturing facilities.  Capital investment in the first nine months of fiscal 2017 was $14.1 million.

Volumes, Competition and Pricing

Volume in the third quarter of fiscal 2017 was 4.6 million pounds, reflecting weaker conditions driven by lower transactional business activity.  Pricing continues to be challenging with high competition, low nickel prices, continued sluggish transactional activity and low levels of high-value specialty application projects.  The product average selling price per pound in the third quarter was $19.89 compared to $19.68 in the second quarter of 2017.  While this is an increase from the second quarter, it is at a low level compared to the past several quarters.  Aerospace volume declined approximately 5% sequentially from the second to the third quarters of fiscal 2017, but volume levels have been relatively consistent with recent high levels.  The average selling price per pound in the aerospace market was comparable from the second to the third quarter. Chemical processing volume improved 11.3% sequentially from the second to the third quarter of fiscal 2017, the highest in two years, but levels are approximately 20% lower than normal volume. Our chemical processing market experienced a decrease in average selling price of $(5.95) per pound from the second to the third quarter, which followed the decrease in average selling price of $(8.17) in the second quarter, as compared to the first quarter.  These decreases were driven by fewer high-value specialty application projects in each quarter of fiscal 2017 and by a more competitive pricing environment.  Industrial gas turbine volume continues to be volatile with a 27.9% decline sequentially from the second to the third quarter after a 35% increase last quarter from the first to the second quarter of fiscal 2017.  The average selling price per pound increased in the industrial gas turbine market by $1.86 per pound on lower volumes due to changes in product mix.  Volumes in our other markets improved from low levels with a strengthening of the average selling price per pound, primarily due to improving demand in oil & gas related markets.

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
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2015	2016	2016	2016	2016	2017	2017
Net Revenues	$95,070	$102,511	$101,255	$107,523	$93,355	$103,112	$97,977
Gross Profit Margin	$12,088	$8,905	$13,265	$13,322	$10,487	$9,788	$3,662
Gross Profit Margin %	12.7%	8.7%	13.1%	12.4%	11.2%	9.5%	3.7%

During the third quarter of fiscal 2017, gross profit margin and gross profit margin percentage declined sequentially from the second quarter of fiscal 2017.  Gross profit margin percentage was 3.7% in the third quarter of fiscal 2017 compared to 9.5% in the second quarter of fiscal 2017.  Lower levels of specialty application projects in the third quarter compared to the second quarter of fiscal 2017 negatively impacted gross margins combined with lower overall volumes, competitive pricing and a less profitable product mix.  In addition, due primarily to intensely competitive pricing in the chemical processing market, the Company increased the lower-of-cost-or-market and slow-moving reserve by $1.5 million to adjust the value of the associated inventory, which increased its cost of sales.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2016	2016	2016	2016	2017	2017
Backlog(1)
Dollars (in thousands)	$204,713	$193,538	$187,215	$168,340	$167,286	$170,848	$180,922
Pounds (in thousands)	6,445	6,248	6,281	6,098	6,795	6,960	7,496
Average selling price per pound	$31.76	$30.98	$29.81	$27.61	$24.62	$24.55	$24.14
Average nickel price per pound
London Metals Exchange(2)	$3.94	$3.95	$4.04	$4.63	$5.00	$4.64	$4.05

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

Backlog was $180.9 million at June 30, 2017, an increase of $10.1 million, or 5.9%, from $170.8 million at March 31, 2017.  Backlog pounds increased during the third quarter of fiscal 2017 by 7.7%.  Aerospace and other markets had higher order entries and improving backlog levels, as compared to the prior quarter.  The market price for nickel declined during the third quarter by 12.7% after also declining in the second quarter by 7.2%.

Quarterly Market Information

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2016	2016	2016	2016	2017	2017
Net revenues (in thousands)
Aerospace	$47,535	$52,342	$47,039	$50,529	$45,784	$49,536	$46,895
Chemical processing	16,200	13,108	20,469	22,539	19,128	18,081	15,017
Industrial gas turbines	16,997	18,960	16,117	15,989	14,593	17,827	14,731
Other markets	9,474	12,304	10,789	12,466	8,429	9,923	14,379
Total product revenue	90,206	96,714	94,414	101,523	87,934	95,367	91,022
Other revenue	4,864	5,797	6,841	6,000	5,421	7,745	6,955
Net revenues	$95,070	$102,511	$101,255	$107,523	$93,355	$103,112	$97,977

Shipments by markets (in thousands of pounds)
Aerospace	2,064	2,314	2,042	2,300	2,017	2,322	2,207
Chemical processing	714	649	745	708	605	771	858
Industrial gas turbines	1,300	1,365	1,227	1,073	1,039	1,403	1,011
Other markets	308	431	365	361	316	350	501
Total shipments	4,386	4,759	4,379	4,442	3,977	4,846	4,577

Average selling price per pound
Aerospace	$23.03	$22.62	$23.04	$21.97	$22.70	$21.33	$21.25
Chemical processing	22.69	20.20	27.48	31.83	31.62	23.45	17.50
Industrial gas turbines	13.07	13.89	13.14	14.90	14.05	12.71	14.57
Other markets	30.76	28.55	29.56	34.53	26.67	28.35	28.70
Total product (product only; excluding other revenue)	20.57	20.32	21.56	22.86	22.11	19.68	19.89
Total average selling price (including other revenue)	21.68	21.54	23.12	24.21	23.47	21.28	21.41

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2017

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2016		2017		Amount	%
Net revenues	$101,255	100.0%	$97,977	100.0%	$(3,278)	(3.2)%
Cost of sales	87,990	86.9%	94,315	96.3%	6,325	7.2%
Gross profit	13,265	13.1%	3,662	3.7%	(9,603)	(72.4)%
Selling, general and administrative expense	9,211	9.1%	10,564	10.8%	1,353	14.7%
Research and technical expense	916	0.9%	941	1.0%	25	2.7%
Operating income (loss)	3,138	3.1%	(7,843)	(8.0)%	(10,981)	(349.9)%
Interest income	(29)	(0.0)%	(54)	(0.1)%	(25)	86.2%
Interest expense	138	0.1%	234	0.2%	96	69.6%
Income (loss) before income taxes	3,029	3.0%	(8,023)	(8.2)%	(11,052)	(364.9)%
Provision for (benefit from) income taxes	237	0.2%	(4,056)	(4.1)%	(4,293)	(1,811.4)%
Net income (loss)	$2,792	2.8%	$(3,967)	(4.0)%	$(6,759)	(242.1)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2016	2017	Amount	%
Net revenues (in thousands)
Aerospace	$47,039	$46,895	$(144)	(0.3)%
Chemical processing	20,469	15,017	(5,452)	(26.6)%
Industrial gas turbine	16,117	14,731	(1,386)	(8.6)%
Other markets	10,789	14,379	3,590	33.3%
Total product revenue	94,414	91,022	(3,392)	(3.6)%
Other revenue	6,841	6,955	114	1.7%
Net revenues	$101,255	$97,977	$(3,278)	(3.2)%

Pounds by market (in thousands)
Aerospace	2,042	2,207	165	8.1%
Chemical processing	745	858	113	15.2%
Industrial gas turbine	1,227	1,011	(216)	(17.6)%
Other markets	365	501	136	37.3%
Total shipments	4,379	4,577	198	4.5%

Average selling price per pound
Aerospace	$23.04	$21.25	$(1.79)	(7.8)%
Chemical processing	27.48	17.50	(9.98)	(36.3)%
Industrial gas turbine	13.14	14.57	1.43	10.9%
Other markets	29.56	28.70	(0.86)	(2.9)%
Total product (excluding other revenue)	21.56	19.89	(1.67)	(7.7)%
Total average selling price (including other revenue)	$23.12	$21.41	$(1.71)	(7.4)%

Net Revenues.  Net revenues were $98.0 million in the third quarter of fiscal 2017, a decrease of 3.2% from $101.3 million in the same period of fiscal 2016.   Volume was 4.6 million pounds in the third quarter of fiscal 2017, an increase of 4.5% from 4.4 million pounds in the same period of fiscal 2016.  The increase in volume was primarily due to increased demand during the third quarter of fiscal 2017 in most of the markets the Company serves, though offset by continued weak demand in the industrial gas turbine market.  The product-sales average selling price was $19.89 per pound in the third quarter of fiscal 2017, a decrease of 7.7% from $21.56 per pound in the same period of fiscal 2016.  The average selling price decreased due to a lower value product mix and increased pricing competition, which decreased average selling price per pound by approximately $1.51 and $0.93, respectively, partially offset by higher raw material market prices, primarily cobalt, which increased average selling prices per pound by approximately $0.77.

Sales to the aerospace market were $46.9 million in the third quarter of fiscal 2017, a decrease of 0.3% from $47.0 million in the same period of fiscal 2016, due to a 7.8% decrease in average selling price per pound, partially offset by an 8.1% increase in volume.    The volume increase in the third quarter of fiscal 2017 over the same period of fiscal 2016 reflects the increases in new platform sales.  The average selling price per pound decrease reflects a lower-value product mix and increased pricing competition, which decreased average selling price per pound by approximately $1.68 and $0.76, respectively, partially offset by an increase in market prices of raw materials, primarily cobalt, which increased average selling price per pound by approximately $0.65.

Sales to the chemical processing market were $15.0 million in the third quarter of fiscal 2017, a decrease of 26.6% from $20.5 million in the same period of fiscal 2016, due to a 36.3% decrease in average selling price per pound, partially offset by a 15.2% increase in volume.  The increase in volume reflects a moderate strengthening, but off of very low volume levels.  The average selling price per pound decrease reflects a lower-value product mix due to a proprietary alloy project shipment sold in the third quarter of fiscal 2016, and increased pricing competition, which decreased average selling price per pound by approximately $10.32 and $0.21, respectively, partially offset by a change in market prices of certain raw materials, which increased average selling price per pound by approximately $0.56.

Sales to the industrial gas turbine market were $14.7 million in the third quarter of fiscal 2017, a decrease of 8.6% from $16.1 million for the same period of fiscal 2016, due to a decrease of 17.6% in volume, partially offset by an increase in average selling price per pound of 10.9%.  The decrease in volume is primarily due to a decreased level of transactional business in this market.  The increase in average selling price per pound primarily reflects a higher-value product form mix due to less ingot product shipped and a change in market prices of raw materials, primarily cobalt, which increased average selling price per pound by approximately $2.58 and $0.97, respectively, partially offset by reduced transactional business and increased pricing competition, which decreased average selling price per pound by approximately $2.12.

Sales to other markets were $14.4 million in the third quarter of fiscal 2017, an increase of 33.3% from $10.8 million in the same period of fiscal 2016, due to a 37.3% increase in volume, partially offset by a 2.9% decrease in average selling price per pound.  The increase in volume was primarily due to strength in the oil and gas and flue-gas desulfurization markets.  The decrease in average selling price reflects a change to a lower-value product mix and increased pricing competition which decreased average selling price per pound by approximately $1.56 and $0.54, respectively, partially offset by higher raw material market prices, primarily cobalt, which increased average selling price per pound by approximately $1.25.

Other Revenue.  Other revenue was $7.0 million in the third quarter of fiscal 2017, an increase of 1.7% from $6.8 million in the same period of fiscal 2016. The increase is due primarily to increased royalty income.

Cost of Sales. Cost of sales was $94.3 million, or 96.3% of net revenues, in the third quarter of fiscal 2017 compared to $88.0 million, or 86.9% of net revenues, in the same period of fiscal 2016. Cost of sales in the third quarter of fiscal 2017 increased by $6.3 million as compared to the same period of fiscal 2016 primarily due to increased volumes of lower margin products, inventory adjustments and lower manufacturing cost absorption.

Gross Profit.  As a result of the above factors, gross profit was $3.7 million for the third quarter of fiscal 2017, a decrease of $9.6 million from the same period of fiscal 2016. Gross margin as a percentage of net revenue decreased to 3.7% in the third quarter of fiscal 2017 as compared to 13.1% in the same period of fiscal 2016.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $10.6 million for the third quarter of fiscal 2017, an increase of $1.4 million from the same period of fiscal 2016.  This increase is attributable to foreign exchange fluctuations of $1.5 million.   Selling, general and administrative expense as a percentage of net revenues increased to 10.8% for the third quarter of fiscal 2017 compared to 9.1% for the same period of fiscal 2016.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 1.0% of revenue, for the third quarter of fiscal 2017, similar to the same period of fiscal 2016.

Operating Income/(Loss).  As a result of the above factors, operating loss in the third quarter of fiscal 2017 was $(7.8) million compared to operating income of $3.1 million in the same period of fiscal 2016.

Income Taxes.  Income tax benefit was $4.1 million in the third quarter of fiscal 2017, a difference of $4.3 million from an expense of $0.2 million in the third quarter of fiscal 2016. The effective tax rate for the third quarter of fiscal 2017 was 50.6%, compared to 7.8% in the same period of fiscal 2016.  The higher effective tax rate for the third quarter of fiscal 2017 is primarily attributable to the generation of pre-tax losses in tax jurisdictions with higher rates than the tax jurisdictions which incurred pre-tax income.

Net Income/(Loss).  As a result of the above factors, net loss in the third quarter of fiscal 2017 was $(4.0) million, a difference of $6.8 million from net income of $2.8 million in the same period of fiscal 2016.

Results of Operations for the Nine Months Ended June 30, 2016 Compared to the Nine Months Ended June 30, 2017

	Nine Months Ended June 30,				Change
	2016		2017		Amount	%
Net revenues	$298,836	100.0%	$294,444	100.0%	$(4,392)	(1.5)%
Cost of sales	264,578	88.5%	270,507	91.9%	5,929	2.2%
Gross profit	34,258	11.5%	23,937	8.1%	(10,321)	(30.1)%
Selling, general and administrative expense	29,011	9.7%	31,417	10.7%	2,406	8.3%
Research and technical expense	2,744	0.9%	2,875	1.0%	131	4.8%
Operating income (loss)	2,503	0.8%	(10,355)	(3.5)%	(12,858)	(513.7)%
Interest income	(74)	(0.0)%	(155)	(0.1)%	(81)	109.5%
Interest expense	415	0.1%	639	0.2%	224	54.0%
Income (loss) before income taxes	2,162	0.7%	(10,839)	(3.7)%	(13,001)	(601.3)%
Provision for (benefit from) income taxes	304	0.1%	(4,310)	(1.5)%	(4,614)	(1,517.8)%
Net income (loss)	$1,858	0.6%	$(6,529)	(2.2)%	$(8,387)	(451.4)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
	2016	2017	Amount	%
Net revenues (dollars in thousands)
Aerospace	$146,916	$142,215	$(4,701)	(3.2)%
Chemical processing	49,777	52,226	2,449	4.9%
Industrial gas turbine	52,074	47,151	(4,923)	(9.5)%
Other markets	32,567	32,731	164	0.5%
Total product revenue	281,334	274,323	(7,011)	(2.5)%
Other revenue	17,502	20,121	2,619	15.0%
Net revenues	$298,836	$294,444	$(4,392)	(1.5)%
Pounds by market (in thousands)
Aerospace	6,420	6,546	126	2.0%
Chemical processing	2,108	2,234	126	6.0%
Industrial gas turbine	3,892	3,453	(439)	(11.3)%
Other markets	1,104	1,167	63	5.7%
Total shipments	13,524	13,400	(124)	(0.9)%
Average selling price per pound
Aerospace	$22.88	$21.73	$(1.15)	(5.0)%
Chemical processing	23.61	23.38	(0.23)	(1.0)%
Industrial gas turbine	13.38	13.66	0.28	2.1%
Other markets	29.50	28.05	(1.45)	(4.9)%
Total product (excluding other revenue)	20.80	20.47	(0.33)	(1.6)%
Total average selling price (including other revenue)	$22.10	$21.97	$(0.13)	(0.6)%

Net Revenues.   Net revenues were $294.4 million in the first nine months of fiscal 2017, a decrease of 1.5% from $298.8 million in the same period of fiscal 2016.   Volume was 13.4 million pounds in the first nine months of fiscal 2017, a decrease of 0.9% from 13.5 million pounds in the same period of fiscal 2016.  The decrease in volume is primarily due to the lower level of ingot orders in industrial gas turbines.  The product-sales average selling price was $20.47 per pound in the first nine months of fiscal 2017, a decrease of 1.6% from $20.80 per pound in the same period of fiscal 2016.  The average selling price decreased as a result of pricing competition and lower levels of specialty application projects, which decreased average selling price per pound by approximately $1.66, partially offset by higher market prices of raw materials and other changes in product mix, which increased average selling price per pound by approximately $0.73 and $0.60 per pound, respectively.

Sales to the aerospace market were $142.2 million in the first nine months of fiscal 2017, a decrease of 3.2% from $146.9 million in the same period of fiscal 2016, due to a 5.0% decrease in average selling price per pound partially offset by a 2.0% increase in volume.

The increase in volume reflects the increase in new platform sales.  The average selling price per pound decrease reflects an increase in pricing competition and a change to a lower-value product mix, which decreased average selling price per pound by approximately $1.37 and $0.53, respectively, partially offset by a change in market prices of raw materials, which increased average selling price per pound by approximately $0.73.

Sales to the chemical processing market were $52.2 million in the first nine months of fiscal 2017, an increase of 4.9% from $49.8 million in the same period of fiscal 2016, due to a 6.0% increase in volume, partially offset by a 1.0% decrease in average selling price per pound.  Volumes have increased moderately in the first nine months of fiscal 2017 from the same period of fiscal 2016 but off of very low levels.  The average selling price per pound decrease reflects increased pricing competition, which decreased average selling price per pound by approximately $2.51, partially offset by higher-value product mix and a change in market prices of raw materials, which increased average selling price per pound by approximately $1.77 and $0.50, respectively.

Sales to the industrial gas turbine market were $47.2 million in the first nine months of fiscal 2017, a decrease of 9.5% from $52.1 million for the same period of fiscal 2016, due to a decrease of 11.3% in volume, partially offset by a 2.1% increase in average selling price per pound.  The decrease in volume is primarily due to a decreased level of transactional business in this market, along with a lower level of ingot orders shipped in the first nine months of fiscal 2017 compared to the same period of fiscal 2016.  The increase in average selling price primarily reflects a change to a higher-value product mix and higher raw material market prices, which increased average selling price per pound by approximately $1.50 and $0.79, respectively, partially offset by increased pricing competition, which decreased average selling price per pound by approximately $2.02.

Sales to other markets were $32.7 million in the first nine months of fiscal 2017, an increase of 0.5% from $32.6 million in the same period of fiscal 2016, due to a 5.7% increase in volume partially offset by a decrease of 4.9% in average selling price per pound.  The increase in volume was primarily due to small increases in sales to the oil and gas market.  The decrease in average selling price reflects a lower-value product mix and competition which decreased average selling price per pound by approximately $1.78 and $0.64, respectively, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.97.

Other Revenue.   Other revenue was $20.1 million in the first nine months of fiscal 2017, an increase of 15.0% from $17.5 million in the same period of fiscal 2016. The increase is due primarily to increased toll processing revenues.

Cost of Sales.  Cost of sales was $270.5 million, or 91.9% of net revenues, in the first nine months of fiscal 2017 compared to $264.6 million, or 88.5% of net revenues, in the same period of fiscal 2016.  This $5.9 million increase was primarily due to a higher value product mix, lower manufacturing cost absorption and increased pension and retiree healthcare expenses.

Gross Profit.   As a result of the above factors, gross profit was $23.9 million for the first nine months of fiscal 2017, a decrease of $10.3 million from the same period of fiscal 2016. Gross margin as a percentage of net revenue decreased to 8.1% in the first nine months of fiscal 2017 as compared to 11.5% in the same period of fiscal 2017.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $31.4 million for the first nine months of fiscal 2017, an increase of $2.4 million from the same period of fiscal 2016.  The increase in the first nine months of fiscal 2017 is attributable to fluctuations in foreign currencies of $1.3 million as well as higher spending in information technology and pension expense contributed to the increased expense.  Selling, general and administrative expense as a percentage of net revenues increased to 10.7% for the first nine months of fiscal 2017 compared to 9.7% for the same period of fiscal 2016.

Research and Technical Expense.  Research and technical expense was $2.9 million, or 1.0% of revenue, for the first nine months of fiscal 2017, compared to $2.7 million, or 0.9% of revenue, in the same period of fiscal 2016.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first nine months of fiscal 2017 was $(10.4) million compared to an operating income of $2.5 million in the same period of fiscal 2016.

Income Taxes.  Income tax benefit was $4.3 million in the first nine months fiscal 2017, a difference of $4.6 million from the same period of fiscal 2016.  The effective tax rate for the first nine months of fiscal 2017 was 39.8%, compared to 14.1% in the same period of fiscal 2016.  The higher effective tax rate for the third quarter of fiscal 2017 is primarily attributable to the generation of pre-tax losses in tax jurisdictions with higher rates than the tax jurisdictions which incurred pre-tax income.

Net Income/(Loss).  As a result of the above factors, net loss for the first nine months of fiscal 2017 was $(6.5) million, a decrease of $8.4 million from net income of $1.9 million in the same period of fiscal 2016.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $257.0 million at June 30, 2017, an increase of $1.6 million or 0.6% from $255.4 million at September 30, 2016. This increase resulted primarily from inventory increasing $10.8 million, partially offset by accounts payable and accrued expenses increasing $8.6 million and accounts receivable decreasing by $0.5 million during the first nine months of fiscal 2017.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2017, the Company’s primary sources of cash were cash on-hand and cash provided by operating activities, as detailed below.  At June 30, 2017, the Company had unrestricted cash and cash equivalents of $48.5 million compared to $59.3 million at September 30, 2016. As of June 30, 2017, the Company had cash and cash equivalents of $12.8 million held by foreign subsidiaries in various currencies.

For the first nine months of fiscal 2017, net cash provided by operating activities was $11.8 million compared to net cash provided by operating activities of $26.3 million in the first nine months of fiscal 2016.  The primary driver of the decrease was operating earnings excluding the impact of non-cash expenses of $8.3 million in the first nine months of fiscal 2017 compared to $22.6 million during the same period of fiscal 2016.  Additionally, income taxes paid of $3.4 million during the first nine months of fiscal 2017 compared to $0.0 million in the same period of fiscal 2016 contributed to $3.4 million of the decrease.  Finally, cash used from higher controllable working capital of $0.7 million in the first nine months of fiscal 2017 compared to cash generated from lower controllable working capital of $2.0 million during the same period of fiscal 2016 also contributed to the decrease.  Net cash used in investing activities was $14.1 million in the first nine months of fiscal 2017 compared to $22.1 million in the same period of fiscal 2016.  The reduction in cash used in investing activities is primarily due to a higher level of investment in sheet manufacturing capacity in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2017.  Net cash used in financing activities in the first nine months of fiscal 2017 of $8.6 million included $8.3 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2017 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  As of June 30, 2017, the Company had unrestricted cash of $48.5 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2017, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum (0.25% prior to the July 7, 2016 amendment) on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount (12.5% prior to the July 7, 2016 amendment). The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of June 30, 2017, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first nine months of fiscal 2017 was $14.1 million, and the forecast for capital spending in fiscal 2017 is $18.1 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2017:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$1,140	$280	$560	$300	$—
Operating lease obligations	6,745	2,629	3,602	493	21
Capital and finance lease obligations	18,964	1,014	2,010	2,008	13,932
Raw material contracts (primarily nickel)	21,973	21,973	—	—	—
Capital projects and other commitments	10,907	10,907	—	—	—
Pension plan(2)	138,395	6,000	15,725	26,925	89,745
Non-qualified pension plans	782	95	190	190	307
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	683	70	133	158	322
Total	$249,589	$47,968	$32,220	$40,074	$129,327

(1)	As of June 30, 2017, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $138,395 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2017. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2016.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2017, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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
Date: August 3, 2017

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 3, 2017

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