Form 10-K
period 2017-09-30
HAYNES INTERNATIONAL INC
filed 2017-11-16
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $339,017,581 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

12,509,757 shares of Haynes International, Inc. common stock were outstanding as of November 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2018 have been incorporated by reference into Part III of this report.

This Annual Report on Form 10‑K contains statements that constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10‑K are forward‑looking. In many cases, you can identify forward‑looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward‑looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2018 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10‑K. Actual results may differ materially from those in the forward‑looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Part I

Item 1.  Business

Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest producers of high‑performance nickel‑ and cobalt‑based alloys in flat product form such as sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high‑performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high‑temperature resistant alloys, or HTA products, and corrosion‑resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high‑performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 59% of net product revenues in fiscal 2017. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 13 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company‑operated. During fiscal 2017, the lessor of the Company’s existing LaPorte, Indiana facility built an adjacent facility to the Company’s requirements and the Company announced that it is relocating its Lebanon, Indiana operations into the new LaPorte facility.  In fiscal 2017, approximately 76% of the Company’s net revenue was generated by its direct sales organization, and the remaining 24% was generated by a network of independent distributors and sales agents that supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

Available Information

The address of the Company’s website is www.haynesintl.com. The Company provides a link to its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website as soon as reasonably practicable after filing with the U.S. Securities and Exchange Commission. The filings available on the Company’s website date back to February 3, 2011. For all filings made prior to that date, the Company’s website includes a link to the website of the U.S. Securities and Exchange Commission, where such filings are available. Information contained or referenced on the Company’s website is not incorporated by reference into, and does not form a part of this Annual Report on Form 10‑K. For a statement of the Company’s profits and losses and total assets, please see the financial statements of the Company included in Item 8 of this Annual Report on Form 10‑K.

Business Strategy

The Company’s goal is to grow its business by increasing revenues, profitability and cash flow while continuing to be its customers’ provider of choice for high‑performance alloys and value-added processes. The Company pursues this goal by analyzing capital allocation alternatives while simultaneously taking advantage of its expert technical abilities in delivering innovative products and applications combined with its niche manufacturing and value-added service capabilities to penetrate end markets.

•

Increase revenues by inventing new alloys, developing new applications for existing alloys and expanding into new markets.  The Company believes that it is the industry leader in developing new alloys designed to meet its customers’ specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop, manufacture and test new high‑performance alloys. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys, an accomplishment that the Company believes distinguishes it from its competitors. The Company expects continued emphasis on product innovation to yield similar future results.

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

•

Increase revenues by providing value‑added processing services and leveraging our global distribution network.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company’s service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value‑added cutting services such as laser, plasma and water-jet cutting. These services allow the Company’s customers to minimize their processing costs and outsource non‑core activities. In addition, the Company’s rapid response time and enhanced processing services for products shipped from its service and sales centers offers the opportunity for the Company to provide more timely service to its customers.

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

The Company began operations in its tubular facility in Arcadia, Louisiana over 30 years ago. This facility and the Company’s tubular product business have grown with additional investment over time. The Company operates service centers in the U.S. that include value-added operations with laser, water-jet and plasma cutting.  The Company also acquired a stainless steel and high‑temperature alloy wire company located in Mountain Home, North Carolina in 2005. The Company primarily produces high‑performance alloy wire at that facility.  Most recently, in January 2015, the Company acquired assets in LaPorte, Indiana enabling coil stretching, leveling, slitting and cut-to-length operations.  The Laporte operation also includes a toll processing business.  In addition, the Company has expanded globally with service center locations in the United Kingdom, Switzerland and China and other sales offices in France, Japan, Singapore and Italy.

In March 2007, the Company completed a public equity offering, and simultaneously the Company listed its common stock on the NASDAQ Global Market. The Company began paying a dividend in fiscal 2010 and raised the dividend at the beginning of fiscal 2012.

Products

The global specialty alloy market consists of three primary sectors: stainless steel, general-purpose nickel alloys and high‑performance nickel‑ and cobalt‑based alloys. The Company believes that the high‑performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high‑performance nickel‑ and cobalt‑based alloy sectors, which includes HTA products and CRA products. In fiscal 2015, 2016 and 2017, HTA products accounted for approximately 76%, 81% and 81% of the Company’s net revenues, respectively; and sales of the Company’s CRA products accounted for approximately 24%, 19% and 19% of the Company’s net revenues, respectively.  These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR‑160® alloy (1990)(2)	Waste incineration/CPI‑boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242® alloy (1990)	Aero‑seal rings	High strength, low expansion and good fabricability
HAYNES HR‑120® alloy (1990)	IGT‑cooling shrouds	Good strength‑to‑cost ratio as compared to competing alloys
HAYNES 230® alloy (1984)	Aero/IGT‑ducting, combustors	Excellent combination of strength, stability, oxidation-resistance and fabricability
HAYNES 214® alloy (1981)(2)	Aero‑honeycomb seals	Excellent combination of oxidation resistance and fabricability among nickel‑based alloys
HAYNES 188 alloy (1968)	Aero‑burner cans, after‑burner components	High strength, oxidation resistant cobalt‑based alloy
HAYNES 625 alloy (1964)	Aero/CPI‑ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 617 alloy (1999)	Aero/IGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 263 alloy (1960)	Aero/IGT‑components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 alloy (1955)	Aero‑ducting, vanes, nozzles	Weldable, high-strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/IGT‑burner cans, transition ducts	Good high-temperature strength at relatively low cost
HAYNES 25 alloy (1950)(2)	Aero‑gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation resistance to 1800°F
HAYNES 282® alloy (2005)	Aero/IGT components	Excellent high temperature strength, weldability and fabricability
HAYNES 244® alloy (2013)	Aero/IGT components	High strength to 1400°F and low thermal expansion

(1)	“Aero” refers to the aerospace industry; “IGT” refers to the industrial gas turbine industry; “CPI” refers to the chemical processing industry.
(2)	Represents a product which the Company believes has limited competition.

Corrosion‑resistant Alloys.  CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end‑user sector for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this market continues to represent an area of potential long‑term growth. In addition to the use of the CRA products in the chemical and petrochemical processing industry, the Company has seen an increased demand for some of these alloys in applications such as gas-to-liquid and synthetic gas. For improved efficiency within relevant applications, higher operating temperatures and harsher environmental conditions are required and, as a consequence, high-temperature, corrosion-resistant alloys are used. Some of our HTA products offer excellent resistance to oxidation, sulfidation, metal dusting and other high-temperature degradation modes. The Company expects this area of the chemical and petrochemical industry to represent potential long-term growth opportunities for the HTA products. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. The following table sets forth information with respect to certain of the Company’s significant corrosion‑resistant alloys, applications and features (new CRA development is discussed below under “Patents and Trademarks”):

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

Patents and Trademarks

The Company currently maintains a total of approximately 24 published U.S. patents and applications and approximately 236 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys, six of which are currently commercially available and three of which are being scaled‑up to be brought to market. The alloys being commercialized saw significant further advancement in the process during fiscal 2015, 2016 and 2017. HAYNES 282 alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a U.S. patent issued in 2011. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and industrial gas turbine markets, as well as for automotive and other high‑temperature applications. The alloy has already been specified into major aerospace and industrial gas turbine components. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.  Another new alloy for use in the aerospace and industrial gas turbine markets is HAYNES 244 alloy (U.S. patent filed in 2012 and granted in 2013).  It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion.  Commercialization is ongoing for this alloy, and it has recently been specified into a major aerospace component.

In the chemical processing industry, customers have found extensive applications for HASTELLOY G‑35 alloy, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY C‑22HS alloy has also continued, and the alloy has already found applications in the oil and gas industry. Testing, evaluation and promotion of this alloy is ongoing with special emphasis on applications for this industry. The Company believes that its alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. Commercialization is also ongoing for HASTELLOY HYBRID‑BC1® alloy and HAYNES HR-224® alloy. HYBRID-BCI alloy is a CRA product with potential applications in the chemical processing industry that has demonstrated resistance to hydrochloric and sulfuric acid. HR-224 alloy is an HTA product with superior resistance to oxidation and excellent fabricability.

In addition to the commercialization of the above alloys, the Company continues to develop applications for new alloys not yet ready to begin the commercialization process. HAYNES NS‑163® alloy (U.S. patent granted in 2011) is in the scale‑up phase. This new material is believed to have significant, medium to long‑term commercial potential. HAYNES NS‑163 alloy is a new alloy with extraordinary high‑temperature strength in sheet form, which has applications in the aerospace, industrial gas turbine and automotive markets. Data generation and fabrication trials continued through 2017, with test marketing initiated in early 2009. HAYNES HR‑235TM was introduced in fiscal 2013. This alloy has excellent resistance to metal dusting in carbonaceous high temperature environments. Potential uses include applications in petrochemical production and syngas plants. Scale-up of this alloy is well underway and material is currently being evaluated by certain key customers. Most recently, HAYNES 233TM alloy was introduced. This alloy offers excellent oxidation resistance at temperatures to 2100°F or higher coupled with superior clasp strength, a combination of properties believed to have not been achieved previously in a readily fabricated alloy. The alloy is currently being scaled-up and introduced to key customers.

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

End Markets

The global specialty alloy market consists of stainless steels, general purpose nickel alloys and high‑performance nickel‑ and cobalt‑based alloys. Of this total market, the Company primarily competes in the high‑performance nickel‑ and cobalt‑based alloy sector, which demands diverse specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher‑growth end markets, the Company believes the high‑performance alloy sector provides greater growth potential, higher profit margins and greater opportunities for service, product and price differentiation as compared to the stainless steels and general-purpose nickel alloys markets. While stainless steel and general-purpose nickel alloys are generally sold in bulk through third‑party distributors, the Company’s products are sold in smaller‑sized orders which are customized and typically handled on a direct‑to‑customer basis.

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

Industrial gas turbine (formerly referred to as Land-based gas turbines).  Demand for the Company’s products in the industrial gas turbine market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel‑fired utilities during times of peak demand. Demand for the Company’s alloys in the industrial gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Industrial gas turbine generating facilities have gained acceptance as clean, low‑cost alternatives to fossil fuel‑fired electric generating facilities. Industrial gas turbines are also used in power barges with mobility and as temporary base‑load‑generating units for countries that have numerous islands and a large coastline. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back-up sources of power generation for hospitals and shopping malls.

Other Markets.  Other markets in which the Company sells its HTA products and CRA products include flue‑gas desulfurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self‑imposed standards for lowering emissions from fossil fuel‑fired electric generating facilities. This market is expected to soften in the U.S. if the trend to switch from coal to natural gas for power plants continues. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high‑performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company’s products.

Sales and Marketing and Distribution

The Company sells its products primarily through its direct sales organization, which operates from 17 total locations in the U.S., Europe and Asia, 13 of which are service and/or sales centers. All of the Company’s service and/or sales centers are operated either directly by the Company or through its directly or indirectly wholly‑owned subsidiaries. Approximately 76% of the Company’s net revenue in fiscal 2017 was generated by the Company’s direct sales organization. The remaining 24% of the Company’s fiscal 2017 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia.  Going forward, the Company expects its direct sales force to continue to generate approximately 80% of its total net revenues.

Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides performance analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products enabling the products to be included as part of the technical specifications used in the production of  customers’ products. The Company’s market development professionals are assisted by its engineering and technology staff in directing the sales force to new opportunities. Management believes the Company’s combination of direct sales, technical marketing, engineering and customer support provides an advantage over other manufacturers in the high‑performance alloy industry. This framework allows the Company to obtain direct insight into customers’ alloy needs and to develop proprietary alloys that provide solutions to customers’ problems.

The Company continues to focus on growing its business in foreign markets, operating from service and sales centers in Asia and Europe.

While the Company is making concentrated efforts to expand foreign sales, the majority of its revenue continues to be provided by sales to U.S. customers. The Company’s domestic expansion effort includes, but is not limited to, capital investment in increased capacity, the continued expansion of ancillary product forms, the continued development of new high‑performance alloys, the addition of equipment in U.S. service and sales centers to improve the Company’s ability to provide a product closer to the form required by the customer, the consolidation of the Company’s service centers in the Midwestern United States and the continued effort, through the technical expertise of the Company, to find solutions to customer challenges.

The following table sets forth the approximate percentage of the Company’s fiscal 2017 net revenues generated through each of the Company’s distribution channels.

	From	From
	Domestic	Foreign
	Locations	Locations	Total
Company mill direct/service and sales centers	50%	26%	76%
Independent distributors/sales agents	23%	1%	24%
Total	73%	27%	100%

The Company’s top twenty customers accounted for approximately 40%, 41% and 38% of the Company’s net revenues in fiscal 2015, 2016 and 2017, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2015, 2016 or 2017.

Net revenues in fiscal 2015, 2016 and 2017 were generated primarily by the Company’s U.S. operations. Sales to domestic customers comprised approximately 59%, 58% and 60% of the Company’s net revenues in fiscal 2015, 2016 and 2017, respectively. In addition, the majority of the Company’s operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company’s domestic sales and manufacturing facilities in the U.S.

The Company’s foreign and export sales were approximately $199.9 million, $172.8 million and $159.7 million for fiscal 2015, 2016 and 2017, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

At the Kokomo, Indiana facility, the manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each high‑performance alloy. The Company’s primary melt facility utilizes two different melting processes. The argon oxygen decarburization process utilizes gas controls to remove carbon and other undesirable elements, thereby allowing more tightly‑controlled chemistries, which in turn produce more consistent properties in the high‑performance alloys. The other primary melt method utilizes vacuum induction melting, which involves the melting of raw materials through electromagnetic induction while under vacuum conditions to produce the desired tightly‑controlled chemistry. The control systems allow for statistical process control monitoring in real time to improve product quality. For most high‑performance alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing, pickling, leveling and shearing operations before being cut to final size.

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

The coil and sheet operation includes the ability to cold roll to tight tolerances, bright anneal, oxidize anneal and pickle, along with finishing processes that slit and cut to size. The Company recently made the capital investment to redesign, rebuild, and operate a cold mill that has been shuttered for a decade, resulting in a significant increase in capacity in that area.  The Company has also invested, installed, and begun to operate a new processing line for more annealing capacity to support the added rolling capacity.  This added annealing capacity gives the Company the ability to offer either bright annealed finish or anneal and pickled finish that will be determined by specifications, application or type of alloy.

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

Backlog

The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, that can vary from approximately 30%-50% of the orders.  Historically, approximately 75% of the Company’s backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the Company’s business conducted at its service and sales centers on a spot or “just‑in‑time” basis. For additional discussion of backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10‑K.

Consolidated Backlog at Fiscal Quarter End

	2013	2014	2015	2016	2017
	(in millions)
1st quarter	$211.7	$180.2	$215.5	$204.7	$167.3
2nd quarter	207.0	202.3	220.4	193.5	170.8
3rd quarter	189.6	204.7	192.9	187.2	180.9
4th quarter	166.6	221.3	185.8	168.3	177.3

Raw Materials

Raw materials represented 36% of cost of sales in fiscal 2017. Nickel, a major component of many of the Company’s products, accounted for approximately 35% of raw material costs, or approximately 13% of total cost of sales in fiscal 2017.  Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The average nickel price per pound for cash buyers for the 30‑day period ended on September 30, 2015, 2016 and 2017, as reported by the London Metals Exchange, was $4.49, $4.63 and $5.10 respectively. Prices for certain other raw materials which are significant in the manufacture of the Company’s products, such as molybdenum and cobalt were higher in fiscal 2017 compared to fiscal 2016, while the price for chromium was lower in fiscal 2017 compared to fiscal 2016.

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

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high-temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2017, the technology, engineering and technological testing staff consisted of 28 persons, 15 of whom have engineering or science degrees, including 7 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

Research and technical support costs primarily relate to efforts to develop new proprietary alloys and new applications for existing alloys. The Company spent approximately $3.6 million, $3.7 million and $3.9 million for research and technical support activities for fiscal 2015, 2016 and 2017, respectively.

During fiscal 2017, research and development projects were focused on new alloy development, new product form development, supportive data generation and new alloy concept validation, relating to products for the aerospace, industrial gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing) and power generation.

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

Employees

As of September 30, 2017, the Company employed 1,124 full‑time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants, and the Lebanon, Indiana service center (579 in the aggregate) are covered by two collective bargaining agreements.

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

Environmental Matters

The Company’s facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance were approximately $2.4 million for fiscal 2017 and are currently expected to be approximately $2.8 million for fiscal 2018.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.6 million were made for pollution control improvements during fiscal 2017, with additional expenditures of approximately $2.2 million for similar improvements planned for fiscal 2018.

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post‑closure environmental monitoring and care for certain areas of its Kokomo and Mountain Home, North Carolina facilities, respectively.

The Company is required among other things to monitor groundwater and to continue post‑closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

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

Executive Officers of the Company

The following table sets forth certain information concerning the persons who served as executive officers of the Company as of September 30, 2017. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Mark M. Comerford	55	President and Chief Executive Officer; Director
Daniel W. Maudlin	51	Vice President—Finance, Treasurer and Chief Financial Officer
Janice W. Gunst	45	Vice President—General Counsel & Corporate Secretary
Venkat R. Ishwar	65	Vice President—Marketing & Technology
Marlin C. Losch	57	Vice President—Sales & Distribution
Jean C. Neel	58	Vice President—Corporate Affairs
Scott R. Pinkham	50	Vice President—Manufacturing
Gregory M. Spalding	61	Vice President—Tube & Wire Products
David S. Van Bibber	46	Controller and Chief Accounting Officer
Jeffrey L. Young	60	Vice President & Chief Information Officer

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

The high‑performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high‑performance alloys and, in fiscal 2017, represented approximately 36% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our business.

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 48.7% of our total sales in fiscal 2017. Our industrial gas turbine and chemical processing sales constituted 15.6% and 17.8%, respectively, of our total sales in fiscal 2017.

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

The success of our business will depend, in part, on the success of new commercial aircraft programs. We are currently under contract to supply components for a number of new commercial aircraft programs. These new programs as well as certain existing aircraft programs are scheduled to have production increases over the next several years. Our failure to achieve production levels to timely match any related orders could have a material adverse effect on our business. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays or cancellations to any new aircraft programs or to the scheduled production increases for existing aircraft programs, could also have a material adverse effect on our business.

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

Our production may be interrupted due to equipment failures, lack of critical spares, or other events affecting our factories.

Our manufacturing processes depend on certain sophisticated and high‑value equipment, some of which has been in operation for a long period of time for which there may be only limited or no production alternatives. Failures of this equipment, or the lack of critical spares to timely repair this equipment, could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished products and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage, failure or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days, which could have a material adverse effect on our business. Natural or manmade events that interrupt significant manufacturing operations of our customers also could have a material adverse effect on our business.

A default under our agreements with Titanium Metals Corporation could require us to make significant payments and could disrupt our operations.

We are party to a Conversion Services Agreement and an Access and Security Agreement with Titanium Metals Corporation (TIMET) that provide for the performance of certain titanium conversion services through November 2026. TIMET was acquired by Precision Castparts Corp. which owns Special Metals Corporation, a direct competitor of ours. Events of default under the Conversion Services Agreement include (a) a change in control in which the successor does not assume the agreement, (b) a violation by us of certain non‑compete obligations relating to the manufacture and conversion of titanium and (c) failure to meet agreed‑upon delivery and quality requirements. If an event of default under the Conversion Services Agreement occurs, TIMET could require us to repay the unearned portion of the $50.0 million fee paid to us by TIMET when the agreement was signed, plus liquidated damages of $25.0 million. Our obligations to pay these amounts to TIMET are secured by a security interest in our four‑high Steckel rolling mill, through which we process a substantial amount of our products. In addition, the Access and Security Agreement with TIMET includes, among other terms, an access right that would allow TIMET to use certain of our operating assets, including the four‑high mill, to perform titanium conversion services in the event of our bankruptcy or the acceleration of our indebtedness. Exercise by TIMET of its rights under its security interest following a default and non‑payment of the amounts provided in the Conversion Services Agreement or exercise of the access rights under the Access and Security Agreement could cause significant disruption in our Kokomo operations, which would have a material adverse effect on our business.

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

Additional worldwide capacity and reduced demand for our products could significantly impact future worldwide pricing, which would adversely impact our business. In addition, continued availability of lower-cost, substitute materials may also cause significant fluctuations in future results as our customers opt for a lower-cost alternative.

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

To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2017, nickel, a major component of many of our products, accounted for approximately 35% of our raw material costs, or approximately 13% of our total cost of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we fix the nickel component of our prices for a period of time through the life of a long‑term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

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

Changes in tax rules and regulations, or interpretations thereof, may adversely affect our effective tax rates.

We are a U.S. based company with customers and suppliers in foreign countries.  We import various raw materials used in our production processes, and we export goods to our foreign customers.  The United States, the European Commission, countries in the EU and other countries where we do business have been considering changes in relevant tax, border tax, accounting and other laws, regulations and interpretations, that may unfavorably impact our effective tax rate or result in other costs to us.  In addition, the Company has deferred tax assets on its balance sheet which could be subjected to a one time unfavorable impact if tax rates are reduced.

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

Increased regulation of greenhouse gases or other environmental issues could have a material adverse impact on our results of operations, financial condition and cash flows.

Regulation or some form of legislation aimed at regulating environmental issues is currently being considered globally.  As a high‑performance alloy manufacturer, we will be affected, both directly and indirectly, if environmental legislation, is enacted, which could have a material adverse impact on our business.

Government regulation is increasing and if we fail to comply with such increased regulation, we could be subject to fines, penalties and expenditures.

The United States Congress has adopted several significant pieces of legislation, such as the Sarbanes‑Oxley Act of 2002 and the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, that affect our operation as well as those of other publicly traded companies. In addition, regulations relating to data protection and privacy law have become increasingly stringent.  We may be subject to significant fines and penalties if we fail to comply with these laws or their implementing regulations, and the increasingly stringent regulations could require us to make additional unforeseen expenditures. Any such fines, penalties or expenditures could have a material adverse effect on our business.

Regulations related to conflict minerals could adversely impact our business.

The Dodd‑Frank Act and related SEC rules require disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require a reasonable country of origin inquiry to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and, under some circumstances, whether such minerals helped finance the armed conflict in the DRC. Conflict minerals disclosures are required to be filed annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products.  Also, we may face disqualification as a supplier for customers and reputational challenges if the procedures we implement do not satisfy all concerned stakeholders. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products.

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

We depend on our Information Technology (IT) infrastructure to support the current and future information requirements of our operations which exposes us to risk.

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

We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we may employ include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. From time to time, management of the Company holds discussions with management of other companies to explore acquisitions, joint ventures and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of our business is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions could be affected by many factors, including, without limitation, export controls, exchange rate fluctuations, domestic and foreign political conditions and deterioration in domestic and foreign economic conditions.

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

The Kokomo plant, the Company’s primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, continuous annealing furnaces, forge press and several smaller hot mills; and (3) the Company’s four‑high Steckel rolling mill and sheet product cold working equipment, including two cold strip mills and two bright anneal furnaces.  All alloys and product forms other than tubular and wire goods are produced in Kokomo.

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

All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet, except for the LaPorte service center which is approximately 230,000 square feet.  The Company is currently in the process of modifying its facilities to meet its current and anticipated future business needs.  Consistent therewith, in May 2016, the Company announced the relocation of its Lebanon, Indiana service center operations to LaPorte, Indiana.

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

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products or processes. For example, the Company is presently involved in two actions involving welding rod‑related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding‑related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company is also involved in one action alleging that asbestos at the facilities of the defendant manufacturers harmed the plaintiff who worked in the facilities. The Company believes that it has defenses to these allegations and that, if the Company were found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

	High	Low	Dividend
Fiscal year ended September 30, 2017:
Quarter ended September 30, 2017	$36.30	$29.60	$0.22
Quarter ended June 30, 2017	$42.97	$34.90	$0.22
Quarter ended March 31, 2017	$44.90	$34.54	$0.22
Quarter ended December 31, 2016	$47.26	$31.14	$0.22
Fiscal year ended September 30, 2016:
Quarter ended September 30, 2016	$41.27	$32.13	$0.22
Quarter ended June 30, 2016	$39.60	$26.05	$0.22
Quarter ended March 31, 2016	$39.98	$29.02	$0.22
Quarter ended December 31, 2015	$42.03	$34.12	$0.22

The range of the Company’s closing common stock price on NASDAQ from October 1, 2016 to September 30, 2017 was $29.60 to $47.26. The closing price of the common stock was $35.91 on September 30, 2017.

As of November 1, 2017, there were approximately 53 holders of record of the Company’s common stock.

Payment of quarterly dividends is permitted under the Company’s existing financing agreement, although the U.S. revolving credit facility requires prior notice to the agent, and limits the amount of such quarterly dividends to $20.0 million in any fiscal year if the availability of borrowings under the facility is less than 20% of the maximum amount available for borrowing thereunder. Additional restrictions apply to special dividends if availability under the credit agreement is less than 20% of the maximum available credit.  While it is the Company’s intention to continue to pay quarterly cash dividends for fiscal 2018 and beyond, any decision to pay future cash dividends will be made by the Company’s Board of Directors and will depend upon our earnings, financial condition and other factors.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2012 and the reinvestment of any dividends during the period. The Russell 2000 is a broad‑based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid‑sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company’s current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index are: Allegheny Technologies, Inc., Universal Stainless & Alloy Products, Inc., A. M. Castle & Co. and Carpenter Technology Corp. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Haynes, The Russell 2000 Index, The S&P MidCap 400

Index and our Peer Group

COMPARISON OF CUMULATIVE TOTAL RETURN
Haynes International Inc.
S&P Midcap 400 Index
Russell 2000 Index
Peer Group
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
ASSUMES $100 INVESTED ON SEP. 30, 2012
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEP. 30, 2017

	2012	2013	2014	2015	2016	2017
Haynes International, Inc.	100.00	88.35	91.33	76.68	77.21	76.51
Russell 2000	100.00	130.06	135.17	136.85	158.02	190.80
S&P MidCap 400	100.00	127.68	142.77	144.76	166.95	196.19
Peer Group	100.00	105.09	103.69	50.49	67.31	84.94

Item 6.  Selected Financial Data

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2013	2014	2015	2016	2017
Statement of Operations Data:
Net revenues	$482,746	$455,410	$487,635	$406,359	$395,209
Cost of sales	409,120	408,112	393,971	358,779	365,499
Selling, general and administrative expense	38,165	38,693	42,572	39,684	42,393
Research and technical expense	3,505	3,556	3,598	3,698	3,855
Operating income (loss)	31,956	5,049	47,494	4,198	(16,538)
Interest expense (income), net	(42)	(71)	318	447	679
Provision for (benefit from) income taxes	10,421	1,369	16,690	(1,269)	(7,027)
Net income (loss)	$21,577	$3,751	$30,486	$5,020	$(10,190)
Net income (loss) per share:
Basic	$1.75	$0.30	$2.45	$0.40	$(0.83)
Diluted	$1.74	$0.30	$2.45	$0.40	$(0.83)
Dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,223,838	12,291,881	12,331,805	12,361,483	12,397,099
Diluted	12,265,630	12,321,700	12,344,209	12,366,197	12,397,099

	September 30,
	2013	2014	2015	2016	2017
Balance Sheet Data:
Working capital	$347,210	$322,591	$332,015	$310,872	$300,468
Property, plant and equipment, net	152,764	174,083	185,351	199,182	192,556
Total assets	597,582	610,771	638,191	649,601	621,819
Total debt	767	745	4,574	8,256	7,896
Long-term portion of debt	767	745	4,574	8,256	7,896
Accrued pension and postretirement benefits(1)	167,177	177,797	217,837	255,346	208,476
Stockholders’ equity	355,803	346,730	341,989	311,299	333,772
Cash dividends paid	10,849	10,906	10,952	10,988	11,009

	2013	2014	2015	2016	2017
Consolidated Backlog at Fiscal Quarter End(2):
1st quarter	$211.7	$180.2	$215.5	$204.7	$167.3
2nd quarter	207.0	202.3	220.4	193.5	170.8
3rd quarter	189.6	204.7	192.9	187.2	180.9
4th quarter	166.6	221.3	185.8	168.3	177.3

	Year Ended September 30,
	2013	2014	2015	2016	2017
Average nickel price per pound(3)	$6.25	$8.20	$4.49	$4.63	$5.10

(1)

Significant increases in the pension and postretirement benefits liability occurred in fiscal 2015, primarily due to a change to a new mortality table and in fiscal 2016, which was mostly due to reductions in the discount rate used to value the future liability. Conversely, significant decreases occurred in fiscal 2017 primarily due to the increase in the discount rate used to value the future liability.  This has been reflected actuarially as a change to the Pension and Postretirement Benefits Liability and a corresponding change to the accumulated Other Comprehensive Loss account. On a prospective basis, if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss.

(2)

The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, which can vary from approximately 30%-50% of the orders.  Historically, approximately 75% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the business conducted at service and sales centers on a spot or “just‑in‑time” basis.

(3)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to page 2 of this Annual Report on Form 10‑K for a cautionary statement regarding forward‑looking information.

Overview of Business

The Company is one of the world’s largest producers of high‑performance nickel‑ and cobalt‑based alloys in flat product form, such as sheet, coil and plate. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high‑performance alloys, which are used primarily in the aerospace, chemical processing and industrial gas turbine industries. The global specialty alloy market consists of three primary sectors: stainless steel, general-purpose nickel alloys and high‑performance nickel- and cobalt‑based alloys. The Company competes primarily in the high‑performance nickel- and cobalt‑based alloy sector, which includes high‑temperature resistant alloys, or HTA products, and corrosion‑resistant alloys, or CRA products. The Company believes it is one of the principal producers of high‑performance alloy flat products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars and in bar, billet and wire forms.

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

	Year Ended September 30,
	2013		2014		2015		2016		2017
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Net Revenues
(dollars in millions)
Aerospace	$197.1	40.8%	$195.2	42.9%	$215.1	44.1%	$197.4	48.6%	$192.5	48.7%
Chemical processing	124.1	25.7	113.4	24.9	111.6	22.9	72.3	17.8	70.5	17.8
Industrial gas turbine	102.0	21.2	86.7	19.0	74.4	15.3	68.1	16.8	61.5	15.6
Other markets	48.9	10.1	44.4	9.8	59.8	12.2	45.0	11.0	43.2	10.9
Total product	472.1	97.8	439.7	96.6	460.9	94.5	382.8	94.2	367.7	93.0
Other revenue(1)	10.6	2.2	15.7	3.4	26.7	5.5	23.6	5.8	27.5	7.0
Net revenues	$482.7	100.0%	$455.4	100.0%	$487.6	100.0%	$406.4	100.0%	$395.2	100.0%
U.S.	$268.0	55.5%	$261.6	57.4%	$287.7	59.0%	$233.6	57.5%	$235.5	59.6%
Foreign	$214.7	44.5%	$193.8	42.6%	$199.9	41.0%	$172.8	42.5%	$159.7	40.4%
Shipments by Market (millions of pounds)
Aerospace	8.1	38.5%	8.8	40.7%	9.2	45.3%	8.7	48.3%	8.8	48.6%
Chemical processing	5.2	24.8	5.2	24.2	4.3	21.2	2.8	15.6	3.2	17.7
Industrial gas turbine	6.1	29.1	5.9	27.2	4.7	23.2	5.0	27.8	4.5	24.9
Other markets	1.6	7.6	1.7	7.9	2.1	10.3	1.5	8.3	1.6	8.8
Total Shipments	21.0	100.0%	21.7	100.0%	20.3	100.0%	18.0	100.0%	18.1	100.0%
Average Selling Price Per Pound
Aerospace	$24.31		$22.10		$23.27		$22.64		$21.76
Chemical processing	23.79		21.63		25.97		25.68		22.28
Industrial gas turbine	16.66		14.74		15.99		13.71		13.77
Other markets	30.69		26.11		28.98		30.74		26.36
Total product(2)	22.44		20.30		22.75		21.31		20.30
Total average selling price	22.94		21.02		24.07		22.62		21.81

(1)

Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements). Other revenue does not include associated shipment pounds.

(2)	Total product price per pound excludes “Other Revenue”.

Aerospace demand in fiscal 2013 was at a low level as a result of the negative impact of customer destocking within the supply chain. This period of low demand began to recover in the latter half of fiscal 2014, and the recovery continued through fiscal 2015, which proved to be a record year in volume for the Company in aerospace shipments.  Aerospace demand moderated slightly in fiscal 2016 due to delays in the transition to new engine platforms combined with some softness in demand driven by lower oil and fuel costs.  As these issues normalized, pounds shipped increased slightly in fiscal 2017 although at a lower average selling price, resulting in a decline in aerospace revenues in fiscal 2017.   Underpinning demand for new engines is a desire for more fuel-efficiency and lower emissions, which has been tempered with recent decreased fuel prices. The Company considers the slight pull back in demand temporary because both Boeing and Airbus have reported sizeable backlog increases along with forecasted increases in production schedules and continued emphasis on accelerating production. Management also anticipates that the maintenance, repair and overhaul business will continue at a steady to increasing pace due to required maintenance schedules for the rising number of engines in use year‑over‑year.

Chemical processing industry demand declined each year from fiscal 2013 to fiscal 2015 and took a sizable step down in fiscal 2016.  Sales into this market in fiscal 2015 and the second half of fiscal 2016 included some high-value special application projects with high average selling prices per pound, but overall base-volumes in this market were low in both fiscal 2015 and 2016 compared to prior years. Fiscal 2017 volume shipments increased but at a lower average price per pound, resulting in lower chemical processing revenue in fiscal 2017 compared to fiscal 2016.  Demand for large-volume orders has been at relatively low levels during the past several years. The main driver of demand in this market is capital spending in the chemical processing sector driven by end‑user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to oil prices, currency fluctuations and fiscal policies as well as world economic conditions and GDP growth. Potential for increased sales to the chemical processing industry in fiscal 2018 will be dependent on improvement in global spending in the chemical processing sector. Another potential driver of demand in this market is the increase in North American production of natural gas liquids and the further downstream processing of those chemicals that may utilize equipment that requires high‑performance alloys.

Sales to the industrial gas turbine market peaked in fiscal 2012 and decreased over fiscal years 2013 to 2017.  However, fiscal 2012 and 2013 were two of the Company’s best years for industrial gas turbine sales volume.  The collapse of oil prices in 2014 had an adverse impact on small frame industrial gas turbines used as pipeline transportation systems for the oil industry.  As oil prices have moderately recovered, management expects demand to improve.  Subject to global economic conditions, management believes that long‑term demand in this market will increase due to higher activity in power generation and alternative power systems. Industrial gas turbines are favored in electric generating facilities due to low capital cost at installation, fewer emissions than traditional fossil fuel‑fired facilities and favorable natural gas prices provided by availability of non-conventional (shale) gas supplies. As governmental policy shifts away from coal‑fired facilities, demand for industrial gas turbines is expected to increase.

Volume shipped into the other markets category increased from fiscal 2013 to 2015, then moderated in fiscal 2016 and improved slightly in fiscal 2017.  Sales to this market in fiscal 2015 included some high-value special application projects with high average selling prices per pound.  The industries in this category focus on upgrading overall product quality, improving product performance through increased efficiency, prolonging product life and lowering long‑term costs. Companies in these industries are looking to achieve these goals through the use of “advanced materials” which support the increased use of high‑performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue‑gas desulfurization in China, automotive and heat treating, the Company expects increased levels of activity overall in non‑traditional markets such as fuel cells and alternative energy applications in the long term.

Summary of Capital Spending

Over the past three years, the Company was capacity constrained at times in sheet production as it experienced higher demand for thin-gauge flat products from customers, driven by strong growth in the aerospace market.  In response to this heightened demand and the anticipation of future demand growth, the Company made investments of $22 million to increase capacity in the heat treating and cold rolling areas.  Entering fiscal 2018, the Company has completed this capacity expansion and is now positioned to increase manufacturing output to service anticipated growth in the aerospace market.  As utilization ramps up on this new capacity, the Company expects the associated volume increases will have immediate contributions to profitability.

In May 2016, the Company announced the relocation of its Lebanon, Indiana service center operations to LaPorte, Indiana.  With this move, the Company is increasing its service center capacity and capabilities with new building improvements and equipment in the amount of approximately $9.8 million, of which approximately $8.7 million has been spent to date.

Capital spending was $31.6 million and $15.0 million in fiscal 2016 and 2017, respectively, and the forecast for capital spending in fiscal 2018 is approximately $17.0 million.  Cumulative capital spending over the past five fiscal years has exceeded $170.0 million, which has increased manufacturing capacity in secondary melting, flat products rolling, annealing, value-added cutting, tubular production as well the implementation of a global information technology system.  These investments should enable the Company to keep pace with anticipated growth in the aerospace market.  The $17.0 million of planned capital spending in fiscal 2018 includes the completion of cold-finishing capacity expansion and completion of the LaPorte service center operations expansion, as well as the ongoing maintenance of existing manufacturing capacity.

Volumes, Competition and Pricing

Volumes dropped 11.3% in fiscal 2016 to 18.0 million pounds, then increased slightly to 18.1 million pounds in fiscal 2017.  Business conditions became increasingly challenging over fiscal 2016 and 2017 with falling nickel prices and continued headwinds related to foreign currency and lower oil and gas demand creating a spillover impact on the

Company’s chemical processing and industrial gas turbine businesses.  The second half of fiscal 2017 was unfavorably impacted by lower levels of specialty application projects.

Product average selling price per pound declined by $(1.01) or 4.7% in fiscal 2017 as compared to 2016.  A lower value product mix and pricing competition drove a decline of approximately $(1.78) per pound.  This decline was partially offset by an increase in raw material prices of approximately $0.77 per pound, with nickel prices accounting for approximately $0.19 per pound of the increase and cobalt prices accounting for approximately $0.52 per pound of the increase.  While the market price of cobalt has increased dramatically, cobalt usage in the Company’s overall shipments is estimated at below 10%.  Nickel usage in the Company products is more impactful at approximately 50%.  The average market price of nickel as reported by the London Metals Exchange in fiscal 2014 was $7.51 per pound, which declined 20.9% to $5.94 per pound for fiscal 2015, declined 30.3% further to $4.14 per pound in fiscal 2016, then increased moderately to $4.70 in fiscal 2017.  The London Metals Exchange price for the 30-days ending September 30, 2017 was $5.10 per pound.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  Conversely, in a period of rising prices, the FIFO inventory valuation normally results in lower costs of sales as compared to the last-in, first out method.

Gross Profit Margin Trend Performance

The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2016 and fiscal 2017.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2016
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$95,070	$102,511	$101,255	$107,523
Gross Profit Margin	12,088	8,905	13,265	13,322
Gross Profit Margin %	12.7%	8.7%	13.1%	12.4%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2017
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$93,355	$103,112	$97,977	$100,765
Gross Profit Margin	10,487	9,788	3,662	5,773
Gross Profit Margin %	11.2%	9.5%	3.7%	5.7%

Gross margin dollars in the second half of fiscal 2016 improved due to higher levels of specialty application projects.  During the first half of fiscal 2017, gross margin dollars declined due to lower levels of specialty application projects as compared to fiscal 2016.  Gross margin dollars in the third quarter of fiscal 2017 continued to trend lower due, primarily, to a lower level of specialty application projects and an increase to the Company’s lower-of-cost-or-market and slow-moving reserve, resulting in a gross margin percentage of only 3.7%.  During the fourth quarter of fiscal 2017, gross margin improved due to higher overall volumes, lack of adjustments to inventory reserves and a more profitable product mix.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $259.1 million at September 30, 2017, an increase of $3.8 million or 1.5% from $255.4 million at September 30, 2016. This increase of $3.8 million includes an increase in inventory of $7.9 million, partially offset by decreases in accounts payable and accrued expenses of $4.1 million.

Dividends Declared

On November 16, 2017, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend is payable December 15, 2017 to stockholders of record at the close of business on December 1, 2017. The aggregate cash payout based on current shares outstanding will be approximately $2.7 million, or approximately $11.0 million on an annualized basis.

Backlog

Set forth below is information relating to the Company’s backlog and the 30‑day average nickel price per pound as reported by the London Metals Exchange. This information should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10‑K.

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2016	2016	2016	2016	2017	2017	2017
Backlog
Dollars (in thousands)	$204,713	$193,538	$187,215	$168,340	$167,286	$170,848	$180,922	$177,300
Pounds (in thousands)	6,445	6,248	6,281	6,098	6,795	6,960	7,496	6,453
Average selling price per pound	$31.76	$30.98	$29.81	$27.61	$24.62	$24.55	$24.14	$27.48
Average nickel price per pound
London Metals Exchange(1)	$3.94	$3.95	$4.04	$4.63	$5.00	$4.64	$4.05	$5.10

(1)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog was $177.3 million at September 30, 2017, a decrease of approximately $3.6 million, or 2.0%, from $180.9 million at June 30, 2017. The backlog dollars decreased during the fourth quarter of fiscal 2017 due to a 13.9% decrease in backlog pounds partially offset by a 13.8% increase in backlog average selling price.  The primary driver for the reduction in backlog was lower order entry which is typical during the summer months.  The increase in average selling price is due to a higher-value product mix in the backlog.

During fiscal 2017, the backlog increased by $9.0 million, or 5.3%, from $168.3 million at September 30, 2016 to $177.3 million at September 30, 2017 due to a 5.8% increase in backlog pounds partially offset by a 0.5% decrease in backlog average selling price.  The increase in backlog pounds was primarily driven by increases in demand in the aerospace market.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2016	2016	2016	2016	2017	2017	2017
Net revenues (in thousands)
Aerospace	$47,535	$52,342	$47,039	$50,529	$45,784	$49,536	$46,895	$50,300
Chemical processing	16,200	13,108	20,469	22,539	19,128	18,081	15,017	18,241
Industrial gas turbine	16,997	18,960	16,117	15,989	14,593	17,827	14,731	14,372
Other markets	9,474	12,304	10,789	12,466	8,429	9,923	14,379	10,472
Total product revenue	90,206	96,714	94,414	101,523	87,934	95,367	91,022	93,385
Other revenue	4,864	5,797	6,841	6,000	5,421	7,745	6,955	7,380
Net revenues	$95,070	$102,511	$101,255	$107,523	$93,355	$103,112	$97,977	$100,765
Shipments by markets (in thousands of pounds)
Aerospace	2,064	2,314	2,042	2,300	2,017	2,322	2,207	2,301
Chemical processing	714	649	745	708	605	771	858	929
Industrial gas turbine	1,300	1,365	1,227	1,073	1,039	1,403	1,011	1,015
Other markets	308	431	365	361	316	350	501	472
Total shipments	4,386	4,759	4,379	4,442	3,977	4,846	4,577	4,717
Average selling price per pound
Aerospace	$23.03	$22.62	$23.04	$21.97	$22.70	$21.33	$21.25	$21.86
Chemical processing	22.69	20.20	27.48	31.83	31.62	23.45	17.50	19.64
Industrial gas turbine	13.07	13.89	13.14	14.90	14.05	12.71	14.57	14.16
Other markets	30.76	28.55	29.56	34.53	26.67	28.35	28.70	22.19
Total average selling price (product only; excluding other revenue)	20.57	20.32	21.56	22.86	22.11	19.68	19.89	19.80
Total average selling price (including other revenue)	21.68	21.54	23.12	24.21	23.47	21.28	21.41	21.36

Results of Operations

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2016		2017		Amount	%
Net revenues	$406,359	100.0%	$395,209	100.0%	$(11,150)	(2.7)%
Cost of sales	358,779	88.3%	365,499	92.5%	6,720	1.9%
Gross profit	47,580	11.7%	29,710	7.5%	(17,870)	(37.6)%
Selling, general and administrative expense	39,684	9.8%	42,393	10.7%	2,709	6.8%
Research and technical expense	3,698	0.9%	3,855	1.0%	157	4.2%
Operating income (loss)	4,198	1.0%	(16,538)	(4.2)%	(20,736)	(493.9)%
Interest income	(108)	(0.0)%	(186)	(0.0)%	(78)	72.2%
Interest expense	555	0.1%	865	0.2%	310	55.9%
Income (loss) before income taxes	3,751	0.9%	(17,217)	(4.4)%	(20,968)	(559.0)%
Provision for (benefit from) income taxes	(1,269)	(0.3)%	(7,027)	(1.8)%	(5,758)	453.7%
Net income (loss)	$5,020	1.2%	$(10,190)	(2.6)%	$(15,210)	(303.0)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2016	2017	Amount	%
Net revenues (dollars in thousands)
Aerospace	$197,445	$192,515	$(4,930)	(2.5)%
Chemical processing	72,316	70,467	(1,849)	(2.6)%
Industrial gas turbine	68,063	61,523	(6,540)	(9.6)%
Other markets	45,033	43,203	(1,830)	(4.1)%
Total product revenue	382,857	367,708	(15,149)	(4.0)%
Other revenue	23,502	27,501	3,999	17.0%
Net revenues	$406,359	$395,209	$(11,150)	(2.7)%
Pounds by market (in thousands)
Aerospace	8,720	8,847	127	1.5%
Chemical processing	2,816	3,163	347	12.3%
Industrial gas turbine	4,965	4,468	(497)	(10.0)%
Other markets	1,465	1,639	174	11.9%
Total shipments	17,966	18,117	151	0.8%
Average selling price per pound
Aerospace	$22.64	$21.76	$(0.88)	(3.9)%
Chemical processing	25.68	22.28	(3.40)	(13.2)%
Industrial gas turbine	13.71	13.77	0.06	0.4%
Other markets	30.74	26.36	(4.38)	(14.2)%
Total product (excluding other revenue)	21.31	20.30	(1.01)	(4.7)%
Total average selling price (including other revenue)	$22.62	$21.81	$(0.81)	(3.6)%

Net Revenues.  Net revenues were $395.2 million in fiscal 2017, a decrease of 2.7% from $406.4 million in fiscal 2016, due to a decrease in average selling price per pound partially offset by an increase in volume. The average product selling price was $20.30 per pound in fiscal 2017, a decrease of 4.7%, or $(1.01), from $21.31 per pound in fiscal 2016. Volume was 18.1 million pounds in fiscal 2017, an increase of 0.8% from 18.0 million pounds in fiscal 2016 with increases in the aerospace, chemical processing and other markets. The average product selling price per pound decreased as a result of pricing competition and lower levels of specialty application projects, which decreased average selling price per pound by approximately $1.35 and a lower-value product mix, which decreased average selling price per pound by approximately $0.43, partially offset by higher raw material market prices, which increased average selling price by approximately $0.77 per pound.

Sales to the aerospace market were $192.5 million in fiscal 2017, a decrease of 2.5% from $197.4 million in fiscal 2016, due to a 3.9%, or $0.88, decrease in the average selling price per pound, partially offset by a 1.5% increase in volume.  The increase in volume reflects solid aerospace demand especially in the new generation engines.  The average selling price per pound decrease reflects an increase in pricing competition and a change to a lower-value product mix, which decreased average selling price per pound by approximately $1.03 and $0.63, respectively, partially offset by a change in market prices of raw materials, which increased average selling price per pound by approximately $0.78.

Sales to the chemical processing market were $70.5 million in fiscal 2017, a decrease of 2.6% from $72.3 million in fiscal 2016, due to a 13.2%, or $3.40, decrease in the average selling price per pound, partially offset by a 12.3% increase in volume. Volumes increased in fiscal 2017 from very low levels, but the increase may suggest the beginning of a recovery in base business.  The decrease in the average selling price per pound reflects a change to a lower-value product mix and increased pricing competition, which decreased average selling price per pound by approximately $2.69 and $1.16, respectively, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.45

Sales to the industrial gas turbine market were $61.5 million in fiscal 2017, a decrease of 9.6% from $68.1 million in fiscal 2016, due to a 10.0% decrease in volume partially offset by a 0.4%, or $0.06, increase in the average selling price per pound.  The decrease in volume was due primarily to a decreased level of transactional business in this market, along with a lower level of ingot orders shipped.  The increase in average selling price per pound reflects a change to a higher-value product mix and higher raw material market prices, which increased average selling price per pound by approximately $1.04 and $0.84, respectively, partially offset by increased pricing competition, which decreased average selling price per pound by approximately $1.82.

Sales to other markets were $43.2 million in fiscal 2017, a decrease of 4.1% from $45.0 million in fiscal 2016, due to a 14.2% decrease in average selling price per pound, partially offset by an 11.9% increase in volume. The increase in volume is due primarily to small increases in volume in the flue-gas desulfurization and oil and gas markets, along with small improvements in transactional orders in other markets.  The decrease in the average selling price reflects a change in product mix to lower‑value forms and alloys and increased pricing competition, which decreased average selling price per pound by approximately $3.31 and $2.23, respectively, partially offset by an increase in raw material market prices, which increased average selling price per pound by approximately $1.15.

Other Revenue.  Other revenue was $27.5 million in fiscal 2017, an increase of 17.0% from $23.5 million in fiscal 2016. The increase in other revenue is primarily attributable to increased conversion services and miscellaneous revenue combined with adjustments to sales reserves.

Cost of Sales.  Cost of sales was $365.5 million, or 92.5% of net revenues, in fiscal 2017 compared to $358.8 million, or 88.3% of net revenues, in fiscal 2016. Cost of sales in fiscal 2017 increased by $6.7 million as compared to fiscal 2016 primarily due to higher volume, higher raw material costs and increased pension expense, partially offset by a lower-value product mix sold.

Gross Profit.  As a result of the above factors, gross margin was $29.7 million for fiscal 2017, a decrease of $17.9 million from $47.6 million in fiscal 2016 driven by less favorable product mix as a result of less specialty application projects.  Gross margin as a percentage of net revenue decreased to 7.5% in fiscal 2017 as compared to 11.7% in fiscal 2016.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $42.4 million for fiscal 2017, an increase of $2.7 million, or 6.8%, from $39.7 million in fiscal 2016. The increase in expense was primarily driven by fluctuations in foreign currencies of $2.1 million.  Higher pension expense and higher bad debt expense also contributed to the increased expense.  Selling, general and administrative expenses as a percentage of net revenues increased to 10.7% for fiscal 2017, compared to 9.8% for fiscal 2016.

Research and Technical Expense.  Research and technical expense was $3.9 million, or 1.0% of revenue, for fiscal 2017, compared to $3.7 million, or 0.9% of net revenue, in fiscal 2016.

Operating Income/(Loss).  As a result of the above factors, operating loss in fiscal 2017 was $(16.5) million, compared to operating income of $4.2 million in fiscal 2016.

Income Taxes.  A benefit from income taxes of $7.0 million was incurred in fiscal 2017, a difference of $5.8 million from a tax benefit of $1.3 million in fiscal 2016. The effective tax rate for fiscal 2017 was 40.8%, compared to 33.8% in fiscal 2016.  The higher tax rate in fiscal 2017 was attributed to a higher proportion of net loss recorded in the higher-rate United States jurisdiction in fiscal 2017 as compared to fiscal 2016.

Net Income/(Loss).  As a result of the above factors, net loss for fiscal 2017 was $(10.2) million, a decrease of $15.2 million from net income of $5.0 million in fiscal 2016.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2015		2016		Amount	%
Net revenues	$487,635	100.0%	$406,359	100.0%	$(81,276)	(16.7)%
Cost of sales	393,971	80.8%	358,779	88.3%	(35,192)	(8.9)%
Gross profit	93,664	19.2%	47,580	11.7%	(46,084)	(49.2)%
Selling, general and administrative expense	42,572	8.7%	39,684	9.8%	(2,888)	(6.8)%
Research and technical expense	3,598	0.7%	3,698	0.9%	100	2.8%
Operating income (loss)	47,494	9.7%	4,198	1.0%	(43,296)	(91.2)%
Interest income	(94)	(0.0)%	(108)	(0.0)%	(14)	14.9%
Interest expense	412	0.1%	555	0.1%	143	34.7%
Income (loss) before income taxes	47,176	9.7%	3,751	0.9%	(43,425)	(92.0)%
Provision for (benefit from) income taxes	16,690	3.4%	(1,269)	(0.3)%	(17,959)	(107.6)%
Net income (loss)	$30,486	6.3%	$5,020	1.2%	$(25,466)	(83.5)%
Net income (loss) per share:
Basic	$2.45		$0.40
Diluted	$2.45		$0.40
Weighted average shares outstanding:
Basic	12,331,805		12,361,483
Diluted	12,344,209		12,366,197

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

Liquidity and Capital Resources

Comparative cash flow analysis (2016 to 2017)

During fiscal 2017, the Company’s primary sources of cash were cash on‑hand and cash from operations, as detailed below. At September 30, 2017, the Company had cash and cash equivalents of $46.3 million compared to $59.3 million (excluding restricted cash of $5.4 million) at September 30, 2016. As of September 30, 2017, the Company had cash and cash equivalents of $13.4 million that was held by foreign subsidiaries in various currencies.

Net cash provided by operating activities was $13.1 million in fiscal 2017 compared to $54.0 million in fiscal 2016. The lower cash provided in fiscal 2017 was largely driven by net losses of $10.2 million in fiscal 2017 compared to net income of $5.0 million in fiscal 2016 as well as changes in working capital, in particular, cash used from higher inventories of $7.0 million in fiscal 2017 compared to cash generated from lower inventories of $6.6 million in fiscal 2016 and cash generated from lower accounts receivable of $0.8 million in fiscal 2017 compared to cash generated from lower accounts receivable of $11.0 million in fiscal 2016.  Additionally, cash paid for income taxes was $2.3 million in fiscal 2017 compared to cash refunded of $6.5 million in fiscal 2016.  This was partially offset by cash provided from increases in accounts payable and accrued expenses of $3.5 million in fiscal 2017 compared to cash used from decreases in accounts payable in fiscal 2016.

Net cash used in investing activities in fiscal 2017 of $15.0 million was lower than cash used in investing activities in fiscal 2016 of $31.6 million by $16.6 million as a result of lower additions to property, plant and equipment, as the Company’s capacity expansion in sheet manufacturing was completed.

Net cash used in financing activities in fiscal 2017 of $11.4 million included $11.0 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

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

Net cash used in investing activities in fiscal 2016 of $31.6 million was lower than cash used in investing activities in fiscal 2015 of $33.1 million by $1.5 million as a result of the acquisition of the Leveltek – LaPorte assets in the amount of $14.6 million that occurred in fiscal 2015, partially offset by higher additions to property, plant and equipment of $13.1 million in fiscal 2016.

Net cash used in financing activities in fiscal 2016 of $11.5 million included $11.0 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2018 are expected to consist primarily of cash generated from operations, cash on‑hand and, if needed, borrowings under the U.S. revolving credit facility. At September 30, 2017, the Company had cash of $46.3 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2017, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2017, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended

Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;
•	Capital spending;
•	Dividends to stockholders; and
•	Pension and postretirement plan contributions.

Capital investment in fiscal 2017 was $15.0 million, and the plan for capital spending in fiscal 2018 is $17.0 million. See “Summary of Capital Spending” in this Annual Report on Form 10‑K for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2017:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$1,070	$280	$560	$230	$—
Operating lease obligations	6,412	2,978	3,102	332	—
Capital and finance lease obligations	18,711	1,015	2,004	2,013	13,679
Raw material contracts (primarily nickel)	23,006	23,006	—	—	—
Capital projects and other commitments	10,780	10,780	—	—	—
Pension plan(2)	90,276	6,000	16,900	28,100	39,276
Non-qualified pension plans	777	95	190	190	302
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	633	104	112	121	296
Total	$201,665	$49,258	$32,868	$40,986	$78,553

(1)	As of September 30, 2017, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $90,276 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

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

The selection of the U.S. pension plan’s (the Plan) assumption for the expected long‑term rate of return on plan assets is based upon the Plan’s target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class’s expected return, the Plan’s return on assets assumption of 7.25% is reasonable, and is reduced from last year’s assumption of 7.50%. The return on assets is based on fair value of the plan assets and their investment allocation at the beginning of the fiscal year. The Company also realizes that historical performance is no guarantee of future performance.

In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long‑term rate of return on plan assets would result in an increase in annual pension expense of about $501,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long‑term rate of return, an asset gain or loss is created. For funding purposes, gains and losses are generally amortized over a 7‑year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $170,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $9.6 million higher liability for the U.S. pension plan and $5.2 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 7.0 and 7.9 years, respectively.

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

Impairment of Long‑lived Assets and Other Intangible Assets

The Company reviews long‑lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long‑lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews assets for impairment annually or more frequently if events or circumstances indicate that the carrying amount may be impaired on trademark and patent intangible assets.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s revolver availability is at a variable rate at September 30, 2016 and 2017. The Company’s outstanding variable rate debt was zero at September 30, 2016 and 2017. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

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

Item 8.  Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2017 and 2016 and for the years ended September 30, 2017, September 30, 2016 and September 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Haynes International, Inc.

Kokomo, IN

        We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. We also have audited the Company's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haynes International, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN

November 16, 2017

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$59,297	$46,328
Restricted cash (Note 21)	5,446	—
Accounts receivable, less allowance for doubtful accounts of $402 and $620 at September 30, 2016 and September 30, 2017, respectively	61,612	61,602
Inventories	236,558	244,457
Income taxes receivable	538	—
Other current assets	2,809	2,781
Total current assets	366,260	355,168
Property, plant and equipment, net	199,182	192,556
Deferred income taxes	71,010	58,133
Other assets	1,798	5,107
Goodwill	4,789	4,789
Other intangible assets, net	6,562	6,066
Total assets	$649,601	$621,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,925	$32,802
Accrued expenses	12,880	14,108
Income taxes payable	—	195
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	7,488	2,500
Total current liabilities	55,388	54,700
Long-term obligations (less current portion) (Note 18)	8,256	7,896
Deferred revenue (less current portion)	22,829	20,329
Deferred income taxes	1,578	1,741
Accrued pension benefits (less current portion)	130,134	90,957
Accrued postretirement benefits (less current portion)	120,117	112,424
Total liabilities	338,302	288,047
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,520,308 and 12,544,933 shares issued and 12,491,149 and 12,509,757 outstanding at September 30, 2016 and September 30, 2017, respectively)	12	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	246,625	248,733
Accumulated earnings	180,565	159,366
Treasury stock, 29,159 shares at September 30, 2016 and 35,176 shares at September 30, 2017	(1,380)	(1,646)
Accumulated other comprehensive loss	(114,523)	(72,694)
Total stockholders’ equity	311,299	333,772
Total liabilities and stockholders’ equity	$649,601	$621,819

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2015	2016	2017
Net revenues	$487,635	$406,359	$395,209
Cost of sales	393,971	358,779	365,499
Gross profit	93,664	47,580	29,710
Selling, general and administrative expense	42,572	39,684	42,393
Research and technical expense	3,598	3,698	3,855
Operating income (loss)	47,494	4,198	(16,538)
Interest income	(94)	(108)	(186)
Interest expense	412	555	865
Income (loss) before income taxes	47,176	3,751	(17,217)
Provision for (benefit from) income taxes	16,690	(1,269)	(7,027)
Net income (loss)	$30,486	$5,020	$(10,190)
Net income (loss) per share:
Basic	$2.45	$0.40	$(0.83)
Diluted	$2.45	$0.40	$(0.83)
Weighted Average Common Shares Outstanding
Basic	12,332	12,361	12,397
Diluted	12,344	12,366	12,397

Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2015	2016	2017
Net income (loss)	$30,486	$5,020	$(10,190)
Other comprehensive income (loss), net of tax:
Pension and postretirement	(21,958)	(19,569)	39,624
Foreign currency translation adjustment	(4,167)	(7,001)	2,205
Other comprehensive income (loss)	(26,125)	(26,570)	41,829
Comprehensive income (loss)	$4,361	$(21,550)	$31,639

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2014	12,418,471	$12	$242,387	$166,999	$(840)	$(61,828)	$346,730
Net income (loss)				30,486			30,486
Dividends paid ($0.88 per share)				(10,952)			(10,952)
Other comprehensive loss						(26,125)	(26,125)
Tax impact of forfeited vested options			(28)				(28)
Tax impact of dividends on restricted stock			(55)				(55)
Issue restricted stock (less forfeitures)	32,750						—
Purchase of treasury stock	(5,221)				(251)		(251)
Stock compensation			2,184				2,184
Balance September 30, 2015	12,446,000	$12	$244,488	$186,533	$(1,091)	$(87,953)	$341,989
Net income (loss)				5,020			5,020
Dividends paid ($0.88 per share)				(10,988)			(10,988)
Other comprehensive loss						(26,570)	(26,570)
Exercise of stock options	10,000		310				310
Tax impact of forfeited vested options			(114)				(114)
Tax impact of dividends on restricted stock			(39)				(39)
Issue restricted stock (less forfeitures)	42,810						—
Purchase of treasury stock	(7,661)				(289)		(289)
Stock compensation			1,980				1,980
Balance September 30, 2016	12,491,149	$12	$246,625	$180,565	$(1,380)	$(114,523)	$311,299
Net income (loss)				(10,190)			(10,190)
Dividends paid ($0.88 per share)				(11,009)			(11,009)
Other comprehensive income						41,829	41,829
Issue restricted stock (less forfeitures)	24,625	1	(1)				—
Purchase of treasury stock	(6,017)				(266)		(266)
Stock compensation			2,109				2,109
Balance September 30, 2017	12,509,757	$13	$248,733	$159,366	$(1,646)	$(72,694)	$333,772

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2015	2016	2017
Cash flows from operating activities:
Net income (loss)	$30,486	$5,020	$(10,190)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,997	20,533	21,601
Amortization	511	503	496
Pension and post-retirement expense - U.S. and U.K.	12,592	19,048	23,435
Change in long-term obligations	(498)	73	(15)
Stock compensation expense	2,184	1,980	2,109
Excess tax expense from restricted stock vesting	55	153	—
Deferred revenue	(2,500)	2,488	(7,488)
Deferred income taxes	2,810	1,428	(10,072)
Loss on disposition of property	399	438	612
Change in assets and liabilities:
Restricted cash	—	(5,446)	5,446
Accounts receivable	(5,011)	10,965	755
Inventories	4,073	6,611	(6,982)
Other assets	117	237	287
Accounts payable and accrued expenses	(8,685)	(1,782)	3,476
Income taxes	(99)	3,773	709
Accrued pension and postretirement benefits	(7,036)	(12,035)	(11,052)
Net cash provided by operating activities	48,395	53,987	13,127
Cash flows from investing activities:
Additions to property, plant and equipment	(18,546)	(31,633)	(15,006)
Acquisition of Leveltek - LaPorte assets	(14,600)	—	—
Net cash used in investing activities	(33,146)	(31,633)	(15,006)
Cash flows from financing activities:
Dividends paid	(10,952)	(10,988)	(11,009)
Proceeds from exercise of stock options	—	310	—
Payment for purchase of treasury stock	(251)	(289)	(266)
Excess tax expense from restricted stock vesting	(55)	(153)	—
Payment for debt issuance cost	—	(291)	—
Payments on long-term obligation	(173)	(91)	(166)
Net cash used in financing activities	(11,431)	(11,502)	(11,441)
Effect of exchange rates on cash	(644)	(600)	351
Increase (decrease) in cash and cash equivalents:	3,174	10,252	(12,969)
Cash and cash equivalents:
Beginning of period	45,871	49,045	59,297
End of period	$49,045	$59,297	$46,328
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$347	$486	$807
Income taxes paid (refunded), net	$14,017	$(6,471)	$2,335
Capital expenditures incurred but not yet paid	$1,741	$1,869	$1,910
Lease obligation incurred	$4,500	$—	$4,100

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and as otherwise noted)

Note 1.  Background and Organization

Description of Business

Haynes International, Inc. and its subsidiaries (the “Company”, “Haynes”, “we”, “our” or “us”) develops, manufactures, markets and distributes technologically advanced, high-performance alloys primarily for use in the aerospace, industrial gas turbine and chemical processing industries. The Company’s products are high-temperature resistant alloys (“HTA”) and corrosion-resistant alloys (“CRA”). The Company’s HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace industry, gas turbine engines for power generation, waste incineration and industrial heating equipment. The Company’s CRA products are used in applications that require resistance to extreme corrosion, such as chemical processing, power plant emissions control and hazardous waste treatment. The Company produces its high-performance alloys primarily in sheet, coil and plate forms. In addition, the Company produces its products as seamless and welded tubulars, and in slab, bar, billets and wire forms.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist. If the carrying value of the trademarks exceeds the fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the years ended September 30, 2015, 2016 or 2017 because the fair value exceeded the carrying values.

During fiscal 2017, there were no changes in the carrying amount of goodwill.

Amortization of the patents, non-competes, customer relationships and other intangibles was $511, $503 and $496 for the years ended September 30, 2015, 2016 and 2017, respectively. The following represents a summary of intangible assets at September 30, 2016 and 2017:

	Gross	Accumulated	Carrying
September 30, 2016	Amount	Amortization	Amount
Patents	$4,030	$(3,370)	$660
Trademarks	3,800	—	3,800
Customer relationships	2,100	(275)	1,825
Other	291	(14)	277
	$10,221	$(3,659)	$6,562

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,656)	$374
Trademarks	3,800	—	3,800
Customer relationships	2,100	(426)	1,674
Other	291	(73)	218
	$10,221	$(4,155)	$6,066

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2018	$527
2019	256
2020	198
2021	180
2022	133
Thereafter	972

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

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized during the years ended September 30, 2015, 2016 or 2017.

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

I.Pension and Postretirement Benefits

The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in the plan. Effective January 1, 2007, a plan amendment of the postretirement medical plan caps the Company’s liability related to retiree health care costs at $5,000 annually.

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

K.Research and Technical Costs

Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2015, 2016 and 2017 were $3,598, $3,698 and $3,855, respectively.

L.Income Taxes

The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company utilizes prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income. The Company records uncertain tax positions on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority (See Note 6, Income Taxes).

M.Stock Based Compensation

As described in Note 11, the Company has incentive compensation plans that provide for the issuance of restricted stock, restricted stock units, performance shares, stock options and stock appreciation rights to key employees and non-employee directors.  The Company recognizes compensation expense under the fair-value based method as a component of operating expenses.

N.Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2016 and 2017, the Company had no foreign currency exchange contracts outstanding.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2017, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

During 2015, 2016 and 2017, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses have been within management’s expectations. In addition, the Company purchases credit insurance for certain foreign trade receivables. The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

O.Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairment, retirement benefits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2015	2016	2017
Numerator: Basic and Diluted
Net income (loss)	$30,486	$5,020	$(10,190)
Dividends paid	(10,952)	(10,988)	(11,009)
Undistributed income (loss)	19,534	(5,968)	(21,199)
Percentage allocated to common shares (a)	99.1%	99.0%	100.0%
Undistributed income (loss) allocated to common shares	19,358	(5,910)	(21,199)
Dividends paid on common shares outstanding	10,853	10,881	10,905
Net income (loss) available to common shares	30,211	4,971	(10,294)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,331,805	12,361,483	12,397,099
Adjustment for dilutive potential common shares	12,404	4,714	—
Weighted average shares outstanding - Diluted	12,344,209	12,366,197	12,397,099

Basic net income (loss) per share	$2.45	$0.40	$(0.83)
Diluted net income (loss) per share	$2.45	$0.40	$(0.83)

Number of stock option shares excluded as their effect would be anti-dilutive	289,130	378,852	310,417
Number of restrictive stock shares excluded as their effect would be anti-dilutive	111,450	121,285	107,854

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,331,805	12,361,483	12,397,099
Unvested participating shares	112,275	121,185	—
	12,444,080	12,482,668	12,397,099

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

In May, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).   This update removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. The amendment is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  Beginning in fiscal 2017, the Company has removed investments in which fair value is measured using net asset value from the fair value hierarchy table within the footnotes to the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): The guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability.  In August 2015, the clarification was released (ASU 2015-15) to address presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  This amendment allows for the reporting entity to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, including interim periods within that reporting period.  It was implemented in the first quarter of fiscal 2017 and did not result in a material impact to the Company’s consolidated financial statements or the related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update was to simplify the accounting for share-based payment transactions, including the income tax consequences of awards as either equity or liabilities, and classification on the statement of cash flows.  The new share-based compensation accounting requirements are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  The Company adopted this new guidance in fiscal 2017, and the impact on the consolidated financial statements and notes was immaterial.

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

Note 3.  Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The following is a summary of the major classes of inventories:

	September 30,
	2016	2017
Raw Materials	$21,587	$18,731
Work-in-process	118,822	130,019
Finished Goods	94,772	94,331
Other	1,377	1,376
	$236,558	$244,457

Note 4.  Property, Plant and Equipment

The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2016	2017
Land and land improvements	$7,207	$9,345
Buildings and improvements	37,343	44,705
Machinery and equipment	262,717	289,035
Construction in process	28,562	5,692
	335,829	348,777
Less accumulated depreciation	(136,647)	(156,221)
	$199,182	$192,556

As of September 30, 2017, the Company has $275 of assets under a capital lease for equipment related to the service center operation in Shanghai, China and $7,913 of assets under capital or finance leases for two buildings at the LaPorte, Indiana service center.

Note 5.  Accrued Expenses

The following is a summary of the major classes of accrued expenses:

	September 30,
	2016	2017
Employee compensation	$7,394	$7,791
Taxes, other than income taxes	2,264	2,422
Utilities	992	909
Professional fees	615	746
Capital lease obligation, current	383	926
Other	1,232	1,314
	$12,880	$14,108

Note 6.  Income Taxes

The components of income (loss) before provision for income taxes and the provision for income taxes are as follows:

	Year Ended September 30,
	2015	2016	2017
Income (loss) before income taxes:
U.S.	$36,327	$(4,160)	$(25,090)
Foreign	10,849	7,911	7,873
Total	$47,176	$3,751	$(17,217)
Provision for (benefit from) income taxes:
Current:
U.S. Federal	$11,207	$(4,427)	$933
Foreign	1,690	1,368	1,652
State	686	(141)	401
Total	13,583	(3,200)	2,986
Deferred:
U.S. Federal	(79)	4,582	(8,781)
Foreign	690	(105)	—
State	2,368	(2,954)	(1,427)
Valuation allowance	128	408	195
Total	3,107	1,931	(10,013)
Total provision for (benefit from) income taxes	$16,690	$(1,269)	$(7,027)

The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2015	2016	2017
Statutory federal tax rate	35%	35%	35%
Tax provision for income taxes at the statutory rate	$16,512	$1,313	$(6,026)
Foreign tax rate differentials	(1,417)	(1,505)	(1,103)
Provision for state taxes, net of federal taxes	818	778	(371)
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	419	523	452
Manufacturer’s deduction	(1,213)	(98)	—
Tax credits	(240)	(1,198)	(409)
State tax rate change impact on deferred tax asset	1,565	(1,819)	192
Change in valuation allowance	128	408	195
Other, net	118	329	43
Provision for income taxes at effective tax rate	$16,690	$(1,269)	$(7,027)
Effective tax rate	35.4%	(33.8)%	40.8%

During fiscal 2015, the Company’s effective tax rate was higher than the statutory rate, primarily due to a change in the Indiana tax law that was enacted in May 2015, which decreased the deferred tax asset and increased tax expense.

During fiscal 2016, the Company’s effective tax rate was negative relative to the statutory rate, primarily due to an increase in the value of the Company’s deferred tax assets driven by a higher state tax rate and research credits.  Additionally, the Company earned a greater proportion of profitability in foreign jurisdictions.

During fiscal 2017, the Company’s effective tax rate was higher than the statutory rate, primarily due to the Company incurring a pre-tax loss in the United States and pre-tax income in the United Kingdom which has a lower effective tax rate than the statutory rate.  When incurring a pre-tax loss, the effective tax rate of the Company will be higher than the statutory rate if certain tax jurisdictions with lower tax rates incur pre-tax income as a partial offset to the pre-tax loss in the United States.

Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2016	2017
Deferred tax assets:
Pension and postretirement benefits	$93,238	$74,602
TIMET Agreement	9,361	8,417
Inventories	3,405	2,080
Accrued compensation and benefits	2,264	2,107
Accrued expenses and other	3,132	5,277
Tax attributes	1,642	11,579
Valuation allowance	(532)	(1,017)
Total deferred tax assets	$112,510	$103,045
Deferred tax liabilities:
Property, plant and equipment, net	$(41,645)	$(45,155)
Intangible and other	(1,433)	(1,498)
Total deferred tax liabilities	$(43,078)	$(46,653)

Net deferred tax assets (liabilities)	$69,432	$56,392

As of September 30, 2017, the Company had federal net operating loss carryforwards of $21,530, state tax net operating loss carryforwards of $11,666, tax credits of $3,205 and foreign net operating loss carryforwards of $2,249. As of September 30, 2016, the Company had state tax net operating loss carryforwards of $3,453, tax credits of $1,198 and foreign net operating loss carryforwards of $349. The Company has recorded a valuation allowance against the foreign net operating loss carryforwards of $1,539 and U.S. tax credits of $504 because management does not believe that it is more likely than not that net operating loss carryforwards will be realized prior to their expiration.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $62,497 at September 30, 2017. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

As of September 30, 2017, the Company was open to examination in the U.S. federal income tax jurisdiction for the 2014 through 2017 tax years and in various foreign jurisdictions from 2012 through 2017. The Company is also open to examination in various states in the U.S., none of which were individually material.

Note 7.  Debt

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate,” plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2017, the U.S. revolving credit facility had a zero balance. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants such as fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock).  Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

The Company’s U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 1,700 Pounds Sterling ($2,278), all of which was available on September 30, 2017. The Company’s French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 240 Euro ($283), all of which was available on September 30, 2017. The Company’s Swiss subsidiary (Haynes International AG) has an overdraft banking facility of 400 Swiss Francs ($413), all of which was available on September 30, 2017.

Note 8.  Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for these groups. Expenses associated with this plan for the years ended September 30, 2015, 2016 and 2017 totaled $1,598, $1,652 and $1,590, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2015, 2016 and 2017.

Defined Benefit Plans

The Company has non-contributory defined benefit pension plans which cover most employees in the U.S. and the U.K.

Benefits provided under the Company’s U.S. defined benefit pension plan are based on years of service and the employee’s final compensation. The Company’s funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2015, 2016 and 2017 was $140, $91 and $19, respectively. Accrued liabilities in the amount of $854 and $777 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2016 and 2017, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company.  The Company’s liability related to total retiree health care costs is limited to $5,000 annually.

The Company made contributions of $1,500, $6,000, and $6,000 to fund its domestic Company-sponsored pension plan for the years ended September 30, 2015, 2016 and 2017, respectively. The Company’s U.K. subsidiary made contributions of $909, $778 and $804 for the years ended September 30, 2015, 2016 and 2017, respectively, to the U.K. pension plan.

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

The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans is summarized below:

	Defined Benefit		Postretirement
	Pension Plans		Health Care Benefits
	Year Ended		Year Ended
	September 30,		September 30,
	2016	2017	2016	2017
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$311,943	$337,338	$110,534	$125,117
Service cost	4,080	6,282	232	350
Interest cost	12,050	10,577	4,595	4,292
Actuarial losses	32,370	(27,246)	15,283	(8,072)
Benefits paid	(23,105)	(14,682)	(5,527)	(4,263)
Administrative expenses	—	(1,466)	—	—
Projected benefit obligation at end of year	$337,338	$310,803	$125,117	$117,424
Change in Plan Assets:
Fair value of plan assets at beginning of year	$205,498	$207,963	$—	$—
Actual return on assets	18,792	25,475	—	—
Employer contributions	6,778	6,804	5,527	4,263
Benefits paid	(23,105)	(14,682)	(5,527)	(4,263)
Administrative expenses	-	(1,466)	—	—
Fair value of plan assets at end of year	$207,963	$224,094	$—	$—
Funded Status of Plan:
Unfunded status	$(129,375)	$(86,709)	$(125,117)	$(117,424)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement		Non-Qualified		All Plans
	Pension Plans		Health Care Benefits		Pension Plans		Combined
	September 30,		September 30,		September 30,		September 30,
	2016	2017	2016	2017	2016	2017	2016	2017
Accrued pension and postretirement benefits:
Current	$—	$—	$(5,000)	$(5,000)	$(95)	$(95)	$(5,095)	$(5,095)
Non-current	(129,375)	(86,709)	(120,117)	(112,424)	(759)	(682)	(250,251)	(199,815)
Accrued pension and postretirement benefits	$(129,375)	$(86,709)	$(125,117)	$(117,424)	$(854)	$(777)	$(255,346)	$(204,910)
Accumulated other comprehensive loss:
Net loss	116,388	66,819	47,636	35,286	—	—	164,024	102,105
Prior service cost	3,020	2,213	—	—	—	—	3,020	2,213
Total accumulated other comprehensive loss	$119,408	$69,032	$47,636	$35,286	$—	$—	$167,044	$104,318
Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$11,268	$4,910	$4,278	$2,999	$—	$—	$15,546	$7,909
Amortization of prior service cost	808	374	—	—	—	—	808	374
	$12,076	$5,284	$4,278	$2,999	$—	$—	$16,354	$8,283

The non-current portion of the defined benefit pension plan portion of accrued pension and postretirement benefits amounts to $86,709 in fiscal 2017.  This amount comprises the UK pension plan net pension asset of $3,566 and is included in Other assets on the consolidated balance sheet as well as the US pension plan accrued pension liability of $90,275 which is recorded in accrued pension benefit (less current portion) on the consolidated balance sheet.

The accumulated benefit obligation for the pension plans was $317,754 and $299,197 at September 30, 2016 and 2017, respectively.

The cost of the Company’s postretirement benefits is accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2015	2016	2017
Service cost	$3,898	$4,080	$6,282
Interest cost	11,203	12,050	10,577
Expected return on assets	(15,117)	(14,380)	(14,419)
Amortization of prior service cost	808	808	808
Recognized actuarial loss	4,645	8,838	11,267
Net periodic cost	$5,437	$11,396	$14,515

	Postretirement
	Health Care Benefits
	Year Ended September 30,
	2015	2016	2017
Service cost	$337	$232	$350
Interest cost	4,385	4,595	4,292
Recognized actuarial loss	2,433	2,825	4,278
Net periodic cost	$7,155	$7,652	$8,920

Assumptions

A 5.0% ( 5.0%-2016) annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0%  (    5.0%-2016) annual rate of increase for ages over 65 were assumed for 2017 and remained at 5.0% for the under 65 and over 65 age groups in the years thereafter. A one percentage point change in assumed health care cost trend rates would have no effect on the total of service and interest cost components of postretirement health care expense in fiscal 2017 or on the accumulated postretirement benefit obligation as of September 30, 2017.  The effect on total of service and interest cost components and the effect on accumulated postretirement benefit obligation is zero due to the plan amendment that caps the Company costs at $5,000 on an undiscounted basis per year.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2016 and 2017 were determined based on the following assumptions:

	September 30,	September 30,
	2016	2017
Discount rate (postretirement health care)	3.50%	3.75%
Discount rate (U.S. pension plan)	3.25%	3.63%
Discount rate (U.K. pension plan)	2.30%	2.50%
Rate of compensation increase (U.S. pension plan only)	3.50%	2.50%

The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit
	Pension and
	Postretirement Health
	Care Plans
	Year Ended
	September 30,
	2015	2016	2017
Discount rate (postretirement health care plan)	4.25%	4.25%	3.50%
Discount rate (U.S. pension plan)	4.00%	4.00%	3.25%
Discount rate (U.K. pension plan)	3.90%	3.70%	2.30%
Expected return on plan assets (U.S. pension plan)	7.50%	7.50%	7.50%
Expected return on plan assets (U.K. pension plan)	4.40%	4.10%	2.70%
Rate of compensation increase (U.S. pension plan only)	3.50%	3.50%	3.50%

Plan Assets and Investment Strategy

The Company’s pension plan assets by level within the fair value hierarchy at September 30, 2016 and 2017, are presented in the table below. The pension plan assets were accounted for at fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Investments in U.S and International equities, and Fixed Income are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  For more information on a description of the fair value hierarchy, see Note 16.  The Company adopted the guidance included in ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset

Value per Share (or Its Equivalent) which requires entities to remove investments in which fair value is measured using net asset value from the fair value hierarchy table.

	September 30, 2016
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$64,333	$64,333
Common /collective funds
Bonds	—	—	75,686	75,686
U.S. common stock	—	—	39,735	39,735
International equity	—	—	9,461	9,461
Total U.S.	$—	$—	$189,215	$189,215
U.K. Plan Assets:
Equities	$—	$—	$7,499	$7,499
Bonds	—	—	9,187	9,187
Other	—	—	2,062	2,062
Total U.K.	$—	$—	$18,748	$18,748
Total pension plan assets	$—	$—	$207,963	$207,963

	September 30, 2017
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$73,430	$73,430
Common /collective funds
Bonds	—	—	81,702	81,702
U.S. common stock	—	—	32,784	32,784
International equity	—	—	16,341	16,341
Total U.S.	$—	$—	$204,257	$204,257
U.K. Plan Assets:
Equities	$—	$—	$8,913	$8,913
Bonds	—	—	7,750	7,750
Other	—	—	3,174	3,174
Total U.K.	$—	$—	$19,837	$19,837
Total pension plan assets	$—	$—	$224,094	$224,094

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

It is the policy of the U.S. pension plan to invest assets with an allocation to equities as shown below. The balance of the assets is maintained in fixed income investments, and in cash holdings, to the extent permitted by the plan documents.

Asset classes as a percent of total assets:

Asset Class	Target(1)
Equity	60%
Fixed Income	40%
Real Estate and Other	—%

(1)	From time to time the Company may adjust the target allocation by an amount not to exceed 10%.

In determining the expected rate of return on U.S. plan assets, the Company takes into account the target plan’s allocation at September 30, 2017 of 60% equities and 40% fixed income. The Company assumes an approximately 3.00% to 4.00% equity risk premium above the broad bond market yields of 5.00% to 7.00%. Note that over very long historical periods, the realized risk premium has been higher. The Company believes that its assumption of a 7.5% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

The U.K. pension plan assets follow a more conservative investment objective due to the higher funding status of the plan.

Contributions and Benefit Payments

The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans and the U.K. pension plan in fiscal 2018.

Pension and postretirement health care benefits, which include expected future service, are expected to be paid out of the respective plans as follows:

		Postretirement
Fiscal Year Ending September 30	Pension	Health Care
2018	$15,358	$5,000
2019	15,649	5,000
2020	16,161	5,000
2021	16,564	5,000
2022	17,120	5,000
2023 - 2027 (in total)	90,470	25,000

Note 9.  Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,403, $3,726 and $4,082 for the years ended September 30, 2015, 2016 and 2017, respectively. Rent expense does not include income from sub-lease rentals totaling $105, $120 and $153 for the years ended September 30, 2015, 2016 and 2017, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2017, are as follows:

Operating
2018	$2,978
2019	1,859
2020	1,243
2021	232
2022	100
2023 and thereafter	—
$6,412

Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $79 due in the future.

Note 10.  Legal, Environmental and Other Contingencies

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

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company (together with a number of other manufacturer defendants) is also involved in one action alleging that asbestos in its facilities harmed the plaintiffs. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

The Company expects to amend its Amended and Restated By-Laws effective upon receipt of the affirmative vote of a majority of its stockholders at the Company’s 2018 Annual Meeting of Stockholders.  The proposed amendment would remove the requirement that stockholders electing to remove a director must show cause in order to do so. This proposed amendment is in response to a recent decision by the Delaware Court of Chancery

Environmental

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post‑closure environmental monitoring and care for certain areas of its Kokomo and Mountain Home, North Carolina facilities, respectively.

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

As of September 30, 2017, the Company has accrued $633 for post-closure monitoring and maintenance activities, of which $531 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at September 30, 2017.

2019	$54
2020	52
2021	60
2022	50
2023 and thereafter	315
$531

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company is working with that department to determine the extent of the issue and appropriate remediation.

Note 11.  Stock-based Compensation

Restricted Stock Plan

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance.   Additionally, on March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other rewards.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Coinciding with the adoption of the 2016 Incentive Compensation Plan, the Company is no longer granting awards from the 2009 restricted stock plan, although awards remain outstanding thereunder.

Grants of restricted stock may be comprised of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.

Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting date or if any applicable performance goals are not met. The Company will assess, on an ongoing basis, the probability of whether relevant performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company’s restricted stock is determined based upon the fair value of the Company’s common stock on the grant date, which is determined based upon the closing price of the Company’s common stock on the trading date immediately preceding the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the year ended September 30, 2017:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2016	121,010	$44.51
Granted	37,275	$40.86
Forfeited / Canceled	(12,650)	$52.32
Vested	(38,425)	$47.20
Unvested at September 30, 2017	107,210	$41.36
Expected to vest	80,293	$40.98

Compensation expense related to restricted stock for the years ended September 30, 2015, 2016 and 2017 was $1,650, $1,466, and $1,340, respectively. The remaining unrecognized compensation expense related to restricted stock at September 30, 2017 was $1,266, to be recognized over a weighted average period of 0.62 years. During fiscal 2017, the Company repurchased 6,017 shares of stock from employees at an average purchase price of $44.15 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Performance Shares

On November 22, 2016, the Company granted a target of 19,000 performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee.  The fair value of the performance shares is $60.09 per share, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the year ended September 30, 2017 was $336. No performance share awards were outstanding prior to the year ended September 30, 2017.  The remaining unrecognized compensation expense related to performance shares at September 30, 2017 was $806, to be recognized over a weighted average period of 2.00 years.

Stock Option Plans

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 22, 2016	$11.50	2.15%	1.79%	37%	5	years
November 24, 2015	$8.37	2.33%	1.70%	30%	5	years
November 25, 2014	$8.17	1.90%	0.96%	28%	3	years

The stock-based employee compensation expense for stock options for the years ended September 30, 2015, 2016 and 2017 was $534, $514 and $433, respectively. The remaining unrecognized compensation expense at September 30, 2017 was $827, to be recognized over a weighted average vesting period of 1.98 years.

The following table summarizes the activity under the stock option plans for the year ended September 30, 2017:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2016	428,401		$48.47
Granted	47,925		$40.86
Exercised	—		$0.00
Canceled	(51,000)		$70.89
Outstanding at September 30, 2017	425,326	$242	$44.93	5.60	yrs.
Vested or expected to vest	391,469	$242	$44.94	5.49	yrs.
Exercisable at September 30, 2017	297,167	$242	$46.70	4.42	yrs.

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

Note 12.  Quarterly Data (unaudited)

The unaudited quarterly results of operations of the Company for years ended September 30, 2016 and 2017 are as follows:

	2016
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$95,070	$102,511	$101,255	$107,523
Gross profit	12,088	8,905	13,265	13,322
Net income (loss)	228	(1,162)	2,792	3,162
Net income (loss) per share:
Basic	$ 0.02	$ (0.09)	$ 0.22	$ 0.25
Diluted	$ 0.02	$ (0.09)	$ 0.22	$ 0.25

	2017
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$93,355	$103,112	$97,977	$100,765
Gross profit	10,487	9,788	3,662	5,773
Net income (loss)	(672)	(1,890)	(3,967)	(3,661)
Net income (loss) per share:
Basic	$ (0.06)	$ (0.15)	$ (0.32)	$ (0.30)
Diluted	$ (0.06)	$ (0.15)	$ (0.32)	$ (0.30)

Note 13.  Segment Reporting

The Company operates in one business segment: the design, manufacture, marketing and distribution of technologically advanced, high-performance alloys for use in the aerospace, industrial gas turbine, chemical processing and other industries. The Company has operations in the United States, Europe and Asia, which are summarized below. Sales between geographic areas are made at negotiated selling prices. Revenues from external customers are attributed to the geographic areas presented based on the destination of product shipments.

	Year Ended September 30,
	2015	2016	2017
Net Revenue by Geography:
United States	$287,722	$233,612	$235,500
Europe	110,659	101,853	98,096
China	28,140	13,808	18,997
Other	61,114	57,086	42,616
Net Revenues	$487,635	$406,359	$395,209
Net Revenue by Product Group:
High-temperature resistant alloys	$370,603	$329,151	$320,119
Corrosive-resistant alloys	117,032	77,208	75,090
Net revenues	$487,635	$406,359	$395,209

	September 30,
	2016	2017
Long-lived Assets by Geography:
United States	$191,915	$185,413
Europe	6,935	6,879
China	332	264
Total long-lived assets	$199,182	$192,556

Note 14.  Valuation and Qualifying Accounts

	Balance at	Charges		Balance at
	Beginning	(credits) to		End of
	of Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivables:
September 30, 2017	402	228	(10)	620
September 30, 2016	869	(156)	(311)	402
September 30, 2015	861	317	(309)	869

(1)	Uncollectible accounts written off net of recoveries.

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

As of September 30, 2016, the Company had deferred revenue of $4,988 related to the receipt of advance payments from customers which was recorded as revenue in fiscal 2017 upon shipment.

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

When available, the Company uses unadjusted quoted market prices to measure fair value. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation.  The valuation model used depends on the specific asset or liability being valued.

U.S and International equities, Fixed Income, and Other Investments held in the Company’s pension plan are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments are not classified in the fair value hierarchy in accordance with guidance included in ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

The fair value of Cash and Cash Equivalents is determined using Level 1 information.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2017:

	September 30, 2016 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	NAV	Total
Assets:
Pension plan assets	$—	$—	$207,963	$207,963
Total fair value	$—	$—	$207,963	$207,963

	September 30, 2017 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	NAV	Total
Assets:
Pension plan assets	$—	$—	$224,094	$224,094
Total fair value	$—	$—	$224,094	$224,094

The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2016 or 2017.

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

Comprehensive Income (Loss)

	Year Ended September 30,
	2015			2016			2017
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$30,486			$5,020			$(10,190)
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$(26,515)	$9,595	(16,920)	$(18,299)	$6,609	(11,690)	$46,401	$(17,095)	29,306
Amortization of prior service cost	(808)	298	(510)	(808)	299	(509)	808	(298)	510
Amortization of (gain) loss	(7,160)	2,632	(4,528)	(11,663)	4,293	(7,370)	15,517	(5,709)	9,808
Foreign currency translation adjustment	(4,167)	—	(4,167)	(7,001)	—	(7,001)	2,205	—	2,205
Other comprehensive income (loss)	$(38,650)	$12,525	(26,125)	$(37,771)	$11,201	(26,570)	$64,931	$(23,102)	41,829
Total comprehensive income (loss)			$4,361			$(21,550)			$31,639

Accumulated Other Comprehensive Income (Loss)

	Year Ended September 30, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2015	$(62,985)	$(21,773)	$(3,195)	$(87,953)
Other comprehensive income (loss) before reclassifications	(17,855)	(9,593)	(7,001)	(34,449)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	808	—	—	808
Actuarial losses (a)	8,838	2,825	—	11,663
Tax benefit	(3,548)	(1,044)	—	(4,592)
Net current-period other comprehensive income (loss)	(11,757)	(7,812)	(7,001)	(26,570)
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)

	Year Ended September 30, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	24,109	5,197	2,205	31,511
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	808	—	—	808
Actuarial losses (a)	11,239	4,278	—	15,517
Tax benefit	(4,426)	(1,581)	—	(6,007)
Net current-period other comprehensive income (loss)	31,730	7,894	2,205	41,829
Accumulated other comprehensive loss as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 18.   Long-term Obligation

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

The Company entered into a twenty-year “build-to-suit” lease for a building that will house the assets and operations of the service center to be located in LaPorte, Indiana that is being relocated from Lebanon, Indiana (See Note 20).  During the first quarter of fiscal 2017, the Company took occupancy of the building.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility of approximately $4,100 are included in Property, plant and equipment, net on the Consolidated Balance Sheet and will be depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

As of September 30, 2017, future minimum lease rental payments applicable to the lease obligations were as follows.

2018	$983
2019	988
2020	995
2021	1,000
2022	1,012
Thereafter	13,634
Total minimum lease payments	18,612
Less amounts representing interest	(10,320)
Present value of net minimum lease payments	8,292
Less current obligation	(926)
Total long-term lease obligation	$7,366

The lease obligations is included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	September 30,
	2016	2017
Capital lease rental payments	$4,331	$4,275
Finance lease rental payments	3,700	4,017
Environmental post-closure monitoring and maintenance activities	683	633
Less amounts due within one year	(458)	(1,029)
Long-term obligations (less current portion)	$8,256	$7,896

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

The following is a summary of the purchase price allocation in connection with the LCMP acquisition.  The determination of fair value for acquired assets includes the use of Level 3 inputs, such as the condition and utilization of the property, plant and equipment acquired, management’s projected financial results for LCMP and the discount rate used to determine the present value of anticipated future cash flows.

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

Note 20. Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company is relocating its service center operations in Lebanon, Indiana to LaPorte.  The project began in the first quarter of fiscal 2017 and is expected to be completed by the end of the second quarter of fiscal 2018.

Costs associated with the project are estimated to consist of approximately $1,800  to $2,500 relating to equipment relocation and approximately $500 to $1,100 in other costs, including one-time termination benefits, relocation expenses and lease termination costs, for a total of approximately $2,300 to $3,600 in total costs relating to the move.  Approximately $340 and $1,100 of these costs were expensed in fiscal 2016 and 2017, respectively.  The remainder is expected to be expensed over the remainder of the project period.

Note 21.  Restricted Cash

As of September 30, 2016, the Company had cash of $5,446 held in an account that was restricted from use awaiting the fulfillment of a customer order.  The remaining obligations to ship were fulfilled during fiscal 2017 at which time the remaining funds were released from restriction.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a‑15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

As of the quarter ended September 30, 2017, the Company has not had any material changes to its internal control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a‑15(f) and 15d‑15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (2013). Based on the Company’s assessment, management has concluded that, as of September 30, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s effectiveness of internal control over financial reporting as of September 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Mark M. Comerford President & Chief Executive Officer November 16, 2017	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 16, 2017

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the caption “Business—Executive Officers of the Company” in this Annual Report on Form 10‑K, and under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Corporate Governance Committee and Director Nominations”, “Corporate Governance—Board Committee Structure”, “Corporate Governance—Family Relationships” and “Corporate Governance—Independence of the Board of Directors and Committee Members” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2018 is incorporated herein by reference.

Item 11.  Executive Compensation

The information included under the captions “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance—Director Compensation Program” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2018 is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2018 is incorporated herein by reference in response to this item. For additional information regarding the Company’s stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Equity Compensation Plan Information

The following table provides information as of September 30, 2017 regarding shares of the Company’s common stock issuable pursuant to its stock option and restricted stock plans:

Number of securities
remaining available
for future
	Number of		issuance under
	securities to		equity
	be issued upon	Weighted-average	compensation
	exercise	exercise price of	plans (excluding
	of outstanding	outstanding	securities reflected
	options,	options,	in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders(1)	425,326	$44.93	598,025	(2)

(1)	For a description of the Company’s equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.
(2)	Includes (i) 377,075 shares of stock options or stock appreciation rights and (ii) 220,950 shares of restricted stock, restricted stock units, performance shares or performance units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Corporate Governance—Independence of Board of Directors and Committee Members” and under “Conflict of Interest and Related Party Transactions” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2018 is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information included under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 28, 2018 is incorporated herein by reference in response to this item.

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

10.14	Summary of 2017 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 29, 2016).
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

10.21	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 7, 2016).
10.22**	Form of Restricted Stock Awards Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.
10.23**	Form of Performance Share Award Agreement between Haynes International, Inc. of certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.
10.24**	Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.
10.25**

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.

21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a‑14(a)/15d‑4(a) Certification of Chief Executive Officer
31.2**	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haynes International, Inc.

By:	/s/ Mark M. Comerford Mark M. Comerford President and Chief Executive Officer Date: November 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark M. Comerford Mark M. Comerford	President and Chief Executive Officer; Director (Principal Executive Officer)	November 16, 2017

/s/ Daniel W. Maudlin Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 16, 2017

/s/ David S. Van Bibber David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 16, 2017

/s/ Michael L. Shor Michael L. Shor	Chairman of the Board, Director	November 16, 2017

/s/ Donald C. Campion Donald C. Campion	Director	November 16, 2017

/s/ John C. Corey John C. Corey	Director	November 16, 2017

/s/ Robert H. Getz Robert H. Getz	Director	November 16, 2017

/s/ Dawne S. Hickton Dawne S. Hickton	Director	November 16, 2017

/s/ William P. Wall William P. Wall	Director	November 16, 2017