Form 10-Q
period 2017-12-31
HAYNES INTERNATIONAL INC
filed 2018-02-01
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 1, 2018, the registrant had 12,520,320 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$46,328	$33,966
Accounts receivable, less allowance for doubtful accounts of $620 and $624 at September 30, 2017 and December 31, 2017, respectively	61,602	54,823
Inventories	244,457	267,228
Income taxes receivable	—	10,104
Other current assets	2,781	3,587
Total current assets	355,168	369,708
Property, plant and equipment, net	192,556	188,999
Deferred income taxes	58,133	29,889
Other assets	5,107	5,297
Goodwill	4,789	4,789
Other intangible assets, net	6,066	5,933
Total assets	$621,819	$604,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,802	$40,737
Accrued expenses	14,108	13,054
Income taxes payable	195	—
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	54,700	61,386
Long-term obligations (less current portion) (Note 14)	7,896	8,626
Deferred revenue (less current portion)	20,329	19,704
Deferred income taxes	1,741	1,741
Accrued pension benefits (less current portion)	90,957	89,764
Accrued postretirement benefits (less current portion)	112,424	112,707
Total liabilities	288,047	293,928
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,544,933 and 12,562,433 shares issued and 12,509,757 and 12,520,320 outstanding at September 30, 2017 and December 31, 2017, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	248,733	249,339
Accumulated earnings	159,366	134,082
Treasury stock, 35,176 shares at September 30, 2017 and 42,113 shares at December 31, 2017	(1,646)	(1,876)
Accumulated other comprehensive loss	(72,694)	(70,871)
Total stockholders’ equity	333,772	310,687
Total liabilities and stockholders’ equity	$621,819	$604,615

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2016	2017
Net revenues	$93,355	$89,693
Cost of sales	82,868	82,683
Gross profit	10,487	7,010
Selling, general and administrative expense	10,312	10,770
Research and technical expense	943	888
Operating income (loss)	(768)	(4,648)
Interest income	(57)	(18)
Interest expense	169	230
Income (loss) before income taxes	(880)	(4,860)
Provision for (benefit from) income taxes	(208)	17,666
Net income (loss)	$(672)	$(22,526)
Net income (loss) per share:
Basic	$(0.06)	$(1.82)
Diluted	$(0.06)	$(1.82)
Weighted Average Common Shares Outstanding
Basic	12,382	12,411
Diluted	12,382	12,411

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2016	2017
Net income (loss)	$(672)	$(22,526)
Other comprehensive income (loss), net of tax:
Pension and postretirement	2,580	1,306
Foreign currency translation adjustment	(3,026)	517
Other comprehensive income (loss)	(446)	1,823
Comprehensive income (loss)	$(1,118)	$(20,703)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2016	2017
Cash flows from operating activities:
Net income (loss)	$(672)	$(22,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,262	5,744
Amortization	123	133
Pension and post-retirement expense - U.S. and U.K.	5,859	3,556
Stock compensation expense	558	606
Deferred revenue	(5,205)	(625)
Deferred income taxes	729	27,488
Loss on disposition of property	254	—
Change in assets and liabilities:
Restricted cash	3,523	—
Accounts receivable	7,648	6,979
Inventories	(6,973)	(22,502)
Other assets	(1,041)	(989)
Accounts payable and accrued expenses	8,938	8,583
Income taxes	(2,705)	(10,300)
Accrued pension and postretirement benefits	(2,829)	(2,400)
Net cash provided by (used in) operating activities	13,469	(6,253)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,893)	(3,183)
Net cash provided by (used in) investing activities	(5,893)	(3,183)
Cash flows from financing activities:
Dividends paid	(2,752)	(2,754)
Payment for purchase of treasury stock	(266)	(230)
Payments on long-term obligation	(55)	(67)
Net cash provided by (used in) financing activities	(3,073)	(3,051)
Effect of exchange rates on cash	(839)	125
Increase (decrease) in cash and cash equivalents:	3,664	(12,362)
Cash and cash equivalents:
Beginning of period	59,297	46,328
End of period	$62,961	$33,966
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$155	$215
Income taxes paid (refunded), net	$1,836	$464
Capital expenditures incurred, but not yet paid	$991	$896

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2018 or any interim period.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330).  The objective of this update is to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017.  The Company adopted these changes in the first quarter of fiscal 2018, which did not result in a material impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2017	2017
Raw Materials	$18,731	$21,949
Work-in-process	130,019	148,341
Finished Goods	94,331	95,351
Other	1,376	1,587
	$244,457	$267,228

Note 4.Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income will be taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company will be lowered to 21.0%.  Deferred tax assets as of December 31, 2017 were revalued to the lower statutory rates of 24.5% or 21.0%, depending upon the projected timing of the reversal of these assets.  The estimated impact of the revaluation of the deferred tax assets has resulted in increased tax expense in the first quarter of fiscal 2018 of $17,868.  This amount was recorded as a discrete accounting adjustment and will be adjusted throughout the remainder of fiscal 2018 as the timing of the reversal of deferred tax assets becomes known.  Other components of the Act, such as the transition tax applied on accumulated earnings and profits of controlled foreign corporations, have not been included in income tax expense as the impact, if any, cannot reasonably be determined at this time.  An analysis of accumulated earnings and foreign tax credit pools must be completed before this amount can be determined.

Income tax expense for the three months ended December 31, 2016 and 2017 differed from the U.S. federal statutory rates of 35% and 24.5%, respectively, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  In addition to the deferred tax revaluation adjustment of $17,868, current period tax expense was adversely impacted due to a lower rate applied against a pretax loss of $(4,860).   Additionally, the low effective tax rate in the first quarter of fiscal 2018 was due to the Company’s pre-tax loss in the United States and pre-tax income in the United Kingdom, which has a lower effective tax rate than the statutory rate.  When incurring a pre-tax loss, the effective tax rate of the Company will be lower than the statutory rate if the estimated full-year pre-tax loss in the United States is a partial offset to estimated full year pre-tax income incurred in other jurisdictions.   The effective tax rate for the three months ended December 31, 2017 was (363.5)% compared to 23.6% in the same period of fiscal 2017.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2016 and 2017 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2016	2017	2016	2017
Service cost	$1,571	$1,384	$87	$84
Interest cost	2,549	2,606	1,073	1,078
Expected return	(3,472)	(3,634)	—	—
Amortizations	2,981	1,289	1,070	749
Net periodic benefit cost	$3,629	$1,645	$2,230	$1,911

The Company contributed $1,500 to Company-sponsored domestic pension plans, $879 to its other post-retirement benefit plans and $203 to the U.K. pension plan for the three months ended December 31, 2017. The Company expects to make future contributions of $4,500 to its U.S. pension plan, $4,121 to its other post-retirement benefit plan and $504 to the U.K. pension plan for the remainder of fiscal 2018.

Note 6.Legal, Environmental and Other Contingencies

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

The Company is required to, among other things, monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these, or any other current or former sites, would not have a material effect on the Company’s financial condition, results of operations or liquidity.

As of September 30, 2017 and December 31, 2017, the Company has accrued $633 for post-closure monitoring and maintenance activities, of which $531 was included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the annual cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring period.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) were as follows at December 31, 2017.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of December 31, 2017.

During the first three months of fiscal 2018, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $123 and $133 for the three-month periods ended December 31, 2016 and 2017, respectively.  The following represents a summary of intangible assets at September 30, 2017 and December 31, 2017:

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,656)	$374
Trademarks	3,800	—	3,800
Customer relationships	2,100	(426)	1,674
Other	291	(73)	218
	$10,221	$(4,155)	$6,066

	Gross	Accumulated	Carrying
December 31, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,737)	$293
Trademarks	3,800	—	3,800
Customer relationships	2,100	(464)	1,636
Other	291	(87)	204
	$10,221	$(4,288)	$5,933

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2018	$394
2019	256
2020	198
2021	180
2022	133
Thereafter	972

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2016	2017
Numerator: Basic and Diluted
Net income (loss)	$(672)	$(22,526)
Dividends paid	(2,752)	(2,758)
Undistributed income (loss)	(3,424)	(25,284)
Percentage allocated to common shares (a)	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(3,424)	(25,284)
Dividends paid on common shares outstanding	2,724	2,737
Net income (loss) available to common shares	(700)	(22,547)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,382,207	12,410,896
Adjustment for dilutive potential common shares	—	—
Weighted average shares outstanding - Diluted	12,382,207	12,410,896

Basic net income (loss) per share	$(0.06)	$(1.82)
Diluted net income (loss) per share	$(0.06)	$(1.82)

Number of stock option shares excluded as their effect would be anti-dilutive	345,167	366,776
Number of restricted stock shares excluded as their effect would be anti-dilutive	109,785	97,835
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	16,550
Number of performance share awards excluded as their effect would be anti-dilutive	19,000	43,800

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,382,207	12,410,896
Unvested participating shares	—	—
	12,382,207	12,410,896

Note 10.  Stock-Based Compensation

Restricted Stock

On February 23, 2009, the Company adopted a restricted stock plan that reserved 400,000 shares of common stock for issuance.   Additionally, on March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from the 2009 restricted stock plan, although awards remain outstanding thereunder.

Grants of restricted stock are comprised of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.

Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting date or if any applicable performance goals are not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the grant date, which is determined based upon the closing price of the Company’s common stock on the trading date immediately preceding the grant date. The plan provides for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

The shares of time-based restricted stock granted to employees vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause.

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the three months ended December 31 2017:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	107,210	$41.36
Granted	31,750	$31.76
Forfeited / Canceled	(14,250)	$46.72
Vested	(26,875)	$44.51
Unvested at December 31, 2017	97,835	$36.60
Expected to vest	85,168	$36.43

Compensation expense related to restricted stock for the three months ended December 31, 2016 and 2017 was $416 and $315, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2017 was $1,960, to be recognized over a weighted average period of 1.36 years. During the first quarter of fiscal 2018, the Company repurchased 6,937 shares of stock from employees at an average purchase price of $32.23 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  On November 21, 2017, the Company granted shares of restricted stock out of the restricted stock plan in which elections were made by certain individuals to defer receipt to a future period.  Those shares will vest in accordance with the parameters of the restricted stock plan, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares are also forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares during the period of deferral.

The following table summarized the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the three months ended December 31, 2017.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	—	$—
Granted	16,550	$31.76
Unvested at December 31, 2017	16,550	$31.76
Expected to vest	16,550	$31.76

Compensation expense related to deferred restricted stock for the three months ended December 31, 2016 and 2017 was $0 and $44, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2017 was $482, to be recognized over a weighted average period of 0.92 years.

Performance Shares

On November 22, 2016 and November 21, 2017, the Company granted a target of 19,000 and 24,800, respectively, performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019 and September 30, 2020, respectively, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee.  The fair value of the performance shares granted on November 22, 2016 and November 21, 2017 is $60.09 and $38.43, per share, respectively, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended December 31, 2016 and 2017 was $23 and $128, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2017 was $1,630, to be recognized over a weighted average period of 2.20 years.

Stock Options

The Company’s 2016 Incentive Compensation Plan and its two previous stock option plans authorize, or formerly authorized, the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,925,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provided for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for the grant of options to purchase up to 500,000 shares of the Company’s common stock.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from these plans, although awards remain outstanding thereunder.  On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of up to 425,000 stock options and stock appreciation rights.   Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date. The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

The fair value of option grants is estimated as of the date of the grant. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  The following assumptions were used for grants during fiscal years 2017 and 2018:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 21, 2017	$9.74	2.77%	2.06%	42%	5	years
November 22, 2016	$11.50	2.15%	1.79%	37%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2016 and 2017 was $120 and $118, respectively. The remaining unrecognized compensation expense at December 31, 2017 was $1,242, to be recognized over a weighted average vesting period of 1.65 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the three months ended December 31, 2017 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2017	425,326		$44.93
Granted	57,550		$31.76
Exercised	—		$0.00
Canceled	—		$0.00
Outstanding at December 31, 2017	482,876	$189	$44.56	5.89	yrs.
Vested or expected to vest	446,141	$188	$43.33	4.60	yrs.
Exercisable at December 31, 2017	366,776	$172	$45.80	4.85	yrs.

Note 11.  Dividend

In the first quarter of fiscal 2018, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 15, 2017 to stockholders of record at the close of business on December 1, 2017.  The dividend cash pay-out was $2,754 for the quarter based on the number of shares outstanding and $4 of dividends were recorded as deferred in accordance with the Deferred Compensation Plan.

On February 1, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2018 to stockholders of record at the close of business on March 1, 2018.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2017 or December 31, 2017.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2016
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	—	—	(3,026)	(3,026)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,810	1,070	—	3,880
Tax benefit	(1,108)	(394)	—	(1,502)
Net current-period other comprehensive income (loss)	1,904	676	(3,026)	(446)
Accumulated other comprehensive income (loss) as of December 31, 2016	$(72,838)	$(28,909)	$(13,222)	$(114,969)

	Three Months Ended December 31, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	—	—	517	517
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	93	—	—	93
Actuarial losses (a)	1,223	750	—	1,973
Tax benefit	(484)	(276)	—	(760)
Net current-period other comprehensive income (loss)	832	474	517	1,823
Accumulated other comprehensive loss as of December 31, 2017	$(42,180)	$(21,217)	$(7,474)	$(70,871)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

The Company entered into a twenty-year “build-to-suit” lease for a building that houses the assets and operations of the service center located in LaPorte, Indiana that was relocated from Lebanon, Indiana.  During the first quarter of fiscal 2017, the Company took occupancy of the building.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility of approximately $4,100 are included in Property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

As of December 31, 2017, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2018	$656
2019	989
2020	994
2021	1,001
2022	1,012
Thereafter	13,678
Total minimum lease payments	18,330
Less amounts representing interest	(10,106)
Present value of net minimum lease payments	8,224
Less current obligation	(132)
Total long-term lease obligation	$8,092

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	December 31,
	2017	2017
Capital lease rental payments	$4,275	$4,259
Finance lease rental payments	4,017	3,965
Environmental post-closure monitoring and maintenance activities	633	633
Less amounts due within one year	(1,029)	(231)
Long-term obligations (less current portion)	$7,896	$8,626

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2018 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Dividends Paid and Declared

In the first quarter of fiscal 2018, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on December 15, 2017 to stockholders of record at the close of business on December 1, 2017.  The dividend cash pay-out in the first quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On February 1, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2018 to stockholders of record at the close of business on March 1, 2018.

Capital Spending

During the first quarter of fiscal 2018, capital investment was $3.2 million, and total planned capital expenditures for fiscal 2018 are expected to be $16.0 million, similar to fiscal 2017.

Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21%, which the Company expects will positively impact the Company’s future effective tax rate and after-tax earnings in the United States. As a result of the Act, the Company’s blended rate for fiscal 2018 is 24.5%.  The Company may also be affected by certain other aspects of the Act, including, without limitation, provisions regarding repatriation of accumulated foreign earnings and deductibility of capital expenditures.  The Company is in the process of determining what, if any, effect those provisions will have on the Company’s financial results, and there can be no assurance of whether such additional effects will be positive or negative.

As a result of the reduction in the corporate income tax rate, the Company is required to revalue its net deferred tax asset to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset as a one-time non-cash charge on its income statement. The Company has performed an analysis of its first quarter of fiscal 2018 tax provision based on the new tax rate as compared to the previous effective tax rate of 40% (which includes state and foreign taxes), and determined the amount of such expense to be $19.6 million, which reduced the Company’s first quarter fiscal 2018 results.

Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company has relocated its service center operations in Lebanon, Indiana to LaPorte.  The project began in the first quarter of fiscal 2016 and was substantially completed by the end of the first quarter of fiscal 2018.   During the first three months of fiscal 2018, the Company expensed $0.8 million for costs related to the relocation, including but not limited to, physical relocation costs, employee retention costs, and duplicate lease costs.

Volumes, Competition and Pricing

Consistent with previous fiscal years, the Company’s first quarter ending December 31 was impacted by holidays, planned maintenance outages and customers managing their calendar year-end balance sheets.  Volume in the first quarter of fiscal 2018 was 3.9 million pounds, which is 1.5% lower than last year’s first quarter, and 16.9% lower sequentially than the fourth quarter of fiscal 2017. While first quarter sales continued to be impacted by weak volume demand driven by lower transactional business, challenging pricing and low levels of high-value specialty application projects, the Company has identified positive signs of the beginning of a market recovery.  Backlog has increased to $205.7 million at December 31, 2017 which reflects a 25.1% increase in backlog pounds from September 30, 2017.  Overall, order entry rates in the first quarter of fiscal 2018 were 34% higher than sales levels, creating a solid book-to-bill-ratio. The product average selling price per pound in the first quarter of fiscal 2018 was $21.15 compared to $19.80 in the fourth quarter of 2017.  In addition, the Company is expecting some additional pricing strength moving forward as pricing under many of the Company’s long-term agreements with customers increased according to annual escalating clauses relating to the market price of certain raw materials beginning in January.

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

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2017 and 2018
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2016	2017	2017	2017	2017
Net Revenues	$93,355	$103,112	$97,977	$100,765	$89,693
Gross Profit Margin	$10,487	$9,788	$3,662	$5,773	$7,010
Gross Profit Margin %	11.2%	9.5%	3.7%	5.7%	7.8%

Compared to the first quarter of fiscal 2017, gross profit margin and gross profit margin percentage in the first quarter of fiscal 2018 were lower because lower levels of specialty application projects negatively impacted gross margins.   However sequential improvements in gross profit margin and gross profit margin percentage occurred in the first quarter of fiscal 2018, compared to the third and fourth quarters of fiscal 2017, even with lower sales and volume levels.  Gross profit margin percentage was 7.8% in the first quarter of fiscal 2018 compared to 3.7% and 5.7% in the third and fourth quarters of fiscal 2017.  Improvement was largely attributable to better product-mix and higher pricing levels driven by raw material increases.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2017	2017	2017	2017
Backlog(1)
Dollars (in thousands)	$167,286	$170,848	$180,922	$177,300	$205,718
Pounds (in thousands)	6,795	6,960	7,496	6,453	8,073
Average selling price per pound	$24.62	$24.55	$24.14	$27.48	$25.48
Average nickel price per pound
London Metals Exchange(2)	$5.00	$4.64	$4.05	$5.10	$5.18

(1)

The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, which can vary from approximately 30% - 50% of the orders.  Historically, approximately 75% of the backlog orders have shipped within nine months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog was $205.7 million at December 31, 2017, an increase of $28.4 million, or 16.0%, from $177.3 million at September 30, 2017.  Backlog pounds increased during the first quarter of fiscal 2018 by 25.1%.  Aerospace and other markets had higher order entries and improving backlog levels, as compared to the prior quarter.  The average market price for nickel increased during the first quarter by 1.6%.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2017	2017	2017	2017
Net revenues (in thousands)
Aerospace	$45,784	$49,536	$46,895	$50,300	$46,839
Chemical processing	19,128	18,081	15,017	18,241	13,356
Industrial gas turbines	14,593	17,827	14,731	14,372	13,421
Other markets	8,429	9,923	14,379	10,472	9,238
Total product revenue	87,934	95,367	91,022	93,385	82,854
Other revenue	5,421	7,745	6,955	7,380	6,839
Net revenues	$93,355	$103,112	$97,977	$100,765	$89,693

Shipments by markets (in thousands of pounds)
Aerospace	2,017	2,322	2,207	2,301	2,023
Chemical processing	605	771	858	929	687
Industrial gas turbines	1,039	1,403	1,011	1,015	876
Other markets	316	350	501	472	332
Total shipments	3,977	4,846	4,577	4,717	3,918

Average selling price per pound
Aerospace	$22.70	$21.33	$21.25	$21.86	$23.15
Chemical processing	31.62	23.45	17.50	19.64	19.44
Industrial gas turbines	14.05	12.71	14.57	14.16	15.32
Other markets	26.67	28.35	28.70	22.19	27.83
Total product (product only; excluding other revenue)	22.11	19.68	19.89	19.80	21.15
Total average selling price (including other revenue)	23.47	21.28	21.41	21.36	22.89

Results of Operations for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2017

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2016		2017		Amount	%
Net revenues	$93,355	100.0%	$89,693	100.0%	$(3,662)	(3.9)%
Cost of sales	82,868	88.8%	82,683	92.2%	(185)	(0.2)%
Gross profit	10,487	11.2%	7,010	7.8%	(3,477)	(33.2)%
Selling, general and administrative expense	10,312	11.0%	10,770	12.0%	458	4.4%
Research and technical expense	943	1.0%	888	1.0%	(55)	(5.8)%
Operating income (loss)	(768)	(0.8)%	(4,648)	(5.2)%	(3,880)	505.2%
Interest income	(57)	(0.1)%	(18)	(0.0)%	39	(68.4)%
Interest expense	169	0.2%	230	0.3%	61	36.1%
Income (loss) before income taxes	(880)	(0.9)%	(4,860)	(5.4)%	(3,980)	452.3%
Provision for (benefit from) income taxes	(208)	(0.2)%	17,666	19.7%	17,874	(8,593.3)%
Net income (loss)	$(672)	(0.7)%	$(22,526)	(25.1)%	$(21,854)	3,252.1%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2016	2017	Amount	%
Net revenues (in thousands)
Aerospace	$45,784	$46,839	$1,055	2.3%
Chemical processing	19,128	13,356	(5,772)	(30.2)%
Industrial gas turbine	14,593	13,421	(1,172)	(8.0)%
Other markets	8,429	9,238	809	9.6%
Total product revenue	87,934	82,854	(5,080)	(5.8)%
Other revenue	5,421	6,839	1,418	26.2%
Net revenues	$93,355	$89,693	$(3,662)	(3.9)%

Pounds by market (in thousands)
Aerospace	2,017	2,023	6	0.3%
Chemical processing	605	687	82	13.6%
Industrial gas turbine	1,039	876	(163)	(15.7)%
Other markets	316	332	16	5.1%
Total shipments	3,977	3,918	(59)	(1.5)%

Average selling price per pound
Aerospace	$22.70	$23.15	$0.45	2.0%
Chemical processing	31.62	19.44	(12.18)	(38.5)%
Industrial gas turbine	14.05	15.32	1.27	9.0%
Other markets	26.67	27.83	1.16	4.3%
Total product (excluding other revenue)	22.11	21.15	(0.96)	(4.3)%
Total average selling price (including other revenue)	$23.47	$22.89	$(0.58)	(2.5)%

Net Revenues.  Net revenues were $89.7 million in the first quarter of fiscal 2018, a decrease of 3.9% from $93.3 million in the same period of fiscal 2017.   Volume was 3.9 million pounds in the first quarter of fiscal 2018, a decrease of 1.5% from 4.0 million pounds in the same period of fiscal 2017.  The decrease in volume was primarily due to a decline in shipments into the industrial gas turbine market during the first quarter of fiscal 2018 due to continued weak demand.  The product-sales average selling price was $21.15 per pound in the first quarter of fiscal 2018, a decrease of 4.3% from $22.11 per pound in the same period of fiscal 2017.  The average selling price decreased due to increased pricing competition and a lower value product mix, which decreased average selling price per pound by approximately $1.14 and $0.82, respectively, partially offset by higher raw material market prices, primarily cobalt, which increased average selling prices per pound by approximately $1.00.

Sales to the aerospace market were $46.8 million in the first quarter of fiscal 2018, an increase of 2.3% from $45.8 million in the same period of fiscal 2017, due to a 2.0% increase in average selling price per pound, combined with a 0.3% increase in volume.  The average selling price per pound increase reflects an increase in market prices of raw materials, primarily cobalt, and a higher-value product mix, which increased average selling price per pound by approximately $1.00 and $0.78, respectively, partially offset by other pricing and mix factors, which decreased average selling price per pound by approximately $1.33.

Sales to the chemical processing market were $13.4 million in the first quarter of fiscal 2018, a decrease of 30.2% from $19.1 million in the same period of fiscal 2017, due to a 38.5% decrease in average selling price per pound, partially offset by a 13.6% increase in volume.  The increase in volume reflects a moderate strengthening of base demand, but from very low volume levels.  The average selling price per pound decrease reflects a lower-value product mix due to a proprietary alloy project shipment sold in the first quarter of fiscal 2017 which was not repeated in the first quarter of fiscal 2018, and increased pricing competition and other factors, which decreased average selling price per pound by approximately $10.56 and $2.19, respectively, partially offset by a change in market prices of certain raw materials, which increased average selling price per pound by approximately $0.57.

Sales to the industrial gas turbine market were $13.4 million in the first quarter of fiscal 2018, a decrease of 8.0% from $14.6 million for the same period of fiscal 2017, due to a decrease of 15.7% in volume, partially offset by an increase in average selling price per pound of 9.0%.  The decrease in volume is primarily due to a decreased level of transactional business in this market.  The increase in average selling price per pound primarily reflects a change in market prices of raw materials, primarily cobalt, and a higher-value product form mix due to less ingot product shipped, which increased average selling price per pound by approximately $0.95 and $0.49, respectively, partially offset by increased pricing competition and other factors, which decreased average selling price per pound by approximately $0.17.

Sales to other markets were $9.2 million in the first quarter of fiscal 2018, an increase of 9.6% from $8.4 million in the same period of fiscal 2017, due to a 5.1% increase in volume, combined with a 4.3% increase in average selling price per pound.  The increase in volume was primarily due to strength in the oil and gas and flue-gas desulfurization markets.  The increase in average selling price reflects higher raw material market prices, primarily cobalt, which increased average selling price per pound by approximately $2.04, partially offset by a lower-value product mix and increased pricing competition and other factors, which decreased average selling price per pound by approximately $0.52 and $0.36, respectively.

Other Revenue.  Other revenue was $6.8 million in the first quarter of fiscal 2018, an increase of 26.2% from $5.4 million in the same period of fiscal 2017. The increase is due primarily to increased toll conversion and miscellaneous sales.

Cost of Sales. Cost of sales was $82.7 million, or 92.2% of net revenues, in the first quarter of fiscal 2018 compared to $82.9 million, or 88.8% of net revenues, in the same period of fiscal 2017. Cost of sales in the first quarter of fiscal 2018 decreased by $0.2 million as compared to the same period of fiscal 2017 due to lower volumes and the reduction of inventory reserves, partially offset by costs associated with relocating the Lebanon service center to LaPorte as previously announced.

Gross Profit.  As a result of the above factors, gross profit was $7.0 million for the first quarter of fiscal 2018, a decrease of $3.5 million from the same period of fiscal 2017. Gross margin as a percentage of net revenue decreased to 7.8% in the first quarter of fiscal 2018 as compared to 11.2% in the same period of fiscal 2017.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $10.8 million for the first quarter of fiscal 2018, an increase of $0.5 million from the same period of fiscal 2017.  This increase is primarily attributable to foreign exchange fluctuations.   Selling, general and administrative expense as a percentage of net revenues increased to 12.0% for the first quarter of fiscal 2018 compared to 11.0% for the same period of fiscal 2017.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 1.0% of revenue, for the first quarter of fiscal 2018, similar to the expense in the same period of fiscal 2017.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first quarter of fiscal 2018 was $(4.6) million compared to operating loss of $(0.8) million in the same period of fiscal 2017.

Income Taxes.  Income tax expense was $17.7 million in the first quarter of fiscal 2018, a difference of $17.9 million from a benefit of $0.2 million in the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2018 was (363.5)%, compared to 23.6% in the same period of fiscal 2017.  The change in effective tax rate for the first quarter of fiscal 2018 as compared to the same period of fiscal 2017 is primarily attributable to the passage of the Tax Reform and Jobs Act during the quarter, which required the Company revalue its deferred tax assets based on the lowering of the statutory tax rate of 35% to 21% (24.5% in fiscal 2018).  See “Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets” and Note 4 to the condensed consolidated financial statements in this Form 10-Q for additional discussion of the expected impact of the Tax Cuts and Jobs Act.

Net Income/(Loss).  As a result of the above factors, net loss in the first quarter of fiscal 2018 was $(22.5) million, a difference of $21.9 million from net loss of $(0.7) million in the same period of fiscal 2017.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $268.3 million at December 31, 2017, an increase of $9.1 million or 3.5%, from $259.1 million at September 30, 2017. This increase resulted primarily from inventory increasing $22.8 million, partially offset by accounts payable and accrued expenses increasing by $6.9 million and accounts receivable decreasing by $6.8 million during the first three months of fiscal 2018.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first three months of fiscal 2018, the Company’s primary sources of cash was cash on-hand.  At December 31, 2017, the Company had unrestricted cash and cash equivalents of $34.0 million compared to $46.3 million at September 30, 2017. As of December 31, 2017, the Company had cash and cash equivalents of $14.9 million held by foreign subsidiaries in various currencies.

Net cash used in operating activities in the first three months of fiscal 2018 was $(6.3) million compared to net cash provided by operating activities of $13.5 million in the first three months of fiscal 2017.  The lower cash provided in the first three months of fiscal 2018 was largely driven by increases in inventory of $22.5 million in the first three months of fiscal 2018 compared to increases in inventory of $7.0 million during the same period of fiscal 2017, as well as losses before income taxes of $($4.9) million during the first three months of fiscal 2018 compared to losses before income taxes of $(0.9) million during the same period of fiscal 2017.   These factors were partially offset by lower cash payments of $0.5 million during the first three months of fiscal 2018 compared to $1.8 million during the same period of fiscal 2017.

Net cash used in investing activities was $3.2 million in the first three months of fiscal 2018 was lower than cash used in investing activities during the same period of fiscal 2017 of $5.9 million as a result of lower additions to property, plant and equipment, as the Company completed its capacity expansion in sheet manufacturing.

Net cash used in financing activities in the first three months of fiscal 2018 of $3.1 million included $2.8 million of dividend payments and approximately $0.2 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2018 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At December 31, 2017, the Company had cash of $34.0 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2017, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of December 31, 2017, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first three months of fiscal 2018 was $3.2 million, and the forecast for capital spending in fiscal 2018 is $16.0 million.  See “Capital Spending” in this Form 10-Q for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2017:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$1,000	$280	$560	$160	$—
Operating lease obligations	5,970	2,979	2,737	254	—
Capital and finance lease obligations	18,458	1,017	1,999	2,018	13,424
Raw material contracts (primarily nickel)	25,129	25,129	—	—	—
Capital projects and other commitments	10,907	10,907	—	—	—
Pension plan(2)	90,422	6,000	18,375	25,531	40,516
Non-qualified pension plans	753	95	190	190	278
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	633	104	112	121	296
Total	$203,272	$51,511	$33,973	$38,274	$79,514

(1)	As of December 31, 2017, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $90,422 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2017. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2017.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2017, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	—	—	—	—
November 1-30, 2017	6,937	32.23	—	—
December 1-31, 2017	—	—	—	—
Total	6,937	32.23	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2	Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 hereof).
4.3	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 hereof).
10.1	Haynes International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K, filed November 27, 2017).
10.2**	Revised form of Restricted Stock Award Agreement for non-employee directors.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
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
Date: February 1, 2018

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: February 1, 2018