Form 10-Q
period 2018-03-31
HAYNES INTERNATIONAL INC
filed 2018-05-03
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 3, 2018, the registrant had 12,520,020 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	March 31,
	2017	2018
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,328	$17,534
Accounts receivable, less allowance for doubtful accounts of $620 and $1,298 at September 30, 2017 and March 31, 2018, respectively	61,602	65,737
Inventories	244,457	267,870
Income taxes receivable	—	10,849
Other current assets	2,781	3,669
Total current assets	355,168	365,659
Property, plant and equipment, net	192,556	187,465
Deferred income taxes	58,133	28,731
Other assets	5,107	5,441
Goodwill	4,789	4,789
Other intangible assets, net	6,066	5,802
Total assets	$621,819	$597,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,802	$34,235
Accrued expenses	14,108	14,988
Income taxes payable	195	—
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	54,700	56,818
Long-term obligations (less current portion) (Note 14)	7,896	8,592
Deferred revenue (less current portion)	20,329	19,079
Deferred income taxes	1,741	1,741
Accrued pension benefits (less current portion)	90,957	88,571
Accrued postretirement benefits (less current portion)	112,424	112,881
Total liabilities	288,047	287,682
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,544,933 and 12,562,133 shares issued and 12,509,757 and 12,520,020 shares outstanding at September 30, 2017 and March 31, 2018, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	248,733	250,050
Accumulated earnings	159,366	129,256
Treasury stock, 35,176 shares at September 30, 2017 and 42,113 shares at March 31, 2018	(1,646)	(1,869)
Accumulated other comprehensive loss	(72,694)	(67,245)
Total stockholders’ equity	333,772	310,205
Total liabilities and stockholders’ equity	$621,819	$597,887

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Net revenues	$103,112	$110,206	$196,467	$199,899
Cost of sales	93,324	98,754	176,192	181,437
Gross profit	9,788	11,452	20,275	18,462
Selling, general and administrative expense	10,541	12,284	20,853	23,054
Research and technical expense	991	965	1,934	1,853
Operating income (loss)	(1,744)	(1,797)	(2,512)	(6,445)
Interest income	(44)	(17)	(101)	(35)
Interest expense	236	229	405	459
Income (loss) before income taxes	(1,936)	(2,009)	(2,816)	(6,869)
Provision for (benefit from) income taxes	(46)	59	(254)	17,725
Net income (loss)	$(1,890)	$(2,068)	$(2,562)	$(24,594)
Net income (loss) per share:
Basic	$(0.15)	$(0.17)	$(0.20)	$(1.99)
Diluted	$(0.15)	$(0.17)	$(0.20)	$(1.99)
Weighted Average Common Shares Outstanding
Basic	12,401	12,422	12,391	12,417
Diluted	12,401	12,422	12,391	12,417

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Net income (loss)	$(1,890)	$(2,068)	$(2,562)	$(24,594)
Other comprehensive income (loss), net of tax:
Pension and postretirement	2,579	1,311	5,159	2,616
Foreign currency translation adjustment	835	2,316	(2,191)	2,833
Other comprehensive income (loss)	3,414	3,627	2,968	5,449
Comprehensive income (loss)	$1,524	$1,559	$406	$(19,145)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$(2,562)	$(24,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,597	11,449
Amortization	245	264
Pension and post-retirement expense - U.S. and U.K.	11,714	7,107
Stock compensation expense	1,225	1,317
Deferred revenue	(6,238)	(1,250)
Deferred income taxes	3,259	27,858
Loss on disposition of property	431	55
Change in assets and liabilities:
Restricted cash	5,023	—
Accounts receivable	(4,596)	(2,925)
Inventories	(7,653)	(21,548)
Other assets	(833)	(1,184)
Accounts payable and accrued expenses	12,369	2,385
Income taxes	(5,972)	(11,066)
Accrued pension and postretirement benefits	(5,780)	(4,905)
Net cash provided by (used in) operating activities	11,229	(17,037)
Cash flows from investing activities:
Additions to property, plant and equipment	(9,780)	(6,338)
Net cash provided by (used in) investing activities	(9,780)	(6,338)
Cash flows from financing activities:
Dividends paid	(5,505)	(5,509)
Payment for purchase of treasury stock	(266)	(223)
Payments on long-term obligation	(83)	(109)
Net cash provided by (used in) financing activities	(5,854)	(5,841)
Effect of exchange rates on cash	(527)	422
Increase (decrease) in cash and cash equivalents:	(4,932)	(28,794)
Cash and cash equivalents:
Beginning of period	59,297	46,328
End of period	$54,365	$17,534
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$376	$430
Income taxes paid (refunded), net	$2,830	$918
Capital expenditures incurred, but not yet paid	$1,035	$1,738

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2018 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly  wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has chosen to implement this standard on a modified prospective basis beginning on October 1, 2019 and is in the process of evaluating the impact on the financial statements, if any.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2017	2018
Raw Materials	$18,731	$20,065
Work-in-process	130,019	150,404
Finished Goods	94,331	95,833
Other	1,376	1,568
	$244,457	$267,870

Note 4.Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income will be taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company will be lowered to 21.0%.  Deferred tax assets beginning as of December 31, 2017 were revalued to the lower statutory rates of 24.5% or 21.0%, depending upon the projected timing of the reversal of these assets.  The estimated impact of the revaluation of the deferred tax assets has resulted in increased tax expense in the first six months of fiscal 2018 of $17,954.  This amount was recorded as a discrete accounting adjustment and will be adjusted throughout the remainder of fiscal 2018 as the timing of the reversal of deferred tax assets becomes known.  Other components of the Act, such as the transition tax applied on accumulated earnings and profits of controlled foreign corporations, have not been included in income tax expense as the impact, if any, cannot reasonably be determined at this time.  An analysis of accumulated earnings and foreign tax credit pools must be completed before this amount can be determined.

Income tax expense for the three and six months ended March 31, 2017 and 2018 differed from the U.S. federal statutory rates of 35% and 24.5%, respectively, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  In addition to the deferred tax asset revaluation adjustment of $17,954, current period tax expense was adversely impacted due to a lower rate applied against a pretax loss of $(2,009).   Additionally, the low effective tax rate in the second quarter of fiscal 2018 was due to the Company’s pre-tax loss in the United States and pre-tax income in the United Kingdom, which has a lower effective tax rate than the statutory rate.  When incurring a pre-tax loss, the effective tax rate of the Company will be lower than the statutory rate if the estimated full-year pre-tax loss in the United States is a partial offset to estimated full year pre-tax income incurred in other jurisdictions.   The effective tax rate for the three months ended March 31, 2018 was (2.9)% compared to 2.4% in the same period of fiscal 2017.  The effective tax rate for the six months ended March 31, 2018 was (258.0)% compared to 9.0% in the same period of fiscal 2017.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2017 and 2018 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2017	2018	2017	2018	2017	2018	2017	2018
Service cost	$1,570	$1,384	$87	$84	$3,141	$2,768	$174	$168
Interest cost	2,592	2,625	1,073	1,078	5,141	5,231	2,146	2,156
Expected return	(3,531)	(3,665)	—	—	(7,003)	(7,299)	—	—
Amortizations	2,994	1,294	1,070	751	5,975	2,583	2,140	1,500
Net periodic benefit cost	$3,625	$1,638	$2,230	$1,913	$7,254	$3,283	$4,460	$3,824

The Company contributed $3,000 to Company-sponsored domestic pension plans, $1,866 to its other post-retirement benefit plans and $421 to the U.K. pension plan for the six months ended March 31, 2018. The Company expects to make future contributions of $3,000 to its U.S. pension plan, $3,134 to its other post-retirement benefit plan and $382 to the U.K. pension plan for the remainder of fiscal 2018.

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

As of September 30, 2017 and March 31, 2018, the Company has accrued $633 for post-closure monitoring and maintenance activities, of which $531 was included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the annual cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring period.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) were as follows at March 31, 2018.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of March 31, 2018.

During the first six months of fiscal 2018, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $122 and $131 for the three-month periods ended March 31, 2017 and 2018, respectively and $245 and $264 for the six-month periods ended March 31, 2017 and 2018, respectively.  The following represents a summary of intangible assets at September 30, 2017 and March 31, 2018.

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,656)	$374
Trademarks	3,800	—	3,800
Customer relationships	2,100	(426)	1,674
Other	291	(73)	218
	$10,221	$(4,155)	$6,066

	Gross	Accumulated	Carrying
March 31, 2018	Amount	Amortization	Amount
Patents	$4,030	$(3,816)	$214
Trademarks	3,800	—	3,800
Customer relationships	2,100	(501)	1,599
Other	291	(102)	189
	$10,221	$(4,419)	$5,802

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2018	$263
2019	256
2020	198
2021	180
2022	133
Thereafter	972

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2017	2018	2017	2018
Numerator: Basic and Diluted
Net income (loss)	$(1,890)	$(2,068)	$(2,562)	$(24,594)
Dividends paid and accrued	(2,752)	(2,758)	(5,505)	(5,516)
Undistributed income (loss)	(4,642)	(4,826)	(8,067)	(30,110)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(4,642)	(4,826)	(8,067)	(30,110)
Dividends paid on common shares outstanding	2,727	2,722	5,453	5,455
Net income (loss) available to common shares	(1,915)	(2,104)	(2,614)	(24,655)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,400,522	12,422,485	12,391,264	12,416,627
Adjustment for dilutive potential common shares	—	—	—	—
Weighted average shares outstanding - Diluted	12,400,522	12,422,485	12,391,264	12,416,627

Basic net income (loss) per share	$(0.15)	$(0.17)	$(0.20)	$(1.99)
Diluted net income (loss) per share	$(0.15)	$(0.17)	$(0.20)	$(1.99)

Number of stock option shares excluded as their effect would be anti-dilutive	299,667	316,776	322,417	341,776
Number of restricted stock shares excluded as their effect would be anti-dilutive	107,210	97,535	108,498	97,685
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	16,550	—	16,550
Number of performance share awards excluded as their effect would be anti-dilutive	9,500	49,180	14,250	46,490

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,400,522	12,422,485	12,391,264	12,416,627
Unvested participating shares	—	—	—	—
	12,400,522	12,422,485	12,391,264	12,416,627

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

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the six months ended March 31 2018:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	107,210	$41.36
Granted	31,750	$31.76
Forfeited / Canceled	(14,550)	$46.57
Vested	(26,875)	$44.51
Unvested at March 31, 2018	97,535	$36.59
Expected to vest	84,868	$36.42

Compensation expense related to restricted stock for the three months ended March 31, 2017 and 2018 was $451 and $251, respectively and for the six months ended March 31, 2017 and 2018 was $866 and $565, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2018 was $1,695, to be recognized over a weighted average period of 1.18 years. During the first quarter of fiscal 2018, the Company repurchased 6,937 shares of stock from employees at an average purchase price of $32.23 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  On November 21, 2017, the Company granted shares of restricted stock out of the 2016 Incentive Compensation Plan in which elections were made by certain individuals to defer receipt to a future period.  Those shares will vest in accordance with the parameters of the 2016 Incentive Compensation Plan, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares are also forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the six months ended March 31, 2018.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	—	$—
Granted	16,550	$31.76
Unvested at March 31, 2018	16,550	$31.76
Expected to vest	16,550	$31.76

Compensation expense related to deferred restricted stock for the three months ended March 31, 2017 and 2018 was $0 and $131, respectively and for the six months ended March 31, 2017 and 2018 was $0 and $175, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2018 was $350, to be recognized over a weighted average period of 0.67 years.

Performance Shares

On November 22, 2016 and November 21, 2017, the Company granted a target of 19,000 and 24,800, respectively, performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019 and September 30, 2020, respectively, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee.  The fair value of the performance shares granted on November 22, 2016 and November 21, 2017 is $60.09 and $38.43, per share, respectively, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended March 31, 2017 and 2018 was $111 and $185, respectively and for the six months ended March 31, 2017 and 2018 was $134 and $314, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2018 was $1,445, to be recognized over a weighted average period of 1.95 years.

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

The stock-based employee compensation expense for stock options for the three months ended March 31, 2017 and 2018 was $105 and $144, respectively and for the six months ended March 31, 2017 and 2018 was $224 and $262, respectively. The remaining unrecognized compensation expense at March 31, 2018 was $1,098, to be recognized over a weighted average vesting period of 1.99 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the six months ended March 31, 2018 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2017	425,326		$44.93
Granted	57,550		$31.76
Exercised	—		$0.00
Canceled	(50,000)		$54.00
Outstanding at March 31, 2018	432,876	$580	$43.47	6.29	yrs.
Vested or expected to vest	396,141	$564	$41.98	6.26	yrs.
Exercisable at March 31, 2018	316,776	$272	$44.51	5.32	yrs.

Note 11.  Dividend

In the second quarter of fiscal 2018, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 15, 2018 to stockholders of record at the close of business on March 1, 2018.  The dividend cash pay-out was $2,754 for the quarter based on the number of shares outstanding and $4 of dividends were recorded as deferred in accordance with the Deferred Compensation Plan.  In the first six months of fiscal 2018, dividends paid were $5,509 and dividends recorded as deferred were $7.

On May 3, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2018 to stockholders of record at the close of business on June 1, 2018.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2017 or March 31, 2018.

U.S. and international equities, fixed income, and other investments held in the Company’s pension plan are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments are not classified in the fair value hierarchy in accordance with guidance included in ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2016	$(72,838)	$(28,909)	$(13,222)	$(114,969)
Other comprehensive income (loss) before reclassifications	—	—	835	835
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,810	1,069	—	3,879
Tax benefit	(1,109)	(393)	—	(1,502)
Net current-period other comprehensive income (loss)	1,903	676	835	3,414
Accumulated other comprehensive income (loss) as of March 31, 2017	$(70,935)	$(28,233)	$(12,387)	$(111,555)

	Three Months Ended March 31, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2017	$(42,180)	$(21,217)	$(7,474)	$(70,871)
Other comprehensive income (loss) before reclassifications	—	—	2,316	2,316
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	94	—	—	94
Actuarial losses (a)	1,221	750	—	1,971
Tax benefit	(477)	(278)	—	(755)
Net current-period other comprehensive income (loss)	838	472	2,316	3,626
Accumulated other comprehensive income (loss) as of March 31, 2018	$(41,342)	$(20,745)	$(5,158)	$(67,245)

	Six Months Ended March 31, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	—	—	(2,191)	(2,191)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	404	—	—	404
Actuarial losses (a)	5,620	2,139	—	7,759
Tax benefit	(2,217)	(787)	—	(3,004)
Net current-period other comprehensive income (loss)	3,807	1,352	(2,191)	2,968
Accumulated other comprehensive income (loss) as of March 31, 2017	$(70,935)	$(28,233)	$(12,387)	$(111,555)

	Six Months Ended March 31, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	—	—	2,833	2,833
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	187	—	—	187
Actuarial losses (a)	2,444	1,500	—	3,944
Tax benefit	(961)	(554)	—	(1,515)
Net current-period other comprehensive income (loss)	1,670	946	2,833	5,449
Accumulated other comprehensive loss as of March 31, 2018	$(41,342)	$(20,745)	$(5,158)	$(67,245)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

As of March 31, 2018, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2018	$410
2019	989
2020	994
2021	1,001
2022	1,012
Thereafter	13,678
Total minimum lease payments	18,084
Less amounts representing interest	(9,891)
Present value of net minimum lease payments	8,193
Less current obligation	(137)
Total long-term lease obligation	$8,056

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	March 31,
	2017	2018
Capital lease rental payments	$4,275	$4,242
Finance lease rental payments	4,017	3,951
Environmental post-closure monitoring and maintenance activities	633	633
Less amounts due within one year	(1,029)	(234)
Long-term obligations (less current portion)	$7,896	$8,592

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

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company operated.

Dividends Paid and Declared

In the second quarter of fiscal 2018, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on March 15, 2018 to stockholders of record at the close of business on March 1, 2018.  The dividend cash pay-out in the second quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On May 3, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2018 to stockholders of record at the close of business on June 1, 2018.

Capital Spending

During the first six months of fiscal 2018, capital investment was $6.3 million, and total planned capital expenditures for fiscal 2018 are expected to be $12.0 million.

Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21%, which the Company expects will positively impact the Company’s future effective tax rate and after-tax earnings in the United States. As a result of the Act, the Company’s blended rate for fiscal 2018 is 24.5%.  The Company may also be affected by certain other aspects of the Act, including, without limitation, provisions regarding repatriation of accumulated foreign earnings and deductibility of capital expenditures.  The Company is in the process of determining the effect, if any, those provisions will have on the Company’s financial results, and there can be no assurance of whether such additional effects will be positive or negative.

As a result of the reduction in the corporate income tax rate, the Company was required to revalue its net deferred tax asset to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset as a one-time non-cash charge on its income statement. The Company has performed an analysis of its first six months of fiscal 2018 tax provision based on the new tax rate as compared to the previous year’s effective tax rate of 40% (which includes state and foreign taxes), and determined the amount of such expense to be $19.7 million, which reduced the Company’s reported net income for the first six months of fiscal 2018.

Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company has relocated its service center operations in Lebanon, Indiana to LaPorte.  The project began in the first quarter of fiscal 2016 and was substantially completed by the end of the first quarter of fiscal 2018.   During the first six months of fiscal 2018, the Company expensed $1.1 million for costs related to the relocation, including but not limited to, physical relocation costs, employee retention costs and duplicate lease costs.

Volumes, Competition and Pricing

The Company is increasing utilization of its new cold-finished sheet and coil capability.  The production rate for cold-finishing over the first six months of fiscal 2018 was 17.3% higher than the same period last year. Volume shipped to the aerospace industry was 2.6 million pounds, which is an 11.0% increase over last fiscal year’s second quarter and a 27.4% increase sequentially over the first quarter of fiscal 2018. In addition, volume shipped into the chemical processing market continues to improve, showing positive signs of a market recovery, with 1.0 million pounds shipped, a 29.7% increase over last fiscal year’s second quarter and a 45.6% increase sequentially over the first quarter of fiscal 2018.  Specialty application projects shipped into the CPI market were at a moderately better level in the second quarter of fiscal 2018.  In addition, volume shipped into other markets was 0.5 million pounds, which is a 36.9% increase over last fiscal year’s second quarter and a 44.3% increase sequentially over the first quarter of fiscal 2018 primarily due to strength in the flue-gas desulfurization market.  Conversely, volume shipped in the industrial gas turbine market declined to 0.6 million pounds, which is 54.4% lower than last fiscal year’s second quarter, and 26.9% lower sequentially than the first quarter of fiscal 2018 as this market continues to suffer from weak demand particularly from the large industrial OEM customers. Overall volume in the second quarter of fiscal 2018 was 4.7 million pounds, which is 3.1% lower than last fiscal year’s second quarter, but 19.9% higher sequentially than the first quarter of fiscal 2018.   The product average selling price per pound in the second quarter of fiscal 2018 was $22.28, which is a 13.2% increase over last fiscal year’s second quarter and a 5.3% increase sequentially over the first quarter of fiscal 2018.  The year-over-year increase was driven by moderately higher shipments of high-value specialty application projects, the effect of announced price increases and increases under many of the Company’s long-term agreements with customers according to periodic adjustment clauses relating to the market price of certain raw materials, primarily nickel.

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
		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2016	2017	2017	2017	2017	2018
Net Revenues	$93,355	$103,112	$97,977	$100,765	$89,693	$110,206
Gross Profit Margin	$10,487	$9,788	$3,662	$5,773	$7,010	$11,452
Gross Profit Margin %	11.2%	9.5%	3.7%	5.7%	7.8%	10.4%

The favorable trend of recovering gross profit margins and gross profit margin percentage continued in the second quarter of fiscal 2018 with gross margin dollars at $11.5 million and gross margin percentage at 10.4%, both higher than the previous four quarters.   Improvement was largely attributable to better product mix, higher volumes and stronger pricing levels.  Continued improvement is expected over the second half of fiscal 2018 with strengthening volumes and rising raw material prices partly offset by the continued shipments of lower-value orders from the backlog that were taken in prior quarters.

Backlog

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2017	2017	2017	2017	2018
Backlog(1)
Dollars (in thousands)	$167,286	$170,848	$180,922	$177,300	$205,718	$212,312
Pounds (in thousands)	6,795	6,960	7,496	6,453	8,073	7,764
Average selling price per pound	$24.62	$24.55	$24.14	$27.48	$25.48	$27.35
Average nickel price per pound
London Metals Exchange(2)	$5.00	$4.64	$4.05	$5.10	$5.18	$6.08

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

Backlog was $212.3 million at March 31, 2018, an increase of $6.6 million, or 3.2%, from $205.7 million at December 31, 2017.  Backlog pounds decreased during the second quarter of fiscal 2018 by 3.8%, primarily due the shipment of certain special projects.  The increase in average selling price of $27.35 per pound at March 31, 2018 compared to $25.48 per pound at December 31, 2017 reflects the widespread price increases that took effect in the second quarter of fiscal 2018 and a higher-value mix of products.  Aerospace and other markets had higher order entry and improving backlog levels, as compared to the prior quarter.  The average market price for nickel increased during the second quarter by 17.4%.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2017	2017	2017	2017	2018
Net revenues (in thousands)
Aerospace	$45,784	$49,536	$46,895	$50,300	$46,839	$59,033
Chemical processing	19,128	18,081	15,017	18,241	13,356	21,148
Industrial gas turbines	14,593	17,827	14,731	14,372	13,421	11,755
Other markets	8,429	9,923	14,379	10,472	9,238	12,724
Total product revenue	87,934	95,367	91,022	93,385	82,854	104,660
Other revenue	5,421	7,745	6,955	7,380	6,839	5,546
Net revenues	$93,355	$103,112	$97,977	$100,765	$89,693	$110,206

Shipments by markets (in thousands of pounds)
Aerospace	2,017	2,322	2,207	2,301	2,023	2,578
Chemical processing	605	771	858	929	687	1,000
Industrial gas turbines	1,039	1,403	1,011	1,015	876	640
Other markets	316	350	501	472	332	479
Total shipments	3,977	4,846	4,577	4,717	3,918	4,697

Average selling price per pound
Aerospace	$22.70	$21.33	$21.25	$21.86	$23.15	$22.90
Chemical processing	31.62	23.45	17.50	19.64	19.44	21.15
Industrial gas turbines	14.05	12.71	14.57	14.16	15.32	18.37
Other markets	26.67	28.35	28.70	22.19	27.83	26.56
Total product (product only; excluding other revenue)	22.11	19.68	19.89	19.80	21.15	22.28
Total average selling price (including other revenue)	23.47	21.28	21.41	21.36	22.89	23.46

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2018

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2017		2018		Amount	%
Net revenues	$103,112	100.0%	$110,206	100.0%	$7,094	6.9%
Cost of sales	93,324	90.5%	98,754	89.6%	5,430	5.8%
Gross profit	9,788	9.5%	11,452	10.4%	1,664	17.0%
Selling, general and administrative expense	10,541	10.2%	12,284	11.1%	1,743	16.5%
Research and technical expense	991	1.0%	965	0.9%	(26)	(2.6)%
Operating income (loss)	(1,744)	(1.7)%	(1,797)	(1.6)%	(53)	3.0%
Interest income	(44)	(0.0)%	(17)	(0.0)%	27	(61.4)%
Interest expense	236	0.2%	229	0.2%	(7)	(3.0)%
Income (loss) before income taxes	(1,936)	(1.9)%	(2,009)	(1.8)%	(73)	3.8%
Provision for (benefit from) income taxes	(46)	(0.0)%	59	0.1%	105	(228.3)%
Net income (loss)	$(1,890)	(1.8)%	$(2,068)	(1.9)%	$(178)	9.4%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2017	2018	Amount	%
Net revenues (in thousands)
Aerospace	$49,536	$59,033	$9,497	19.2%
Chemical processing	18,081	21,148	3,067	17.0%
Industrial gas turbine	17,827	11,755	(6,072)	(34.1)%
Other markets	9,923	12,724	2,801	28.2%
Total product revenue	95,367	104,660	9,293	9.7%
Other revenue	7,745	5,546	(2,199)	(28.4)%
Net revenues	$103,112	$110,206	$7,094	6.9%

Pounds by market (in thousands)
Aerospace	2,322	2,578	256	11.0%
Chemical processing	771	1,000	229	29.7%
Industrial gas turbine	1,403	640	(763)	(54.4)%
Other markets	350	479	129	36.9%
Total shipments	4,846	4,697	(149)	(3.1)%

Average selling price per pound
Aerospace	$21.33	$22.90	$1.57	7.4%
Chemical processing	23.45	21.15	(2.30)	(9.8)%
Industrial gas turbine	12.71	18.37	5.66	44.5%
Other markets	28.35	26.56	(1.79)	(6.3)%
Total product (excluding other revenue)	19.68	22.28	2.60	13.2%
Total average selling price (including other revenue)	$21.28	$23.46	$2.18	10.2%

Net Revenues.  Net revenues were $110.2 million in the second quarter of fiscal 2018, an increase of 6.9% from $103.1 million in the same period of fiscal 2017.   Volume was 4.7 million pounds in the second quarter of fiscal 2018, a decrease of 3.1% from 4.8 million pounds in the same period of fiscal 2017.  The decrease in volume was primarily due to a decline in shipments into the industrial gas turbine market during the second quarter of fiscal 2018 due to continued weak demand.  The product-sales average selling price was $22.28 per pound in the second quarter of fiscal 2018, an increase of 13.2% from $19.68 per pound in the same period of fiscal 2017.  The average selling price increased primarily due to a higher-value product mix and higher raw material market prices, which increased average selling prices per pound by approximately $1.63 and $1.47, respectively, partially offset by pricing competition and other factors, which decreased average selling price per pound by approximately $0.50.

Sales to the aerospace market were $59.0 million in the second quarter of fiscal 2018, an increase of 19.2% from $49.5 million in the same period of fiscal 2017, due to a 7.4% increase in average selling price per pound, combined with a 11.0% increase in volume.  The increase in volume is primarily driven by an increase in the new engine platform sales combined with our enhanced capacity from the cold-finishing capital investment.  The average selling price per pound increase reflects an increase in market prices of raw materials and a higher-value product mix, which increased average selling price per pound by approximately $1.53 and $0.41, respectively, partially offset by other pricing factors, which decreased average selling price per pound by approximately $0.37.

Sales to the chemical processing market were $21.1 million in the second quarter of fiscal 2018, an increase of 17.0% from $18.1 million in the same period of fiscal 2017, due to a 29.7% increase in volume, partially offset by a 9.8% decrease in average selling price per pound.  The increase in volume reflects a moderate strengthening of project shipments combined with higher volumes of base business.  The base-business market improvement put downward pressure on average selling prices, which contributed to increased pricing competition and other factors and a lower-value product mix, which decreased average selling price per pound by approximately $1.90 and $1.58, respectively, partially offset by a change in market prices of certain raw materials, which increased average selling price per pound by approximately $1.18.

Sales to the industrial gas turbine market were $11.8 million in the second quarter of fiscal 2018, a decrease of 34.1% from $17.8 million for the same period of fiscal 2017, due to a decrease of 54.4% in volume, partially offset by an increase in average selling price per pound of 44.5%, or $5.66.  The decrease in volume is primarily due to a decreased level of ingot transactional business in this market.  The increase in average selling price per pound largely reflects a higher-value product form mix largely  due to less ingot product shipped and a change in market prices of raw materials, which increased average selling price per pound by approximately $3.21 and $1.57, respectively, and a decrease in pricing competition and other factors, which increased average selling price per pound by approximately $0.88.

Sales to other markets were $12.7 million in the second quarter of fiscal 2018, an increase of 28.2% from $9.9 million in the same period of fiscal 2017, due to a 36.9% increase in volume, partially offset by a 6.3%, or $1.79, decrease in average selling price per pound.  The increase in volume was primarily due to strength in the flue-gas desulfurization market.  The decrease in average selling price per-pound reflects a lower-value product mix and increased pricing competition and other factors, which decreased average selling price per pound by $3.33 and $0.07, respectively, which was partially offset by higher raw material market prices which increased average selling price per pound by approximately $1.61.

Other Revenue.  Other revenue was $5.5 million in the second quarter of fiscal 2018, a decrease of 28.4% from $7.7 million in the same period of fiscal 2017. The decrease is due primarily to decreased toll conversion.

Cost of Sales. Cost of sales was $98.8 million, or 89.6% of net revenues, in the second quarter of fiscal 2018 compared to $93.3 million, or 90.5% of net revenues, in the same period of fiscal 2017. Cost of sales in the second quarter of fiscal 2018 increased by $5.4 million as compared to the same period of fiscal 2017 due to sales of higher-value products and higher raw material costs.

Gross Profit.  As a result of the above factors, gross profit was $11.5 million for the second quarter of fiscal 2018, an increase of $1.7 million from the same period of fiscal 2017. Gross margin as a percentage of net revenue increased to 10.4% in the second quarter of fiscal 2018 as compared to 9.5% in the same period of fiscal 2017.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $12.3 million for the second quarter of fiscal 2018, an increase of $1.7 million from the same period of fiscal 2017.  This increase is primarily attributable to higher management incentive compensation accruals of $0.9 million, higher bad-debt expense of $0.6 million due to the bankruptcy of one customer and higher expense due to foreign exchange losses of $0.3 million.  Selling, general and administrative expense as a percentage of net revenues increased to 11.1% for the second quarter of fiscal 2018 compared to 10.2% for the same period of fiscal 2017.

Research and Technical Expense.  Research and technical expense was $1.0 million, or 0.9% of revenue, for the second quarter of fiscal 2018, similar to the expense in the same period of fiscal 2017.

Operating Income/(Loss).  As a result of the above factors, operating loss in the second quarter of fiscal 2018 was $(1.8) million compared to operating loss of $(1.7) million in the same period of fiscal 2017.

Income Taxes.  Income tax benefit was $(0.1) million in the second quarter of fiscal 2018, a difference of $(0.1) million from the second quarter of fiscal 2017. The effective tax rate for the second quarter of fiscal 2018 was (2.9)%, compared to 2.4% in the same period of fiscal 2017.  The change in effective tax rate for the second quarter of fiscal 2018 as compared to the same period of fiscal 2017 is primarily attributable to a difference in tax jurisdictions and amounts with which pre-tax losses were incurred.

Net Income/(Loss).  As a result of the above factors, net loss in the second quarter of fiscal 2018 was $(2.1) million, a difference of $0.2 million from net loss of $(1.9) million in the same period of fiscal 2017.

Results of Operations for the Six Months Ended March 31, 2017 Compared to the Six Months Ended March 31, 2018

	Six Months Ended March 31,				Change
	2017		2018		Amount	%
Net revenues	$196,467	100.0%	$199,899	100.0%	$3,432	1.7%
Cost of sales	176,192	89.7%	181,437	90.8%	5,245	3.0%
Gross profit	20,275	10.3%	18,462	9.2%	(1,813)	(8.9)%
Selling, general and administrative expense	20,853	10.6%	23,054	11.5%	2,201	10.6%
Research and technical expense	1,934	1.0%	1,853	0.9%	(81)	(4.2)%
Operating income (loss)	(2,512)	(1.3)%	(6,445)	(3.2)%	(3,933)	156.6%
Interest income	(101)	(0.1)%	(35)	(0.0)%	66	(65.3)%
Interest expense	405	0.2%	459	0.2%	54	13.3%
Income (loss) before income taxes	(2,816)	(1.4)%	(6,869)	(3.4)%	(4,053)	143.9%
Provision for (benefit from) income taxes	(254)	(0.1)%	17,725	8.9%	17,979	(7,078.3)%
Net income (loss)	$(2,562)	(1.3)%	$(24,594)	(12.3)%	$(22,032)	860.0%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2017	2018	Amount	%
Net revenues (dollars in thousands)
Aerospace	$95,320	$105,872	$10,552	11.1%
Chemical processing	37,209	34,504	(2,705)	(7.3)%
Industrial gas turbine	32,420	25,176	(7,244)	(22.3)%
Other markets	18,352	21,962	3,610	19.7%
Total product revenue	183,301	187,514	4,213	2.3%
Other revenue	13,166	12,385	(781)	(5.9)%
Net revenues	$196,467	$199,899	$3,432	1.7%
Pounds by market (in thousands)
Aerospace	4,339	4,601	262	6.0%
Chemical processing	1,376	1,687	311	22.6%
Industrial gas turbine	2,442	1,516	(926)	(37.9)%
Other markets	666	811	145	21.8%
Total shipments	8,823	8,615	(208)	(2.4)%
Average selling price per pound
Aerospace	$21.97	$23.01	$1.04	4.7%
Chemical processing	27.04	20.45	(6.59)	(24.4)%
Industrial gas turbine	13.28	16.61	3.33	25.1%
Other markets	27.56	27.08	(0.48)	(1.7)%
Total product (excluding other revenue)	20.78	21.77	0.99	4.8%
Total average selling price (including other revenue)	$22.27	$23.20	$0.93	4.2%

Net Revenues.   Net revenues were $199.9 million in the first six months of fiscal 2018, an increase of 1.7% from $196.5 million in the same period of fiscal 2017.   Volume was 8.6 million pounds in the first six months of fiscal 2018, a decrease of 2.4% from 8.8 million pounds in the same period of fiscal 2017.  The decrease in volume was primarily due to a decline in industrial gas turbine shipments due to weak demand.  The product-sales average selling price was $21.77 per pound in first six months of fiscal 2018, an increase of 4.8% from $20.78 per pound in the same period of fiscal 2017.  The average selling price increased as a result of higher market raw material prices, and a higher-value product mix by approximately $1.23 and $0.51, respectively, partially offset by increased pricing competition and other factors, which decreased average selling price per pound by approximately $0.75.

Sales to the aerospace market were $105.9 million in the first six months of fiscal 2018, an increase of 11.1% from $95.3 million in the same period of fiscal 2017, due to a 4.7%, or $1.04, increase in average selling price per pound combined with a 6.0% increase in volume.  The increase in volume reflects the increase in new engine platform sales combined with our enhanced capacity from the cold-finishing capital investment.  The average selling price per pound increase reflects a change in market prices of raw materials and higher-value product mix, which increased average selling price per pound by approximately $1.27 and $0.40, respectively, partially offset by an increase in pricing competition and other factors which decreased average selling price per pound by approximately $0.63.

Sales to the chemical processing market were $34.5 million in the first six months of fiscal 2018, a decrease of 7.3% from $37.2 million in the same period of fiscal 2017, due to a 22.6% increase in volume, partially offset by a 24.4%, or $6.59, decrease in average selling price per pound.  Base volumes have increased in the first six months of fiscal 2018 from the same period of fiscal 2017.   However, specialty application project revenue was lower in the first six months of fiscal 2018 compared to the same period last year due to a relatively large project shipment in the first quarter of fiscal 2017.   The average selling price per pound decrease reflects a lower-value product mix driven by the lower special projects and increased pricing competition and other factors, which decreased average selling price per pound by approximately $5.35 and $2.12, respectively, partially offset by a change in market prices of raw materials, which increased average selling price per pound by approximately $0.88.

Sales to the industrial gas turbine market were $25.2 million in the first six months of fiscal 2018, a decrease of 22.3% from $32.4 million for the same period of fiscal 2017, due to a decrease of 37.9% in volume, partially offset by a 25.1%, or $3.33, increase in average selling price per pound.  The decrease in volume was primarily due to weak demand, along with a lower level of ingot orders shipped in the first six months of fiscal 2018 compared to the same period of fiscal 2017.  The increase in average selling price per pound primarily reflects a change to a higher-value product mix and higher raw material market prices, which increased average selling price per pound by approximately $1.82 and $1.31, respectively, combined with other factors, which increased the average selling price per pound by approximately $0.20.

Sales to other markets were $22.0 million in the first six months of fiscal 2018, an increase of 19.7% from $18.4 million in the same period of fiscal 2017, due to a 21.8% increase in volume partially offset by a decrease of 1.7%, or $0.48, in average selling price per pound.  The increase in volume was primarily due to increases in sales to the oil and gas and flue-gas desulfurization markets.  The decrease in average selling price reflects a lower-value product mix and increased pricing competition which decreased average selling price per pound by approximately $1.77 and $0.38, respectively, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $1.67.

Other Revenue.   Other revenue was $12.4 million in the first six months of fiscal 2018, a decrease of 5.9% from $13.2 million in the same period of fiscal 2017. The decrease was due primarily to decreased toll conversion.

Cost of Sales.  Cost of sales was $181.4 million, or 90.8% of net revenues, in the first six months of fiscal 2018 compared to $176.2 million, or 89.7% of net revenues, in the same period of fiscal 2017.  This $5.2 million increase was primarily due to a higher-value product mix, lower manufacturing cost absorption and costs associated with relocating the Lebanon service center to LaPorte as previously announced.

Gross Profit.   As a result of the above factors, gross profit was $18.5 million for the first six months of fiscal 2018, a decrease of $1.8 million from the same period of fiscal 2017. Gross profit as a percentage of net revenue decreased to 9.2% in the first six months of fiscal 2018 as compared to 10.3% in the same period of fiscal 2017.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $23.1 million for the first six months of fiscal 2018, an increase of $2.2 million from the same period of fiscal 2017.  The increase in the first six months of fiscal 2018 is primarily attributable to higher expense due to foreign exchange losses of $1.2 million, higher management incentive compensation accruals of $1.2 million and higher bad-debt expense of $0.6 million due to the bankruptcy of one customer partially offset by $0.5 million in lower expense due to cost reductions.  Selling, general and administrative expense as a percentage of net revenues increased to 11.5% for the first six months of fiscal 2018 compared to 10.6% for the same period of fiscal 2017.

Research and Technical Expense.  Research and technical expense was $1.9 million, or 0.9% of revenue, for the first six months of fiscal 2018, compared to a similar amount in the same period of fiscal 2017.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first six months of fiscal 2018 was $(6.4) million compared to an operating loss of $(2.5) million in the same period of fiscal 2017.

Income Taxes.  Income tax expense was $17.7 million in the first six months fiscal 2018, a difference of $18.0 million from a benefit of $0.3 million in the same period of fiscal 2017.  The higher tax expense for the first six months of fiscal 2018 as compared to the same period of fiscal 2017 is primarily attributable to the passage of the Tax Reform and Jobs Act during fiscal 2018, which required the Company to revalue its deferred tax assets based on the lowering of the statutory tax rate of 35% to 21% (24.5% in fiscal 2018).  See “Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets” and Note 4 to the condensed consolidated financial statements in the Form 10-Q for the second quarter of fiscal 2018 for additional discussion of the expected impact of the Tax Cuts and Jobs Act.

Net Income/(Loss).  As a result of the above factors, net loss for the first six months of fiscal 2018 was $(24.6) million, an increase in loss of $22.0 million from net loss of $(2.6) million in the same period of fiscal 2017.

Working Capital

Working capital increased in conjunction with backlog increasing and corresponding increased production and sales levels.  Backlog increased $35.0 million or 19.8% in the first six months of fiscal 2018 and sales revenue increased sequentially from the first quarter to the second quarter of fiscal 2018 by $20.5 million or 22.9%.  Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $284.4 million at March 31, 2018, an increase of $25.2 million or 9.7%, from $259.1 million at September 30, 2017. This increase resulted primarily from inventory increasing $23.4 million and accounts receivable increasing $4.1 million, partially offset by accounts payable and accrued expenses increasing by $2.3 million during the first six months of fiscal 2018. This resulted in a decrease in cash of $28.8 million over the first six months of fiscal 2018.  As cash collections increase with the higher second quarter sales, cash balances are expected to improve over the second half of fiscal 2018.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2018, the Company’s primary source of cash was cash on-hand.  At March 31, 2018, the Company had cash and cash equivalents of $17.5 million compared to $46.3 million at September 30, 2017. Of that amount, the Company had cash and cash equivalents of $10.2 million held by foreign subsidiaries in various currencies.

Net cash used in operating activities in the first six months of fiscal 2018 was $(17.0) million compared to net cash provided by operating activities of $11.2 million in the first six months of fiscal 2017.  The lower cash provided by (used in) operating activities during the first six months of fiscal 2018 was driven by increases in controllable working capital (inventory, accounts receivable, accounts payable, and accrued expenses) of $22.1 million in the first six months of fiscal 2018 compared to cash generated from controllable working capital of $0.1 million during the same period of fiscal 2017.  Also contributing to the difference was lower earnings, excluding non-cash expenses, of $5.2 million during the first six months of fiscal 2018 compared to earnings, excluding non-cash expenses, of $8.7 million during the same period of fiscal 2017.   These factors were partially offset by lower cash tax payments of $0.9 million during the first six months of fiscal 2018 compared to $2.8 million during the same period of fiscal 2017.

Net cash used in investing activities was $6.3 million in the first six months of fiscal 2018, which was lower than cash used in investing activities during the same period of fiscal 2017 of $9.8 million as a result of decreased additions to property, plant and equipment, as the Company completed its capacity expansion in sheet manufacturing.

Net cash used in financing activities in the first six months of fiscal 2018 of $5.8 million included $5.5 million of dividend payments and approximately $0.2 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2018 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At March 31, 2018, the Company had cash of $17.5 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2018, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of March 31, 2018, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S.

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

Capital investment in the first six months of fiscal 2018 was $6.3 million, and the forecast for capital spending in fiscal 2018 is $12.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2018:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$930	$280	$560	$90	$—
Operating lease obligations	6,839	2,782	3,853	204	—
Capital and finance lease obligations	18,204	1,017	1,995	2,024	13,168
Raw material contracts (primarily nickel)	19,751	19,751	—	—	—
Capital projects and other commitments	10,177	10,177	—	—	—
Pension plan(2)	90,568	6,000	20,050	22,962	41,556
Non-qualified pension plans	729	95	190	190	254
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	633	104	112	121	296
Total	$197,831	$45,206	$36,760	$35,591	$80,274

(1)	As of March 31, 2018, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $90,568 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2018. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2017.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

3.2**	Amended and Restated By-Laws of Haynes International, Inc., as amended through February 28, 2018
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
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
Date: May 3, 2018

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 3, 2018