Form 10-Q
period 2018-06-30
HAYNES INTERNATIONAL INC
filed 2018-08-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 2, 2018, the registrant had 12,509,153 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	June 30,
	2017	2018
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,328	$14,579
Accounts receivable, less allowance for doubtful accounts of $620 and $1,201 at September 30, 2017 and June 30, 2018, respectively	61,602	66,839
Inventories	244,457	271,666
Income taxes receivable	—	6,450
Other current assets	2,781	2,243
Total current assets	355,168	361,777
Property, plant and equipment, net	192,556	183,693
Deferred income taxes	58,133	35,937
Other assets	5,107	5,597
Goodwill	4,789	4,789
Other intangible assets, net	6,066	5,671
Total assets	$621,819	$597,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,802	$37,546
Accrued expenses	14,108	16,297
Income taxes payable	195	—
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	54,700	61,438
Long-term obligations (less current portion) (Note 14)	7,896	8,558
Deferred revenue (less current portion)	20,329	18,454
Deferred income taxes	1,741	1,741
Accrued pension benefits (less current portion)	90,957	87,378
Accrued postretirement benefits (less current portion)	112,424	113,181
Total liabilities	288,047	290,750
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,544,933 and 12,551,266 shares issued and 12,509,757 and 12,509,153 shares outstanding at September 30, 2017 and June 30, 2018, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	248,733	250,653
Accumulated earnings	159,366	127,213
Treasury stock, 35,176 shares at September 30, 2017 and 42,113 shares at June 30, 2018	(1,646)	(1,869)
Accumulated other comprehensive loss	(72,694)	(69,296)
Total stockholders’ equity	333,772	306,714
Total liabilities and stockholders’ equity	$621,819	$597,464

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Net revenues	$97,977	$113,114	$294,444	$313,013
Cost of sales	94,315	99,844	270,507	281,281
Gross profit	3,662	13,270	23,937	31,732
Selling, general and administrative expense	10,564	13,686	31,417	36,740
Research and technical expense	941	1,018	2,875	2,871
Operating income (loss)	(7,843)	(1,434)	(10,355)	(7,879)
Interest income	(54)	(18)	(155)	(53)
Interest expense	234	228	639	687
Income (loss) before income taxes	(8,023)	(1,644)	(10,839)	(8,513)
Provision for (benefit from) income taxes	(4,056)	(2,357)	(4,310)	15,368
Net income (loss)	$(3,967)	$713	$(6,529)	$(23,881)
Net income (loss) per share:
Basic	$(0.32)	$0.06	$(0.53)	$(1.93)
Diluted	$(0.32)	$0.06	$(0.53)	$(1.93)
Weighted Average Common Shares Outstanding
Basic	12,401	12,422	12,394	12,419
Diluted	12,401	12,430	12,394	12,419

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Net income (loss)	$(3,967)	$713	$(6,529)	$(23,881)
Other comprehensive income (loss), net of tax:
Pension and postretirement	2,580	1,948	7,739	4,564
Foreign currency translation adjustment	2,642	(3,999)	451	(1,166)
Other comprehensive income (loss)	5,222	(2,051)	8,190	3,398
Comprehensive income (loss)	$1,255	$(1,338)	$1,661	$(20,483)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$(6,529)	$(23,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,980	17,244
Amortization	369	395
Pension and post-retirement expense - U.S. and U.K.	17,557	10,693
Stock compensation expense	1,561	1,920
Deferred revenue	(6,863)	(1,875)
Deferred income taxes	(4,098)	20,588
Loss on disposition of property	452	132
Change in assets and liabilities:
Restricted cash	5,446	—
Accounts receivable	675	(5,591)
Inventories	(10,678)	(27,937)
Other assets	259	40
Accounts payable and accrued expenses	9,257	9,080
Income taxes	(3,188)	(6,632)
Accrued pension and postretirement benefits	(8,352)	(7,362)
Net cash provided by (used in) operating activities	11,848	(13,186)
Cash flows from investing activities:
Additions to property, plant and equipment	(14,059)	(9,785)
Net cash provided by (used in) investing activities	(14,059)	(9,785)
Cash flows from financing activities:
Dividends paid	(8,257)	(8,261)
Payment for purchase of treasury stock	(266)	(223)
Payments on long-term obligation	(111)	(140)
Net cash provided by (used in) financing activities	(8,634)	(8,624)
Effect of exchange rates on cash	25	(154)
Increase (decrease) in cash and cash equivalents:	(10,820)	(31,749)
Cash and cash equivalents:
Beginning of period	59,297	46,328
End of period	$48,477	$14,579
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$595	$643
Income taxes paid (refunded), net	$3,429	$1,407
Capital expenditures incurred, but not yet paid	$789	$715

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2018 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has chosen to implement this standard on a modified retrospective basis beginning on October 1, 2019 and is in the process of evaluating the impact on the financial statements, if any.

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

Note 3.Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2017	2018
Raw Materials	$18,731	$18,983
Work-in-process	130,019	148,472
Finished Goods	94,331	102,594
Other	1,376	1,617
	$244,457	$271,666

Note 4.Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income will be taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company will be lowered to 21.0%.  Deferred tax assets beginning as of December 31, 2017 were revalued to the lower statutory rates of 24.5% or 21.0%, depending upon the projected timing of the reversal of those assets.  The estimated impact of the revaluation of the deferred tax assets has resulted in increased tax expense in the first nine months of fiscal 2018 of $18,181.  This amount was recorded as a discrete accounting adjustment and will be adjusted throughout the remainder of fiscal 2018 as the timing of the reversal of deferred tax assets becomes known.  Other components of the Act, such as the transition tax applied on accumulated earnings and profits of controlled foreign corporations, have not been included in income tax expense as the impact, if any, cannot reasonably be determined at this time.  An analysis of accumulated earnings and foreign tax credit pools must be completed before this amount can be determined.

Income tax expense for the three and nine months ended June 30, 2017 and 2018 differed from the U.S. federal statutory rates of 35% and 24.5%, respectively, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  Current period tax expense was favorably impacted due to a lower statutory rate that was applied against a year-to-date pre-tax loss of $(8,513) which resulted in a higher tax benefit.  The effective tax rate for the three months ended June 30, 2018 was 143.4% compared to 50.6% in the same period of fiscal 2017.  The effective tax rate for the nine months ended June 30, 2018 was (180.5)% compared to 39.8% in the same period of fiscal 2017.

As the Company’s estimated effective tax rate projected for the fiscal 2018 is highly sensitive to changes in estimates of total ordinary income (loss) by jurisdiction, the Company recorded tax expense using the actual effective tax rate for the nine months ended June 30, 2018.

Note 5.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2017 and 2018 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2017	2018	2017	2018	2017	2018	2017	2018
Service cost	$1,571	$1,385	$87	$83	$4,712	$4,153	$261	$251
Interest cost	2,712	2,530	1,073	1,078	7,853	7,761	3,219	3,234
Expected return	(3,699)	(3,508)	—	—	(10,702)	(10,807)	—	—
Amortizations	3,029	1,268	1,070	750	9,004	3,851	3,210	2,250
Net periodic benefit cost	$3,613	$1,675	$2,230	$1,911	$10,867	$4,958	$6,690	$5,735

The Company contributed $4,500 to Company-sponsored domestic pension plans, $2,727 to its other post-retirement benefit plans and $594 to the U.K. pension plan for the nine months ended June 30, 2018. The Company expects to make future contributions of $3,500 to its U.S. pension plan, $2,273 to its other post-retirement benefit plan and $210 to the U.K. pension plan for the remainder of fiscal 2018.

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

The Company is currently, and has in the past been, subject to claims involving personal injuries allegedly relating to its products and processes. For example, the Company is presently involved in two actions involving welding rod-related injuries, which were filed in California state court against numerous manufacturers, including the Company, in May 2006 and February 2007, respectively, alleging that the welding-related products of the defendant manufacturers harmed the users of such products through the inhalation of welding fumes containing manganese. The Company (together with a number of other manufacturer defendants) is also involved in two  actions alleging that asbestos in its facilities harmed the plaintiff. The Company believes that it has defenses to these allegations and that, if the Company were to be found liable, the cases would not have a material effect on its financial position, results of operations or liquidity.

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

As of September 30, 2017 and June 30, 2018, the Company has accrued $633 for post-closure monitoring and maintenance activities, of which $531 was included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the annual cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring period.

Expected expenditures for post-closure monitoring and maintenance activities (discounted) were as follows at June 30, 2018.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of June 30, 2018.

During the first nine months of fiscal 2018, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $124 and $131 for the three-month periods ended June 30, 2017 and 2018, respectively, and $369 and $395 for the nine-month periods ended June 30, 2017 and 2018, respectively.  The following represents a summary of intangible assets at September 30, 2017 and June 30, 2018.

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,656)	$374
Trademarks	3,800	—	3,800
Customer relationships	2,100	(426)	1,674
Other	291	(73)	218
	$10,221	$(4,155)	$6,066

	Gross	Accumulated	Carrying
June 30, 2018	Amount	Amortization	Amount
Patents	$4,030	$(3,896)	$134
Trademarks	3,800	—	3,800
Customer relationships	2,100	(538)	1,562
Other	291	(116)	175
	$10,221	$(4,550)	$5,671

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2018	$132
2019	256
2020	198
2021	180
2022	133
Thereafter	972

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2017	2018	2017	2018
Numerator: Basic and Diluted
Net income (loss)	$(3,967)	$713	$(6,529)	$(23,881)
Dividends paid and accrued	(2,752)	(2,756)	(8,257)	(8,272)
Undistributed income (loss)	(6,719)	(2,043)	(14,786)	(32,153)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(6,719)	(2,043)	(14,786)	(32,153)
Dividends paid on common shares outstanding	2,725	2,731	8,176	8,196
Net income (loss) available to common shares	(3,994)	688	(6,610)	(23,957)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,400,522	12,422,485	12,394,350	12,418,579
Adjustment for dilutive potential common shares	—	7,144	—	—
Weighted average shares outstanding - Diluted	12,400,522	12,429,629	12,394,350	12,418,579

Basic net income (loss) per share	$(0.32)	$0.06	$(0.53)	$(1.93)
Diluted net income (loss) per share	$(0.32)	$0.06	$(0.53)	$(1.93)

Number of stock option shares excluded as their effect would be anti-dilutive	299,667	316,776	314,834	333,443
Number of restricted stock shares excluded as their effect would be anti-dilutive	107,210	86,668	108,068	94,013
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	16,550	—	16,550
Number of performance share awards excluded as their effect would be anti-dilutive	14,250	24,045	14,250	39,008

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,400,522	12,422,485	12,394,350	12,418,579
Unvested participating shares	—	—	—	—
	12,400,522	12,422,485	12,394,350	12,418,579

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

The shares of time-based restricted stock granted to employees vest on the third anniversary of their grant date if the recipient is still an employee of the Company on such date.  The shares of restricted stock granted to non-employee directors will vest on the earlier of (a) the first anniversary of the date of grant or (b) the failure of such non-employee director to be re-elected at an annual meeting of the stockholders of the Company as a result of such non-employee director being excluded from the nominations for any reason other than cause.  In connection with Michael L. Shor’s appointment as interim President and Chief Executive Officer of the Company during the third quarter of fiscal 2018, the Company granted Mr. Shor 5,000 shares of restricted stock.  The restricted stock will vest upon the earlier to occur of the completion of Mr. Shor’s tenure as interim President and Chief Executive Officer or one year from the grant date.

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the nine months ended June 30, 2018:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	107,210	$41.36
Granted	36,750	$33.23
Forfeited / Canceled	(30,417)	$40.43
Vested	(26,875)	$44.51
Unvested at June 30, 2018	86,668	$37.26
Expected to vest	74,705	$37.18

Compensation expense related to restricted stock for the three months ended June 30, 2017 and 2018 was $130 and $220, respectively and for the nine months ended June 30, 2017 and 2018 was $997 and $787, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2018 was $1,170, to be recognized over a weighted average period of 0.85 years. During the first quarter of fiscal 2018, the Company repurchased 6,937 shares of stock from employees at an average purchase price of $32.23 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

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

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the nine months ended June 30, 2018.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	—	$—
Granted	16,550	$31.76
Unvested at June 30, 2018	16,550	$31.76
Expected to vest	16,550	$31.76

Compensation expense related to deferred restricted stock for the three months ended June 30, 2017 and 2018 was $0 and $131, respectively and for the nine months ended June 30, 2017 and 2018 was $0 and $307, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2018 was $219, to be recognized over a weighted average period of 0.42 years.

Performance Shares

On November 22, 2016 and November 21, 2017, the Company granted a target of 19,000 and 24,800, respectively, performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019 and September 30, 2020, respectively, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee for this purpose.  During the third quarter of fiscal 2017, a target amount of 11,910 performance share awards were forfeited.  The fair value of the performance shares granted on November 22, 2016 and November 21, 2017 is $60.09 and $38.43, per share, respectively, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended June 30, 2017 and 2018 was $101 and $116, respectively, and for the nine months ended June 30, 2017 and 2018 was $235 and $430, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2018 was $820, to be recognized over a weighted average period of 1.71 years.

Stock Options

The Company’s 2016 Incentive Compensation Plan and its two previous stock option plans authorize, or formerly authorized, the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,925,000 shares of the Company’s common stock. The first option plan was adopted in August 2004 and provided for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock. In January 2007, the Company’s Board of Directors adopted a second option plan that provides for the grant of options to purchase up to 500,000 shares of the Company’s common stock.  On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of up to 425,000 stock options and stock appreciation rights.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from its two previous stock option plans, although awards remain outstanding thereunder.   Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date.  In connection with Michael L. Shor’s appointment as interim President and Chief Executive Officer of the Company during the third quarter of fiscal 2018, the Company granted Mr. Shor an option to purchase 15,000 shares of the Company’s common stock.  The option will vest upon the earlier to occur of the completion of Mr. Shor’s tenure as interim President and Chief Executive Officer or one year from the grant date.  The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
June 1, 2018	$13.92	2.07%	2.68%	41%	5	years
November 21, 2017	$9.74	2.77%	2.06%	42%	5	years
November 22, 2016	$11.50	2.15%	1.79%	37%	5	years

The stock-based employee compensation expense for stock options for the three months ended June 30, 2017 and 2018 was $105 and $135, respectively, and for the nine months ended June 30, 2017 and 2018 was $329 and $396, respectively. The remaining unrecognized compensation expense at June 30, 2018 was $760, to be recognized over a weighted average vesting period of 0.94 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the nine months ended June 30, 2018 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2017	425,326		$44.93
Granted	72,550		$34.00
Exercised	—		$0.00
Canceled	(90,467)		$45.79
Outstanding at June 30, 2018	407,409	$450	$43.72	5.92	yrs.
Vested or expected to vest	339,282	$440	$42.66	6.06	yrs.
Exercisable at June 30, 2018	316,776	$263	$44.51	5.07	yrs.

Note 11.  Dividend

In the third quarter of fiscal 2018, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June 15, 2018 to stockholders of record at the close of business on June 1, 2018.  The dividend cash pay-out was $2,752 for the quarter based on the number of shares outstanding and $4 of dividends were recorded as deferred in accordance with the Deferred Compensation Plan.  In the first nine months of fiscal 2018, dividends paid were $8,261 and dividends recorded as deferred were $11.

On August 2, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 14, 2018 to stockholders of record at the close of business on August 31, 2018.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2017 or June 30, 2018.

U.S. and international equities, fixed income and other investments held in the Company’s pension plan are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments are not classified in the fair value hierarchy in accordance with guidance included in ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2017	$(70,935)	$(28,233)	$(12,387)	$(111,555)
Other comprehensive income (loss) before reclassifications	—	—	2,642	2,642
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	202	—	—	202
Actuarial losses (a)	2,809	1,070	—	3,879
Tax benefit	(1,107)	(394)	—	(1,501)
Net current-period other comprehensive income (loss)	1,904	676	2,642	5,222
Accumulated other comprehensive income (loss) as of June 30, 2017	$(69,031)	$(27,557)	$(9,745)	$(106,333)

	Three Months Ended June 30, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2018	$(41,342)	$(20,745)	$(5,158)	$(67,245)
Other comprehensive income (loss) before reclassifications	—	—	(3,999)	(3,999)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	93	—	—	93
Actuarial losses (a)	1,222	749	—	1,971
Tax benefit	(75)	(41)	—	(116)
Net current-period other comprehensive income (loss)	1,240	708	(3,999)	(2,051)
Accumulated other comprehensive income (loss) as of June 30, 2018	$(40,102)	$(20,037)	$(9,157)	$(69,296)

	Nine Months Ended June 30, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	—	—	451	451
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	606	—	—	606
Actuarial losses (a)	8,429	3,209	—	11,638
Tax benefit	(3,324)	(1,181)	—	(4,505)
Net current-period other comprehensive income (loss)	5,711	2,028	451	8,190
Accumulated other comprehensive income (loss) as of June 30, 2017	$(69,031)	$(27,557)	$(9,745)	$(106,333)

	Nine Months Ended June 30, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	—	—	(1,166)	(1,166)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	280	—	—	280
Actuarial losses (a)	3,666	2,249	—	5,915
Tax benefit	(1,036)	(595)	—	(1,631)
Net current-period other comprehensive income (loss)	2,910	1,654	(1,166)	3,398
Accumulated other comprehensive loss as of June 30, 2018	$(40,102)	$(20,037)	$(9,157)	$(69,296)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 14.  Long-term Obligations

On January 1, 2015, the Company entered into a capital lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing.  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20-year lease term.  The long-term component of the capital lease obligation is included in Long-term obligations.

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

As of June 30, 2018, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2018	$164
2019	989
2020	994
2021	1,001
2022	1,012
Thereafter	13,678
Total minimum lease payments	17,838
Less amounts representing interest	(9,678)
Present value of net minimum lease payments	8,160
Less current obligation	(142)
Total long-term lease obligation	$8,018

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	June 30,
	2017	2018
Capital lease rental payments	$4,275	$4,225
Finance lease rental payments	4,017	3,935
Environmental post-closure monitoring and maintenance activities	633	633
Less amounts due within one year	(1,029)	(235)
Long-term obligations (less current portion)	$7,896	$8,558

Note 15.  Foreign Currency Forward Contracts

Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts.  The purposes of these hedging contracts is to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contacts as hedges; therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly as of June 30, 2018, there are no contracts that remain unsettled.  As a result, there is no impact to the balance sheet as of June 30, 2018.  Foreign exchange hedging gains and losses are recorded within Selling, General and Administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Foreign Currency Transactional Gain (Loss)	$—	$899	$—	$899
Foreign Exchange Forward Contract Gain (Loss)	—	(820)	—	(820)
Net gain (loss) included in Selling, General and administrative expense	$—	$79	$—	$79

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

Dividends Paid and Declared

In the third quarter of fiscal 2018, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on June 15, 2018 to stockholders of record at the close of business on June 1, 2018.  The dividend cash pay-out in the second quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On August 2, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 14, 2018 to stockholders of record at the close of business on August 31, 2018.

Capital Spending

During the first nine months of fiscal 2018, capital investment was $9.8 million, and total planned capital expenditures for fiscal 2018 are expected to be approximately $12.0 million.

Strategic Acquisition Activity

Growth through strategic acquisitions is an important part of the Company’s overall strategy to increase shareholder value.  During the third quarter of 2018, Company personnel were actively engaged in pursuing a potential strategic acquisition in which the Company invested substantial resources of time and effort, as well as legal fees and due diligence costs (including financial, tax and environmental diligence).  The Company was not ultimately successful in entering into a definitive purchase agreement with respect to the proposed transaction, and the Company is not permitted to disclose further detail regarding the transaction due to the terms of a customary non-disclosure agreement.  Costs incurred totaled to approximately $1.5 million and have been charged to expenses in the third quarter.  Despite the outcome with respect to this transaction, the Company remains committed to pursuing alternative strategies to increase shareholder value and strengthen the Company.

CEO Transition

During the third quarter of fiscal 2018, Mark M. Comerford informed the Board of Directors of his intention to retire as President and Chief Executive Officer and a director of the Company.  Effective as of May 29, 2018, the Board of Directors appointed Michael L. Shor as interim President and Chief Executive Officer of the Company.  In connection with his appointment, Mr. Shor resigned as a member of the Corporate Governance and Nominating Committee of the Company’s Board. Mr. Shor continues to serve in his role as Chairman of the Board.  The independent members of the Board appointed Mr. William Wall to serve as lead independent director during Mr. Shor’s tenure as interim President and Chief Executive Officer.

Mr. Shor has been a director of the Company since August 1, 2012. Mr. Shor retired as Executive Vice President—Advanced Metals Operations & Premium Alloys Operations of Carpenter Technology Corporation on July 1, 2011 after a thirty-year career with Carpenter. At Carpenter, Mr. Shor held managerial positions in technology, marketing and operations before assuming full responsibility for the performance of Carpenter’s operating divisions.  The Board believes Mr. Shor's extensive management experience, and specific specialty materials experience, well qualify him for his interim role as President and Chief Executive Officer and in his continuing role as Chairman of the Board.

In connection with Mr. Comerford’s retirement, the Company entered into a Resignation and General Release Agreement (the “Retirement Agreement”). Under the Retirement Agreement, Mr. Comerford resigned from all positions he held as an officer or director of the Company or any of its subsidiaries and as a member of the Board effective as of May 29, 2018 (the “Resignation Date”) and will serve as an advisor to the Chief Executive Officer of the Company until September 30, 2018. Between the Resignation Date and September 30, 2018, Mr. Comerford has and will continue to receive his base salary at the same rate as in effect on the Resignation Date and to participate in the employee health and welfare benefit plans offered by the Company to its employees, subject to the terms and conditions of such plans.  In connection with Mr. Comerford’s retirement, the Company recorded costs in the amount of $1.1 million as a charge to expense in the third quarter of fiscal 2018.

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

As a result of the reduction in the corporate income tax rate, the Company was required to revalue its net deferred tax asset to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset as a one-time non-cash charge on its income statement.  This resulted in a discrete tax expense adjustment of $18.2 million which increased the Company’s reported net loss for the first nine months of fiscal 2018.

Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company has relocated its service center operations in Lebanon, Indiana to LaPorte.  The project began in the first quarter of fiscal 2016 and was substantially completed by the end of the first quarter of fiscal 2018.   During the first nine months of fiscal 2018, the Company expensed $1.5 million for costs related to the relocation, including but not limited to, physical relocation costs, employee retention costs and duplicate lease costs.

Volumes, Competition and Pricing

Overall volumes increased slightly to 4.8 million pounds in the third quarter of fiscal 2018 compared sequentially to the second quarter’s 4.7 million pounds.  Similar to the second quarter, solid volume increases in product shipped into the aerospace and chemical processing markets were partially offset by lower volume shipped into the industrial gas turbine market.  The Company continues to increase utilization of its new cold-finished sheet and coil capability.  The production rate for cold-finishing over the first nine months of fiscal 2018 was 17% higher than the same period of fiscal 2017.  Volume shipped to the aerospace industry was 2.6 million pounds, which is a 19.8% increase over last fiscal year’s third quarter and a 2.6% increase sequentially over the second quarter of fiscal 2018. In addition, volume shipped into the chemical processing market continues to improve, showing positive signs of a market recovery, with 1.0 million pounds shipped, an 18.6% increase over last fiscal year’s third quarter, and a 1.8% increase sequentially over the second quarter of fiscal 2018.  Specialty application projects shipped into the CPI market were at a moderately better level in the third quarter of fiscal 2018 compared to the second quarter.  Conversely, volume shipped in the industrial gas turbine market declined to 0.6 million pounds, which is 38.5% lower than last fiscal year’s third quarter, and 2.8% lower sequentially than the second quarter of fiscal 2018, as this market continues to suffer from weak demand particularly from the large industrial OEM customers.  The overall volume of 4.8 million pounds in the third quarter of fiscal 2018 is still below the threshold of 5 million pounds which the Company expects would alleviate margin headwinds from unfavorable fixed costs absorption.

The product average selling price per pound in the third quarter of fiscal 2018 was $22.53, which is a 13.3% increase over last fiscal year’s third quarter, and a 1.1% increase sequentially over the second quarter of fiscal 2018.  The year-over-year increase was driven by moderately higher shipments of high-value specialty application projects, the effect of announced price increases and increases under many of the Company’s long-term agreements with customers according to periodic adjustment clauses relating to the market price of certain raw materials, primarily nickel.

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
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2016	2017	2017	2017	2017	2018	2018
Net Revenues	$93,355	$103,112	$97,977	$100,765	$89,693	$110,206	$113,114
Gross Profit Margin	$10,487	$9,788	$3,662	$5,773	$7,010	$11,452	$13,270
Gross Profit Margin %	11.2%	9.5%	3.7%	5.7%	7.8%	10.4%	11.7%

The gross profit margins and gross profit margin percentage continued to recover in the third quarter of fiscal 2018 with gross margin dollars at $13.3 million and gross margin percentage at 11.7%, both higher than the previous six quarters.   Improvement was largely attributable to better product mix, higher volumes and stronger pricing levels. Going into the fourth quarter, the previous headwind to margins, related to shipments of lower-value orders from the backlog that were taken in prior quarters, is expected to be largely alleviated.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2017	2017	2017	2018	2018
Backlog(1)
Dollars (in thousands)	$167,286	$170,848	$180,922	$177,300	$205,718	$212,312	$220,596
Pounds (in thousands)	6,795	6,960	7,496	6,453	8,073	7,764	7,646
Average selling price per pound	$24.62	$24.55	$24.14	$27.48	$25.48	$27.35	$28.85
Average nickel price per pound
London Metals Exchange(2)	$5.00	$4.64	$4.05	$5.10	$5.18	$6.08	$6.85

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

Backlog was $220.6 million at June 30, 2018, an increase of $8.3 million, or 3.9%, from $212.3 million at March 31, 2018.  Backlog pounds decreased during the third quarter of fiscal 2018 by 1.5%, primarily due the shipment of certain special projects.  The average selling price increased to $28.85 per pound at June 30, 2018 from $27.35 per pound at March 31, 2018 reflecting the widespread price increases that took effect in the second quarter of fiscal 2018 and a higher-value mix of products.  Aerospace, chemical processing and other markets had higher order entry levels, as compared to the prior quarter.  The average market price for nickel increased during the third quarter by 12.7%

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2017	2017	2017	2017	2018	2018
Net revenues (in thousands)
Aerospace	$45,784	$49,536	$46,895	$50,300	$46,839	$59,033	$59,646
Chemical processing	19,128	18,081	15,017	18,241	13,356	21,148	21,364
Industrial gas turbines	14,593	17,827	14,731	14,372	13,421	11,755	11,866
Other markets	8,429	9,923	14,379	10,472	9,238	12,724	14,863
Total product revenue	87,934	95,367	91,022	93,385	82,854	104,660	107,739
Other revenue	5,421	7,745	6,955	7,380	6,839	5,546	5,375
Net revenues	$93,355	$103,112	$97,977	$100,765	$89,693	$110,206	$113,114

Shipments by markets (in thousands of pounds)
Aerospace	2,017	2,322	2,207	2,301	2,023	2,578	2,645
Chemical processing	605	771	858	929	687	1,000	1,018
Industrial gas turbines	1,039	1,403	1,011	1,015	876	640	622
Other markets	316	350	501	472	332	479	498
Total shipments	3,977	4,846	4,577	4,717	3,918	4,697	4,783

Average selling price per pound
Aerospace	$22.70	$21.33	$21.25	$21.86	$23.15	$22.90	$22.55
Chemical processing	31.62	23.45	17.50	19.64	19.44	21.15	20.99
Industrial gas turbines	14.05	12.71	14.57	14.16	15.32	18.37	19.08
Other markets	26.67	28.35	28.70	22.19	27.83	26.56	29.85
Total product (product only; excluding other revenue)	22.11	19.68	19.89	19.80	21.15	22.28	22.53
Total average selling price (including other revenue)	23.47	21.28	21.41	21.36	22.89	23.46	23.65

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2018

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2017		2018		Amount	%
Net revenues	$97,977	100.0%	$113,114	100.0%	$15,137	15.4%
Cost of sales	94,315	96.3%	99,844	88.3%	5,529	5.9%
Gross profit	3,662	3.7%	13,270	11.7%	9,608	262.4%
Selling, general and administrative expense	10,564	10.8%	13,686	12.1%	3,122	29.6%
Research and technical expense	941	1.0%	1,018	0.9%	77	8.2%
Operating income (loss)	(7,843)	(8.0)%	(1,434)	(1.3)%	6,409	(81.7)%
Interest income	(54)	(0.1)%	(18)	(0.0)%	36	(66.7)%
Interest expense	234	0.2%	228	0.2%	(6)	(2.6)%
Income (loss) before income taxes	(8,023)	(8.2)%	(1,644)	(1.5)%	6,379	(79.5)%
Provision for (benefit from) income taxes	(4,056)	(4.1)%	(2,357)	(2.1)%	1,699	(41.9)%
Net income (loss)	$(3,967)	(4.0)%	$713	0.6%	$4,680	(118.0)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2017	2018	Amount	%
Net revenues (dollars in thousands)
Aerospace	$46,895	$59,646	$12,751	27.2%
Chemical processing	15,017	21,364	6,347	42.3%
Industrial gas turbine	14,731	11,866	(2,865)	(19.4)%
Other markets	14,379	14,863	484	3.4%
Total product revenue	91,022	107,739	16,717	18.4%
Other revenue	6,955	5,375	(1,580)	(22.7)%
Net revenues	$97,977	$113,114	$15,137	15.4%
Pounds by market (in thousands)
Aerospace	2,207	2,645	438	19.8%
Chemical processing	858	1,018	160	18.6%
Industrial gas turbine	1,011	622	(389)	(38.5)%
Other markets	501	498	(3)	(0.6)%
Total shipments	4,577	4,783	206	4.5%
Average selling price per pound
Aerospace	$21.25	$22.55	$1.30	6.1%
Chemical processing	17.50	20.99	3.49	19.9%
Industrial gas turbine	14.57	19.08	4.51	31.0%
Other markets	28.70	29.85	1.15	4.0%
Total product (excluding other revenue)	19.89	22.53	2.64	13.3%
Total average selling price (including other revenue)	$21.41	$23.65	$2.24	10.5%

Net Revenues.  Net revenues were $113.1 million in the third quarter of fiscal 2018, an increase of 15.4% from $98.0 million in the same period of fiscal 2017.   Volume was 4.8 million pounds in the third quarter of fiscal 2018, an increase of 4.5% from 4.6 million pounds in the same period of fiscal 2017.  The increase in volume was primarily due to an increase in shipments into the aerospace and chemical processing markets during the third quarter of fiscal 2018, partially offset by a decrease in shipments to the industrial gas turbine market due to continued weak demand.  The product-sales average selling price was $22.53 per pound in the third quarter of fiscal 2018, an increase of 13.3% from $19.89 per pound in the same period of fiscal 2017.  The product-sales average selling price increased primarily due to higher raw material market prices and other pricing considerations, which increased average selling prices per pound by approximately $2.76, partially offset by a lower value mix, which decreased product average selling price per pound by approximately $0.12.

Sales to the aerospace market were $59.6 million in the third quarter of fiscal 2018, an increase of 27.2% from $46.9 million in the same period of fiscal 2017, due to a 19.8% increase in volume, combined with a 6.1% increase in average selling price per pound.  The increase in volume is primarily driven by an increase in the new engine platform sales combined with the Company’s enhanced capacity from the cold-finishing capital investment.  The average selling price per pound increase reflects an increase in market prices of raw materials and other pricing considerations, which increased average selling price per pound by approximately $3.40, partially offset by a lower value product mix, which decreased average selling price per pound by approximately $2.10.

Sales to the chemical processing market were $21.4 million in the third quarter of fiscal 2018, an increase of 42.3% from $15.0 million in the same period of fiscal 2017, due to an 18.6% increase in volume combined with a 19.9% increase in average selling price per pound.  The increase in volume reflects a strengthening of project shipments.  The increase in average selling price per pound largely reflects a higher value product mix combined with higher market prices of raw materials and other pricing considerations, which increased average selling price per pound by approximately $2.76 and $0.73 respectively.

Sales to the industrial gas turbine market were $11.9 million in the third quarter of fiscal 2018, a decrease of 19.4% from $14.7 million for the same period of fiscal 2017, due to a decrease of 38.5% in volume, partially offset by an increase in average selling price per pound of 31.0%, or $4.51.  The decrease in volume is primarily due to a decreased level of business in this market from weak demand particularly from the large industrial OEM customers.   The increase in average selling price per pound largely reflects a change in market prices of raw materials and other pricing considerations combined with a higher value product mix, which increased average selling price per pound by approximately $4.26 and $0.25, respectively.

Sales to other markets were $14.9 million in the third quarter of fiscal 2018, an increase of 3.4% from $14.4 million in the same period of fiscal 2017.  Although volume was flat, there was an increase in average selling price per pound of 4.0%.  The average selling price per pound increase reflects higher market raw material prices and other pricing considerations, which increased average selling price per pound by approximately $1.64, partially offset by a lower-value product mix, which decreased average selling price per pound by $0.49.

Other Revenue.  Other revenue was $5.4 million in the third quarter of fiscal 2018, a decrease of 22.7% from $7.0 million in the same period of fiscal 2017. The decrease is due primarily to decreased toll conversion.

Cost of Sales. Cost of sales was $99.8 million, or 88.3% of net revenues, in the third quarter of fiscal 2018 compared to $94.3 million, or 96.3% of net revenues, in the same period of fiscal 2017. Cost of sales in the third quarter of fiscal 2018 increased by $5.5 million as compared to the same period of fiscal 2017 due to higher raw material costs, partially offset by better manufacturing absorption.

Gross Profit.  As a result of the above factors, gross profit was $13.3 million for the third quarter of fiscal 2018, an increase of $9.6 million from the same period of fiscal 2017. Gross margin as a percentage of net revenue increased to 11.7% in the third quarter of fiscal 2018 as compared to 3.7% in the same period of fiscal 2017.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $13.7 million for the third quarter of fiscal 2018, an increase of $3.1 million from the same period of fiscal 2017.  This increase is primarily attributable to two events that took place during the quarter.  First, expense of $1.5 million was recorded related to certain legal and due-diligence costs incurred in a strategic acquisition initiative that reached late stage negotiations, but ultimately did not result in an executed purchase agreement. Second, expense of $1.1 million was recorded related to the retirement of the Company’s Chief Executive Officer.  The additional higher spend was also attributable to higher management incentive compensation expense of $0.9 million, offset by lower foreign exchange gains of $0.7. As a result of the above-mentioned charges, selling, general and administrative expense as a percentage of net revenues increased to 12.1% for the third quarter of fiscal 2018 compared to 10.8% for the same period of fiscal 2017.

Research and Technical Expense.  Research and technical expense was $1.0 million, or 0.9% of revenue, for the third quarter of fiscal 2018, similar to the expense in the same period of fiscal 2017.

Operating Income/(Loss).  As a result of the above factors, operating loss in the third quarter of fiscal 2018 was $(1.4) million compared to operating loss of $(7.8) million in the same period of fiscal 2017.

Income Taxes.    Income tax benefit was $(2.4) million in the third quarter of fiscal 2018, a difference of $1.7 million from the third quarter of fiscal 2017, driven by a $1.8 million favorable tax benefit resulting from an increase in the year to date effective tax rate.

Net Income/(Loss).  As a result of the above factors, net income in the third quarter of fiscal 2018 was $0.7 million, a difference of $4.7 million from net loss of $(4.0) million in the same period of fiscal 2017.

Results of Operations for the Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2018

	Nine Months Ended June 30,				Change
	2017		2018		Amount	%
Net revenues	$294,444	100.0%	$313,013	100.0%	$18,569	6.3%
Cost of sales	270,507	91.9%	281,281	89.9%	10,774	4.0%
Gross profit	23,937	8.1%	31,732	10.1%	7,795	32.6%
Selling, general and administrative expense	31,417	10.7%	36,740	11.7%	5,323	16.9%
Research and technical expense	2,875	1.0%	2,871	0.9%	(4)	(0.1)%
Operating income (loss)	(10,355)	(3.5)%	(7,879)	(2.5)%	2,476	(23.9)%
Interest income	(155)	(0.1)%	(53)	(0.0)%	102	(65.8)%
Interest expense	639	0.2%	687	0.2%	48	7.5%
Income (loss) before income taxes	(10,839)	(3.7)%	(8,513)	(2.7)%	2,326	(21.5)%
Provision for (benefit from) income taxes	(4,310)	(1.5)%	15,368	4.9%	19,678	(456.6)%
Net income (loss)	$(6,529)	(2.2)%	$(23,881)	(7.6)%	$(17,352)	265.8%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
By market	2017	2018	Amount	%
Net revenues (dollars in thousands)
Aerospace	$142,215	$165,518	$23,303	16.4%
Chemical processing	52,226	55,868	3,642	7.0%
Industrial gas turbine	47,151	37,042	(10,109)	(21.4)%
Other markets	32,731	36,825	4,094	12.5%
Total product revenue	274,323	295,253	20,930	7.6%
Other revenue	20,121	17,760	(2,361)	(11.7)%
Net revenues	$294,444	$313,013	$18,569	6.3%
Pounds by market (in thousands)
Aerospace	6,546	7,246	700	10.7%
Chemical processing	2,234	2,705	471	21.1%
Industrial gas turbine	3,453	2,138	(1,315)	(38.1)%
Other markets	1,167	1,309	142	12.2%
Total shipments	13,400	13,398	(2)	—%
Average selling price per pound
Aerospace	$21.73	$22.84	$1.11	5.1%
Chemical processing	23.38	20.65	(2.73)	(11.7)%
Industrial gas turbine	13.66	17.33	3.67	26.9%
Other markets	28.05	28.13	0.08	0.3%
Total product (excluding other revenue)	20.47	22.04	1.57	7.7%
Total average selling price (including other revenue)	$21.97	$23.36	$1.39	6.3%

Net Revenues.   Net revenues were $313.0 million in the first nine months of fiscal 2018, an increase of 6.3% from $294.4 million in the same period of fiscal 2017.   Volume was consistent period-over-period as shipments totaled 13.4 million pounds in the first nine months of fiscal 2018 and the same period of fiscal 2017.  The product-sales average selling price was $22.04 per pound in first nine months of fiscal 2018, an increase of 7.7% from $20.47 per pound in the same period of fiscal 2017.  The product-sales average selling price increased as a result of higher market raw material prices and other pricing considerations, combined with a higher-value product mix, which increased product average selling price per pound by approximately $1.04 and $0.53, respectively.

Sales to the aerospace market were $165.5 million in the first nine months of fiscal 2018, an increase of 16.4% from $142.2 million in the same period of fiscal 2017, due to a 5.1%, or $1.11, increase in average selling price per pound combined with a 10.7% increase in volume.  The increase in volume reflects the increase in new engine platform sales combined with the Company’s enhanced capacity from the cold-finishing capital investment.  The average selling price per pound increase reflects a change in market prices of raw materials and other pricing considerations, which increased average selling price per pound by approximately $1.13, partially offset by a slightly lower-value mix, which decreased average selling price per pound by approximately $0.02.

Sales to the chemical processing market were $55.9 million in the first nine months of fiscal 2018, an increase of 7.0% from $52.2 million in the same period of fiscal 2017, due to a 21.1% increase in volume, partially offset by an 11.7%, or $2.73, decrease in average selling price per pound.  Base volumes and special projects increased in the first nine months of fiscal 2018 as compared to the same period of fiscal 2017.  The average selling price per pound decrease reflects a lower-value product mix combined with a change in market prices of raw materials and other pricing considerations, which decreased average selling price per pound by approximately $2.69 and $0.04, respectively.

Sales to the industrial gas turbine market were $37.0 million in the first nine months of fiscal 2018, a decrease of 21.4% from $47.2 million for the same period of fiscal 2017, due to a decrease of 38.1% in volume, partially offset by a 26.9%, or $3.67, increase in average selling price per pound.  The decrease in volume was primarily due to weak demand, along with a lower level of ingot orders shipped in the first nine months of fiscal 2018 compared to the same period of fiscal 2017.  The increase in average selling price per pound primarily reflects a change to a higher-value product mix and higher market raw material prices and other pricing considerations, which increased average selling price per pound by approximately $1.92 and $1.75, respectively.

Sales to other markets were $36.8 million in the first nine months of fiscal 2018, an increase of 12.5% from $32.7 million in the same period of fiscal 2017, due to a 12.2% increase in volume and an increase of 0.3%, or $0.08, in average selling price per pound.  The increase in volume was primarily due to increases in sales to the flue-gas desulfurization market.  The increase in average selling price reflects higher market raw material prices and other pricing considerations, which increased average selling price per pound by approximately $1.59, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $1.51.

Other Revenue.   Other revenue was $17.8 million in the first nine months of fiscal 2018, a decrease of 11.7% from $20.1 million in the same period of fiscal 2017. The decrease was due primarily to decreased toll conversion.

Cost of Sales.  Cost of sales was $281.3 million, or 89.9% of net revenues, in the first nine months of fiscal 2018 compared to $270.5 million, or 91.9% of net revenues, in the same period of fiscal 2017.  This $10.8 million increase was primarily due to a higher-value product mix and costs associated with relocating the Lebanon service center to LaPorte as previously announced.

Gross Profit.   As a result of the above factors, gross profit was $31.7 million for the first nine months of fiscal 2018, an increase of $7.8 million from the same period of fiscal 2017. Gross profit as a percentage of net revenue increased to 10.1% in the first nine months of fiscal 2018 as compared to 8.1% in the same period of fiscal 2017.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $36.7 million for the first nine months of fiscal 2018, an increase of $5.3 million from the same period of fiscal 2017.  The significant drivers of the increase in the first nine months of fiscal 2018 included two events that took place during the third quarter of fiscal 2018.  First, expense of $1.5 million was recorded related to certain legal and due diligence costs incurred in a strategic acquisition initiative that reached late stage negotiations but ultimately did not result in an executed purchase agreement. Second, expense of $1.1 million was recorded related to the retirement of the Company’s Chief Executive Officer.  The additional higher spend was attributable to higher management incentive compensation expense of $2.1 million and higher foreign exchange losses of $0.5 million.  As a result of the above-mentioned charges, selling, general and administrative expense as a percentage of net revenues increased to 11.7% for the first nine months of fiscal 2018 compared to 10.7% for the same period of fiscal 2017.

Research and Technical Expense.  Research and technical expense was $2.9 million, or 0.9% of revenue, for the first nine months of fiscal 2018, compared to a similar amount in the same period of fiscal 2017.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first nine months of fiscal 2018 was $(7.9) million compared to an operating loss of $(10.4) million in the same period of fiscal 2017.

Income Taxes.  Income tax expense was $15.4 million in the first nine months fiscal 2018, a difference of $19.7 million from a benefit of $4.3 million in the same period of fiscal 2017.  The higher tax expense for the first nine months of fiscal 2018 as compared to the same period of fiscal 2017 is primarily attributable to the passage of the Tax Reform and Jobs Act during fiscal 2018, which required the Company to revalue its deferred tax assets based on the lowering of the statutory tax rate of 35% to 21% (24.5% in fiscal 2018).  See “Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets” and Note 4 to the condensed consolidated financial statements in the Form 10-Q for the second quarter of fiscal 2018 for additional discussion of the expected impact of the Tax Cuts and Jobs Act. Also, as the Company’s annual estimated effective tax rate projected for fiscal 2018 is highly sensitive to changes in estimates of total ordinary income (loss) by jurisdiction, the Company recorded tax expense using the actual effective tax rate for the nine months ended June 30, 2018 compared to the use of the estimated annual effective tax rate for the nine months ended June 30, 2017.

Net Income/(Loss).  As a result of the above factors, net loss for the first nine months of fiscal 2018 was $(23.9) million, an increase in loss of $17.4 million from net loss of $(6.5) million in the same period of fiscal 2017.

Working Capital

As a result of an increase in backlog and increased sequential revenues, working capital increased.  Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $284.7 million at June 30, 2018, an increase of $25.5 million, or 9.8%, from $259.1 million at September 30, 2017. This increase resulted primarily from inventory increasing $27.2 million and accounts receivable increasing $5.2 million, partially offset by accounts payable and accrued expenses increasing by $6.9 million during the first nine months of fiscal 2018. This resulted in a decrease in cash of $31.7 million over the first nine months of fiscal 2018.  Cash collections are expected to increase with the higher third quarter sales and inventory is expected to be reduced.  As a result, cash balances are expected to improve over the fourth quarter of fiscal 2018.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first nine months of fiscal 2018, the Company’s primary source of cash was cash on-hand.  At June 30, 2018, the Company had cash and cash equivalents of $14.6 million compared to $46.3 million at September 30, 2017. Of that amount, the Company had cash and cash equivalents of $13.0 million held by foreign subsidiaries in various currencies.

Net cash used in operating activities in the first nine months of fiscal 2018 was $(13.2) million compared to net cash provided by operating activities of $11.8 million in the first nine months of fiscal 2017.  The cash used in operating activities during the first nine months of fiscal 2018 was driven by increases in controllable working capital (inventory, accounts receivable, accounts payable and accrued expenses) of $24.4 million in the first nine months of fiscal 2018 compared to cash used in controllable working capital of $0.7 million during the same period of fiscal 2017.  These factors were partially offset by lower cash tax payments of $1.4 million during the first nine months of fiscal 2018 compared to $3.4 million during the same period of fiscal 2017.

Net cash used in investing activities was $9.8 million in the first nine months of fiscal 2018, which was lower than cash used in investing activities during the same period of fiscal 2017 of $14.1 million, as a result of decreased additions to property, plant and equipment, as the Company completed its capacity expansion in sheet manufacturing.

Net cash used in financing activities in the first nine months of fiscal 2018 of $8.6 million included $8.3 million of dividend payments and approximately $0.2 million of stock repurchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for the remainder of fiscal 2018 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility.  At June 30, 2018, the Company had cash of $14.6 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. Revolving Credit Facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrowers. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2018, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of June 30, 2018, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 7 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first nine months of fiscal 2018 was $9.8 million, and the forecast for capital spending in fiscal 2018 is approximately $12.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2018:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$860	$280	$490	$90	$—
Operating lease obligations	4,365	2,169	2,023	173	—
Capital and finance lease obligations	18,061	1,017	1,992	2,027	13,025
Raw material contracts (primarily nickel)	22,062	22,062	—	—	—
Capital projects and other commitments	8,267	8,267	—	—	—
Pension plan(2)	90,714	5,500	21,725	20,392	43,097
Non-qualified pension plans	705	95	190	190	230
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	633	104	112	121	296
Total	$195,667	$44,494	$36,532	$32,993	$81,648

(1)	As of June 30, 2018, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $90,714 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2018. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2017.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

3.2

Amended and Restated By-Laws of Haynes International, Inc., as amended through February 28, 2018 (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the second quarter ended March 31, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
10.1**	Employment Agreement, dated as of June 1, 2018, by and between the Company and Michael L. Shor.
10.2**	Resignation and General Release Agreement, dated as of May29, 2018, by and between the Company and Mark M. Comerford.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
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

/s/ Mike Shor
Mike Shor
President and Chief Executive Officer
Date: August 2, 2018

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 2, 2018