Form 10-K
period 2018-09-30
HAYNES INTERNATIONAL INC
filed 2018-11-15
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or
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

 ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of March 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $296,922,788 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

12,504,478 shares of Haynes International, Inc. common stock were outstanding as of November 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 27, 2019 have been incorporated by reference into Part III of this report.

This Annual Report on Form 10‑K contains statements that constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10‑K are forward‑looking. In many cases, you can identify forward‑looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward‑looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2019 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures and dividends. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10‑K. Actual results may differ materially from those in the forward‑looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Part I

Item 1.  Business

Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest producers of high‑performance nickel‑ and cobalt‑based alloys in flat product form such as sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high‑performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high‑temperature resistant alloys, or HTA products, and corrosion‑resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and waste incineration, and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high‑performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 60% of net product revenues in fiscal 2018. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company‑operated. In fiscal 2018, approximately 75% of the Company’s net revenue was generated by its direct sales organization, and the remaining 25% was generated by a network of independent distributors and sales agents that supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

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

Business Strategy

The Company’s goal is to grow its business by increasing revenues, profitability and cash flow while continuing to be its customers’ provider of choice for high‑performance alloys and value-added processes. The Company has launched a series of focus initiatives designed to unlock the potential of the Company by increasing volumes, improving targeted pricing, strengthening mix management and reducing costs.  This includes effectively utilizing open capacity on major assets and managing mix at constrained assets in order to, among other things, derive a meaningful return on investment from the $120 million in growth capital the Company has invested since 2012.  In addition, these initiatives include programs designed to take advantage of the Company’s expert technical abilities in delivering innovative products and applications combined with its niche manufacturing and value-added service capabilities to penetrate end markets.

The following are some examples of the focus initiatives that are currently being undertaken.

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

Developing new applications for existing alloys is also a key strength and strategy of the Company.  The Company leverages its technical expertise to find unique applications for its products, especially proprietary and specialty alloys that can yield higher margins.

Through development of new alloys and new applications for existing alloys, the Company is seeking to develop additional markets in order to generate new revenue streams beyond the core markets of aerospace, chemical processing and industrial gas turbine industries. The Company believes that the synthetic natural gas, renewable energy (such as solar), fuel cells, clean-coal, waste-to-energy, oil and gas, flue‑gas desulfurization in China, automotive, consumer electronics, heat treatment, medical and nuclear industries all present opportunities for its products.

•

Increase revenues by providing value‑added processing services and leveraging the Company’s global distribution network.  The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company’s service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while providing value‑added cutting services such as laser, plasma and water-jet cutting. These services allow the Company’s customers to minimize their processing costs and outsource non‑core activities. In addition, the Company’s rapid response time and enhanced processing services for products shipped from its service and sales centers offers the opportunity for the Company to provide more timely service to its customers.

•

Capitalize on strategic equipment investment and optimize processes with lean manufacturing improvements.  The Company expects to continue to improve operations through prior and ongoing capital investment in manufacturing facilities and equipment, including information technology, and focus on operational excellence. Ongoing investment in equipment is expected to improve the Company’s operations by increasing capacity, reducing unplanned downtime and manufacturing costs and improving product quality and working capital management. Management believes that the Company’s capital investments will enable it to continue to satisfy long‑term customer demand for value‑added products that meet increasingly precise specifications. For additional discussion of capital spending, see “Summary of Capital Spending” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Annual Report on Form 10‑K.

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

The Company began operations in its tubular facility in Arcadia, Louisiana over 30 years ago. This facility and the Company’s tubular product business have grown with additional investment over time. The Company operates service centers in the U.S. that include value-added operations with laser, water-jet and plasma cutting.  The Company also acquired a stainless steel and high‑temperature alloy wire company located in Mountain Home, North Carolina in 2005. The Company primarily produces high‑performance alloy wire at that facility.  Most recently, in January 2015, the Company acquired assets in LaPorte, Indiana enabling coil stretching, leveling, slitting and cut-to-length operations.  The Laporte operation also includes a toll processing business.  The Company expanded the Laporte facility and moved operations from Lebanon, Indiana to that facility.  In addition, the Company has expanded globally with service center locations in the United Kingdom, Switzerland and China and other sales offices in France, Japan, Singapore and Italy.

In March 2007, the Company completed a public equity offering, and simultaneously the Company listed its common stock on the NASDAQ Global Market. The Company began paying a dividend in fiscal 2010 and raised the dividend at the beginning of fiscal 2012.

Products

The global specialty alloy market consists of three primary sectors: stainless steel, general-purpose nickel alloys and high‑performance nickel‑ and cobalt‑based alloys. The Company believes that the high‑performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high‑performance nickel‑ and cobalt‑based alloy sectors, which includes HTA products and CRA products. In each year of fiscal 2016, 2017 and 2018, HTA products accounted for approximately 81% of the Company’s net revenues, and sales of the Company’s CRA products accounted for approximately 19% of the Company’s net revenues.  These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR‑160® alloy (1990)(2)	Waste incineration/CPI‑boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242® alloy (1990)	Aero‑seal rings	High strength, low expansion and good fabricability
HAYNES HR‑120® alloy (1990)	IGT‑cooling shrouds	Good strength‑to‑cost ratio as compared to competing alloys
HAYNES 230® alloy (1984)(2)	Aero/IGT‑ducting, combustors	Excellent combination of strength, stability, oxidation-resistance and fabricability
HAYNES 214® alloy (1981)(2)	Aero‑honeycomb seals	Excellent combination of oxidation resistance and fabricability among nickel‑based alloys
HAYNES 188 alloy (1968)	Aero‑burner cans, after‑burner components	High strength, oxidation resistant cobalt‑based alloy
HAYNES 625 alloy (1964)	Aero/CPI‑ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 617 alloy (1999)	Aero/IGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 263 alloy (1960)	Aero/IGT‑components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 alloy (1955)	Aero‑ducting, vanes, nozzles	Weldable, high-strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/IGT‑burner cans, transition ducts	Good high-temperature strength at relatively low cost
HAYNES 25 alloy (1950)(2)	Aero‑gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation resistance to 1800°F
HAYNES 282® alloy (2005)(2)	Aero/IGT components	Excellent high temperature strength, weldability and fabricability
HAYNES 244® alloy (2013)(2)	Aero/IGT components	High strength to 1400°F and low thermal expansion

(1)	“Aero” refers to the aerospace industry; “IGT” refers to the industrial gas turbine industry; “CPI” refers to the chemical processing industry.
(2)	Represents a patented product or a product which the Company believes has limited or no competition.

Corrosion‑resistant Alloys.  CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end‑user sector for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this market continues to represent an area of potential long‑term growth. In addition to the use of CRA products in the chemical and petrochemical processing industry, the Company has seen an increased demand for some of these alloys in applications such as gas-to-liquid and synthetic gas. For improved efficiency within relevant applications, higher operating temperatures and harsher environmental conditions are required and, as a consequence, high-temperature, corrosion-resistant alloys are used. Some of our HTA products offer excellent resistance to oxidation, sulfidation, metal dusting and other high-temperature degradation modes. The Company expects this area of the chemical and petrochemical industry to represent potential long-term growth opportunities for the HTA products. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. The following table sets forth information with respect to certain of the Company’s significant corrosion‑resistant alloys, applications and features (new CRA development is discussed below under “Patents and Trademarks”):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY C‑2000® alloy (1995)(2)	CPI‑tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY B‑3® alloy (1994)(2)	CPI‑acetic acid plants	Better fabrication characteristics compared to other nickel‑molybdenum alloys
HASTELLOY D‑205® alloy (1993)(2)	CPI‑plate heat exchangers	Corrosion resistance to hot concentrated sulfuric acid
ULTIMET® alloy (1990)(2)	CPI‑pumps, valves	Wear and corrosion resistant nickel‑based alloy
HASTELLOY C‑22® alloy (1985)	CPI/FGD‑tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY G‑30® alloy (1985)(2)	CPI‑tanks, mixers, piping	Alloy with good corrosion resistance in phosphoric acid
HASTELLOY G‑35® alloy (2004)(2)	CPI‑tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY C‑276 alloy (1968)	CPI/FGD/oil and gas tanks, mixers, piping	Broad resistance to many environments
HASTELLOY C‑22HS® alloy (2003)(2)	Oil & Gas/Marine tubular, shafts, fasteners	Combines very high strength with excellent corrosion resistance and toughness

(1)	“CPI” refers to the chemical processing industry; “FGD” refers to the flue gas desulfurization industry.
(2)	Represents a patented product or a product which the Company believes has limited or no significant competition.

Patents and Trademarks

The Company currently maintains a total of approximately 25 published U.S. patents and applications and approximately 267 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys. The alloys being commercialized saw significant further advancement in the process during fiscal 2016, 2017 and 2018. HAYNES 282 alloy, which management believes will have significant commercial potential for the Company in the long term, is the subject of a U.S. patent issued in 2011. HAYNES 282 alloy has excellent formability, fabricability and forgeability. The commercial launch of HAYNES 282 alloy occurred in October 2005 and, since that time, there have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and industrial gas turbine markets, as well as for automotive and other high‑temperature applications. The alloy has been specified into major aerospace and industrial gas turbine components. The Company will continue to actively promote HAYNES 282 alloy through customer engineering visits and technical presentations and papers.  Another new alloy for use in the aerospace and industrial gas turbine markets is HAYNES 244 alloy (U.S. patent filed in 2012 and granted in 2013).  It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion.  Commercialization is ongoing for this alloy, and it has recently been specified into a major aerospace component.

In the chemical processing industry, customers have found extensive applications for HASTELLOY G‑35 alloy, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization of HASTELLOY C‑22HS alloy has also continued, and the alloy has already found applications in the oil and gas industry. Testing, evaluation and promotion of this alloy are ongoing with special emphasis on applications for this industry. The Company believes that its alloys (particularly HAYNES 282 alloy) are being commercialized rapidly when compared to historical trends for other proprietary alloys introduced by the Company. Commercialization is also ongoing for HASTELLOY HYBRID‑BC1® alloy and HAYNES HR-224® alloy. HYBRID-BC1 alloy is a CRA product with potential applications in the chemical processing industry that has demonstrated resistance to hydrochloric and sulfuric acid. HAYNES HR-224 alloy is an HTA product with superior resistance to oxidation and excellent fabricability.

In addition to the commercialization of the above alloys, the Company continues to develop applications for new alloys not yet ready to begin the commercialization process. HAYNES HR‑235® was introduced in fiscal 2013. This alloy has excellent resistance to metal dusting in carbonaceous high temperature environments. Potential uses include applications in petrochemical production and syngas plants. Scale-up of this alloy is well underway and material is currently being evaluated by certain key customers. Most recently, HAYNES 233TM alloy was introduced. This alloy offers excellent oxidation resistance at temperatures to 2100°F or higher coupled with superior clasp strength, a combination of properties believed not to have been achieved previously in a readily fabricated alloy. The alloy is currently being scaled-up and introduced to key customers.

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

While the Company believes its patents are important to its competitive position, significant barriers to entry continue to exist beyond the expiration of any patent period. These barriers to entry include the unique equipment required to produce these materials and the exacting processes required to achieve the desired metallurgical properties. These processing requirements include such items as specific annealing temperature, processing speeds and reduction per rolling pass. Management believes that the current alloy development program and these barriers to entry reduce the impact of patent expirations on the Company.

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

Industrial gas turbine.  Demand for the Company’s products in the industrial gas turbine market is driven by the construction of cogeneration facilities such as base load for electric utilities or as backup sources to fossil fuel‑fired utilities during times of peak demand. Demand for the Company’s alloys in the industrial gas turbine markets has also been driven by concerns regarding lowering emissions from generating facilities powered by fossil fuels. Industrial gas turbine generating facilities have gained acceptance as clean, low‑cost alternatives to fossil fuel‑fired electric generating facilities. Industrial gas turbines are also used in power barges with mobility and as temporary base‑load‑generating units for countries that have numerous islands and a large coastline. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation, as well as microturbines that are used as back-up sources of power generation for hospitals and shopping malls.

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

Sales and Marketing and Distribution

The Company sells its products primarily through its direct sales organization, which operates from 15 total locations in the U.S., Europe and Asia, 12 of which are service and/or sales centers. All of the Company’s service and/or sales centers are operated either directly by the Company or through its directly or indirectly wholly‑owned subsidiaries. Approximately 75% of the Company’s net revenue in fiscal 2018 was generated by the Company’s direct sales organization. The remaining 25% of the Company’s fiscal 2018 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia.  Going forward, the Company expects its direct sales force to generate approximately 75% of its total net revenues.

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

The following table sets forth the approximate percentage of the Company’s fiscal 2018 net revenues generated through each of the Company’s distribution channels.

	From	From
	Domestic	Foreign
	Locations	Locations	Total
Company mill direct/service and sales centers	47%	28%	75%
Independent distributors/sales agents	25%	—%	25%
Total	72%	28%	100%

The Company’s top twenty customers accounted for approximately 41%, 38% and 36% of the Company’s net revenues in fiscal 2016, 2017 and 2018, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2016, 2017 or 2018.

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

The Company has a four‑high Steckel rolling mill for use in hot rolling high‑performance alloys, created specifically for that purpose. The four‑high Steckel rolling mill was installed in 1982 and is one of the most powerful four‑high Steckel rolling mills in the world. The mill is capable of generating approximately 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gap control and programmed rolling schedules), two coiling Steckel furnaces and seven heating furnaces. Computer‑controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

The Mountain Home, North Carolina facility primarily manufactures finished high‑performance alloy wire. Finished wire products and powder are also warehoused at this facility.

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

Consolidated Backlog at Fiscal Quarter End

	2014	2015	2016	2017	2018
	(in millions)
1st quarter	$180.2	$215.5	$204.7	$167.3	$205.7
2nd quarter	202.3	220.4	193.5	170.8	212.3
3rd quarter	204.7	192.9	187.2	180.9	220.6
4th quarter	221.3	185.8	168.3	177.3	216.0

Raw Materials

Raw materials represented an estimated 36% of cost of sales in fiscal 2018. Nickel, a major component of many of the Company’s products, accounted for approximately 34% of raw material costs, or approximately 12% of total cost of sales in fiscal 2018.  Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The average nickel price per pound for cash buyers for the 30‑day period ended on September 30, 2016, 2017 and 2018, as reported by the London Metals Exchange, was $4.63, $5.10 and $5.68 respectively. Prices for certain other raw materials which are significant in the manufacture of the Company’s products, such as molybdenum, cobalt and chrome were higher in fiscal 2018 compared to fiscal 2017.

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

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical and wear test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high-temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2018, the technology, engineering and technological testing staff consisted of 25 persons, 11 of whom have engineering or science degrees, including 5 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

During fiscal 2018, research and development projects were focused on new alloy development, new product form development, supportive data generation and new alloy concept validation, relating to products for the aerospace, industrial gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing) and power generation.

Competition

The high‑performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company’s primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Castparts Corp., Allegheny Technologies, Inc. and VDM Metals GmbH. The Company faces strong competition from domestic and foreign manufacturers of both high‑performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics, ceramics or additive manufacturing that may be substituted for the Company’s products. The Company also believes that it will face increased competition from non‑U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia. For example, recent tariff increases between the U.S. and China, among other changes could lead to a “trade war” that could adversely affect the Company’s competitive position.  Additionally, in recent years, the Company’s domestic business has been challenged by a strong U.S. dollar, which makes the goods of foreign competitors less expensive to import into the U.S and makes the Company’s products more expensive to export outside the U.S.

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

Employees

As of September 30, 2018, the Company employed 1,157 full‑time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants (541 in the aggregate) are covered by two collective bargaining agreements.

On July 1, 2018, the Company entered into a new five-year collective bargaining agreement with the United

Steelworkers of America, which covers eligible hourly employees at the Kokomo, Indiana plant. This agreement will expire in June 2023.

On December 21, 2015, the Company entered into a new collective bargaining agreement with the United Steelworkers of America which covers eligible hourly employees at the Company’s Arcadia, Louisiana plant. This agreement will expire in December 2020.

Management believes that current relations with the union are satisfactory.

Environmental Matters

The Company’s facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance, which are primarily included in Cost of sales on the Consolidated Statements of Operations, were approximately $2.8 million for fiscal 2018 and are currently expected to be approximately $2.5 million for fiscal 2019.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.1 million were made for pollution control improvements during fiscal 2018, with additional expenditures of approximately $1.4 million for similar improvements planned for fiscal 2019.

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

Executive Officers of the Company

The following table sets forth certain information concerning the persons who served as executive officers of the Company as of September 30, 2018. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Michael L. Shor	59	President and Chief Executive Officer
Daniel W. Maudlin	52	Vice President—Finance, Treasurer and Chief Financial Officer
Janice W. Gunst	46	Vice President—General Counsel & Corporate Secretary
Venkat R. Ishwar	66	Vice President—Marketing & Technology
Marlin C. Losch	58	Vice President—Sales & Distribution
Jean C. Neel	59	Vice President—Corporate Affairs
Scott R. Pinkham	51	Vice President—Tube & Wire
David L. Strobel	57	Vice President—Operations
David S. Van Bibber	47	Controller and Chief Accounting Officer
Jeffrey L. Young	61	Vice President & Chief Information Officer

Mr. Shor was elected President and Chief Executive Officer of the Company in September 2018.  Prior to that, he served as interim President and Chief Executive Officer of the Company from May 2018 through September 2018, Chairman of the Board of the Company from February 2017 through September 2018 and has been a director since 2012.

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

Ms. Gunst has served as Vice President—General Counsel and Corporate Secretary of the Company since August 2011.

Dr. Ishwar has served as Vice President—Marketing & Technology of the Company since January 2010.

Mr. Losch has served as Vice President—Sales & Distribution of the Company since January 2010.

Ms. Neel has served as Vice President—Corporate Affairs of the Company since April 2000.

Mr. Pinkham has served as Vice President—Tube and Wire Products of the Company since September 2018.  Prior to that, he served as Vice President—Manufacturing of the Company since March 2008.

Mr. Strobel has served as Vice President—Operations of the Company since September 2018.  Prior to that, he was a consultant to manufacturing companies through his company Silver Eagle Consulting. Mr. Strobel was also Senior Vice President and Chief Technology Officer of Carpenter Technology Corporation from June 2015 to August 2016 and Senior Vice President – Operations of Carpenter Technology from September 2011 to June 2015.

Mr. Van Bibber has served as Controller and Chief Accounting Officer of the Company since December 2012.

Mr. Young has served as Vice President & Chief Information Officer of the Company since November 2005.

Item 1A.  Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this filing.

The risks and uncertainties described below are not the only ones we face and represent risks that our management believes are material to our Company and our business.  Additional risks and uncertainties not presently known to us or that we currently deem not material may also harm our business.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed.

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

Since we became an independent company, we have, in several instances, experienced substantial year‑to‑year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In fiscal 2002, 2003, 2009, 2010, 2013 and 2016, our net revenues, when compared to the immediately preceding year, declined by approximately 10.3%, 21.2%, 31.1%, 13.0%, 16.7% and 16.6%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year‑to‑year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our business.

Profitability in the high‑performance alloy industry is highly sensitive to changes in sales volumes.

The high‑performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high‑performance alloys and, in fiscal 2018, represented approximately 36% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end markets, successfully increasing our market share and continued acceptance of our new products into the marketplace. Any failure to effectively utilize our manufacturing assets may negatively impact our business.

We are subject to risks associated with global trade matters

We are subject to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the demand of our customers.  Previous turmoil in the global economy has had, and future turmoil may have, an adverse impact on our business and our financial condition.  In addition to the impact that the global financial crisis previously had, we may face significant challenges if conditions in the global economy worsen.  Further, any global trade wars or similar economic turmoil, including new or existing tariffs, could adversely affect our business.  Our competitors outside of the United States may not be subject to these tariffs or other measures, and therefore, could have a significant competitive advantage over us in that respect.  In addition, the effect of the exit of the United Kingdom from the European Union is currently unknown and could adversely affect our business.

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 52.1% of our total sales in fiscal 2018. Our industrial gas turbine and chemical processing sales constituted 12.0% and 18.2%, respectively, of our total sales in fiscal 2018.

The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding which is driven by, among other factors, the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and magnitude of cyclical upturns and downturns cannot be forecasted with certainty. Downturns or reductions in demand for our products sold into the aerospace market could have a material adverse effect on our business.

The industrial gas turbine market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our products sold into the industrial gas turbine industry may have a material adverse effect on our business.  In addition, in the event demand in this industry does not return, our business could be materially and adversely affected.

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

Our business depends, in part, on the success of commercial aircraft programs and our ability to accelerate production levels to timely match order increases in new or existing programs.

                The success of our business will depend, in part, on the success of new and existing commercial aircraft programs.  We are currently under contract to supply components for a number of commercial aircraft programs.  The programs are scheduled to have production increases over the next several years.  Our failure to achieve production levels to timely match any related orders could have a material adverse effect on our business.  Cancellation, reductions or delays of orders or contracts by our customers or in any of these programs, or regulatory or certification-related groundings or other delays or cancellations to new or existing aircraft programs or to the scheduled production increases for any aircraft programs, could also have a material adverse effect on our business.

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

The budget for the U.S. Department of Defense may be reduced from current levels. In addition to debt reduction efforts already authorized, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, the military aerospace industry.  Budgetary cuts could negatively affect our business.

Aerospace demand is primarily dependent on two manufacturers.

A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus.  A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe, success of new commercial and military aircraft programs and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slowdown in the number of new aircraft built by the aircraft manufacturers could have a material adverse effect on our business.

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

Issues related to our agreements with Titanium Metals Corporation could require us to make significant payments and could disrupt our operations and materially affect our financial results.

We entered into a Conversion Services Agreement and an Access and Security Agreement with Titanium Metals Corporation (TIMET) in November 2016 that provide for the performance of certain titanium conversion services through November 2026. TIMET was acquired by Precision Castparts Corp. which owns Special Metals Corporation, a direct competitor of ours. Events of default under the Conversion Services Agreement include (a) a change in control in which the successor does not assume the agreement, (b) a violation by us of certain non‑compete obligations relating to the manufacture and conversion of titanium and (c) failure to meet agreed‑upon delivery and quality requirements. If an event of default under the Conversion Services Agreement occurs, TIMET could require us to repay the unearned portion of the $50.0 million fee paid to us by TIMET when the agreement was signed, plus liquidated damages of $25.0 million. Our obligations to pay these amounts to TIMET are secured by a security interest in our four‑high Steckel rolling mill, through which we process a substantial amount of our products. In addition, the Access and Security Agreement with TIMET includes, among other terms, an access right that would allow TIMET to use certain of our operating assets, including the four‑high mill, to perform titanium conversion services in the event of our bankruptcy or the acceleration of our indebtedness. Exercise by TIMET of its rights under its security interest following a default and non‑payment of the amounts provided in the Conversion Services Agreement or exercise of the access rights under the Access and Security Agreement could cause significant disruption in our Kokomo operations, which would have a material adverse effect on our business.

In addition, the Conversion Services Agreement contains a requirement that we reserve a significant amount of capacity exclusively for TIMET.  That agreement does not contain a volume commitment on TIMET’s part.  The agreement also severely limits our ability to manufacture titanium for any customer other than TIMET.  In recent years, our business with TIMET has been declining.

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

Additional worldwide capacity and reduced demand for our products could significantly impact future worldwide pricing, which would adversely impact our business.  In recent years, several of our competitors have added capacity that represents direct competition with the Company’s business.  In addition, continued availability of lower-cost, substitute materials may also cause significant fluctuations in future results as our customers opt for a lower-cost alternative.

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

To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, there may be a negative effect on our gross profit margins. In fiscal 2018, nickel, a major component of many of our products, accounted for approximately 34% of our raw material costs, or approximately 12% of our total cost of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel prices to our customers. In other cases, we fix the nickel component of our prices for a period of time through the life of a long‑term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our nickel inventory, but which does not allow us to offset an unexpected rise in the price of nickel. We may not be able to successfully offset rapid increases in the price of nickel or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

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

We are a U.S. based company with customers and suppliers in foreign countries. We import various raw materials used in our production processes, and we export goods to our foreign customers. The United States, the European Commission, countries in the EU and other countries where we do business have been considering changes in relevant tax, border tax, accounting and other laws, regulations and interpretations, that may unfavorably impact our effective tax rate or result in other costs to us.  In addition, the Company has deferred tax assets on its balance sheet which could be subjected to unfavorable impacts if tax rates are reduced, such as those that occurred at the end of calendar 2017.

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

Regulation and forms of legislation aimed at regulating environmental issues, including greenhouse gas emissions, have been and will likely continue to be considered globally.  As a high‑performance alloy manufacturer, we may be affected, both directly and indirectly, if environmental legislation requires the Company or its customers, suppliers or partners to adjust manufacturing or other relevant processes, or to otherwise incur costs of compliance, which could have a material adverse impact on our business.

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

Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 52% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. The Company entered into two collective bargaining agreements with the United Steel Workers of America which cover eligible hourly employees at the Company’s Arcadia, Louisiana and Kokomo, Indiana facilities. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. In addition, other Company facilities could be subject to union organizing activity. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non‑union competitors.

Product liability and product warranty risks could adversely affect our operating results.

We produce many critical products for commercial and military aircraft, industrial gas turbines, chemical processing plants and pharmaceutical production facilities.  Failure of our products could give rise to substantial product liability and other damage claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us.

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

Our business subjects us to risk of litigation claims, including those that might not be covered by insurance.

Litigation claims may relate to the conduct of our business, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws and personal injury. Due to the uncertainties of litigation, we might not prevail on claims made against us in the lawsuits that we currently face, and additional claims may be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our business, particularly in the event that adverse outcomes are not covered by insurance.

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

Management relies on IT infrastructure, including hardware, network, software, people and processes, to provide useful information to support assessments and conclusions about operating performance. We recently implemented an IT system change. If we do not effectively utilize the new system or it does not operate as envisioned, our business could be harmed. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost‑effective and well‑controlled fashion may have significant negative impacts on our business.

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

We have undertaken significant capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including the ability of management to ensure the necessary resources are in place to properly execute these projects on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule, customer demand and our ability to implement these projects with minimal impact to our existing operations. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our business may be materially adversely affected.

We consider acquisition, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy, which involve uncertainties and potential risks that we cannot predict or anticipate fully.

We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we may employ include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. From time to time, management of the Company holds discussions with management of other companies to explore acquisitions, joint ventures and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of our business is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; diversion of the attention of certain management personnel from their day-to-day duties; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions could be affected by many factors, including, without limitation, export controls, exchange rate fluctuations, domestic and foreign political conditions and deterioration in domestic and foreign economic conditions.

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

The Patient Protection and Affordable Care Act and other recent legislation relating to healthcare have increased our annual employee healthcare cost obligations and are expected to continue to increase our annual employee healthcare cost obligations going forward.  This area of law is expected to continue to change, and we cannot predict the effect that healthcare legislation or regulation will ultimately have on our business.

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

The Kokomo plant, the Company’s primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, continuous annealing furnaces, forge press and several smaller hot mills; and (3) the Company’s four‑high Steckel rolling mill and sheet product cold working equipment, including two cold strip mills and three bright anneal furnaces.  All alloys and product forms other than tubular and wire goods are produced in Kokomo.

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

On January 1, 2015, the company entered into a capital lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The capital asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long-term component of the capital lease obligation is included in Long-term obligations (See Note 18. Long-term Obligation).

All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet, except for the LaPorte service center which is approximately 230,000 square feet.  The Company is currently in the process of modifying its facilities to meet its current and anticipated future business needs.  Consistent therewith, in May 2016, the Company announced the relocation of its Lebanon, Indiana service center operations to LaPorte, Indiana which was completed during fiscal 2018.

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

As of November 1, 2018, there were approximately 42 holders of record of the Company’s common stock.

The Company has historically paid quarterly cash dividends.  While it is the Company’s intention to continue to pay quarterly cash dividends for fiscal 2019 and beyond, any decision to pay future cash dividends will be made by the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition and other factors.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Groups for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2013 and the reinvestment of any dividends during the period. The Russell 2000 is a broad‑based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid‑sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company’s current market capitalization status and this index is also provided on a comparable basis. The companies included in the New Peer Group Index: Allegheny Technologies, Inc., Arconic, Inc., Carpenter Technology Corp., Commercial Metals, Inc., Global Brass and Copper Holdings, Inc., Insteel Industries, Inc., Kaiser Aluminum Corporation, Materion Corporation, Olympic Steel, Inc., and Universal Stainless & Alloy Products, Inc.. The companies included in the Old Peer Group Index are: Allegheny Technologies, Inc., Universal Stainless & Alloy Products, Inc., A. M. Castle & Co. and Carpenter Technology Corp.  The Company chose to expand the number of companies into a new peer group as A.M. Castle & Co. ceased trading on a public exchange which left the old peer group with only three comparable companies.  Management believes that the companies included in the Peer Groups, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Haynes, The Russell 2000 Index, The S&P MidCap 400

Index and our Peer Group

COMPARISON OF CUMULATIVE TOTAL RETURN
Haynes International Inc.
S&P Midcap 400 Index
Russell 2000 Index
New peer Group
Old Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2013
2014
2015
2016
2017
2018
ASSUMES $100 INVESTED ON SEP. 30, 2013
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEP. 30, 2018

	2013	2014	2015	2016	2017	2018
Haynes International, Inc.	100.00	103.37	86.79	87.39	86.59	87.60
Russell 2000	100.00	103.93	105.23	121.50	146.70	169.06
S&P MidCap 400	100.00	111.82	113.38	130.76	153.66	175.49
Old Peer Group	100.00	98.67	48.04	64.05	80.82	100.21
New Peer Group	100.00	143.96	91.25	105.45	123.37	128.31

Item 6.  Selected Financial Data

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2014	2015	2016	2017	2018
Statement of Operations Data:
Net revenues	$455,410	$487,635	$406,359	$395,209	$435,326
Cost of sales	408,112	393,971	358,779	365,499	387,648
Selling, general and administrative expense	38,693	42,572	39,684	42,393	47,111
Research and technical expense	3,556	3,598	3,698	3,855	3,785
Operating income (loss)	5,049	47,494	4,198	(16,538)	(3,218)
Interest expense (income), net	(71)	318	447	679	836
Provision for (benefit from) income taxes	1,369	16,690	(1,269)	(7,027)	17,697
Net income (loss)	$3,751	$30,486	$5,020	$(10,190)	$(21,751)
Net income (loss) per share:
Basic	$0.30	$2.45	$0.40	$(0.83)	$(1.75)
Diluted	$0.30	$2.45	$0.40	$(0.83)	$(1.75)
Dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,291,881	12,331,805	12,361,483	12,397,099	12,419,564
Diluted	12,321,700	12,344,209	12,366,197	12,397,099	12,419,564

	September 30,
	2014	2015	2016	2017	2018
Balance Sheet Data:
Working capital	$322,591	$332,015	$310,872	$300,468	$304,151
Property, plant and equipment, net	174,083	185,351	199,182	192,556	179,400
Total assets	610,771	638,191	649,601	621,819	588,694
Total debt	745	4,574	8,256	7,896	8,127
Long-term portion of debt	745	4,574	8,256	7,896	7,980
Accrued pension and postretirement benefits(1)	177,797	217,837	255,346	208,476	170,180
Stockholders’ equity	346,730	341,989	311,299	333,772	333,220
Cash dividends paid	10,906	10,952	10,988	11,009	11,013

	2014	2015	2016	2017	2018
Consolidated Backlog at Fiscal Quarter End(2):
1st quarter	$180.2	$215.5	$204.7	$167.3	$205.7
2nd quarter	202.3	220.4	193.5	170.8	212.3
3rd quarter	204.7	192.9	187.2	180.9	220.6
4th quarter	221.3	185.8	168.3	177.3	216.0

	Year Ended September 30,
	2014	2015	2016	2017	2018
Average nickel price per pound(3)	$8.20	$4.49	$4.63	$5.10	$5.68

(1)

Significant increases in the pension and postretirement benefits liability occurred in fiscal 2015, primarily due to a change to a new mortality table, and in fiscal 2016, which was mostly due to reductions in the discount rate used to value the future liability. Conversely, significant decreases occurred in fiscal 2017 and fiscal 2018 primarily due to the increase in the discount rate used to value the future liability.  This has been reflected actuarially as a change to the Pension and Postretirement Benefits Liability and a corresponding change to the accumulated Other Comprehensive Loss account. On a prospective basis, if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss.

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

	Year Ended September 30,
	2014		2015		2016		2017		2018
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Net Revenues
(dollars in millions)
Aerospace	$195.2	42.9%	$215.1	44.1%	$197.4	48.6%	$192.5	48.7%	$226.9	52.1%
Chemical processing	113.4	24.9	111.6	22.9	72.3	17.8	70.5	17.8	79.2	18.2
Industrial gas turbine	86.7	19.0	74.4	15.3	68.1	16.8	61.5	15.6	52.4	12.0
Other markets	44.4	9.8	59.8	12.2	45.0	11.0	43.2	10.9	53.4	12.3
Total product	439.7	96.6	460.9	94.5	382.8	94.2	367.7	93.0	411.9	94.6
Other revenue(1)	15.7	3.4	26.7	5.5	23.6	5.8	27.5	7.0	23.4	5.4
Net revenues	$455.4	100.0%	$487.6	100.0%	$406.4	100.0%	$395.2	100.0%	$435.3	100.0%
U.S.	$261.6	57.4%	$287.7	59.0%	$233.6	57.5%	$235.5	59.6%	$258.3	59.3%
Foreign	$193.8	42.6%	$199.9	41.0%	$172.8	42.5%	$159.7	40.4%	$177.0	40.7%
Shipments by Market (millions of pounds)
Aerospace	8.8	40.7%	9.2	45.3%	8.7	48.3%	8.8	48.6%	9.8	53.3%
Chemical processing	5.2	24.2	4.3	21.2	2.8	15.6	3.2	17.7	3.9	21.2
Industrial gas turbine	5.9	27.2	4.7	23.2	5.0	27.8	4.5	24.9	2.9	15.8
Other markets	1.7	7.9	2.1	10.3	1.5	8.3	1.6	8.8	1.8	9.8
Total Shipments	21.7	100.0%	20.3	100.0%	18.0	100.0%	18.1	100.0%	18.4	100.0%
Average Selling Price Per Pound
Aerospace	$22.10		$23.27		$22.64		$21.76		$23.05
Chemical processing	21.63		25.97		26.68		22.28		20.54
Industrial gas turbine	14.74		15.99		13.71		13.77		18.27
Other markets	26.11		28.98		30.74		26.36		29.14
Total product(2)	20.30		22.75		21.31		20.30		22.38
Total average selling price	21.02		24.07		22.62		21.81		23.66

(1)

Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements). Other revenue does not include associated shipment pounds.

(2)	Total product price per pound excludes “Other Revenue”.

Aerospace demand in the first half of fiscal 2014 was negatively impacted by customer destocking within the supply chain. This period of low demand began to recover in the latter half of fiscal 2014, and the recovery continued through fiscal 2015, which proved to be a record year in volume for the Company in aerospace shipments at that time.  Aerospace demand moderated slightly in fiscal 2016 due to delays in the transition to new engine platforms combined with some softness in demand driven by lower oil and fuel costs.  As these issues normalized, pounds shipped increased slightly in fiscal 2017 although at a lower average selling price, resulting in a decline in aerospace revenues in fiscal 2017.   Underpinning demand for new engines is a desire for more fuel-efficiency and lower emissions, which had been tempered with previous decreases in fuel prices. The slight pull-back was temporary, and in fiscal 2018 aerospace volume hit record levels and revenue increased 17.9% and represented 52.1% of the Company’s overall revenue.  Boeing and Airbus have reported sizeable backlog increases along with forecasted increases in production schedules and continued emphasis on accelerating production. Management also anticipates that the maintenance, repair and overhaul business will continue at a steady to increasing pace due to required maintenance schedules for the rising number of engines in service year‑over‑year.

Chemical processing industry revenue declined in both fiscal 2014 and 2015 then took a sizable step down in fiscal 2016 and decreased again in fiscal 2017.  Sales into this market in fiscal 2015 and the second half of fiscal 2016 included some high-value special application projects with high average selling prices per pound, but overall base-volumes in this market were low in both fiscal 2015 and 2016 compared to prior years. Fiscal 2017 volume shipments increased, but at a lower average price per pound, resulting in lower chemical processing revenue in fiscal 2017 compared to fiscal

2016.  Chemical processing revenue in fiscal 2018 increased 12.3% due to recovery in the base business, as well as a moderate increase in specialty application projects.  Demand for large volume orders has been at relatively low levels during the past several years. The main driver of demand in this market is capital spending in the chemical processing sector driven by end‑user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to oil prices, currency fluctuations and fiscal policies as well as world economic conditions and GDP growth. Increased sales to the chemical processing industry in fiscal 2018 were related to improvement in global spending in the chemical processing sector. Additional drivers of demand in this market were the increase in North American production of natural gas liquids and the further downstream processing of chemicals that may utilize equipment that requires high‑performance alloys.

Sales to the industrial gas turbine market have declined each year from fiscal 2014 to 2018.  The collapse of oil prices in 2014 had an adverse impact on small-frame industrial gas turbines used to power oil platforms and transmission systems.  As oil prices have moderately recovered, demand has shown improvement in the small-frame turbines.  Reported significant overcapacity in large-frame turbines primarily used for electrical generation combined with growth in renewable energy facilities has taken a toll on demand for large frame gas turbines.  Two of the large OEM producers of large-frame turbines have reported weak demand and announced restructuring plans in their power generation businesses.   While this period of weak demand is not expected to recover quickly, management believes that long‑term demand in this market will stabilize due to higher activity in power generation and alternative power systems. Industrial gas turbines are favored in electric generating facilities due to low capital cost at installation, fewer emissions than traditional fossil fuel‑fired facilities and favorable natural gas prices provided by availability of non-conventional (shale) gas supplies. As the large-turbine overbuilt situation improves, demand for industrial gas turbines is expected to increase.

Volume shipped into the other markets category increased from fiscal 2014 to 2015, then moderated in fiscal 2016 and improved in both fiscal 2017 and 2018.  Sales to this market in fiscal 2015 included some high-value special application projects with high average selling prices per pound.  The industries in this category focus on upgrading overall product quality, improving product performance through increased efficiency, prolonging product life and lowering long‑term costs. Companies in these industries are looking to achieve these goals through the use of “advanced materials” which support the increased use of high‑performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue‑gas desulfurization, automotive and heat treating, the Company expects increased levels of activity overall in non‑traditional markets such as fuel cells and alternative energy applications in the long term.

Planned Equipment Outage and Upgrade

The Company is undergoing a significant planned equipment outage and upgrade in the Company’s cold-finishing production area during the first quarter of fiscal 2019.  Certain components of one of the three annealing lines will be down for a planned upgrade which began in mid-October 2018.  The duration is expected to be ten to twelve weeks, with the upgraded annealing line put back into service at the end of December 2018 or early January 2019.  The additional capital expenditure related to this outage is approximately $2.0 million.  This outage is necessary to attain the higher capacity levels expected from the Company’s recent capital investments.  Production levels through the cold-finishing production area before the upgrade were at 13.5 million pounds, and the upgrade is expected to increase capacity to 18.0 million pounds.   This outage is expected to have a significant impact on the Company’s financial results in the first quarter of fiscal 2019, with reduced revenue and reduced profitability to below breakeven.  However, once complete, this line is expected to be one of the key drivers to revenue growth and strengthening profitability over the balance of fiscal 2019.

Summary of Capital Spending

Capital spending was $15.0 million and $11.1 million in fiscal 2017 and 2018, respectively, and the forecast for capital spending in fiscal 2019 is approximately $16.0 million.  The $16.0 million of planned capital spending in fiscal 2019 includes the completion of bright annealing upgrades of approximately $2.0 million.

Strategic Acquisition Activity

Growth through strategic acquisitions is an important part of the Company’s overall strategy to increase shareholder value.  During the third quarter of fiscal 2018, we recorded an expense of $1.5 million related to certain legal and due-diligence costs incurred in a strategic acquisition initiative that reached late stage negotiations, but ultimately did not result in an executed purchase agreement.  The Company remains committed to pursuing alternative strategies to increase shareholder value and strengthen the Company.

Chief Executive Officer Transition

During the third quarter of fiscal 2018, Mark M. Comerford informed the Board of Directors of his intention to retire as President and Chief Executive Officer and a director of the Company.  Effective as of May 29, 2018, the Board of Directors appointed Michael L. Shor as interim President and Chief Executive Officer of the Company.  Effective September 1, 2018, the Board of Directors unanimously appointed Mr. Shor as the Company’s President and Chief Executive Officer.  In connection with his interim appointment, Mr. Shor resigned as a member of the Corporate Governance and Nominating Committee of the Company’s Board and then, upon accepting the permanent position, Mr. Shor stepped down from his role as Chairman of the Board but remains a member of the Board.  Robert H. Getz, a director of the Company since 2006, has been elected by the Board to replace Mr. Shor as Chairman.

Mr. Shor has been a director of the Company since August 1, 2012. Mr. Shor retired as Executive Vice President—Advanced Metals Operations & Premium Alloys Operations of Carpenter Technology Corporation (“Carpenter”) on July 1, 2011 after a thirty-year career with Carpenter. At Carpenter, Mr. Shor held managerial positions in technology, marketing and operations before assuming full responsibility for the performance of Carpenter’s operating divisions.  The Board believes Mr. Shor's extensive management experience, and specific specialty materials experience, well qualify him for his role as President and Chief Executive Officer.

In connection with Mr. Comerford’s retirement, the Company entered into a Resignation and General Release Agreement (the “Retirement Agreement”). Under the Retirement Agreement, Mr. Comerford resigned from all positions he held as an officer or director of the Company or any of its subsidiaries and as a member of the Board effective as of May 29, 2018 (the “Resignation Date”) and served as an advisor to the Chief Executive Officer of the Company until September 30, 2018. Between the Resignation Date and September 30, 2018, Mr. Comerford continued to receive his base salary at the same rate as in effect on the Resignation Date and participated in the employee health and welfare benefit plans offered by the Company to its employees, subject to the terms and conditions of such plans.  In connection with Mr. Comerford’s retirement, the Company recorded costs in the amount of $1.3 million as a charge to expense during fiscal 2018.

Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other changes was a permanent reduction in the federal corporate income tax rate from 35% to 21%, which the Company expects will positively impact the Company’s future effective tax rate and after-tax earnings in the United States. As a result of the Act, the Company’s blended federal corporate income tax rate for fiscal 2018 was 24.5%.

As a result of the reduction in the federal corporate income tax rate, the Company was required to revalue its net deferred tax asset to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset as a one-time non-cash charge on its income statement.  This resulted in a discrete tax expense adjustment of $16.6 million, which increased the Company’s reported net loss for fiscal 2018.  Additionally, the Act resulted in the recording of a one-time tax on foreign sourced income which amounted to $2.2 million, for a total impact of $18.8 million, which further increased the Company’s reported net loss for fiscal 2018.

Expansion of LaPorte, Indiana Operations

The Company announced on May 2, 2016 its decision to expand and streamline its distribution footprint by investing in new plant and equipment at its processing facility located in LaPorte, Indiana.  In connection with the expansion, the Company relocated its service center operations in Lebanon, Indiana to LaPorte.  The project began in the first quarter of fiscal 2016 and was completed by the end of the first quarter of fiscal 2018.   During fiscal 2018, the Company expensed $1.5 million for costs related to the relocation, including but not limited to, physical relocation costs, employee retention costs and duplicate lease costs.

Volumes, Competition and Pricing

Volumes remained at a low-level through fiscal 2018 with volumes for fiscal 2016, 2017 and 2018 at 18.0 million, 18.1 million and 18.4 million pounds, respectively.  Fiscal 2016 and 2017 lower volume levels were driven by low chemical processing base business levels due to the collapse of the oil & gas market and its impact on capital spending decisions in the chemical processing market.  Also, special projects were at weak levels in certain quarters.  In fiscal 2018, volumes improved in aerospace, chemical processing base business and special projects, however volumes in industrial gas turbines declined dramatically.  In fiscal 2018, volumes into the aerospace market, chemical processing and other markets increased 11.3%, 21.9% and 11.8%, respectively, while volumes into the industrial gas turbine market declined 35.9%. Volumes below the 20-million-pound level (or 5 million pounds per quarter) create a significant margin headwind.  Several initiatives are underway to improve volume levels.  Volume in the fourth quarter of fiscal 2018 improved, and the 5-million-pound level was achieved, together with expansion of margins and profitability.

Product average selling price per pound in fiscal 2018 increased overall within each market with the exception of chemical processing, compared to fiscal 2017.  The decline in the chemical processing product average selling price per pound was related to a higher amount of base-business commodity products.  Several focus initiatives are underway to improve pricing and margins in certain products, especially proprietary alloys and those manufactured on constrained equipment, as well as reducing costs and improving volume levels. These initiatives include effectively utilizing open capacity on major assets and managing mix at constrained assets in order to, among other things, derive a proper return on investment from the $120 million in growth capital the Company has invested since 2012.  In addition, these initiatives include programs designed to take advantage of the Company’s expert technical abilities in delivering innovative products and applications combined with its niche manufacturing and value-added service capabilities to penetrate end markets.

The average market price of nickel as reported by the London Metals Exchange in fiscal 2014 was $7.51 per pound, which declined 20.9% to $5.94 per pound for fiscal 2015, declined 30.3% further to $4.14 per pound in fiscal 2016, then increased moderately to $4.70 in fiscal 2017 and increased 30.0% to $5.95 in fiscal 2018.  The London Metals Exchange price for the 30-days ending September 30, 2018 was $5.68 per pound.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  Conversely, in a period of rising prices, the FIFO inventory valuation normally results in lower costs of sales as compared to the last-in, first out method.

Gross Profit Margin Trend Performance

The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2017 and fiscal 2018.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2017
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$93,355	$103,112	$97,977	$100,765
Gross Profit Margin	10,487	9,788	3,662	5,773
Gross Profit Margin %	11.2%	9.5%	3.7%	5.7%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2018
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$89,693	$110,206	$113,114	$122,313
Gross Profit Margin	7,010	11,452	13,270	15,946
Gross Profit Margin %	7.8%	10.4%	11.7%	13.0%

After hitting extremely low levels in the second half of fiscal 2017, gross margins have improved ending with gross margin in the fourth quarter of fiscal 2018 at $15.9 million and gross margin as a percentage of net sales at 13.0%.  As described above, several focus initiatives are underway to improve margins including improving volumes and pricing, mix management and cost reductions.  The fourth quarter volume was 5.0 million pounds, which was higher than previous quarters and at a level that begins to decrease the headwind of poor absorption of fixed costs.  Gross margin dollars also improved due to better levels of specialty application projects in fiscal 2018 and better pricing levels.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $291.9 million at September 30, 2018, an increase of $32.7 million or 12.6% from $259.1 million at September 30, 2017. This increase of $32.7 million includes an increase in inventory of $28.6 million and accounts receivable of $11.8 million, partially offset by increases in accounts payable and accrued expenses of $7.7 million.  The higher level of inventory is driven by the high backlog levels and higher production levels over the course of fiscal 2018.

Dividends Declared

On November 15, 2018, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend is payable December 17, 2018 to stockholders of record at the close of business on December 3, 2018. The aggregate cash payout based on current shares outstanding will be approximately $2.8 million, or approximately $11.0 million on an annualized basis.

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

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2017	2017	2017	2017	2018	2018	2018
Backlog
Dollars (in thousands)	$167,286	$170,848	$180,922	$177,300	$205,718	$212,312	$220,596	$216,020
Pounds (in thousands)	6,795	6,960	7,496	6,453	8,073	7,764	7,646	7,260
Average selling price per pound	$24.62	$24.55	$24.14	$27.48	$25.48	$27.35	$28.85	$29.75
Average nickel price per pound
London Metals Exchange(1)	$5.00	$4.64	$4.05	$5.10	$5.18	$6.08	$6.85	$5.68

(1)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog was $216.0 million at September 30, 2018, a decrease of approximately $4.6 million, or 2.1%, from $220.6 million at June 30, 2018. The backlog dollars decreased during the fourth quarter of fiscal 2018 due to a 5.0% decrease in backlog pounds partially offset by a 3.1% increase in backlog average selling price.  The primary driver for the reduction in backlog was lower order entry which is typical during the summer months especially from the Company’s European customers.  The increase in average selling price is due to a higher-value product mix and higher selling prices in the backlog.

The backlog increased by $38.7 million, or 21.8%, from $177.3 million at September 30, 2017 to $216.0 million at September 30, 2018 due to a 12.5% increase in backlog pounds combined with an 8.3% increase in backlog average selling price.  The increase in backlog pounds was primarily driven by increases in demand in the aerospace, chemical processing and other markets.  This overall increase in backlog underlies management’s optimism for improving financial results going forward.

Revenues by geographic area

Net revenues in fiscal 2016, 2017 and 2018 were generated primarily by the Company’s U.S. operations. Sales to domestic customers comprised approximately 58%, 60% and 59% of the Company’s net revenues in fiscal 2016, 2017 and

2018, respectively. In addition, the majority of the Company’s operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company’s domestic sales and manufacturing facilities in the U.S.

The Company’s foreign and export sales were approximately $172.8 million, $159.7 million and $177.0 million for fiscal 2016, 2017 and 2018, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2017	2017	2017	2017	2018	2018	2018
Net revenues (in thousands)
Aerospace	$45,784	$49,536	$46,895	$50,300	$46,839	$59,033	$59,646	$61,380
Chemical processing	19,128	18,081	15,017	18,241	13,356	21,148	21,364	23,301
Industrial gas turbine	14,593	17,827	14,731	14,372	13,421	11,755	11,866	15,308
Other markets	8,429	9,923	14,379	10,472	9,238	12,724	14,863	16,592
Total product revenue	87,934	95,367	91,022	93,385	82,854	104,660	107,739	116,581
Other revenue	5,421	7,745	6,955	7,380	6,839	5,546	5,375	5,732
Net revenues	$93,355	$103,112	$97,977	$100,765	$89,693	$110,206	$113,114	$122,313
Shipments by markets (in thousands of pounds)
Aerospace	2,017	2,322	2,207	2,301	2,023	2,578	2,645	2,598
Chemical processing	605	771	858	929	687	1,000	1,018	1,150
Industrial gas turbine	1,039	1,403	1,011	1,015	876	640	622	728
Other markets	316	350	501	472	332	479	498	524
Total shipments	3,977	4,846	4,577	4,717	3,918	4,697	4,783	5,000
Average selling price per pound
Aerospace	$22.70	$21.33	$21.25	$21.86	$23.15	$22.90	$22.55	$23.63
Chemical processing	31.62	23.45	17.50	19.64	19.44	21.15	20.99	20.26
Industrial gas turbine	14.05	12.71	14.57	14.16	15.32	18.37	19.08	21.03
Other markets	26.67	28.35	28.70	22.19	27.83	26.56	29.85	31.66
Total average selling price (product only; excluding other revenue)	22.11	19.68	19.89	19.80	21.15	22.28	22.53	23.32
Total average selling price (including other revenue)	23.47	21.28	21.41	21.36	22.89	23.46	23.65	24.46

Results of Operations

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2017		2018		Amount	%
Net revenues	$395,209	100.0%	$435,326	100.0%	$40,117	10.2%
Cost of sales	365,499	92.5%	387,648	89.0%	22,149	6.1%
Gross profit	29,710	7.5%	47,678	11.0%	17,968	60.5%
Selling, general and administrative expense	42,393	10.7%	47,111	10.8%	4,718	11.1%
Research and technical expense	3,855	1.0%	3,785	0.9%	(70)	(1.8)%
Operating income (loss)	(16,538)	(4.2)%	(3,218)	(0.7)%	13,320	(80.5)%
Interest income	(186)	(0.0)%	(82)	(0.0)%	104	(55.9)%
Interest expense	865	0.2%	918	0.2%	53	6.1%
Income (loss) before income taxes	(17,217)	(4.4)%	(4,054)	(0.9)%	13,163	(76.5)%
Provision for (benefit from) income taxes	(7,027)	(1.8)%	17,697	4.1%	24,724	(351.8)%
Net income (loss)	$(10,190)	(2.6)%	$(21,751)	(5.0)%	$(11,561)	113.5%
Net income (loss) per share:
Basic	$(0.83)		$(1.75)
Diluted	$(0.83)		$(1.75)
Weighted average shares outstanding:
Basic	12,397,099		12,419,564
Diluted	12,397,099		12,419,564

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2017	2018	Amount	%
Net revenues (dollars in thousands)
Aerospace	$192,515	$226,898	$34,383	17.9%
Chemical processing	70,467	79,169	8,702	12.3%
Industrial gas turbine	61,523	52,350	(9,173)	(14.9)%
Other markets	43,203	53,417	10,214	23.6%
Total product revenue	367,708	411,834	44,126	12.0%
Other revenue	27,501	23,492	(4,009)	(14.6)%
Net revenues	$395,209	$435,326	$40,117	10.2%
Pounds by market (in thousands)
Aerospace	8,847	9,844	997	11.3%
Chemical processing	3,163	3,855	692	21.9%
Industrial gas turbine	4,468	2,866	(1,602)	(35.9)%
Other markets	1,639	1,833	194	11.8%
Total shipments	18,117	18,398	281	1.6%
Average selling price per pound
Aerospace	$21.76	$23.05	$1.29	5.9%
Chemical processing	22.28	20.54	(1.74)	(7.8)%
Industrial gas turbine	13.77	18.27	4.50	32.7%
Other markets	26.36	29.14	2.78	10.5%
Total product (excluding other revenue)	20.30	22.38	2.08	10.2%
Total average selling price (including other revenue)	$21.81	$23.66	$1.85	8.5%

Net Revenues.  Net revenues were $435.3 million in fiscal 2018, an increase of 10.2% from $395.2 million in fiscal 2017, due to an increase in average selling price per pound combined with an increase in volume. The average product selling price was $22.38 per pound in fiscal 2018, an increase of 10.2%, or $2.08, from $20.30 per pound in fiscal 2017. Volume was 18.4 million pounds in fiscal 2018, an increase of 1.6% from 18.1 million pounds in fiscal 2017 with increases in the aerospace, chemical processing and other markets, however the increase was nearly offset by a dramatic drop in industrial gas turbine volumes of 35.9%. The average product selling price per pound increased as a result of higher raw material market prices, price increases and other pricing considerations, which increased average selling price per pound by approximately $1.14, combined with a higher value product mix, which increased the average selling price per pound by approximately $0.94.

Sales to the aerospace market were $226.9 million in fiscal 2018, an increase of 17.9% from $192.5 million in fiscal 2017, due to an 11.3%, increase in volume, combined with a 5.9%, or $1.29, increase in the average selling price per pound.  The increase in volume reflects the increase in new engine platform sales combined with the Company’s enhanced capacity from the cold-finishing capital investment.  The average selling price per pound increase reflects a change in market prices of raw materials and other pricing consideration, which increased average selling price per pound by approximately $1.32, partially offset by a slightly lower-value mix, which decreased average selling price per pound by approximately $0.03.

Sales to the chemical processing market were $79.2 million in fiscal 2018, an increase of 12.3% from $70.5 million in fiscal 2017, due to a 21.9% increase in volume, partially offset by a 7.8%, or $1.74, decrease in the average selling price per pound. Volumes increased in fiscal 2018 from low levels in both base business and special projects in fiscal 2017.  The average selling price per pound decrease reflects a lower-value product mix driven by the higher base-business volumes of commodity alloys combined with a change in market prices of raw materials and other pricing considerations, which decreased average selling price per pound by approximately $1.42 and $0.32, respectively.

Sales to the industrial gas turbine market were $52.4 million in fiscal 2018, a decrease of 14.9% from $61.5 million in fiscal 2017, due to a 35.9% decrease in volume partially offset by a 32.7%, or $4.50, increase in the average selling price per pound.  The decrease in volume was primarily due to weak demand, along with a lower level of ingot orders shipped in fiscal 2018 compared to the same period of fiscal 2017.  Demand for large-frame industrial gas turbines has been weak due to an over-build in the industry as well as growth in renewable energy facilities.  The two large OEM producers of large-frame turbines announced significant restructurings in their power generation businesses. The increase in average selling price per pound primarily reflects a change to a higher-value product mix and higher market raw material prices and other pricing considerations, which increased average selling price per pound by approximately $2.63 and $1.87, respectively.

 Sales to other markets were $53.4 million in fiscal 2018, an increase of 23.6% from $43.2 million in fiscal 2017, due to an 11.8% increase in volume, combined with a 10.5%, or $2.78, increase in average selling price per pound. The increase in volume is due primarily to increases in demand in the flue-gas desulfurization market.  The increase in average selling price reflects higher market raw material prices and other pricing considerations along with a higher-value product mix, which increased average selling price per pound by approximately $2.00 and $0.80, respectively.

Other Revenue.  Other revenue was $23.5 million in fiscal 2018, a decrease of 14.6% from $27.5 million in fiscal 2017. The decrease in other revenue is primarily attributable to decreased conversion services.

Cost of Sales.  Cost of sales was $387.6 million, or 89.0% of net revenues, in fiscal 2018 compared to $365.5 million, or 92.5% of net revenues, in fiscal 2017. Cost of sales in fiscal 2018 increased by $22.1 million primarily due to higher volumes, a higher-value product mix and costs associated with relocating the Lebanon service center to LaPorte as previously announced.

Gross Profit.  As a result of the above factors, gross margin was $47.7 million for fiscal 2018, an increase of $18.0 million from $29.7 million in fiscal 2017.  Gross margin as a percentage of net revenue increased to 11.0% in fiscal 2018 as compared to 7.5% in fiscal 2017.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $47.1 million for fiscal 2018, an increase of $4.7 million, or 11.1%, from $42.4 million in fiscal 2017. The significant drivers of the increase in fiscal 2018 included two events that took place during the third quarter of fiscal 2018.  First, expense of $1.5 million was recorded related to certain legal and due diligence costs incurred in a strategic acquisition initiative that reached late stage negotiations but ultimately did not result in an executed purchase agreement. Second, expense of $1.3 million was recorded related to the retirement of the Company’s Chief Executive Officer.  A portion of the increase in cost was attributable to higher management incentive compensation expense of $1.1 million and $0.5 million of increased bad debt expense.  As a result of the above-mentioned charges, selling, general and administrative expense as a percentage of net revenues increased to 10.8% for fiscal 2018 compared to 10.7% for the same period of fiscal 2017.

Research and Technical Expense.  Research and technical expense was $3.8 million, or 0.9% of revenue, for fiscal 2018, compared to $3.9 million, or 1.0% of net revenue, in fiscal 2017.

Operating Income/(Loss).  As a result of the above factors, operating loss in fiscal 2018 was $(3.2) million, compared to operating loss of $(16.5) million in fiscal 2017.

Income Taxes.  Income tax expense was $17.7 million during fiscal 2018, a difference of $24.7 million from a benefit of $7.0 million in the same period of fiscal 2017.  The higher tax expense for fiscal 2018 as compared to fiscal 2017 is primarily attributable to the passage of the Tax Cuts and Jobs Act during fiscal 2018, which required the Company to revalue its deferred tax assets based on the lowering of the statutory tax rate of 35% to 21% (24.5% in fiscal 2018).  The section entitled “Impact of the Tax Cuts and Jobs Act on Deferred Tax Assets” and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for the year ended September 30, 2018 set forth additional information regarding the impact of the Tax Cuts and Jobs Act.

Net Income/(Loss).  As a result of the above factors, net loss for fiscal 2018 was $(21.8) million (which includes a $20.9 million impact of the Tax Cuts and Jobs Act and other special charges), an increase of $11.6 million from net loss of $(10.2) million in fiscal 2017.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2016		2017		Amount	%
Net revenues	$406,359	100.0%	$395,209	100.0%	$(11,150)	(2.7)%
Cost of sales	358,779	88.3%	365,499	92.5%	6,720	1.9%
Gross profit	47,580	11.7%	29,710	7.5%	(17,870)	(37.6)%
Selling, general and administrative expense	39,684	9.8%	42,393	10.7%	2,709	6.8%
Research and technical expense	3,698	0.9%	3,855	1.0%	157	4.2%
Operating income (loss)	4,198	1.0%	(16,538)	(4.2)%	(20,736)	(493.9)%
Interest income	(108)	(0.0)%	(186)	(0.0)%	(78)	72.2%
Interest expense	555	0.1%	865	0.2%	310	55.9%
Income (loss) before income taxes	3,751	0.9%	(17,217)	(4.4)%	(20,968)	(559.0)%
Provision for (benefit from) income taxes	(1,269)	(0.3)%	(7,027)	(1.8)%	(5,758)	453.7%
Net income (loss)	$5,020	1.2%	$(10,190)	(2.6)%	$(15,210)	(303.0)%
Net income (loss) per share:
Basic	$0.40		$(0.83)
Diluted	$0.40		$(0.83)
Weighted average shares outstanding:
Basic	12,361,483		12,397,099
Diluted	12,366,197		12,397,099

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

Net Revenues.  Net revenues were $395.2 million in fiscal 2017, a decrease of 2.7% from $406.4 million in fiscal 2016, due to a decrease in average selling price per pound partially offset by an increase in volume. The average product selling price was $20.30 per pound in fiscal 2017, a decrease of 4.7%, or $(1.01), from $21.31 per pound in fiscal 2016. Volume was 18.1 million pounds in fiscal 2017, an increase of 0.8% from 18.0 million pounds in fiscal 2016 with increases in the aerospace, chemical processing and other markets. The average product selling price per pound decreased as a result of pricing competition and lower levels of specialty application projects, which decreased average selling price per pound by approximately $1.35, and a lower-value product mix, which decreased average selling price per pound by approximately $0.43, partially offset by higher raw material market prices, which increased average selling price by approximately $0.77 per pound.

Sales to the aerospace market were $192.5 million in fiscal 2017, a decrease of 2.5% from $197.4 million in fiscal 2016, due to a 3.9%, or $0.88, decrease in the average selling price per pound, partially offset by a 1.5% increase in volume.  The increase in volume reflects solid aerospace demand especially with respect to new generation engines.  The average selling price per pound decrease reflects an increase in pricing competition and a change to a lower-value product mix, which decreased average selling price per pound by approximately $1.03 and $0.63, respectively, partially offset by a change in market prices of raw materials, which increased average selling price per pound by approximately $0.78.

Sales to the chemical processing market were $70.5 million in fiscal 2017, a decrease of 2.6% from $72.3 million in fiscal 2016, due to a 13.2%, or $3.40, decrease in the average selling price per pound, partially offset by a 12.3% increase in volume. Volumes increased in fiscal 2017 from very low levels.  The decrease in the average selling price per pound reflects a change to a lower-value product mix and increased pricing competition, which decreased average selling price per pound by approximately $2.69 and $1.16, respectively, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.45.

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

Other Revenue.  Other revenue was $27.5 million in fiscal 2017, an increase of 17.0% from $23.5 million in fiscal 2016. The increase in other revenue was primarily attributable to increased conversion services and miscellaneous revenue combined with adjustments to sales reserves.

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

Liquidity and Capital Resources

Comparative cash flow analysis (2017 to 2018)

During fiscal 2018, the Company’s primary source of cash was cash on‑hand and the revolving credit facility which was temporarily drawn against in the fourth quarter of fiscal 2018, however paid back to zero by September 30, 2018.  At September 30, 2018, the Company had cash and cash equivalents of $9.8 million, inclusive of $7.3 million that was held by foreign subsidiaries in various currencies, compared to $46.3 million at September 30, 2017.

Net cash used in operating activities was $13.7 million in fiscal 2018 compared to net cash provided by operating activities of $13.1 million in fiscal 2017. The cash used in operating activities during fiscal 2018 was driven by increases in controllable working capital (inventory, accounts receivable, accounts payable and accrued expenses) of $32.3 million (excluding the impact of foreign exchange) compared to cash used of $2.8 million in fiscal 2017, as well as higher pension contributions of $8.8 million as compared to $6.8 million during fiscal 2017.  Additionally, the absence of cash provided in fiscal 2018 from restricted cash contributed to lower cash generated in fiscal 2018 as compared to fiscal 2017 of approximately $5.4 million.   These factors were partially offset by income generated from operations excluding the impacts of expense that do not impact cash such as depreciation and amortization expense, pension expense and income tax expense.

Net cash used in investing activities in fiscal 2018 of $11.1 million was lower than cash used in investing activities in fiscal 2017 of $15.0 million by $3.9 million as a result of lower additions to property, plant and equipment, primarily driven by capital spend in cold-finish during fiscal 2017 that did not repeat in fiscal 2018.

Net cash used in financing activities in fiscal 2018 of $11.5 million included $11.0 million of dividend payments and approximately $0.2 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.  Additionally, during the fourth quarter of fiscal 2018, the Company borrowed $4.2 million from the revolving credit facility which was fully repaid during the quarter.

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

Net cash used in investing activities in fiscal 2017 of $15.0 million was lower than cash used in investing activities in fiscal 2016 of $31.6 million by $16.6 million as a result of lower additions to property, plant and equipment, as the Company’s capacity expansion in sheet manufacturing was completed during fiscal 2017.

Net cash used in financing activities in fiscal 2017 of $11.4 million included $11.0 million of dividend payments and approximately $0.3 million of stock re-purchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2019 are expected to consist primarily of cash generated from operations, cash on‑hand and, if needed, borrowings under the U.S. revolving credit facility. At September 30, 2018, the Company had cash of $9.8 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2018, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of September 30, 2018, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;
•	Capital spending;
•	Dividends to stockholders; and
•	Pension and postretirement plan contributions.

Capital investment in fiscal 2018 was $11.1 million, and the plan for capital spending in fiscal 2019 is $16.0 million. See “Summary of Capital Spending” in this Annual Report on Form 10‑K for additional discussion of actual and planned capital spending.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2018:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$790	$280	$510	$—	$—
Operating lease obligations	4,527	2,681	1,714	132	—
Capital and finance lease obligations	17,696	1,011	1,994	2,036	12,655
Raw material contracts (primarily nickel)	26,104	26,104	—	—	—
Capital projects and other commitments	7,821	7,821	—	—	—
Pension plan(2)	61,452	4,000	12,000	12,000	33,452
Non-qualified pension plans	716	95	190	190	241
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	504	55	120	110	219
Total	$169,610	$47,047	$26,528	$24,468	$71,567

(1)	As of September 30, 2018, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $61,452 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.

(3)	Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation or Deflation

While neither inflation nor deflation has had, nor does the Company expect them to have, a material impact on operating results, there can be no assurance that the Company’s business will not be affected by inflation or deflation in the future. Historically, the Company has had the ability to pass on to customers both increases in consumable costs and material costs because of the value‑added contribution the material makes to the final product. Raw material comprises the most significant portion of product costs. Nickel, cobalt and molybdenum, the primary raw materials used to manufacture the Company’s products, all have experienced significant fluctuations in price. In the future, the Company may not be able to successfully offset rapid increases in the price of nickel or other raw materials. In the event of raw material price declines, the Company’s customers may delay order placement, resulting in lower volumes. In the event that raw material price increases that the Company is unable to pass on to its customers occur, the Company’s cash flows or results of operations could be materially adversely affected.

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

Revenue Recognition

Revenue is recognized when collectability is reasonably assured and when title passes to the customer which is generally at the time of shipment (F.O.B. shipping point or at a foreign port for certain export customers) or, in the case of conversion services, when the service is performed. Allowances for sales returns are recorded as a component of net revenues in the periods in which the related sales are recognized. Management determines this allowance based on historical experience. Should returns increase above historical experience, additional allowances may be required. Additionally, the Company recognizes revenue attributable to an up‑front fee received from Titanium Metals Corporation (“TIMET”) as a result of a twenty‑year agreement, entered into on November, 17, 2006 to provide conversion services to TIMET. See Note 15 Deferred Revenue for a description of accounting treatment relating to this up‑front fee.

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

The selection of the U.S. pension plan’s (the Plan) assumption for the expected long‑term rate of return on plan assets is based upon the Plan’s target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class’s expected return, the Plan’s return on assets assumption of 7.25% is reasonable, and is unchanged since last year’s assumption. The return on assets is based on fair value of the plan assets and their investment allocation at the beginning of the fiscal year. The Company also realizes that historical performance is no guarantee of future performance.

In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long‑term rate of return on plan assets would result in an increase in annual pension expense of about $493,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long‑term rate of return, an asset gain or loss is created. For funding purposes, gains and losses are generally amortized over a 7‑year period. As an example, each $1.0 million in asset loss created by unfavorable investment performance results in seven annual payments (contributions) of approximately $170,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $8.2 million higher liability for the U.S. pension plan and $4.4 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 6.8 and 7.5 years, respectively.

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

During the fourth quarter of fiscal 2018, the Company transferred assets of $13,576 to a third-party insurance company in exchange for the assumption of pension liability for approximately 397 retired participants.  The pension liability for those retirees is not included in the projected benefit obligation as of September 30, 2018.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s revolver availability is at a variable rate at September 30, 2017 and 2018. The Company’s outstanding variable rate debt was zero at September 30, 2017 and 2018. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the Company’s foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Foreign currency forward contracts are entered into as a means to partially offset the impact of cash transactions occurring at the foreign affiliates in currencies other than the entities’ functional currency.  The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. Any exposure aggregating more than $500,000 requires approval from the Company’s Vice President of Finance. The Company is not currently party to any currency contracts.

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

Item 8.  Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2018 and 2017 and for the years ended September 30, 2018, September 30, 2017 and September 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Haynes International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Indianapolis, IN

November 15, 2018

We have served as the Company's auditor since fiscal year 1998.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$46,328	$9,802
Accounts receivable, less allowance for doubtful accounts of $620 and $1,130 at September 30, 2017 and September 30, 2018, respectively	61,602	73,437
Inventories	244,457	273,045
Income taxes receivable	—	7,240
Other current assets	2,781	2,825
Total current assets	355,168	366,349
Property, plant and equipment, net	192,556	179,400
Deferred income taxes	58,133	25,454
Other assets	5,107	7,163
Goodwill	4,789	4,789
Other intangible assets, net	6,066	5,539
Total assets	$621,819	$588,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,802	$37,140
Accrued expenses	14,108	17,463
Income taxes payable	195	—
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	54,700	62,198
Long-term obligations (less current portion) (Note 18)	7,896	8,443
Deferred revenue (less current portion)	20,329	17,829
Deferred income taxes	1,741	1,919
Accrued pension benefits (less current portion)	90,957	62,072
Accrued postretirement benefits (less current portion)	112,424	103,013
Total liabilities	288,047	255,474
Commitments and contingencies (Notes 9 and 10)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,544,933 and 12,546,591 shares issued and 12,509,757 and 12,504,478 shares outstanding at September 30, 2017 and September 30, 2018, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	248,733	251,053
Accumulated earnings	159,366	126,588
Treasury stock, 35,176 shares at September 30, 2017 and 42,113 shares at September 30, 2018	(1,646)	(1,869)
Accumulated other comprehensive loss	(72,694)	(42,565)
Total stockholders’ equity	333,772	333,220
Total liabilities and stockholders’ equity	$621,819	$588,694

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2016	2017	2018
Net revenues	$406,359	$395,209	$435,326
Cost of sales	358,779	365,499	387,648
Gross profit	47,580	29,710	47,678
Selling, general and administrative expense	39,684	42,393	47,111
Research and technical expense	3,698	3,855	3,785
Operating income (loss)	4,198	(16,538)	(3,218)
Interest income	(108)	(186)	(82)
Interest expense	555	865	918
Income (loss) before income taxes	3,751	(17,217)	(4,054)
Provision for (benefit from) income taxes	(1,269)	(7,027)	17,697
Net income (loss)	$5,020	$(10,190)	$(21,751)
Net income (loss) per share:
Basic	$0.40	$(0.83)	$(1.75)
Diluted	$0.40	$(0.83)	$(1.75)
Weighted Average Common Shares Outstanding
Basic	12,361	12,397	12,420
Diluted	12,366	12,397	12,420

Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2016	2017	2018
Net income (loss)	$5,020	$(10,190)	$(21,751)
Other comprehensive income (loss), net of tax:
Pension and postretirement	(19,569)	39,624	32,029
Foreign currency translation adjustment	(7,001)	2,205	(1,900)
Other comprehensive income (loss)	(26,570)	41,829	30,129
Comprehensive income (loss)	$(21,550)	$31,639	$8,378

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2015	12,446,000	$12	$244,488	$186,533	$(1,091)	$(87,953)	$341,989
Net income (loss)				5,020			5,020
Dividends paid ($0.88 per share)				(10,988)			(10,988)
Other comprehensive loss						(26,570)	(26,570)
Exercise of stock options	10,000		310				310
Tax impact of forfeited vested options			(114)				(114)
Tax impact of dividends on restricted stock			(39)				(39)
Issue restricted stock (less forfeitures)	42,810						—
Purchase of treasury stock	(7,661)				(289)		(289)
Stock compensation			1,980				1,980
Balance September 30, 2016	12,491,149	$12	$246,625	$180,565	$(1,380)	$(114,523)	$311,299
Net income (loss)				(10,190)			(10,190)
Dividends paid ($0.88 per share)				(11,009)			(11,009)
Other comprehensive loss						41,829	41,829
Issue restricted stock (less forfeitures)	24,625	1	(1)				—
Purchase of treasury stock	(6,017)				(266)		(266)
Stock compensation			2,109				2,109
Balance September 30, 2017	12,509,757	$13	$248,733	$159,366	$(1,646)	$(72,694)	$333,772
Net income (loss)				(21,751)			(21,751)
Dividends paid and accrued ($0.88 per share)				(11,027)			(11,027)
Other comprehensive income						30,129	30,129
Issue restricted stock (less forfeitures)	1,658						—
Purchase of treasury stock	(6,937)				(223)		(223)
Stock compensation			2,320				2,320
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2016	2017	2018
Cash flows from operating activities:
Net income (loss)	$5,020	$(10,190)	$(21,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,533	21,601	22,627
Amortization	503	496	527
Pension and post-retirement expense - U.S. and U.K.	19,048	23,435	14,110
Change in long-term obligations	73	(15)	(7)
Stock compensation expense	1,980	2,109	2,320
Excess tax expense from restricted stock vesting	153	—	—
Deferred revenue	2,488	(7,488)	(2,500)
Deferred income taxes	1,428	(10,072)	23,115
Loss on disposition of property	438	612	250
Change in assets and liabilities:
Restricted cash	(5,446)	5,446	—
Accounts receivable	10,965	755	(12,590)
Inventories	6,611	(6,982)	(29,905)
Other assets	237	287	(2,120)
Accounts payable and accrued expenses	(1,782)	3,476	10,220
Income taxes	3,773	709	(7,406)
Accrued pension and postretirement benefits	(12,035)	(11,052)	(10,627)
Net cash provided by (used in) operating activities	53,987	13,127	(13,737)
Cash flows from investing activities:
Additions to property, plant and equipment	(31,633)	(15,006)	(11,085)
Net cash provided by (used in) investing activities	(31,633)	(15,006)	(11,085)
Cash flows from financing activities:
Revolving credit facility borrowings	—	—	4,200
Revolving credit facility repayments	—	—	(4,200)
Dividends paid	(10,988)	(11,009)	(11,013)
Proceeds from exercise of stock options	310	—	—
Payment for purchase of treasury stock	(289)	(266)	(223)
Excess tax expense from restricted stock vesting	(153)	—	—
Payment for debt issuance cost	(291)	—	—
Payments on long-term obligation	(91)	(166)	(258)
Net cash provided by (used in) financing activities	(11,502)	(11,441)	(11,494)
Effect of exchange rates on cash	(600)	351	(210)
Increase (decrease) in cash and cash equivalents:	10,252	(12,969)	(36,526)
Cash and cash equivalents:
Beginning of period	49,045	59,297	46,328
End of period	$59,297	$46,328	$9,802
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$486	$807	$860
Income taxes paid (refunded), net	$(6,471)	$2,335	$1,965
Capital expenditures incurred, but not yet paid	$1,869	$1,910	$703
Dividends declared but not yet paid	$—	$—	$14
Lease obligation incurred	$—	$4,100	$—

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

Note 2.  Summary of Significant Accounting Policies

A.Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Haynes International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated. The Company has manufacturing facilities in Kokomo, Indiana; Mountain Home, North Carolina; and Arcadia, Louisiana with service centers in LaPorte, Indiana; LaMirada, California; Houston, Texas; Windsor, Connecticut; Openshaw, England; Lenzburg, Switzerland; Shanghai, China; and sales offices in Paris, France; Zurich, Switzerland; Singapore; Milan, Italy; and Tokyo, Japan.

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

D.Revenue Recognition

The Company recognizes revenue when collectability is reasonably assured and when title passes to the customer, which is generally at the time of shipment with freight terms of free on board (FOB) shipping point or at a foreign port for certain export customers. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience. Additionally, the Company recognizes revenue attributable to an up-front fee received from Titanium Metals Corporation (TIMET) as a result of a twenty-year agreement entered into on November 17, 2006 to provide conversion services to TIMET. See Note 15 Deferred Revenue for a description of accounting treatment relating to this up-front fee.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist. If the carrying value of the trademarks exceeds the fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the years ended September 30, 2016, 2017 or 2018 because the fair value exceeded the carrying values.

During fiscal 2018, there were no changes in the carrying amount of goodwill.

Amortization of the patents, customer relationships and other intangibles was $503, $496 and $527 for the years ended September 30, 2016, 2017 and 2018, respectively. The following represents a summary of intangible assets at September 30, 2017 and 2018:

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount
Patents	$4,030	$(3,656)	$374
Trademarks	3,800	—	3,800
Customer relationships	2,100	(426)	1,674
Other	291	(73)	218
	$10,221	$(4,155)	$6,066

	Gross	Accumulated	Carrying
September 30, 2018	Amount	Amortization	Amount
Patents	$4,030	$(3,977)	$53
Trademarks	3,800	—	3,800
Customer relationships	2,100	(574)	1,526
Other	291	(131)	160
	$10,221	$(4,682)	$5,539

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2019	$255
2020	199
2021	179
2022	133
2023	129
Thereafter	844

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

The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. Interest is not capitalized when the balance on the revolver is zero.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized during the years ended September 30, 2016, 2017 or 2018.

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

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in selling, general and administrative expense.  Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts (See Note 19.).  The purpose of these forward contracts is to reduce income statement volatility resulting from the transaction gains and losses.

K.Research and Technical Costs

Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the years ended September 30, 2016, 2017 and 2018 were $3,698, $3,855 and $3,785, respectively.

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

M.Stock-based Compensation

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

N.Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2017 and 2018, the Company had no foreign currency exchange contracts outstanding.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2018, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

During 2016, 2017 and 2018, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses amounted to $688 in fiscal 2018 and were within management’s expectations.  The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2016	2017	2018
Numerator: Basic and Diluted
Net income (loss)	$5,020	$(10,190)	$(21,751)
Dividends	(10,988)	(11,009)	(11,027)
Undistributed income (loss)	(5,968)	(21,199)	(32,778)
Percentage allocated to common shares (a)	99.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(5,910)	(21,199)	(32,778)
Dividends paid on common shares outstanding	10,881	10,905	10,933
Net income (loss) available to common shares	4,971	(10,294)	(21,845)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,361,483	12,397,099	12,419,564
Adjustment for dilutive potential common shares	4,714	—	—
Weighted average shares outstanding - Diluted	12,366,197	12,397,099	12,419,564

Basic net income (loss) per share	$0.40	$(0.83)	$(1.75)
Diluted net income (loss) per share	$0.40	$(0.83)	$(1.75)

Number of stock option shares excluded as their effect would be anti-dilutive	378,852	310,417	329,276
Number of restricted stock shares excluded as their effect would be anti-dilutive	121,285	107,854	91,008

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,361,483	12,397,099	12,419,564
Unvested participating shares	121,185	—	—
	12,482,668	12,397,099	12,419,564

Q.Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements.  An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company will adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update, recognized in the first quarter of fiscal 2019.  The Company has evaluated the impact of this standard on individual customer contracts and based on this evaluation determined that from time to time, the Company may have customer agreements that require revenue to be recognized over time due to there being no alternative use for the product without significant economic loss and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  As of September 30, 2018, there were not any outstanding contracts that would require a cumulative adjustment to retained earnings under the modified retrospective method of implementation.  Certain liabilities for estimated product returns will be re-classified to accrued expenses from a contra-asset within accounts receivable, less allowance for doubtful accounts.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230).  This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  This update is effective for fiscal years beginning after December 15, 2017, and is to be adjusted retrospectively.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  This new guidance requires entities to (1) disaggregate the service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented.  In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.  The amendments in this ASU also only allow the service cost component to be eligible for capitalization.  This new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  The amendments are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company will adopt the standard on October 1, 2018.  As a result of the retrospective change in presentation, the adoption of this guidance will result in the reclassification of cost of goods sold of $14,997 and $7,040, and selling, general and administrative expense of $1,806 and $1,198, for the fiscal years ended September 30, 2017 and 2018, respectively, to Nonoperating retirement benefit expense on the Consolidated Statements of Operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  This new guidance removes and modifies disclosure requirements on fair value statements.  This update is effective for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact, if any, on its disclosures in the Notes to Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).  This new guidance removes and modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Some disclosure requirements that are removed include, among others, amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.  This update is effective for fiscal years beginning after December 15, 2020.  Early adoption is permitted.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The following is a summary of the major classes of inventories:

	September 30,	September 30,
	2017	2018
Raw Materials	$18,731	$17,897
Work-in-process	130,019	147,921
Finished Goods	94,331	105,640
Other	1,376	1,587
	$244,457	$273,045

Note 4.  Property, Plant and Equipment

The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2017	2018
Land and land improvements	$9,345	$9,462
Buildings and improvements	44,705	45,327
Machinery and equipment	289,035	281,329
Construction in process	5,692	7,292
	348,777	343,410
Less accumulated depreciation	(156,221)	(164,010)
	$192,556	$179,400

As of September 30, 2018, the Company has $200 of assets under a capital lease for equipment related to the service center operation in Shanghai, China and $7,483 of assets under capital or finance leases for two buildings at the LaPorte, Indiana service center.

Note 5.  Accrued Expenses

The following is a summary of the major classes of accrued expenses:

	September 30,
	2017	2018
Employee compensation	$7,791	$8,825
Taxes, other than income taxes	2,422	2,673
Employee termination liabilities	—	1,562
Professional fees	746	1,225
Management incentive compensation	—	1,104
Utilities	909	982
Capital lease obligation, current	926	147
Other	1,314	945
	$14,108	$17,463

Note 6.  Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income was taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company was lowered to 21.0%.  During fiscal 2018, deferred tax assets were revalued to the lower statutory rates of

21.0% which resulted in increased tax during fiscal 2018 of $16,633.  An additional component of the Act, the transition tax applied on accumulated earnings and profits of controlled foreign corporations, resulted in increased tax expense of $2,170 during fiscal 2018.

On December 22, 2017, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. As of September 30, 2018 the Company has completed its accounting for the income tax effects of the Act with the exception of the provisions related to Global Intangible Low Taxed Income (“GILTI”).

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

The components of income (loss) before provision for income taxes and the provision for income taxes are as follows:

	Year Ended September 30,
	2016	2017	2018
Income (loss) before income taxes:
U.S.	$(4,160)	$(25,090)	$(16,650)
Foreign	7,911	7,873	12,596
Total	$3,751	$(17,217)	$(4,054)
Provision for (benefit from) income taxes:
Current:
U.S. Federal	$(4,427)	$933	$(7,690)
Foreign	1,368	1,652	2,404
State	(141)	401	(137)
Total	(3,200)	2,986	(5,423)
Deferred:
U.S. Federal	4,582	(8,781)	25,141
Foreign	(105)	—	—
State	(2,954)	(1,427)	(2,496)
Valuation allowance	408	195	475
Total	1,931	(10,013)	23,120
Total provision for (benefit from) income taxes	$(1,269)	$(7,027)	$17,697

The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2016	2017	2018
Statutory federal tax rate	35.00%	35.00%	24.53%
Tax provision for income taxes at the statutory rate	$1,313	$(6,026)	$(1,059)
Foreign tax rate differentials	(1,505)	(1,103)	(685)
Provision for state taxes, net of federal taxes	778	(371)	(45)
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	523	452	240
Manufacturer’s deduction	(98)	—	(86)
Tax credits	(1,198)	(409)	(511)
Transition tax	—	—	2,170
Federal and state tax rate change impact on deferred tax asset	(1,819)	192	16,633
Net operating loss carryback	—	—	407
Change in valuation allowance	408	195	475
Other, net	329	43	158
Provision for income taxes at effective tax rate	$(1,269)	$(7,027)	$17,697
Effective tax rate	(33.8)%	40.8%	(436.5)%

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

During fiscal 2018, the Company’s effective tax rate was negative relative to the statutory rate primarily due to the tax reform act that resulted in significant impacts on the value of the deferred tax asset as well a one-time transition tax on income generated by foreign entities.  The tax reform act lowered the statutory rate from 35% to 21%, however, the 2018 statutory rate is calculated to be 24.53% based on the fiscal year-end date of September 30, 2018.

Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2017	2018
Deferred tax assets:
Pension and postretirement benefits	$74,602	$38,343
TIMET Agreement	8,417	4,775
Inventories	2,080	2,091
Accrued compensation and benefits	2,107	1,387
Accrued expenses and other	5,277	2,977
Tax attributes	11,579	4,178
Valuation allowance	(1,017)	(1,661)
Total deferred tax assets	$103,045	$52,090
Deferred tax liabilities:
Property, plant and equipment, net	$(45,155)	$(27,521)
Intangible and other	(1,498)	(1,034)
Total deferred tax liabilities	$(46,653)	$(28,555)

Net deferred tax assets (liabilities)	$56,392	$23,535

As of September 30, 2018, the Company had state tax net operating loss carryforwards of $18,477, tax credits of $3,113 and foreign net operating loss carryforwards of $2,236. These tax attributes begin to expire in 2026, 2020, and 2020, respectively.  The Company has recorded a valuation allowance against the foreign net operating loss carryforwards of $1,526 and federal and state tax credits of $1,152 because management does not believe that it is more likely than not that net operating loss carryforwards will be realized.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $65,750 at September 30, 2018. The Company considers those earnings reinvested indefinitely and, accordingly, aside from the one-time transition tax associated with the Act, no additional provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

As of September 30, 2018, the Company is open to examination in the U.S. for the 2015 through 2018 tax years and in various foreign jurisdictions from 2016 through 2018. The Company is also open to examination in various states in the U.S., none of which were individually material.  The Company is currently under examination by the Internal Revenue Service for the 2015 tax year.

Note 7.  Debt

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the Company. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate,” plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of September 30, 2018, the U.S. revolving credit facility had a zero balance. In addition, the Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing. The Company is subject to certain covenants such as fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock).  Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

The Company’s U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 1,700 Pounds Sterling ($2,215), all of which was available on September 30, 2018. The Company’s French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 240 Euro ($278), all of which was available on September 30, 2018.  The Company’s Swiss subsidiary (Haynes International AG) has an overdraft banking facility of 400 Swiss Francs ($407), all of which was available on September 30, 2018.

Note 8.  Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for these groups. Expenses associated with this plan for the years ended September 30, 2016, 2017 and 2018 totaled $1,652, $1,590 and $1,811, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2016, 2017 and 2018.

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

The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2016, 2017 and 2018 was $91, $19 and $34, respectively. Accrued liabilities in the amount of $777 and $716 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2017 and 2018, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company.  The Company’s liability related to total retiree health care costs is limited to $5,000 annually.

The Company made contributions of $6,000, $6,000, and $8,000 to fund its domestic Company-sponsored pension plan for the years ended September 30, 2016, 2017 and 2018, respectively. The Company’s U.K. subsidiary made contributions of $778, $804 and $782 for the years ended September 30, 2016, 2017 and 2018, respectively, to the U.K. pension plan.

During the fourth quarter of fiscal 2018, the Company transferred assets of $13,576 to a third-party insurance company in exchange for the assumption of pension liability for approximately 397 retired participants.  The pension liability for those retirees is not included in the projected benefit obligation as of September 30, 2018.

The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans is summarized below:

	Defined Benefit		Postretirement
	Pension Plans		Health Care Benefits
	Year Ended		Year Ended
	September 30,		September 30,
	2017	2018	2017	2018
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$337,338	$310,803	$125,117	$117,424
Service cost	6,282	5,536	350	336
Interest cost	10,577	10,801	4,292	4,311
Actuarial losses	(27,246)	(19,756)	(8,072)	(10,395)
Benefits paid	(14,682)	(14,178)	(4,263)	(3,663)
Transfer to third-party insurance company	—	(13,576)	—	—
Administrative expenses	(1,466)	(1,350)	—	—
Projected benefit obligation at end of year	$310,803	$278,280	$117,424	$108,013
Change in Plan Assets:
Fair value of plan assets at beginning of year	$207,963	$224,094	$—	$—
Actual return on assets	25,475	18,501	—	—
Employer contributions	6,804	8,782	4,263	3,663
Benefits paid	(14,682)	(14,178)	(4,263)	(3,663)
Transfer to third-party insurance company	—	(13,576)	—	—
Administrative expenses	(1,466)	(1,350)	—	—
Fair value of plan assets at end of year	$224,094	$222,273	$—	$—
Funded Status of Plan:
Unfunded status	$(86,709)	$(56,007)	$(117,424)	$(108,013)

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement		Non-Qualified		All Plans
	Pension Plans		Health Care Benefits		Pension Plans		Combined
	September 30,		September 30,		September 30,		September 30,
	2017	2018	2017	2018	2017	2018	2017	2018
Accrued pension and postretirement benefits:
Current	$—	$—	$(5,000)	$(5,000)	$(95)	$(95)	$(5,095)	$(5,095)
Non-current	(86,709)	(56,007)	(112,424)	(103,013)	(682)	(621)	(199,815)	(159,641)
Accrued pension and postretirement benefits	$(86,709)	$(56,007)	$(117,424)	$(108,013)	$(777)	$(716)	$(204,910)	$(164,736)
Accumulated other comprehensive loss:
Net loss	66,819	38,808	35,286	21,891	—	—	102,105	60,699
Prior service cost	2,213	1,839	—	—	—	—	2,213	1,839
Total accumulated other comprehensive loss	$69,032	$40,647	$35,286	$21,891	$—	$—	$104,318	$62,538
Amounts expected to be recognized from AOCI into the statement of operations in the following year:
Amortization of net loss	$4,910	$1,464	$2,999	$1,487	$—	$—	$7,909	$2,951
Amortization of prior service cost	374	205	—	—	—	—	374	205
	$5,284	$1,669	$2,999	$1,487	$—	$—	$8,283	$3,156

The non-current portion of the defined benefit pension plan portion of accrued pension and postretirement benefits amounts to $86,709 and $56,007 in fiscal 2017 and 2018, respectively.  These amounts comprise the UK pension plan net pension asset of $3,566 and $5,444, respectively, which is included in Other assets on the consolidated balance sheets as well as the US pension plan accrued pension liability of $90,275 and $61,451, respectively, which are recorded in accrued pension benefit (less current portion) on the consolidated balance sheet.

The accumulated benefit obligation for the pension plans was $299,197 and $269,386 at September 30, 2017 and 2018, respectively.

The cost of the Company’s postretirement benefits is accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2016	2017	2018
Service cost	$4,080	$6,282	$5,536
Interest cost	12,050	10,577	10,801
Expected return on assets	(14,380)	(14,419)	(15,157)
Amortization of prior service cost	808	808	374
Recognized actuarial loss	8,838	11,267	4,910
Net periodic cost	$11,396	$14,515	$6,464

	Postretirement
	Health Care Benefits
	Year Ended September 30,
	2016	2017	2018
Service cost	$232	$350	$336
Interest cost	4,595	4,292	4,311
Recognized actuarial loss	2,825	4,278	2,999
Net periodic cost	$7,652	$8,920	$7,646

Assumptions

A 5.0% ( 5.0%-2017) annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0%  (    5.0%-2017) annual rate of increase for ages over 65 were assumed for 2018 and remained at 5.0% for the under 65 and over 65 age groups in the years thereafter. A one percentage point change in assumed health care cost trend rates would have no effect on the total of service and interest cost components of postretirement health care expense in fiscal 2018 or on the accumulated postretirement benefit obligation as of September 30, 2018.  The effect on total of service and interest cost components and the effect on accumulated postretirement benefit obligation is zero due to the plan amendment that caps the Company costs at $5,000 on an undiscounted basis per year.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2017 and 2018 were determined based on the following assumptions:

	September 30,	September 30,
	2017	2018
Discount rate (postretirement health care)	3.75%	4.13%
Discount rate (U.S. pension plan)	3.63%	4.00%
Discount rate (U.K. pension plan)	2.50%	2.80%
Rate of compensation increase (U.S. pension plan only)	2.50%	2.50%

The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit
	Pension and
	Postretirement Health
	Care Plans
	Year Ended
	September 30,
	2016	2017	2018
Discount rate (postretirement health care plan)	4.25%	3.50%	3.75%
Discount rate (U.S. pension plan)	4.00%	3.25%	3.63%
Discount rate (U.K. pension plan)	3.70%	2.30%	2.50%
Expected return on plan assets (U.S. pension plan)	7.50%	7.50%	7.25%
Expected return on plan assets (U.K. pension plan)	4.10%	2.70%	3.30%
Rate of compensation increase (U.S. pension plan only)	3.50%	3.50%	2.50%

Plan Assets and Investment Strategy

The Company’s pension plan assets by level within the fair value hierarchy at September 30, 2017 and 2018, are presented in the table below. The pension plan assets were accounted for at fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Investments in U.S and International equities, and Fixed Income are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  For more information on a description of the fair value hierarchy, see Note 16.

	September 30, 2017
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$73,430	$73,430
Common /collective funds
Bonds	—	—	81,702	81,702
U.S. common stock	—	—	32,784	32,784
International equity	—	—	16,341	16,341
Total U.S.	$—	$—	$204,257	$204,257
U.K. Plan Assets:
Equities	$—	$—	$8,913	$8,913
Bonds	—	—	7,750	7,750
Other	—	—	3,174	3,174
Total U.K.	$—	$—	$19,837	$19,837
Total pension plan assets	$—	$—	$224,094	$224,094

	September 30, 2018
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$72,947	$72,947
Common /collective funds
Bonds	—	—	80,250	80,250
U.S. common stock	—	—	32,547	32,547
International equity	—	—	16,152	16,152
Total U.S.	$—	$—	$201,896	$201,896
U.K. Plan Assets:
Equities	$—	$—	$8,150	$8,150
Bonds	—	—	9,781	9,781
Other	—	—	2,446	2,446
Total U.K.	$—	$—	$20,377	$20,377
Total pension plan assets	$—	$—	$222,273	$222,273

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

In determining the expected rate of return on U.S. plan assets, the Company takes into account the target plan’s allocation at September 30, 2018 of 60% equities and 40% fixed income. The Company assumes an approximately 3.00% to 4.00% equity risk premium above the broad bond market yields of 4.00% to 6.00%. Note that over very long historical periods, the realized risk premium has been higher. The Company believes that its assumption of a 7.25% long-term rate of return on plan assets is comparable to other companies, given the target allocation of the plan assets; however, there exists the potential for the use of a lower rate in the future.

The U.K. pension plan assets follow a more conservative investment objective due to the higher funding status of the plan.

Contributions and Benefit Payments

The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans and the U.K. pension plan in fiscal 2019.

Pension and postretirement health care benefits, which include expected future service, are expected to be paid out of the respective plans as follows:

		Postretirement
Fiscal Year Ending September 30	Pension	Health Care
2019	$14,226	$5,000
2020	14,768	5,000
2021	15,251	5,000
2022	15,790	5,000
2023	16,243	5,000
2024 - 2028 (in total)	85,854	25,000

Note 9.  Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $3,726, $4,082 and $3,892 for the years ended September 30, 2016, 2017 and 2018, respectively. Rent expense does not include income from sub-lease rentals totaling $120, $153 and $156 for the years ended September 30, 2016, 2017 and 2018, respectively. Future minimum rental commitments under non-cancelable operating leases at September 30, 2018, are as follows:

Operating
2019	$2,681
2020	1,401
2021	313
2022	115
2023	17
2024 and thereafter	—
$4,527

Future minimum rental commitments under non-cancelable operating leases have not been reduced by minimum sub-lease rentals of $78 due in the future.

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

Environmental

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post‑closure environmental monitoring and care for certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

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

As of September 30, 2018, the Company has accrued $504 for post-closure monitoring and maintenance activities, of which $449 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at September 30, 2018.

2020	$52
2021	59
2022	49
2023	48
2024 and thereafter	241
$449

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

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive

Compensation Plan with respect to restricted stock for the year ended September 30, 2018:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	107,210	$41.36
Granted	37,750	$33.29
Forfeited / Canceled	(36,092)	$39.83
Vested	(26,875)	$44.51
Unvested at September 30, 2018	81,993	$37.28
Expected to vest	68,638	$37.19

Compensation expense related to restricted stock for the years ended September 30, 2016, 2017 and 2018 was $1,466, $1,340, and $836, respectively. The remaining unrecognized compensation expense related to restricted stock at September 30, 2018 was $890, to be recognized over a weighted average period of 0.69 years. During fiscal 2018, the Company repurchased 6,937 shares of stock from employees at an average purchase price of $32.23 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  On November 21, 2017, the Company granted shares of restricted stock from the 2016 Incentive Compensation Plan in which elections were made by certain individuals to defer receipt to a future period.  Those shares will vest in accordance with the parameters of the 2016 Incentive Compensation Plan, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares are also forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the year ended September 30, 2018.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2017	—	$—
Granted	16,550	$31.76
Unvested at September 30, 2018	16,550	$31.76
Expected to vest	16,550	$31.76

Compensation expense related to deferred restricted stock for the year ended September 30, 2017 and 2018 was $0 and $438, respectively.  The remaining unrecognized compensation expense related to restricted stock at September 30, 2018 was $88, to be recognized over a weighted average period of 0.17 years.

Performance Shares

On November 22, 2016 and November 21, 2017, the Company granted a target of 19,000 and 24,800, respectively, performance share awards to certain key employees.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period ending September 30, 2019 and September 30, 2020, respectively, as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee for this purpose.  During the third and fourth quarters of fiscal 2018, a target amount of 11,910 and 1,546 performance share awards were forfeited, respectively.  The fair value of the performance shares granted on November 22, 2016 and November 21, 2017 is $60.09 and $38.43, per share, respectively, which is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the years ended September 30, 2017 and 2018 was $336 and $500, respectively.  The remaining unrecognized compensation expense related to performance shares at September 30, 2018 was $661, to be recognized over a weighted average period of 1.45 years.

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

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.  The following assumptions were used for grants during fiscal years 2016, 2017 and 2018:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
September 17, 2018	$11.03	2.55%	2.89%	40%	5	years
June 1, 2018	$13.92	2.07%	2.68%	41%	5	years
November 21, 2017	$9.74	2.77%	2.06%	42%	5	years
November 22, 2016	$11.50	2.15%	1.79%	37%	5	years
November 24, 2015	$8.37	2.33%	1.70%	30%	5	years

The stock-based employee compensation expense for stock options for the years ended September 30, 2016, 2017 and 2018 was $514, $433 and $546, respectively. The remaining unrecognized compensation expense at September 30, 2018 was $666, to be recognized over a weighted average vesting period of 0.83 years.

The following table summarizes the activity under the stock option plans for the year ended September 30, 2018:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2017	425,326		$44.93
Granted	77,550		$34.08
Exercised	—		$0.00
Canceled	(92,201)		$45.64
Outstanding at September 30, 2018	410,675	$373	$42.72	5.72	yrs.
Vested or expected to vest	376,160	$366	$42.58	5.69	yrs.
Exercisable at September 30, 2018	316,775	$232	$44.51	4.82	yrs.

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

Note 12.  Quarterly Data (unaudited)

The unaudited quarterly results of operations of the Company for the years ended September 30, 2017 and 2018 are as follows:

	2017
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$93,355	$103,112	$97,977	$100,765
Gross profit	10,487	9,788	3,662	5,773
Net income (loss)	(672)	(1,890)	(3,967)	(3,661)
Net income (loss) per share:
Basic	$ (0.06)	$ (0.15)	$ (0.32)	$ (0.30)
Diluted	$ (0.06)	$ (0.15)	$ (0.32)	$ (0.30)

	2018
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$89,693	$110,206	$113,114	$122,313
Gross profit	7,010	11,452	13,270	15,946
Net income (loss)	(22,526)	(2,068)	713	2,130
Net income (loss) per share:
Basic	$ (1.82)	$ (0.17)	$ 0.06	$ 0.17
Diluted	$ (1.82)	$ (0.17)	$ 0.06	$ 0.17

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

	Year Ended September 30,
	2016	2017	2018
Net Revenue by Geography:
United States	$233,612	$235,500	$258,275
Europe	101,853	98,096	113,967
China	13,808	18,997	24,640
Other	57,086	42,616	38,444
Net Revenues	$406,359	$395,209	$435,326
Net Revenue by Product Group:
High-temperature resistant alloys	$329,151	$320,119	$352,614
Corrosive-resistant alloys	77,208	75,090	82,712
Net revenues	$406,359	$395,209	$435,326

	September 30,
	2017	2018
Long-lived Assets by Geography:
United States	$185,413	$172,689
Europe	6,879	6,522
China	264	189
Total long-lived assets	$192,556	$179,400

Note 14.  Valuation and Qualifying Accounts

	Balance at	Charges		Balance at
	Beginning	(credits) to		End of
	of Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivables:
September 30, 2018	620	688	(178)	1,130
September 30, 2017	402	228	(10)	620
September 30, 2016	869	(156)	(311)	402

(1)	Uncollectible accounts written off net of recoveries.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2018:

	September 30, 2017 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$—	$—	$—	$224,094	$224,094
Total fair value	$—	$—	$—	$224,094	$224,094

	September 30, 2018 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$—	$—	$—	$222,273	$222,273
Total fair value	$—	$—	$—	$222,273	$222,273

The Company had no other financial assets or liabilities as of September 30, 2017 or 2018.

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

Comprehensive Income (Loss)

	Year Ended September 30,
	2016			2017			2018
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$5,020			$(10,190)			$(21,751)
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$(18,299)	$6,609	(11,690)	$46,401	$(17,095)	29,306	$33,518	$(7,576)	25,942
Amortization of prior service cost	(808)	299	(509)	808	(298)	510	374	(99)	275
Amortization of (gain) loss	(11,663)	4,293	(7,370)	15,517	(5,709)	9,808	7,887	(2,075)	5,812
Foreign currency translation adjustment	(7,001)	—	(7,001)	2,205	—	2,205	(1,900)	—	(1,900)
Other comprehensive income (loss)	$(37,771)	$11,201	(26,570)	$64,931	$(23,102)	41,829	$39,879	$(9,750)	30,129
Total comprehensive income (loss)			$(21,550)			$31,639			$8,378

Accumulated Other Comprehensive Income (Loss)

	Year Ended September 30, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2016	$(74,742)	$(29,585)	$(10,196)	$(114,523)
Other comprehensive income (loss) before reclassifications	24,109	5,197	2,205	31,511
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	808	—	—	808
Actuarial losses (1)	11,239	4,278	—	15,517
Tax benefit	(4,426)	(1,581)	—	(6,007)
Net current-period other comprehensive income (loss)	31,730	7,894	2,205	41,829
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)

	Year Ended September 30, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	17,658	8,284	(1,900)	24,042
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	374	—	—	374
Actuarial losses (a)	4,888	2,999	—	7,887
Tax benefit	(1,381)	(793)	—	(2,174)
Net current-period other comprehensive income (loss)	21,539	10,490	(1,900)	30,129
Accumulated other comprehensive loss as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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

The Company entered into a twenty-year “build-to-suit” lease for a building that houses the assets and operations of the service center located in LaPorte, Indiana that was relocated from Lebanon, Indiana.  During the first quarter of fiscal 2017, the Company took occupancy of the building.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility of approximately $4,100 are included in Property, plant and equipment, net on the Consolidated Balance Sheet and depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

As of September 30, 2018, future minimum lease rental payments applicable to the lease obligations were as follows.

2019	$989
2020	994
2021	1,001
2022	1,012
2023	1,024
Thereafter	12,572
Total minimum lease payments	17,592
Less amounts representing interest	(9,466)
Present value of net minimum lease payments	8,126
Less current obligation	(147)
Total long-term lease obligation	$7,979

The lease obligations is included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,
	2017	2018
Capital lease rental payments	$4,275	$4,207
Finance lease rental payments	4,017	3,920
Environmental post-closure monitoring and maintenance activities	633	504
Deferred dividends	—	14
Less amounts due within one year	(1,029)	(202)
Long-term obligations (less current portion)	$7,896	$8,443

Note 19. Foreign Currency Forward Contracts

Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts.  The purpose of these forward contracts is to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contacts as hedges; therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2018, there are no contracts that remain unsettled.  As a result, there is no impact to the balance sheet as of September 30, 2018.  Foreign exchange hedging gains and losses are recorded within Selling, General and Administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

Year Ended
September 30,
2018
Foreign Currency Transactional Gain (Loss)	$411
Foreign Exchange Forward Contract Gain (Loss)	(918)
Net gain (loss) included in Selling, General and administrative expense	$(507)

The net loss from foreign currency transactions during fiscal 2018 includes $643 of loss incurred prior to third quarter of fiscal 2018 when the Company began to enter into foreign currency forward contracts.  The Company began using forward currency forward contracts as a mechanism to reduce income statement volatility from foreign currency denominated transactions at the beginning of the third quarter of fiscal 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a‑15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, the Company has not had any material changes to its internal control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a‑15(f) and 15d‑15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (2013). Based on the Company’s assessment, management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s effectiveness of internal control over financial reporting as of September 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Michael L. Shor President & Chief Executive Officer November 15, 2018	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 15, 2018

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the caption “Business—Executive Officers of the Company” in this Annual Report on Form 10‑K, and under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Corporate Governance Committee and Director Nominations”, “Corporate Governance—Board Committee Structure”, “Corporate Governance—Family Relationships” and “Corporate Governance—Independence of the Board of Directors and Committee Members” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 27, 2019 is incorporated herein by reference.

Item 11.  Executive Compensation

The information included under the captions “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance—Director Compensation Program” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 27, 2019 is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 27, 2019 is incorporated herein by reference in response to this item. For additional information regarding the Company’s stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Equity Compensation Plan Information

The following table provides information as of September 30, 2018 regarding shares of the Company’s common stock issuable pursuant to its stock option and restricted stock plans:

Number of securities
remaining available
for future
	Number of		issuance under
	securities to		equity
	be issued upon	Weighted-average	compensation
	exercise	exercise price of	plans (excluding
	of outstanding	outstanding	securities reflected
	options,	options,	in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders(1)	410,675	$42.72	540,687	(2)

(1)	For a description of the Company’s equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.
(2)	Includes (i) 341,726 shares of stock options or stock appreciation rights and (ii) 198,961 shares of restricted stock, restricted stock units, performance shares or performance units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Corporate Governance—Independence of Board of Directors and Committee Members” and under “Conflict of Interest and Related Party Transactions” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 27, 2019 is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information included under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be issued in connection with the meeting of the Company’s stockholders on February 27, 2019 is incorporated herein by reference in response to this item.

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

3.2

Amended and Restated By‑laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

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

10.7

Form of Non‑Qualified Stock Option Agreement used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S‑1, Registration No. 333‑140194).

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

10.11

Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2009).

10.12	Summary of 2018 Management Incentive Plan and Deferred Compensation Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 27, 2017).

Exhibit Number	Description
10.13

Amendment No.1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10‑Q for the fiscal quarter ended December 31, 2011).

10.14

Amendment No. 2 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10‑Q for the fiscal quarter ended March 31, 2013).

10.15

Amendment No. 3 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10‑Q for the fiscal quarter ended December 31, 2014).

10.16

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

10.18

Amendment No. 2 to Third Amended and Restated Loan and Security Agreement by and among Haynes International, Inc., the Lenders (as defined therein), Wells Fargo Capital Finance, LLC, as agent for the Lenders, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8‑K filed July 13, 2016).

10.19	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 7, 2016).
10.20

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.21

Form of Performance Share Award Agreement between Haynes International, Inc. of certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.22

Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.23

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.24**	Form of Indemnification Agreement between the Company and certain of its officers.
10.25**	Executive Employment Agreement, effective as of September 1, 2018, by and between the Company and Michael L. Shor.
10.26

Interim Executive Employment Agreement, dated as of June 1, 2018 by and between the Company and Michael L. Shor (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended June 30, 2018).

10.27

Resignation and General Release Agreement, effective as of May 29, 2018, by and between the Company and Mark M. Comerford (incorporated by reference to Exhibit 10.2 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended June 30, 2018).

21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a‑14(a)/15d‑4(a) Certification of Chief Executive Officer
31.2**	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications

Exhibit Number	Description
101**

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haynes International, Inc.

By:	/s/ Michael L. Shor Michael L. Shor President and Chief Executive Officer Date: November 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Shor Michael L. Shor	President and Chief Executive Officer; Director (Principal Executive Officer)	November 15, 2018

/s/ Daniel W. Maudlin Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 15, 2018

/s/ David S. Van Bibber David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 15, 2018

/s/ Robert H. Getz Robert H. Getz	Chairman of the Board, Director	November 15, 2018

/s/ Donald C. Campion Donald C. Campion	Director	November 15, 2018

/s/ John C. Corey John C. Corey	Director	November 15, 2018

/s/ Dawne S. Hickton Dawne S. Hickton	Director	November 15, 2018

/s/ William P. Wall William P. Wall	Director	November 15, 2018