Form 10-Q
period 2018-12-31
HAYNES INTERNATIONAL INC
filed 2019-01-31
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
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

As of January 31, 2019, the registrant had 12,517,492 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,802	$11,609
Accounts receivable, less allowance for doubtful accounts of $1,130 and $1,294 at September 30, 2018 and December 31, 2018, respectively	73,437	64,948
Inventories	273,045	281,041
Income taxes receivable	7,240	2,180
Other current assets	2,825	3,549
Total current assets	366,349	363,327
Property, plant and equipment, net	179,400	177,290
Deferred income taxes	25,454	24,964
Other assets	7,163	6,730
Goodwill	4,789	4,789
Other intangible assets, net	5,539	5,434
Total assets	$588,694	$582,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,140	$36,422
Accrued expenses	17,463	16,752
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	62,198	60,769
Long-term obligations (less current portion) (Note 15)	8,443	8,409
Deferred revenue (less current portion)	17,829	17,204
Deferred income taxes	1,919	1,919
Accrued pension benefits (less current portion)	62,072	62,340
Accrued postretirement benefits (less current portion)	103,013	103,269
Total liabilities	255,474	253,910
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,546,591 and 12,568,831 shares issued and 12,504,478 and 12,517,492 shares outstanding at September 30, 2018 and December 31, 2018, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	251,053	251,718
Accumulated earnings	126,588	122,226
Treasury stock, 42,113 shares at September 30, 2018 and 51,339 shares at December 31, 2018	(1,869)	(2,177)
Accumulated other comprehensive loss	(42,565)	(43,156)
Total stockholders’ equity	333,220	328,624
Total liabilities and stockholders’ equity	$588,694	$582,534

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2017	2018
Net revenues	$89,693	$107,069
Cost of sales	80,618	95,734
Gross profit	9,075	11,335
Selling, general and administrative expense	10,747	11,128
Research and technical expense	888	834
Operating income (loss)	(2,560)	(627)
Nonoperating retirement benefit expense	2,088	856
Interest income	(18)	(20)
Interest expense	230	241
Income (loss) before income taxes	(4,860)	(1,704)
Provision for (benefit from) income taxes	17,666	(101)
Net income (loss)	$(22,526)	$(1,603)
Net income (loss) per share:
Basic	$(1.82)	$(0.13)
Diluted	$(1.82)	$(0.13)
Weighted Average Common Shares Outstanding
Basic	12,411	12,431
Diluted	12,411	12,431

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2017	2018
Net income (loss)	$(22,526)	$(1,603)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,306	580
Foreign currency translation adjustment	517	(1,171)
Other comprehensive income (loss)	1,823	(591)
Comprehensive income (loss)	$(20,703)	$(2,194)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$(22,526)	$(1,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,744	4,550
Amortization	133	105
Pension and post-retirement expense - U.S. and U.K.	3,556	2,245
Change in long-term obligations	—	(7)
Stock compensation expense	606	450
Deferred revenue	(625)	(625)
Deferred income taxes	27,488	289
Loss on disposition of property	—	5
Change in assets and liabilities:
Accounts receivable	6,979	8,106
Inventories	(22,502)	(8,815)
Other assets	(989)	(293)
Accounts payable and accrued expenses	8,583	(1,458)
Income taxes	(10,300)	5,081
Accrued pension and postretirement benefits	(2,400)	(934)
Net cash provided by (used in) operating activities	(6,253)	7,096
Cash flows from investing activities:
Additions to property, plant and equipment	(3,183)	(2,271)
Net cash provided by (used in) investing activities	(3,183)	(2,271)
Cash flows from financing activities:
Revolving credit facility borrowings	—	2,000
Revolving credit facility repayments	—	(2,000)
Dividends paid	(2,754)	(2,752)
Proceeds from exercise of stock options	—	215
Payment for purchase of treasury stock	(230)	(308)
Payments on long-term obligation	(67)	(34)
Net cash provided by (used in) financing activities	(3,051)	(2,879)
Effect of exchange rates on cash	125	(139)
Increase (decrease) in cash and cash equivalents:	(12,362)	1,807
Cash and cash equivalents:
Beginning of period	46,328	9,802
End of period	$33,966	$11,609
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$215	$226
Income taxes paid (refunded), net	$464	$(5,472)
Capital expenditures incurred, but not yet paid	$896	$952
Dividends declared but not yet paid	$4	$7

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2019 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements.  An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In adoption of this accounting standard update using the modified retrospective method, the Company had no cumulative effect to record on the Consolidated Statement of Comprehensive Income (Loss).   See Note 3 for further explanation related to this adoption, including all newly expanded disclosure requirements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  This new guidance requires entities to (1) disaggregate the service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented.  In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.  The amendments in this ASU also only allow the service cost component to be eligible for capitalization.  This new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  The Company adopted the standard on October 1, 2018.  The amendments are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  As a result of the retrospective change in presentation, the Company reclassified $2.0 million from cost of sales to Nonoperating retirement benefit expense on the Consolidated Statements of Operations for the quarter ended December 31, 2017.  The Company used the practical expedient allowed in the standard upon transition that permitted entities to use their previously disclosed service cost and other costs from the prior years’ pension and other postretirement benefit plan footnotes in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement.

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

Note 3.Revenues from Contracts with Customers

On October 1, 2018, the Company adopted Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers.  This new guidance requires the Company to apply a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation.  This new guidance was adopted using the modified retrospective method.  The adoption of ASC 606 did not result in the need to recognize a cumulative effect of initial application as an adjustment to retained earnings.  In accordance with ASC 606, the Company has presented reserves for sales returns within Accrued expenses on the Consolidated Balance Sheet which differs from previous periods which included these reserves as contra-assets within Accounts receivable.

Performance Obligations

Revenue is recognized when performance obligations under the terms of contracts with the customer are satisfied, which occurs when control of the goods and services have been transferred to the customer.  This predominately occurs upon shipment or delivery of the product or when the service is performed.

The Company may occasionally have customer agreements involving production and shipment of goods that would require revenue to be recognized over time in accordance with the new guidance due to there being no alternative use for the product without significant economic loss and enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  Over-time recognition was a change from the accounting for these products, which was point-in-time prior to the adoption of the new standard.   As of October 1, 2018 and December 31, 2018, the Company did not have any customer agreements that would require revenue to be recorded over time.

The customer purchase order or contract for goods transferred has a single performance obligation for which revenue is recognized at either a point in time or over-time as described in the preceding paragraph. The standard terms and conditions of a customer purchase order include limited warranties and the right of customers to have products that do not meet specifications repaired or replaced, at the Company’s option.  Such warranties do not represent a separate performance obligation.

The customer agreement with Titanium Metals Corporation (“TIMET”) (See Note 8) includes the performance obligation to provide conversion services for up to ten million pounds of titanium metal annually over a twenty-year period which ends in fiscal 2027.  The transaction price under this contract included a $50 million up-front fee as well as conversion service fees based upon the fulfillment of conversion services requested at the option of TIMET.  In accordance with ASC 606, the $50 million fee is allocated to the obligation to provide manufacturing capacity over time and, therefore, is recognized in income on a straight-line basis over the 20-year term of that agreement.  The fees for conversion services are based on quantity of service and are recognized as revenue at the time the service is performed.

Transaction Price

Each customer purchase order or contract sets forth the transaction price for the products and services purchased under that arrangement.  Some customer arrangements may include variable consideration, such as volume rebates, which generally depend upon the Company’s customers meeting specified performance criteria, such as a purchasing level over a period of time.  The Company exercises judgment to estimate the most likely amount of variable consideration at each reporting date.

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer goods or services to customers. Revenue consists of product sales or conversion services, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers, if applicable.   Payment terms vary from customer to customer depending upon credit worthiness, prior payment history and other credit considerations.

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer the goods are included in revenues and costs incurred by the Company for the delivery of goods are classified as cost of sales in the consolidated statements of income. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract Balances

As of September 30, 2018 and December 31, 2018, accounts receivable with customers were $74,567 and $66,242, respectively.  Allowance for doubtful accounts as of September 30, 2018 and December 31, 2018 were $1,130 and $1,294, respectively, and are presented within Accounts receivable, less allowance for doubtful accounts on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2018 and December 31, 2018, no contract liabilities have been recorded except for $20,329 and $19,704, respectively for the TIMET agreement.

Practical Expedients

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.  Aside from the TIMET agreement, the Company does not have any remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of December 31, 2018.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three-month period ending December 31, 2017 and 2018.

	Three Months Ended
	December 31,
	2017	2018
Net revenues (dollars in thousands)
Aerospace	$46,839	$54,607
Chemical processing	13,356	18,920
Industrial gas turbine	13,421	14,083
Other markets	9,238	14,285
Total product revenue	82,854	101,895
Other revenue	6,839	5,174
Net revenues	$89,693	$107,069

Note 4.Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2018	2018
Raw Materials	$17,897	$20,287
Work-in-process	147,921	150,722
Finished Goods	105,640	108,423
Other	1,587	1,609
	$273,045	$281,041

Note 5.Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income was taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company was lowered to 21.0%.  Deferred tax assets beginning as of December 31, 2017 were revalued to the lower statutory rates of 24.5% or 21.0%, depending upon the projected timing of the reversal of those assets.  The estimated impact of the revaluation of the deferred tax assets resulted in increased tax expense in the first three months of fiscal 2018 of $17,868 which was recorded as a discrete accounting adjustment.

Income tax expense for the three months ended December 31, 2017 and 2018 differed from the U.S. federal statutory rates of 24.5% and 21.0%, respectively, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  Current period tax expense was unfavorably impacted due to the forfeiture of unexercised stock options which resulted in $0.3 million of additional tax expense during the first three months of fiscal 2019.

Note 6.Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2017 and 2018 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2017	2018	2017	2018
Service cost	$1,384	$1,310	$84	$79
Interest cost	2,606	2,566	1,078	1,088
Expected return	(3,634)	(3,572)	—	—
Amortizations	1,289	402	749	372
Net periodic benefit cost	$1,645	$706	$1,911	$1,539

The Company contributed $0 to Company-sponsored domestic pension plans, $911 to its other post-retirement benefit plans and $191 to the U.K. pension plan for the three months ended December 31, 2018. The Company expects to make contributions of $4,500 to its U.S. pension plan, $4,089 to its other post-retirement benefit plan and $591 to the U.K. pension plan for the remainder of fiscal 2019.

Note 7.Legal, Environmental and Other Contingencies

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

As of September 30, 2018 and December 31, 2018, the Company has accrued $504 for post-closure monitoring and maintenance activities, of which $449 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at December 31, 2018.

2020	$52
2021	59
2022	49
2023	48
2024 and thereafter	241
$449

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company is working with that department to determine the extent of the issue and appropriate remediation.  Management does not currently expect that any remediation costs related to this matter will have a material adverse effect on the Company’s results of operations.

Note 8.Deferred Revenue

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

Note 9.Goodwill and Other Intangible Assets, Net

The Company has goodwill, patents, trademarks, customer relationships and other intangibles.  As the patents and customer relationships have a definite life, they are amortized over lives ranging from two to sixteen years.  During the first three months of fiscal 2019, the patents of the Company became fully amortized.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the discounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of December 31, 2018.

During the first three months of fiscal 2019, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $133 and $105 for the three-month periods ended December 31, 2017 and 2018, respectively.  The following represents a summary of intangible assets at September 30, 2018 and December 31, 2018.

	Gross	Accumulated	Carrying
September 30, 2018	Amount	Amortization	Amount
Patents	$4,030	$(3,977)	$53
Trademarks	3,800	—	3,800
Customer relationships	2,100	(574)	1,526
Other	291	(131)	160
	$10,221	$(4,682)	$5,539

	Gross	Accumulated	Carrying
December 31, 2018	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(611)	1,489
Other	291	(146)	145
	$6,191	$(757)	$5,434

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2019	$151
2020	198
2021	179
2022	133
2023	129
Thereafter	844

Note 10.  Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2017	2018
Numerator: Basic and Diluted
Net income (loss)	$(22,526)	$(1,603)
Dividends paid and accrued	(2,758)	(2,759)
Undistributed income (loss)	(25,284)	(4,362)
Percentage allocated to common shares (a)	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(25,284)	(4,362)
Dividends paid on common shares outstanding	2,737	2,737
Net income (loss) available to common shares	(22,547)	(1,625)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,410,896	12,430,785
Adjustment for dilutive potential common shares	—	—
Weighted average shares outstanding - Diluted	12,410,896	12,430,785

Basic net income (loss) per share	$(1.82)	$(0.13)
Diluted net income (loss) per share	$(1.82)	$(0.13)

Number of stock option shares excluded as their effect would be anti-dilutive	366,776	227,565
Number of restricted stock shares excluded as their effect would be anti-dilutive	97,835	68,700
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	16,550	29,050
Number of performance share awards excluded as their effect would be anti-dilutive	43,800	43,101

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,410,896	12,430,785
Unvested participating shares	—	—
	12,410,896	12,430,785

Note 11.  Stock-Based Compensation

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

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the three months ended December 31, 2018:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2018	81,993	$37.28
Granted	26,850	$33.98
Forfeited / Canceled	(16,694)	$37.75
Vested	(23,449)	$38.26
Unvested at December 31, 2018	68,700	$35.55
Expected to vest	68,700	$35.55

Compensation expense related to restricted stock for the three months ended December 31, 2017 and 2018 was $315 and $53, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2018 was $1,523, to be recognized over a weighted average period of 0.88 years. During the first quarter of fiscal 2019, the Company repurchased 9,226 shares of stock from employees at an average purchase price of $33.40 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  On November 21, 2017, the Company granted shares of restricted stock from the 2016 Incentive Compensation Plan with respect to which elections were made by certain individuals to defer receipt to a future period.  Those shares will vest in accordance with the parameters of the 2016 Incentive Compensation Plan, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares will also be forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the three months ended December 31, 2018.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Deferred at September 30, 2018	16,550	$31.76
Granted	12,500	$33.98
Deferred at December 31, 2018	29,050	$32.72
Vested and Deferred at December 31, 2018	16,550	$31.76

Compensation expense related to deferred restricted stock for the three months ended December 31, 2017 and 2018 was $44 and $124, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2018 was $389, to be recognized over a weighted average period of 0.41 years.

Performance Shares

Beginning in fiscal 2017, the Company granted to certain employees target numbers of performance shares under the 2016 Incentive Compensation Plan.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period commencing from the beginning of the fiscal year in which the award was granted as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee for this purpose.  The fair value of the performance shares is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended December 31, 2017 and 2018 was $128 and $121, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2018 was $1,541, to be recognized over a weighted average period of 1.90 years.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to performance shares for the three months ended December 31, 2018.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2018	30,344	$49.32
Granted	23,344	$44.93
Forfeited / Canceled	—	—
Unvested at December 31, 2018	53,688	$47.41

Stock Options

The Company’s 2016 Incentive Compensation Plan and its previous stock option plans authorize, or formerly authorized, the granting of non-qualified stock options to certain key employees and non-employee directors for the purchase of a maximum of 1,925,000 shares of the Company’s common stock.  On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of up to 425,000 stock options and stock appreciation rights.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from its previous stock option plans, although awards remain outstanding from a plan that was adopted in January 2007, which provided for the grant of options to purchase up to 500,000 shares of the Company’s common stock.  Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 331/3% per year over three years from the grant date.   The amount of compensation cost recognized in the financial statements is measured based upon the grant date fair value.

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during fiscal years 2018 and 2019:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 21, 2018	$10.61	2.59%	2.88%	41%	5	years
September 17, 2018	$11.03	2.55%	2.89%	40%	5	years
June 1, 2018	$13.92	2.07%	2.68%	41%	5	years
November 21, 2017	$9.74	2.77%	2.06%	42%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2017 and 2018 was $118 and $152, respectively. The remaining unrecognized compensation expense at December 31, 2018 was $1,218, to be recognized over a weighted average vesting period of 1.24 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the three months ended December 31, 2018 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2018	410,675		$42.72
Granted	74,760		$33.98
Exercised	(12,084)		$17.82
Canceled	(114,433)		$46.00
Outstanding at December 31, 2018	358,918	$—	$40.69	6.96	yrs.
Vested or expected to vest	329,228	$—	$40.54	4.87	yrs.
Exercisable at December 31, 2018	227,565	$—	$43.91	5.49	yrs.

Note 12.  Dividend

In the first quarter of fiscal 2019, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December 17, 2018 to stockholders of record at the close of business on December 3, 2018.  The dividend cash pay-out was $2,752 for the quarter based on the number of shares outstanding and $6 of dividends were recorded as deferred in accordance with the Deferred Compensation Plan.

On January 31, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2019 to stockholders of record at the close of business on March 1, 2019.

Note 13.  Fair Value Measurements

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2018 or December 31, 2018.

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

Note 14.  Changes in Accumulated Other Comprehensive Income (Loss) by Component

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension, post-retirement and foreign currency translation adjustments, primarily caused by the strengthening of the U.S. dollar against the British pound sterling, net of tax when applicable.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2017
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	—	—	517	517
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	93	—	—	93
Actuarial losses (a)	1,223	750	—	1,973
Tax benefit	(484)	(276)	—	(760)
Net current-period other comprehensive income (loss)	832	474	517	1,823
Accumulated other comprehensive income (loss) as of December 31, 2017	$(42,180)	$(21,217)	$(7,474)	$(70,871)

	Three Months Ended December 31, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	—	—	(1,171)	(1,171)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	51	—	—	51
Actuarial losses (a)	364	372	—	736
Tax benefit	(108)	(99)	—	(207)
Net current-period other comprehensive income (loss)	307	273	(1,171)	(591)
Accumulated other comprehensive loss as of December 31, 2018	$(21,166)	$(10,928)	$(11,062)	$(43,156)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

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

As of December 31, 2018, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2019	$743
2020	995
2021	1,000
2022	1,012
2023	1,024
Thereafter	12,572
Total minimum lease payments	17,346
Less amounts representing interest	(9,255)
Present value of net minimum lease payments	8,091
Less current obligation	(151)
Total long-term lease obligation	$7,940

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	December 31,
	2018	2018
Capital lease rental payments	$4,207	$4,189
Finance lease rental payments	3,920	3,903
Environmental post-closure monitoring and maintenance activities	504	504
Deferred dividends	14	21
Less amounts due within one year	(202)	(208)
Long-term obligations (less current portion)	$8,443	$8,409

Note 16.  Foreign Currency Forward Contracts

Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts.  The purposes of these hedging contracts is to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of December 31, 2018, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2018 or December 31, 2018.  Foreign exchange hedging gains and losses are recorded within Selling, General and Administrative Expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended December 31,
	2017	2018
Foreign Currency Transactional Gain (Loss)	$—	$340
Foreign Exchange Forward Contract Gain (Loss)	$—	$(497)
Net gain (loss) included in Selling, General and Administrative Expense	$—	$(157)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2019 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Dividends Paid and Declared

In the first quarter of fiscal 2019, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on December 17, 2018 to stockholders of record at the close of business on December 3, 2018.  The dividend cash pay-out in the first quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On January 31, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2019 to stockholders of record at the close of business on March 1, 2019.

Capital Spending

During the first three months of fiscal 2019, capital investment was $2.3 million, and total planned capital expenditures for fiscal 2019 are expected to be approximately $16.0 million.

Planned Equipment Outage and Upgrade Completed

The Company undertook a significant planned equipment outage and upgrade in the cold-finishing production area during the first quarter of fiscal 2019, upgrading certain components of one of the three annealing lines beginning in mid-October 2018.  The duration was fifteen weeks, with the upgraded annealing line placed back into service in late January 2019.  The Company planned this project following the addition of a second rolling mill and a third annealing line in the cold-finishing area, allowing the Company to increase capacity in that area from 13.5 million produced pounds to approximately 18.0 million produced pounds.  The outage required to complete these upgrades had a significant impact on the Company’s financial results in the first quarter of fiscal 2019, with reduced revenue and reduced profitability to below breakeven, however, utilization of the Company’s equipment remained above the levels attained in previous years during the first quarter.  Now that it is complete, this line is expected to be one of the key drivers to revenue growth and strengthening profitability over the balance of fiscal 2019.

Volumes, Competition and Pricing

Overall volumes decreased to 4.3 million pounds shipped in the first quarter of fiscal 2019 compared sequentially to the fourth quarter’s 5.0 million pounds due in part to the planned equipment upgrade described above.  Also impacting volumes in the first quarter of fiscal 2019 were holidays, normal maintenance outages and customers managing their year-end balance sheets.  The 4.3 million pounds shipped in the quarter was 10.5% higher than the 3.9 million pounds shipped in the same period of fiscal 2018.  Compared to last year’s first quarter, solid volume increases in product shipped into the chemical processing market (increasing 30.7%) and in other markets (increasing 53.3%) were partially offset by 7.4% lower volume shipped into the industrial gas turbine market.  Volume shipped to the aerospace market increased 4.4% over last fiscal year’s first quarter with continued solid demand, but the first quarter of fiscal 2019 was impacted by the cold-finishing planned outage and upgrade.  Specialty application projects shipped in the first quarter of fiscal 2019 were at a moderately better level in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, but of a similar level to the sequential prior two quarters.  The overall volume of 4.3 million pounds in the first quarter of fiscal 2019 was below the threshold of 5 million pounds which the Company expects would alleviate margin headwinds from unfavorable fixed costs absorption.

The product average selling price per pound in the first quarter of fiscal 2019 was $23.53, which is an 11.3% increase over last fiscal year’s first quarter, and a 0.9% increase sequentially over the fourth quarter of fiscal 2018.  The year-over-year increase was driven by moderately higher shipments of high-value specialty application projects, the effect of announced price increases and increases under many of the Company’s long-term agreements with customers according to periodic adjustment clauses relating to the market price of certain raw materials, including  molybdenum, cobalt and nickel.

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

Note that the Company implemented ASU 2017-07, Compensation – Retirement Benefits (Topic 715) on October 1, 2018 on a retrospective basis.  This guidance requires non-service costs components of retirement expense to be reclassified outside of operating income to a new category titled “Nonoperating retirement benefit expense” in the statement of operations.  Due to the reclassification of the non-service cost components of retirement expense, gross margins were favorably impacted.  All prior periods have been adjusted for this change in accounting.

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2017 and 2018
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2017	2018	2018	2018	2018
Net Revenues	$89,693	$110,206	$113,114	$122,313	$107,069
Gross Profit Margin	$9,075	$13,513	$15,363	$17,884	$11,335
Gross Profit Margin %	10.1%	12.3%	13.6%	14.6%	10.6%

The net revenue, gross profit margin and gross profit margin percentage were impacted in the first quarter of fiscal 2019 by the planned equipment outage in the cold finishing production area.  In addition, the first quarter is typically impacted by holidays, other planned maintenance outages and customers managing their year-end balance sheets.   While gross profit margin and gross profit margin percentage declined sequentially, both were higher than last year’s first quarter.  Improvement was largely attributable to better product mix, higher volumes and stronger pricing levels.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2018	2018	2018	2018
Backlog(1)
Dollars (in thousands)	$205,718	$212,312	$220,596	$216,020	$237,802
Pounds (in thousands)	8,073	7,764	7,646	7,260	8,392
Average selling price per pound	$25.48	$27.35	$28.85	$29.75	$28.34
Average nickel price per pound
London Metals Exchange(2)	$5.18	$6.08	$6.85	$5.68	$4.92

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

Backlog was $237.8 million at December 31, 2018, an increase of $21.8 million, or 10.1%, from $216.0 million at September 30, 2018.  Backlog pounds increased during the first quarter of fiscal 2019 by 15.6%, primarily due to higher customer orders as well as the upgrade of the furnace noted above, which delayed production in the cold-finishing area.  The average selling price decreased to $28.34 per pound at December 31, 2018 from $29.75 per pound at September 30, 2018, reflecting a change in product mix.  Order entry levels in the first quarter of fiscal 2019 were higher in all markets, as compared to the prior quarter.  The average market price for nickel decreased during the first quarter of fiscal 2019 by 13.4%

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2018	2018	2018	2018
Net revenues (in thousands)
Aerospace	$46,839	$59,033	$59,646	$61,380	$54,607
Chemical processing	13,356	21,148	21,364	23,301	18,920
Industrial gas turbines	13,421	11,755	11,866	15,308	14,083
Other markets	9,238	12,724	14,863	16,592	14,285
Total product revenue	82,854	104,660	107,739	116,581	101,895
Other revenue	6,839	5,546	5,375	5,732	5,174
Net revenues	$89,693	$110,206	$113,114	$122,313	$107,069

Shipments by markets (in thousands of pounds)
Aerospace	2,023	2,578	2,645	2,598	2,112
Chemical processing	687	1,000	1,018	1,150	898
Industrial gas turbines	876	640	622	728	811
Other markets	332	479	498	524	509
Total shipments	3,918	4,697	4,783	5,000	4,330

Average selling price per pound
Aerospace	$23.15	$22.90	$22.55	$23.63	$25.86
Chemical processing	19.44	21.15	20.99	20.26	21.07
Industrial gas turbines	15.32	18.37	19.08	21.03	17.36
Other markets	27.83	26.56	29.85	31.66	28.06
Total product (product only; excluding other revenue)	21.15	22.28	22.53	23.32	23.53
Total average selling price (including other revenue)	$22.89	$23.46	$23.65	$24.46	$24.73

Results of Operations for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2018

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2017		2018		Amount	%
Net revenues	$89,693	100.0%	$107,069	100.0%	$17,376	19.4%
Cost of sales	80,618	89.9%	95,734	89.4%	15,116	18.8%
Gross profit	9,075	10.1%	11,335	10.6%	2,260	24.9%
Selling, general and administrative expense	10,747	12.0%	11,128	10.4%	381	3.5%
Research and technical expense	888	1.0%	834	0.8%	(54)	(6.1)%
Operating income (loss)	(2,560)	(2.9)%	(627)	(0.6)%	1,933	(75.5)%
Nonoperating retirement benefit expense	2,088	2.3%	856	0.8%	(1,232)	(59.0)%
Interest income	(18)	(0.0)%	(20)	(0.0)%	(2)	11.1%
Interest expense	230	0.3%	241	0.2%	11	4.8%
Income (loss) before income taxes	(4,860)	(5.4)%	(1,704)	(1.6)%	3,156	(64.9)%
Provision for (benefit from) income taxes	17,666	19.7%	(101)	(0.1)%	(17,767)	(100.6)%
Net income (loss)	$(22,526)	(25.1)%	$(1,603)	(1.5)%	$20,923	(92.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2017	2018	Amount	%
Net revenues (dollars in thousands)
Aerospace	$46,839	$54,607	$7,768	16.6%
Chemical processing	13,356	18,920	5,564	41.7%
Industrial gas turbine	13,421	14,083	662	4.9%
Other markets	9,238	14,285	5,047	54.6%
Total product revenue	82,854	101,895	19,041	23.0%
Other revenue	6,839	5,174	(1,665)	(24.3)%
Net revenues	$89,693	$107,069	$17,376	19.4%
Pounds by market (in thousands)
Aerospace	2,023	2,112	89	4.4%
Chemical processing	687	898	211	30.7%
Industrial gas turbine	876	811	(65)	(7.4)%
Other markets	332	509	177	53.3%
Total shipments	3,918	4,330	412	10.5%
Average selling price per pound
Aerospace	$23.15	$25.86	$2.71	11.7%
Chemical processing	19.44	21.07	1.63	8.4%
Industrial gas turbine	15.32	17.36	2.04	13.3%
Other markets	27.83	28.06	0.23	0.8%
Total product (excluding other revenue)	21.15	23.53	2.38	11.3%
Total average selling price (including other revenue)	$22.89	$24.73	$1.84	8.0%

Net Revenues.  Net revenues were $107.1 million in the first quarter of fiscal 2019, an increase of 19.4% from $89.7 million in the same period of fiscal 2018.   Volume was 4.3 million pounds in the first quarter of fiscal 2019, an increase of 10.5% from 3.9 million pounds in the same period of fiscal 2018.  The increase in volume was primarily due to an increase in shipments into the chemical processing market and flue gas desulfurization market (included in other markets) during the first quarter of fiscal 2019.  A headwind to volume and net revenue during the first quarter of fiscal 2019 was the planned equipment outage and upgrade in the cold-finishing production area.  The product-sales average selling price was $23.53 per pound in the first quarter of fiscal 2019, an increase of 11.3% from $21.15 per pound in the same period of fiscal 2018.  The increase in average selling price per pound largely reflects higher market prices of raw materials and other pricing considerations, including price increases, combined with a higher value product mix, which increased average selling price per pound by approximately $1.43 and $0.95, respectively.  The higher market prices of raw materials in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 is primarily attributable to molybdenum and cobalt market prices while nickel market prices were slightly lower over the same period.

Sales to the aerospace market were $54.6 million in the first quarter of fiscal 2019, an increase of 16.6% from $46.8 million in the same period of fiscal 2018, due to an 11.7% increase in average selling price per pound, combined with a 4.4% increase in volume.  Demand in the aerospace market remains strong with record high volume for the Company in fiscal year 2018, although aerospace market volume was impacted by the planned equipment outage and upgrade in the cold-finishing production area during the first quarter of fiscal 2019.  Continued growth is expected beyond this quarter due to the Company’s completion of the upgrade in the cold-finishing production area. Price increases have been initiated in the aerospace market for transactional business and when customer agreements are renewed, which actions have driven a portion of the increase in average selling price. The increase in average selling price per pound largely reflects higher market prices of raw materials and other pricing considerations, including price increases, combined with a higher value product mix, which increased average selling price per pound by approximately $1.80 and $0.91, respectively.

Sales to the chemical processing market were $18.9 million in the first quarter of fiscal 2019, an increase of 41.7% from $13.4 million in the same period of fiscal 2018, due to an 30.7% increase in volume combined with an 8.4% increase in average selling price per pound.  The increase in volume reflects both continued improvement in base business driven by the Company’s plate initiative and a strengthening of specialty application project shipments.  The increase in average selling price per pound largely reflects a higher value product mix combined with higher market prices of raw materials and other pricing considerations, which increased average selling price per pound by approximately $0.90 and $0.73, respectively.

Sales to the industrial gas turbine market were $14.1 million in the first quarter of fiscal 2019, an increase of 4.9% from $13.4 million for the same period of fiscal 2018, due to an increase in average selling price per pound of 13.3%, partially offset by a decrease in volume of 7.4%.  The decrease in volume was primarily due to the continued weak demand particularly from the large industrial OEM customers.  Although volume has slightly improved sequentially in the last two quarters, significant concern remains regarding the timing of a recovery in this market.  The increase in average selling price per pound largely reflects higher market prices of raw materials and other pricing considerations combined with a higher value product mix, which increased average selling price per pound by approximately $1.73 and $0.31, respectively.

Sales to other markets were $14.3 million in the first quarter of fiscal 2019, an increase of 54.6% from $9.2 million in the same period of fiscal 2018, due to an increase in volume of 53.3%, combined with a 0.8% increase in average selling price per pound.  The increase in volume was primarily attributable to a special project shipped in the first quarter of fiscal 2019 related to a flue gas desulfurization application.  The average selling price per pound increase reflects higher market raw material prices and other pricing considerations, which increased average selling price per pound by approximately $0.69, partially offset by a lower-value product mix, which decreased average selling price per pound by $0.46.

Other Revenue.  Other revenue was $5.2 million in the first quarter of fiscal 2019, a decrease of 24.3% from $6.8 million in the same period of fiscal 2018. The decrease was due primarily to decreased toll conversion.

Cost of Sales. Cost of sales was $95.7 million, or 89.4% of net revenues, in the first quarter of fiscal 2019 compared to $80.6 million, or 89.9% of net revenues, in the same period of fiscal 2018. The $15.1 million increase was primarily due to higher volumes.

Gross Profit.  As a result of the above factors, gross profit was $11.3 million for the first quarter of fiscal 2019, an increase of $2.3 million from the same period of fiscal 2018. Gross margin as a percentage of net revenue increased to 10.6% in the first quarter of fiscal 2019 as compared to 10.1% in the same period of fiscal 2018.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $11.1 million for the first quarter of fiscal 2019, an increase of $0.4 million from the same period of fiscal 2018.  This increase is primarily attributable to higher tax consulting fees and an increase in allowance for accounts receivable.  Selling, general and administrative expense as a percentage of net revenues decreased to 10.4% for the first quarter of fiscal 2019 compared to 12.0% for the same period of fiscal 2018.

Research and Technical Expense.  Research and technical expense was $0.8 million, or 0.8% of revenue, for the first quarter of fiscal 2019, similar to the expense in the same period of fiscal 2018.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first quarter of fiscal 2019 was $(0.6) million compared to operating loss of $(2.6) million in the same period of fiscal 2018.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.9 million compared to $2.1 million in the same period of fiscal 2018.  The reduction in expense was primarily driven by higher discount rates which resulted in lower retirement liabilities and ultimately lower expense.

Income Taxes.    Income tax benefit was $(0.1) million in the first quarter of fiscal 2019, a difference of $17.8 million from the first quarter of fiscal 2018, driven by a $17.9 million unfavorable impact of the passage of the Tax Reform and Jobs Act that was passed during the first quarter of fiscal 2018. This Act required the Company to revalue its deferred tax assets to the new statutory tax rate which resulted in increased expense during that quarter.  Tax expense recorded in the first quarter of fiscal 2019 was adversely impacted by the forfeiture of unexercised stock options, which resulted in higher expense of $0.3 million.

Net Income/(Loss).  As a result of the above factors, net loss in the first quarter of fiscal 2019 was $(1.6) million, a difference of $20.9 million from net loss of $(22.5) million in the same period of fiscal 2018.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $292.8 million at December 31, 2018, an increase of $0.9 million, or 0.3%, from $291.9 million at September 30, 2018. This increase resulted primarily from inventory increasing $8.0 million and accounts payable and accrued expenses decreasing $1.4 million, partially offset by accounts receivable decreasing by $8.5 million during the first three months of fiscal 2019.  The higher level of inventory is driven by the higher backlog levels as compared to the end of fiscal 2018.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first three months of fiscal 2019, the Company’s primary source of cash was cash on-hand and the revolving credit facility which was temporarily drawn against in the first quarter of fiscal 2019, but repaid in full by December 31, 2018.  At December 31, 2018, the Company had cash and cash equivalents of $11.6 million, inclusive of $11.0 million that was held by foreign subsidiaries in various currencies, compared to $9.8 million at September 30, 2018.

Net cash provided by operating activities in the first three months of fiscal 2019 was $7.1 million compared to net cash used in operating activities of $(6.3) million in the first three months of fiscal 2018.  The cash provided by operating activities during the first three months of fiscal 2019 was driven by a lower net loss plus higher non-cash expenses such as depreciation and amortization expenses, income tax expenses and pension expenses of $9.7 million compared to $1.7 million during the same period of fiscal 2018, as well as the receipt of income tax refunds of $5.5 million as compared to income tax payments of $0.5 million during the first quarter of fiscal 2018.   Cash used due to increases in controllable working capital (inventory, accounts receivable, accounts payable and accrued expenses) was $2.2 million in the first three months of fiscal 2019 compared to cash used in controllable working capital of $6.9 million during the same period of fiscal 2018.

Net cash used in investing activities was $2.3 million in the first three months of fiscal 2019, which was lower than cash used in investing activities during the same period of fiscal 2018 of $3.2 million, as a result of lower additions to property, plant and equipment.

Net cash used in financing activities was $2.9 million in the first three months of fiscal 2019, which was lower than cash used in financing activities during the same period of fiscal 2018 of $3.1 million, as a result of proceeds received from the exercise of stock options during the first quarter of fiscal 2019.  Other events impacting the first quarter of fiscal 2019 included dividends paid of $2.8 million and approximately $0.3 million of stock repurchases made to satisfy taxes in relation to the vesting of restricted stock, which is comparable to the prior year.  Additionally, during the first quarter of fiscal 2019, the Company borrowed $2.0 million from the revolving credit facility which was fully repaid during the quarter.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2019 are expected to consist primarily of cash generated from operations, cash on hand and, if needed, borrowings under the U.S. revolving credit facility. At December 31, 2018, the Company had cash of $11.6 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2018, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of December 31, 2018, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first three months of fiscal 2019 was $2.3 million, and the forecast for capital spending in fiscal 2019 is approximately $16.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2018:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$720	$280	$440	$—	$—
Operating lease obligations	4,261	2,573	1,571	117	—
Capital and finance lease obligations	17,441	1,003	1,999	2,042	12,397
Raw material contracts (primarily nickel)	27,050	27,050	—	—	—
Capital projects and other commitments	6,090	6,090	—	—	—
Pension plan(2)	62,158	6,000	12,000	10,500	33,658
Non-qualified pension plans	692	95	190	190	217
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	504	55	120	110	219
Total	$168,916	$48,146	$26,320	$22,959	$71,491

(1)	As of December 31, 2018, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $62,158 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2018. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. Except for the adoption of ASC 606, Revenue from Contracts with Customers on October 1, 2018 as further described in Note 2 and Note 3 to the Unaudited Condensed Consolidated Financial Statements for the quarter ended December 31, 2018 included herein, there have been no material changes to the critical accounting policies and estimates since the end of fiscal 2018.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2018, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	4,181	$34.21	—	—
November 1-30, 2018	5,045	32.72	—	—
December 1-31, 2018	—	—	—	—
Total	9,226	$33.40	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
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

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: January 31, 2019

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: January 31, 2019