Form 10-Q
period 2019-03-31
HAYNES INTERNATIONAL INC
filed 2019-05-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

Registrant’s telephone number, including area code (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act:
Tile of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	“HAYN”	NASDAQ Global Market

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

As of May 2, 2019, the registrant had 12,515,480 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,802	$10,780
Accounts receivable, less allowance for doubtful accounts of $1,130 and $1,401 at September 30, 2018 and March 31, 2019, respectively	73,437	81,088
Inventories	273,045	272,025
Income taxes receivable	7,240	2,451
Other current assets	2,825	3,630
Total current assets	366,349	369,974
Property, plant and equipment, net	179,400	175,577
Deferred income taxes	25,454	24,811
Other assets	7,163	7,197
Goodwill	4,789	4,789
Other intangible assets, net	5,539	5,384
Total assets	$588,694	$587,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,140	$40,823
Accrued expenses	17,463	17,962
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	62,198	66,380
Long-term obligations (less current portion) (Note 15)	8,443	8,372
Deferred revenue (less current portion)	17,829	16,579
Deferred income taxes	1,919	1,919
Accrued pension benefits (less current portion)	62,072	61,107
Accrued postretirement benefits (less current portion)	103,013	103,683
Total liabilities	255,474	258,040
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,546,591 and 12,566,819 shares issued and 12,504,478 and 12,515,480 shares outstanding at September 30, 2018 and March 31, 2019, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	251,053	252,425
Accumulated earnings	126,588	120,977
Treasury stock, 42,113 shares at September 30, 2018 and 51,339 shares at March 31, 2019	(1,869)	(2,177)
Accumulated other comprehensive loss	(42,565)	(41,546)
Total stockholders’ equity	333,220	329,692
Total liabilities and stockholders’ equity	$588,694	$587,732

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Net revenues	$110,206	$127,474	$199,899	$234,543
Cost of sales	96,693	112,791	177,311	208,525
Gross profit	13,513	14,683	22,588	26,018
Selling, general and administrative expense	12,262	10,663	23,009	21,791
Research and technical expense	965	859	1,853	1,693
Operating income (loss)	286	3,161	(2,274)	2,534
Nonoperating retirement benefit expense	2,083	856	4,171	1,712
Interest income	(17)	(18)	(35)	(38)
Interest expense	229	284	459	525
Income (loss) before income taxes	(2,009)	2,039	(6,869)	335
Provision for (benefit from) income taxes	59	530	17,725	429
Net income (loss)	$(2,068)	$1,509	$(24,594)	$(94)
Net income (loss) per share:
Basic	$(0.17)	$0.12	$(1.99)	$(0.01)
Diluted	$(0.17)	$0.12	$(1.99)	$(0.01)
Weighted Average Common Shares Outstanding
Basic	12,422	12,449	12,417	12,440
Diluted	12,422	12,600	12,417	12,440

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Net income (loss)	$(2,068)	$1,509	$(24,594)	$(94)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,311	579	2,616	1,159
Foreign currency translation adjustment	2,316	1,031	2,833	(140)
Other comprehensive income (loss)	3,627	1,610	5,449	1,019
Comprehensive income (loss)	$1,559	$3,119	$(19,145)	$925

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2018
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2017	12,520,320	$13	$249,339	$134,082	$(1,876)	$(70,871)	$310,687
Net income (loss)				(2,068)			(2,068)
Dividends paid and accrued ($0.22 per share)				(2,758)			(2,758)
Other comprehensive income (loss)						3,626	3,626
Issue restricted stock (less forfeitures)	(300)						—
Purchase of treasury stock					7		7
Stock compensation			711				711
Balance March 31, 2018	12,520,020	$13	$250,050	$129,256	$(1,869)	$(67,245)	$310,205

	Three Months Ended March 31, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2018	12,517,492	$13	$251,718	$122,226	$(2,177)	$(43,156)	$328,624
Net income (loss)				1,509			1,509
Dividends paid and accrued ($0.22 per share)				(2,758)			(2,758)
Other comprehensive income (loss)						1,610	1,610
Issue restricted stock (less forfeitures)	(2,012)						—
Stock compensation			707				707
Balance March 31, 2019	12,515,480	$13	$252,425	$120,977	$(2,177)	$(41,546)	$329,692

	Six Months Ended March 31, 2018
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2017	12,509,757	$13	$248,733	$159,366	$(1,646)	$(72,694)	$333,772
Net income (loss)				(24,594)			(24,594)
Dividends paid and accrued ($0.44 per share)				(5,516)			(5,516)
Other comprehensive income (loss)						5,449	5,449
Issue restricted stock (less forfeitures)	17,200						—
Purchase of treasury stock	(6,937)				(223)		(223)
Stock compensation			1,317				1,317
Balance March 31, 2018	12,520,020	$13	$250,050	$129,256	$(1,869)	$(67,245)	$310,205

	Six Months Ended March 31, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				(94)			(94)
Dividends paid and accrued ($0.44 per share)				(5,517)			(5,517)
Other comprehensive income (loss)						1,019	1,019
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	8,144						—
Purchase of treasury stock	(9,226)				(308)		(308)
Stock compensation			1,157				1,157
Balance March 31, 2019	12,515,480	$13	$252,425	$120,977	$(2,177)	$(41,546)	$329,692

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(24,594)	$(94)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,449	9,296
Amortization	264	155
Pension and post-retirement expense - U.S. and U.K.	7,107	4,487
Stock compensation expense	1,317	1,157
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	27,858	238
Loss on disposition of property	55	5
Change in assets and liabilities:
Accounts receivable	(2,925)	(7,765)
Inventories	(21,548)	969
Other assets	(1,184)	(846)
Accounts payable and accrued expenses	2,385	4,124
Income taxes	(11,066)	4,788
Accrued pension and postretirement benefits	(4,905)	(3,207)
Net cash provided by (used in) operating activities	(17,037)	12,057
Cash flows from investing activities:
Additions to property, plant and equipment	(6,338)	(5,409)
Net cash provided by (used in) investing activities	(6,338)	(5,409)
Cash flows from financing activities:
Revolving credit facility borrowings	—	16,600
Revolving credit facility repayments	—	(16,600)
Dividends paid	(5,509)	(5,505)
Proceeds from exercise of stock options	—	215
Payment for purchase of treasury stock	(223)	(308)
Payments on long-term obligation	(109)	(71)
Net cash provided by (used in) financing activities	(5,841)	(5,669)
Effect of exchange rates on cash	422	(1)
Increase (decrease) in cash and cash equivalents:	(28,794)	978
Cash and cash equivalents:
Beginning of period	46,328	9,802
End of period	$17,534	$10,780
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$430	$496
Income taxes paid (refunded), net	$918	$(4,636)
Capital expenditures incurred, but not yet paid	$1,738	$809
Dividends declared but not yet paid	$7	$12

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2019 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.  Recently Issued Accounting Standards

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  This new guidance requires entities to (1) disaggregate the service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented.  In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.  The amendments in this ASU also only allow the service cost component to be eligible for capitalization.  This new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  The Company adopted the standard on October 1, 2018.  The amendments are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  As a result of the retrospective change in presentation, the Company reclassified $2.1 million from cost of sales to Nonoperating retirement benefit expense on the Consolidated Statements of Operations for the quarter ended March 31, 2018 and $4.2 million for the six months ended March 31, 2018.  The Company used the practical expedient allowed in the standard upon transition that permitted entities to use their previously disclosed service cost and other costs from the prior years’ pension and other postretirement benefit plan footnotes in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement.

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

Note 3.  Revenues from Contracts with Customers

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

The Company may occasionally have customer agreements involving production and shipment of goods that would require revenue to be recognized over time in accordance with the new guidance due to there being no alternative use for the product without significant economic loss and enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  Over-time recognition was a change from the accounting for these products, which was point-in-time prior to the adoption of the new standard.   As of October 1, 2018 and March 31, 2019, the Company did not have any customer agreements that would require revenue to be recorded over time.

Each customer purchase order or contract for goods transferred represents a single performance obligation for which revenue is recognized at either a point in time or over-time as described in the preceding paragraph. The standard terms and conditions of a customer purchase order include limited warranties and the right of customers to have products that do not meet specifications repaired or replaced, at the Company’s option.  Such warranties do not represent a separate performance obligation.

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

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of goods or services to customers. Revenue is derived from product sales or conversion services, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers, if applicable.   Payment terms vary from customer to customer depending upon credit worthiness, prior payment history and other credit considerations.

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer of the goods are included in revenues and costs incurred by the Company for the delivery of goods and are classified as cost of sales in the consolidated statements of income. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract Balances

As of September 30, 2018 and March 31, 2019, accounts receivable with customers were $74,567 and $82,489, respectively.  Allowance for doubtful accounts as of September 30, 2018 and March 31, 2019 were $1,130 and $1,401, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2018 and March 31, 2019, no contract liabilities have been recorded except for $20,329 and $19,079, respectively, for the TIMET agreement.

Practical Expedients

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.  Aside from the TIMET agreement, the Company does not have any remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of March 31, 2019.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and six month periods ended March 31, 2018 and March 31, 2019.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Net revenues (dollars in thousands)
Aerospace	$59,033	$68,858	$105,872	$123,465
Chemical processing	21,148	21,761	34,504	40,681
Industrial gas turbine	11,755	13,685	25,176	27,768
Other markets	12,724	16,958	21,962	31,243
Total product revenue	104,660	121,262	187,514	223,157
Other revenue	5,546	6,212	12,385	11,386
Net revenues	$110,206	$127,474	$199,899	$234,543

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2018	2019
Raw Materials	$17,897	$16,859
Work-in-process	147,921	150,814
Finished Goods	105,640	103,020
Other	1,587	1,332
	$273,045	$272,025

Note 5.  Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income was taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company was lowered to 21.0%.  Deferred tax assets beginning as of December 31, 2017 were revalued to the lower statutory rates of 24.5% or 21.0%, depending upon the projected timing of the reversal of those assets.  The estimated impact of the revaluation of the deferred tax assets resulted in increased tax expense in the first six months of fiscal 2018 of $17,954, which was recorded as a discrete accounting adjustment.

Income tax expense for the three and six months ended March 31, 2018 and 2019 differed from the U.S. federal statutory rates of 24.5% and 21.0%, respectively, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended March 31, 2019 was 26.0% on $2,039 of income before income taxes and 128.1% on income before income taxes of $335 for the six months ended March 31, 2019.  Income tax expense in the first three and six months of fiscal 2019 was unfavorably impacted by the forfeiture of unexercised stock options, which resulted in $0.3 million of additional tax expense.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2018 and March 31, 2019 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2018	2019	2018	2019	2018	2019	2018	2019
Service cost	$1,384	$1,310	$84	$79	$2,768	$2,620	$168	$158
Interest cost	2,625	2,567	1,078	1,088	5,231	5,133	2,156	2,176
Expected return	(3,665)	(3,575)	—	—	(7,299)	(7,147)	—	—
Amortizations	1,294	401	751	372	2,583	803	1,500	744
Net periodic benefit cost	$1,638	$703	$1,913	$1,539	$3,283	$1,409	$3,824	$3,078

The Company contributed $1,500 to Company-sponsored domestic pension plans, $1,666 to its other post-retirement benefit plans and $391 to the U.K. pension plan for the six months ended March 31, 2019. The Company expects to make contributions of $3,000 to its U.S. pension plan, $3,334 to its other post-retirement benefit plan and $391 to the U.K. pension plan for the remainder of fiscal 2019.

Note 7.  Legal, Environmental and Other Contingencies

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

In January 2017, a customer based in the United Kingdom wrote to the Company making a claim in relation to certain product sold to that customer by the Company.  This writing was followed up by claim correspondence in 2018 and early 2019.  The Company has engaged its legal advisors in the United Kingdom to respond to the claim, and correspondence between the parties’ respective counsel remains ongoing. To date the insurers have not accepted coverage responsibility for the claim but have agreed to fund expenses of legal counsel selected by the Company through the date of the determination regarding coverage. The Company intends to pursue such coverage as and if necessary while vigorously defending against the customer claim. Liability for the claim is disputed, and the amount of the claim, if any, remains unclear.

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

As of September 30, 2018 and March 31, 2019, the Company has accrued $504 for post-closure monitoring and maintenance activities, of which $449 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at March 31, 2019.

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

Note 8.  Deferred Revenue

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

Note 9.  Goodwill and Other Intangible Assets, Net

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of March 31, 2019.

During the first six months of fiscal 2019, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $131 and $50 for the three-month periods ended March 31, 2018 and 2019, respectively and $264 and $155 for the six-month periods ended March 31, 2018 and 2019, respectively.   The following represents a summary of intangible assets at September 30, 2018 and March 31, 2019.

	Gross	Accumulated	Carrying
September 30, 2018	Amount	Amortization	Amount
Patents	$4,030	$(3,977)	$53
Trademarks	3,800	—	3,800
Customer relationships	2,100	(574)	1,526
Other	291	(131)	160
	$10,221	$(4,682)	$5,539

	Gross	Accumulated	Carrying
March 31, 2019	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(647)	1,453
Other	291	(160)	131
	$6,191	$(807)	$5,384

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2019	$101
2020	198
2021	179
2022	133
2023	129
Thereafter	844

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2018	2019	2018	2019
Numerator: Basic and Diluted
Net income (loss)	$(2,068)	$1,509	$(24,594)	$(94)
Dividends paid and accrued	(2,758)	(2,758)	(5,516)	(5,517)
Undistributed income (loss)	(4,826)	(1,249)	(30,110)	(5,611)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(4,826)	(1,249)	(30,110)	(5,611)
Dividends paid on common shares outstanding	2,722	2,738	5,455	5,475
Net income (loss) available to common shares	(2,104)	1,489	(24,655)	(136)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,422,485	12,448,792	12,416,627	12,439,689
Adjustment for dilutive potential common shares	—	151,500	—	—
Weighted average shares outstanding - Diluted	12,422,485	12,600,292	12,416,627	12,439,689

Basic net income (loss) per share	$(0.17)	$0.12	$(1.99)	$(0.01)
Diluted net income (loss) per share	$(0.17)	$0.12	$(1.99)	$(0.01)

Number of stock option shares excluded as their effect would be anti-dilutive	316,776	313,028	341,776	313,787
Number of restricted stock shares excluded as their effect would be anti-dilutive	97,535	66,688	97,685	67,694
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	16,550	29,050	16,550	29,050
Number of performance share awards excluded as their effect would be anti-dilutive	49,180	55,762	46,490	49,432

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,422,485	12,448,792	12,416,627	12,439,689
Unvested participating shares	—	—	—	—
	12,422,485	12,448,792	12,416,627	12,439,689

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

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the six months ended March 31, 2019:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2018	81,993	$37.28
Granted	27,938	$34.02
Forfeited / Canceled	(19,794)	$37.43
Vested	(23,449)	$38.26
Unvested at March 31, 2019	66,688	$35.53
Expected to vest	66,688	$35.53

Compensation expense related to restricted stock for the three months ended March 31, 2018 and 2019 was $251 and $219, respectively, and for the six months ended March 31, 2018 and 2019 was $565 and $272, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2019 was $1,331, to be recognized over a weighted average period of 0.77 years.  During the first quarter of fiscal 2019, the Company repurchased 9,226 shares of stock from employees at an average purchase price of $33.40 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  Beginning on November 21, 2017, the Company granted shares of restricted stock from the 2016 Incentive Compensation Plan with respect to which elections were made by certain individuals to defer receipt to a future period.  Such shares vest in accordance with the parameters of the 2016 Incentive Compensation Plan, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares will also be forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the six months ended March 31, 2019.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2018	16,550	$31.76
Granted	12,500	$33.98
Vested and Deferred	(16,550)	31.76
Unvested and deferred at March 31, 2019	12,500	$33.98
Vested and Deferred at March 31, 2019	16,550	$31.76

Compensation expense related to deferred restricted stock for the three months ended March 31, 2018 and 2019 was $131 and $106, respectively, and for the six months ended March 31, 2018 and 2019 was $175 and $229, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2019 was $283, to be recognized over a weighted average period of 0.30 years.

Performance Shares

Beginning in fiscal 2017, the Company granted to certain employees target numbers of performance shares under the 2016 Incentive Compensation Plan.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period commencing from the beginning of the fiscal year in which the award was granted as compared to the total shareholder return of the

Company’s peer group, as defined by the Compensation Committee for this purpose.  The fair value of the performance shares is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended March 31, 2018 and 2019 was $185 and $204, respectively, and for the six months ended March 31, 2018 and 2019 was $314 and $325, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2019 was $1,380, to be recognized over a weighted average period of 1.67 years.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to performance shares for the six months ended March 31, 2019.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2018	30,344	$49.32
Granted	24,282	$44.93
Forfeited / Canceled	(1,080)	$43.70
Unvested at March 31, 2019	53,546	$47.44

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
February 25, 2019	$10.86	2.52%	2.47%	41%	5	years
November 21, 2018	$10.61	2.59%	2.88%	41%	5	years
September 17, 2018	$11.03	2.55%	2.89%	40%	5	years
June 1, 2018	$13.92	2.07%	2.68%	41%	5	years
November 21, 2017	$9.74	2.77%	2.06%	42%	5	years

The stock-based employee compensation expense for stock options for the three months ended March 31, 2018 and 2019 was $144 and $178, respectively and for the six months ended March 31, 2019 and 2019 was $262 and $331, respectively. The remaining unrecognized compensation expense at March 31, 2019 was $1,069, to be recognized over a weighted average vesting period of 1.01 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the six months ended March 31, 2019 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2018	410,675		$42.72
Granted	77,760		$34.02
Exercised	(12,084)		$17.82
Canceled	(117,500)		$45.70
Outstanding at March 31, 2019	358,851	$38	$40.69	6.72	yrs.
Vested or expected to vest	329,060	$36	$40.55	6.77	yrs.
Exercisable at March 31, 2019	232,223	$16	$43.70	5.32	yrs.

Note 12.  Dividend

In the second quarter of fiscal 2019, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid March 15, 2019 to stockholders of record at the close of business on March 1, 2019.  The dividend cash pay-out was $2,753 for the quarter based on the number of shares outstanding and $5 of dividends were recorded as deferred in accordance with the Deferred Compensation Plan.  In the first six months of fiscal 2019, dividends paid were $5,505, and dividends recorded as deferred were $12.

On May 2, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June  14, 2019 to stockholders of record at the close of business on May 31, 2019.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2018 or March 31, 2019.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2017	$(42,180)	$(21,217)	$(7,474)	$(70,871)
Other comprehensive income (loss) before reclassifications	—	—	2,316	2,316
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	94	—	—	94
Actuarial losses (a)	1,221	750	—	1,971
Tax benefit	(477)	(278)	—	(755)
Net current-period other comprehensive income (loss)	838	472	2,316	3,626
Accumulated other comprehensive income (loss) as of March 31, 2018	$(41,342)	$(20,745)	$(5,158)	$(67,245)

	Three Months Ended March 31, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2018	$(21,166)	$(10,928)	$(11,062)	$(43,156)
Other comprehensive income (loss) before reclassifications	—	—	1,031	1,031
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	52	—	—	52
Actuarial losses (a)	363	371	—	734
Tax benefit	(109)	(98)	—	(207)
Net current-period other comprehensive income (loss)	306	273	1,031	1,610
Accumulated other comprehensive income (loss) as of March 31, 2019	$(20,860)	$(10,655)	$(10,031)	$(41,546)

	Six Months Ended March 31, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	—	—	2,833	2,833
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	187	—	—	187
Actuarial losses (a)	2,444	1,500	—	3,944
Tax benefit	(961)	(554)	—	(1,515)
Net current-period other comprehensive income (loss)	1,670	946	2,833	5,449
Accumulated other comprehensive income (loss) as of March 31, 2017	$(41,342)	$(20,745)	$(5,158)	$(67,245)

	Six Months Ended March 31, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	—	—	(140)	(140)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	103	—	—	103
Actuarial losses (a)	727	743	—	1,470
Tax benefit	(217)	(197)	—	(414)
Net current-period other comprehensive income (loss)	613	546	(140)	1,019
Accumulated other comprehensive loss as of March 31, 2019	$(20,860)	$(10,655)	$(10,031)	$(41,546)

(a)    These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

(a)

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

As of March 31, 2019, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2019	$495
2020	995
2021	1,000
2022	1,012
2023	1,024
Thereafter	12,572
Total minimum lease payments	17,098
Less amounts representing interest	(9,044)
Present value of net minimum lease payments	8,054
Less current obligation	(157)
Total long-term lease obligation	$7,897

The lease obligations are included in Long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	March 31,
	2018	2019
Capital lease rental payments	$4,207	$4,168
Finance lease rental payments	3,920	3,887
Environmental post-closure monitoring and maintenance activities	504	504
Deferred dividends	14	27
Less amounts due within one year	(202)	(214)
Long-term obligations (less current portion)	$8,443	$8,372

Note 16.  Foreign Currency Forward Contracts

Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts.  The purpose of these hedging contracts is to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of March 31, 2019, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2018 or March 31, 2019.  Foreign exchange hedging gains and losses are recorded within Selling, General and Administrative Expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Foreign Currency Transactional Gain (Loss)	$—	$(93)	$—	$247
Foreign Exchange Forward Contract Gain (Loss)	$—	$198	$—	$(299)
Net gain (loss) included in Selling, General and Administrative Expense	$—	$105	$—	$(52)

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

Dividends Paid and Declared

In the second quarter of fiscal 2019, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on March 15, 2019 to stockholders of record at the close of business on March 1, 2019.  The dividend cash pay-out in the second quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis. Dividends paid in the first six months of fiscal 2019 were $5.5 million.

On May 2, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 14, 2019 to stockholders of record at the close of business on May 31, 2019.

Capital Spending

During the first six months of fiscal 2019, capital investment was $5.4 million, and total planned capital expenditures for fiscal 2019 are expected to be approximately $12.0 million.

Planned Equipment Outage and Upgrade Completed

The Company undertook a significant planned equipment outage and upgrade in the cold-finishing production area during the first quarter and a portion of the second quarter of fiscal 2019, upgrading certain components of one of the three annealing lines beginning in mid-October 2018.  The duration was fifteen weeks, with the upgraded annealing line placed back into service in late January 2019.  The outage required to complete these upgrades had a significant impact on the Company’s financial results in the first quarter of fiscal 2019, as well as a moderate financial impact on the second quarter of fiscal 2019.  Start-up costs, including higher processing costs and lower yields, impacted product costs in the second quarter and represented a temporary margin headwind.  The upgraded line is expected to be one of the key drivers to revenue growth and strengthening profitability over the balance of fiscal 2019.

Volumes, Competition and Pricing

Volume increased to 5.2 million pounds shipped in the second quarter of fiscal 2019 and represents the highest quarterly volume in four years.  The volume in the quarter was 10.0% higher than the same period of fiscal 2018 and sequentially 19.3% higher than the first quarter of fiscal 2019.  Volume shipped into the aerospace market during the second quarter of fiscal 2019 was 2.9 million pounds and represents a Company record.  Compared to last year’s second quarter, product shipped into the aerospace market was 10.8% higher.  The completion of the cold-finishing upgrade during the second quarter enabled the higher pounds shipped.  Pounds shipped into the industrial gas turbine market increased 18.3% compared to the same period of last year, coming off of historically low levels.  Continued weakness remains in the large-frame turbines market, while higher activity exists in the small/medium frame engines market.  Chemical processing volumes were lower than the same period last year driven by lower levels in specialty application projects shipped in the second quarter of fiscal 2019.

The product average selling price per pound in the second quarter of fiscal 2019 was $23.48, which is a 5.4% increase over last fiscal year’s second quarter, but is sequentially $0.05 per pound lower than the first quarter of fiscal 2019.  The alloy product mix of shipments this quarter was lower in value, partly offset by the effect of announced price increases. The most recent decline in the price of cobalt had a moderate unfavorable impact this quarter.

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

Note that the Company implemented ASU 2017-07, Compensation – Retirement Benefits (Topic 715) on October 1, 2018 on a retrospective basis.  This guidance requires non-service costs components of retirement expense to be reclassified outside of operating income to a new category titled “Nonoperating retirement benefit expense” in the statement of operations.  Gross margins were favorably impacted by the reclassification of the non-service cost components of retirement expense.  All prior periods have been adjusted for this change in accounting.

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2018 and 2019
		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2017	2018	2018	2018	2018	2019
Net Revenues	$89,693	$110,206	$113,114	$122,313	$107,069	$127,474
Gross Profit Margin	$9,075	$13,513	$15,363	$17,884	$11,335	$14,683
Gross Profit Margin %	10.1%	12.3%	13.6%	14.6%	10.6%	11.5%

The net revenue, gross profit margin and gross profit margin percentage improved in the second quarter of fiscal 2019 as compared to the first quarter on a 19.3% increase in pounds sold, although margins were negatively impacted by lower-than-normal specialty application projects, a lower-valued alloy product mix and higher costs from the planned outage of cold-finishing production, which continued into the second quarter.  In addition, the decline in the market price of cobalt compressed margins moderately this quarter and may continue to be a headwind in the second half of fiscal 2019.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2018	2018	2018	2018	2019
Backlog(1)
Dollars (in thousands)	$205,718	$212,312	$220,596	$216,020	$237,802	$253,003
Pounds (in thousands)	8,073	7,764	7,646	7,260	8,392	8,855
Average selling price per pound	$25.48	$27.35	$28.85	$29.75	$28.34	$28.57
Average nickel price per pound
London Metals Exchange(2)	$5.18	$6.08	$6.85	$5.68	$4.92	$5.93

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

Backlog was $253.0 million at March 31, 2019, an increase of $15.2 million, or 6.4%, from $237.8 million at December 31, 2018.  Backlog pounds at March 31, 2019 increased sequentially during the second quarter of fiscal 2019 by 5.5% as compared to December 31, 2018 after an increase during the first quarter of fiscal 2019 of 15.6% as compared to September 30, 2018.  The average selling price increased to $28.57 per pound at March 31, 2019 from $28.34 per pound at December 31, 2018, reflecting a change in product mix.  Order entry levels in the second quarter of fiscal 2019 were higher in all markets, as compared to the prior quarter.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2018	2018	2018	2018	2019
Net revenues (in thousands)
Aerospace	$46,839	$59,033	$59,646	$61,380	$54,607	$68,858
Chemical processing	13,356	21,148	21,364	23,301	18,920	21,761
Industrial gas turbines	13,421	11,755	11,866	15,308	14,083	13,685
Other markets	9,238	12,724	14,863	16,592	14,285	16,958
Total product revenue	82,854	104,660	107,739	116,581	101,895	121,262
Other revenue	6,839	5,546	5,375	5,732	5,174	6,212
Net revenues	$89,693	$110,206	$113,114	$122,313	$107,069	$127,474

Shipments by markets (in thousands of pounds)
Aerospace	2,023	2,578	2,645	2,598	2,112	2,857
Chemical processing	687	1,000	1,018	1,150	898	971
Industrial gas turbines	876	640	622	728	811	757
Other markets	332	479	498	524	509	580
Total shipments	3,918	4,697	4,783	5,000	4,330	5,165

Average selling price per pound
Aerospace	$23.15	$22.90	$22.55	$23.63	$25.86	$24.10
Chemical processing	19.44	21.15	20.99	20.26	21.07	22.41
Industrial gas turbines	15.32	18.37	19.08	21.03	17.36	18.08
Other markets	27.83	26.56	29.85	31.66	28.06	29.24
Total product (product only; excluding other revenue)	21.15	22.28	22.53	23.32	23.53	23.48
Total average selling price (including other revenue)	$22.89	$23.46	$23.65	$24.46	$24.73	$24.68

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2019

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2018		2019		Amount	%
Net revenues	$110,206	100.0%	$127,474	100.0%	$17,268	15.7%
Cost of sales	96,693	87.7%	112,791	88.5%	16,098	16.6%
Gross profit	13,513	12.3%	14,683	11.5%	1,170	8.7%
Selling, general and administrative expense	12,262	11.1%	10,663	8.4%	(1,599)	(13.0)%
Research and technical expense	965	0.9%	859	0.7%	(106)	(11.0)%
Operating income (loss)	286	0.3%	3,161	2.5%	2,875	1,005.2%
Nonoperating retirement benefit expense	2,083	1.9%	856	0.7%	(1,227)	(58.9)%
Interest income	(17)	(0.0)%	(18)	(0.0)%	(1)	5.9%
Interest expense	229	0.2%	284	0.2%	55	24.0%
Income (loss) before income taxes	(2,009)	(1.8)%	2,039	1.6%	4,048	(201.5)%
Provision for (benefit from) income taxes	59	0.1%	530	0.4%	471	798.3%
Net income (loss)	$(2,068)	(1.9)%	$1,509	1.2%	$3,577	(173.0)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2018	2019	Amount	%
Net revenues (dollars in thousands)
Aerospace	$59,033	$68,858	$9,825	16.6%
Chemical processing	21,148	21,761	613	2.9%
Industrial gas turbine	11,755	13,685	1,930	16.4%
Other markets	12,724	16,958	4,234	33.3%
Total product revenue	104,660	121,262	16,602	15.9%
Other revenue	5,546	6,212	666	12.0%
Net revenues	$110,206	$127,474	$17,268	15.7%
Pounds by market (in thousands)
Aerospace	2,578	2,857	279	10.8%
Chemical processing	1,000	971	(29)	(2.9)%
Industrial gas turbine	640	757	117	18.3%
Other markets	479	580	101	21.1%
Total shipments	4,697	5,165	468	10.0%
Average selling price per pound
Aerospace	$22.90	$24.10	$1.20	5.2%
Chemical processing	21.15	22.41	1.26	6.0%
Industrial gas turbine	18.37	18.08	(0.29)	(1.6)%
Other markets	26.56	29.24	2.68	10.1%
Total product (excluding other revenue)	22.28	23.48	1.20	5.4%
Total average selling price (including other revenue)	$23.46	$24.68	$1.22	5.2%

Net Revenues.  Net revenues were $127.5 million in the second quarter of fiscal 2019, an increase of 15.7% from $110.2 million in the same period of fiscal 2018.   Volume was 5.2 million pounds in the second quarter of fiscal 2019, an increase of 10.0% from 4.7 million pounds in the same period of fiscal 2018.  The increase in volume was primarily due to an increase in shipments into the aerospace, industrial gas turbine and flue gas desulfurization markets (included in other markets) during the second quarter of fiscal 2019.  The product-sales average selling price was $23.48 per pound in the second quarter of fiscal 2019, an increase of 5.4% from $22.28 per pound in the same period of fiscal 2018.  The increase in average selling price per pound largely reflects improved pricing combined with a higher value product mix as compared to the same period of last year which increased average selling price per pound by approximately $1.52 and $0.37, respectively.  These increases were partially offset by lower market prices of raw materials, particularly cobalt, which decreased averages selling price per pound by approximately $0.69.

Sales to the aerospace market were $68.9 million in the second quarter of fiscal 2019, an increase of 16.6% from $59.0 million in the same period of fiscal 2018, due to 5.2% increase in average selling price per pound, combined with a 10.8% increase in volume.  Demand in the aerospace market remains strong with record high volume for the Company in fiscal year 2018, although aerospace market volume was impacted by the planned equipment outage and upgrade in the cold-finishing production area during the first four months of fiscal 2019.  Continued growth is expected beyond this quarter largely due to the Company’s completion of the upgrade in the cold-finishing production area. Price increases have been initiated in the aerospace market for transactional business along with the renewal of customer agreements which typically renew on a quarterly, semi-annual or annual basis.  The increase in average selling price per pound largely reflects pricing increases taken over the past year, combined with a higher value product mix which increased average selling price per pound by approximately $1.94 and $0.05, respectively, partially offset by lower market prices of raw materials, particularly cobalt, which decreased average selling price per pound by approximately $0.79 per pound.

Sales to the chemical processing market were $21.8 million in the second quarter of fiscal 2019, an increase of 2.9% from $21.1 million in the same period of fiscal 2018, due to a 6.0% increase in average selling price per pound, partially offset by a 2.9% decrease in volume. Volume was lower primarily due to lower levels of specialty application projects. The increase in average selling price per pound reflects a higher value product mix on less volume, price increases and higher market prices of raw materials, particularly molybdenum, which increased average selling price per pound by approximately $1.03, $0.12 and $0.11, respectively.

Sales to the industrial gas turbine market were $13.7 million in the second quarter of fiscal 2019, an increase of 16.4% from $11.8 million for the same period of fiscal 2018, due to an increase in volume of 18.3%, partially offset by a decrease in average selling price per pound of 1.6%.  While volume has increased in comparison to the second quarter of fiscal 2018, these levels are well below the quantity shipped in previous years and there remains significant uncertainty regarding the timing of a recovery in this market. The decrease in average selling price per pound is largely attributable to the plate product initiative to increase volumes of those products, even at their lower margins, in order to increase utilization of certain areas within the Kokomo, Indiana operations, along with lower raw material market prices, particularly cobalt.  These factors decreased average selling price per pound by approximately $1.93 and $0.81, respectively.     The decrease in average selling price per pound was partially offset by improved pricing which increased average selling price per pound by approximately $2.45.

Sales to other markets were $17.0 million in the second quarter of fiscal 2019, an increase of 33.3% from $12.7 million in the same period of fiscal 2018, due to an increase in volume of 21.1%, combined with a 10.1% increase in average selling price per pound.  The increase in volume was primarily due to increases in sales to the flue-gas desulfurization and oil and gas markets. The average selling price per pound increase reflects a higher-value product mix and improved pricing, including price increases, which increased average selling price per pound by approximately $3.51 and $0.57, respectively, partially offset by lower raw material market prices, particularly cobalt, which decreased average selling price per pound by $1.40.

Other Revenue.  Other revenue was $6.2 million in the second quarter of fiscal 2019, an increase of 12.0% from $5.5 million in the same period of fiscal 2018. The increase was due primarily to increased toll conversion.

Cost of Sales. Cost of sales was $112.8 million, or 88.5% of net revenues, in the second quarter of fiscal 2019 compared to $96.7 million, or 87.7% of net revenues, in the same period of fiscal 2018. The $16.1 million increase was primarily due to higher volumes.

Gross Profit.  As a result of the above factors, gross profit was $14.7 million for the second quarter of fiscal 2019, an increase of $1.2 million from the same period of fiscal 2018. Gross margin as a percentage of net revenue decreased to 11.5% in the second quarter of fiscal 2019 as compared to 12.3% in the same period of fiscal 2018, largely attributable to temporary inefficiencies caused by the delayed start-up of cold-finish operations after the planned upgrade which occurred during the month of January, combined with lower levels of specialty application projects and declines in the market price of cobalt.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $10.7 million for the second quarter of fiscal 2019, a decrease of $1.6 million from the same period of fiscal 2018.  This decrease is primarily attributable to lower bad debt expense of $0.6 million due to the bankruptcy of one customer during the second quarter of fiscal 2018 and favorable foreign exchange expense of $0.6 million.  Selling, general and administrative expense as a percentage of net revenues decreased to 8.4% for the second quarter of fiscal 2019 compared to 11.1% for the same period of fiscal 2018.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.7% of revenue, for the second quarter of fiscal 2019, compared to $1.0 million, or 0.9% of revenue, in the same period of fiscal 2018.

Operating Income/(Loss).  As a result of the above factors, operating income in the second quarter of fiscal 2019 was $3.2 million compared to operating income of $0.3 million in the same period of fiscal 2018.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.9 million compared to $2.1 million in the same period of fiscal 2018.  The reduction in expense was primarily driven by higher discount rates which resulted in lower retirement liabilities and ultimately lower expense.

Income Taxes.    Income tax expense was $0.5 million in the second quarter of fiscal 2019, an increase of $0.5 million from the second quarter of fiscal 2018, driven by higher income before income taxes.

Net Income/(Loss).  As a result of the above factors, net income in the second quarter of fiscal 2019 was $1.5 million, compared to a net loss of $(2.1) million in the same period of fiscal 2018.

Results of Operations for the Six Months Ended March 31, 2018 Compared to the Six Months Ended March 31, 2019

	Six Months Ended March 31,				Change
($ in thousands)	2018		2019		Amount	%
Net revenues	$199,899	100.0%	$234,543	100.0%	$34,644	17.3%
Cost of sales	177,311	88.7%	208,525	88.9%	31,214	17.6%
Gross profit	22,588	11.3%	26,018	11.1%	3,430	15.2%
Selling, general and administrative expense	23,009	11.5%	21,791	9.3%	(1,218)	(5.3)%
Research and technical expense	1,853	0.9%	1,693	0.7%	(160)	(8.6)%
Operating income (loss)	(2,274)	(1.1)%	2,534	1.1%	4,808	(211.4)%
Nonoperating retirement benefit expense	4,171	2.1%	1,712	0.7%	(2,459)	(59.0)%
Interest income	(35)	(0.0)%	(38)	(0.0)%	(3)	8.6%
Interest expense	459	0.2%	525	0.2%	66	14.4%
Income (loss) before income taxes	(6,869)	(3.4)%	335	0.1%	7,204	(104.9)%
Provision for (benefit from) income taxes	17,725	8.9%	429	0.2%	(17,296)	(97.6)%
Net income (loss)	$(24,594)	(12.3)%	$(94)	(0.0)%	$24,500	(99.6)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2018	2019	Amount	%
Net revenues (dollars in thousands)
Aerospace	$105,872	$123,465	$17,593	16.6%
Chemical processing	34,504	40,681	6,177	17.9%
Industrial gas turbine	25,176	27,768	2,592	10.3%
Other markets	21,962	31,243	9,281	42.3%
Total product revenue	187,514	223,157	35,643	19.0%
Other revenue	12,385	11,386	(999)	(8.1)%
Net revenues	$199,899	$234,543	$34,644	17.3%
Pounds by market (in thousands)
Aerospace	4,601	4,969	368	8.0%
Chemical processing	1,687	1,869	182	10.8%
Industrial gas turbine	1,516	1,568	52	3.4%
Other markets	811	1,089	278	34.3%
Total shipments	8,615	9,495	880	10.2%
Average selling price per pound
Aerospace	$23.01	$24.85	$1.84	8.0%
Chemical processing	20.45	21.77	1.32	6.5%
Industrial gas turbine	16.61	17.71	1.10	6.6%
Other markets	27.08	28.69	1.61	5.9%
Total product (excluding other revenue)	21.77	23.50	1.73	7.9%
Total average selling price (including other revenue)	$23.20	$24.70	$1.50	6.5%

Net Revenues.   Net revenues were $234.5 million in the first six months of fiscal 2019, an increase of 17.3% from $199.9 million in the same period of fiscal 2018.   Volume was 9.5 million pounds in the first six months of fiscal 2019, an increase of 10.2% from 8.6 million pounds in the same period of fiscal 2018.  The increase in volume was primarily due to strong aerospace sales as well as improvement in flue-gas desulfurization (included within other markets) and chemical processing sales.  The product-sales average selling price was $23.50 per pound in first six months of fiscal 2019, an increase of 7.9% from $21.77 per pound in the same period of fiscal 2018.  The average selling price increased as a result of improved pricing, in the amount of approximately $1.51 per pound and a higher-value product mix as compared to the same period of fiscal 2018, in the amount of approximately $0.37 per pound, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.15.

Sales to the aerospace market were $123.5 million in the first six months of fiscal 2019, an increase of 16.6% from $105.9 million in the same period of fiscal 2018, due to an 8.0%, or $1.84, increase in average selling price per pound, combined with a 8.0% increase in volume.  The increase in volume reflects the increase in new engine platform sales combined with the Company’s enhanced capacity from the cold-finishing capital investment.  The average selling price per pound increase reflects improved pricing and a higher value product mix, which increased average selling price per pound by approximately $1.89 and $0.21, respectively, partially offset by a decrease in raw material market prices, particularly cobalt, which decreased average selling price per pound by approximately $0.26.

Sales to the chemical processing market were $40.7 million in the first six months of fiscal 2019, an increase of 17.9% from $34.5 million in the same period of fiscal 2018, due to a 10.8% increase in volume and a 6.5% increase in average selling price per pound.  Base volumes have increased in the first six months of fiscal 2019 from the same period of fiscal 2018.   However, specialty application project revenue was lower in the first six months of fiscal 2019 compared to the same period last year.   The increase in average selling price per pound reflects improved pricing and higher market prices of raw materials, particularly molybdenum, which increased average selling price per pound by approximately $1.09 and $0.28, respectively, partially offset by a lower-value product mix which decreased average selling price per pound by approximately $0.05.

Sales to the industrial gas turbine market were $27.8 million in the first six months of fiscal 2019, an increase of 10.3% from $25.2 million for the same period of fiscal 2018 due to an increase of 3.4% in volume and a 6.6%, or $1.10, increase in average selling price per pound.  The increase in average selling price per pound primarily reflects improved pricing which increased average selling price per pound by approximately $1.95, partially offset by a lower-value product mix and lower raw material market prices, particularly cobalt, which decreased the average selling price per pound by approximately $0.65 and $0.20, respectively.

Sales to other markets were $31.2 million in the first six months of fiscal 2019, an increase of 42.3% from $22.0 million in the same period of fiscal 2018, due to a 34.3% increase in volume and a 5.9% increase in average selling price per pound.  The increase in volume was primarily due to increases in sales to the oil and gas and flue-gas desulfurization markets.  The increase in average selling price reflects a higher-value product mix, which increased average selling price per pound by approximately $2.09, partially offset by lower raw material market prices and improved pricing, which decreased average selling price per pound by approximately $0.37 and $0.11, respectively.

Other Revenue.   Other revenue was $11.4 million in the first six months of fiscal 2019, a decrease of 8.1% from $12.4 million in the same period of fiscal 2018. The decrease was due primarily to decreased toll conversion.

Cost of Sales.  Cost of sales was $208.5 million, or 88.9% of net revenues, in the first six months of fiscal 2019 compared to $177.3 million, or 88.7% of net revenues, in the same period of fiscal 2018.  This $31.2 million increase was primarily due to higher volumes sold.

Gross Profit.   As a result of the above factors, gross profit was $26.0 million for the first six months of fiscal 2019, an increase of $3.4 million from the same period of fiscal 2018. Gross profit as a percentage of net revenue decreased to 11.1% in the first six months of fiscal 2019 as compared to 11.3% in the same period of fiscal 2018.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $21.8 million for the first six months of fiscal 2019, a decrease of $1.2 million from the same period of fiscal 2018.  The decrease in the first six months of fiscal 2019 is primarily attributable to lower expense due to foreign exchange losses of $0.6 million, lower bad debt expense of $0.4 million and lower expense due to incentive compensation of $0.3 million.  Selling, general and administrative expense as a percentage of net revenues decreased to 9.3% for the first six months of fiscal 2019 compared to 11.5% for the same period of fiscal 2018.

Research and Technical Expense.  Research and technical expense was $1.7 million, or 0.7% of revenue, for the first six months of fiscal 2019, compared to $1.9 million, or 0.9% of revenue, in the same period of fiscal 2018.

Operating Income/(Loss).  As a result of the above factors, operating income in the first six months of fiscal 2019 was $2.5 million compared to an operating loss of $(2.3) million in the same period of fiscal 2018.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $1.7 million compared to $4.2 million in the same period of fiscal 2018.  The reduction in expense was primarily driven by higher discount rates which resulted in lower retirement liabilities and ultimately lower expense.

Income Taxes.  Income tax expense was $0.4 million in the first six months fiscal 2019, a reduction of $17.3 million from expense of $17.7 million in the same period of fiscal 2018, driven by a $19.6 million unfavorable impact related to the passage of the Tax Reform and Jobs Act during fiscal 2018.  This Act required the Company to revalue its deferred tax assets to the new statutory tax rate which resulted in increased expense during that period.

Net Income/(Loss).  As a result of the above factors, net loss for the first six months of fiscal 2019 was $(0.1) million, a decrease in loss of $24.5 million from net loss of $(24.6) million in the same period of fiscal 2018.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $294.3 million at March 31, 2019, an increase of $2.4 million, or 0.8%, from $291.9 million at September 30, 2018. This increase resulted primarily from accounts receivable increasing $7.7 million, partially offset by accounts payable and accrued expenses increasing by $4.2 million and inventory decreasing by $1.0 million during the first six months of fiscal 2019.  As compared to the first quarter ended December 31, 2018, controllable working capital increased $1.5 million, or 0.5%.  This increase resulted primarily from accounts receivable increasing $16.1 million during the second quarter of fiscal 2019, partially offset by a decrease in inventory of $9.0 million and increases in accounts payable and accrued expenses of $5.6 million.

Liquidity and Capital Resources

Comparative cash flow analysis

During the first six months of fiscal 2019, the Company’s primary sources of cash were cash on-hand and the revolving credit facility which was drawn against during the first six months of fiscal 2019, but repaid in full by March 31, 2019.  Inclusive of $9.9 million that was held by foreign subsidiaries in various currencies, the Company had cash and cash equivalents of $10.8 million at March 31, 2019, compared to $9.8 million at September 30, 2018.

Net cash provided by operating activities in the first six months of fiscal 2019 was $12.1 million compared to net cash used in operating activities of $(17.0) million in the first six months of fiscal 2018, a difference of $29.1 million.  The improvement is primarily driven by a reduction in inventory during the first six months of fiscal 2019 of $1.0 million compared to a $21.5 million increase in inventory during the same period of fiscal 2018 along with $4.6 million of income tax refunds during the first six months of fiscal 2019 as compared to a $0.9 million of tax payments during the same period of fiscal 2018.

Net cash used in investing activities was $5.4 million in the first six months of fiscal 2019, which was lower than cash used in investing activities during the same period of fiscal 2018 of $6.3 million.

Net cash used in financing activities was $5.7 million in the first six months of fiscal 2019, which was lower than cash used in financing activities during the same period of fiscal 2018 of $5.8 million, as a result of proceeds received from the exercise of stock options during the six months of fiscal 2019.  Other events impacting the first six months of fiscal 2019 included dividends paid of $5.5 million, which is comparable to the prior year.  Additionally, during the first six months of fiscal 2019, the Company borrowed $16.6 million from the revolving credit facility which was fully repaid by the end of the second quarter.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2019 are expected to consist primarily of cash generated from operations, cash on hand and, if needed, borrowings under the U.S. revolving credit facility. At March 31, 2019, the Company had cash of $10.8 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures, regular quarterly dividends and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of March 31, 2019, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of March 31, 2019, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•	Funding operations;

•	Capital spending;

•	Dividends to stockholders; and

•	Pension and postretirement plan contributions.

Capital investment in the first six months of fiscal 2019 was $5.4 million, and the forecast for capital spending in fiscal 2019 is approximately $12.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2019:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$650	$280	$370	$—	$—
Operating lease obligations	3,566	2,259	1,235	72	—
Capital and finance lease obligations	17,098	998	2,004	2,047	12,049
Raw material contracts (primarily nickel)	26,782	26,782	—	—	—
Capital projects and other commitments	4,154	4,154	—	—	—
Pension plan(2)	61,107	6,000	12,000	9,000	34,107
Non-qualified pension plans	668	95	190	190	193
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	504	55	120	110	219
Total	$164,529	$45,623	$25,919	$21,419	$71,568

(1)	As of March 31, 2019, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $61,107 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2019. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended March 31, 2019 included herein, there have been no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2019, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

*Furnished not filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: May 2, 2019

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 2, 2019