Form 10-Q
period 2019-06-30
HAYNES INTERNATIONAL INC
filed 2019-08-01
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 1, 2019, the registrant had 12,513,350 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,802	$22,045
Accounts receivable, less allowance for doubtful accounts of $1,130 and $1,503 at September 30, 2018 and June 30, 2019, respectively	73,437	77,719
Inventories	273,045	269,138
Income taxes receivable	7,240	2,371
Other current assets	2,825	3,703
Total current assets	366,349	374,976
Property, plant and equipment, net	179,400	172,212
Deferred income taxes	25,454	23,834
Other assets	7,163	6,678
Goodwill	4,789	4,789
Other intangible assets, net	5,539	5,334
Total assets	$588,694	$587,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,140	$43,040
Accrued expenses	17,463	16,837
Accrued pension and postretirement benefits	5,095	5,095
Deferred revenue—current portion	2,500	2,500
Total current liabilities	62,198	67,472
Long-term obligations (less current portion) (Note 15)	8,443	8,337
Deferred revenue (less current portion)	17,829	15,954
Deferred income taxes	1,919	1,919
Accrued pension benefits (less current portion)	62,072	59,874
Accrued postretirement benefits (less current portion)	103,013	104,127
Total liabilities	255,474	257,683
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,546,591 and 12,566,819 shares issued and 12,504,478 and 12,513,350 shares outstanding at September 30, 2018 and June 30, 2019, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	251,053	253,116
Accumulated earnings	126,588	122,019
Treasury stock, 42,113 shares at September 30, 2018 and 53,469 shares at June 30, 2019	(1,869)	(2,239)
Accumulated other comprehensive loss	(42,565)	(42,769)
Total stockholders’ equity	333,220	330,140
Total liabilities and stockholders’ equity	$588,694	$587,823

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Net revenues	$113,114	$126,032	$313,013	$360,575
Cost of sales	97,751	107,857	275,062	316,382
Gross profit	15,363	18,175	37,951	44,193
Selling, general and administrative expense	13,661	10,985	36,670	32,776
Research and technical expense	1,018	830	2,871	2,523
Operating income (loss)	684	6,360	(1,590)	8,894
Nonoperating retirement benefit expense	2,118	856	6,289	2,568
Interest income	(18)	(15)	(53)	(53)
Interest expense	228	231	687	756
Income (loss) before income taxes	(1,644)	5,288	(8,513)	5,623
Provision for (benefit from) income taxes	(2,357)	1,486	15,368	1,915
Net income (loss)	$713	$3,802	$(23,881)	$3,708
Net income (loss) per share:
Basic	$0.06	$0.30	$(1.93)	$0.29
Diluted	$0.06	$0.30	$(1.93)	$0.29
Weighted Average Common Shares Outstanding
Basic	12,422	12,450	12,419	12,443
Diluted	12,430	12,592	12,419	12,591

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Net income (loss)	$713	$3,802	$(23,881)	$3,708
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,948	580	4,564	1,739
Foreign currency translation adjustment	(3,999)	(1,803)	(1,166)	(1,943)
Other comprehensive income (loss)	(2,051)	(1,223)	3,398	(204)
Comprehensive income (loss)	$(1,338)	$2,579	$(20,483)	$3,504

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2018
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2018	12,520,020	$13	$250,050	$129,256	$(1,869)	$(67,245)	$310,205
Net income (loss)				713			713
Dividends paid and accrued ($0.22 per share)				(2,756)			(2,756)
Other comprehensive income (loss)						(2,051)	(2,051)
Issue restricted stock (less forfeitures)	(10,867)						—
Stock compensation			603				603
Balance June 30, 2018	12,509,153	$13	$250,653	$127,213	$(1,869)	$(69,296)	$306,714

	Three Months Ended June 30, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2019	12,515,480	$13	$252,425	$120,977	$(2,177)	$(41,546)	$329,692
Net income (loss)				3,802			3,802
Dividends paid and accrued ($0.22 per share)				(2,760)			(2,760)
Other comprehensive income (loss)						(1,223)	(1,223)
Issue restricted stock (less forfeitures)							—
Purchase of treasury stock	(2,130)				(62)		(62)
Stock compensation			691				691
Balance June 30, 2019	12,513,350	$13	$253,116	$122,019	$(2,239)	$(42,769)	$330,140

	Nine Months Ended June 30, 2018
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2017	12,509,757	$13	$248,733	$159,366	$(1,646)	$(72,694)	$333,772
Net income (loss)				(23,881)			(23,881)
Dividends paid and accrued ($0.66 per share)				(8,272)			(8,272)
Other comprehensive income (loss)						3,398	3,398
Issue restricted stock (less forfeitures)	6,333						—
Purchase of treasury stock	(6,937)				(223)		(223)
Stock compensation			1,920				1,920
Balance June 30, 2018	12,509,153	$13	$250,653	$127,213	$(1,869)	$(69,296)	$306,714

	Nine Months Ended June 30, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				3,708			3,708
Dividends paid and accrued ($0.66 per share)				(8,277)			(8,277)
Other comprehensive income (loss)						(204)	(204)
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	8,144						—
Purchase of treasury stock	(11,356)				(370)		(370)
Stock compensation			1,848				1,848
Balance June 30, 2019	12,513,350	$13	$253,116	$122,019	$(2,239)	$(42,769)	$330,140

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(23,881)	$3,708
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,244	14,090
Amortization	395	205
Pension and post-retirement expense - U.S. and U.K.	10,693	6,733
Stock compensation expense	1,920	1,848
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	20,588	1,036
Loss on disposition of property	132	13
Change in assets and liabilities:
Accounts receivable	(5,591)	(5,044)
Inventories	(27,937)	2,470
Other assets	40	(409)
Accounts payable and accrued expenses	9,080	6,049
Income taxes	(6,632)	4,902
Accrued pension and postretirement benefits	(7,362)	(5,457)
Net cash provided by (used in) operating activities	(13,186)	28,269
Cash flows from investing activities:
Additions to property, plant and equipment	(9,785)	(7,316)
Net cash provided by (used in) investing activities	(9,785)	(7,316)
Cash flows from financing activities:
Revolving credit facility borrowings	—	16,600
Revolving credit facility repayments	—	(16,600)
Dividends paid	(8,261)	(8,258)
Proceeds from exercise of stock options	—	215
Payment for purchase of treasury stock	(223)	(370)
Payments on long-term obligation	(140)	(106)
Net cash provided by (used in) financing activities	(8,624)	(8,519)
Effect of exchange rates on cash	(154)	(191)
Increase (decrease) in cash and cash equivalents:	(31,749)	12,243
Cash and cash equivalents:
Beginning of period	46,328	9,802
End of period	$14,579	$22,045
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$643	$712
Income taxes paid (refunded), net	$1,407	$(4,028)
Capital expenditures incurred, but not yet paid	$715	$418
Dividends declared but not yet paid	$11	$19

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months and nine months ended June  30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2019 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.  Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements.  An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In adopting this accounting standard update using the modified retrospective method, the Company had no cumulative effect to record on the Consolidated Statement of Comprehensive Income (Loss).   See Note 3 for further explanation, including all newly expanded disclosure requirements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  This new guidance requires entities to (1) disaggregate the service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented.  In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.  The amendments in this ASU also only allow the service cost component to be eligible for capitalization.  This new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  The Company adopted the standard on October 1, 2018.  The amendments are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  As a result of the retrospective change in presentation, the Company reclassified $2,118 from cost of sales to Nonoperating retirement benefit expense on the Consolidated Statements of Operations for the quarter ended June  30, 2018 and $6,289 for the nine months ended June  30, 2018.  The Company used the practical expedient allowed in the standard upon transition that permitted entities to use their previously disclosed service cost and other costs from the prior years’ pension and other postretirement benefit plan footnotes in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs in the income statement.

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

Performance Obligations

Revenue is recognized when performance obligations under the terms of contracts with the customer are satisfied, which occurs when control of the goods and services has been transferred to the customer.  This predominately occurs upon shipment or delivery of the product or when the service is performed.

The Company may occasionally have customer agreements involving production and shipment of goods that would require revenue to be recognized over time in accordance with the new guidance due to there being no alternative use for the product without significant economic loss and enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  Over-time recognition was a change from the accounting for these products, which was point-in-time prior to the adoption of the new standard.   As of October 1, 2018 and June  30, 2019, the Company did not have any customer agreements that would require revenue to be recorded over time.

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

The customer agreement with Titanium Metals Corporation (“TIMET”) (See Note 8) includes the performance obligation to provide conversion services for up to ten million pounds of titanium metal annually over a twenty-year period which ends in fiscal 2027.  The transaction price under this contract included a $50,000 up-front fee as well as conversion service fees based upon the fulfillment of conversion services requested at the option of TIMET.  In accordance with ASC 606, the $50 million fee is allocated to the obligation to provide manufacturing capacity over time and, therefore, is recognized in income on a straight-line basis over the 20-year term of that agreement.  The fees for conversion services are based on quantity of service and are recognized as revenue at the time the service is performed.

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

Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of goods or services to customers. Revenue is derived from product sales or conversion services, and is reported net of sales discounts, rebates, incentives, returns and other allowances offered to customers, if applicable.   Payment terms vary from customer to customer depending upon credit worthiness, prior payment history and other credit considerations.

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

Contract Balances

As of September 30, 2018 and June  30, 2019, accounts receivable with customers were $74,567 and $79,222, respectively.  Allowance for doubtful accounts as of September 30, 2018 and June  30, 2019 were $1,130 and $1,503, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2018 and June  30, 2019, no contract liabilities have been recorded except for $20,329 and $18,454, respectively, for the TIMET agreement.

Practical Expedients

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.  Aside from the TIMET agreement, the Company does not have any remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of June  30, 2019.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and nine months ended June 30, 2018 and 2019.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net revenues (dollars in thousands)
Aerospace	$59,646	$66,321	$165,518	$189,786
Chemical processing	21,364	21,197	55,868	61,878
Industrial gas turbine	11,866	15,870	37,042	43,638
Other markets	14,863	15,666	36,825	46,909
Total product revenue	107,739	119,054	295,253	342,211
Other revenue	5,375	6,978	17,760	18,364
Net revenues	$113,114	$126,032	$313,013	$360,575

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2018	2019
Raw Materials	$17,897	$17,731
Work-in-process	147,921	143,470
Finished Goods	105,640	106,535
Other	1,587	1,402
	$273,045	$269,138

Note 5.  Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that will allow for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income was taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company was lowered to 21.0%.  Deferred tax assets beginning as of December 31, 2017 were revalued to the lower statutory rates of 24.5% or 21.0%, depending upon the projected timing of the reversal of those assets.  The estimated impact of the revaluation of the deferred tax assets resulted in increased tax expense in the first nine months of fiscal 2018 of $18,181, which was recorded as a discrete tax adjustment.

Income tax expense for the three and nine months ended June  30,  2018 and 2019 differed from the U.S. federal statutory rates of 24.5% and 21.0%, respectively, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended June  30, 2019 was 28.1% on $5,288 of income before income taxes and 34.1% on income before income taxes of $5,623 for the nine months ended June  30, 2019.  Income tax expense in the first three and nine months of fiscal 2019 was unfavorably impacted by the forfeiture of unexercised stock options, which resulted in approximately $300 of additional tax expense.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June  30, 2018 and June  30,  2019 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2018	2019	2018	2019	2018	2019	2018	2019
Service cost	$1,385	$1,309	$83	$79	$4,153	$3,929	$251	$237
Interest cost	2,530	2,567	1,078	1,088	7,761	7,700	3,234	3,264
Expected return	(3,508)	(3,561)	—	—	(10,807)	(10,708)	—	—
Amortizations	1,268	402	750	372	3,851	1,205	2,250	1,116
Net periodic benefit cost	$1,675	$717	$1,911	$1,539	$4,958	$2,126	$5,735	$4,617

The Company contributed $3,000 to Company-sponsored domestic pension plans, $2,389 to its other post-retirement benefit plans and $571 to the U.K. pension plan for the nine months ended June  30, 2019. The Company expects to make contributions of $1,500 to its U.S. pension plan, $1,250 to its other post-retirement benefit plan and $211 to the U.K. pension plan for the remainder of fiscal 2019.

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

In January 2017, a customer based in the United Kingdom wrote to the Company making a claim in relation to certain product sold to that customer by the Company.  This writing was followed up by claim correspondence in 2018 and early 2019.  The Company has engaged its legal advisors in the United Kingdom to respond to the claim, and correspondence between the parties’ respective counsel remains ongoing. To date, the insurers have not accepted coverage responsibility for the claim but have agreed to fund expenses of legal counsel selected by the Company through the date of the determination regarding coverage. The Company intends to pursue such coverage as and if necessary while vigorously defending against the customer claim. Liability for the claim is disputed, and the amount of the claim, if any, remains unclear.  Based on the facts presently known, management does not believe that the claim will have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2018 and June  30, 2019, the Company has accrued $504 for post-closure monitoring and maintenance activities, of which $449 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at June  30, 2019.

2020	$52
2021	59
2022	49
2023	48
2024 and thereafter	241
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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of June  30, 2019.

During the first nine months of fiscal 2019, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships, patents, non-competes and other intangibles was $131 and $50 for the three-month periods ended June  30, 2018 and 2019, respectively and $395 and $205 for the nine-month periods ended June  30, 2018 and 2019, respectively.   The following represents a summary of intangible assets at September 30, 2018 and June  30, 2019.

	Gross	Accumulated	Carrying
September 30, 2018	Amount	Amortization	Amount
Patents	$4,030	$(3,977)	$53
Trademarks	3,800	—	3,800
Customer relationships	2,100	(574)	1,526
Other	291	(131)	160
	$10,221	$(4,682)	$5,539

	Gross	Accumulated	Carrying
June 30, 2019	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(682)	1,418
Other	291	(175)	116
	$6,191	$(857)	$5,334

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2019	$51
2020	198
2021	179
2022	133
2023	129
Thereafter	844

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2018	2019	2018	2019
Numerator: Basic and Diluted
Net income (loss)	$713	$3,802	$(23,881)	$3,708
Dividends paid and accrued	(2,756)	(2,760)	(8,272)	(8,277)
Undistributed income (loss)	(2,043)	1,042	(32,153)	(4,569)
Percentage allocated to common shares (a)	100.0%	98.9%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(2,043)	1,030	(32,153)	(4,569)
Dividends paid on common shares outstanding	2,731	2,729	8,196	8,182
Net income (loss) available to common shares	688	3,759	(23,957)	3,613
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,422,485	12,449,738	12,418,579	12,443,039
Adjustment for dilutive potential common shares	7,144	141,858	—	148,183
Weighted average shares outstanding - Diluted	12,429,629	12,591,596	12,418,579	12,591,222

Basic net income (loss) per share	$0.06	$0.30	$(1.93)	$0.29
Diluted net income (loss) per share	$0.06	$0.30	$(1.93)	$0.29

Number of stock option shares excluded as their effect would be anti-dilutive	316,776	446,182	333,443	352,358
Number of restricted stock shares excluded as their effect would be anti-dilutive	86,668	61,688	94,013	65,692
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	16,550	29,050	16,550	29,050
Number of performance share awards excluded as their effect would be anti-dilutive	24,045	51,120	39,008	49,994

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,422,485	12,449,738	12,418,579	12,443,039
Unvested participating shares	—	141,858	—	—
	12,422,485	12,591,596	12,418,579	12,443,039

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

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the nine months ended June 30, 2019:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2018	81,993	$37.28
Granted	27,938	$34.02
Forfeited / Canceled	(19,794)	$37.43
Vested	(28,449)	$39.02
Unvested at June 30, 2019	61,688	$34.96
Expected to vest	61,688	$34.96

Compensation expense related to restricted stock for the three months ended June 30, 2018 and 2019 was $220 and $180, respectively, and for the nine months ended June 30, 2018 and 2019 was $787 and $452, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2019 was $1,152, to be recognized over a weighted average period of 1.60 years.  During the first nine months of fiscal 2019, the Company repurchased 11,356 shares of stock from employees at an average purchase price of $32.60 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

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

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the nine months ended June 30, 2019.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2018	16,550	$31.76
Granted	12,500	$33.98
Vested and deferred	(16,550)	31.76
Unvested and deferred at June 30, 2019	12,500	$33.98
Vested and deferred at June 30, 2019	16,550	$31.76

Compensation expense related to deferred restricted stock for the three months ended June 30, 2018 and 2019 was $131 and $106, respectively, and for the nine months ended June 30, 2018 and 2019 was $307 and $335, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2019 was $177, to be recognized over a weighted average period of 0.42 years.

Performance Shares

Beginning in fiscal 2017, the Company granted to certain employees target numbers of performance shares under the 2016 Incentive Compensation Plan.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period commencing from the beginning of the fiscal year in which the award was granted as compared to the total shareholder return of the

Company’s peer group, as defined by the Compensation Committee for this purpose.  The fair value of the performance shares is estimated as of the date of the grant using a Monte Carlo simulation model.  Compensation expense related to the performance shares for the three months ended June 30, 2018 and 2019 was $116 and $207, respectively, and for the nine months ended June 30, 2018 and 2019 was $430 and $532, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2019 was $1,173, to be recognized over a weighted average period of 1.42 years.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to performance shares for the nine months ended June 30, 2019.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2018	30,344	$49.32
Granted	24,282	$44.93
Forfeited / Canceled	(1,080)	$43.70
Unvested at June 30, 2019	53,546	$47.44

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
May 24, 2019 (1)	$8.75	2.88%	2.11%	40%	5	years
May 24, 2019 (1)	$7.94	2.88%	2.11%	40%	5	years
May 24, 2019 (1)	$7.23	2.88%	2.11%	40%	5	years
February 25, 2019	$10.86	2.52%	2.47%	41%	5	years
November 21, 2018	$10.61	2.59%	2.88%	41%	5	years
September 17, 2018	$11.03	2.55%	2.89%	40%	5	years
June 1, 2018	$13.92	2.07%	2.68%	41%	5	years
November 21, 2017	$9.74	2.77%	2.06%	42%	5	years

(1)    On May 24, 2019, The Company granted stock options to certain key employees. Each grant period with three different strike prices for a determined quantity of options and, therefore resulted in different fair values within each grant.

The stock-based employee compensation expense for stock options for the three months ended June 30, 2018 and 2019 was $135 and $198, respectively and for the nine months ended June 30, 2019 and 2019 was $396 and $529, respectively. The remaining unrecognized compensation expense at June 30, 2019 was $2,058, to be recognized over a weighted average vesting period of 1.89 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the nine months ended June 30, 2019 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2018	410,675		$42.72
Granted	235,483		$33.86
Exercised	(12,084)		$17.82
Canceled	(134,183)		$45.80
Outstanding at June 30, 2019	499,891	$62	$38.32	7.62	yrs.
Vested or expected to vest	455,889	$56	$38.25	4.56	yrs.
Exercisable at June 30, 2019	230,540	$1	$43.43	5.34	yrs.

Note 12.  Dividend

In the third quarter of fiscal 2019, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid June  14, 2019 to stockholders of record at the close of business on May 31, 2019.  The dividend cash pay-out was $2,753 for the quarter based on the number of shares outstanding and $7 of dividends were recorded as deferred in accordance with the Deferred Compensation Plan.  In the first nine months of fiscal 2019, dividends paid were $8,258, and dividends recorded as deferred were $19.

On August 1, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September  16, 2019 to stockholders of record at the close of business on August 30, 2019.

Note 13.  Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value.

•Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs  are observable, either directly or indirectly; and

•Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2018 or June  30, 2019.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2018	$(41,342)	$(20,745)	$(5,158)	$(67,245)
Other comprehensive income (loss) before reclassifications	—	—	(3,999)	(3,999)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	93	—	—	93
Actuarial losses (a)	1,222	749	—	1,971
Tax benefit	(75)	(41)	—	(116)
Net current-period other comprehensive income (loss)	1,240	708	(3,999)	(2,051)
Accumulated other comprehensive income (loss) as of June 30, 2018	$(40,102)	$(20,037)	$(9,157)	$(69,296)

	Three Months Ended June 30, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2019	$(20,860)	$(10,655)	$(10,031)	$(41,546)
Other comprehensive income (loss) before reclassifications	—	—	(1,803)	(1,803)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	51	—	—	51
Actuarial losses (a)	364	372	—	736
Tax benefit	(108)	(99)	—	(207)
Net current-period other comprehensive income (loss)	307	273	(1,803)	(1,223)
Accumulated other comprehensive income (loss) as of June 30, 2019	$(20,553)	$(10,382)	$(11,834)	$(42,769)

	Nine Months Ended June 30, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2017	$(43,012)	$(21,691)	$(7,991)	$(72,694)
Other comprehensive income (loss) before reclassifications	—	—	(1,166)	(1,166)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	280	—	—	280
Actuarial losses (a)	3,666	2,249	—	5,915
Tax benefit	(1,036)	(595)	—	(1,631)
Net current-period other comprehensive income (loss)	2,910	1,654	(1,166)	3,398
Accumulated other comprehensive income (loss) as of June 30, 2018	$(40,102)	$(20,037)	$(9,157)	$(69,296)

	Nine Months Ended June 30, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	—	—	(1,943)	(1,943)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (a)	154	—	—	154
Actuarial losses (a)	1,091	1,115	—	2,206
Tax benefit	(325)	(296)	—	(621)
Net current-period other comprehensive income (loss)	920	819	(1,943)	(204)
Accumulated other comprehensive loss as of June 30, 2019	$(20,553)	$(10,382)	$(11,834)	$(42,769)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The Company maintains two 20-year leases for buildings located in LaPorte, Indiana.  The first lease was entered into in fiscal 2015 for a building that houses the assets and operations of LaPorte Custom Metal Processing and is accounted for as a capital lease obligation.  The second lease is a “build-to-suit” lease for a building that houses the assets and operations of the service center located in LaPorte, Indiana that was relocated from Lebanon, Indiana.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility are included in property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

For each of the leases, the assets and obligations are recorded at the present value of the minimum lease payments.  The assets are included in property, plant and equipment, net on the Consolidated Balance Sheet and are depreciated over the 20-year lease terms.  The long-term component of the capital and finance lease obligations are included in long-term obligations.

As of June 30, 2019, future minimum lease rental payments during each fiscal year applicable to the lease obligations were as follows.

2019	$248
2020	994
2021	1,001
2022	1,012
2023	1,024
Thereafter	12,572
Total minimum lease payments	16,851
Less amounts representing interest	(8,834)
Present value of net minimum lease payments	8,017
Less current obligation	(163)
Total long-term lease obligation	$7,854

The lease obligations are included in long-term obligations (less current portion) on the Consolidated Balance Sheet.

	September 30,	June 30,
	2018	2019
Capital lease rental payments	$4,207	$4,147
Finance lease rental payments	3,920	3,871
Environmental post-closure monitoring and maintenance activities	504	504
Deferred dividends	14	34
Less amounts due within one year	(202)	(219)
Long-term obligations (less current portion)	$8,443	$8,337

Note 16.  Foreign Currency Forward Contracts

Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts.  The purpose of these hedging contracts is to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of June  30, 2019, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2018 or June  30, 2019.  Foreign exchange hedging gains and losses are recorded within selling, general and administrative Expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Foreign currency transactional gain (loss)	$899	$479	$899	$726
Foreign exchange forward contract gain (loss)	$(820)	$(769)	$(820)	$(1,068)
Net gain (loss) included in selling, general and administrative expense	$79	$(290)	$79	$(342)

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

Dividends Paid and Declared

In the third quarter of fiscal 2019, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on June 14, 2019 to stockholders of record at the close of business on May 31, 2019.  The dividend cash pay-out in the third quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis. Dividends paid in the first nine months of fiscal 2019 were $8.3 million.

On August 1, 2019, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 16, 2019 to stockholders of record at the close of business on August 30, 2019.

Capital Spending

During the first nine months of fiscal 2019, capital investment was $7.3 million, and total planned capital expenditures for fiscal 2019 are expected to be approximately $10.0 million.

Completion of Planned Equipment Outage and Upgrade

The Company undertook a significant planned equipment outage and upgrade in the cold-finishing production area during the first quarter and a portion of the second quarter of fiscal 2019, upgrading certain components of one of the three annealing lines beginning in mid-October 2018.  The duration was fifteen weeks, with the upgraded annealing line placed back into service in late January 2019.  The outage required to complete these upgrades had a significant impact on the Company’s financial results in the first quarter of fiscal 2019, as well as a moderate financial impact on the second quarter of fiscal 2019.  Start-up costs, including higher processing costs and lower yields, impacted product costs in the second quarter and represented a temporary margin headwind.  This margin challenge continued through the third quarter as the higher-cost product produced during the start-up has sold and is reflected in cost of sales.  Additionally, this challenge continues into the fourth quarter with margin compression expected from product shipped through our foreign service centers.  The upgraded line is expected to be one of the key drivers to revenue growth moving forward.

Volumes, Competition and Pricing

Volume shipped in the third quarter of fiscal 2019 was 5.1 million pounds which was higher than the Company’s five-million-pound per quarter goal, thus alleviating the margin challenges associated with lower volumes.  The volume in the quarter was 7.1% higher than the same period of fiscal 2018.  Volume shipped into the aerospace market during the third quarter of fiscal 2019 was 2.6 million pounds, slightly lower than the same period of fiscal 2018 due to temporary timing issues and a more complex alloy product mix.  The Company remains cautiously optimistic regarding Boeing’s temporary reduction in production rates of the 737MAX.  The Company has not been notified of any reduction from its customers.  However, if issues are prolonged, or if Boeing further reduces the 737MAX production rates, this could potentially have an impact on shipping schedules, but likely not until fiscal year 2020.  Chemical processing volumes in the third quarter of fiscal 2019 of 1.1 million pounds were higher than the same period of fiscal 2018 driven by higher levels in specialty application projects shipped.  However, 40% of the revenue for these projects in the third quarter of fiscal 2019 were for a commodity alloy having a lower average selling price per pound and single digit margin percentage. Pounds shipped into the industrial gas turbine market increased 43.6% compared to the same period of last year, coming off of historically low levels.  This increase was primarily from the small/medium frame engines market.  Continued weakness remains in the large-frame turbines market.

The product average selling price per pound in the third quarter of fiscal 2019 was $23.25, which is a 3.2% increase over last fiscal year’s third quarter, but is sequentially $0.23 per pound lower than the second quarter of fiscal 2019.  The increase over last fiscal year’s price is driven by the realization of price increases primarily in the aerospace market, which continues to be an area of strategic focus.  The alloy product mix of shipments this quarter was higher in value for aerospace and other markets and lower for chemical processing and industrial gas turbines. Nearly offsetting all of the above pricing factors were declines in raw material market prices, primarily cobalt.

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
			Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2017	2018	2018	2018	2018	2019	2019
Net Revenues	$89,693	$110,206	$113,114	$122,313	$107,069	$127,474	$126,032
Gross Profit Margin	$9,075	$13,513	$15,363	$17,884	$11,335	$14,683	$18,175
Gross Profit Margin %	10.1%	12.3%	13.6%	14.6%	10.6%	11.5%	14.4%

Gross profit margin and gross profit margin percentage improved in the third quarter of fiscal 2019 as compared to the second quarter of fiscal 2019.  The $3.5 million increase in gross profit margin dollars was derived despite $1.4 million in lower net sales.  Continued traction of the Company’s focus initiatives related to price increases and cost reductions favorably impacted gross margins.  Margins increased despite temporary challenges from higher production costs incurred during the delayed start-up of cold-finish operations after the planned equipment upgrade which was completed during the month of January.  These higher-cost products were shipped and reflected in cost of sales in both the second and third quarters of fiscal 2019 and is expected to continue into the fourth quarter from sales in our foreign service centers.  An additional margin challenge was the decline in the market price of cobalt, which reduced selling prices in the third quarter of fiscal 2019 with the prior quarters’ cobalt cost flowing through cost of sales.

Backlog

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2018	2018	2018	2018	2019	2019
Backlog(1)
Dollars (in thousands)	$205,718	$212,312	$220,596	$216,020	$237,802	$253,003	$254,947
Pounds (in thousands)	8,073	7,764	7,646	7,260	8,392	8,855	9,072
Average selling price per pound	$25.48	$27.35	$28.85	$29.75	$28.34	$28.57	$28.10
Average nickel price per pound
London Metals Exchange(2)	$5.18	$6.08	$6.85	$5.68	$4.92	$5.93	$5.43

(1)The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, which can vary from approximately 30% - 50% of the orders.  Historically, approximately 75% of the backlog orders have shipped within nine months and approximately 90% have shipped within 12 months. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog was $254.9 million at June 30, 2019, an increase of $1.9 million, or 0.8%, from $253.0 million at March 31, 2019.  Backlog pounds at June 30, 2019 increased sequentially during the third quarter of fiscal 2019 by 2.5% as compared to March 31, 2019 and increased 25.0% during the first nine months of the year as compared to September 30, 2018.  The average selling price of products in the Company’s backlog decreased to $28.10 per pound at June 30, 2019 from $28.57 per pound at March 31, 2019, reflecting a change in product mix.

Quarterly Market Information

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2018	2018	2018	2018	2019	2019
Net revenues (in thousands)
Aerospace	$46,839	$59,033	$59,646	$61,380	$54,607	$68,858	$66,321
Chemical processing	13,356	21,148	21,364	23,301	18,920	21,761	21,197
Industrial gas turbines	13,421	11,755	11,866	15,308	14,083	13,685	15,870
Other markets	9,238	12,724	14,863	16,592	14,285	16,958	15,666
Total product revenue	82,854	104,660	107,739	116,581	101,895	121,262	119,054
Other revenue	6,839	5,546	5,375	5,732	5,174	6,212	6,978
Net revenues	$89,693	$110,206	$113,114	$122,313	$107,069	$127,474	$126,032

Shipments by markets (in thousands of pounds)
Aerospace	2,023	2,578	2,645	2,598	2,112	2,857	2,579
Chemical processing	687	1,000	1,018	1,150	898	971	1,126
Industrial gas turbines	876	640	622	728	811	757	893
Other markets	332	479	498	524	509	580	523
Total shipments	3,918	4,697	4,783	5,000	4,330	5,165	5,121

Average selling price per pound
Aerospace	$23.15	$22.90	$22.55	$23.63	$25.86	$24.10	$25.72
Chemical processing	19.44	21.15	20.99	20.26	21.07	22.41	18.83
Industrial gas turbines	15.32	18.37	19.08	21.03	17.36	18.08	17.77
Other markets	27.83	26.56	29.85	31.66	28.06	29.24	29.95
Total product (product only; excluding other revenue)	21.15	22.28	22.53	23.32	23.53	23.48	23.25
Total average selling price (including other revenue)	$22.89	$23.46	$23.65	$24.46	$24.73	$24.68	$24.61

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2019

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2018		2019		Amount	%
Net revenues	$113,114	100.0%	$126,032	100.0%	$12,918	11.4%
Cost of sales	97,751	86.4%	107,857	85.6%	10,106	10.3%
Gross profit	15,363	13.6%	18,175	14.4%	2,812	18.3%
Selling, general and administrative expense	13,661	12.1%	10,985	8.7%	(2,676)	(19.6)%
Research and technical expense	1,018	0.9%	830	0.7%	(188)	(18.5)%
Operating income (loss)	684	0.6%	6,360	5.0%	5,676	829.8%
Nonoperating retirement benefit expense	2,118	1.9%	856	0.7%	(1,262)	(59.6)%
Interest income	(18)	(0.0)%	(15)	(0.0)%	3	(16.7)%
Interest expense	228	0.2%	231	0.2%	3	1.3%
Income (loss) before income taxes	(1,644)	(1.5)%	5,288	4.2%	6,932	(421.7)%
Provision for (benefit from) income taxes	(2,357)	(2.1)%	1,486	1.2%	3,843	(163.0)%
Net income (loss)	$713	0.6%	$3,802	3.0%	$3,089	433.2%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2018	2019	Amount	%
Net revenues (dollars in thousands)
Aerospace	$59,646	$66,321	$6,675	11.2%
Chemical processing	21,364	21,197	(167)	(0.8)%
Industrial gas turbine	11,866	15,870	4,004	33.7%
Other markets	14,863	15,666	803	5.4%
Total product revenue	107,739	119,054	11,315	10.5%
Other revenue	5,375	6,978	1,603	29.8%
Net revenues	$113,114	$126,032	$12,918	11.4%
Pounds by market (in thousands)
Aerospace	2,645	2,579	(66)	(2.5)%
Chemical processing	1,018	1,126	108	10.6%
Industrial gas turbine	622	893	271	43.6%
Other markets	498	523	25	5.0%
Total shipments	4,783	5,121	338	7.1%
Average selling price per pound
Aerospace	$22.55	$25.72	$3.17	14.1%
Chemical processing	20.99	18.83	(2.16)	(10.3)%
Industrial gas turbine	19.08	17.77	(1.31)	(6.9)%
Other markets	29.85	29.95	0.10	0.3%
Total product (excluding other revenue)	22.53	23.25	0.72	3.2%
Total average selling price (including other revenue)	$23.65	$24.61	$0.96	4.1%

Net Revenues.  Net revenues were $126.0 million in the third quarter of fiscal 2019, an increase of 11.4% from $113.1 million in the same period of fiscal 2018.   Volume was 5.1 million pounds in the third quarter of fiscal 2019, an increase of 7.1% from 4.8 million pounds in the same period of fiscal 2018.  The product-sales average selling price was $23.25 per pound in the third quarter of fiscal 2019, an increase of 3.2% from $22.53 per pound in the same period of fiscal 2018.  The increase in average selling price per pound largely reflects improved pricing (predominantly in the aerospace market) combined with a higher value product mix in aerospace and other markets as compared to the same period of last year, which increased average selling price per pound by approximately $2.23.  These increases were partially offset by lower market prices of raw materials, particularly cobalt, which decreased average selling price per pound by approximately $1.51.

Sales to the aerospace market were $66.3 million in the third quarter of fiscal 2019, an increase of 11.2% from $59.6 million in the same period of fiscal 2018, due to a  14.1% increase in average selling price per pound, partially offset by a 2.5% decrease in volume.  Demand in the aerospace market remains solid with volume in fiscal year 2019 on pace to beat last year’s record high volume for the Company.  Aerospace volume in the third quarter of fiscal 2019 was slightly below the same period of the prior year due to timing issues and the complexity of the mix.  The Company has initiated price increases in the aerospace market for both transactional business and the renewal of customer agreements.  The increase in average selling price per pound largely reflects a higher value product mix, combined with pricing increases taken over the past year, which increased average selling price per pound by approximately $4.98, partially offset by lower market prices of raw materials, particularly cobalt, which decreased average selling price per pound by approximately $1.81 per pound.

Sales to the chemical processing market were $21.2 million in the third quarter of fiscal 2019, a decrease of 0.8% from $21.4 million in the same period of fiscal 2018, due to a 10.3% decrease in average selling price per pound, partially offset by a 10.6% increase in volume. Volume was higher primarily due to increased demand in the chemical processing market, however the increased volume was in lower-valued product forms and alloys.  The decrease in average selling price per pound reflects a lower value product mix and lower market prices of raw materials, which decreased average selling price per pound by approximately $2.02 and $0.67, respectively, partially offset by price increases, which increased average selling price per pound by approximately $0.53 per pound.

Sales to the industrial gas turbine market were $15.9 million in the third quarter of fiscal 2019, an increase of 33.7% from $11.9 million for the same period of fiscal 2018, due to an increase in volume of 43.6%, partially offset by a decrease in average selling price per pound of 6.9%.  The increase in volume is primarily attributable to an increase in small and medium frame engine builds, combined with a resupply of material into the supply chain.  Demand for large-frame turbines in the energy market continues to be weak.  The decrease in average selling price per pound reflects lower market prices of raw materials and a lower value product mix, which decreased average selling price per pound by approximately $1.21 and $0.83, respectively, partially offset by improved pricing, which increased average selling price per pound by approximately $0.73 per pound.

Sales to other markets were $15.7 million in the third quarter of fiscal 2019, an increase of 5.4% from $14.9 million in the same period of fiscal 2018, due to an increase in volume of 5.0%, combined with a 0.3% increase in average selling price per pound.  The increase in volume was primarily due to increases in sales to the oil and gas markets. The average selling price per pound increase reflects a higher-value product mix and improved pricing, including price increases, which increased average selling price per pound by approximately $2.38, partially offset by lower raw material market prices, particularly cobalt, which decreased average selling price per pound by $2.28.

Other Revenue.  Other revenue was $7.0 million in the third quarter of fiscal 2019, an increase of 29.8% from $5.4 million in the same period of fiscal 2018. The increase was due primarily to increased toll conversion.

Cost of Sales. Cost of sales was $107.9 million, or 85.6% of net revenues, in the third quarter of fiscal 2019 compared to $97.8 million, or 86.4% of net revenues, in the same period of fiscal 2018. The $10.1 million increase was primarily due to higher volumes.

Gross Profit.  As a result of the above factors, gross profit was $18.2 million for the third quarter of fiscal 2019, an increase of $2.8 million from the same period of fiscal 2018. Gross margin as a percentage of net revenue increased to 14.4% in the third quarter of fiscal 2019 as compared to 13.6% in the same period of fiscal 2018, primarily attributable to improved pricing, cost savings initiatives and higher absorption.  Margins increased despite temporary challenges from higher production costs incurred during the delayed start-up of cold-finish operations after the planned equipment upgrade which was completed during the month of January.  These higher-cost products were shipped and reflected in cost of sales in both the second and third quarters of fiscal 2019.  An additional margin challenge was the decline in the market price of cobalt which reduced selling prices in the third quarter of fiscal 2019 with the prior quarters’ cobalt cost reflected in cost of sales.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $11.0 million for the third quarter of fiscal 2019, a decrease of $2.7 million from the same period of fiscal 2018.  This decrease is primarily attributable to two events that took place last year during the third quarter of fiscal 2018.   First, expense of $1.5 million was recorded related to certain legal and due -diligence costs incurred in a strategic acquisition initiative that reached late stage negotiations but ultimately did not result in an executed purchase agreement.  Second, expense of $1.1 million was recorded related to the retirement of the Company’s Chief Executive Officer.  Selling, general and administrative expense as a percentage of net revenues decreased to 8.7% for the third quarter of fiscal 2019 compared to 12.1% for the same period of fiscal 2018.

Research and Technical Expense.  Research and technical expense was $0.8 million, or 0.7% of net revenue, for the third quarter of fiscal 2019, compared to $1.0 million, or 0.9% of net revenue, in the same period of fiscal 2018.

Operating Income/(Loss).  As a result of the above factors, operating income in the third quarter of fiscal 2019 was $6.4 million compared to operating income of $0.7 million in the same period of fiscal 2018.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.9 million in the third quarter of fiscal 2019 compared to $2.1 million in the same period of fiscal 2018.  The reduction in expense was primarily driven by higher discount rates which resulted in lower retirement liabilities and ultimately lower expense.

Income Taxes.    Income tax expense was $1.5 million in the third quarter of fiscal 2019, a difference of $3.8 million from a benefit of $2.4 million in the third quarter of fiscal 2018, driven by higher income before income taxes.  Additionally, a lower than expected benefit for foreign tax credits resulted in additional expense during the quarter.

Net Income/(Loss).  As a result of the above factors, net income in the third quarter of fiscal 2019 was $3.8 million, compared to $0.7 million in the same period of fiscal 2018.

Results of Operations for the Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2019

	Nine Months Ended June 30,				Change
($ in thousands)	2018		2019		Amount	%
Net revenues	$313,013	100.0%	$360,575	100.0%	$47,562	15.2%
Cost of sales	275,062	87.9%	316,382	87.7%	41,320	15.0%
Gross profit	37,951	12.1%	44,193	12.3%	6,242	16.4%
Selling, general and administrative expense	36,670	11.7%	32,776	9.1%	(3,894)	(10.6)%
Research and technical expense	2,871	0.9%	2,523	0.7%	(348)	(12.1)%
Operating income (loss)	(1,590)	(0.5)%	8,894	2.5%	10,484	(659.4)%
Nonoperating retirement benefit expense	6,289	2.0%	2,568	0.7%	(3,721)	(59.2)%
Interest income	(53)	(0.0)%	(53)	(0.0)%	—	0.0%
Interest expense	687	0.2%	756	0.2%	69	10.0%
Income (loss) before income taxes	(8,513)	(2.7)%	5,623	1.6%	14,136	(166.1)%
Provision for (benefit from) income taxes	15,368	4.9%	1,915	0.5%	(13,453)	(87.5)%
Net income (loss)	$(23,881)	(7.6)%	$3,708	1.0%	$27,589	(115.5)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
	2018	2019	Amount	%
Net revenues (dollars in thousands)
Aerospace	$165,518	$189,786	$24,268	14.7%
Chemical processing	55,868	61,878	6,010	10.8%
Industrial gas turbine	37,042	43,638	6,596	17.8%
Other markets	36,825	46,909	10,084	27.4%
Total product revenue	295,253	342,211	46,958	15.9%
Other revenue	17,760	18,364	604	3.4%
Net revenues	$313,013	$360,575	$47,562	15.2%
Pounds by market (in thousands)
Aerospace	7,246	7,548	302	4.2%
Chemical processing	2,705	2,995	290	10.7%
Industrial gas turbine	2,138	2,461	323	15.1%
Other markets	1,309	1,612	303	23.1%
Total shipments	13,398	14,616	1,218	9.1%
Average selling price per pound
Aerospace	$22.84	$25.14	$2.30	10.1%
Chemical processing	20.65	20.66	0.01	—%
Industrial gas turbine	17.33	17.73	0.40	2.3%
Other markets	28.13	29.10	0.97	3.4%
Total product (excluding other revenue)	22.04	23.41	1.37	6.2%
Total average selling price (including other revenue)	$23.36	$24.67	$1.31	5.6%

Net Revenues.   Net revenues were $360.6 million in the first nine months of fiscal 2019, an increase of 15.2% from $313.0 million in the same period of fiscal 2018.   Volume was 14.6 million pounds in the first nine months of fiscal 2019, an increase of 9.1% from 13.4 million pounds in the same period of fiscal 2018.  The increase in volume was primarily due to strong aerospace sales as well as improvement in flue-gas desulfurization (included within other markets), chemical processing sales and an improvement in industrial gas turbines.  The product-sales average selling price was $23.41 per pound in the first nine months of fiscal 2019, an increase of 6.2% from $22.04 per pound in the same period of fiscal 2018.  The average selling price increased as a result of improved pricing and a higher-value product mix in aerospace and other markets as compared to the same period of fiscal 2018, in the amount of approximately $1.98 per pound, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.61.

Sales to the aerospace market were $189.8 million in the first nine months of fiscal 2019, an increase of 14.7% from $165.5 million in the same period of fiscal 2018, due to a 10.1%, or $2.30, increase in average selling price per pound, combined with a 4.2% increase in volume.  The increase in volume reflects solid demand combined with the Company’s expanded capacity.  The average selling price per pound increase reflects improved pricing (which has been a strategic focus) and a higher value product mix, which increased average selling price per pound by approximately $3.05, partially offset by a decrease in raw material market prices, particularly cobalt, which decreased average selling price per pound by approximately $0.75.

Sales to the chemical processing market were $61.9 million in the first nine months of fiscal 2019, an increase of 10.8% from $55.9 million in the same period of fiscal 2018, due to a 10.7% increase in volume.  Base volumes have increased in the first nine months of fiscal 2019 from the same period of fiscal 2018.   However, specialty application project revenue was lower in the first nine months of fiscal 2019 compared to the same period last year.   The average selling price per pound reflects improved pricing, which increased average selling price per pound by approximately $1.33, partially offset by a lower-value product mix and a decrease in raw material market prices, which decreased average selling price per pound by approximately $1.31 and $0.01, respectively.

Sales to the industrial gas turbine market were $43.6 million in the first nine months of fiscal 2019, an increase of 17.8% from $37.0 million for the same period of fiscal 2018 due to an increase of 15.1% in volume and a 2.3%, or $0.40, increase in average selling price per pound.  The increase in volume is primarily attributable to an increase in small/medium engine builds as well as a replenishment of the supply chain inventories.  Demand for large-frame turbines continues to be weak.  The increase in average selling price per pound primarily reflects improved pricing, which increased average selling price per pound by approximately $2.12, partially offset by a lower-value product mix and lower raw material market prices, particularly cobalt, which decreased the average selling price per pound by approximately $1.12 and $0.60, respectively.

Sales to other markets were $46.9 million in the first nine months of fiscal 2019, an increase of 27.4% from $36.8 million in the same period of fiscal 2018, due to a 23.1% increase in volume and a 3.4% increase in average selling price per pound.  The increase in volume was primarily due to increases in sales to the flue-gas desulfurization market.  The increase in average selling price reflects a higher-value product mix and improved pricing which increased average selling price per pound by approximately $2.00, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $1.03, predominately due to cobalt.

Other Revenue.   Other revenue was $18.4 million in the first nine months of fiscal 2019, an increase of 3.4% from $17.8 million in the same period of fiscal 2018. The increase was due primarily to increased toll conversion.

Cost of Sales.  Cost of sales was $316.4 million, or 87.7% of net revenues, in the first nine months of fiscal 2019 compared to $275.1 million, or 87.9% of net revenues, in the same period of fiscal 2018.  This increase was primarily due to higher volumes sold.

Gross Profit.   As a result of the above factors, gross profit was $44.2 million for the first nine months of fiscal 2019, an increase of $6.2 million from the same period of fiscal 2018. Gross profit as a percentage of net revenue increased to 12.3% in the first nine months of fiscal 2019 as compared to 12.1% in the same period of fiscal 2018.  The improvement in gross profit was primarily attributable to improved pricing, cost saving initiatives and higher absorption, partially offset by temporary inefficiencies caused by the delayed start-up of cold-finish operations after the planned equipment upgrade which was completed during the month of January and declines in the market price of cobalt.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $32.8 million for the first nine months of fiscal 2019, a decrease of $3.9 million from the same period of fiscal 2018.  This decrease is primarily attributable to the two events that took place last year during the third quarter of fiscal 2018: the strategic acquisition initiative which did not result in a purchase agreement and the retirement of the Company’s Chief Executive Officer, which resulted in $2.6 million in additional costs in the same period of fiscal 2018.  In addition, the decrease in the first nine months of fiscal 2019 includes lower expense due to foreign exchange losses of $0.2 million, lower bad debt expense of $0.3 million, with the remainder due to cost controls for administrative expenses.  Selling, general and administrative expense as a percentage of net revenues decreased to 9.1% for the first nine months of fiscal 2019 compared to 11.7% for the same period of fiscal 2018.

Research and Technical Expense.  Research and technical expense was $2.5 million, or 0.7% of net revenue, for the first nine months of fiscal 2019, compared to $2.9 million, or 0.9% of net revenue, in the same period of fiscal 2018.

Operating Income/(Loss).  As a result of the above factors, operating income in the first nine months of fiscal 2019 was $8.9 million compared to an operating loss of $(1.6) million in the same period of fiscal 2018.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $2.6 million compared to $6.3 million in the same period of fiscal 2018.  The reduction in expense was primarily driven by higher discount rates which resulted in lower retirement liabilities and ultimately lower expense.

Income Taxes.  Income tax expense was $1.9 million in the first nine months fiscal 2019, a reduction of $13.5 million from expense of $15.4 million in the same period of fiscal 2018.  The higher expense last year was driven by a $18.2 million unfavorable impact related to the passage of the Tax Reform and Jobs Act during fiscal 2018.  This Act required the Company to revalue its deferred tax assets to the new statutory tax rate which resulted in increased expense during that period.

Net Income/(Loss).  As a result of the above factors, net income for the first nine months of fiscal 2019 was $3.7 million, a difference of $27.6 million from a net loss of $(23.9) million in the same period of fiscal 2018.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $287.0 million at June 30, 2019, a decrease of $4.9 million, or 1.7%, from $291.9 million at September 30, 2018. This decrease resulted primarily from accounts payable and accrued expenses increasing $5.3 million and inventory decreasing $3.9 million, partially offset by accounts receivable increasing by $4.3 million during the first nine months of fiscal 2019.  As compared to the second quarter ended March 31, 2019, controllable working capital decreased $7.3 million, or 2.5%.  This decrease resulted primarily from accounts receivable decreasing $3.4 million and inventory decreasing $2.9 million during the third quarter of fiscal 2019, partially offset by a decrease in accounts payable and accrued expenses of $1.1 million.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $22.0 million, inclusive of $9.8 million that was held by foreign subsidiaries in various currencies, compared to $9.8 million at September 30, 2018.  Additionally, there were zero borrowings against the line of credit outstanding as of June 30, 2019.  During the first nine months of fiscal 2019, the Company’s primary sources of cash were cash on-hand and the revolving credit facility which was drawn against during the first six months of fiscal 2019, but repaid in full by March 31, 2019.

Net cash provided by operating activities in the first nine months of fiscal 2019 was $28.3 million compared to net cash used in operating activities of $(13.2) million in the first nine months of fiscal 2018, a difference of $41.5 million.  The improvement is primarily driven by a reduction in inventory during the first nine months of fiscal 2019 of $2.5 million (net of foreign currency impacts) compared to a $27.9 million (net of foreign currency impacts) increase in inventory during the same period of fiscal 2018 along with $4.0 million of income tax refunds during the first nine months of fiscal 2019 as compared to a $1.4 million of tax payments during the same period of fiscal 2018.

Net cash used in investing activities was $7.3 million in the first nine months of fiscal 2019, which was lower than cash used in investing activities during the same period of fiscal 2018 of $9.8 million, driven by lower additions to property, plant and equipment.

Net cash used in financing activities was $8.5 million in the first nine months of fiscal 2019, which was lower than cash used in financing activities during the same period of fiscal 2018 of $8.6 million, as a result of, among other factors, proceeds received from the exercise of stock options during the nine months of fiscal 2019.  Other events impacting the first nine months of fiscal 2019 included dividends paid of $8.3 million, which is comparable to the prior year.  Additionally, during the first nine months of fiscal 2019, the Company borrowed $16.6 million from the revolving credit facility which was fully repaid by the end of the second quarter.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2019 are expected to consist primarily of cash generated from operations, cash on hand and, if needed, borrowings under the U.S. revolving credit facility. At June 30, 2019, the Company had cash of $22.0 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures, regular quarterly dividends and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of June 30, 2019, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of June 30, 2019, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•Funding operations;

•Capital spending;

•Dividends to stockholders; and

•Pension and postretirement plan contributions.

Capital investment in the first nine months of fiscal 2019 was $7.3 million, and the forecast for capital spending in fiscal 2019 is approximately $10.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2019:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$580	$280	$300	$—	$—
Operating lease obligations	3,195	2,098	1,052	45	—
Capital and finance lease obligations	16,851	911	2,008	2,051	11,881
Raw material contracts (primarily nickel)	27,375	27,375	—	—	—
Capital projects and other commitments	2,576	2,576	—	—	—
Pension plan(2)	59,874	6,000	12,000	7,500	34,374
Non-qualified pension plans	644	95	190	190	169
Other postretirement benefits(3)	50,000	5,000	10,000	10,000	25,000
Environmental post-closure monitoring	504	55	120	110	219
Total	$161,599	$44,390	$25,670	$19,896	$71,643

(1)As of June 30, 2019, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)The Company has a funding obligation to contribute $59,874 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2019. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended June 30, 2019 included herein, there have been no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June  30, 2019, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June  30, 2019.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees to satisfy share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	—	$—	—	—
May 1-31, 2019	—	—	—	—
June 1-30, 2019	2,130	29.13	—	—
Total	2,130	$29.13	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2

Amended and Restated By-Laws of Haynes International, Inc., as amended through February 28, 2018 (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the quarter ended June  30, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June  30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

*Furnished not filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: August 1, 2019

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 1, 2019