Form 10-Q
period 2019-12-31
HAYNES INTERNATIONAL INC
filed 2020-01-30
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

Registrant’s telephone number, including area code (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act:
Tile of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	“HAYN”	NASDAQ Global Market

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

As of January 30, 2020, the registrant had 12,556,255 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,038	$33,619
Accounts receivable, less allowance for doubtful accounts of $441 and $464 at September 30, 2019 and December 31, 2019, respectively	76,979	66,034
Inventories	258,802	282,019
Income taxes receivable	1,757	457
Other current assets	3,297	3,668
Total current assets	371,873	385,797
Property, plant and equipment, net	169,966	167,400
Deferred income taxes	34,132	33,584
Other assets	7,756	10,164
Goodwill	4,789	4,789
Other intangible assets, net	5,284	5,233
Total assets	$593,800	$606,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,497	$40,197
Accrued expenses	18,833	17,615
Income taxes payable	—	481
Accrued pension and postretirement benefits	4,250	4,250
Deferred revenue—current portion	2,500	2,500
Total current liabilities	60,080	65,043
Long-term obligations (less current portion) (Note 15)	8,609	8,634
Deferred revenue (less current portion)	15,329	14,704
Deferred income taxes	2,016	2,016
Operating lease liabilities	—	2,562
Accrued pension benefits (less current portion)	101,812	100,167
Accrued postretirement benefits (less current portion)	109,679	110,215
Total liabilities	297,525	303,341
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,566,969 and 12,615,164 shares issued and 12,513,500 and 12,556,255 shares outstanding at September 30, 2019 and December 31, 2019, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	253,843	254,999
Accumulated earnings	125,296	139,010
Treasury stock, 53,469 shares at September 30, 2019 and 58,909 shares at December 31, 2019	(2,239)	(2,437)
Accumulated other comprehensive loss	(80,638)	(87,959)
Total stockholders’ equity	296,275	303,626
Total liabilities and stockholders’ equity	$593,800	$606,967

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2018	2019
Net revenues	$107,069	$108,453
Cost of sales	95,734	89,710
Gross profit	11,335	18,743
Selling, general and administrative expense	11,128	11,507
Research and technical expense	834	882
Operating income (loss)	(627)	6,354
Nonoperating retirement benefit expense	856	1,700
Interest income	(20)	(14)
Interest expense	241	251
Income (loss) before income taxes	(1,704)	4,417
Provision for (benefit from) income taxes	(101)	1,149
Net income (loss)	$(1,603)	$3,268
Net income (loss) per share:
Basic	$(0.13)	$0.26
Diluted	$(0.13)	$0.26
Weighted Average Common Shares Outstanding
Basic	12,431	12,460
Diluted	12,431	12,502

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2018	2019
Net income (loss)	$(1,603)	$3,268
Other comprehensive income (loss), net of tax:
Pension and postretirement	580	1,719
Foreign currency translation adjustment	(1,171)	4,243
Other comprehensive income (loss)	(591)	5,962
Comprehensive income (loss)	$(2,194)	$9,230

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended December 31, 2018
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				(1,603)			(1,603)
Dividends paid and accrued ($0.22 per share)				(2,759)			(2,759)
Other comprehensive income (loss)						(591)	(591)
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	10,156						—
Purchase of treasury stock	(9,226)				(308)		(308)
Stock compensation			450				450
Balance December 31, 2018	12,517,492	$13	$251,718	$122,226	$(2,177)	$(43,156)	$328,624

	Three Months Ended December 31, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				3,268			3,268
Dividends paid and accrued ($0.22 per share)				(2,837)			(2,837)
Other comprehensive income (loss)						5,962	5,962
Exercise of stock options	12,400		422				422
Tax impact of forfeited vested options							—
Tax impact of dividends on restricted stock							—
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	35,795						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			734				734
Balance December 31, 2019	12,556,255	$13	$254,999	$139,010	$(2,437)	$(87,959)	$303,626

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(1,603)	$3,268
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,550	4,752
Amortization	105	51
Pension and post-retirement expense - U.S. and U.K.	2,245	3,437
Change in long-term obligations	(7)	(12)
Stock compensation expense	450	734
Deferred revenue	(625)	(625)
Deferred income taxes	289	(84)
Loss on disposition of property	5	—
Change in assets and liabilities:
Accounts receivable	8,106	11,941
Inventories	(8,815)	(19,983)
Other assets	(293)	(206)
Accounts payable and accrued expenses	(1,458)	4,207
Income taxes	5,081	1,761
Accrued pension and postretirement benefits	(934)	(2,213)
Net cash provided by (used in) operating activities	7,096	7,028
Cash flows from investing activities:
Additions to property, plant and equipment	(2,271)	(2,296)
Net cash provided by (used in) investing activities	(2,271)	(2,296)
Cash flows from financing activities:
Revolving credit facility borrowings	2,000	—
Revolving credit facility repayments	(2,000)	—
Dividends paid	(2,752)	(2,760)
Proceeds from exercise of stock options	215	422
Payment for purchase of treasury stock	(308)	(198)
Payments on long-term obligation	(34)	(40)
Net cash provided by (used in) financing activities	(2,879)	(2,576)
Effect of exchange rates on cash	(139)	425
Increase (decrease) in cash and cash equivalents:	1,807	2,581
Cash, cash equivalents and restricted cash:
Beginning of period	9,802	31,038
End of period	$11,609	$33,619
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$226	$236
Income taxes paid (refunded), net	$(5,472)	$(526)
Capital expenditures incurred, but not yet paid	$952	$106
Dividends declared but not yet paid	$7	$117

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December  31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2020 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated.

Note 2.  Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new guidance requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal year 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  The Company’s right-of-use assets (“ROU”) and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments.  ROU assets are included in Other assets, and the related lease obligation is included in Operating lease liabilities on the consolidated balance sheets.  The adoption of the standard had no material impact on the Consolidated Financial Statements.

The Company elected the package of practical expedients included in this guidance which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases.  The Company has elected the practical expedient to not separate lease components from non-lease components for all asset classes.  The Company will recognize lease expense in the consolidated statements of operations on a straight-line basis over the lease term.  The Company also made a policy election to not recognize ROU asset and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes.  Leases with the option to extend their term are reflected in the lease term when it is reasonably certain that the Company will exercise such options.  The Company has expanded the disclosure of operating leases included in Note 16.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to accumulated earnings for standard tax effects resulting from the Tax Cuts and Jobs Act.  This update is effective for fiscal years beginning after December 15, 2018.  The Company adopted the provisions of this standard in the first quarter of fiscal year 2020 which had an impact of increasing accumulated other comprehensive loss and increasing accumulated earnings by $13,283.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  This new guidance removes and modifies disclosure requirements on fair value statements.  This update is effective for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact, if any, on its disclosures in the Notes to Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-05, Financial Instruments – Credit Losses (Topic 326) which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology.     The new current expected credit loss (CECL) methodology does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss.  This update is effective for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact, if any, on the Company’s Consolidated Financial Statements.

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2019 and December 31, 2019, accounts receivable with customers were $77,420 and $66,498, respectively.  Allowance for doubtful accounts as of September 30, 2019 and December  31, 2019 were $441 and $464, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2019 and December  31, 2019, no contract liabilities have been recorded except for $17,829 and $17,204, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three months ended December  31, 2018 and 2019.

	Three Months Ended
	December 31,
	2018	2019
Net revenues (dollars in thousands)
Aerospace	$54,607	$58,843
Chemical processing	18,920	16,712
Industrial gas turbine	14,083	13,763
Other markets	14,285	11,875
Total product revenue	101,895	101,193
Other revenue	5,174	7,260
Net revenues	$107,069	$108,453

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2019	2019
Raw Materials	$17,935	$23,013
Work-in-process	138,859	146,411
Finished Goods	100,590	111,197
Other	1,418	1,398
	$258,802	$282,019

Note 5.  Income Taxes

Income tax expense for the three months ended December 31, 2018 and 2019 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended December 31, 2018 was 5.9% on ($1,704) of loss before income taxes and 26.0% on income before income taxes of $4,417 for the three months ended December 31, 2019.  Income tax expense in the first three months of fiscal 2019 was unfavorably impacted by the forfeiture of unexercised stock options, which resulted in approximately $300 of additional tax expense.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December  31, 2018 and 2019 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2018	2019	2018	2019
Service cost	$1,310	$1,386	$79	$354
Interest cost	2,566	2,148	1,088	873
Expected return	(3,572)	(3,645)	—	—
Amortizations	402	1,859	372	462
Net periodic benefit cost	$706	$1,748	$1,539	$1,689

The Company contributed $1,500 to Company-sponsored domestic pension plans, $691 to its other post-retirement benefit plans and $198 to the U.K. pension plan for the three months ended December  31, 2019. The Company expects to make contributions of $4,500 to its U.S. pension plan, $3,463 to its other post-retirement benefit plan and $540 to the U.K. pension plan for the remainder of fiscal 2020.

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

As of September 30, 2019 and December 31, 2019, the Company has accrued $606 for post-closure monitoring and maintenance activities, of which $508 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at December 31, 2019.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ended September 30,
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

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles.  As the customer relationships have a definite life, they are amortized over lives ranging from fifteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of December  31, 2019.

During the first three months of fiscal 2020, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $105 and $51 for the three-month periods ended December  31, 2018 and 2019, respectively     The following represents a summary of intangible assets at September  30, 2019 and December  31, 2019.

	Gross	Accumulated	Carrying
September 30, 2019	Amount	Amortization	Amount
Trademarks	3,800	—	3,800
Customer relationships	2,100	(718)	1,382
Other	291	(189)	102
	$6,191	$(907)	$5,284

	Gross	Accumulated	Carrying
December 31, 2019	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(754)	1,346
Other	291	(204)	87
	$6,191	$(958)	$5,233

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2020	$147
2021	185
2022	133
2023	129
2024	126
Thereafter	713

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2018	2019
Numerator: Basic and Diluted
Net income (loss)	$(1,603)	$3,268
Dividends paid and accrued	(2,759)	(2,837)
Undistributed income (loss)	(4,362)	431
Percentage allocated to common shares (a)	100.0%	99.3%
Undistributed income (loss) allocated to common shares	(4,362)	428
Dividends paid on common shares outstanding	2,737	2,818
Net income (loss) available to common shares	(1,625)	3,246
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,430,785	12,459,930
Adjustment for dilutive potential common shares	—	41,582
Weighted average shares outstanding - Diluted	12,430,785	12,501,512

Basic net income (loss) per share	$(0.13)	$0.26
Diluted net income (loss) per share	$(0.13)	$0.26

Number of stock option shares excluded as their effect would be anti-dilutive	227,565	502,301
Number of restricted stock shares excluded as their effect would be anti-dilutive	68,700	—
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	29,050	—
Number of performance share awards excluded as their effect would be anti-dilutive	43,101	—

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,430,785	12,459,930
Unvested participating shares	—	83,283
	12,430,785	12,543,213

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 Incentive Compensation Plan with respect to restricted stock for the three months ended December 31, 2019:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	61,838	$34.94
Granted	35,795	$37.00
Vested	(14,350)	$40.86
Unvested at December 31, 2019	83,283	$34.81
Expected to vest	83,283	$34.81

Compensation expense related to restricted stock for the three months ended December 31, 2018 and 2019 was $53 and $215, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2019 was $2,085, to be recognized over a weighted average period of 1.81 years.  During the first three months of fiscal 2020, the Company repurchased 5,440 shares of stock from employees at an average purchase price of $36.38 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the three months ended December 31, 2019.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2019	12,500	$33.98
Granted	4,594	$37.00
Vested and deferred	(12,500)	33.98
Unvested and deferred at December 31, 2019	4,594	$37.00
Vested and deferred at December 31, 2019	29,050	$32.72

Compensation expense related to deferred restricted stock for the three months ended December 31, 2018 and 2019 was $124 and $85, respectively. The remaining recognized compensation expense related to deferred restricted stock at December 31, 2019 was $156, to be recognized over a weighted average period of 0.92 years.

Performance Shares

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to performance shares for the three months ended December 31, 2019.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	38,553	$42.52
Granted	23,880	$44.13
Unvested at December 31, 2019	62,433	$43.14

Compensation expense related to the performance shares for the three months ended December 31, 2018 and 2019 was $121 and $176, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2019 was $1,844, to be recognized over a weighted average period of 1.94 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during fiscal years 2019 and 2020:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 19, 2019	$9.66	2.38%	1.65%	35%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2018 and 2019 was $152 and $258, respectively. The remaining unrecognized compensation expense at December 31, 2019 was $2,360, to be recognized over a weighted average vesting period of 2.25 years.

The following table summarizes the activity under the stock option plans and the 2016 Incentive Compensation Plan with respect to stock options for the nine months ended December 31, 2019 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2019	482,391		$38.05
Granted	91,466		$37.00
Exercised	(12,400)		$34.00
Outstanding at September 30, 2019	561,457	$646	$37.97	7.82	yrs.
Vested or expected to vest	519,065	$595	$37.90	7.89	yrs.
Exercisable at September 30, 2019	245,517	$145	$42.17	5.76	yrs.

Note 12.  Dividend

In the first quarter of fiscal 2020, the Company declared and paid a quarterly cash dividend. The dividend of $0.22 per outstanding share of the Company’s common stock was paid December  16, 2019 to stockholders of record at the close of business on December 2, 2019.  The dividend cash pay-out was $2,760 for the quarter based on the number of shares outstanding and $77 of dividends were recorded as deferred.

On January 30, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March  16, 2020 to stockholders of record at the close of business on March 2, 2020.

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

•Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2019 or December  31, 2019.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2018
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	—	—	(1,171)	(1,171)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	364	372	—	736
Tax benefit	(108)	(99)	—	(207)
Net current-period other comprehensive income (loss)	307	273	(1,171)	(591)
Accumulated other comprehensive income (loss) as of December 31, 2018	$(21,166)	$(10,928)	$(11,062)	$(43,156)

	Three Months Ended December 31, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	—	—	4,243	4,243
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,820	462	—	2,282
Tax benefit	(493)	(121)	—	(614)
Net current-period other comprehensive income (loss)	1,378	341	4,243	5,962
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive loss as of December 31, 2019	$(60,942)	$(17,749)	$(9,268)	$(87,959)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets for the components of the Company’s Long-term obligations.

	September 30,	December 31,
	2019	2019
Finance lease obligations	$7,979	$7,938
Environmental post-closure monitoring and maintenance activities	606	606
Long-term disability	251	266
Deferred dividends	40	117
Less amounts due within one year	(267)	(293)
Long-term obligations (less current portion)	$8,609	$8,634

Note 16.  Leases

Nature of the Leases

The Company has operating and financing leases for buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. Leasing arrangements require fixed payments and also include an amount that is probable will be owed under residual value guarantees, if applicable. Some lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is not reasonably certain not to exercise the option, respectively.  The leases have remaining terms of one to 17 years.

For all leases with an initial expected term of more than 12 months, the Company recorded, at the adoption date of ASC 842 or lease commencement date for leases entered into after the adoption date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or to control the use of, a specified asset for the lease term. The Company utilizes its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases, unless the Company can specifically determine the lessor’s implicit rate.

Significant Judgments and Assumptions

Determination of Whether a Contract Contains a Lease

The Company determines whether a contract is or contains a lease at the inception of the contract. The contract is or contains a lease if the contract conveys the right to control the use of identified assets for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from use of the property, plant, and equipment and have the right to direct its use.

Practical Expedients (Policy Elections)

The Company elected certain practical expedients and transition relief, including the short-term lease recognition exemption, which excludes leases with a term of 12 months or less from recognition on the balance sheet, recognizing lease components and non-lease components together as a single lease component, and the transition relief package which, among other things, includes not reassessing the lease classification or whether a contract is or contains a lease.

The following table sets forth the components of the Company’s lease cost for the three months ended December 31, 2019.

Three Months Ended December 31,
2019
Finance lease cost:
Amortization of right of use asset	$108
Interest on lease liabilities	208
Total finance lease cost	$316

Operating lease cost	$355

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	208
Operating cash flows from operating leases	355
Financing cash flows from finance leases	40
Total cash paid for amounts included in measurement of lease liabilities	$603

Lease costs associated with short term leases are not material.

The following table sets forth the Company’s right of use assets and lease liabilities as of December 31, 2019.

December 31,
2019
Finance lease assets (included in Property, plant and equipment, net)	6,826
Operating right of use lease assets (included in Other assets)	2,562
Total lease assets	$9,388

Finance lease liabilities
Accrued expenses	176
Long-term obligations (less current portion)	7,763
Total Finance lease liabilities	$7,939
Operating lease liabilities	$2,562

December 31,
2019
Weighted average lease term (Years)
Finance leases	15.9
Operating leases	3.3
Weighted average discount rate
Finance leases	10.33%
Operating leases	5.25%

The following is a table of future minimum lease payments during each fiscal year under operating and finance leases and the present value of the net minimum lease payments as of December 31, 2019.

	Finance	Operating
Future minimum lease payments	Leases	Leases
2020	$747	$1,015
2021	1,001	769
2022	1,012	387
2023	1,024	289
2024	1,031	264
Thereafter	11,540	70
Total minimum lease payments	16,355	2,794
Less: amount representing interest	(8,416)	(232)
Present value of net minimum lease payments	$7,939	$2,562

The following is a table of future minimum lease payments as of September  30, 2019.

	Finance	Operating
Contractual Obligations as of September 30, 2019	Leases	Leases
2020	$993	$2,542
2021	1,000	1,254
2022	1,013	460
2023	1,024	277
2024	1,032	259
Thereafter	11,623	60
Total minimum lease payments	16,685	4,852
Less: amount representing interest	(8,706)	—
Present value of net minimum lease payments	$7,979	$4,852

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of December  31, 2019, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2019 or December 31, 2019.  Foreign exchange hedging gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended December 31,
	2018	2019
Foreign currency transactional gain (loss)	$340	$(1,071)
Foreign exchange forward contract gain (loss)	$(497)	$479
Net gain (loss) included in selling, general and administrative expense	$(157)	$(592)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2020 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Dividends Paid and Declared

In the first quarter of fiscal 2020, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend was paid on December 16, 2019 to stockholders of record at the close of business on December 2, 2019.  The dividend cash pay-out in the first quarter was approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On January 30, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 16, 2020 to stockholders of record at the close of business on March 2, 2020.

Capital Spending

During the first three months of fiscal 2020, capital investment was $2.3 million, and total planned capital expenditures for fiscal 2020 are expected to be approximately $12.0 million.

Volumes, Competition and Pricing

Overall shipments during the first quarter of fiscal 2020 declined from the prior quarter and prior year’s first quarter due to a number of factors. Volume shipped in the first quarter of fiscal 2020 was 4.2 million pounds, which was 1.2 million pounds lower sequentially than the fourth quarter of fiscal 2019 and 0.1 million pounds lower than last year’s first quarter, which was impacted by a planned equipment outage.  Volume shipped into the aerospace market in the first quarter of fiscal 2020 was 0.4 million pounds lower sequentially compared to the fourth quarter of fiscal 2019 but higher than last year’s first quarter by 0.2 million pounds.  Uncertainty is elevated in the aerospace market with the Boeing announcement that it has temporarily suspended production of the grounded 737 MAX and the corresponding impact in the aerospace supply chain.  The Company has also seen adjustments in the ordering patterns for supply chains other than the Boeing 737 MAX.  These headwinds are detrimental to current and near-term shipments into the aerospace market.  The Company believes the demand drivers in the aerospace market are favorable long-term.  Volume shipped into the chemical processing market in the first quarter of fiscal 2020 was lower sequentially by 0.5 million pounds compared to the fourth quarter of fiscal 2019 and lower than the first quarter of fiscal year 2019 by 0.1 million pounds driven by lower base-business volumes which the Company attributes to trade tariffs and global economic uncertainty.  However, the lower base-business was slightly offset by higher specialty application projects. Pounds shipped in the first quarter of fiscal 2020 into the industrial gas turbine market were 0.1 million pounds lower sequentially compared to the fourth quarter of fiscal 2019 but slightly higher than last year’s first quarter.  The primary industrial gas turbine market activity was attributable to a slight improvement in demand for large-frame turbines, while small/medium frame engine builds have slowed down primarily due to the oil and gas market.  Volume shipped into the other markets category in the first quarter of fiscal 2020 was lower sequentially by 0.1 million pounds compared to the fourth quarter of fiscal 2019 and lower by 0.2 million pounds compared to last year’s first quarter, driven by a reduction in flue gas desulfurization shipments.

The product average selling price per pound in the first quarter of fiscal 2020 was $23.97, which is higher sequentially compared to the fourth quarter of fiscal 2019 and higher than last year’s first quarter.  The increase is primarily driven by favorable product mix and price increases.  The Company continues to emphasize price increases in our high-value differentiated products

Set forth below are selected data relating to the Company’s net revenues, gross profit, backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange and a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. The data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

Net Revenue and Gross Profit Margin Performance:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2018	2019	2019	2019	2019
Net Revenues	$107,069	$127,474	$126,032	$129,640	$108,453
Gross Profit Margin	$11,335	$14,683	$18,175	$21,310	$18,743
Gross Profit Margin %	10.6%	11.5%	14.4%	16.4%	17.3%

The gross profit margin percentage improved in the first quarter of fiscal 2020 to 17.3% as compared to 16.4% in the fourth quarter of fiscal 2019, even on lower topline net revenues, and continued the sequential improvement in each quarter since the beginning of fiscal 2019 with the progression being 10.6%, 11.5%, 14.4%, 16.4% and 17.3%.  Continued traction of the Company’s improvement initiatives related to price increases and cost reductions continue to favorably impact gross margins.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2018	2019	2019	2019	2019
Backlog(1)
Dollars (in thousands)	$237,802	$253,003	$254,947	$235,204	$237,620
Pounds (in thousands)	8,392	8,855	9,072	8,064	8,231
Average selling price per pound	$28.34	$28.57	$28.10	$29.17	$28.87
Average nickel price per pound
London Metals Exchange(2)	$4.92	$5.93	$5.43	$8.02	$6.26

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

Backlog was $237.6 million at December 31, 2019, an increase of $2.4 million, or 1.0%, from $235.2 million at September 30, 2019.  Backlog pounds at December 31, 2019 increased sequentially during the first quarter of fiscal 2020 by 2.1% as compared to September 30, 2019.  The average selling price of products in the Company’s backlog decreased to $28.87 per pound at December 31, 2019 from $29.17 per pound at September 31, 2019, reflecting a change in product mix and lower market prices for raw materials.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2018	2019	2019	2019	2019
Net revenues (in thousands)
Aerospace	$54,607	$68,858	$66,321	$68,318	$58,843
Chemical processing	18,920	21,761	21,197	27,773	16,712
Industrial gas turbines	14,083	13,685	15,870	15,792	13,763
Other markets	14,285	16,958	15,666	11,037	11,875
Total product revenue	101,895	121,262	119,054	122,920	101,193
Other revenue	5,174	6,212	6,978	6,720	7,260
Net revenues	$107,069	$127,474	$126,032	$129,640	$108,453

Shipments by markets (in thousands of pounds)
Aerospace	2,112	2,857	2,579	2,731	2,303
Chemical processing	898	971	1,126	1,315	788
Industrial gas turbines	811	757	893	946	825
Other markets	509	580	523	432	306
Total shipments	4,330	5,165	5,121	5,424	4,222

Average selling price per pound
Aerospace	$25.86	$24.10	$25.72	$25.02	$25.55
Chemical processing	21.07	22.41	18.83	21.12	21.21
Industrial gas turbines	17.36	18.08	17.77	16.69	16.68
Other markets	28.06	29.24	29.95	25.55	38.81
Total product (product only; excluding other revenue)	23.53	23.48	23.25	22.66	23.97
Total average selling price (including other revenue)	$24.73	$24.68	$24.61	$23.90	$25.69

Results of Operations for the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

	Three Months Ended December 31,				Change
($ in thousands)	2018		2019		Amount	%
Net revenues	$107,069	100.0%	$108,453	100.0%	$1,384	1.3%
Cost of sales	95,734	89.4%	89,710	82.7%	(6,024)	(6.3)%
Gross profit	11,335	10.6%	18,743	17.3%	7,408	65.4%
Selling, general and administrative expense	11,128	10.4%	11,507	10.6%	379	3.4%
Research and technical expense	834	0.8%	882	0.8%	48	5.8%
Operating income (loss)	(627)	(0.6)%	6,354	5.9%	6,981	(1,113.4)%
Nonoperating retirement benefit expense	856	0.8%	1,700	1.6%	844	98.6%
Interest income	(20)	(0.0)%	(14)	(0.0)%	6	(30.0)%
Interest expense	241	0.2%	251	0.2%	10	4.1%
Income (loss) before income taxes	(1,704)	(1.6)%	4,417	4.1%	6,121	(359.2)%
Provision for (benefit from) income taxes	(101)	(0.1)%	1,149	1.1%	1,250	(1,237.6)%
Net income (loss)	$(1,603)	(1.5)%	$3,268	3.0%	$4,871	(303.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
	2018	2019	Amount	%
Net revenues (dollars in thousands)
Aerospace	$54,607	$58,843	$4,236	7.8%
Chemical processing	18,920	16,712	(2,208)	(11.7)%
Industrial gas turbine	14,083	13,763	(320)	(2.3)%
Other markets	14,285	11,875	(2,410)	(16.9)%
Total product revenue	101,895	101,193	(702)	(0.7)%
Other revenue	5,174	7,260	2,086	40.3%
Net revenues	$107,069	$108,453	$1,384	1.3%
Pounds by market (in thousands)
Aerospace	2,112	2,303	191	9.0%
Chemical processing	898	788	(110)	(12.2)%
Industrial gas turbine	811	825	14	1.7%
Other markets	509	306	(203)	(39.9)%
Total shipments	4,330	4,222	(108)	(2.5)%
Average selling price per pound
Aerospace	$25.86	$25.55	$(0.31)	(1.2)%
Chemical processing	21.07	21.21	0.14	0.7%
Industrial gas turbine	17.36	16.68	(0.68)	(3.9)%
Other markets	28.06	38.81	10.75	38.3%
Total product (excluding other revenue)	23.53	23.97	0.44	1.9%
Total average selling price (including other revenue)	$24.73	$25.69	$0.96	3.9%

Net Revenues.   Net revenues were $108.5 million in the first three months of fiscal 2020, an increase of 1.3% from $107.1 million in the same period of fiscal 2019.   Volume was 4.2 million pounds in the first three months of fiscal 2020, a decrease of 2.5% from 4.3 million pounds in the same period of fiscal 2019.  The decrease in volume was primarily due to declining chemical processing sales (partly due to retaliatory tariffs in China) as well as declining volume in flue-gas desulfurization (included within other markets), partially offset by an increase in aerospace volume. The product-sales average selling price was $23.97 per pound in the first three months of fiscal 2020, an increase of 1.9% from $23.53 per pound in the same period of fiscal 2019.  The average selling price increased as a result of improved pricing and a higher value mix within the industrial gas turbine and other markets as compared to the same period of fiscal 2019, in the amount of approximately $0.45 per pound, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.01.

Sales to the aerospace market were $58.8 million in the first three months of fiscal 2020, an increase of 7.8% from $54.6 million in the same period of fiscal 2019, due to a 9.0%, or 0.2 million pound, increase in volume, partially offset by a 1.2%, or $0.31, decrease in average selling price per pound.  The increase in volume is due to the planned equipment that was undertaken in the first three months of fiscal 2019.  Partially offsetting this were lower shipments as the supply chain began to be impacted by the grounding, production slow-down and eventually temporary suspension of production of the Boeing 737 MAX.  The average selling price per pound decrease reflects a lower value product mix, which decreased average selling price per pound by approximately $0.76, partially offset by improved pricing of $0.38 and an increase in raw material market prices, which increased average selling price per pound by approximately $0.07.

Sales to the chemical processing market were $16.7 million in the first three months of fiscal 2020, a decrease of 11.7% from $18.9 million in the same period of fiscal 2019, due to a 12.2% decrease in volume.  Base-business volumes have decreased in the first three months of fiscal 2020 from the same period of fiscal 2019.   However, partially offsetting base-business decline was an increase in specialty application project revenue in the first three months of fiscal 2020 compared to the same period last year.   The average selling price per pound reflects improved pricing and an increase in raw material market prices, which increased average selling price per pound by approximately $0.48 and $0.39, respectively, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.73.

Sales to the industrial gas turbine market were $13.8 million in the first three months of fiscal 2020, a decrease of 2.3% from $14.1 million for the same period of fiscal 2019, due to a decrease of 3.9%, or $0.68, in average selling price per pound, partially offset by a 1.7%, increase in volume.  The increase in volume is primarily attributable to a slight improvement in demand for large-frame turbines, while small/medium frame engine builds have slowed down primarily due to the oil and gas market.  The decrease in average selling price per pound primarily reflects declined pricing due to competition and other factors, which decreased average selling price per pound by approximately $1.23, partially offset by a higher-value product mix, which increased the average selling price per pound by approximately $0.55.

Sales to other markets were $11.9 million in the first three months of fiscal 2020, a decrease of 16.9% from $14.3 million in the same period of fiscal 2019, due to a 39.9% decrease in volume, partially offset by a 38.3% increase in average selling price per pound.  The decrease in volume was primarily due to a decline in sales to the flue-gas desulfurization market. The increase in average selling price reflects a higher-value product mix and improved pricing, which increased average selling price per pound by approximately $12.47, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $1.72.

Other Revenue.   Other revenue was $7.3 million in the first three months of fiscal 2020, an increase of 40.3% from $5.2 million in the same period of fiscal 2019. The increase was due primarily to increased toll conversion particularly in titanium.

Cost of Sales.  Cost of sales was $89.7 million, or 82.7% of net revenues, in the first three months of fiscal 2020 compared to $95.7 million, or 89.4% of net revenues, in the same period of fiscal 2019.  This decrease was primarily due to lower volumes sold combined with continued traction in the Company’s cost reduction initiatives and lower raw material prices.

Gross Profit.   As a result of the above factors, gross profit was $18.7 million for the first three months of fiscal 2020, an increase of $7.4 million from the same period of fiscal 2019. Gross profit as a percentage of net revenue increased to 17.3% in the first three months of fiscal 2020 as compared to 10.6% in the same period of fiscal 2019.  The improvement in gross profit was primarily attributable to improved pricing and cost saving initiatives.  Fiscal 2019 was impacted by the temporary inefficiencies caused by the delayed start-up of cold-finish operations after the planned equipment upgrade in the first three months of fiscal 2019.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $11.5 million for the first three months of fiscal 2020, an increase of $0.4 million from the same period of fiscal 2019.  This increase is primarily attributable to higher expense due to foreign exchange losses.  Selling, general and administrative expense as a percentage of net revenues increased to 10.6% for the first three months of fiscal 2020 compared to 10.4% for the same period of fiscal 2019.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.8% of net revenue, for the first three months of fiscal 2020, compared to $0.8 million, or 0.8% of net revenue, in the same period of fiscal 2019.

Operating Income/(Loss).  As a result of the above factors, operating income in the first three months of fiscal 2020 was $6.4 million compared to an operating loss of $(0.6) million in the same period of fiscal 2019.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $1.7 million compared to $0.9 million in the same period of fiscal 2019.  The increase in expense was primarily driven by lower discount rates in the September 30, 2019 valuation which resulted in higher retirement liabilities and ultimately higher expense for the first quarter of fiscal 2020.

Income Taxes.  Income tax expense was $1.1 million in the first three months of fiscal 2020, an increase of $1.2 million from a benefit of $0.1 million in the same period of fiscal 2019.  The effective tax rate (ETR) in the first quarter of fiscal 2020 of 26.0% was higher than the ETR during the same period of fiscal 2019 due to the prior year forfeiture of stock options which had an adverse impact of $0.3 million during the first quarter of fiscal 2019.  This adverse impact lowered the ETR in a period which the Company had pre-tax losses.

Net Income/(Loss).  As a result of the above factors, net income for the first three months of fiscal 2020 was $3.3 million, a difference of $4.9 million from a net loss of $(1.6) million in the same period of fiscal 2019.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $290.2 million at December 31, 2019, an increase of $7.8 million, or 2.8%, from $282.5 million at September 30, 2019. This increase resulted primarily from inventory increasing $23.2 million, partially offset by accounts receivable decreasing by $10.9 million during the first quarter of fiscal 2020 and accounts payable and accrued expenses increasing by $4.5 million during the first quarter of fiscal 2020.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $33.6 million, inclusive of $9.9 million that was held by foreign subsidiaries in various currencies, compared to $31.0 million at September 30, 2019.  Additionally, there were zero borrowings against the line of credit outstanding as of December 31, 2019.

Net cash provided by operating activities in the first three months of fiscal 2020 was $7.0 million compared to net cash provided by operating activities of $7.1 million in the first three months of fiscal 2019, a decrease of $0.1 million.  Cash flow from operating activities in the first three months of fiscal 2020 was adversely impacted by greater increases in inventory and lower income tax refunds as compared to the same period of fiscal 2019, partially offset by higher net income and greater decreases in accounts receivable in the first three months of fiscal 2020 as compared to the same period of fiscal 2019.

Net cash used in investing activities was $2.3 million in the first three months of fiscal 2020 which was comparable to the same period of fiscal 2019.

Net cash used in financing activities was $2.6 million in the first three months of fiscal 2020, which was lower than cash used in financing activities during the same period of fiscal 2018 of $2.9 million, primarily as a result of, among other factors, proceeds received from the exercise of stock options during the three months of fiscal 2020 as compared to the same period of fiscal 2019. Stock options were exercised by certain members of management just prior to their 10 year expiration dates.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2020 are expected to consist primarily of cash generated from operations, cash on hand and, if needed, borrowings under the U.S. revolving credit facility. At December 31, 2019, the Company had cash of $33.6 million, an outstanding balance of zero on the U.S. revolving credit facility and access to a total of approximately $120.0 million under the U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Management believes that the resources described above will be sufficient to fund planned capital expenditures, regular quarterly dividends and working capital requirements over the next twelve months.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus up to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus up to 2.0% per annum.  As of December 31, 2019, the U.S. revolving credit facility had a zero balance.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of December 31, 2019, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 8 in the Notes to Condensed Consolidated Financial Statements in this report). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•Funding operations;

•Capital spending;

•Dividends to stockholders; and

•Pension and postretirement plan contributions.

Capital investment in the first three months of fiscal 2020 was $2.3 million, and the forecast for capital spending in fiscal 2020 is approximately $12.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2019:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$440	$280	$160	$—	$—
Operating lease obligations	4,474	2,486	1,454	534	—
Finance lease obligations	16,438	996	2,018	2,060	11,364
Raw material contracts (primarily nickel)	24,671	24,671	—	—	—
Capital projects and other commitments	1,987	1,987	—	—	—
Pension plan(2)	100,167	6,000	12,000	10,500	71,667
Non-qualified pension plans	695	95	190	190	220
Other postretirement benefits(3)	47,234	4,155	9,281	9,859	23,939
Environmental post-closure monitoring	606	97	144	151	214
Total	$196,712	$40,767	$25,247	$23,294	$107,404

(1)As of December 31, 2019, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.

(2)The Company has a funding obligation to contribute $100,167 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2019. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended December 31, 2019 included herein, there have been no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December  31, 2019, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December  31, 2019.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019	—	$—	—	—
November 1-30, 2019	5,440	36.38	—	—
December 1-31, 2019	—	—	—	—
Total	5,440	$36.38	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December  31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

*Furnished not filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: January 30, 2020

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: January 30, 2020