Form 10-Q
period 2020-03-31
HAYNES INTERNATIONAL INC
filed 2020-04-30
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

Registrant’s telephone number, including area code (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act:
Tile of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	“HAYN”	NASDAQ Global Market

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

As of April 30, 2020, the registrant had 12,556,921 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$31,038	$52,406
Accounts receivable, less allowance for doubtful accounts of $441 and $697 at September 30, 2019 and March 31, 2020, respectively	76,979	65,970
Inventories	258,802	280,337
Income taxes receivable	1,757	377
Other current assets	3,297	4,440
Total current assets	371,873	403,530
Property, plant and equipment, net	169,966	164,720
Deferred income taxes	34,132	34,666
Other assets	7,756	9,895
Goodwill	4,789	4,789
Other intangible assets, net	5,284	5,184
Total assets	$593,800	$622,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,497	$28,310
Accrued expenses	18,833	17,810
Income taxes payable	—	70
Accrued pension and postretirement benefits	4,250	4,250
Revolving credit facilities	—	30,000
Deferred revenue—current portion	2,500	2,500
Total current liabilities	60,080	82,940
Long-term obligations (less current portion) (Note 15)	8,609	8,598
Deferred revenue (less current portion)	15,329	14,079
Deferred income taxes	2,016	2,016
Operating lease liabilities	—	2,306
Accrued pension benefits (less current portion)	101,812	98,523
Accrued postretirement benefits (less current portion)	109,679	110,710
Total liabilities	297,525	319,172
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,566,969 and 12,615,830 shares issued and 12,513,500 and 12,556,921 shares outstanding at September 30, 2019 and March 31, 2020, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	253,843	255,896
Accumulated earnings	125,296	140,297
Treasury stock, 53,469 shares at September 30, 2019 and 58,909 shares at March 31, 2020	(2,239)	(2,437)
Accumulated other comprehensive loss	(80,638)	(90,157)
Total stockholders’ equity	296,275	303,612
Total liabilities and stockholders’ equity	$593,800	$622,784

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Net revenues	$127,474	$111,563	$234,543	$220,016
Cost of sales	112,791	92,267	208,525	181,977
Gross profit	14,683	19,296	26,018	38,039
Selling, general and administrative expense	10,663	10,785	21,791	22,292
Research and technical expense	859	1,028	1,693	1,910
Operating income	3,161	7,483	2,534	13,837
Nonoperating retirement benefit expense	856	1,700	1,712	3,400
Interest income	(18)	(10)	(38)	(24)
Interest expense	284	296	525	547
Income before income taxes	2,039	5,497	335	9,914
Provision for income taxes	530	1,429	429	2,578
Net income (loss)	$1,509	$4,068	$(94)	$7,336
Net income (loss) per share:
Basic	$0.12	$0.32	$(0.01)	$0.58
Diluted	$0.12	$0.32	$(0.01)	$0.58
Weighted Average Common Shares Outstanding
Basic	12,449	12,474	12,440	12,467
Diluted	12,600	12,504	12,440	12,497

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Net income (loss)	$1,509	$4,068	$(94)	$7,336
Other comprehensive income (loss), net of tax:
Pension and postretirement	579	1,720	1,159	3,439
Foreign currency translation adjustment	1,031	(3,918)	(140)	325
Other comprehensive income (loss)	1,610	(2,198)	1,019	3,764
Comprehensive income	$3,119	$1,870	$925	$11,100

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2018	12,517,492	$13	$251,718	$122,226	$(2,177)	$(43,156)	$328,624
Net income (loss)				1,509			1,509
Dividends paid and accrued ($0.22 per share)				(2,758)			(2,758)
Other comprehensive income (loss)						1,610	1,610
Issue restricted stock (less forfeitures)	(2,012)						—
Stock compensation			707				707
Balance March 31, 2019	12,515,480	$13	$252,425	$120,977	$(2,177)	$(41,546)	$329,692

	Three Months Ended March 31, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2019	12,556,255	$13	$254,999	$139,010	$(2,437)	$(87,959)	$303,626
Net income (loss)				4,068			4,068
Dividends paid and accrued ($0.22 per share)				(2,781)			(2,781)
Other comprehensive income (loss)						(2,198)	(2,198)
Issue restricted stock (less forfeitures)	666						—
Stock compensation			897				897
Balance March 31, 2020	12,556,921	$13	$255,896	$140,297	$(2,437)	$(90,157)	$303,612

	Six Months Ended March 31, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				(94)			(94)
Dividends paid and accrued ($0.44 per share)				(5,517)			(5,517)
Other comprehensive income (loss)						1,019	1,019
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	8,144						—
Purchase of treasury stock	(9,226)				(308)		(308)
Stock compensation			1,157				1,157
Balance March 31, 2019	12,515,480	$13	$252,425	$120,977	$(2,177)	$(41,546)	$329,692

	Six Months Ended March 31, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				7,336			7,336
Dividends paid and accrued ($0.44 per share)				(5,618)			(5,618)
Other comprehensive income (loss)						3,764	3,764
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	36,461						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			1,631				1,631
Balance March 31, 2020	12,556,921	$13	$255,896	$140,297	$(2,437)	$(90,157)	$303,612

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$(94)	$7,336
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,296	9,639
Amortization	155	100
Pension and post-retirement expense - U.S. and U.K.	4,487	6,897
Change in long-term obligations	—	(24)
Stock compensation expense	1,157	1,631
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	238	(1,782)
Loss on disposition of property	5	—
Change in assets and liabilities:
Accounts receivable	(7,765)	11,122
Inventories	969	(21,192)
Other assets	(846)	(961)
Accounts payable and accrued expenses	4,124	(7,668)
Income taxes	4,788	1,447
Accrued pension and postretirement benefits	(3,207)	(4,488)
Net cash provided by (used in) operating activities	12,057	807
Cash flows from investing activities:
Additions to property, plant and equipment	(5,409)	(4,100)
Net cash provided by (used in) investing activities	(5,409)	(4,100)
Cash flows from financing activities:
Revolving credit facility borrowings	16,600	30,000
Revolving credit facility repayments	(16,600)	—
Dividends paid	(5,505)	(5,523)
Proceeds from exercise of stock options	215	422
Payment for purchase of treasury stock	(308)	(198)
Payments on long-term obligation	(71)	(82)
Net cash provided by (used in) financing activities	(5,669)	24,619
Effect of exchange rates on cash	(1)	42
Increase (decrease) in cash and cash equivalents:	978	21,368
Cash, cash equivalents and restricted cash:
Beginning of period	9,802	31,038
End of period	$10,780	$52,406
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$496	$518
Income taxes paid (refunded), net	$(4,636)	$2,903
Capital expenditures incurred, but not yet paid	$809	$708
Dividends declared but not yet paid	$12	$95

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2020 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy and our business.  Due to the widespread impact of the COVID-19 pandemic, the Company implemented a temporary shut-down of most of the Company’s production operations beginning the week of March 23, 2020, which impacted the last week of the second quarter.  The shut-down continued into the third quarter with operations resuming in mid-April in certain areas on a voluntary basis.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting form COVID-19, we cannot reasonably estimate the length or severity of the pandemic or its impact on the Company’s liquidity, results of operations, and financial condition, which could have a material adverse effect.

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

The Company elected the package of practical expedients included in this guidance which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases.  The Company has elected the practical expedient to not separate lease components from non-lease components for all asset classes.  The Company will recognize lease expense for operating leases in the consolidated statements of operations on a straight-line basis over the lease term.  The Company also made a policy election to not recognize ROU asset and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes.  Leases with the option to extend their term are reflected in the lease term when it is reasonably certain that the Company will exercise such options.  The Company has expanded the disclosure of operating leases included in Note 16.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2019 and March 31, 2020, accounts receivable with customers were $77,420 and $66,667, respectively.  Allowance for doubtful accounts as of September 30, 2019 and March 31, 2020 were $441 and $697, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2019 and March 31, 2020, no contract liabilities have been recorded except for $17,829 and $16,579, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and six months ended March 31, 2019 and 2020.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Net revenues (dollars in thousands)
Aerospace	$68,858	$59,172	$123,465	$118,015
Chemical processing	21,761	15,832	40,681	32,544
Industrial gas turbine	13,685	16,701	27,768	30,464
Other markets	16,958	12,762	31,243	24,637
Total product revenue	121,262	104,467	223,157	205,660
Other revenue	6,212	7,096	11,386	14,356
Net revenues	$127,474	$111,563	$234,543	$220,016

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2019	2020
Raw Materials	$17,935	$21,747
Work-in-process	138,859	142,879
Finished Goods	100,590	114,165
Other	1,418	1,546
	$258,802	$280,337

Note 5.  Income Taxes

Income tax expense for the three and six months ended March 31, 2019 and 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended March 31, 2020 was 26.0% on $5,497 of income before income taxes compared to 26.0% on income before income taxes of $2,039 for the three months ended March 31, 2019.  The effective tax rate for the six months ended March 31, 2020 was 26.0% on $9,914 of income before income taxes compared to 128.1% on income before income taxes of $335 for the six months ended March 31, 2019.  Income tax expense in the first six months of fiscal 2019 was unfavorably impacted by the forfeiture of unexercised stock options, which resulted in approximately $300 of additional tax expense.

On Friday March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law.  The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (OIP) and business interest in IRC Sections 172(a) and 163(j), respectively.  The effects of the new legislation are recognized upon enactment, which (for U.S. federal legislation) is the date the President signs a bill into law.  There was not significant impact to income tax expense for the three and six months ended March 31, 2020 relating to the CARES Act.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2019 and 2020 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2019	2020	2019	2020	2019	2020	2019	2020
Service cost	$1,310	$1,387	$79	$354	$2,620	$2,773	$158	$708
Interest cost	2,567	2,148	1,088	873	5,133	4,296	2,176	1,746
Expected return	(3,575)	(3,623)	—	—	(7,147)	(7,268)	—	—
Amortizations	401	1,859	372	462	803	3,718	744	924
Net periodic benefit cost	$703	$1,771	$1,539	$1,689	$1,409	$3,519	$3,078	$3,378

The Company contributed $3,000 to Company-sponsored domestic pension plans, $1,424 to its other post-retirement benefit plans and $370 to the U.K. pension plan for the six months ended March 31, 2020. The Company expects to make contributions of $3,000 to its U.S. pension plan, $2,730 to its other post-retirement benefit plan and $368 to the U.K. pension plan for the remainder of fiscal 2020.

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

In January 2017, a customer based in the United Kingdom wrote to the Company making a claim in relation to certain product sold to that customer by the Company.  This writing was followed up by claim correspondence from 2018 through early 2020.  The Company has engaged its legal advisors in the United Kingdom to respond to the claim, and correspondence between the parties’ respective counsel remains ongoing.  To date, the insurers have not accepted coverage responsibility for the claim but have agreed to fund expenses of legal counsel selected by the Company through the date of the determination regarding coverage. The Company intends to pursue such coverage as and if necessary while vigorously defending against the customer claim. Liability for the claim is disputed, and the amount of the claim, if any, remains unclear.  Based on the facts presently known, management does not believe that the claim will have a material effect on the Company’s financial position, results of operations or cash flows.

Environmental

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post‑closure environmental monitoring and care for certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

The Company is required to, among other things, monitor groundwater and to continue post‑closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, or other sites, if required.  In addition, the Company occasionally has regulatory violations that may be required to be reported at the state or federal level.  Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

As of September 30, 2019 and March 31, 2020, the Company has accrued $606 for post-closure monitoring and maintenance activities, of which $508 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at March 31, 2020.

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

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles.  As the customer relationships have a definite life, they are amortized over a  life of sixteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of March 31, 2020.

During the first six months of fiscal 2020, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $50 and $49 for the three-month periods ended March 31, 2019 and 2020, respectively and $155 and $100 for the six-month periods ended March 31, 2019 and 2020, respectively.  The following represents a summary of intangible assets at September 30, 2019 and March 31, 2020.

	Gross	Accumulated	Carrying
September 30, 2019	Amount	Amortization	Amount
Trademarks	3,800	—	3,800
Customer relationships	2,100	(718)	1,382
Other	291	(189)	102
	$6,191	$(907)	$5,284

	Gross	Accumulated	Carrying
March 31, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(789)	1,311
Other	291	(218)	73
	$6,191	$(1,007)	$5,184

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2020	$98
2021	185
2022	133
2023	129
2024	126
Thereafter	713

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2019	2020	2019	2020
Numerator: Basic and Diluted
Net income (loss)	$1,509	$4,068	$(94)	$7,336
Dividends paid and accrued	(2,758)	(2,781)	(5,517)	(5,618)
Undistributed income (loss)	(1,249)	1,287	(5,611)	1,718
Percentage allocated to common shares (a)	100.0%	99.3%	100.0%	99.3%
Undistributed income (loss) allocated to common shares	(1,249)	1,279	(5,611)	1,707
Dividends paid on common shares outstanding	2,738	2,763	5,475	5,581
Net income (loss) available to common shares	1,489	4,042	(136)	7,288
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,448,792	12,473,881	12,439,689	12,466,867
Adjustment for dilutive potential common shares	151,500	30,182	—	30,082
Weighted average shares outstanding - Diluted	12,600,292	12,504,063	12,439,689	12,496,949

Basic net income (loss) per share	$0.12	$0.32	$(0.01)	$0.58
Diluted net income (loss) per share	$0.12	$0.32	$(0.01)	$0.58

Number of stock option shares excluded as their effect would be anti-dilutive	313,028	561,457	313,787	561,457
Number of restricted stock shares excluded as their effect would be anti-dilutive	66,688	—	67,694	—
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	29,050	—	29,050	—
Number of performance share awards excluded as their effect would be anti-dilutive	55,762	—	49,432	—

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,448,792	12,473,881	12,439,689	12,466,867
Unvested participating shares	—	81,652	—	82,468
	12,448,792	12,555,533	12,439,689	12,549,335

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the six months ended March 31, 2020:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	61,838	$34.94
Granted	37,011	$36.67
Forfeited / Canceled	(550)	$34.00
Vested	(16,647)	$40.33
Unvested at March 31, 2020	81,652	$34.62
Expected to vest	81,652	$34.62

Compensation expense related to restricted stock for the three months ended March 31, 2019 and 2020 was $219 and $340, respectively, and for the six months ended March 31, 2019 and 2020 was $272 and $556, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2020 was $1,759, to be recognized over a weighted average period of 1.62 years.  During the first six months of fiscal 2020, the Company repurchased 5,440 shares of stock from employees at an average purchase price of $36.38 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the six months ended March 31, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2019	12,500	$33.98
Granted	7,449	$33.39
Vested and deferred	(12,500)	33.98
Unvested and deferred at March 31, 2020	7,449	$33.39
Vested and deferred at March 31, 2020	29,050	$32.72

Compensation expense related to deferred restricted stock for the three months ended March 31, 2019 and 2020 was $106 and $58, respectively, and for the six months ended March 31, 2019 and 2020 was $229 and $143, respectively. The remaining recognized compensation expense related to deferred restricted stock at March 31, 2020 was $176, to be recognized over a weighted average period of 0.67 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the six months ended March 31, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	38,553	$42.52
Granted	23,880	$44.13
Unvested at March 31, 2020	62,433	$43.14

Compensation expense related to the performance shares for the three months ended March 31, 2019 and 2020 was $204 and $238, respectively, and for the six months ended March 31, 2019 and 2020 was $325 and $414, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2020 was $1,606, to be recognized over a weighted average period of 1.69 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during fiscal year 2020:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 19, 2019	$9.66	2.38%	1.65%	35%	5	years

The stock-based employee compensation expense for stock options for the three months ended March 31, 2019 and 2020 was $178 and $261, respectively, and for the six months ended March 31, 2019 and 2020 was $331 and $518, respectively. The remaining unrecognized compensation expense at March 31, 2020 was $2,100, to be recognized over a weighted average vesting period of 2.00 years.

The following table summarizes the activity under the stock option plans and the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the six months ended March 31, 2020 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2019	482,391		$38.05
Granted	91,466		$37.00
Exercised	(12,400)		$34.00
Outstanding at March 31, 2020	561,457	$—	$37.97	7.57	yrs.
Vested or expected to vest	519,065	$—	$37.90	7.64	yrs.
Exercisable at March 31, 2020	245,517	$—	$42.17	5.51	yrs.

Note 12.  Dividend

In the first and second quarters of fiscal 2020, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 16, 2019 to stockholders of record at the close of business on December 2, 2019 and the second quarter dividend was paid on March 16, 2020 to stockholders of record at the close of business on March 2, 2020.  The dividend cash pay-outs were $2,760 and $2,763 for the first and second quarters of fiscal 2020, respectively, and $77 and $18 of dividends were recorded as deferred in the first and second quarters, respectively.

On April 30, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June  15, 2020 to stockholders of record at the close of business on June 1, 2020.

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

•Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2019 or March  31, 2020.

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

Note 14.  Changes in Accumulated Other Comprehensive Income (Loss) by Component

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) items, including pension, post-retirement and foreign currency translation adjustments, primarily caused by the strengthening or weakening of the U.S. dollar against the British pound sterling, net of tax when applicable.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2018	$(21,166)	$(10,928)	$(11,062)	$(43,156)
Other comprehensive income (loss) before reclassifications	—	—	1,031	1,031
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	363	371	—	734
Tax benefit	(109)	(98)	—	(207)
Net current-period other comprehensive income (loss)	306	273	1,031	1,610
Accumulated other comprehensive income (loss) as of March 31, 2019	$(20,860)	$(10,655)	$(10,031)	$(41,546)

	Three Months Ended March 31, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2019	$(60,942)	$(17,749)	$(9,268)	$(87,959)
Other comprehensive income (loss) before reclassifications	—	—	(3,918)	(3,918)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	1,822	463	—	2,285
Tax benefit	(494)	(123)	—	(617)
Net current-period other comprehensive income (loss)	1,380	340	(3,918)	(2,198)
Accumulated other comprehensive income (loss) as of March 31, 2020	$(59,562)	$(17,409)	$(13,186)	$(90,157)

	Six Months Ended March 31, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	—	—	(140)	(140)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	727	743	—	1,470
Tax benefit	(217)	(197)	—	(414)
Net current-period other comprehensive income (loss)	613	546	(140)	1,019
Accumulated other comprehensive loss as of March 31, 2019	$(20,860)	$(10,655)	$(10,031)	$(41,546)

	Six Months Ended March 31, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	—	—	325	325
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	3,642	925	—	4,567
Tax benefit	(987)	(244)	—	(1,231)
Net current-period other comprehensive income (loss)	2,758	681	325	3,764
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive loss as of March 31, 2020	$(59,562)	$(17,409)	$(13,186)	$(90,157)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets for the components of the Company’s Long-term obligations.

	September 30,	March 31,
	2019	2020
Finance lease obligations	$7,979	$7,896
Environmental post-closure monitoring and maintenance activities	606	606
Long-term disability	251	261
Deferred dividends	40	135
Less amounts due within one year	(267)	(300)
Long-term obligations (less current portion)	$8,609	$8,598

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

The following table sets forth the components of the Company’s lease cost for the three and six months ended March 31, 2020.

	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020
Finance lease cost:
Amortization of right of use asset	$107	$215
Interest on lease liabilities	207	415
Total finance lease cost	$314	$630

Operating lease cost	$375	$730

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	207	415
Operating cash flows from operating leases	375	730
Financing cash flows from finance leases	42	82
Total cash paid for amounts included in measurement of lease liabilities	$624	$1,227

Lease costs associated with short term leases are not material.

The following table sets forth the Company’s right of use assets and lease liabilities as of March 31, 2020.

March 31,
2020
Finance lease assets (included in Property, plant and equipment, net)	6,719
Operating right of use lease assets (included in Other assets)	2,306
Total lease assets	$9,025

Finance lease liabilities
Accrued expenses	182
Long-term obligations (less current portion)	7,714
Total Finance lease liabilities	$7,896
Operating lease liabilities	$2,306

March 31,
2020
Weighted average lease term (Years)
Finance leases	15.6
Operating leases	3.2
Weighted average discount rate
Finance leases	10.33%
Operating leases	5.25%

The following is a table of future minimum lease payments during each fiscal year under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2020.

	Finance	Operating
Future minimum lease payments	Leases	Leases
2020	$498	$683
2021	1,001	839
2022	1,012	426
2023	1,024	293
2024	1,031	281
Thereafter	11,540	71
Total minimum lease payments	16,106	2,593
Less: amount representing interest	(8,210)	(287)
Present value of net minimum lease payments	$7,896	$2,306

The following is a table of future minimum lease payments as of September 30, 2019.

	Finance	Operating
Contractual Obligations as of September 30, 2019	Leases	Leases
2020	$993	$2,542
2021	1,000	1,254
2022	1,013	460
2023	1,024	277
2024	1,032	259
Thereafter	11,623	60
Total minimum lease payments	16,685	4,852
Less: amount representing interest	(8,706)	—
Present value of net minimum lease payments	$7,979	$4,852

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of March 31, 2020, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2019 or March 31, 2020.  Foreign exchange hedging gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Foreign currency transactional gain (loss)	$(93)	$724	$247	$(347)
Foreign exchange forward contract gain (loss)	$198	$(501)	$(299)	$(22)
Net gain (loss) included in selling, general and administrative expense	$105	$223	$(52)	$(369)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2020 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures, dividends and the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events, including our expectations of the impact of the recent COVID-19 pandemic.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A of Part II of this Quarterly Report and Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic, and the continuously evolving responses to combat it, have had an increasingly negative impact on the global economy and our business.  Due to the widespread impact of the COVID-19 pandemic, the Company implemented a temporary shut-down of most of the Company’s production operations beginning the week of March 23, 2020, which impacted the last week of the second quarter.  The shut-down continued into the third quarter with operations resuming in mid-April in certain areas on a voluntary basis.

Due to the current unprecedented market and economic conditions in the U.S. and internationally, the expected impact of the COVID-19 pandemic on the Company’s operations cannot be reasonably estimated.  However, we expect our results from operations and cash flows for the remainder of fiscal 2020 to be adversely impacted by the pandemic.  See Item 1A. Risk Factors in Part II. Other

Information for further information regarding the risks associated with the COVID-19 pandemic.  Also, see Liquidity and Capital Resources below for certain actions taken by the Company in response to the COVID-19 pandemic.

Dividends Paid and Declared

In the first and second quarters of fiscal 2020, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 16, 2019 to stockholders of record at the close of business on December 2, 2018 and the second quarter dividend was paid on March 16, 2020 to stockholders of record at the close of business on March 2, 2020.  The dividend cash pay-outs in each of the first and second quarters were approximately $2.8 million based on the number of shares outstanding and equal to approximately $11.0 million on an annualized basis.

On April 30, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2020 to stockholders of record at the close of business on June 1, 2020.

Capital Spending

During the first six months of fiscal 2020, capital investment was $4.1 million, and total planned capital expenditures for fiscal 2020 are expected to be between $10.0 and $12.0 million.

Volumes, Competition and Pricing

Due to the widespread impact of the COVID-19 pandemic, the Company implemented a temporary shut-down of most of the Company’s production operations beginning the week of March 23, 2020, which impacted the last week of the second quarter.  The shut-down continued into the third quarter with operations resuming in mid-April in certain areas on a voluntary basis.  Volume shipped in the second quarter of fiscal 2020 was 4.3 million pounds, which was 0.1 million pounds higher sequentially than the first quarter of fiscal 2020, which was impacted by seasonality, and 0.9 million pounds, or 16.2%, lower than last year’s second quarter.

Volume shipped into the aerospace market in the second quarter of fiscal 2020 was slightly lower sequentially compared to the first quarter of fiscal 2020 and 0.6 million pounds lower than last year’s second quarter.  Volumes going forward in aerospace are expected to significantly decline due to both Boeing’s continuing issues with the 737 MAX and the demand reductions stemming from the COVID-19 pandemic. The pandemic has had effects across the aerospace industry with announced industry-wide shutdowns and reduced production levels.

Volume shipped into the chemical processing market in the second quarter of fiscal 2020 was lower sequentially by 0.1 million pounds compared to the first quarter of fiscal 2020 and lower than the second quarter of fiscal year 2019 by 0.3 million pounds, driven by lower base-business volumes, which the Company attributes to global economic uncertainty resulting from COVID-19, continued trade tariffs and the chemical industry’s reaction to the significant drop in the market price of oil.

Volume shipped in the second quarter of fiscal 2020 into the industrial gas turbine market was 0.2 million pounds higher sequentially compared to the first quarter of fiscal 2020 and 0.2 million pounds higher than last year’s second quarter.  This was attributable to an easing of the inventory destocking in this market along with the initial impact of the Company’s share gain initiative.

Volume shipped into the other markets category in the second quarter of fiscal 2020 was higher sequentially by 0.1 million pounds compared to the first quarter of fiscal 2020 and lower by 0.2 million pounds compared to last year’s second quarter, the latter fluctuation driven by a reduction in flue gas desulfurization shipments.

The product average selling price per pound in the second quarter of fiscal 2020 was $24.15, which is higher sequentially compared to the first quarter of fiscal 2020 and higher than last year’s second quarter.  The increase is primarily driven by favorable product mix and the impact of price increases.  The Company continues to emphasize price increases in our high-value differentiated products.

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

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2019 and 2020
		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2018	2019	2019	2019	2019	2020
Net Revenues	$107,069	$127,474	$126,032	$129,640	$108,453	$111,563
Gross Profit Margin	$11,335	$14,683	$18,175	$21,310	$18,743	$19,296
Gross Profit Margin %	10.6%	11.5%	14.4%	16.4%	17.3%	17.3%

The temporary shut-down of most of the Company’s production operations beginning the week of March 23, 2020 impacted the last week of the second quarter.  Margins in January and February averaged over 18% with a drop in margins in March.  Unfavorable fixed cost absorption compressed March margins due to the shutdown and lower volumes.  Overall for the second quarter, gross profit margin percentage was 17.3%, even with gross profit margin percentage for the first quarter of fiscal 2020.    Gross margin exceeded gross margin in last year’s second quarter by $4.6 million, or 580 basis points in spite of lower revenue of $15.9 million.  The Company’s continued initiatives to improve pricing, improve yields and reduce costs have lowered its volume breakeven point and have been favorable for gross margins.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2019	2019	2019	2019	2020
Backlog(1)
Dollars (in thousands)	$237,802	$253,003	$254,947	$235,204	$237,620	$204,709
Pounds (in thousands)	8,392	8,855	9,072	8,064	8,231	6,930
Average selling price per pound	$28.34	$28.57	$28.10	$29.17	$28.87	$29.54
Average nickel price per pound
London Metals Exchange(2)	$4.92	$5.93	$5.43	$8.02	$6.26	$5.39

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

The Company has experienced lower order entry levels attributable to the grounding of the Boeing 737 MAX and the uncertainty from the global COVID-19 pandemic and its unprecedented impact on the economy, significant supply chain inventory reductions, continued trade tariffs and the significant drop in the oil prices.  Backlog was $204.7 million at March 31, 2020, a decrease of $32.9 million, or 13.9%, from $237.6 million at December 31, 2019.  Backlog pounds at March 31, 2020 decreased sequentially during the second quarter of fiscal 2020 by 15.8% as compared to December 31, 2019.  The average selling price of products in the Company’s backlog increased to $29.54 per pound at March 31, 2020 from $28.87 per pound at December 31, 2019, reflecting a favorable change in product mix.  Visibility with respect to the remainder of fiscal 2020 and beyond, is limited due to the uncertainty surrounding the ultimate impact of COVID-19 and the mitigation measures that are being pursued by governmental authorities.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2019	2019	2019	2019	2020
Net revenues (in thousands)
Aerospace	$54,607	$68,858	$66,321	$68,318	$58,843	$59,172
Chemical processing	18,920	21,761	21,197	27,773	16,712	15,832
Industrial gas turbines	14,083	13,685	15,870	15,792	13,763	16,701
Other markets	14,285	16,958	15,666	11,037	11,875	12,762
Total product revenue	101,895	121,262	119,054	122,920	101,193	104,467
Other revenue	5,174	6,212	6,978	6,720	7,260	7,096
Net revenues	$107,069	$127,474	$126,032	$129,640	$108,453	$111,563

Shipments by markets (in thousands of pounds)
Aerospace	2,112	2,857	2,579	2,731	2,303	2,261
Chemical processing	898	971	1,126	1,315	788	689
Industrial gas turbines	811	757	893	946	825	990
Other markets	509	580	523	432	306	386
Total shipments	4,330	5,165	5,121	5,424	4,222	4,326

Average selling price per pound
Aerospace	$25.86	$24.10	$25.72	$25.02	$25.55	$26.17
Chemical processing	21.07	22.41	18.83	21.12	21.21	22.98
Industrial gas turbines	17.36	18.08	17.77	16.69	16.68	16.87
Other markets	28.06	29.24	29.95	25.55	38.81	33.06
Total product (product only; excluding other revenue)	23.53	23.48	23.25	22.66	23.97	24.15
Total average selling price (including other revenue)	$24.73	$24.68	$24.61	$23.90	$25.69	$25.79

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,				Change
	2019		2020		Amount	%
Net revenues	$127,474	100.0%	$111,563	100.0%	$(15,911)	(12.5)%
Cost of sales	112,791	88.5%	92,267	82.7%	(20,524)	(18.2)%
Gross profit	14,683	11.5%	19,296	17.3%	4,613	31.4%
Selling, general and administrative expense	10,663	8.4%	10,785	9.7%	122	1.1%
Research and technical expense	859	0.7%	1,028	0.9%	169	19.7%
Operating income (loss)	3,161	2.5%	7,483	6.7%	4,322	136.7%
Nonoperating retirement benefit expense	856	0.7%	1,700	1.5%	844	98.6%
Interest income	(18)	(0.0)%	(10)	(0.0)%	8	(44.4)%
Interest expense	284	0.2%	296	0.3%	12	4.2%
Income (loss) before income taxes	2,039	1.6%	5,497	4.9%	3,458	169.6%
Provision for (benefit from) income taxes	530	0.4%	1,429	1.3%	899	169.6%
Net income (loss)	$1,509	1.2%	$4,068	3.6%	$2,559	169.6%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	March 31,		Change
By market	2019	2020	Amount	%
Net revenues (dollars in thousands)
Aerospace	$68,858	$59,172	$(9,686)	(14.1)%
Chemical processing	21,761	15,832	(5,929)	(27.2)%
Industrial gas turbine	13,685	16,701	3,016	22.0%
Other markets	16,958	12,762	(4,196)	(24.7)%
Total product revenue	121,262	104,467	(16,795)	(13.9)%
Other revenue	6,212	7,096	884	14.2%
Net revenues	$127,474	$111,563	$(15,911)	(12.5)%
Pounds by market (in thousands)
Aerospace	2,857	2,261	(596)	(20.9)%
Chemical processing	971	689	(282)	(29.0)%
Industrial gas turbine	757	990	233	30.8%
Other markets	580	386	(194)	(33.4)%
Total shipments	5,165	4,326	(839)	(16.2)%
Average selling price per pound
Aerospace	$24.10	$26.17	$2.07	8.6%
Chemical processing	22.41	22.98	0.57	2.5%
Industrial gas turbine	18.08	16.87	(1.21)	(6.7)%
Other markets	29.24	33.06	3.82	13.1%
Total product (excluding other revenue)	23.48	24.15	0.67	2.9%
Total average selling price (including other revenue)	$24.68	$25.79	$1.11	4.5%

Net Revenues.  Net revenues were $111.6 million in the second quarter of fiscal 2020, a decrease of 12.5% from $127.5 million in the same period of fiscal 2019.   Volume was 4.3 million pounds in the second quarter of fiscal 2020, a decrease of 16.2% from 5.2 million pounds in the same period of fiscal 2019.  The decrease in volume is primarily attributable to COVID-19 and impacts on the aerospace supply chain due to the 737 MAX.  The product average selling price was $24.15 per pound in the second quarter of fiscal 2020, an increase of 2.9% from $23.48 per pound in the same period of fiscal 2019.  The increase in average selling price per pound largely reflects improved pricing combined with a higher value product mix most notably in aerospace and other markets as compared to the same period of last year, both of which increased average selling price per pound by approximately $0.79.  These increases were partially offset by lower market prices of raw materials which decreased average selling price per pound by approximately $0.12.

Sales to the aerospace market were $59.2 million in the second quarter of fiscal 2020, a decrease of 14.1% from $68.9 million in the same period of fiscal 2019, due to a 20.9% decrease in volume, partially offset by an 8.6% increase in average selling price per pound.  Demand in the aerospace market declined due to issues in the supply chain due to the 737 MAX and COVID-19.  The increase in average selling price per pound largely reflects a higher value product mix, combined with pricing increases taken over the past year, which increased average selling price per pound by approximately $2.17, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $0.10 per pound.

Sales to the chemical processing market were $15.8 million in the second quarter of fiscal 2020, a decrease of 27.2% from $21.8 million in the same period of fiscal 2019, due to a 29.0% decrease in volume, partially offset by a 2.5% increase in average selling price per pound. Volume was lower primarily due to decreased demand caused by COVID-19. This was partially offset by increased special project shipments.  The increase in average selling price per pound reflects higher pricing, which increased average selling price per pound by approximately $0.77, partially offset by a lower value product mix and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.20.

Sales to the industrial gas turbine market were $16.7 million in the second quarter of fiscal 2020, an increase of 22.0% from $13.7 million for the same period of fiscal 2019, due to an increase in volume of 30.8%, partially offset by a decrease in average selling price per pound of 6.7%.  The increase in volume is primarily attributable an easing of inventory destocking in the industry, the initial impact of our share gain initiative and a slight improvement in demand for large-frame turbines, while small/medium frame engine builds have slowed down.   The decrease in average selling price per pound reflects a lower value product mix, which decreased average selling price per pound by approximately $1.12, combined with lower market prices of raw materials, which decreased average selling price per pound by approximately $0.09.

Sales to other markets were $12.8 million in the second quarter of fiscal 2020, a decrease of 24.7% from $17.0 million in the same period of fiscal 2019, due to a decrease in volume of 33.4%, partially offset by a 13.1% increase in average selling price per pound.  The decrease in volume was primarily due to decreases in sales to the flue-gas desulfurization market. The average selling price per pound increase reflects a higher-value product mix, which increased average selling price per pound by approximately $4.38, partially offset by increased pricing competition and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.56.

Other Revenue.  Other revenue was $7.1 million in the second quarter of fiscal 2020, an increase of 14.2% from $6.2 million in the same period of fiscal 2019. The increase was due primarily to increased toll conversion.

Cost of Sales. Cost of sales was $92.3 million, or 82.7% of net revenues, in the second quarter of fiscal 2020 compared to $112.8 million, or 88.5% of net revenues, in the same period of fiscal 2019. The decrease was primarily due to lower volumes, combined with the Company’s cost reduction initiatives and lower raw material prices.

Gross Profit.  As a result of the above factors, gross profit was $19.3 million for the second quarter of fiscal 2020, an increase of $4.6 million from the same period of fiscal 2019. Gross margin as a percentage of net revenue increased to 17.3% in the second quarter of fiscal 2020 as compared to 11.5% in the same period of fiscal 2019, primarily attributable to improved pricing, higher value product mix and cost savings initiatives.  Margins increased despite challenges from plant shutdowns in March for safety measures to reduce the risk of spread of COVID-19.

Selling, General and Administrative Expense.    Selling, general and administrative expense was $10.8 million for the second quarter of fiscal 2020.  Selling, general and administrative expense as a percentage of net revenues increased to 9.7% for the second quarter of fiscal 2020 compared to 8.4% for the same period of fiscal 2019.

Research and Technical Expense.  Research and technical expense was $1.0 million, or 0.9% of net revenue, for the second quarter of fiscal 2020, compared to $0.9 million, or 0.7% of net revenue, in the same period of fiscal 2019.  The increase was primarily due to increased employment levels because of our ongoing investment in this core competency.

Operating Income/(Loss).  As a result of the above factors, operating income in the second quarter of fiscal 2020 was $7.5 million compared to operating income of $3.2 million in the same period of fiscal 2019.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $1.7 million in the second quarter of fiscal 2020 compared to $0.9 million in the same period of fiscal 2019.  The increase in expense was primarily driven by lower discount rates in the September 30, 2019 valuation which resulted in higher retirement liabilities and ultimately higher expense for the second quarter of fiscal 2020.

Income Taxes.    Income tax expense was $1.4 million in the second quarter of fiscal 2020, a difference of $0.9 million from expense of $0.5 million in the second quarter of fiscal 2019, driven by higher income before income taxes.

Net Income/(Loss).  As a result of the above factors, net income in the second quarter of fiscal 2020 was $4.1 million, compared to $1.5 million in the same period of fiscal 2019.

Results of Operations for the Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

	Six Months Ended March 31,				Change
($ in thousands)	2019		2020		Amount	%
Net revenues	$234,543	100.0%	$220,016	100.0%	$(14,527)	(6.2)%
Cost of sales	208,525	88.9%	181,977	82.7%	(26,548)	(12.7)%
Gross profit	26,018	11.1%	38,039	17.3%	12,021	46.2%
Selling, general and administrative expense	21,791	9.3%	22,292	10.1%	501	2.3%
Research and technical expense	1,693	0.7%	1,910	0.9%	217	12.8%
Operating income (loss)	2,534	1.1%	13,837	6.3%	11,303	446.1%
Nonoperating retirement benefit expense	1,712	0.7%	3,400	1.5%	1,688	98.6%
Interest income	(38)	(0.0)%	(24)	(0.0)%	14	(36.8)%
Interest expense	525	0.2%	547	0.2%	22	4.2%
Income (loss) before income taxes	335	0.1%	9,914	4.5%	9,579	2,859.4%
Provision for (benefit from) income taxes	429	0.2%	2,578	1.2%	2,149	500.9%
Net income (loss)	$(94)	(0.0)%	$7,336	3.3%	$7,430	(7,904.3)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2019	2020	Amount	%
Net revenues (dollars in thousands)
Aerospace	$123,465	$118,015	$(5,450)	(4.4)%
Chemical processing	40,681	32,544	(8,137)	(20.0)%
Industrial gas turbine	27,768	30,464	2,696	9.7%
Other markets	31,243	24,637	(6,606)	(21.1)%
Total product revenue	223,157	205,660	(17,497)	(7.8)%
Other revenue	11,386	14,356	2,970	26.1%
Net revenues	$234,543	$220,016	$(14,527)	(6.2)%
Pounds by market (in thousands)
Aerospace	4,969	4,564	(405)	(8.2)%
Chemical processing	1,869	1,477	(392)	(21.0)%
Industrial gas turbine	1,568	1,815	247	15.8%
Other markets	1,089	692	(397)	(36.5)%
Total shipments	9,495	8,548	(947)	(10.0)%
Average selling price per pound
Aerospace	$24.85	$25.86	$1.01	4.1%
Chemical processing	21.77	22.03	0.26	1.2%
Industrial gas turbine	17.71	16.78	(0.93)	(5.3)%
Other markets	28.69	35.60	6.91	24.1%
Total product (excluding other revenue)	23.50	24.06	0.56	2.4%
Total average selling price (including other revenue)	$24.70	$25.74	$1.04	4.2%

Net Revenues.   Net revenues were $220.0 million in the first six months of fiscal 2020, a decrease of 6.2% from $234.5 million in the same period of fiscal 2019.   Volume was 8.5 million pounds in the first six months of fiscal 2020, a decrease of 10.0% from 9.5 million pounds in the same period of fiscal 2019.  The decrease in volume was primarily caused by COVID-19 and issues in the aerospace supply chain due to the 737 MAX, partially offset by increased volumes in the industrial gas turbine market.  The product average selling price was $24.06 per pound in the first six months of fiscal 2020, an increase of 2.4% from $23.50 per pound in the same period of fiscal 2019.  The average selling price increased as a result of improved pricing and a higher value mix as compared to the same period of fiscal 2019, in the amount of approximately $0.65 per pound, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.09.

Sales to the aerospace market were $118.0 million in the first six months of fiscal 2020, a decrease of 4.4% from $123.5 million in the same period of fiscal 2019, due to an 8.2%, or 0.4 million pound, decrease in volume, partially offset by a 4.1%, or $1.01, increase in average selling price per pound.  The decrease in volume is due to COVID-19 and the reduced demand in the supply chain for the

Boeing 737 MAX.  The average selling price per pound increase reflects a higher value product mix and improved pricing, which increased average selling price per pound by approximately $1.03, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.02.

Sales to the chemical processing market were $32.5 million in the first six months of fiscal 2020, a decrease of 20.0% from $40.7 million in the same period of fiscal 2019, due to a 21.0% decrease in volume, partially offset by a 1.2%, or $0.26, increase in average selling price per pound.  Base-business volumes decreased in the first six months of fiscal 2020 from the same period of fiscal 2019, primarily due to COVID-19.   However, partially offsetting base-business decline was an increase in specialty application project revenue in the first six months of fiscal 2020 compared to the same period last year.   The average selling price per pound reflects improved pricing and an increase in raw material market prices, which increased average selling price per pound by approximately $0.53, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.27.

Sales to the industrial gas turbine market were $30.5 million in the first six months of fiscal 2020, an increase of 9.7% from $27.8 million for the same period of fiscal 2019, due to an increase in volume of 15.8%, partially offset by a decrease in average selling price per pound of 5.3%, or $0.93.  The increase in volume is primarily attributable an easing of inventory destocking in the industry, the initial impact of our share gain initiative and a slight improvement in demand for large-frame turbines, while small/medium frame engine builds have slowed down. The decrease in average selling price per pound primarily reflects declined pricing due to competition and other factors combined with lower market prices for raw materials, which decreased average selling price per pound by approximately $1.12, partially offset by a higher-value product mix, which increased the average selling price per pound by approximately $0.19.

Sales to other markets were $24.6 million in the first six months of fiscal 2020, a decrease of 21.1% from $31.2 million in the same period of fiscal 2019, due to a 36.5% decrease in volume, partially offset by a 24.1% increase in average selling price per pound.  The decrease in volume was primarily due to a decline in sales to the flue-gas desulfurization market. The increase in average selling price reflects a higher-value product mix, which increased average selling price per pound by approximately $7.99, partially offset by lower raw material market prices and increased competition and other factors, which decreased average selling price per pound by approximately $1.08.

Other Revenue.   Other revenue was $14.4 million in the first six months of fiscal 2020, an increase of 26.1% from $11.4 million in the same period of fiscal 2019. The increase was due primarily to increased toll conversion.

Cost of Sales.  Cost of sales was $182.0 million, or 82.7% of net revenues, in the first six months of fiscal 2020 compared to $208.5 million, or 88.9% of net revenues, in the same period of fiscal 2019.  This decrease was primarily due to lower volumes sold combined with continued traction in the Company’s cost reduction initiatives and lower raw material prices.

Gross Profit.   As a result of the above factors, gross profit was $38.0 million for the first six months of fiscal 2020, an increase of $12.0 million from the same period of fiscal 2019. Gross profit as a percentage of net revenue increased to 17.3% in the first six months of fiscal 2020 as compared to 11.1% in the same period of fiscal 2019.  The improvement in gross profit was primarily attributable to improved pricing and cost saving initiatives.  Fiscal 2019 was impacted by the temporary inefficiencies caused by the delayed start-up of cold-finish operations after the planned equipment upgrade in the first three months of fiscal 2019.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $22.3 million for the first six months of fiscal 2020, an increase of $0.5 million from the same period of fiscal 2019.  This increase is primarily attributable to higher expense due to foreign exchange losses.  Selling, general and administrative expense as a percentage of net revenues increased to 10.1% for the first six months of fiscal 2020 compared to 9.3% for the same period of fiscal 2019.

Research and Technical Expense.  Research and technical expense was $1.9 million, or 0.9% of net revenue, for the first six months of fiscal 2020, compared to $1.7 million, or 0.7% of net revenue, in the same period of fiscal 2019.  The increase was primarily due to higher salary expenses.

Operating Income/(Loss).  As a result of the above factors, operating income in the first six months of fiscal 2020 was $13.8 million compared to an operating income of $2.5 million in the same period of fiscal 2019.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $3.4 million in the first six months of fiscal 2020 compared to $1.7 million in the same period of fiscal 2019.  The increase in expense was primarily driven by lower discount rates in the September 30, 2019 valuation which resulted in higher retirement liabilities and ultimately higher expense for the first six months of fiscal 2020.

Income Taxes.  Income tax expense was $2.6 million in the first six months of fiscal 2020, an increase of $2.1 million from expense of $0.4 million in the same period of fiscal 2019.  The effective tax rate (ETR) in the first six months of fiscal 2020 of 26.0% was lower than the ETR during the same period of fiscal 2019 due to the prior year forfeiture of stock options which had an adverse impact of $0.3 million during the first six months of fiscal 2019.

Net Income/(Loss).  As a result of the above factors, net income for the first six months of fiscal 2020 was $7.3 million, a difference of $7.4 million from a net loss of $(0.1) million in the same period of fiscal 2019.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $300.2 million at March 31, 2020, an increase of $17.7 million, or 6.3%, from $282.5 million at September 30, 2019. This increase resulted primarily from inventory increasing $21.5 million and accounts payable and accrued expenses decreasing by $7.2 million, partially offset by accounts receivable decreasing by $11.0 million during the first six months of fiscal 2020.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $52.4 million at March 31, 2020, inclusive of $8.1 million that was held by foreign subsidiaries in various currencies, compared to $31.0 million at September 30, 2019.  Additionally, the Company has borrowings against its line of credit outstanding of $30.0 million as of March 31, 2020 compared to zero borrowed as of September 30, 2019.

Net cash provided by operating activities in the first six months of fiscal 2020 was $0.8 million compared to net cash provided by operating activities of $12.1 million in the first six months of fiscal 2019, a decrease of $11.3 million.  Cash flow from operating activities in the first six months of fiscal 2020 was adversely impacted by higher tax payments as compared to the same period of fiscal 2019, an increase in inventory as compared to a decrease in the same period of fiscal 2019 and a decrease in accounts payable and accrued expenses as compared to an increase in the same period of fiscal 2019.  These impacts were partially offset by higher net income in the first six months of fiscal 2020 as compared to the same period of fiscal 2019 and a decrease in accounts receivable in the first six months of fiscal 2020 as compared to an increase in the same period of fiscal 2019.

Net cash used in investing activities was $4.1 million in the first six months of fiscal 2020 which was lower than cash used in investing activities during the same period of fiscal 2019 due to lower additions to property, plant and equipment.

Net cash provided by financing activities was $24.6 million in the first six months of fiscal 2020, primarily driven by the borrowing of $30.0 million against the revolving line of credit.  This source of cash was partially offset by cash used in financing activities of $(5.4) million primarily attributable to dividends paid, which amount was comparable to the same period of fiscal 2019.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2020 are expected to consist primarily of cash generated from operations, cash on hand and, if needed, additional borrowings under the U.S. revolving credit facility. At March 31, 2020, the Company had cash of $52.4 million and an outstanding balance of $30 million under its $120.0 million U.S. revolving credit facility with access to an additional $90.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, regular quarterly dividends and working capital requirements over the next twelve months.

During the second quarter of fiscal 2020 the Company undertook measures to further secure its liquidity position and to provide financial flexibility given uncertain market conditions as a result of the COVID-19 outbreak, including drawing $30.0 million available under the line of credit.  In addition, the Company temporarily reduced the base salaries of the President and Chief Executive Officer, the Vice-Presidents and other members of the executive team by 10%, and the members of the Board of Directors also temporarily reduced their total cash compensation by 10%.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus 0.00% to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 1.5% to 2.0% per annum (depending on the amount borrowed).  The Company is currently borrowing in the lowest point in the range.  As of March 31, 2020, the U.S. revolving credit facility had a balance of $30.0 million.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of March 31, 2020, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 8 in the Notes to Condensed Consolidated Financial Statements in this report). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

•Funding operations;

•Capital spending;

•Dividends to stockholders; and

•Pension and postretirement plan contributions.

Capital investment in the first six months of fiscal 2020 was $4.1 million, and the forecast for capital spending in fiscal 2020 is between $10.0 and $12.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2020:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Credit facility fees(1)	$30,526	$30,436	$90	$—	$—
Operating lease obligations	3,954	2,097	1,310	547	—
Finance lease obligations	16,190	998	2,024	2,063	11,105
Raw material contracts (primarily nickel)	16,767	16,767	—	—	—
Capital projects and other commitments	2,902	2,902	—	—	—
Pension plan(2)	98,523	6,000	12,000	9,000	71,523
Non-qualified pension plans	671	95	190	190	196
Other postretirement benefits(3)	47,234	4,155	9,281	9,859	23,939
Environmental post-closure monitoring	606	97	144	151	214
Total	$217,373	$63,547	$25,039	$21,810	$106,977

(1)As of March 31, 2020, the revolver balance was $30,000 with interest due along with unused line fees and quarterly management fees.

(2)The Company has a funding obligation to contribute $98,523 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2020 However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended March 31, 2020 included herein, there have been no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March  31, 2020, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March  31, 2020.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1a. Risk Factors

In addition to the risk factors previously disclosed in Part I Item IA of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we are exposed to certain additional risks and uncertainties which could have a material adverse impact on our business, financial condition and operating results as a result of the recent outbreak of COVID-19.

The risks described herein and in our Annual Report on Form 10-K are not the only risks we face.  New risk factors or risks that we currently deem immaterial emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.

Our results of operations, financial condition, cash flows have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The outbreak of COVID-19 and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. The aerospace market, our largest market, has been particularly hit hard by the addition of COVID-19 issues to the pre-existing issues with the Boeing 737MAX, and we cannot determine what further effect that exacerbating factor will have on the aerospace market.  Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. Our indebtedness may increase due to our need to increase borrowing to fund operations during a period of reduced revenue.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K.

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2**	Amended and Restated By-Laws of Haynes International, Inc., as amended through February 28, 2018.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
10.1	Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the for 8-K filed by the Company on February 27, 2020).
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
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
Date: April 30, 2020

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: April 30, 2020