Form 10-Q
period 2020-06-30
HAYNES INTERNATIONAL INC
filed 2020-07-31
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 30, 2020, the registrant had 12,556,921 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$31,038	$65,466
Accounts receivable, less allowance for doubtful accounts of $441 and $602 at September 30, 2019 and June 30, 2020, respectively	76,979	52,285
Inventories	258,802	263,885
Income taxes receivable	1,757	5,071
Other current assets	3,297	3,816
Total current assets	371,873	390,523
Property, plant and equipment, net	169,966	162,634
Deferred income taxes	34,132	31,669
Other assets	7,756	9,263
Goodwill	4,789	4,789
Other intangible assets, net	5,284	5,134
Total assets	$593,800	$604,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,497	$19,986
Accrued expenses	18,833	17,710
Income taxes payable	—	279
Accrued pension and postretirement benefits	4,250	4,250
Revolving credit facilities	—	30,000
Deferred revenue—current portion	2,500	2,500
Total current liabilities	60,080	74,725
Long-term obligations (less current portion) (Note 15)	8,609	8,573
Deferred revenue (less current portion)	15,329	13,454
Deferred income taxes	2,016	2,052
Operating lease liabilities	—	1,984
Accrued pension benefits (less current portion)	101,812	96,879
Accrued postretirement benefits (less current portion)	109,679	111,221
Total liabilities	297,525	308,888
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,566,969 and 12,615,830 shares issued and 12,513,500 and 12,556,921 shares outstanding at September 30, 2019 and June 30, 2020, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	253,843	256,754
Accumulated earnings	125,296	129,408
Treasury stock, 53,469 shares at September 30, 2019 and 58,909 shares at June 30, 2020	(2,239)	(2,437)
Accumulated other comprehensive loss	(80,638)	(88,614)
Total stockholders’ equity	296,275	295,124
Total liabilities and stockholders’ equity	$593,800	$604,012

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Net revenues	$126,032	$80,576	$360,575	$300,592
Cost of sales	107,857	77,937	316,382	259,914
Gross profit	18,175	2,639	44,193	40,678
Selling, general and administrative expense	10,985	9,824	32,776	32,116
Research and technical expense	830	867	2,523	2,777
Operating income (loss)	6,360	(8,052)	8,894	5,785
Nonoperating retirement benefit expense	856	1,700	2,568	5,100
Interest income	(15)	(11)	(53)	(35)
Interest expense	231	417	756	964
Income before income taxes	5,288	(10,158)	5,623	(244)
Provision for income taxes	1,486	(2,061)	1,915	517
Net income (loss)	$3,802	$(8,097)	$3,708	$(761)
Net income (loss) per share:
Basic	$0.30	$(0.65)	$0.29	$(0.06)
Diluted	$0.30	$(0.65)	$0.29	$(0.06)
Weighted Average Common Shares Outstanding
Basic	12,450	12,475	12,443	12,470
Diluted	12,592	12,475	12,591	12,470

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Net income (loss)	$3,802	$(8,097)	$3,708	$(761)
Other comprehensive income (loss), net of tax:
Pension and postretirement	580	1,719	1,739	5,158
Foreign currency translation adjustment	(1,803)	(176)	(1,943)	149
Other comprehensive income (loss)	(1,223)	1,543	(204)	5,307
Comprehensive income	$2,579	$(6,554)	$3,504	$4,546

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2019	12,515,480	$13	252,425	$120,977	$(2,177)	$(41,546)	$329,692
Net income (loss)				3,802			3,802
Dividends paid and accrued ($0.22 per share)				(2,760)			(2,760)
Other comprehensive income (loss)						(1,223)	(1,223)
Purchase of treasury stock	(2,130)				(62)		(62)
Stock compensation			691				691
Balance June 30, 2019	12,513,350	$13	$253,116	$122,019	$(2,239)	$(42,769)	$330,140

	Three Months Ended June 30, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2020	12,556,921	$13	$255,896	$140,297	$(2,437)	$(90,157)	$303,612
Net income (loss)				(8,097)			(8,097)
Dividends paid and accrued ($0.22 per share)				(2,792)			(2,792)
Other comprehensive income (loss)						1,543	1,543
Issue restricted stock (less forfeitures)							—
Stock compensation			858				858
Balance June 30, 2020	12,556,921	$13	$256,754	$129,408	$(2,437)	$(88,614)	$295,124

	Nine Months Ended June 30, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				3,708			3,708
Dividends paid and accrued ($0.66 per share)				(8,277)			(8,277)
Other comprehensive income (loss)						(204)	(204)
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	8,144						—
Purchase of treasury stock	(11,356)				(370)		(370)
Stock compensation			1,848				1,848
Balance June 30, 2019	12,513,350	$13	$253,116	$122,019	$(2,239)	$(42,769)	$330,140

	Nine Months Ended June 30, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				(761)			(761)
Dividends paid and accrued ($0.66 per share)				(8,410)			(8,410)
Other comprehensive income (loss)						5,307	5,307
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	36,461						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			2,489				2,489
Balance June 30, 2020	12,556,921	$13	$256,754	$129,408	$(2,437)	$(88,614)	$295,124

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$3,708	$(761)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,090	14,588
Amortization	205	150
Pension and post-retirement expense - U.S. and U.K.	6,733	10,342
Change in long-term obligations	—	(21)
Stock compensation expense	1,848	2,489
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	1,036	633
Loss on disposition of property	13	—
Change in assets and liabilities:
Accounts receivable	(5,044)	24,815
Inventories	2,470	(4,956)
Other assets	(409)	(20)
Accounts payable and accrued expenses	6,049	(15,929)
Income taxes	4,902	(3,041)
Accrued pension and postretirement benefits	(5,457)	(6,733)
Net cash provided by (used in) operating activities	28,269	19,681
Cash flows from investing activities:
Additions to property, plant and equipment	(7,316)	(7,142)
Net cash provided by (used in) investing activities	(7,316)	(7,142)
Cash flows from financing activities:
Revolving credit facility borrowings	16,600	30,000
Revolving credit facility repayments	(16,600)	—
Dividends paid	(8,258)	(8,285)
Proceeds from exercise of stock options	215	422
Payment for purchase of treasury stock	(370)	(198)
Payments on long-term obligation	(106)	(140)
Net cash provided by (used in) financing activities	(8,519)	21,799
Effect of exchange rates on cash	(191)	90
Increase (decrease) in cash and cash equivalents:	12,243	34,428
Cash, cash equivalents and restricted cash:
Beginning of period	9,802	31,038
End of period	$22,045	$65,466
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$712	$865
Income taxes paid (refunded), net	$(4,028)	$2,912
Capital expenditures incurred, but not yet paid	$418	$531
Dividends declared but not yet paid	$19	$124

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2020 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy and our business.  Due to the widespread impact of the COVID-19 pandemic, the Company implemented a temporary shut-down of most of the Company’s production operations beginning the week of March 23, 2020, which impacted the last week of the second quarter.  The shut-down continued into the third quarter with operations resuming in mid-April in certain areas on a voluntary basis.  As a result of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting form COVID-19, it is difficult to predict the overall impact of COVID-19 on the Company's business and financial results.    The Company believes that cash on hand, net cash provided by operations, and the entry into new financing arrangements prior to maturity of the current agreement in July 2021 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2019 and June 30, 2020, accounts receivable with customers were $77,420 and $52,887, respectively. Allowance for doubtful accounts as of September 30, 2019 and June 30, 2020 were $441 and $602, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2019 and June 30, 2020, no contract liabilities have been recorded except for $17,829 and $15,954, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and nine months ended June 30, 2019 and 2020.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net revenues (dollars in thousands)
Aerospace	$66,321	$40,375	$189,786	$158,390
Chemical processing	21,197	12,143	61,878	44,687
Industrial gas turbine	15,870	13,673	43,638	44,137
Other markets	15,666	11,203	46,909	35,840
Total product revenue	119,054	77,394	342,211	283,054
Other revenue	6,978	3,182	18,364	17,538
Net revenues	$126,032	$80,576	$360,575	$300,592

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2019	2020
Raw Materials	$17,935	$23,008
Work-in-process	138,859	125,178
Finished Goods	100,590	114,194
Other	1,418	1,505
	$258,802	$263,885

Note 5.  Income Taxes

Income tax expense for the three and six months ended June 30, 2019 and 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended June 30, 2020 was 20.3% on $(10,158) of loss before income taxes compared to 28.1% on income before income taxes of $5,288 for the three months ended June 30, 2019.  Income tax expense in the three months ended June 30, 2020 was unfavorably impacted by a valuation allowance in the amount of $980 on deferred tax assets related to tax credits that are not expected to be realized before expiration.  The effective tax rate for the nine months ended June 30, 2020 was 211.9% on $(244) of loss before income taxes compared to 34.1% on income before income taxes of $5,623 for the nine months ended June 30, 2019.  Income tax expense in the first nine months of fiscal 2019 was unfavorably impacted by the forfeiture of unexercised stock options, which resulted in approximately $300 of additional tax expense.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law.  The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (OIP) and business interest in IRC Sections 172(a) and 163(j), respectively.  The effects of the new legislation are recognized upon enactment, which (for U.S. federal legislation) is the date the President signs a bill into law.  There was not significant impact to income tax expense for the three and nine months ended June 30, 2020 relating to the CARES Act.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2019 and 2020 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2019	2020	2019	2020	2019	2020	2019	2020
Service cost	$1,309	$1,386	$79	$354	$3,929	$4,159	$237	$1,062
Interest cost	2,567	2,148	1,088	874	7,700	6,444	3,264	2,620
Expected return	(3,561)	(3,639)	—	—	(10,708)	(10,907)	—	—
Amortizations	402	1,860	372	462	1,205	5,578	1,116	1,386
Net periodic benefit cost	$717	$1,755	$1,539	$1,690	$2,126	$5,274	$4,617	$5,068

The Company contributed $4,500 to Company-sponsored U.S. pension plans, $2,141 to its other post-retirement benefit plans and $491 to the U.K. pension plan for the nine months ended June 30, 2020. The Company expects to make contributions of $1,500 to its U.S. pension plan, $2,013 to its other post-retirement benefit plan and $0 to the U.K. pension plan for the remainder of fiscal 2020.

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

Environmental

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post-closure environmental monitoring and care for certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

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

As of September 30, 2019 and June 30, 2020, the Company has accrued $606 for post-closure monitoring and maintenance activities, of which $508 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at June 30, 2020.

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

Note 8.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (TIMET) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-

rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25,000 and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the consolidated balance sheet.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of June 30, 2020.

During the first nine months of fiscal 2020, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $50 and $50 for the three-month periods ended June 30, 2019 and 2020, respectively and $205 and $150 for the nine-month periods ended June 30, 2019 and 2020, respectively.  The following represents a summary of intangible assets at September 30, 2019 and June 30, 2020.

	Gross	Accumulated	Carrying
September 30, 2019	Amount	Amortization	Amount
Trademarks	3,800	—	3,800
Customer relationships	2,100	(718)	1,382
Other	291	(189)	102
	$6,191	$(907)	$5,284

	Gross	Accumulated	Carrying
June 30, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(824)	1,276
Other	291	(233)	58
	$6,191	$(1,057)	$5,134

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2020	$48
2021	185
2022	133
2023	129
2024	126
Thereafter	713

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2019	2020	2019	2020
Numerator: Basic and Diluted
Net income (loss)	$3,802	$(8,097)	$3,708	$(761)
Dividends paid and accrued	(2,760)	(2,792)	(8,277)	(8,410)
Undistributed income (loss)	1,042	(10,889)	(4,569)	(9,171)
Percentage allocated to common shares (a)	98.9%	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	1,030	(10,889)	(4,569)	(9,171)
Dividends paid on common shares outstanding	2,729	2,792	8,182	8,410
Net income (loss) available to common shares	3,759	(8,097)	3,613	(761)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,449,738	12,475,406	12,443,039	12,469,703
Adjustment for dilutive potential common shares	141,858	—	148,183	—
Weighted average shares outstanding - Diluted	12,591,596	12,475,406	12,591,222	12,469,703

Basic net income (loss) per share	$0.30	$(0.65)	$0.29	$(0.06)
Diluted net income (loss) per share	$0.30	$(0.65)	$0.29	$(0.06)

Number of stock option shares excluded as their effect would be anti-dilutive	446,182	299,093	352,358	263,376
Number of restricted stock shares excluded as their effect would be anti-dilutive	61,688	81,380	65,692	82,105
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	29,050	36,499	29,050	35,547
Number of performance share awards excluded as their effect would be anti-dilutive	51,120	46,581	49,994	46,581

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,449,738	12,475,406	12,443,039	12,469,703
Unvested participating shares	141,858	—	—	—
	12,591,596	12,475,406	12,443,039	12,469,703

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2009 restricted stock plan and the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the nine months ended June 30, 2020:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	61,838	$34.94
Granted	37,011	$36.67
Forfeited / Canceled	(550)	$34.00
Vested	(16,919)	$40.12
Unvested at June 30, 2020	81,380	$34.65
Expected to vest	81,380	$34.65

Compensation expense related to restricted stock for the three months ended June 30, 2019 and 2020 was $180 and $276, respectively, and for the nine months ended June 30, 2019 and 2020 was $452 and $832, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2020 was $1,483, to be recognized over a weighted average period of 1.37 years.  During the first nine months of fiscal 2020, the Company repurchased 5,440 shares of stock from employees at an average purchase price of $36.38 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the nine months ended June 30, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2019	12,500	$33.98
Granted	7,449	$33.39
Vested and deferred	(14,797)	34.45
Unvested and deferred at June 30, 2020	5,152	$31.78
Vested and deferred at June 30, 2020	31,347	$33.03

Compensation expense related to deferred restricted stock for the three months ended June 30, 2019 and 2020 was $106 and $83, respectively, and for the nine months ended June 30, 2019 and 2020 was $335 and $226, respectively. The remaining recognized compensation expense related to deferred restricted stock at June 30, 2020 was $75, to be recognized over a weighted average period of 0.42 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the nine months ended June 30, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	38,553	$42.52
Granted	23,880	$44.13
Unvested at June 30, 2020	62,433	$43.14

Compensation expense related to the performance shares for the three months ended June 30, 2019 and 2020 was $207 and $238, respectively, and for the nine months ended June 30, 2019 and 2020 was $532 and $652, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2020 was $1,368, to be recognized over a weighted average period of 1.44 years.

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

The stock-based employee compensation expense for stock options for the three months ended June 30, 2019 and 2020 was $198 and $261, respectively, and for the nine months ended June 30, 2019 and 2020 was $529 and $779, respectively. The remaining unrecognized compensation expense at June 30, 2020 was $1,840, to be recognized over a weighted average vesting period of 1.74 years.

The following table summarizes the activity under the stock option plans and the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the nine months ended June 30, 2020 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2019	482,391		$38.05
Granted	91,466		$37.00
Exercised	(12,400)		$34.00
Outstanding at June 30, 2020	561,457	$—	$37.97	7.57	yrs.
Vested or expected to vest	509,918	$—	$37.92	7.36	yrs.
Exercisable at June 30, 2020	299,093	$—	$40.67	5.92	yrs.

Note 12.  Dividend

In the first, second and third quarters of fiscal 2020, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 16, 2019 to stockholders of record at the close of business on December 2, 2019, the second quarter dividend was paid on March 16, 2020 to stockholders of record at the close of business on March 2, 2020 and the third quarter dividend was paid on June 15, 2020 to stockholders of record at the close of business on June 1, 2020.  The dividend cash pay-outs were $2,760, $2,763 and $2,762 for the first, second and third quarters of fiscal 2020, respectively, and $77, $18 and $30 of dividends were recorded as deferred in the first, second and third quarters, respectively.

On July 30, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2020 to stockholders of record at the close of business on September 1, 2020.

Note 13.  Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value.

● Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

● Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

● Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2019 or June 30, 2020.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2019	$(20,860)	$(10,655)	$(10,031)	$(41,546)
Other comprehensive income (loss) before reclassifications	—	—	(1,803)	(1,803)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	364	372	—	736
Tax benefit	(108)	(99)	—	(207)
Net current-period other comprehensive income (loss)	307	273	(1,803)	(1,223)
Accumulated other comprehensive income (loss) as of June 30, 2019	$(20,553)	$(10,382)	$(11,834)	$(42,769)

	Three Months Ended June 30, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2020	$(59,562)	$(17,409)	$(13,186)	$(90,157)
Other comprehensive income (loss) before reclassifications	—	—	(176)	(176)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,819	461	—	2,280
Tax benefit	(489)	(123)	—	(612)
Net current-period other comprehensive income (loss)	1,381	338	(176)	1,543
Accumulated other comprehensive income (loss) as of June 30, 2020	$(58,181)	$(17,071)	$(13,362)	$(88,614)

	Nine Months Ended June 30, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	—	—	(1,943)	(1,943)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	1,091	1,115	—	2,206
Tax benefit	(325)	(296)	—	(621)
Net current-period other comprehensive income (loss)	920	819	(1,943)	(204)
Accumulated other comprehensive loss as of June 30, 2019	$(20,553)	$(10,382)	$(11,834)	$(42,769)

	Nine Months Ended June 30, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	—	—	149	149
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	5,461	1,386	—	6,847
Tax benefit	(1,476)	(367)	—	(1,843)
Net current-period other comprehensive income (loss)	4,139	1,019	149	5,307
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive loss as of June 30, 2020	$(58,181)	$(17,071)	$(13,362)	$(88,614)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets for the components of the Company’s Long-term obligations.

	September 30,	June 30,
	2019	2020
Finance lease obligations	$7,979	$7,853
Environmental post-closure monitoring and maintenance activities	606	606
Long-term disability	251	256
Deferred dividends	40	165
Less amounts due within one year	(267)	(307)
Long-term obligations (less current portion)	$8,609	$8,573

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

Practical Expedients (Policy Elections)

The Company elected certain practical expedients and transition relief, including the short-term lease recognition exemption, which excludes leases with a term of 12 months or less from recognition on the balance sheet, recognizing lease components and non-

lease components together as a single lease component, and the transition relief package which, among other things, includes not reassessing the lease classification or whether a contract is or contains a lease.

The following table sets forth the components of the Company’s lease cost for the three and nine months ended June 30, 2020.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2020	2020
Finance lease cost:
Amortization of right of use asset	$108	$323
Interest on lease liabilities	205	620
Total finance lease cost	$313	$943

Operating lease cost	$381	$1,111

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	205	620
Operating cash flows from operating leases	381	1,111
Financing cash flows from finance leases	43	125
Total cash paid for amounts included in measurement of lease liabilities	$629	$1,856

Lease costs associated with short term leases are not material.

The following table sets forth the Company’s right of use assets and lease liabilities as of June 30, 2020.

June 30,
2020
Finance lease assets (included in Property, plant and equipment, net)	$6,611
Operating right of use lease assets (included in Other assets)	$1,984

Finance lease liabilities
Accrued expenses	$188
Long-term obligations (less current portion)	7,665
Total Finance lease liabilities	$7,853
Operating lease liabilities	$1,984

June 30,
2020
Weighted average lease term (Years)
Finance leases	15.4
Operating leases	3.2
Weighted average discount rate
Finance leases	10.33%
Operating leases	5.25%

The following is a table of future minimum lease payments during each fiscal year under operating and finance leases and the present value of the net minimum lease payments as of June 30, 2020.

	Finance	Operating
Future minimum lease payments	Leases	Leases
2020	$249	$290
2021	1,001	808
2022	1,012	426
2023	1,024	293
2024	1,031	280
Thereafter	11,540	71
Total minimum lease payments	15,857	2,168
Less: amount representing interest	(8,004)	(184)
Present value of net minimum lease payments	$7,853	$1,984

The following is a table of future minimum lease payments as of September 30, 2019.

	Finance	Operating
Contractual Obligations as of September 30, 2019	Leases	Leases
2020	$993	$2,542
2021	1,000	1,254
2022	1,013	460
2023	1,024	277
2024	1,032	259
Thereafter	11,623	60
Total minimum lease payments	16,685	4,852
Less: amount representing interest	(8,706)	—
Present value of net minimum lease payments	$7,979	$4,852

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of June 30, 2020, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2019 or June 30, 2020.  Foreign exchange hedging gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Foreign currency transactional gain (loss)	$479	$(70)	$726	$(417)
Foreign exchange forward contract gain (loss)	$(769)	$(198)	$(1,068)	$(220)
Net gain (loss) included in selling, general and administrative expense	$(290)	$(268)	$(342)	$(637)

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

COVID-19 related disruptions continued to negatively impact the Company’s financial and operating results in the third quarter of fiscal 2020. In particular, the aerospace supply chain is currently absorbing significant downward adjustments to its forecasted demand. With select aerospace customers, the Company has accepted order push outs and cancellations in some cases. Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19. There is no guarantee, however, that these measures will prove sufficient. These measures include:

●	Implemented a 10% reduction in salaries of all members of the executive team and cash compensation of the Board of Directors. Discontinued monthly accruals for management incentive compensation.

●	A temporary shut-down of most of the Company’s production operations beginning the week of March 23, 2020, which impacted the last week of the second quarter and continued into the third quarter with operations resuming in mid-April in certain areas on a voluntary basis.

●	Furloughs implemented for certain production, maintenance and salaried employees. The primary objective is to attempt to minimize spending as sales volume declines

●	Eliminated approximately 60 salaried positions, implemented a global hiring freeze and eliminated annual merit increases for salaried employees.

●	Requiring most salaried employees to take one week of unpaid time off during the fourth quarter of fiscal 2020.

●	Significant focus on reducing discretionary spending as well as reviewing and prioritizing capital expenditures.

●	Focused on reducing inventory to line up with sales volumes. This inventory reduction strategy has and is expected to continue to generate cash.

While the foregoing actions are expected to generate cost savings and cash benefits, the Company cannot determine what additional actions may be required. The Company’s business is subject to numerous risks and uncertainties that may change at any time and, therefore, actual cost savings and cash benefits, if any, may differ materially from what the Company anticipates.

Due to the current unprecedented market and economic conditions in the U.S. and internationally, the extent of the expected impact of the COVID-19 pandemic on the Company’s operations cannot be reasonably estimated due to lower revenue leading to lower volumes and unfavorable fixed cost absorption.  However, we expect our results from operations and cash flows for the remainder of fiscal 2020 to be adversely impacted by the pandemic.  See Item 1A. Risk Factors in Part II. Other Information for further information regarding the risks associated with the COVID-19 pandemic.  Also, see Liquidity and Capital Resources below for certain actions taken by the Company in response to the COVID-19 pandemic.

Dividends Paid and Declared

In the first, second and third quarters of fiscal 2020, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 16, 2019 to stockholders of record at the close of business on December 2, 2018, the second quarter dividend was paid on March 16, 2020 to stockholders of record at the close of business on March 2, 2020 and the third quarter dividend was paid on June 15, 2020 to stockholders of record at the close of business on June 1, 2020.  The dividend cash pay-outs in each of the first, second and third quarters were approximately $2.8 million based on the number of shares outstanding.

On July 30, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2020 to stockholders of record at the close of business on September 1, 2020.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first nine months of fiscal 2020, capital investment was $7.1 million, and total planned capital expenditures for fiscal 2020 are expected to be between $9.0 and $10.0 million to allow for maintaining reliability within operations.

Volumes, Competition and Pricing

Due to the widespread impact of the COVID-19 global pandemic, demand for the Company’s products has been negatively impacted across all of the Company’s major end markets.  Most significantly aerospace volumes have declined with announced reductions in commercial aerospace build schedules combined with a reduction in repair, maintenance & overhaul activity.  The commercial airline industry has been dramatically impacted along with the corresponding aerospace supply chain. Complicating the demand situation includes: 1) The elevated amount of inventory throughout the aerospace supply chain, 2) The significant number of undelivered new planes already built (primarily Boeing 737 MAX), 3) The significant number of parked planes taken out of service, and 4) The cash preservation mode occurring with many customers in the supply chain resulting in very conservative order entry trends.  All of the major Company markets, not just aerospace, have been impacted by the last item noted.  In addition, customers delaying capital expenditures in the chemical processing industry are being impacted by both economic condition uncertainty as well as low oil prices.

Last quarter, the Company estimated that overall volumes could be lower by 15-30% this quarter as compared to the second quarter of fiscal 2020.  Volume actually declined 1.2 million pounds, or 26.7%, sequentially from second to the third quarter of fiscal year 2020 to 3.2 million pounds. This represented a 1.95 million pounds, or 38.1%, decline from last year’s third quarter.  Due to abnormally low levels of production during the current quarter, the Company directly expensed a portion of fixed overhead costs.

The product average selling price per pound in the third quarter of fiscal 2020 was $24.41, which is higher sequentially compared to the second quarter of fiscal 2020 and higher than last year’s third quarter.  The increase was primarily driven by favorable product mix and the impact of price increases.  The Company continues to pursue price increases in its high-value differentiated products.

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
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2018	2019	2019	2019	2019	2020	2020
Net Revenues	$107,069	$127,474	$126,032	$129,640	$108,453	$111,563	$80,576
Gross Profit Margin	$11,335	$14,683	$18,175	$21,310	$18,743	$19,296	$2,639
Gross Profit Margin %	10.6%	11.5%	14.4%	16.4%	17.3%	17.3%	3.3%

The significant drop in volumes resulting from the COVID-19 pandemic compressed margins significantly in the third quarter of fiscal 2020. Especially challenging is reducing spending commensurate with reductions in production volume in this environment. In the third quarter, the Company charged $5.9 million directly to cost of goods sold for excess fixed overhead incurred due to abnormally low production levels that could not be capitalized into inventory.  Further, third quarter charges to cost of goods sold were incurred due to additional inventory reserves and separation costs related to workforce reduction measures.  Finally, additional margin compression occurred due to nickel prices dropping during the prior two quarters.

.

Backlog

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2019	2019	2019	2019	2020	2020
Backlog(1)
Dollars (in thousands)	$237,802	$253,003	$254,947	$235,204	$237,620	$204,709	$174,639
Pounds (in thousands)	8,392	8,855	9,072	8,064	8,231	6,930	5,643
Average selling price per pound	$28.34	$28.57	$28.10	$29.17	$28.87	$29.54	$30.95
Average nickel price per pound
London Metals Exchange(2)	$4.92	$5.93	$5.43	$8.02	$6.26	$5.39	$5.76
(1)

The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, which can vary from approximately 30% - 50% of the orders.  Historically, approximately 75% of the backlog orders have shipped within nine months and approximately 90% have shipped within 12 months, however, in the current economic environment, shipments may be delayed due to customer request. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

The Company has experienced very low order entry levels attributable primarily to the global COVID-19 pandemic and its unprecedented impact on the economy, significant supply chain inventory reductions, continued trade tariffs, the significant drop in the oil prices, along with the continued grounding of the Boeing 737 MAX.  Backlog was $174.6 million at June 30, 2020, a decrease of $30.1 million, or 14.7%, from $204.7 million at March 31, 2020.  Backlog pounds at June 30, 2020 decreased sequentially during the third quarter of fiscal 2020 by 18.6% as compared to March 31, 2020.  The average selling price of products in the Company’s backlog increased to $30.95 per pound at June 30, 2020 from $29.54 per pound at March 31, 2020, reflecting a favorable change in product mix.  Visibility with respect to the remainder of fiscal 2020 and for the foreseeable future is limited due to the uncertainty surrounding the ultimate impact of COVID-19 and the mitigation measures that are being pursued by governmental authorities as well as factors mentioned in Volumes, Competition and Pricing.

Quarterly Market Information

		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2019	2019	2019	2019	2020	2020
Net revenues (in thousands)
Aerospace	$54,607	$68,858	$66,321	$68,318	$58,843	$59,172	$40,375
Chemical processing	18,920	21,761	21,197	27,773	16,712	15,832	12,143
Industrial gas turbines	14,083	13,685	15,870	15,792	13,763	16,701	13,673
Other markets	14,285	16,958	15,666	11,037	11,875	12,762	11,203
Total product revenue	101,895	121,262	119,054	122,920	101,193	104,467	77,394
Other revenue	5,174	6,212	6,978	6,720	7,260	7,096	3,182
Net revenues	$107,069	$127,474	$126,032	$129,640	$108,453	$111,563	$80,576

Shipments by markets (in thousands of pounds)
Aerospace	2,112	2,857	2,579	2,731	2,303	2,261	1,523
Chemical processing	898	971	1,126	1,315	788	689	578
Industrial gas turbines	811	757	893	946	825	990	768
Other markets	509	580	523	432	306	386	302
Total shipments	4,330	5,165	5,121	5,424	4,222	4,326	3,171

Average selling price per pound
Aerospace	$25.86	$24.10	$25.72	$25.02	$25.55	$26.17	$26.51
Chemical processing	21.07	22.41	18.83	21.12	21.21	22.98	21.01
Industrial gas turbines	17.36	18.08	17.77	16.69	16.68	16.87	17.80
Other markets	28.06	29.24	29.95	25.55	38.81	33.06	37.10
Total product (product only; excluding other revenue)	23.53	23.48	23.25	22.66	23.97	24.15	24.41
Total average selling price (including other revenue)	$24.73	$24.68	$24.61	$23.90	$25.69	$25.79	$25.41

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,				Change
	2019		2020		Amount	%
Net revenues	$126,032	100.0%	$80,576	100.0%	$(45,456)	(36.1)%
Cost of sales	107,857	85.6%	77,937	96.7%	(29,920)	(27.7)%
Gross profit	18,175	14.4%	2,639	3.3%	(15,536)	(85.5)%
Selling, general and administrative expense	10,985	8.7%	9,824	12.2%	(1,161)	(10.6)%
Research and technical expense	830	0.7%	867	1.1%	37	4.5%
Operating income (loss)	6,360	5.0%	(8,052)	(10.0)%	(14,412)	(226.6)%
Nonoperating retirement benefit expense	856	0.7%	1,700	2.1%	844	98.6%
Interest income	(15)	(0.0)%	(11)	(0.0)%	4	(26.7)%
Interest expense	231	0.2%	417	0.5%	186	80.5%
Income (loss) before income taxes	5,288	4.2%	(10,158)	(12.6)%	(15,446)	(292.1)%
Provision for (benefit from) income taxes	1,486	1.2%	(2,061)	(2.6)%	(3,547)	(238.7)%
Net income (loss)	$3,802	3.0%	$(8,097)	(10.0)%	$(11,899)	(313.0)%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	June 30,		Change
By market	2019	2020	Amount	%
Net revenues (dollars in thousands)
Aerospace	$66,321	$40,375	$(25,946)	(39.1)%
Chemical processing	21,197	12,143	(9,054)	(42.7)%
Industrial gas turbine	15,870	13,673	(2,197)	(13.8)%
Other markets	15,666	11,203	(4,463)	(28.5)%
Total product revenue	119,054	77,394	(41,660)	(35.0)%
Other revenue	6,978	3,182	(3,796)	(54.4)%
Net revenues	$126,032	$80,576	$(45,456)	(36.1)%
Pounds by market (in thousands)
Aerospace	2,579	1,523	(1,056)	(40.9)%
Chemical processing	1,126	578	(548)	(48.7)%
Industrial gas turbine	893	768	(125)	(14.0)%
Other markets	523	302	(221)	(42.3)%
Total shipments	5,121	3,171	(1,950)	(38.1)%
Average selling price per pound
Aerospace	$25.72	$26.51	$0.79	3.1%
Chemical processing	18.83	21.01	2.18	11.6%
Industrial gas turbine	17.77	17.80	0.03	0.2%
Other markets	29.95	37.10	7.15	23.9%
Total product (excluding other revenue)	23.25	24.41	1.16	5.0%
Total average selling price (including other revenue)	$24.61	$25.41	$0.80	3.3%

Net Revenues.  Net revenues were $80.6 million in the third quarter of fiscal 2020, a decrease of 36.1% from $126.0 million in the same period of fiscal 2019.   Volume was 3.2 million pounds in the third quarter of fiscal 2020, a decrease of 38.1% from 5.1 million pounds in the same period of fiscal 2019.  The decrease in volume is primarily attributable to a significant slowdown in demand caused by the COVID-19 pandemic in addition to the impact caused by the grounding of the Boeing 737 MAX.  In addition, the cash preservation actions occurring with many customers resulted in very conservative order entry trends. The product average selling price was $24.41 per pound in the third quarter of fiscal 2020, an increase of 5.0% from $23.25 per pound in the same period of fiscal 2019.  The increase in average selling price per pound largely reflects a higher value product mix most notably in chemical processing and other markets as compared to the same period of last year, and improved pricing, both of which increased average selling price per pound by approximately $1.45.  These increases were partially offset by lower market prices of raw materials which decreased average selling price per pound by approximately $0.29.

Sales to the aerospace market were $40.4 million in the third quarter of fiscal 2020, a decrease of 39.1% from $66.3 million in the same period of fiscal 2019, due to a 40.9% decrease in volume, partially offset by a 3.1% increase in average selling price per pound.  Demand in the aerospace market declined primarily due to the COVID-19 pandemic, but also due to the continued issues with the Boeing 737 MAX.  The airline industry and the commercial aerospace industry has been dramatically impacted by the pandemic.  Demand has also been impacted by the elevated amount of inventory throughout the aerospace supply chain, the significant number of undelivered new planes already built (primarily the Boeing 737 MAX), and the significant number of planes taken out of service.  The increase in average selling price per pound largely reflects a higher value product mix, combined with price increases taken over the past year, which increased average selling price per pound by approximately $1.03, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $0.24 per pound.

Sales to the chemical processing market were $12.1 million in the third quarter of fiscal 2020, a decrease of 42.7% from $21.2 million in the same period of fiscal 2019, due to a 48.7% decrease in volume, partially offset by 11.6% increase in average selling price per pound. Volume was lower primarily due to decreased demand caused by COVID-19, low oil prices and a decrease in special project shipments in this market.  The increase in average selling price per pound reflects a higher value product mix and higher pricing, which increased average selling price per pound by approximately $2.67, partially offset by market prices of raw materials, which decreased average selling price per pound by approximately $0.49.

Sales to the industrial gas turbine market were $13.7 million in the third quarter of fiscal 2020, a decrease of 13.8% from $15.9 million for the same period of fiscal 2019, due to a decrease in volume of 14.0%, partially offset by an increase in average selling price per pound of 0.2%.  The decrease in volume is primarily attributable to precautionary purchasing methods due to COVID-19, combined with small/medium frame engine builds slowing down due to the oil industry.  The Company’s share gain initiative continues, however, given the current economic conditions, shipments are not yet consistent quarter to quarter.   The increase in average selling price per pound reflects a higher value product mix, which increased average selling price per pound by approximately $0.32, partially offset by lower market prices of raw materials and other factors which decreased average selling price per pound by approximately $0.29.

Sales to other markets were $11.2 million in the third quarter of fiscal 2020, a decrease of 28.5% from $15.7 million in the same period of fiscal 2019, due to a decrease in volume of 42.3%, partially offset by a 23.9% increase in average selling price per pound.  The decrease in volume was primarily due to decreased demand resulting from the effects of the COVID-19 pandemic and lower oil prices; decreases were largest in the flue-gas desulfurization, automotive and oil and gas markets. The average selling price per pound increase reflects a higher-value product mix and improved pricing, which increased average selling price per pound by approximately $7.37, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $0.22.

Other Revenue.  Other revenue was $3.2 million in the third quarter of fiscal 2020, a decrease of 54.4% from $7.0 million in the same period of fiscal 2019. The decrease was due primarily to decreased toll conversion and miscellaneous sales.  Toll conversion sales decreased due to the COVID-19 pandemic.

Cost of Sales. Cost of sales was $77.9 million, or 96.7% of net revenues, in the third quarter of fiscal 2020 compared to $107.9 million, or 85.6% of net revenues, in the same period of fiscal 2019. The decrease was primarily due to lower volumes and lower raw material prices combined with the Company’s actions taken to lower costs in response to COVID-19.   During the third quarter of fiscal 2020, the Company took safety measures to reduce the risk of spread of COVID-19, those actions included plant shutdowns during the month of April as well as voluntary and involuntary layoffs.  Forced temporary layoffs were also activated. In an additional effort to cut expenses, the Company reduced its salaried workforce as well and incurred approximately $0.4 million in severance expenses. However, despite these cost reduction measures, fixed costs did not decline in line with the current production volumes which required directly expensing a portion of these fixed costs in the amount of approximately $5.9 million.  Also, the Company recorded certain inventory reserves to cost of goods sold during the third quarter of fiscal 2020.

Gross Profit.  As a result of the above factors, gross profit was $2.6 million for the third quarter of fiscal 2020, a decrease of $15.5 million from the same period of fiscal 2019. Gross margin as a percentage of net revenue decreased to 3.3% in the third quarter of fiscal 2020 as compared to 14.4% in the same period of fiscal 2019.  This percentage decrease was primarily due to the above-mentioned $5.9 million direct charge to cost of goods sold and period costs spread over lower volumes.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $9.8 million for the third quarter of fiscal 2020, a decrease of $1.2 million from the same period of fiscal 2019.  Selling, general and administrative expense as a percentage of net revenues increased to 12.2% for the third quarter of fiscal 2020 compared to 8.7% for the same period of fiscal 2019.  Significant cost saving measures were undertaken during the quarter including such actions as: reduced executive salaries, reduced board fees, reduced travel and entertainment expenses, management incentive programs were not accrued for, temporary layoffs, as well as reduced salaried workforce, which incurred approximately $0.2 million in severance expenses.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 1.1% of net revenue, for the third quarter of fiscal 2020, compared to $0.8 million, or 0.7% of net revenue, in the same period of fiscal 2019.

Operating Income/(Loss).  As a result of the above factors, operating loss in the third quarter of fiscal 2020 was ($8.1) million compared to operating income of $6.4 million in the same period of fiscal 2019.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $1.7 million in the third quarter of fiscal 2020 compared to $0.9 million in the same period of fiscal 2019.  The increase in expense was primarily driven by lower discount rates in the September 30, 2019 valuation which resulted in higher retirement liabilities and ultimately higher expense for the third quarter of fiscal 2020.

Income Taxes. Income tax benefit was $2.1 million in the third quarter of fiscal 2020, a difference of $3.5 million from expense of $1.5 million in the third quarter of fiscal 2019, driven by a difference in income before income taxes of $15.4 million, partially offset by a valuation allowance recorded during the third quarter of fiscal 2020 of $980 that are not expected to be realized prior to expiration.

Net Income/(Loss).  As a result of the above factors, net loss in the third quarter of fiscal 2020 was ($8.1) million, compared to net income of $3.8 million in the same period of fiscal 2019.

Results of Operations for the Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

	Nine Months Ended June 30,				Change
($ in thousands)	2019		2020		Amount	%
Net revenues	$360,575	100.0%	$300,592	100.0%	$(59,983)	(16.6)%
Cost of sales	316,382	87.7%	259,914	86.5%	(56,468)	(17.8)%
Gross profit	44,193	12.3%	40,678	13.5%	(3,515)	(8.0)%
Selling, general and administrative expense	32,776	9.1%	32,116	10.7%	(660)	(2.0)%
Research and technical expense	2,523	0.7%	2,777	0.9%	254	10.1%
Operating income (loss)	8,894	2.5%	5,785	1.9%	(3,109)	(35.0)%
Nonoperating retirement benefit expense	2,568	0.7%	5,100	1.7%	2,532	98.6%
Interest income	(53)	(0.0)%	(35)	(0.0)%	18	(34.0)%
Interest expense	756	0.2%	964	0.3%	208	27.5%
Income (loss) before income taxes	5,623	1.6%	(244)	(0.1)%	(5,867)	(104.3)%
Provision for (benefit from) income taxes	1,915	0.5%	517	0.2%	(1,398)	(73.0)%
Net income (loss)	$3,708	1.0%	$(761)	(0.3)%	$(4,469)	(120.5)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
	2019	2020	Amount	%
Net revenues (dollars in thousands)
Aerospace	$189,786	$158,390	$(31,396)	(16.5)%
Chemical processing	61,878	44,687	(17,191)	(27.8)%
Industrial gas turbine	43,638	44,137	499	1.1%
Other markets	46,909	35,840	(11,069)	(23.6)%
Total product revenue	342,211	283,054	(59,157)	(17.3)%
Other revenue	18,364	17,538	(826)	(4.5)%
Net revenues	$360,575	$300,592	$(59,983)	(16.6)%
Pounds by market (in thousands)
Aerospace	7,548	6,087	(1,461)	(19.4)%
Chemical processing	2,995	2,055	(940)	(31.4)%
Industrial gas turbine	2,461	2,583	122	5.0%
Other markets	1,612	994	(618)	(38.3)%
Total shipments	14,616	11,719	(2,897)	(19.8)%
Average selling price per pound
Aerospace	$25.14	$26.02	$0.88	3.5%
Chemical processing	20.66	21.75	1.09	5.3%
Industrial gas turbine	17.73	17.09	(0.64)	(3.6)%
Other markets	29.10	36.06	6.96	23.9%
Total product (excluding other revenue)	23.41	24.15	0.74	3.2%
Total average selling price (including other revenue)	$24.67	$25.65	$0.98	4.0%

Net Revenues.   Net revenues were $300.6 million in the first nine months of fiscal 2020, a decrease of 16.6% from $360.6 million in the same period of fiscal 2019.   Volume was 11.7 million pounds in the first nine months of fiscal 2020, a decrease of 19.8% from 14.6 million pounds in the same period of fiscal 2019.  The decrease in volume was primarily caused by COVID-19, issues in the aerospace supply chain due to the 737 MAX and low oil prices, partially offset by increased volumes in the industrial gas turbine market.  The product average selling price was $24.15 per pound in the first nine months of fiscal 2020, an increase of 3.2% from $23.41 per pound in the same period of fiscal 2019.  The average selling price increased as a result of a higher value mix and improved pricing as compared to the same period of fiscal 2019, in the amount of approximately $0.90 per pound, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.16.

Sales to the aerospace market were $158.4 million in the first nine months of fiscal 2020, a decrease of 16.5% from $189.8 million in the same period of fiscal 2019, due to an 19.4%, or 1.5 million pound, decrease in volume, partially offset by a 3.5%, or $0.88, increase in average selling price per pound.  The decrease in volume is primarily due to the COVID-19 pandemic, but also related to the reduced demand in the supply chain for the Boeing 737 MAX.  The average selling price per pound increase reflects a higher value product mix and improved pricing, which increased average selling price per pound by approximately $0.99, partially offset by lower raw material market prices, which decreased average selling price per pound by approximately $0.11.

Sales to the chemical processing market were $44.7 million in the first nine months of fiscal 2020, a decrease of 27.8% from $61.9 million in the same period of fiscal 2019, due to a 31.4% decrease in volume, partially offset by a 5.3%, or $1.09, increase in average selling price per pound.  Base-business volumes decreased in the first nine months of fiscal 2020 from the same period of fiscal 2019, primarily due to COVID-19 and low oil prices.   The average selling price per pound reflects a higher-value product mix and improved pricing, which increased average selling price per pound by approximately $1.19, partially offset by a lower market prices for raw materials, which decreased average selling price per pound by approximately $0.10.

Sales to the industrial gas turbine market were $44.1 million in the first nine months of fiscal 2020, an increase of 1.1% from $43.6 million for the same period of fiscal 2019, due to an increase in volume of 5.0%, partially offset by a decrease in average selling price per pound of 3.6%, or $0.64.  The increase in volume is primarily attributable to the initial impact of the Company’s share gain initiative and a slight improvement in demand for large-frame turbines prior to COVID-19, while demand for small/medium frame engine builds has slowed down. The decrease in average selling price per pound primarily reflects declined pricing due to competition and other factors combined with lower market prices for raw materials, which decreased average selling price per pound by approximately $0.84, partially offset by a higher-value product mix, which increased the average selling price per pound by approximately $0.20.

Sales to other markets were $35.8 million in the first nine months of fiscal 2020, a decrease of 23.6% from $46.9 million in the same period of fiscal 2019, due to a 38.3% decrease in volume, partially offset by a 23.9% increase in average selling price per pound. The decrease in volume was primarily due to a decline in sales to the flue-gas desulfurization market. The increase in average selling price reflects a higher-value product mix, which increased average selling price per pound by approximately $7.71, partially offset by lower raw material market prices and increased competition and other factors, which decreased average selling price per pound by approximately $0.75.

Other Revenue.   Other revenue was $17.5 million in the first nine months of fiscal 2020, a decrease of 4.5% from $18.4 million in the same period of fiscal 2019. The decrease was due primarily to lower miscellaneous sales, increases in sales return reserves and lower levels of toll conversion.

Cost of Sales.   Cost of sales was $259.9 million, or 86.5% of net revenues, in the first nine months of fiscal 2020 compared to $316.4 million, or 87.7% of net revenues, in the same period of fiscal 2019.  This decrease was primarily due to lower volumes sold combined with lower raw material prices and the Company’s actions taken to lower costs in response to COVID-19.  However, despite these cost reduction measures, fixed costs did not decline in line with the current production volumes which required directly expensing a portion of these fixed costs in the amount of approximately $7.4 million.

Gross Profit.   As a result of the above factors, gross profit was $40.7 million for the first nine months of fiscal 2020, a decrease of $3.5 million from the same period of fiscal 2019. Gross profit as a percentage of net revenue increased to 13.5% in the first nine months of fiscal 2020 as compared to 12.3% in the same period of fiscal 2019.  The improvement in gross profit margin was primarily attributable to improved pricing and cost saving initiatives.  Fiscal 2019 was impacted by the temporary inefficiencies caused by the delayed start-up of cold-finish operations after the planned equipment upgrade in the first three months of fiscal 2019.  The first nine months of fiscal 2020 was impacted by the COVID-19 pandemic.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $32.1 million for the first nine months of fiscal 2020, a decrease of $0.7 million from the same period of fiscal 2019.  This decrease is primarily attributable to cost saving measures taken with COVID-19, including temporary layoffs and workforce reductions, partially offset by severance expense of $0.2 million and an increase in foreign exchange losses.  Selling, general and administrative expense as a percentage of net revenues increased to 10.7% for the first nine months of fiscal 2020 compared to 9.1% for the same period of fiscal 2019.

Research and Technical Expense.  Research and technical expense was $2.8 million, or 0.9% of net revenue, for the first nine months of fiscal 2020, compared to $2.5 million, or 0.7% of net revenue, in the same period of fiscal 2019.  The increase was primarily due to higher salary expenses due to headcount increases in this area.

Operating Income/(Loss).  As a result of the above factors, operating income in the first nine months of fiscal 2020 was $5.8 million compared to operating income of $8.9 million in the same period of fiscal 2019.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $5.1 million in the first nine months of fiscal 2020 compared to $2.6 million in the same period of fiscal 2019.  The increase in expense was primarily driven by lower discount rates in the September 30, 2019 valuation which resulted in higher retirement liabilities and ultimately higher expense for the first nine months of fiscal 2020.

Income Taxes.  Income tax expense was $0.5 million in the first nine months of fiscal 2020, a decrease of $1.4 million from expense of $1.9 million in the same period of fiscal 2019, driven by a difference in income before income taxes of $5.9 million as well as a valuation allowance recorded during the third quarter of fiscal 2020 of $980 that are not expected to be realized prior to expiration.

Net Income/(Loss).  As a result of the above factors, net loss for the first nine months of fiscal 2020 was $(0.8) million, a difference of $4.5 million from net income of $3.7 million in the same period of fiscal 2019.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $278.5 million at June 30, 2020, a decrease of $4.0 million, or 1.4%, from $282.5 million at September 30, 2019. The decrease resulted primarily from accounts receivable decreasing $24.7 million, partially offset by accounts payable and accrued expenses decreasing by $15.6 million and inventory increasing by $5.1 million during the first nine months of fiscal 2020.  A strategic emphasis on reducing inventory has been implemented with the goal of generating cash.  During the third quarter of fiscal 2020 inventory was reduced $16.5 million and cash was increased by $13.1 million.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $65.5 million at June 30, 2020, inclusive of $11.0 million that was held by foreign subsidiaries in various currencies, compared to $31.0 million at September 30, 2019.  Additionally, the Company has borrowings against its line of credit outstanding of $30.0 million as of June 30, 2020, compared to zero borrowed as of September 30, 2019.

Net cash provided by operating activities in the first nine months of fiscal 2020 was $19.7 million compared to net cash provided by operating activities of $28.3 million in the first nine months of fiscal 2019, a decrease of $8.6 million.  Cash flow from operating activities in the first nine months of fiscal 2020 was adversely impacted by higher tax payments as compared to the same period of fiscal 2019, an increase in inventory as compared to a decrease in the same period of fiscal 2019, a decrease in accounts payable and accrued expenses as compared to an increase in the same period of fiscal 2019 and a net loss in the first nine months of fiscal 2020, as compared to net income in the same period of fiscal 2019.  These impacts were partially offset by a decrease in accounts receivable in the first nine months of fiscal 2020, as compared to an increase in the same period of fiscal 2019.

Net cash used in investing activities was $7.1 million in the first nine months of fiscal 2020 which was lower than cash used in investing activities of $7.3 million during the same period of fiscal 2019 due to lower additions to property, plant and equipment.

Net cash provided by financing activities was $21.8 million in the first nine months of fiscal 2020, primarily driven by the borrowing of $30.0 million against the revolving line of credit compared to cash used in financing activities of $(8.5) million during the same period of fiscal 2019.  This source of cash was partially offset by cash used in financing activities of $(8.3) million primarily attributable to dividends paid, which amount was comparable to the same period of fiscal 2019.  The Company did not receive any financial assistance from the government including any loan under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Future sources of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on hand and, if needed, additional borrowings under the U.S. revolving credit facility. At June 30, 2020, the Company had cash of $65.5 million and an outstanding balance of $30.0 million under its $120.0 million U.S. revolving credit facility with access to an additional $90.0 million, subject to a borrowing base formula and certain reserves.   Management believes that the resources described above will be sufficient to fund planned capital expenditures, any quarterly dividends as approved by the board and working capital requirements over the next twelve months.

The aforementioned Credit Facility matures in July 2021.  The Company expects to enter into new financing arrangements to meet its obligations as they become due, which management believes is probable based on current discussions with lenders and assessment of the current lending environment.  The Company believes that cash on hand, net cash provided by operations, and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

U.S. revolving credit facility

The Company and Wells Fargo Capital Finance, LLC (“Wells Fargo”) entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with certain other lenders with an effective date of July 14, 2011. On July 7, 2016, the Company amended the agreement to, among other things, extend the term through July 7, 2021 and reduce unused line fees and certain administrative fees. The maximum revolving loan amount under the Amended Agreement is $120.0 million, subject to a borrowing base formula and certain reserves. The Amended Agreement permits an increase in the maximum revolving loan amount from $120.0 million up to an aggregate amount of $170.0 million at the request of the borrower. Borrowings under the U.S. revolving credit facility bear interest, at the Company’s option, at either Wells Fargo’s “prime rate”, plus 0.00% to 0.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 1.5% to 2.0% per annum (depending on the amount borrowed).  The Company is currently borrowing in the lowest point in the range.  As of June 30, 2020, the U.S. revolving credit facility had a balance of $30.0 million.

The Company must pay monthly, in arrears, a commitment fee of 0.20% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay 1.5% per annum on the daily outstanding balance of all issued letters of credit, plus customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than 10.0% of the maximum credit revolving loan amount. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met (most of which do not apply in the case of regular quarterly dividends less than $20.0 million in the aggregate in a year and repurchases in connection with the vesting of shares of restricted stock). As of June 30, 2020, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.  Borrowings under the U.S. revolving credit facility are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 8 in the Notes to Condensed Consolidated Financial Statements in this report). The U.S. revolving credit facility is also secured by a pledge of a 65% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Dividends to stockholders; and

● Pension and postretirement plan contributions.

Capital investment in the first nine months of fiscal 2020 was $7.1 million, and the forecast for capital spending in fiscal 2020 is between $9.0 and $10.0 million to allow for maintaining reliability within operations.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2020:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$30,349	$334	$30,015	$—	$—
Operating lease obligations	3,577	1,967	1,166	444	—
Finance lease obligations	15,940	999	2,030	2,066	10,845
Raw material contracts (primarily nickel)	10,404	10,404	—	—	—
Capital projects and other commitments	2,733	2,733	—	—	—
Pension plan(2)	96,879	6,000	12,000	7,500	71,379
Non-qualified pension plans	647	95	190	190	172
Other postretirement benefits(3)	47,234	4,155	9,281	9,859	23,939
Environmental post-closure monitoring	606	97	144	151	214
Total	$208,369	$26,784	$54,826	$20,210	$106,549

(1)	As of June 30, 2020, the revolver balance was $30,000 with interest due along with unused line fees and quarterly management fees.
(2)

The Company has a funding obligation to contribute $96,879 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2020. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended June 30, 2020 included herein, there have been no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2020, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

Our results of operations, financial condition and cash flows have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

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

The outbreak of COVID-19 and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable due to lower revenue leading to lower volumes and unfavorable fixed cost absorption, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time because of the factors above, but may materially adversely affect our business, results of operations, financial condition and cash flows. The aerospace market, our largest market, has been particularly hit hard by the addition of COVID-19 issues to the pre-existing issues with the Boeing 737MAX, and we cannot determine what further effect that exacerbating factor will have on the aerospace market.  Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. Our indebtedness may increase due to our need to increase borrowing to fund operations during a period of reduced revenue.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K.

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

3.2*

Amended and Restated By-Laws of Haynes International, Inc., as amended through February 28, 2018 (incorporated by reference to Exhibit 3.2 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Furnished not filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: July 30, 2020

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: July 30, 2020