Form 10-K
period 2020-09-30
HAYNES INTERNATIONAL INC
filed 2020-11-19
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒ Yes     ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $203,502,740 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

12,622,371 shares of Haynes International, Inc. common stock were outstanding as of November 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2021 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures, dividends and the impact of the COVID-19 pandemic on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those in the forward-looking statements as a result of various factors, risks and uncertainties many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events, including our expectations with respect to the impact of the COVID-19 pandemic.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in flat product form such as sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 56% of net product revenues in fiscal 2020. The Company also produces its products as seamless and welded tubulars, and in slab, bar, billet and wire forms.

The Company has significant manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated. In fiscal 2020, approximately 75% of the Company’s net revenue was generated by its direct sales organization, and the remaining 25% was generated by a network of independent distributors and sales agents that supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

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

Business Strategy

The COVID-19 global pandemic has had, as is expected to continue to have, a significant impact on the Company’s business, financial and operating results, including significant reductions in volumes and revenue.  During this period of managing through the pandemic in order to position the Company to continue its strategy after the pandemic, the Company has adjusted its strategy to pivot to a cost reduction and cash generation focus.  While maintaining that focus, the Company will continue to evaluate new opportunities for its products, particularly in the areas of renewable energy sources and other developing technologies relating to environmental and climate change issues.  These goals are pursued within the overarching goal of safety, which is a core priority, particularly given the continuation of the pandemic.  As the nature and extent of the pandemic became clear, the Company reacted swiftly to take costs out of the organization in order to manage through the pandemic by implementing salary reductions, unpaid furloughs, headcount reductions and other actions to reduce costs.  It is difficult to reduce costs in full proportion to the volume reductions due to the fixed nature of many costs, resulting in unfavorable fixed cost absorption and significant margin compression in the second half of fiscal 2020.  Concurrently the Company focused on generating cash primarily through reductions of inventory.  This focus generated significant cash in the second half of fiscal 2020 despite net losses and has improved the Company’s liquidity position. Management believes that many years of tightly managing the balance sheet has set the Company up favorably to navigate the pandemic, with no borrowings outstanding under the credit agreement as of fiscal year end. Management plans to continue to focus on positive cash generation in fiscal 2021.

After the pandemic and its effects subside, we expect to shift the Company’s focus back to our pre-pandemic strategy to grow our business by increasing revenues, profitability and cash flow, while continuing to be our customers’ provider of choice for high-performance alloys and value-added processes. The Company has implemented a series of focus initiatives designed to unlock the potential of the Company by increasing volumes, improving targeted pricing and relentlessly pursuing reduced costs.

The following are some examples of focus initiatives that are core to this strategy.

●	Set prices to ensure the Company is compensated for the high-value differentiated products and services it provides. The Company adjusted pricing in a number of high-value products especially in high-temperature applications. This included spot pricing, mill lead-time products and long-term customer agreements when they are renewed. These price increases are in addition to raw material price increases, thus they contribute to improving margins. Price increases to offset inflationary increases in the Company’s costs are also a focus initiative.
●	Capitalize on strategic equipment investment. The Company expects to continue to improve operations and gain traction in realizing a return on investment of capital in manufacturing facilities and equipment. Management believes that the Company’s capital investments will enable it to continue to satisfy long-term customer demand for value-added products.
●	Optimize processes to reduce costs. The Company is focusing on operational improvements, which include specific cost reduction projects. This ongoing pursuit is significant and includes initiatives in many different areas such as material management, productivity enhancements, yield & efficiency improvements and outsourcing costs.
●	Increase revenues by inventing new alloys, developing new applications for existing alloys and expanding into new markets. The Company believes that it is an industry leader in developing new alloys designed to meet its customers’ specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify, develop and manufacture new high-performance alloys. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys with multiple applications, an accomplishment that the Company believes distinguishes it from its competitors.

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

●	Increase revenues and provide additional product differentiation by providing value-added processing services and leveraging the Company’s global distribution network. The Company believes that its network of service and sales centers throughout North America, Europe and Asia distinguishes it from its competitors, many of whom operate only mills. The Company’s service and sales centers enable it to develop close customer relationships through direct interaction with customers and to respond to customer orders quickly, while also providing value-added cutting services such as laser, plasma and water-jet cutting. These services allow the Company’s customers to minimize their processing costs and outsource non-core activities.
●	Continue to participate in the maintenance, repair and overhaul business. The Company believes that its maintenance, repair and overhaul, or MRO, business represents a recurring revenue stream that can be expanded post-pandemic. Products used in the Company’s end markets require periodic replacement due to the extreme environments in which they are used, which drives demand for recurring MRO work. The Company intends to continue to leverage the capabilities of its service and sales centers to respond quickly to its customers’ time-sensitive MRO needs to develop new and retain existing business opportunities.
●	Increase profitability through strategic acquisitions and alliances. The Company will continue to examine opportunities that enable it to enhance shareholder value. These opportunities may include product line additions, market expansion opportunities or other cost synergies. The Company will also continue to evaluate strategic relationships in the industry in order to enhance its competitive position and relationships with customers.

Products

The global specialty alloy market includes stainless steel, titanium alloys, general-purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In each year of fiscal 2018, 2019 and 2020, HTA products accounted for approximately 81%, 80% and 81% of the Company’s net revenues, and sales of the Company’s CRA products accounted for approximately 19%, 20% and 19% of the Company’s net revenues.  These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

High-temperature Resistant Alloys.  HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace market, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generation, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power generators. The following table sets forth information with respect to the Company’s significant high-temperature resistant alloys, applications and features (new HTA development is discussed below under “Patents and Trademarks”):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HAYNES® HR-160® alloy (1990)(2)	Waste incineration/CPI-boiler tube shields	Good resistance to sulfidation at high temperatures
HAYNES 242® alloy (1990)	Aero-seal rings	High strength, low expansion and good fabricability
HAYNES HR-120® alloy (1990)	IGT-cooling shrouds	Good strength-to-cost ratio as compared to competing alloys
HAYNES 230® alloy (1984)(2)	Aero/IGT-ducting, combustors	Excellent combination of strength, stability, oxidation-resistance and fabricability
HAYNES 214® alloy (1981)(2)	Aero-honeycomb seals	Excellent combination of oxidation resistance and fabricability among nickel-based alloys
HAYNES 188 alloy (1968)	Aero-burner cans, after-burner components	High strength, oxidation resistant cobalt-based alloy
HAYNES 625 alloy (1964)	Aero/CPI-ducting, tanks, vessels, weld overlays	Good fabricability and general corrosion resistance
HAYNES 617 alloy (1999)	Aero/IGT—ducting, combustors	Good combination of strength, stability, oxidation resistance and fabricability
HAYNES 263 alloy (1960)	Aero/IGT-components for gas turbine hot gas exhaust pan	Good ductility and high strength at temperatures up to 1600°F
HAYNES 718 alloy (1955)	Aero-ducting, vanes, nozzles	Weldable, high-strength alloy with good fabricability
HASTELLOY® X alloy (1954)	Aero/IGT-burner cans, transition ducts	Good high-temperature strength at relatively low cost
HAYNES 25 alloy (1950)(2)	Aero-gas turbine parts, bearings, and various industrial applications	Excellent strength, good oxidation resistance to 1800°F
HAYNES 282® alloy (2005)(2)	Aero/IGT components	Excellent high temperature strength, weldability and fabricability
HAYNES 244® alloy (2013)(2)	Aero/IGT components	High strength to 1400°F and low thermal expansion
(1)	“Aero” refers to the aerospace industry; “IGT” refers to the industrial gas turbine industry; “CPI” refers to the chemical processing industry.
(2)	Represents a patented product or a product which the Company believes has limited or no competition.

Corrosion-resistant Alloys.  CRA products are used in a variety of applications, such as chemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end-user sector for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this market continues to represent an area of potential long-term growth. In addition to the use of CRA products in the chemical and petrochemical processing industry, the Company has seen an increased demand for some of these alloys in applications such as gas-to-liquid and synthetic gas. For improved efficiency within relevant applications, higher operating temperatures and harsher environmental conditions are required and, as a consequence, high-temperature, corrosion-resistant alloys are used. Some of our HTA products offer excellent resistance to oxidation, sulfidation, metal dusting and other high-temperature degradation modes. The Company expects this area of the chemical and petrochemical industry to represent potential long-term growth opportunities for HTA products. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times. The following table sets forth information with respect to certain of the Company’s significant corrosion-resistant alloys, applications and features (new CRA development is discussed below under “Patents and Trademarks”):

Alloy and Year Introduced	End Markets and Applications(1)	Features
HASTELLOY C-2000® alloy (1995)(2)	CPI-tanks, mixers, piping	Versatile alloy with good resistance to uniform corrosion
HASTELLOY B-3® alloy (1994)(2)	CPI-acetic acid plants	Better fabrication characteristics compared to other nickel-molybdenum alloys
HASTELLOY D-205® alloy (1993)(2)	CPI-plate heat exchangers	Corrosion resistance to hot concentrated sulfuric acid
ULTIMET® alloy (1990)(2)	CPI-pumps, valves	Wear and corrosion resistant nickel-based alloy
HASTELLOY C-22® alloy (1985)	CPI/FGD-tanks, mixers, piping	Resistance to localized corrosion and pitting
HASTELLOY G-30® alloy (1985)(2)	CPI-tanks, mixers, piping	Alloy with good corrosion resistance in phosphoric acid
HASTELLOY G-35® alloy (2004)(2)	CPI-tanks, heat exchangers, piping	Improved corrosion resistance to phosphoric acid with excellent resistance to corrosion in highly oxidizing media
HASTELLOY C-276 alloy (1968)	CPI/FGD/oil and gas tanks, mixers, piping	Broad resistance to many environments
HASTELLOY C-22HS® alloy (2003)(2)	Oil & Gas/Marine tubular, shafts, fasteners	Combines very high strength with excellent corrosion resistance and toughness
HASTELLOY® HYBRID-BC1® alloy (2008)(2)	CPI-tanks, heat exchangers, piping	Higher resistance to hydrochloric and sulfuric acids and can tolerate the presence of oxidizing species
(1)	“CPI” refers to the chemical processing industry; “FGD” refers to the flue gas desulfurization industry.
(2)	Represents a patented product or a product which the Company believes has limited or no significant competition.

Material Resources

Patents and Trademarks

The Company currently maintains a total of approximately 26 published U.S. patents and applications and approximately 309 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys. The alloys being commercialized saw significant further advancement in the process during fiscal 2018, 2019 and 2020. The Company will continue to actively promote its new alloys through customer engineering visits, technical presentations and papers.

In the aerospace, industrial gas turbine and high temperature markets, one of the alloys that has already seen significant commercial success is HAYNES® 282® alloy. This alloy has an excellent combination of high temperature strength, formability and fabricability. There have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and industrial gas turbine markets, and for other high temperature applications. The alloy has already been specified into major aerospace and industrial gas turbine applications, as well as for certain high temperature components in the automotive and industrial applications.  Another new alloy for use in the aerospace and industrial gas turbine markets is HAYNES® 244® alloy. It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion.  Commercialization is ongoing for this alloy, and it has been specified into certain aerospace engine programs and is being evaluated on others.

In the chemical processing industry, customers have found extensive applications for HASTELLOY® G-35® alloy, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization is also ongoing for HASTELLOY® HYBRID-BC1® alloy. HYBRID-BC1® alloy is a CRA product with potential applications in the chemical processing industry that has demonstrated resistance to hydrochloric and sulfuric acid.

In the oil and gas industry, HASTELLOY® C-22HS® alloy has found increasing applications. Commercialization of this alloy continues as is the testing, evaluation and promotion of this alloy with special emphasis on applications for this industry.

In addition to the successful commercialization of the above alloys, the Company continues to develop applications for four new alloys which are still being scaled up at the mill and are in the early stages of the commercialization process. HAYNES® NS-163® alloy is a nitride dispersion strengthened material that represents an entirely new metallurgical approach to achieving very high creep resistance at high temperatures. Technical process developments are still under investigation. HAYNES® HR-224® alloy is an HTA product with superior resistance to oxidation and excellent fabricability, and is being assessed in certain current and emerging technology applications. HAYNES® HR-235® alloy has excellent resistance to metal dusting in high temperature carbonaceous environments. Good progress in developing new applications for the alloy for petrochemical and syngas production applications has been made this past fiscal year. Most recently, HAYNES® 233TM alloy was introduced to provide excellent oxidation resistance coupled with superior creep strength at temperatures to 2100°F or higher. This combination of properties is believed not to have been achieved previously in a readily fabricable alloy. Significant progress has been made over the past year in developing applications for this new alloy.

Patents or other proprietary rights are an important element of the Company’s business. The Company’s strategy is to file patent applications in the U.S. and any other country that represents an important potential commercial market to the Company. In addition, the Company seeks to protect technology that is important to the development of the Company’s business. The Company also relies upon trade secret rights to protect its technologies and its development of new processes, applications and alloys. The Company protects its trade secrets in part through confidentiality and proprietary information agreements with its customers and employees. Trademarks on the names of many of the Company’s alloys have also been applied for or granted in the U.S. and certain foreign countries.

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

Raw Materials

Raw materials represented an estimated 35% of cost of sales in fiscal 2020. Nickel, a major component of many of the Company’s products, accounted for approximately 41% of raw material costs, or approximately 14% of total cost of sales in fiscal 2020.  Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2018, 2019 and 2020, as reported by the London Metals Exchange, was $5.68 $8.02 and $6.74 respectively. Prices for certain other raw materials which are significant in the manufacture of the Company’s products, such as cobalt, chromium and molybdenum were lower in fiscal 2020 compared to fiscal 2019.

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

End Markets

The global specialty alloy market includes stainless steels, titanium alloys, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Of this total market, the Company primarily competes in the high-performance nickel- and cobalt-based alloy sector, which demands diverse specialty alloys suitable for use in precision manufacturing. Given the technologically advanced nature of the products, strict requirements of the end users and higher-growth end markets, in general the Company believes the high-performance alloy sector provides greater growth potential, the opportunity for higher profit margins and greater opportunities for service, product and price differentiation as compared to the stainless steels and general-purpose nickel alloys markets. While stainless steel and general-purpose nickel alloys are generally sold in bulk through third-party distributors, the Company’s products are sold in smaller-sized orders which are customized and typically handled on a direct-to-customer basis.

Aerospace.  The Company has manufactured HTA products for the aerospace market since the late 1930s and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specification requirements, precise tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight, reduce emissions, and develop more fuel-efficient designs require close coordination between the Company, the aero-engine OEM’s, and its customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company’s direct sales force. Demand for the Company’s products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The Company’s HTA products are used for static components in the hot sections of the aero-engine. The hot sections are subjected to substantial wear and tear and require periodic maintenance, repair and overhaul. The Company views the maintenance, repair and overhaul (MRO) business as an area of continuing long-term growth post-pandemic.

Chemical Processing.  The chemical processing market represents a large base of customers with diverse CRA and HTA applications driven by demand for key end-use markets such as automobiles, housing, health care, biopharmaceuticals, agriculture and metals production. Both CRA and HTA supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company’s products in this market is driven by the level of MRO and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The expansion of manufacturing of natural gas liquids in North America is expected to be a driver of demand in this market. In addition, the Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company’s direct sales efforts outside of the U.S., provide a competitive advantage in marketing its CRA and HTA products in the chemical processing market.

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

Other Markets.  Other markets in which the Company sells its HTA products and CRA products include flue-gas desulfurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, sensors and instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel fired electric generating facilities. This market has softened and is expected to continue to soften in the U.S. if the trend to switch from coal to natural gas for power plants continues, but has continued potential in other regions of the world.  The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar, fuel cells, ultra-supercritical steam and supercritical-CO2 power plants, and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company’s products.

Sales and Marketing and Distribution

The Company sells its products primarily through its direct sales organization, which operates from 15 total locations in the U.S., Europe and Asia, 12 of which are service and/or sales centers. All of the Company’s service and/or sales centers are operated either directly by the Company or through its directly or indirectly wholly-owned subsidiaries. Approximately 75% of the Company’s net revenue in fiscal 2020 was generated by the Company’s direct sales organization. The remaining 25% of the Company’s fiscal 2020 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia.  Going forward, the Company expects its direct sales force to generate approximately 75% of its total net revenues.

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

The following table sets forth the approximate percentage of the Company’s fiscal 2020 net revenues generated through each of the Company’s distribution channels.

	From	From
	Domestic	Foreign
	Locations	Locations	Total
Company mill direct/service and sales centers	51%	24%	75%
Independent distributors/sales agents	25%	—%	25%
Total	76%	24%	100%

The Company’s top twenty customers accounted for approximately 36%, 44% and 43% of the Company’s net revenues in fiscal 2018, 2019 and 2020, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2018, 2019 or 2020.

Manufacturing Process

High performance alloys require an extensive knowledge of both the specific alloy systems, as well as the process parameters required to deliver a tightly controlled product to customer specifications. These products are tightly controlled from a chemistry standpoint, and require specialized equipment capable of delivering the physical and metallurgical properties that our customers require for their specialized applications. The number of process steps are typically more extensive for these high performance alloy systems as compared to what would be required for stainless or Carbon steel products. This longer production cycle contributes to slower inventory turns. The Company manufactures its high-performance alloys in various forms, including sheet, coil, plate, billet/ingot, tubular, wire and other forms. The Company also performs value-added cutting services to supply certain customers with product cut to their specification.

At the Kokomo, Indiana facility, the manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each high-performance alloy. The Company’s primary melt facility utilizes two different melting processes. The ARC/AOD process utilizes electric melting and gas refinement to remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the high-performance alloys. The other primary melt method utilizes vacuum induction melting, which involves the melting of raw materials through electromagnetic induction while under vacuum conditions to produce the desired tightly-controlled chemistry. The control systems allow for statistical process control monitoring in real time to improve product quality. For most high-performance alloys, this molten material is cast into electrodes and additionally refined through electroslag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing, pickling, leveling and shearing operations before being cut to final size.

The Company has a four-high Steckel rolling mill for use in hot rolling high-performance alloys, created specifically for that purpose. The four-high Steckel rolling mill was installed in 1982 and is one of the most powerful four-high Steckel rolling mills in the world. The mill is capable of generating over 12.0 million pounds of separating force and rolling a plate up to 72 inches wide. The mill includes integrated computer controls (with automatic gap control and programmed rolling schedules), two coiling Steckel furnaces and seven heating furnaces. Computer-controlled rolling schedules for each of the hundreds of combinations of product shapes and sizes the Company produces allow the mill to roll numerous widths and gauges to exact specifications without stoppages or changeovers.

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

The coil and sheet operation includes the ability to cold roll to tight tolerances, bright anneal, oxidize anneal and pickle, along with finishing processes that slit and cut to size.  In recent years, the Company has invested and successfully brought on-line additional cold rolling capability, as well as annealing capacity to support the added rolling capacity. This added annealing capacity gives the Company the ability to offer either bright annealed finish or anneal and pickled finish that will be determined by specifications, application or type of alloy.

The Company also produces bar and billet product through a series of bar mills and a forge press operation that is located at the Kokomo, Indiana facility.

The Arcadia, Louisiana facility uses feedstock produced at the Kokomo facility to fabricate welded and seamless alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. The manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces and pickling facilities. The Company recently completed a capital investment project that added capacity in the above-mentioned processes.

The Mountain Home, North Carolina facility primarily manufactures finished high-performance alloy wire. Finished wire products and powder are also warehoused at this facility.

Backlog

The Company defines backlog to include firm commitments from customers for delivery of product at established prices.  At any given time, approximately 50% of the orders in the backlog include prices that are subject to adjustment based on changes in raw material costs.  Historically, approximately 70% of the Company’s backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the Company’s business conducted at its service and sales centers on a spot or “just-in-time” basis. For additional discussion of backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

Consolidated Backlog at Fiscal Quarter End

	2016	2017	2018	2019	2020

	(in millions)
1st quarter	$204.7	$167.3	$205.7	$237.8	$237.6
2nd quarter	193.5	170.8	212.3	253.0	204.7
3rd quarter	187.2	180.9	220.6	254.9	174.6
4th quarter	168.3	177.3	216.0	235.2	153.3

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical and wear test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high-temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2020, the technology, engineering and technological testing staff consisted of 25 persons, 13 of whom have engineering or science degrees, including 7 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

During fiscal 2020, research and development projects were focused on new alloy development, new product form development, supportive data generation and new alloy concept validation, relating to products for the aerospace, industrial gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing) and power generation.

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

In recent years, the Company experienced strong price competition from competitors who produce both stainless steel and high-performance alloys due primarily to weakness in the stainless steel market. Increased competition requires the Company to price its products competitively, which pressures the Company’s gross profit margin and net income.  The Company continues to respond to this competition through alloy and application development, increasing emphasis on service centers, offering value-added services, improving its cost structure and striving to improve delivery times and reliability.

With the global effects of the COVID-19 pandemic, pricing pressure has increased in many of the Company’s industries.  The Company’s effectiveness in managing its cost structure and pricing for the value provided will likely be a key determinant of future profitability and competitiveness.

Human Capital Resources

The Company values its workforce as one of its most important assets.  Accordingly, the Company has adopted and maintains a number of programs and practices designed to attract and retain the best available personnel.

Succession and Recruitment

The Company has an organizational development and succession planning process in place for human capital strategic planning.  The strategic development process often consists of multi-year succession and development plans. Such succession plans have been utilized in departments such as Sales & Distribution, Research &Technology, Marketing and Manufacturing.

In response to the COVID-19 pandemic and other market forces that have altered, and are expected to continue to alter, the workforce and the manner in which it functions, the Company is redefining how many roles within the Company may be performed.  For example, through experience with the COVID-19 pandemic, the Company has learned that many non-production employees are able to perform all or substantially all of their job functions outside of the office.  In addition, virtual meetings have been used to substantially reduce travel as well as in-person contact.  The Company is evaluating the effects of these and other changes on its current and future workforce, including their potential to provide the Company access to a broader recruiting pool for potential new employees, including workers in specialized areas such as metallurgy and other with specialties relating to the Company’s products, flexible role descriptions and/or working arrangements and other matters.

COVID-19 – Related Programs

Economic conditions have limited hiring and succession planning implementation in some areas.  In fiscal 2020, the Company predominantly hired new personnel in order to backfill crucial positions.  Hiring for succession planning or bench strength has subsided during the economic downturn in business related to the COVID-19 pandemic and other factors.

The onset of COVID-19 in the United States in fiscal 2020 and the ongoing economic downturn created additional risk related to key person retention and succession planning.  In response to the economic conditions created by the COVID-19 pandemic, the Company implemented voluntary retirement incentives, reductions-in-force, unpaid furloughs and compensation reductions, which have created additional challenges to developing and retaining staff.  In order to attempt to ease the effects of such actions, the Company extended health insurance to furloughed employees for certain periods, offered paid sick leave for certain periods and encouraged use of the Company’s existing wellness and mental health services through its employee assistance program.

However, the cost saving measures created higher risk of turnover of key employees.  Additionally, if other industries rebound faster than the Company’s end markets, particularly aerospace, those circumstances could create competition for the Company’s acquisition and retention of employees with specific skill sets.  Limited dedicated resources and commitment for developmental positions may also impact the success and rate of succession and development efforts.  Nonetheless, the Company has established formal and informal development activities to promote employee retention and position the Company for success in the long term.

Retirement and Exit Programs

The Company has established a phased retirement program to sustain the Company’s access to institutional knowledge of employees with specialized skill sets who would like to phase into retirement.  At the same time, the program is designed to facilitate a smooth transition for their successors.  This program has been limited in its use but strategically beneficial.

The Company also utilizes exit interviews and on-boarding interviews to provide feedback regarding turnover and employee desires for growth and development.  These interviews are also utilized to identify drivers of voluntary turnover and departures from the Company.  Employee turnover rate and reasons, including voluntary and involuntary departures, are monitored annually.  The global turnover rate in fiscal 2020 was 22%, compared to an average of 14% in the prior two fiscal years.  Both voluntary and involuntary terminations, including retirements, are used to calculate the turnover rate.  The reduction-in-force resulting from the COVID-19 pandemic accounted for most of the increased turnover rate in fiscal 2020.

Compensation Equity

In fiscal 2020, the Company conducted an inflation-adjusted compensation analysis to promote competitive compensation.  This analysis took into account ranges for the geographical area, education level and job title under consideration.  The Company’s Human Resources Department develops offers for new salaried employees and also develops and administers promotions to maintain the internal integrity of the compensation levels for comparable positions.  The Compensation Committee, with the recommendation of the full Board in the case of incentive compensation, determines annual salaries of the Company’s executive management team, taking into account similarly situated executives employed by a peer group of companies while also considering input of the Compensation Committee’s independent compensation consultant.

Diversity and Inclusion

The Corporate Governance and Nominating Committee of the Board (the “Governance Committee”) considers diversity as a criteria evaluated as a part of the attributes and qualifications a Board candidate possesses.  The Governance Committee construes the notion of diversity broadly, considering differences in viewpoint, professional experience, education, skills and other individual qualities, in addition to race, gender, age, ethnicity and cultural backgrounds as elements that contribute to a diverse Board.  In keeping with this diversity commitment, the two most recent directors appointed to the Board, each of whom brings substantial experience in the form of executive leadership in the specialty metals industry and the U.S. Air Force, respectively, further the Board’s goal of enhancing diversity.

Management also considers similar broad concepts of diversity in its hiring practices as well as its selection of vendors, contractors and other service providers.  As a federal government subcontractor, the Company follows federal rules and regulations relating to diversity and other matters, including reporting requirements.

In fiscal 2020, the Company’s Chief Executive Officer sent an open letter to employees in response to the racial and diversity issues being addressed more broadly in the United States and elsewhere.  In that letter, he affirmed the Company’s commitment to diversity and solicited questions and comments from employees regarding these matters.  As a result of that letter, the Chief Executive Officer held numerous one-on-one conversations with employees in connection with these issues and thereby gained valuable insight from the employees’ perspective.

Company Culture

The Company has controls in place relating to compliance with the Company’s Code of Business Conduct and Ethics, including a requirement for annual employee certification of that code as well as an established whistleblower hotline and related procedures.  In addition, human capital management, and more specifically employee hiring and retention, are included within the Company’s Enterprise Risk Management program, which is subject to Board oversight through regular reporting.

Community Involvement

The Company has used internships and partnerships with universities to enrich recruiting efforts, particularly for technical roles such as research, alloy development and engineering.  The Company has also utilized outreach and partnerships with local community resources at all major locations such as community and technical colleges, workforce development agencies, industry groups and other entities to strengthen the Company’s hiring process and expand the future workforce candidate pool.

Employee Engagement and Wellness

The Company has a long-standing tuition reimbursement program to assist employees with the continuation of their educations.  In addition, employee assistance programs offer counseling for emotional, financial and family issues.  Continuing financial planning education is provided by the Company’s 401(k) plan administrator to assist employees in financial and retirement planning.  For many years, the Company’s investment in human capital has involved commitments to worker training, apprenticeship programs and funding college scholarships.

In response to COVID-19, the Company adopted a broad approach to increased safety, including work-at-home arrangements for employees who were able to do so, temporary furloughs to decrease the number of people in its facilities, requirements for the wearing of masks and for social distancing, increased cleaning between shifts, readily available hand sanitizing stations, widespread signage reminding employees of the importance of these measures and other steps.

Management and Board Oversight

Management is engaged in the Company’s efforts regarding management of human capital resources at all levels through regular informational meetings, the Company’s Enterprise Risk Management program and organized succession planning.  The Board oversees these activities through regular reports by senior management regarding new or altered programs and as part of the Enterprise Risk Management process.  In addition, the Compensation Committee of the Board is actively engaged in monitoring and encouraging diversity at the Board level as well as achieving and maintaining internal and external pay equity for the executive team and the Board members while overseeing incentive compensation more broadly throughout the organization.  In promoting external pay equity, the Board and the Compensation Committee make use of peer comparisons and benchmarking measures.

Employee Statistics

As of September 30, 2020, the Company employed 1,037 full-time employees and 17 part-time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants (498 in the aggregate) are covered by two collective bargaining agreements.

On July 1, 2018, the Company entered into a new five-year collective bargaining agreement with the United Steelworkers of America Local 2958, which covers eligible hourly employees at the Kokomo, Indiana plant. This agreement will expire in June 2023.

On December 21, 2015, the Company entered into a collective bargaining agreement with the United Steelworkers of America Local 1505, which covers eligible hourly employees at the Company’s Arcadia, Louisiana plant. This agreement will expire in December 2020 and the Company along with the United Steelworkers of America Local 1505 have agreed to negotiate a new agreement.

Management believes that current relations with the union are satisfactory.

Environmental Compliance

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

The Company’s facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance, which are primarily included in Cost of sales on the Consolidated Statements of Operations, were approximately $3.0 million for fiscal 2020 and are currently expected to be approximately $3.0 million for fiscal 2021.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $0.3 million were made for pollution control improvements during fiscal 2020, with additional expenditures of approximately $0.7 million for similar improvements planned for fiscal 2021.

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environment and Natural Resources to close and provide post-closure environmental monitoring and care for certain areas of its Kokomo and Mountain Home, North Carolina facilities, respectively.

The Company is required among other things to monitor groundwater and to continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater on the Company’s property.  These levels are stable or decreasing, but additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

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

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company worked with the department to determine the extent of the issue and appropriate remediation.  Remediation activities have been completed, and the Company has submitted a “No Further Action” (NFA) request.  The NFA request is currently pending.

Legal Compliance

In addition to environmental laws and regulations, the Company must comply with a wide variety of other laws and regulations, including, without limitation, federal and state securities laws, Delaware corporate law and safety laws and regulations.  The Company continues to engage in collaboration with key stakeholders, such as customers and regulators, to adapt to changing regulatory expectations.  Compliance with law and government regulations is not expected to have any material effect upon capital expenditures, earnings or the competitive position of the Company.

Environmental, Social and Governance Matters

In addition to the information set forth below, further information regarding the Company’s environmental, social and governance activities can be found under the Sustainability tab on the Company’s website at www.haynesintl.com/company-information/sustainability.

Governance and Social Matters

The Company is committed to a culture of openness, trust and integrity in all aspects of its business. It is critical that all employees, vendors and customers understand and accept that, in everything it does, the Company will conduct itself from the perspective of “doing the right thing for the right reason” at all times.

The Company has a number of policies in place governing social and ethical issues, including, without limitation:

●	Code of Business Conduct and Ethics
●	Anti-Harassment Policy
●	Human Rights Policy
●	Human Trafficking Policy
●	Anti-Corruption Policy
●	Conflict Minerals Policy
●	Gift Policy
●	Supplier Code of Conduct

All Company employees must certify compliance with the Code of Business Conduct and Ethics annually, and regular training is provided to employees regarding these and other policies. In addition, the Company maintains a whistleblower hotline with access available on an anonymous basis online or by telephone.

Environmental Matters

The Company has an enterprise level environmental policy, which focuses on fostering a safe workplace, while protecting the environment and complying with laws and health and safety management systems. The Company utilizes available resources to improve quality, environmental and health and safety management systems, as well as set objectives and targets for each. This policy is communicated to contractors and vendors who provide services on site, and the Company periodically audits selected suppliers from an environmental compliance perspective.

The Company is conscious of its environmental impact and is actively working to lighten its carbon footprint.  The ever-increasing demand for clean energy generation has led to the development of several emerging technologies that require high-temperature alloys for demanding operating conditions.

Since the invention of HASTELLOY® X alloy in 1954, the Company’s alloys have made it possible for aerospace engines to run at high temperatures for long periods of time. Engines being placed in service today reportedly consume 15% less fuel, produce 50% less pollutants and reduce the noise footprint near airports compared to the previous generation of airplane engines.  The environmental related improvements stem in part from the increased use of alloys, such as HASTELLOY® X, HAYNES® 188, 230®, 282®, 242®, 244® and other Haynes invented alloys.

In addition to the Company’s alloys for energy production and powering modern aircraft in a more environmentally friendly manner, the Company’s alloys are used in chemical plants that produce ecologically safe agrichemicals which help to feed the world’s growing population.  Company-invented HASTELLOY® G-35®, HYBRID-BC1® and C-276 alloys are commonly used in these applications. In addition, HASTELLOY® C-22®, C-2000® and B-3® alloys are used by the pharmaceutical companies for production of chemicals.

Renewable power generation offers the promise of producing power from nature’s resources, such as wind, sun, rivers and oceans, with minimal depletion to the Earth’s resources and damage to the environment.  Many renewable energy technologies require the capture of energy at very high temperatures in extreme environments for which the Company’s alloys are well suited.  For example, the Company’s materials withstand intense heat in concentrated solar power plants to facilitate storable thermal power to generate electricity after the sun sets.

Since fiscal year 2010, the Company has invested more than $2.0 million in energy conservation programs, and as a result, the Company now saves approximately $1.1 million in energy costs per year. The Company has specific targets in place for reducing electricity and natural gas consumption in its energy conservation programs.

The Company maintains an environmental management system certified to the ISO 14001:2015 standard, and Kokomo operations are ISO 50001:2018 certified. The Company’s facilities are subject to periodic inspection by various regulatory authorities.

Safety Matters

Safety is the Company’s top priority.  Listed below are certain improvement efforts the Company has implemented in order to reduce occurrences of injuries, occupational diseases and work-related fatalities.

●	Each year, employees receive emergency preparedness training, and the Company conducts severe weather and fire drills periodically.
●	Employees attend refresher training annually. This training includes coverage of the following items: Lock Out Tag Out, Confined Spaces, First Aid and Bloodborne Pathogens, Fire Prevention and Emergency Action Plan, Hearing Conservation, Hand Safety, Personal Protective Equipment requirements, Working Around Mobile Equipment and Walking and Working Surfaces.
●	All of the Company’s manufacturing sites have a volunteer Emergency Response Team (ERT). The ERT members are state-certified trained in first aid and HAZMAT response.
●	Company supervisors receive OSHA-10 Hour and Incident Investigation training.
●	The Company conducts routine departmental safety audits.

The Company extends its health and safety policies to suppliers, visitors and contractors. When suppliers, visitors and contractors come on site, they receive safety training. The training includes a review of relevant policies, required personal protection equipment, emergency procedures and specific hazards that may be encountered.

Executive Officers of the Company

The following table sets forth certain information concerning the persons who served as executive officers of the Company as of September 30, 2020. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Michael L. Shor	61	President and Chief Executive Officer
Daniel W. Maudlin	54	Vice President—Finance, Treasurer and Chief Financial Officer
Janice W. Gunst	48	Vice President—General Counsel & Corporate Secretary
Venkat R. Ishwar	68	Vice President—Marketing & Technology
Marlin C. Losch	60	Vice President—Sales & Distribution
Jean C. Neel	61	Vice President—Corporate Affairs
Scott R. Pinkham	53	Vice President—Tube & Wire Products
David L. Strobel	59	Vice President—Operations
Gregory W. Tipton	59	Vice President & Chief Information Officer
David S. Van Bibber	49	Controller and Chief Accounting Officer

Mr. Shor was elected President and Chief Executive Officer of the Company in September 2018.  Prior to that, he served as interim President and Chief Executive Officer of the Company from May 2018 through September 2018 and Chairman of the Board of the Company from February 2017 through September 2018. Mr. Shor has been a director since 2012.

Mr. Maudlin has served as the Vice President-Finance, Treasurer and Chief Financial Officer of the Company since December 2012.

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

The risks and uncertainties described below are not the only ones we face and represent risks that our management believes are material to investors regarding an investment in our Company and our business.  Additional risks and uncertainties not presently known to us or that we currently deem not material may also harm our business.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed.

Risks Related to the COVID-19 Pandemic

Our results of operations, financial condition and cash flows have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the global outbreak of COVID-19.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The outbreak of COVID-19 and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. We have already experienced many effects of COVID-19, including partial shutdowns, quarantine of certain employees, temporary and permanent layoffs, pay cuts and mandatory unpaid furloughs, decreased demand for our products, increased pricing pressures and changes to our business strategies and management attention.  The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable due to lower revenue leading to lower volumes and unfavorable fixed cost absorption, including the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time because of the factors above, but may materially adversely affect our business, results of operations, financial condition and cash flows. The aerospace market, our largest market, has been particularly hit hard by the addition of COVID-19 issues to the pre-existing issues with the grounding of the Boeing 737 MAX related to safety concerns of that aircraft, and we cannot determine what further effect that exacerbating factor will have on the aerospace market.  Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. Our indebtedness may also increase due to our need to increase borrowing to fund operations during a period of reduced revenue.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.

Risks Related to Our Markets

Our revenues may fluctuate widely based upon changes in demand for our customers’ products.

Demand for our products is dependent upon and derived from the level of demand for the machinery, parts and equipment produced by our customers, which are principally manufacturers and fabricators of machinery, parts and equipment for highly specialized applications. Historically, certain of the markets in which we compete have experienced unpredictable, wide demand fluctuations, such as the current conditions in the aerospace industry. Because of the comparatively high level of fixed costs associated with our manufacturing processes, significant declines in those markets have had a disproportionately adverse impact on our operating results.

We have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In fiscal 2002, 2003, 2009, 2010, 2013, 2016 and 2020, our net revenues, when compared to the immediately preceding year, declined by approximately 10.3%, 21.2%, 31.1%, 13.0%, 16.7%, 16.6% and 22.4%, respectively. We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our business.  Currently, the COVID-19 pandemic has significantly decreased demand for our products across all of our markets, but particularly in the aerospace industry, which is also affected by issues relating to the Boeing 737 MAX.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2020, represented approximately 35% of our total cost of sales. Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end markets, successfully increasing our market share and continued acceptance of our new products into the marketplace.  Currently, the COVID-19 pandemic has significantly decreased demand, and therefore, sales volume of our products.  Failure to effectively utilize our manufacturing assets, including as a result of the COVID-19 pandemic, may continue to negatively impact our business.

We operate in cyclical markets.

A significant portion of our revenues is derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 50.5% of our total sales in fiscal 2020.  Our chemical processing and industrial gas turbine sales constituted 16.6% and 14.9%, respectively, of our total sales in fiscal 2020.  Each of these markets has been adversely impacted by the global economic effects of the COVID-19 pandemic.

The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, the continued grounding of the Boeing 737 MAX airliner, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic (including the dramatic decrease caused by COVID-19), the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns (including those arising from COVID-19).

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

The industrial gas turbine market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors, the increase in renewable energy and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Decreased demand for our products in the industrial gas turbine industry may have a material adverse effect on our business.

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

The success of our business will depend, in part, on the success of new and existing commercial aircraft programs.  We are currently under contract to supply components for a number of commercial aircraft programs.  As a result of COVID-19, the continued grounding of the Boeing 737 MAX and other factors, commercial aircraft programs are scheduled to have production decreases over the next several years.   Further cancellation, reductions or delays of orders or contracts by our customers or in any of these programs, or regulatory or certification-related groundings or other delays or cancellations to new or existing aircraft programs or to the scheduled production increases for any aircraft programs, including as may be related to any prolonged period of the current decrease in passenger air traffic, could exacerbate the material adverse effect on our business.  The grounding of the Boeing 737 MAX passenger airliners continues worldwide as The Boeing Company works to resolve problems with that aircraft.  The effect of any future action on our business is currently unknown, but changes in production schedules to date have had, and future changes may also have, a material adverse effect on our business.

The competitive nature of our business results in pressure for price concessions to our customers and increased pressure to reduce our costs.

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant price concessions to our customers in the aerospace, chemical processing and power generation markets from time to time, and we expect customer pressure for further price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. With the global effects of the COVID-19 pandemic, pricing pressure has increased in many of our industries.  Our effectiveness in managing our cost structure and pricing for the value provided will be a key determinant of future profitability and competitiveness.

Aerospace demand is primarily dependent on two manufacturers.

A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus.  A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe, utilization levels of commercial and military aircraft, success of new commercial and military aircraft programs and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces, most of which have been adversely affected by the economic effects of the COVID-19 pandemic.  Significant interruptions and slowdowns in the number of new aircraft built by the aircraft manufacturers has and may continue to have a material adverse effect on our business.  As noted above, future actions relating to the worldwide grounding of the Boeing 737 MAX passenger airliner by The Boeing Company, as well as the ongoing effects of the COVID-19 pandemic may continue to have a material adverse effect on our business.

During periods of lower demand in other alloy markets, some of our competitors may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

We have experienced increased competition from competitors who produce both stainless steel and high-performance alloys. Due to continued under-utilization of capacity in the stainless steel market as well, as the adverse impacts of the COVID-19 pandemic, we believe these competitors continue to increase their production levels and sales activity in high-performance alloys to keep capacity in their mills as full as possible, while offering very competitive prices and delivery times. If the stainless steel market does not improve, continued competition from stainless steel producers could negatively impact our average selling price and reduce our gross profit margin.

In addition, as a result of the competition in our markets, we have made significant price concessions to our customers from time to time, and we expect customer pressure for further price concessions to continue, particularly given the effects of the COVID-19 pandemic. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure through changing circumstances will be a key determinant of future profitability and competitiveness.

Periods of reduced demand and excess supply as well as the availability of substitute lower-cost materials can adversely affect our ability to price and sell our products at the profitability levels we require to be successful.

Additional worldwide capacity and reduced demand for our products could significantly impact future worldwide pricing, which would adversely impact our business.  In recent years, several of our competitors have added capacity that represents direct competition with the Company’s business.  In addition, continued availability of lower-cost, substitute materials may also cause significant fluctuations in future results as our customers opt for a lower-cost alternative.  The impacts of the COVID-19 pandemic have also reduced demand for our products globally and have significantly increased customer requests to reduce pricing or delay delivery.

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

Risks Related to Raw Materials

Rapid fluctuations in the prices of nickel, cobalt and other raw materials may materially adversely affect our business.

To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, cobalt and other raw materials that we use in large quantities, there may be a negative effect on our gross profit margins. In fiscal 2020, nickel, a major component of many of our products, accounted for approximately 41% of our raw material costs, or approximately 14% of our total cost of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel or other raw material prices to our customers. In other cases, we fix the nickel or other raw materials component of our prices for a period of time through the life of a long-term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our raw material inventory, but which does not allow us to offset an unexpected rise in the price of raw materials. The COVID-19 pandemic has affected raw material pricing by increasing the unpredictability of our profitability and its future effects are unknown.   We may not be able to successfully offset rapid changes in the price of nickel, cobalt or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

Our business cycle is long, involving multiple steps.  These refining steps generate high revert scrap pounds that are recycled back through the melt at metal value.  This scrap cycle also contributes to a long position as it relates to commodity price risk.

Our results of operations may also be negatively impacted if both customer demand and raw material prices rapidly fall at the same time. Because we value our inventory utilizing the first-in, first-out inventory costing methodology, a rapid decrease in raw material costs has a negative effect on our operating results. In those circumstances, we recognize higher material cost in cost of sales relative to lower raw material market prices that drive the sales price.

In addition, we periodically enter into forward purchase agreements for our raw material supply. If we enter into a forward purchase agreement which is not matched to one or more customer contracts with fixed raw material prices, a rapid or prolonged decrease in the price of significant raw materials could adversely impact our business.

Our business is dependent on a number of raw materials that may not be available.

We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability of these materials may be influenced by private or government cartels, changes in world politics, additional regulation, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation, general economic conditions and export quotas imposed by governments in nations with rare earth element supplies.  The ability of key material suppliers to meet quality and delivery requirements or to provide materials on terms acceptable to us is beyond our control and can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also decrease availability, thereby adversely affect our business.

If suppliers are unable to meet our demands, we may not have alternative sources of supply. In some cases, we have entered into exclusive supply agreements with respect to raw materials, which could adversely affect our business if the exclusive supplier cannot meet quality and delivery requirements to provide materials on terms acceptable to us.

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

Risks Related to Our Production and Operations

Our operations are dependent on production levels at our Kokomo facility.

Our principal assets are located at our primary integrated production facility in Kokomo, Indiana and at our production facilities in Arcadia, Louisiana and in Mountain Home, North Carolina. The Arcadia and Mountain Home plants, as well as all of the domestic and foreign service centers, rely to a significant extent upon feedstock produced at the Kokomo facility. During fiscal 2020, we endured a temporary shut-down of most of the Company’s production operations which impacted our operations and financial results.  Any further production failures, shutdowns (including those associated with COVID-19) or other significant problems at the Kokomo facility could have a material adverse effect on our financial condition and results of operations. We maintain property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss. Although we believe that our insurance is adequate to cover any such losses, that may not be the case. Additionally, our insurance policies include deductibles that would require us to incur losses that could have an adverse effect on our financial results in the event a significant interruption occurs.  One or more significant uninsured losses at our Kokomo facility may have a material adverse effect on our business.

In addition, from time to time we schedule planned outages on the equipment at our Kokomo facility for maintenance and upgrades. These projects are subject to a variety of risks and uncertainties, including a variety of market, operational and labor-related factors, many of which may be beyond our control. The COVID-19 pandemic has made it necessary for us to shut down portions of our operations periodically in the last several months.  The pandemic, and its effect on our markets and our business, has also required us to temporarily or permanently lay off certain personnel.  Should a planned or unplanned shut down on a significant piece of equipment, or a significant decrease in personnel, last substantially longer than originally planned, there could be a material adverse effect on our business.

Our production may be interrupted due to equipment failures, lack of critical spares, or other events affecting our factories.

Our manufacturing processes depend on certain sophisticated and high-value equipment, some of which has been in operation for a long period of time for which there may be only limited or no production alternatives. Failures of this equipment, or the lack of critical spares to timely repair this equipment, could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished products and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events (including the COVID-19 pandemic). While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage, failure or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days, which could have a material adverse effect on our business. Natural or manmade events (including the COVID-19 pandemic) that interrupt significant manufacturing operations of our customers also could have a material adverse effect on our business.

Issues related to our agreements with Titanium Metals Corporation could require us to make significant payments and could disrupt our operations and materially affect our financial results.

We entered into a Conversion Services Agreement and an Access and Security Agreement with Titanium Metals Corporation (TIMET) in November 2006 that provide for the performance of certain titanium conversion services through November 2026. In 2012, TIMET was acquired by Precision Castparts Corp. which owns Special Metals Corporation, a direct competitor of ours. Events of default under the Conversion Services Agreement include (a) a change in control in which the successor does not assume the agreement, (b) a violation by us of certain non-compete obligations relating to the manufacture and conversion of titanium and (c) failure to meet agreed-upon delivery and quality requirements. If an event of default under the Conversion Services Agreement occurs, TIMET could require us to repay the unearned portion of the $50.0 million fee paid to us by TIMET when the agreement was signed, plus liquidated damages of $25.0 million. Our obligations to pay these amounts to TIMET are secured by a security interest in our four-high Steckel rolling mill, through which we process a substantial amount of our products. In addition, the Access and Security Agreement with TIMET includes, among other terms, an access right that would allow TIMET to use certain of our operating assets, including the four-high mill, to perform titanium conversion services in the event of our bankruptcy or the acceleration of our indebtedness. Exercise by TIMET of its rights under its security interest following a default and non-payment of the amounts provided in the Conversion Services Agreement or exercise of the access rights under the Access and Security Agreement could cause significant disruption in our Kokomo operations, which would have a material adverse effect on our business.

In addition, the Conversion Services Agreement contains a requirement that we reserve a significant amount of capacity exclusively for TIMET.  That agreement does not contain a volume commitment on TIMET’s part.  The agreement also severely limits our ability to manufacture titanium for any customer other than TIMET.  In recent years, our levels of business with TIMET have fluctuated.  In fiscal 2020, our levels of business with TIMET decreased as a result of the COVID-19 pandemic and other factors.  Should TIMET continue to underutilize its reserved capacity, we would not be able to reallocate that capacity, which could negatively impact our business.

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

Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 54% percent of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. The Company entered into two collective bargaining agreements with the United Steel Workers of America which cover eligible hourly employees at the Company’s Arcadia, Louisiana and Kokomo, Indiana facilities. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. In addition, other Company facilities could be subject to union organizing activity. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

Product liability and product warranty risks could adversely affect our operating results.

We produce many critical products for commercial and military aircraft, industrial gas turbines, chemical processing plants and pharmaceutical production facilities.  Failure of our products could give rise to substantial product liability and other damage claims as well as reputational harm. We maintain insurance addressing this risk, but our insurance coverage may not be adequate or insurance may not continue to be available on terms acceptable to us.

Additionally, we manufacture our products to strict contractually-established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a product, we may be subject to warranty costs to repair or replace the product itself and additional costs related to customers’ damages or the investigation and inspection of non-complying products. These costs are generally not insured.

Risks Related to our Research and Technology Activities

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

Risks Related to Our Cybersecurity Activities

We are subject to risks relating to our cybersecurity measures and to misappropriation of information generally.

We have put in place a number of systems, processes and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information or disruption of our operations including unauthorized access to our networks, servers and data, encryption of network access and the introduction of malware. Despite our cybersecurity efforts, we could be subject to breaches of security systems which may result in unauthorized access, misappropriation, corruption or disruption of the information we are trying to protect, in which case we could suffer material harm. For example, access to our proprietary information regarding new alloy formulations would allow our competitors to use that information in the development of competing products. Current employees have, and former employees may have, access to a significant amount of information regarding our Company which could be disclosed to our competitors or otherwise used to harm us. Any misappropriation or corruption of our systems and information or disruption of our operations could have a material adverse effect on our business.

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

We depend on our information technology infrastructure to support the current and future information requirements of our operations which exposes us to risk.

Management relies on our information technology infrastructure, including hardware, network, software, people and processes, to provide useful information to support assessments and conclusions about operating performance. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our business.

Risks Related to Our Finance Activities

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

We are a U.S. based company with customers and suppliers in foreign countries. We import various raw materials used in our production processes, and we export goods to our foreign customers. The United States, the European Commission, countries in the EU, including the United Kingdom, and other countries where we do business may change relevant tax, border tax, accounting and other laws, regulations and interpretations, that may unfavorably impact our effective tax rate or result in other costs to us.  In addition, the Company has deferred tax assets on its balance sheet which could be subjected to unfavorable impacts if tax rates are reduced, such as those that occurred at the end of calendar year 2017.

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

We may not be able to obtain financing on terms that are acceptable to us.

The global capital markets have been adversely affected by the economic effects of the COVID-19 pandemic.  Terms for borrowers have become significantly less favorable.  As a result of this and other issues, we may not be able to obtain needed financing on terms that are acceptable to us.

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

Risks Related to Our Global Operations

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

A global recession or disruption in the global financial markets, including any significant tariff impositions or trade wars, presents risks and uncertainties that we cannot predict.  During recessionary economic conditions or financial market disruptions, we face risks that may include:

●	declines in revenues and profitability from reduced or delayed orders by our customers;
●	supply problems associated with any financial constraints faced by our suppliers;
●	restrictions on our access to credit sources;
●	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and
●	increases in corporate tax rates to finance government spending programs.

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

We anticipate that we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. Distributors, regulators or government agencies may not continue to accept our products, services and business practices. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the trade regulations of various jurisdictions, including tariffs and other possible punitive measures. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions any one or more of which may adversely affect our business, including:

●	our ability to obtain, and the costs associated with obtaining, U.S. export licenses and other required export or import licenses or approvals;
●	changes in duties and tariffs, quotas, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
●	policy changes affecting the market for our products;
●	burdens of complying with the Foreign Corrupt Practices Act and a wide variety of foreign laws and regulations;
●	business practices or laws favoring local companies;
●	fluctuations in foreign currencies;
●	restrictive trade policies of foreign governments;
●	longer payment cycles and difficulties collecting receivables through foreign legal systems;
●	difficulties in enforcing or defending agreements and intellectual property rights; and
●	foreign political or economic conditions.

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

The war on terrorism, as well as political and social turmoil (including global recessions or interruptions in financial markets, whether or not related to COVID-19), could put pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities, and could adversely affect the financial condition of our suppliers and customers and affect customer decisions as to the amount and timing of purchases from us. As a result, our business could be materially adversely affected.

Risks Related to Our Legal and Environmental Activities

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

We may also incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Our operations generate hazardous substances, many of which we accumulate at our facilities for subsequent transportation and disposal or recycling by third parties off-site. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to liability under CERCLA and state counterparts. In addition, we may have generated hazardous substances disposed of at sites which are subject to CERCLA or equivalent state law remedial action. We have been named as a potentially responsible party at one site. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators and other potentially responsible parties regardless of fault. If we are named as a potentially responsible party at other sites in the future, the costs associated with those future sites could have a material adverse effect on our business.

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

Regulation and forms of legislation aimed at regulating environmental issues, including greenhouse gas emissions, have been and will likely continue to be considered globally.  As a high-performance alloy manufacturer, we may be affected, both directly and indirectly, if environmental legislation requires us or our customers, suppliers or partners to adjust manufacturing or other relevant processes, or to otherwise incur costs of compliance, which could have a material adverse impact on our business.

Government regulation is increasing and if we fail to comply with such increased regulation, we could be subject to fines, penalties and expenditures.

The United States Congress has adopted several significant pieces of legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including conflict minerals regulations, that affect our operation as well as those of other publicly traded companies. In addition, regulations relating to data protection and privacy law have become increasingly stringent.  We may be subject to significant fines and penalties, as well as reputational risks or customer disqualification or dissatisfaction, if we fail to comply with these laws or their implementing regulations, and the increasingly stringent regulations could require us to make additional unforeseen expenditures. Any such fines, penalties or expenditures could have a material adverse effect on our business.

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

Our business could be materially and adversely affected by climate change and related matters.

We analyze climate change risks in two separate categories: transition risks and physical risks. Transition risks are those risks relating to the transition of the global economy to a focus on more climate-friendly technologies. This transition could have adverse financial impacts on us in several ways.  For instance, more stringent environmental policies or regulations could lead to increased expenses relating to green-house gas emissions or other emissions that could increase our operating costs.  Enhanced emissions-reporting or shifting technology could require us to write off or impair assets or retire existing assets early. Increased environmental mandates could also increase our exposure to litigation.  We could be required to incur increased costs and significant capital investment to transition to lower emissions technology. In addition, overall market shifts could increase costs of our raw materials and cause unexpected shifts in energy costs.  Market shifts could also bring a prompt change in our overall revenue mix and sources, resulting in reduced demand in alloys and a decrease in revenues.  The entire industry could be stigmatized as not friendly to the environment, which could adversely affect our reputation and our business, including due to difficulties in employee hiring and retention and our ability to access capital. Any of these matters could materially and adversely affect our business, financial condition or results of operations.

Physical risks from climate change that could affect our business include acute weather events such as floods, tornadoes or other severe weather and ongoing changes such as rising temperatures or extreme variability in weather patterns. These events could lead to increased capital costs from damage to our facilities, increased insurance premiums

or reduced revenue from decreased production capacity based on supply chain interruptions.   Any of these events could have a material adverse effect on our business, financial condition or results of operations.

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

We maintain various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. We were required to obtain new property insurance coverage for fiscal 2020 as a result of adjustments in the business strategy of our previous property insurance carrier.  This has resulted in lower levels of coverage, a higher deductible and higher premiums.  As a result, in the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our business.  Furthermore, the insurance industry, or our carriers specifically, may continue to alter their business models in manners that are unfavorable to us, resulting in insufficient or more costly coverage, which could adversely affect our business.

General Risk Factors

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians and sales and marketing staff. We also face hiring challenges relating to the location of our business.  All of these risks have been exacerbated as a result of the COVID-19 pandemic and the cost savings measures the Company has implemented as a result.  If we are unable to recruit, hire and retain skilled employees, our new product and alloy development and commercialization could be delayed and our marketing and sales efforts could be hindered, which would adversely impact our business.

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

We have undertaken, and may continue to undertake, significant capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including the ability of management to ensure the necessary resources are in place to properly execute these projects on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule, customer demand (which fluctuates as a result of the cyclical markets in which we operate, as well as other factors) and our ability to implement these projects with minimal impact to our existing operations. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our business may be materially adversely affected.

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

The stock market can be highly volatile. The market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including, but not limited to, those described elsewhere in this “Risk Factors” section and those listed below:

●	fluctuations in the market price of nickel (or other raw materials, such as cobalt, molybdenum or ferrochrome) or energy;

●	market conditions in the end markets into which our customers sell their products, principally aerospace, power generation and chemical processing;
●	implementation of barriers to free trade between the United States and other countries;
●	announcements of technological innovations or new products and services by us or our competitors;
●	the operating and stock price performance of other companies that investors may deem comparable to us;
●	announcements by us of acquisitions, alliances, joint development efforts or corporate partnerships in the high-temperature resistant alloy and corrosion-resistant alloy markets;
●	market conditions in the technology, manufacturing or other growth sectors; and
●	rumors relating to us or our competitors.

We may not continue to pay dividends at the current rate or at all.

Any future payment of dividends, including the timing and amount thereof, will depend upon our Board of Director’s assessment of the economic environment, our operations, financial condition, projected liabilities, compliance with contractual restrictions in our credit agreement, restrictions imposed by applicable law and other factors.

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

Recent actions by proxy advisory firms and large institutional shareholders may affect our stock price.

In recent periods, both Institution Shareholder Services and Glass Lewis, two primary proxy advisory firms, as well as large institutional investors, have emphasized the importance of disclosure regarding the environmental, social and governance actions taken by publicly traded companies.  If we are unable to achieve acceptable scores relating to these matters, our stock price and reputation may be affected.

Item 1B.  Unresolved Staff Comments

There are no unresolved comments by the staff of the U.S. Securities and Exchange Commission.

Item 2.  Properties

Manufacturing Facilities.  The Company owns manufacturing facilities in the following locations:

●	Kokomo, Indiana—manufactures and sells all product forms, other than tubular and wire goods;
●	Arcadia, Louisiana—manufactures and sells welded and seamless tubular goods; and
●	Mountain Home, North Carolina—manufactures and sells high-performance alloy wire and bar.

The Kokomo plant, the Company’s primary production facility, is located on approximately 180 acres of industrial property and includes over 1.0 million square feet of building space. There are three sites consisting of (1) a headquarters and research laboratory; (2) primary and secondary melting, forge press and several smaller hot mills; and (3) the Company’s four-high Steckel rolling mill and sheet product cold working equipment, including two cold rolling mills and three annealing furnaces.  All alloys and product forms other than tubular and wire goods are produced in Kokomo.

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

●	Openshaw, England
●	Lenzburg, Switzerland

The Openshaw plant, located near Manchester, England, consists of approximately 5 acres of land and over 85,000 square feet of buildings on a single site.

In addition, the Company leases service and sales centers, which stock and sell all product forms, in the following locations:

●	LaPorte, Indiana
●	La Mirada, California
●	Houston, Texas
●	Windsor, Connecticut
●	Shanghai, China

Sales Centers.  The Company leases sales centers, which sell all product forms, in the following locations:

●	Paris, France
●	Zurich, Switzerland
●	Singapore
●	Milan, Italy
●	Tokyo, Japan

On January 1, 2015, the company entered into a finance lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The finance asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long-term component of the finance lease obligation is included in Long-term obligations (See Note 18. Long-term Obligations).

All owned and leased service and sales centers not described in detail above are single site locations and are less than 100,000 square feet, except for the LaPorte service center which is approximately 230,000 square feet.

Item 3.  Legal Proceedings

The Company is subject to extensive federal, state and local laws and regulations. Future developments and increasingly stringent regulations could require the Company to make additional unforeseen expenditures for these matters. The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes, without limitation, federal and state EEOC administrative and judicial actions, litigation of commercial matters, asbestos litigation and litigation and administrative actions relating to environmental matters. For more information, see “Item 1. Business—Environmental Matters.” Litigation and administrative actions may result in substantial costs and may divert management’s attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty.  In January 2017, a customer based in the United Kingdom wrote to the Company making a claim in relation to certain product sold to that customer by the Company.  This writing was followed up by claim correspondence in 2018, 2019 and January of 2020.  The Company has engaged its legal advisors in the United Kingdom to respond to the claim.  However, no further interaction has occurred since January 2020.  The Company intends to pursue insurance coverage as and if necessary while vigorously defending against the customer claim. Liability for the claim is disputed, and the amount of the claim, if any, remains unclear.  Nonetheless, based on the facts presently known, management does not expect expenditures for pending legal proceedings to have a material effect on the Company’s financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the NASDAQ Global Market (“NASDAQ”) and traded under the symbol “HAYN”.

As of November 1, 2020, there were approximately 50 holders of record of the Company’s common stock.

The Company has historically paid quarterly cash dividends.  Any decision to pay future cash dividends will be made by the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition and other factors.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and a Peer Group of companies for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2015 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company’s current market capitalization status and this index is also provided on a comparable basis. The companies in the Peer Group Index include: Allegheny Technologies, Inc., Howmet Aerospace Inc.(formerly  Arconic, Inc)., Carpenter Technology Corp., Commercial Metals, Inc.,  Insteel Industries, Inc., Kaiser Aluminum Corporation, Materion Corporation, Olympic Steel, Inc., and Universal Stainless & Alloy Products, Inc.  Global Brass and Copper Holdings, Inc. has been removed from the Peer Group as a result of it being acquired by Wieland Werke AG in July, 2019.  Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the Peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Haynes, The Russell 2000 Index, The S&P MidCap 400

Index and our Peer Group

Haynes International Inc.
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2015
2016
2017
2018
2019
2020

	2015	2016	2017	2018	2019	2020
Haynes International, Inc.	100.00	100.69	99.77	100.93	104.76	51.78
Russell 2000	100.00	115.47	139.42	160.66	146.38	146.95
S&P MidCap 400	100.00	115.33	135.53	154.78	150.93	147.67
Peer Group	100.00	114.98	134.50	139.61	137.80	102.24

Item 6.  Selected Financial Data

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2016	2017	2018	2019	2020
Statement of Operations Data:
Net revenues	$406,359	$395,209	$435,326	$490,215	$380,530
Cost of sales	344,774	349,520	379,491	424,712	335,898
Selling, general and administrative expense	38,953	41,569	47,030	44,195	40,307
Research and technical expense	3,698	3,855	3,785	3,592	3,713
Operating income (loss)	18,934	265	5,020	17,716	612
Nonoperating retirement benefit expense	14,736	16,803	8,238	3,446	6,822
Interest expense (income), net	447	679	836	900	1,288
Provision for (benefit from) income taxes	(1,269)	(7,027)	17,697	3,625	(1,020)
Net income (loss)	$5,020	$(10,190)	$(21,751)	$9,745	$(6,478)
Net income (loss) per share:
Basic	$0.40	$(0.83)	$(1.75)	$0.78	$(0.53)
Diluted	$0.40	$(0.83)	$(1.75)	$0.78	$(0.53)
Dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,361,483	12,397,099	12,419,564	12,445,212	12,470,664
Diluted	12,366,197	12,397,099	12,419,564	12,480,908	12,470,664

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

	September 30,
	2016	2017	2018	2019	2020
Balance Sheet Data:
Working capital	$310,872	$300,468	$304,151	$311,793	$313,320
Property, plant and equipment, net	199,182	192,556	179,400	169,966	159,819
Total assets	649,601	621,819	588,694	593,800	560,724
Total debt and other finance obligations	8,256	7,896	8,127	7,979	7,809
Long-term portion of debt and other finance obligations	8,256	7,896	7,980	7,809	7,614
Accrued pension and postretirement benefits(1)	255,346	208,476	170,180	215,741	199,223
Stockholders’ equity	311,299	333,772	333,220	296,275	301,501
Cash dividends paid	10,988	11,009	11,013	11,011	11,058

	2016	2017	2018	2019	2020
Consolidated Backlog at Fiscal Quarter End(2):
1st quarter	$204.7	$167.3	$205.7	$237.8	$237.6
2nd quarter	193.5	170.8	212.3	253.0	204.7
3rd quarter	187.2	180.9	220.6	254.9	174.6
4th quarter	168.3	177.3	216.0	235.2	153.3

	Year Ended September 30,
	2016	2017	2018	2019	2020
Average nickel price per pound(3)	$4.63	$5.10	$5.68	$8.02	$6.74
(1)	Significant increases in the pension and postretirement benefits liability occurred in fiscal 2019, primarily due to reductions in the discount rate used to value the future liability. Conversely, significant decreases occurred in fiscal 2017 and fiscal 2018 primarily due to the increase in the discount rate used to value the future liability and in fiscal 2020, primarily due to the lower trends of postretirement health care expenses incurred by the Company. This has been reflected actuarially as a change to the Pension and Postretirement Benefits Liability and a corresponding change to the accumulated other comprehensive loss account. On a prospective basis, if interest rates were to rise, this would cause a decrease in the liability and accumulated other comprehensive loss.
(2)	The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, which can vary from approximately 50% of the orders. Historically, approximately 70% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.
(3)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to page 2 of this Annual Report on Form 10-K for a cautionary statement regarding forward-looking information.

Overview of Business

The Company is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in flat product form, such as sheet, coil and plate. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are used primarily in the aerospace, chemical processing and industrial gas turbine industries. The global specialty alloy market includes stainless steel, titanium alloys, general-purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sector, which includes high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. The Company believes it is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms. The Company also produces its products as seamless and welded tubulars and in bar, billet and wire forms.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products and the Mountain Home facility specializes in wire and small-diameter bar products. The Company distributes its products primarily through its direct sales organization, which includes 12 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated.

Overview of Markets

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Year Ended September 30,
	2016		2017		2018		2019		2020
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Net Revenues
(dollars in millions)
Aerospace	$197.4	48.6%	$192.5	48.7%	$226.9	52.1%	$258.1	52.7%	$192.0	50.5%
Chemical processing	72.3	17.8	70.5	17.8	79.2	18.2	89.7	18.3	63.1	16.6
Industrial gas turbine	68.1	16.8	61.5	15.6	52.4	12.0	59.4	12.1	56.6	14.9
Other markets	45.0	11.0	43.2	10.9	53.4	12.3	57.9	11.8	45.1	11.8
Total product	382.8	94.2	367.7	93.0	411.9	94.6	465.1	94.9	356.8	93.8
Other revenue(1)	23.6	5.8	27.5	7.0	23.4	5.4	25.1	5.1	23.7	6.2
Net revenues	$406.4	100.0%	$395.2	100.0%	$435.3	100.0%	$490.2	100.0%	$380.5	100.0%
U.S.	$233.6	57.5%	$235.5	59.6%	$258.3	59.3%	$300.7	61.3%	$230.8	60.7%
Foreign	$172.8	42.5%	$159.7	40.4%	$177.0	40.7%	$189.5	38.7%	$149.7	39.3%
Shipments by Market (millions of pounds)
Aerospace	8.7	48.3%	8.8	48.6%	9.8	53.3%	10.3	51.5%	7.2	49.3%
Chemical processing	2.8	15.6	3.2	17.7	3.9	21.2	4.3	21.5	2.8	19.2
Industrial gas turbine	5.0	27.8	4.5	24.9	2.9	15.8	3.4	17.0	3.3	22.6
Other markets	1.5	8.3	1.6	8.8	1.8	9.8	2.0	10.0	1.3	8.9
Total Shipments	18.0	100.0%	18.1	100.0%	18.4	100.0%	20.0	100.0%	14.6	100.0%
Average Selling Price Per Pound
Aerospace	$22.64		$21.76		$23.05		$25.11		$26.56
Chemical processing	26.68		22.28		20.54		20.80		22.21
Industrial gas turbine	13.71		13.77		18.27		17.44		16.96
Other markets	30.74		26.36		29.14		28.35		35.85
Total product(2)	21.31		20.30		22.38		23.21		24.33
Total average selling price	22.62		21.81		23.66		24.46		25.95
(1)	Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements). Other revenue does not include associated shipment pounds.
(2)	Total product price per pound excludes “Other Revenue”.

Aerospace demand was moderately impacted in fiscal 2016 and 2017 due to delays in the transition to new engine platforms combined with some softness in demand driven by lower oil and fuel costs.  As these issues normalized, pounds shipped increased slightly in fiscal 2017, although at a lower average selling price, resulting in a decline in aerospace revenues in fiscal 2017.   Underpinning demand for new engines is a desire for more fuel-efficiency and lower emissions, which had been tempered as a result of previous decreases in fuel prices. The slight pull-back was temporary, and in fiscal 2018, aerospace volume hit record levels, and revenue in that market increased 17.9% in that timeframe.  Growth continued in fiscal 2019, with continued traction of the new generation engine platforms in spite of the grounding of the Boeing 737 MAX aircraft.  One of the Company’s core focus initiatives was to increase prices, which contributed to the revenue increase.  Fiscal 2019 sales into the aerospace market represented a record year in both volume and revenue.  Sales in the first half of fiscal 2020 were reduced with the continued grounding and subsequent production halt of the Boeing 737 MAX aircraft.  Sales in the second half of fiscal 2020 were further severely impacted by the global COVID-19 pandemic causing significant reductions in air travel, which impacted both new plane builds and aftermarket sales.  Management believes that its sales into the aerospace market have also been impacted by high inventory levels of metal in the supply chain, which may impact the duration of the downturn on the Company’s business.  Volume shipped into the aerospace market declined 30.1% in fiscal 2020 compared to the prior year.

Chemical processing industry revenue decreased in fiscal 2017 because fiscal 2016 sales included some high-value special application projects with high average selling prices per pound. Fiscal 2017 volume shipments increased, but at a lower average price per pound, resulting in lower chemical processing revenue in fiscal 2017 compared to fiscal 2016.  Chemical processing revenue in fiscal 2018 increased 12.3% due to recovery in the base business, as well as a moderate increase in specialty application projects.  This growth continued in fiscal 2019 with net revenues into the chemical processing market increasing 13.2%.  The main driver of demand in this market is capital spending in the chemical processing sector, driven by end-user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to oil prices, currency fluctuations and fiscal policies as well as world economic conditions and GDP growth. Additional drivers of demand in this market include the increase in North American production of natural gas liquids and the further downstream processing of chemicals that may utilize equipment that requires high-performance alloys. Increased sales to the chemical processing industry in fiscal 2018 and 2019 were related to improvement in global spending in the chemical processing sector combined with the Company’s focus initiatives aimed at improving volumes.  Fiscal 2020 volume and sales were significantly impacted by the global COVID-19 pandemic. Volume shipped into the chemical processing industry market declined 34.9% in fiscal 2020 compared to the prior year.

Sales to the industrial gas turbine market declined each year from fiscal 2016 to 2018, and fiscal 2018 volumes represented less than half the volume of fiscal 2012 peak levels.  Reported significant overcapacity in large-frame turbines primarily used for electrical power generation combined with growth in renewable energy facilities has taken a toll on demand for large frame gas turbines.  Two of the large OEM producers of large-frame turbines have restructured their power generation businesses due to weak demand.   Sales and volume began to recover in fiscal 2019 and the first half of fiscal 2020.  The recovery included some market share gains which began to gain traction in fiscal 2020.  Industrial gas turbines are beneficial in electricity generating facilities due to low capital cost at installation, fewer emissions than traditional fossil fuel-fired facilities and favorable natural gas prices provided by availability of non-conventional (shale) gas supplies.  The global COVID-19 pandemic impacted this market, however sales declines were muted due to the Company’s market share gains as well as restocking beginning to occur in the supply chain.  Sales declined only 4.7% in fiscal 2020 compared to the prior year.

Volume shipped into the other markets category improved in each of fiscal 2017, 2018 and 2019.  Sales in fiscal 2020 were significantly impacted by the global COVID-19 pandemic.  The industries in this category focus on upgrading overall product quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of “advanced materials” which support the increased use of high-performance alloys in an expanding number of applications. In addition to supporting and expanding the traditional businesses of oil and gas, flue-gas desulfurization, automotive and heat treating, the Company expects increased levels of activity in non-traditional markets such as fuel cells and alternative energy applications in the long term post pandemic.

Other revenue consists primarily of toll conversion, but also includes royalty income, scrap sales and revenue recognized from the TIMET agreement. The demand for toll conversion includes TIMET conversion demand completed on the Company’s four-high Steckel hot rolling mill in Kokomo, Indiana, as well as conversion work completed through LaPorte Custom Metal Products.  Other revenue demand levels can vary year-to-year based upon demand drivers in the respective markets of the Company’s tolling customers.  The global COVID-19 pandemic impacted tolling revenue, particularly revenue from those tolling customers that sell into the aerospace market.  In fiscal 2020, other revenue represented 6.2% of net sales.  Other revenue does not include associated shipment pounds as the metal is not owned by the Company.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the COVID-19 virus as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic, and the continuously evolving responses to combat it, have had a significant negative impact on the global economy and the Company’s business.

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020. In particular, the pandemic negatively impacted the aerospace supply chain which is absorbing significant downward adjustments to its forecasted demand. The Company has accepted, with select aerospace customers, order push-outs and in some cases cancellations.  Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19. There is no guarantee, however, that these measures will prove sufficient. These measures include:

●	Implemented a 10% reduction in salaries of all members of the executive team and cash compensation of the Board of Directors. Discontinued monthly accruals for management incentive compensation and in the fourth quarter fully reversed prior month accruals.

●	A temporary shut-down of most of the Company’s production operations began the week of March 23, 2020, which impacted the last week of the second quarter and continued into the third quarter with operations resuming in mid-April in certain areas on a voluntary basis.

●	Furloughs implemented for certain production, maintenance and salaried employees. The primary objective is to attempt to minimize spending as sales volume remains depressed.

●	Eliminated 183 positions (as of October 31, 2020), or 15% of global workforce, both in production and salary roles, representing $13.7 million in annual salaries, wages & fringe benefits, implemented a global hiring freeze and eliminated annual merit increases for salaried employees. Required most salaried employees to take one week of unpaid time off during the fourth quarter of fiscal 2020.

●	Significant focus on reducing discretionary spending as well as reviewing and prioritizing capital expenditures.

●	Focused on reducing inventory to line up with sales volumes. This inventory reduction strategy has and is expected to continue to generate cash.

 While the foregoing actions are expected to generate cost savings and cash benefits, additional actions may be required. Due to the current unprecedented market and economic conditions in the U.S. and internationally, the extent of the impact of the COVID-19 pandemic on the Company’s operations going forward cannot be reasonably estimated.  In general, however, we expect to continue to face challenging operating conditions for the foreseeable future until meaningful progress is made in curtailing the pandemic and its impact on the aerospace and other markets.

Summary of Capital Spending

Capital spending was $10.0 million and $9.4 million in fiscal 2019 and 2020, respectively, and the forecast for capital spending in fiscal 2021 is approximately $10.0 million, which represents a level below the Company’s depreciation levels.

Volumes, Competition and Pricing

At the end of fiscal 2019, volume shipped in the fourth quarter was 5.4 million pounds, the Company’s highest quarterly volume in four and a half years.  Moving into the first half of fiscal 2020, volumes were negatively impacted by the grounding and subsequent production halt of the Boeing 737 MAX aircraft combined with low oil prices, which impacted volumes sold into the chemical processing market.  Volumes in the first and second quarter of fiscal 2020 were 4.2 million and 4.3 million pounds, respectively.  The second half of fiscal 2020 was then significantly impacted by the global COVID-19 pandemic, which lowered volumes in the third and fourth quarter to 3.2 million and 2.9 million pounds, respectively.  This put fiscal 2020 volume at 14.7 million pounds, which is the lowest since fiscal 2003 and represents a 26.8% decline in volume from the prior year.

Pounds shipped by market in the fourth quarter of fiscal 2020 compared to the same quarter last year declined 58.2% in the aerospace market, 40.0% in the chemical processing market, 20.5% in the industrial gas turbine market, and 38.9% in other markets.   Total pounds shipped in the fourth quarter of fiscal 2020 were 2.9 million pounds, which declined 45.7% compared to the same quarter last year.

The product average selling price per pound in fiscal 2020 was $24.33, which is a 4.8% increase over last fiscal year.  The increase is partly driven by the realization of contract price increases (primarily contracts adjusting in January 2020) as well as changes in product mix (both alloy and form).  Volume of commodity alloys has decreased in greater proportion than proprietary alloys, which increases the overall product average selling price.

The average market price of nickel as reported by the London Metals Exchange for the 30-days ending September 30, 2020 was $6.74 as compared to the prior year 30-days ending September 30, 2019 average market price of $8.02 per pound.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  Conversely, in a period of rising prices, the FIFO inventory valuation normally results in lower costs of sales as compared to the last-in, first out method.

Gross Profit Margin Trend Performance

The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2019 and fiscal 2020.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2019
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$107,069	$127,474	$126,032	$129,640
Gross Profit Margin	11,335	14,683	18,175	21,310
Gross Profit Margin %	10.6%	11.5%	14.4%	16.4%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2020
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$108,453	$111,563	$80,576	$79,938
Gross Profit Margin	18,743	19,296	2,639	3,954
Gross Profit Margin %	17.3%	17.3%	3.3%	4.9%

The significant drop in volumes resulting from the COVID-19 pandemic compressed margins significantly in the third and fourth quarters of fiscal 2020.  Particularly challenging is reducing spending commensurate with volume reductions in this environment.  In the third and fourth quarter, the Company charged $5.9 million and $4.0 million, respectively, directly to cost of goods sold for excess fixed overhead incurred due to abnormally low production levels that could not be capitalized into inventory.  Additional unfavorable absorption occurs with typical period costs that are fixed and do not decrease with lower volumes.  Further charges to cost of goods sold occurred in the third and fourth quarters to implement manpower reduction measures such as incentives and severance costs for voluntary and involuntary reductions in the workforce.  The fourth quarter margin improvement as compared to the third quarter, even with lower revenues, represents continued reduction of spending within operations to match current activity levels to the extent practicable.

Controllable Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $264.9 million at September 30, 2020, a decrease of $17.5 million or 6.2% from $282.5 million at September 30, 2019. This decrease resulted primarily from accounts receivable and inventory decreasing $25.9 million and $12.7 million, respectively, partially offset by a decrease of accounts payable and accrued expenses of $21.0 million in the aggregate.  As compared to the third quarter ended June 30, 2020, controllable working capital decreased $13.5 million, or 4.9%.  This decrease resulted primarily from inventory decreasing $17.8 million and accounts receivable decreasing $1.2 million, partially offset by decreases in accounts payable and accrued expenses of $5.4 million in the aggregate.

Dividends Declared

On November 19, 2020, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend is payable December 15, 2020 to stockholders of record at the close of business on December 1, 2020. The aggregate cash payout based on current shares outstanding will be approximately $2.8 million, or approximately $11.1 million on an annualized basis if current dividend levels are maintained.

Valuation of the Pension Plan and the Retiree Healthcare Plan

The actuarial valuation of the pension and retiree healthcare plans on September 30, 2020 included an unfavorable reduction in the discount rates used to measure the plan liabilities, however the reduction was offset by favorable items including higher than expected return on plan assets and favorable retiree health care spending.  This development is expected to reduce expense in fiscal 2021 by $5.6 million, reflected primarily in the Nonoperating Retirement Benefit Expense in the Statement of Operations.

Repayment of Draw and Refinancing Credit Facility

During the second quarter of fiscal 2020 the Company borrowed $30.0 million under its previous credit facility to add to its cash balance in order to further secure its liquidity position and to provide the financial flexibility given uncertain market conditions as a result of the COVID-19 outbreak.  The Company repaid the $30.0 million precautionary draw on the revolver in September 2020, in part, due to generating $24.8 million in cash in the last six months of the fiscal year.  In addition, subsequent to year-end in October 2020, the Company replaced the $120.0 million credit facility set to expire in July 2021 with a new credit facility expiring in three years.  See more detail in the “Liquidity and Capital Resources” section later in this Management’s Discussion and Analysis and in Note 8 in the Notes to the Consolidated Financial Statements.

Backlog

Set forth below is information relating to the Company’s backlog and the 30-day average nickel price per pound as reported by the London Metals Exchange. This information should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2019	2019	2019	2019	2020	2020	2020
Backlog
Dollars (in thousands)	$237,802	$253,003	$254,947	$235,204	$237,620	$204,709	$174,639	$153,266
Pounds (in thousands)	8,392	8,855	9,072	8,064	8,231	6,930	5,643	5,485
Average selling price per pound	$28.34	$28.57	$28.10	$29.17	$28.87	$29.54	$30.95	$27.94
Average nickel price per pound
London Metals Exchange(1)	$4.92	$5.93	$5.43	$8.02	$6.26	$5.39	$5.76	$6.74
(1)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

While the Company has experienced low order entry levels primarily due to the global COVID-19 pandemic, order entry rates slightly increased in the fourth quarter of fiscal 2020 compared to the third quarter, but still below shipment rates. Backlog was $153.3 million at September 30, 2020, a decrease of approximately $21.4 million, or 12.2%, from $174.6 million at June 30, 2020. The backlog dollars decreased during the fourth quarter of fiscal 2020 due to an 9.7% decrease in backlog average selling price combined with a 2.8% decrease in backlog pounds. The decrease in average selling price was due to a lower-value product mix in the backlog.

Backlog decreased by $81.9 million, or 34.8%, from $235.2 million at September 30, 2019 to $153.3 million at September 30, 2020 due to an 32.0% decrease in backlog pounds combined with a 4.2% decrease in backlog average selling price.  The decrease in backlog pounds was primarily driven by decreases in demand in the aerospace market.  The decrease in average selling price was due to a lower-value product mix in the backlog, predominately because of less titanium tubing in the backlog..

Revenues by geographic area

Net revenues in fiscal 2018, 2019 and 2020 were generated primarily by the Company’s U.S. operations. Sales to domestic customers comprised approximately 59%, 61% and 61% of the Company’s net revenues in fiscal 2018, 2019 and 2020, respectively. In addition, the majority of the Company’s operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company’s domestic sales and manufacturing facilities in the U.S.

The Company’s foreign and export sales were approximately $177.0 million, $189.5 million and $149.8 million for fiscal 2018, 2019 and 2020, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2019	2019	2019	2019	2020	2020	2020
Net revenues (in thousands)
Aerospace	$54,607	$68,858	$66,321	$68,318	$58,843	$59,172	$40,375	$33,590
Chemical processing	18,920	21,761	21,197	27,773	16,712	15,832	12,143	18,483
Industrial gas turbine	14,083	13,685	15,870	15,792	13,763	16,701	13,673	12,439
Other markets	14,285	16,958	15,666	11,037	11,875	12,762	11,203	9,259
Total product revenue	101,895	121,262	119,054	122,920	101,193	104,467	77,394	73,771
Other revenue	5,174	6,212	6,978	6,720	7,260	7,096	3,182	6,167
Net revenues	$107,069	$127,474	$126,032	$129,640	$108,453	$111,563	$80,576	$79,938
Shipments by markets (in thousands of pounds)
Aerospace	2,112	2,857	2,579	2,731	2,303	2,261	1,523	1,142
Chemical processing	898	971	1,126	1,315	788	689	578	789
Industrial gas turbine	811	757	893	946	825	990	768	752
Other markets	509	580	523	432	306	386	302	264
Total shipments	4,330	5,165	5,121	5,424	4,222	4,326	3,171	2,947
Average selling price per pound
Aerospace	$25.86	$24.10	$25.72	$25.02	$25.55	$26.17	$26.51	$29.41
Chemical processing	21.07	22.41	18.83	21.12	21.21	22.98	21.01	23.43
Industrial gas turbine	17.36	18.08	17.77	16.69	16.68	16.87	17.80	16.54
Other markets	28.06	29.24	29.95	25.55	38.81	33.06	37.10	35.07
Total average selling price (product only; excluding other revenue)	23.53	23.48	23.25	22.66	23.97	24.15	24.41	25.03
Total average selling price (including other revenue)	24.73	24.68	24.61	23.90	25.69	25.79	25.41	27.13

Results of Operations

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. For discussion related to 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K, filed with the United States Securities and Exchange Commission on November 14, 2019.

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2019		2020		Amount	%
Net revenues	$490,215	100.0%	$380,530	100.0%	$(109,685)	(22.4)%
Cost of sales	424,712	86.6%	335,898	88.3%	(88,814)	(20.9)%
Gross profit	65,503	13.4%	44,632	11.7%	(20,871)	(31.9)%
Selling, general and administrative expense	44,195	9.0%	40,307	10.6%	(3,888)	(8.8)%
Research and technical expense	3,592	0.7%	3,713	1.0%	121	3.4%
Operating income (loss)	17,716	3.6%	612	0.2%	(17,104)	(96.5)%
Nonoperating retirement benefit expense	3,446	0.7%	6,822	1.8%	3,376	98.0%
Interest income	(86)	(0.0)%	(44)	(0.0)%	42	(48.8)%
Interest expense	986	0.2%	1,332	0.4%	346	35.1%
Income (loss) before income taxes	13,370	2.7%	(7,498)	(2.0)%	(20,868)	(156.1)%
Provision for (benefit from) income taxes	3,625	0.7%	(1,020)	(0.3)%	(4,645)	(128.1)%
Net income (loss)	$9,745	2.0%	$(6,478)	(1.7)%	$(16,223)	(166.5)%
Net income (loss) per share:
Basic	$0.78		$(0.53)
Diluted	$0.78		$(0.53)
Weighted average shares outstanding:
Basic	12,445,212		12,470,664
Diluted	12,480,908		12,470,664

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2019	2020	Amount	%
Net revenues (dollars in thousands)
Aerospace	$258,104	$191,980	$(66,124)	(25.6)%
Chemical processing	89,651	63,170	(26,481)	(29.5)%
Industrial gas turbine	59,430	56,576	(2,854)	(4.8)%
Other markets	57,946	45,099	(12,847)	(22.2)%
Total product revenue	465,131	356,825	(108,306)	(23.3)%
Other revenue	25,084	23,705	(1,379)	(5.5)%
Net revenues	$490,215	$380,530	$(109,685)	(22.4)%
Pounds by market (in thousands)
Aerospace	10,279	7,229	(3,050)	(29.7)%
Chemical processing	4,310	2,844	(1,466)	(34.0)%
Industrial gas turbine	3,407	3,335	(72)	(2.1)%
Other markets	2,044	1,258	(786)	(38.5)%
Total shipments	20,040	14,666	(5,374)	(26.8)%
Average selling price per pound
Aerospace	$25.11	$26.56	$1.45	5.8%
Chemical processing	20.80	22.21	1.41	6.8%
Industrial gas turbine	17.44	16.96	(0.48)	(2.8)%
Other markets	28.35	35.85	7.50	26.5%
Total product (excluding other revenue)	23.21	24.33	1.12	4.8%
Total average selling price (including other revenue)	$24.46	$25.95	$1.49	6.1%

Net Revenues.  Net revenues were $380.5 million in fiscal 2020, a decrease of 22.4% from $490.2 million in fiscal 2019, due to a decrease in volume, partially offset by an increase in average selling price per pound.  Volume was 14.7 million pounds in fiscal 2020, a decrease of 26.8% from 20.0 million pounds in fiscal 2019, with decreases in each of the major markets.  The decrease in volume is primarily attributable to a significant slowdown in demand caused by the COVID-19 pandemic in addition to the impact caused by the grounding of the Boeing 737 MAX.  The average product selling price was $24.33 per pound in fiscal 2020, an increase of 4.8%, or $1.12, from $23.21 per pound in fiscal 2019. The average product selling price per pound increased as a result of a higher value product mix and previous price increases as well as other pricing considerations (such as customer mix, timing of customer agreement adjustors, etc.), which increased average selling price per pound by approximately $0.95 and $0.44, respectively, partially offset by lower raw material market prices, which decreased the average selling price per pound by approximately $0.27.

Sales to the aerospace market were $192.0 million in fiscal 2020, a decrease of 25.6% from $258.1 million in fiscal 2019, due to a 29.7% decrease in volume, partially offset by a 5.8% increase in the average selling price per pound.  Demand in the aerospace market declined primarily due to the COVID-19 pandemic, but also due to the continued issues with the Boeing 737 MAX.  The airline industry and the commercial aerospace industry have been dramatically impacted by the pandemic.  Demand has also been impacted by the elevated amount of inventory throughout the aerospace supply chain, the significant number of undelivered new planes already built (primarily the Boeing 737 MAX) and the significant number of planes taken out of service.  Aftermarket MRO sales have also been significantly impacted. The average selling price per pound increase reflects a higher value product mix and other pricing considerations, which increased average selling price per pound by approximately $1.68, partially offset by a change in market prices of raw materials, which decreased average selling price per pound by approximately $0.23.

Sales to the chemical processing market were $63.2 million in fiscal 2020, a decrease of 29.5% from $89.7 million in fiscal 2019, due to a 34.0% decrease in volume, partially offset by a 6.8%, or $1.41, increase in the average selling price per pound. Volumes decreased in fiscal 2020 primarily due to decreased demand cause by COVID-19, low oil prices and a decrease in special projects.  The average selling price per pound increase reflects a higher value product mix and other pricing considerations, which increased average selling price per pound by approximately $1.70, partially offset by lower market raw material prices, which decreased average selling price per pound by approximately $0.29.

Sales to the industrial gas turbine market were $56.6 million in fiscal 2020, a decrease of 4.8% from $59.4 million in fiscal 2019, due to a 2.1% decrease in volume combined with a 2.8%, or $0.48, decrease in the average selling price per pound.  The decrease in volume was primarily due to customers’ precautionary purchasing patterns relating to COVID-19, combined with small/medium frame engine builds declining due to the slow-down in the oil industry.  The Company’s share gain initiative continued, which partially offset these negative factors.  However, given continued challenging economic conditions, shipments were not consistent quarter to quarter. The decrease in average selling price per pound primarily reflects lower market raw material prices and other pricing considerations which decreased the average selling price per pound by approximately $0.61, partially offset by a higher-value product mix, which increased the average selling price per pound by approximately $0.13.

Sales to other markets were $45.1 million in fiscal 2020, a decrease of 22.2% from $57.9 million in fiscal 2019, due to a 38.5% decrease in volume, partially offset by a 26.5%, or $7.50, increase in average selling price per pound. The decrease in volume is due primarily to decreased demand resulting from the effects of the COVID-19 pandemic and lower oil prices; decreases were largest in the flue-gas desulfurization, automotive and oil and gas markets.  The increase in average selling price reflects a higher-value product mix, which increased average selling price per pound by approximately $8.24, partially offset by lower market raw material prices and other pricing considerations, which decreased average selling price per pound by approximately $0.74.

Other Revenue.  Other revenue was $23.7 million in fiscal 2020, a decrease of 5.5% from $25.1 million in fiscal 2019. The decrease in other revenue is primarily attributable to decreased toll conversion services.

Cost of Sales.  Cost of sales was $335.9 million, or 88.3% of net revenues, in fiscal 2020 compared to $424.7 million, or 86.6% of net revenues, in fiscal 2019. Cost of sales in fiscal 2020 decreased by $88.8 million primarily due to lower volumes and lower raw material prices combined with the Company’s actions taken to lower its breakeven point and lower costs in response to COVID-19.   During the second half of fiscal 2020, the Company took safety measures to reduce the risk of spread of COVID-19, which actions included plant shutdowns during the month of April as well as voluntary and involuntary layoffs.  The Company also reduced its salaried and hourly workforce and incurred approximately $0.7 million in severance expenses. However, despite these cost reduction measures, fixed costs did not decline in line with production volumes, which required directly expensing a portion of these fixed costs in the amount of approximately $11.4 million in fiscal 2020.

Gross Profit.  As a result of the above factors, gross margin was $44.6 million for fiscal 2020, a decrease of $20.9 million from $65.5 million in fiscal 2019.  Gross margin as a percentage of net revenue decreased to 11.7% in fiscal 2020 as compared to 13.4% in fiscal 2019.  This percentage decrease was primarily due to the above-mentioned $11.4 million direct charge to cost of goods sold and other period costs spread over lower volumes.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $40.3 million for fiscal 2020, a decrease of $3.9 million, or 8.8%, from $44.2 million in fiscal 2019.  This decrease is primarily attributable to lower management incentive expenses of $1.9 million along with cost saving measures taken in response to COVID-19, including salary reductions, temporary layoffs, and workforce reductions, partially offset by severance expenses of $0.2 million.  Selling, general and administrative expense as a percentage of net revenues increased to 10.6% for fiscal 2020 compared to 9.0% for the same period of fiscal 2019 due to lower revenue.

Research and Technical Expense.  Research and technical expense was $3.7 million, or 1.0% of revenue, for fiscal 2020, compared to $3.6 million, or 0.7% of net revenue, in fiscal 2019.

Operating Income/(Loss).  As a result of the above factors, operating income in fiscal 2020 was $0.6 million, compared to operating income of $17.7 million in fiscal 2019.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $6.8 million in fiscal 2020, compared to $3.4 million in the same period of fiscal 2019.  The increase in expense was primarily driven by lower discount rates in the September 30, 2019 valuation which resulted in higher retirement liabilities and ultimately higher expense for fiscal 2020.

Income Taxes.  Income tax benefit was $1.0 million during fiscal 2020, a difference of $4.6 million from an expense of $3.6 million in the same period of fiscal 2019, driven by a decrease in income before taxes of $20.9 million as well as a valuation allowance recorded during fiscal 2020 of $1.0 million on tax credits that are not expected to be realized prior to expiration.

Net Income/(Loss).  As a result of the above factors, net loss for fiscal 2020 was $(6.5) million, a decrease of $16.2 million from net income $9.7 million in fiscal 2019.

Liquidity and Capital Resources

Comparative cash flow analysis (2019 to 2020)

The Company had cash and cash equivalents of $47.2 million at September 30, 2020, inclusive of $11.0 million that was held by foreign subsidiaries in various currencies, compared to $31.0 million at September 30, 2019.  Additionally, there were zero borrowings against the line of credit outstanding as of September 30, 2020.  During fiscal 2020, the Company’s primary sources of cash were cash on-hand and the revolving credit facility which was drawn against during the first six months of fiscal 2020 but repaid in full by September 30, 2020.

Net cash provided by operating activities was $36.2 million in fiscal 2020 compared to net cash provided by operating activities of $43.0 million in fiscal 2019, a decrease of $6.8 million.  The decrease was primarily driven by a net loss of $6.5 million during fiscal 2020 compared to net income of $9.7 million during fiscal 2019, partially offset by changes in working capital.  During fiscal 2019, changes in accounts receivable and accounts payable resulted in a net cash outflow of $5.2 million.  During fiscal 2020, changes in accounts receivable and accounts payable resulted in a net cash inflow of $5.5 million.

Net cash used in investing activities was $9.4 million in fiscal 2020, which was lower than cash used in investing activities during the same period of fiscal 2019 of $10.0 million, driven by lower additions to property, plant and equipment.

Net cash used in financing activities was $11.1 million in fiscal 2020, which was slightly lower than cash used in financing activities during fiscal 2019 of $11.3 million, as a result of, among other factors, higher proceeds received from the exercise of stock options during fiscal 2020 as compared to fiscal 2019.  Dividends paid of $11.1 million in fiscal 2020, were comparable to the prior year.  Additionally, during fiscal 2020, the Company borrowed $30.0 million from the revolving credit facility, which was fully repaid by the end of the fiscal year.

Future sources of liquidity

The Company’s sources of liquidity for fiscal 2021 are expected to consist primarily of cash generated from operations (including reduction of inventory), cash on-hand and, if needed, borrowings under our new U.S. revolving credit facility. At September 30, 2020, the Company had cash of $47.2 million, an outstanding balance of zero on the previous U.S. revolving credit facility and access to a total of approximately $120.0 million under the prior U.S. revolving credit facility, subject to a borrowing base formula and certain reserves. Subsequent to year-end, the Company replaced the credit facility with a $100 million facility expiring in three years (described below).  Management believes that the resources described above and below will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company and Wells Fargo Capital Finance, LLC with certain other lenders (the “Previous Facility”).  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).  As of September 30, 2020, the Previous Facility had a zero balance.  As of the same date, management believes the Company was in compliance with all applicable financial covenants under the Previous Facility.

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).  Borrowings under the Credit Documents are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

●	Funding operations;
●	Capital spending;
●	Dividends to stockholders; and
●	Pension and postretirement plan contributions.

Capital investment in fiscal 2020 was $9.4 million, and the plan for capital spending in fiscal 2021 is $10.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2020:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$97	$97	$—	$—	$—
Operating lease obligations(2)	3,689	2,120	1,144	425	—
Finance lease obligations	15,608	1,001	2,036	2,069	10,502
Raw material contracts (primarily nickel)	7,161	7,161	—	—	—
Capital projects and other commitments	3,641	3,641	—	—	—
Pension plan(3)	105,788	6,000	12,000	12,000	75,788
Non-qualified pension plans	681	95	190	190	206
Other postretirement benefits(4)	90,032	3,307	7,339	7,396	71,990
Environmental post-closure monitoring	602	77	134	156	235
Total	$227,299	$23,499	$22,843	$22,236	$158,721
(1)	As of September 30, 2020, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees. On October 19, 2020, the Company entered into a new credit facility which requires the Company to pay unused line fees and quarterly management fees that amounts to approximately $425 per year, which is excluded from the table above. See Note 8 for description of the new credit facility.
(2)	Represents payments for all operating lease obligations, including short term lease obligations.
(3)	The Company has a funding obligation to contribute $105,788 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.
(4)	Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation or Deflation

The Company may be favorably or unfavorably impacted by inflation or deflation, resulting in a material impact on its operating results.  The Company attempts to pass onto customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product, however, we may not be able to successfully offset a rapid increase in raw material costs adjustments to customer selling prices.  In the event of raw material price declines, the Company’s customers may delay order placement, resulting in lower volumes. In the event that raw material price increases that the Company is unable to pass on to its customers occur, the Company’s cash flows or results of operations could be materially adversely affected.

Critical Accounting Policies and Estimates

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairments, retirement benefits, matters related to product liability and other lawsuits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and, in some cases, actuarial techniques and various other factors that are believed to be reasonable under the circumstances. The results of this process form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of customer contracts are satisfied which occurs when control of the goods has been transferred to the customer and services have been performed.  Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience.  Additionally, the Company recognizes revenue attributable to an up-front fee received from Titanium Metals Corporation (“TIMET”) as a result of a twenty-year agreement, entered into on November 17, 2006 to provide conversion services to TIMET. See Note 15 Deferred Revenue for a description of accounting treatment relating to this up-front fee.

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

The selection of the U.S. pension plan’s (the Plan) assumption for the expected long-term rate of return on plan assets is based upon the Plan’s target allocation of 60% equities and 40% bonds, and the expected rate of return for each equity/bond asset class. Based upon the target allocation and each asset class’s expected return, the Plan’s return on assets assumption is 7.25%, and is unchanged since last year’s assumption. The return on assets is based on fair value of the plan assets and their investment allocation at the beginning of the fiscal year. The Company also realizes that historical performance is no guarantee of future performance.

In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $549,000. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. For funding purposes, gains and losses are generally amortized over a 7-year period. As an example, each $1.0 million in new funding shortfall amounts created by unfavorable investment performance results in seven annual payments (contributions) of approximately $160,000 depending upon the precise effective interest rate in the valuation and the timing of the contribution.

Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $11.3 million higher liability for the U.S. pension plan and $4.0 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 6.3 and 6.7 years, respectively.

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

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s revolver availability was at a variable rate at September 30, 2019 and 2020. The Company’s outstanding variable rate debt was zero at September 30, 2019 and 2020. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the Company’s foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Foreign currency forward contracts are entered into as a means to partially offset the impact of cash transactions occurring at the foreign affiliates in currencies other than the entities’ functional currency.  The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. The Company is not party to any currency contracts as of September 30, 2020.

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

Item 8.  Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2020 and 2019 and for the years ended September 30, 2020, September 30, 2019 and September 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Haynes International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

November 19, 2020

We have served as the Company's auditor since fiscal year 1998.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$31,038	$47,238
Accounts receivable, less allowance for doubtful accounts of $441 and $545 at September 30, 2019 and September 30, 2020, respectively	76,979	51,118
Inventories	258,802	246,124
Income taxes receivable	1,757	3,770
Other current assets	3,297	3,285
Total current assets	371,873	351,535
Property, plant and equipment, net	169,966	159,819
Deferred income taxes	34,132	30,551
Other assets	7,756	8,974
Goodwill	4,789	4,789
Other intangible assets, net	5,284	5,056
Total assets	$593,800	$560,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,497	$17,555
Accrued expenses	18,833	14,757
Accrued pension and postretirement benefits	4,250	3,403
Deferred revenue—current portion	2,500	2,500
Total current liabilities	60,080	38,215
Long-term obligations (less current portion)	8,609	8,509
Deferred revenue (less current portion)	15,329	12,829
Deferred income taxes	2,016	2,131
Operating lease liabilities	—	1,719
Accrued pension benefits (less current portion)	101,812	105,788
Accrued postretirement benefits (less current portion)	109,679	90,032
Total liabilities	297,525	259,223
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,566,969 and 12,681,280 shares issued and 12,513,500 and 12,622,371 shares outstanding at September 30, 2019 and September 30, 2020, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	253,843	257,583
Accumulated earnings	125,296	120,943
Treasury stock, 53,469 shares at September 30, 2019 and 58,909 shares at September 30, 2020	(2,239)	(2,437)
Accumulated other comprehensive loss	(80,638)	(74,601)
Total stockholders’ equity	296,275	301,501
Total liabilities and stockholders’ equity	$593,800	$560,724

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2018	2019	2020
Net revenues	$435,326	$490,215	$380,530
Cost of sales	379,491	424,712	335,898
Gross profit	55,835	65,503	44,632
Selling, general and administrative expense	47,030	44,195	40,307
Research and technical expense	3,785	3,592	3,713
Operating income	5,020	17,716	612
Nonoperating retirement benefit expense	8,238	3,446	6,822
Interest income	(82)	(86)	(44)
Interest expense	918	986	1,332
Income (loss) before income taxes	(4,054)	13,370	(7,498)
Provision for (benefit from) income taxes	17,697	3,625	(1,020)
Net income (loss)	$(21,751)	$9,745	$(6,478)
Net income (loss) per share:
Basic	$(1.75)	$0.78	$(0.53)
Diluted	$(1.75)	$0.78	$(0.53)
Weighted Average Common Shares Outstanding
Basic	12,420	12,445	12,471
Diluted	12,420	12,481	12,471

Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2018	2019	2020
Net income (loss)	$(21,751)	$9,745	$(6,478)
Other comprehensive income (loss), net of tax:
Pension and postretirement	32,029	(34,453)	15,630
Foreign currency translation adjustment	(1,900)	(3,620)	3,690
Other comprehensive income (loss)	30,129	(38,073)	19,320
Comprehensive income (loss)	$8,378	$(28,328)	$12,842

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance October 1, 2017	12,509,757	$13	$248,733	$159,366	$(1,646)	$(72,694)	$333,772
Net income (loss)				(21,751)			(21,751)
Dividends paid ($0.88 per share)				(11,027)			(11,027)
Other comprehensive income (loss)						30,129	30,129
Issue restricted stock (less forfeitures)	1,658						—
Purchase of treasury stock	(6,937)				(223)		(223)
Stock compensation			2,320				2,320
Balance September 30, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				9,745			9,745
Dividends paid ($0.88 per share)				(11,037)			(11,037)
Other comprehensive income (loss)						(38,073)	(38,073)
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	8,294						—
Purchase of treasury stock	(11,356)				(370)		(370)
Stock compensation			2,575				2,575
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				(6,478)			(6,478)
Dividends paid and accrued ($0.88 per share)				(11,158)			(11,158)
Other comprehensive income (loss)						19,320	19,320
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	101,911						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			3,318				3,318
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2018	2019	2020
Cash flows from operating activities:
Net income (loss)	$(21,751)	$9,745	$(6,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22,627	18,871	19,422
Amortization	527	255	228
Pension and post-retirement expense - U.S. and U.K.	14,110	8,819	13,624
Change in long-term obligations	(7)	316	97
Stock compensation expense	2,320	2,575	3,318
Deferred revenue	(2,500)	(2,500)	(2,500)
Deferred income taxes	23,115	1,872	(1,219)
Loss on disposition of property	250	138	30
Change in assets and liabilities:
Accounts receivable	(12,590)	(5,002)	26,713
Inventories	(29,905)	11,702	15,283
Other assets	(2,120)	(1,080)	567
Accounts payable and accrued expenses	10,220	(204)	(21,196)
Income taxes	(7,406)	5,534	(2,028)
Accrued pension and postretirement benefits	(10,627)	(7,994)	(9,664)
Net cash provided by (used in) operating activities	(13,737)	43,047	36,197
Cash flows from investing activities:
Additions to property, plant and equipment	(11,085)	(10,041)	(9,374)
Net cash provided by (used in) investing activities	(11,085)	(10,041)	(9,374)
Cash flows from financing activities:
Revolving credit facility borrowings	4,200	16,600	30,000
Revolving credit facility repayments	(4,200)	(16,600)	(30,000)
Dividends paid	(11,013)	(11,011)	(11,058)
Proceeds from exercise of stock options	—	215	422
Payment for purchase of treasury stock	(223)	(370)	(198)
Payments on long-term obligation	(258)	(150)	(297)
Net cash provided by (used in) financing activities	(11,494)	(11,316)	(11,131)
Effect of exchange rates on cash	(210)	(454)	508
Increase (decrease) in cash and cash equivalents:	(36,526)	21,236	16,200
Cash and cash equivalents:
Beginning of period	46,328	9,802	31,038
End of period	$9,802	$31,038	$47,238
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$860	$928	$1,242
Income taxes paid (refunded), net	$1,965	$(3,650)	$2,255
Capital expenditures incurred, but not yet paid	$703	$490	$75
Dividends declared but not yet paid	$14	$26	$139

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the COVID-19 virus as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the virus, and the continuously evolving responses to combat it, have had a significant negative impact on the global economy and the Company’s business.

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and could continue to materially affect the Company’s financial condition and results of operations for an extended period of time.  In particular, the pandemic negatively impacted the aerospace supply chain which is currently absorbing significant downward adjustments to its forecasted demand. The Company has accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations.  Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

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

The Company recognizes revenue when performance obligations under the terms of customer contracts are satisfied which occurs when control of the goods has been transferred to the customer and services have been performed.  Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience. Additionally, the Company recognizes revenue attributable to an up-front fee received from Titanium Metals Corporation (TIMET) as a result of a twenty-year agreement entered into on November 17, 2006 to provide conversion services to TIMET. See Note 16, Deferred Revenue for a description of accounting treatment relating to this up-front fee.

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

F.	Goodwill and Other Intangible Assets

The Company has goodwill, trademarks, customer relationships and other intangibles as of September 30, 2020. As the customer relationships have a definite life, they are amortized over fifteen years. The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist. If the carrying value of the trademarks exceeds the fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the years ended September 30, 2018, 2019 or 2020 because the fair value exceeded the carrying values.

During fiscal 2018, 2019 and 2020, there were no changes in the carrying amount of goodwill.

Amortization of the patents, customer relationships and other intangibles was $527, $255 and $228 for the years ended September 30, 2018, 2019 and 2020, respectively. The following represents a summary of intangible assets at September 30, 2019 and 2020:

	Gross	Accumulated	Carrying
September 30, 2019	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(718)	1,382
Other	291	(189)	102
	$6,191	$(907)	$5,284

	Gross	Accumulated	Carrying
September 30, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(858)	1,242
Other	291	(277)	14
	$6,191	$(1,135)	$5,056

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2021	$150
2022	133
2023	129
2024	126
2025	124
Thereafter	594

G.	Property, Plant and Equipment

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

The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. Interest is not capitalized when the balance on the revolver is zero.  During fiscal 2020, capitalized interest was $0 as there were no long-term construction projects occurring during the time when there were borrowings against the revolver.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized during the years ended September 30, 2018, 2019 or 2020.

H.	Environmental Remediation

When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration the expected costs of post-closure monitoring based on historical experience.   Amounts accrued for post-closure monitoring are presented in Note 18, Long-term Obligations.

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

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in selling, general and administrative expense. Beginning in the third quarter of fiscal 2018, the Company has entered into foreign currency forward contracts (See Note 20, Foreign Currency Forward Contracts). The purpose of these forward contracts is to reduce income statement volatility resulting from transaction gains and losses.

K.	Research and Technical Costs

Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the fiscal years ended September 30, 2018, 2019 and 2020 were $3,785, $3,592 and $3,713, respectively.

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

M.	Stock-based Compensation

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

N.	Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2019 and 2020, the Company had no foreign currency exchange contracts outstanding. To date, all foreign currency contracts have been settled prior to the end of the month in which they were initiated.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2020, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

During 2018, 2019 and 2020, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses amounted to $688, $530 and $139 in fiscal 2018, 2019 and 2020, respectively, and were within management’s expectations.  The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

O.	Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, asset impairment, incremental borrowing rates, retirement benefits and environmental matters. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, pension asset mix and in some cases, actuarial techniques, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company routinely reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.

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

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2018	2019	2020
Numerator: Basic and Diluted
Net income (loss)	$(21,751)	$9,745	$(6,478)
Dividends	(11,027)	(11,037)	(11,158)
Undistributed income (loss)	(32,778)	(1,292)	(17,636)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(32,778)	(1,292)	(17,636)
Dividends paid on common shares outstanding	10,933	10,987	11,071
Net income (loss) available to common shares	(21,845)	9,695	(6,565)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,419,564	12,445,212	12,470,664
Adjustment for dilutive potential common shares	—	35,696	—
Weighted average shares outstanding - Diluted	12,419,564	12,480,908	12,470,664

Basic net income (loss) per share	$(1.75)	$0.78	$(0.53)
Diluted net income (loss) per share	$(1.75)	$0.78	$(0.53)

Number of stock option shares excluded as their effect would be anti-dilutive	329,276	371,151	285,699
Number of restricted stock shares excluded as their effect would be anti-dilutive	91,008	—	96,999
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	—	34,498
Number of performance share awards excluded as their effect would be anti-dilutive	—	—	47,195

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,419,564	12,445,212	12,470,664
Unvested participating shares	—	—	—
	12,419,564	12,445,212	12,470,664

Q.	Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new guidance requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the provisions of ASU 2016-02 on October 1, 2019 using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  The Company’s right-of-use assets (“ROU”) and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments.  ROU assets are included in Other assets, and the related lease obligation is included in Operating lease liabilities on the consolidated balance sheets.  The adoption of the standard had no material impact on the Consolidated Financial Statements.

The Company elected the package of practical expedients included in this guidance which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases.  The Company has elected the practical expedient to not separate lease components from non-lease components for all asset classes.  The Company will recognize lease expense for operating leases in the consolidated statements of operations on a straight-line basis over the lease term.  The Company also made a policy election to not recognize ROU asset and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes.  Leases with the option to extend their term are reflected in the lease term when it is reasonably certain that the Company will exercise such options.  The Company has expanded the disclosure of operating leases included in Note 19.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to accumulated earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  This update is effective for fiscal years beginning after December 15, 2018.  The Company adopted the provisions of this standard on October 1, 2019 which had an impact of increasing accumulated other comprehensive loss and increasing accumulated earnings by $13,283.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  This new guidance removes and modifies disclosure requirements on fair value measurements.  This update is effective for fiscal years beginning after December 15, 2019.  The standard is not expected to have an impact on the Company’s consolidated financial statements other than disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology.     The new current expected credit loss (CECL) methodology does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss.  This update is effective for fiscal years beginning after December 15, 2019.  The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This new update provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. These amendments are effective immediately and may be applied prospectively to modifications made or relationships entered into or evaluated on or before December 31, 2022. The Company is in the process of evaluating the impact of the pronouncement.

Note 3.  Revenues from Contracts with Customers

On October 1, 2018, the Company adopted Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers.  This new guidance requires the Company to apply a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation.  This new guidance was adopted using the modified retrospective method.  The adoption of ASC 606 did not result in the need to recognize a cumulative effect of initial application as an adjustment to accumulated earnings.

Performance Obligations

Revenue is recognized when performance obligations under the terms of contracts with the customer are satisfied, which occurs when control of the goods and services has been transferred to the customer.  This predominately occurs upon shipment or delivery of the product or when the service is performed.

The Company may occasionally have customer agreements involving production and shipment of goods that would require revenue to be recognized over time in accordance with the new guidance due to there being no alternative use for the product without significant economic loss and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  Over-time recognition was a change from the accounting for these

products, which was point-in-time prior to the adoption of the new standard.   As of October 1, 2018 (date of adoption), September 30, 2019 and September 30, 2020, the Company did not have any customer agreements that would require revenue to be recorded over time.

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

The customer agreement with Titanium Metals Corporation (“TIMET”) (See Note 15) includes the performance obligation to provide conversion services for up to ten million pounds of titanium metal annually over a twenty-year period which ends in fiscal 2027.  The transaction price under this contract included a $50,000 up-front fee as well as conversion service fees based upon the fulfillment of conversion services requested at the option of TIMET.  In accordance with ASC 606, the $50,000 fee is allocated to the obligation to provide manufacturing capacity over time and, therefore, is recognized in income on a straight-line basis over the 20-year term of that agreement.  The fees for conversion services are based on quantity of service and are recognized as revenue at the time the service is performed.

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

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer of the goods are included in revenues and costs incurred by the Company for the delivery of goods and are classified as cost of sales in the consolidated statements of operations. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract Balances

As of September 30, 2019 and September 30, 2020, accounts receivable with customers were $77,420 and $51,663, respectively.  Allowance for doubtful accounts as of September 30, 2019 and September 30, 2020 were $441 and $545, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2019 and September 30, 2020, no contract liabilities have been recorded except for $17,829 and $15,329, respectively, for the TIMET agreement and $985 and $1,200 for accrued product returns, respectively.

Practical Expedients

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.  Aside from the TIMET agreement, the Company does not have any remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of September 30, 2020.  The Company does not adjust for the time value of money as the majority of its contracts have an original expected duration of one year or less; contracts that are greater than one year are related to net revenues that are constrained until the subsequent sales occur.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the fiscal years ended September 30, 2018, 2019 and 2020.

	Year Ended
	September 30,
	2018	2019	2020
Net revenues (dollars in thousands)
Aerospace	$226,898	$258,104	$191,980
Chemical processing	79,169	89,651	63,170
Industrial gas turbine	52,350	59,430	56,576
Other markets	53,417	57,946	45,099
Total product revenue	411,834	465,131	356,825
Other revenue	23,492	25,084	23,705
Net revenues	$435,326	$490,215	$380,530

See Note 13 for revenue disaggregated by geography and product group.

Note 4.  Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The following is a summary of the major classes of inventories:

	September 30,	September 30,
	2019	2020
Raw Materials	$17,935	$22,163
Work-in-process	138,859	110,717
Finished Goods	100,590	111,744
Other	1,418	1,500
	$258,802	$246,124

Note 5.  Property, Plant and Equipment

The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2019	2020
Land and land improvements	$9,446	$10,066
Buildings and improvements	45,486	46,135
Machinery and equipment	293,542	301,496
Construction in process	2,770	2,705
	351,244	360,402
Less accumulated depreciation	(181,278)	(200,583)
	$169,966	$159,819

As of September 30, 2019 and 2020, the Company had $135 and $138, respectively, of assets under a finance lease for equipment related to the service center operation in Shanghai, China.  Additionally, the Company had $7,070 and

$6,640 of assets under finance leases for two buildings at the LaPorte, Indiana service center as of September 30, 2019 and 2020, respectively.

Note 6.  Accrued Expenses

The following is a summary of the major classes of accrued expenses:

	September 30,
	2019	2020
Employee compensation	$9,936	$8,826
Taxes, other than income taxes	2,744	2,798
Accrued product returns	985	1,200
Utilities	924	714
Professional Fees	471	464
Finance lease obligation, current	170	195
Employee termination liabilities	384	59
Management incentive compensation	2,297	—
Other	922	501
	$18,833	$14,757

Note 7.  Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that allows for full expensing of qualified property and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  Beginning October 1, 2017 and continuing through September 30, 2018, the Company’s U.S. income was taxed at a 24.5% federal tax rate after which time the federal tax rate applicable to the Company was lowered to 21.0%.  During fiscal 2018, deferred tax assets were revalued to the lower statutory rates of 21.0% which resulted in increased tax expense during fiscal 2018 of $16,633.  An additional component of the Act, the transition tax applied on accumulated earnings and profits of controlled foreign corporations, and resulted in increased tax expense of $2,170 during fiscal 2018.

On December 22, 2017, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  As of September 30, 2019, the Company completed its accounting for the income tax effects of the Act.

The components of income (loss) before provision for income taxes and the provision for income taxes are as follows:

	Year Ended September 30,
	2018	2019	2020
Income (loss) before income taxes:
U.S.	$(16,650)	$790	$(9,831)
Foreign	12,596	12,580	2,333
Total	$(4,054)	$13,370	$(7,498)
Provision for (benefit from) income taxes:
Current:
U.S. Federal	$(7,690)	$(267)	$(371)
Foreign	2,404	2,259	541
State	(137)	2	29
Total	(5,423)	1,994	199
Deferred:
U.S. Federal	25,141	1,423	(2,266)
Foreign	—	132	56
State	(2,496)	62	(810)
Valuation allowance	475	14	1,801
Total	23,120	1,631	(1,219)
Total provision for (benefit from) income taxes	$17,697	$3,625	$(1,020)

The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2018	2019	2020
Statutory federal tax rate	24.53%	21.00%	21.00%
Tax provision for income taxes at the statutory rate	$(1,059)	$2,808	$(1,575)
Foreign tax rate differentials	(685)	(157)	107
Provision for state taxes, net of federal taxes	(45)	247	(145)
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	240	486	(289)
Manufacturer’s deduction	(86)	—	—
Tax credits	(511)	(499)	(1,058)
Transition tax	2,170	—	—
Federal and state tax rate change impact on deferred tax asset	16,633	314	(60)
Net operating loss carryback	407	—	—
Change in valuation allowance	475	14	1,801
Stock compensation	—	655	24
Other, net	158	(243)	175
Provision for (benefit from) income taxes at effective tax rate	$17,697	$3,625	$(1,020)
Effective tax rate	(436.5)%	27.1%	13.6%

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

During fiscal 2020, the Company’s effective tax rate was lower than the federal statutory rate primarily due to an increased valuation allowance on tax credits that are not expected to be able to be utilized before they expire.

Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2019	2020
Deferred tax assets:
Pension and postretirement benefits	$48,367	$44,626
TIMET Agreement	4,163	3,585
Inventories	1,706	2,350
Accrued compensation and benefits	770	1,474
Accrued expenses and other	3,308	3,703
Tax attributes	4,441	4,892
Other assets	—	404
Valuation allowance	(1,675)	(3,476)
Total deferred tax assets	$61,080	$57,558
Deferred tax liabilities:
Property, plant and equipment, net	$(27,873)	$(27,434)
Intangible and other	(1,091)	(1,186)
Other liabilities	—	(518)
Total deferred tax liabilities	$(28,964)	$(29,138)

Net deferred tax assets (liabilities)	$32,116	$28,420

As of September 30, 2020, the Company had state tax net operating loss carryforwards of $12,836, tax credits of $4,246 and foreign net operating loss carryforwards of $2,353. These tax attributes begin to expire in 2026, 2025, and 2021, respectively.  The Company has recorded a valuation allowance against the foreign net operating loss carryforwards of $600 and federal and state tax credits of $2,876 because management does not believe that it is more likely than not that the amounts will be realized.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $76,479 at September 30, 2020. The Company considers those earnings reinvested indefinitely and, accordingly, aside from the one-time transition tax associated with the Act, no additional provision for U.S. income taxes has been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

As of September 30, 2020, the Company is open to examination in the U.S. for the 2016 through 2020 tax years and in various foreign jurisdictions from 2017 through 2020. The Company is also open to examination in various states in the U.S., none of which were individually material.

As of September 30, 2019 and 2020, the Company had no uncertain tax positions.

Note 8.  Debt

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company and Wells Fargo Capital Finance, LLC with certain other lenders (the “Previous Facility”).  As of September 30, 2020, the Previous Facility had a zero balance. The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15).  Borrowings under the Credit Agreement are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

The Company’s U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 1,700 Pounds Sterling ($2,177), all of which was available on September 30, 2020. The Company’s French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 240 Euro ($281), all of which was available on September 30, 2020.  The Company’s Swiss subsidiary (Haynes International AG) has an overdraft banking facility of 400 Swiss Francs ($346), all of which was available on September 30, 2020.

Note 9.  Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for these groups. Expenses associated with this plan for the years ended September 30, 2018, 2019 and 2020 totaled $1,811, $1,940 and $1,950, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2018, 2019 and 2020.

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

The Company has non-qualified pensions for former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2018, 2019 and 2020 was $34, $98 and $57, respectively. Accrued liabilities in the amount of $719 and $681 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2019 and 2020, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees become eligible for these benefits, if they reach normal retirement age while working for the Company.  The Company’s liability related to total retiree health care costs is limited to $5,000 annually.

The Company made contributions of $8,000, $4,500, and $6,000 to fund its domestic Company-sponsored pension plan for the years ended September 30, 2018, 2019 and 2020, respectively. The Company’s U.K. subsidiary made contributions of $782, $737 and $517 for the years ended September 30, 2018, 2019 and 2020, respectively, to the U.K. pension plan.

The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans is summarized below:

	Defined Benefit		Postretirement
	Pension Plans		Health Care Benefits
	Year Ended		Year Ended
	September 30,		September 30,
	2019	2020	2019	2020
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$278,280	$321,478	$108,013	$113,834
Service cost	5,239	5,546	318	1,416
Interest cost	10,652	8,866	4,353	3,493
Actuarial (gains) losses	42,130	24,183	4,245	(22,564)
Benefits paid	(13,734)	(13,676)	(3,095)	(2,840)
Administrative expenses	(1,089)	(1,007)	—	—
Projected benefit obligation at end of year	$321,478	$345,390	$113,834	$93,339
Change in Plan Assets:
Fair value of plan assets at beginning of year	$222,273	$225,917	$—	$—
Actual return on assets	13,230	27,795	—	—
Employer contributions	5,237	6,517	3,095	2,840
Benefits paid	(13,734)	(13,676)	(3,095)	(2,840)
Administrative expenses	(1,089)	(1,007)	—	—
Fair value of plan assets at end of year	$225,917	$245,546	$—	$—
Funded Status of Plan:
Unfunded status	$(95,561)	$(99,844)	$(113,834)	$(93,339)

The actuarial losses incurred during the fiscal year ended September 30, 2019 were primarily driven from a decrease in discount rates applied against future expected benefit payments and resulted in an increase in the benefit obligation for both the Defined Benefit Pension Plan and Postretirement Health Care Plan.  Similarly, the actuarial loss incurred during the fiscal year ended September 30, 2020 for the Defined Benefit Pension Plan was primarily driven from a decrease in the discount rate applied against future expected benefit payments which resulted in an increase in the defined benefit obligation.  Conversely, the actuarial gain incurred during the fiscal year ended September 30, 2020 for the Postretirement Health Care Plan was primarily driven by a reduction in healthcare costs incurred over the past three years which is expected to continue in future years.

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement		Non-Qualified		All Plans
	Pension Plans		Health Care Benefits		Pension Plans		Combined
	September 30,		September 30,		September 30,		September 30,
	2019	2020	2019	2020	2019	2020	2019	2020
Accrued pension and postretirement benefits:
Current	$—	$—	$(4,155)	$(3,307)	$(95)	$(96)	$(4,250)	$(3,403)
Non-current	(95,561)	(99,844)	(109,679)	(90,032)	(624)	(585)	(205,864)	(190,461)
Accrued pension and postretirement benefits	$(95,561)	$(99,844)	$(113,834)	$(93,339)	$(719)	$(681)	$(210,114)	$(193,864)
Accumulated other comprehensive loss:
Net loss	80,711	84,873	24,650	239	—	—	105,361	85,112
Prior service cost	2,066	1,837	—	—	—	—	2,066	1,837
Total accumulated other comprehensive loss	$82,777	$86,710	$24,650	$239	$—	$—	$107,427	$86,949

The non-current portion of the defined benefit pension plan portion of accrued pension and postretirement benefits amounts to $95,561 and $99,844 in fiscal 2019 and 2020, respectively.  These amounts include the UK pension plan net pension asset of $5,627 and $5,359, respectively, which is included in Other assets on the consolidated balance sheets as well as the US pension plan accrued pension liability of $101,188 and $105,203, respectively, which are recorded in accrued pension benefit (less current portion) on the consolidated balance sheet.

The accumulated benefit obligation for the pension plans was $309,410 and $333,618 at September 30, 2019 and 2020, respectively.

The cost of the Company’s postretirement benefits is accrued over the years employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2018	2019	2020
Service cost	$5,536	$5,239	$5,546
Interest cost	10,801	10,652	8,866
Expected return on assets	(15,157)	(14,907)	(15,061)
Amortization of prior service cost	374	228	228
Recognized actuarial loss	4,910	1,449	7,288
Net periodic cost	$6,464	$2,661	$6,867

	Postretirement
	Health Care Benefits
	Year Ended September 30,
	2018	2019	2020
Service cost	$336	$318	$1,416
Interest cost	4,311	4,353	3,493
Recognized actuarial loss	2,999	1,487	1,848
Net periodic cost	$7,646	$6,158	$6,757

Assumptions

A 5.0% annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0% annual rate of increase for ages over 65 were assumed for 2019 and 2020 and remained at 5.0% for the under 65 and over 65 age groups in the years thereafter.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2019 and 2020 were determined based on the following assumptions:

	September 30,	September 30,
	2019	2020
Discount rate (postretirement health care)	3.13%	2.50%
Discount rate (U.S. pension plan)	2.88%	2.25%
Discount rate (U.K. pension plan)	1.70%	1.50%
Rate of compensation increase (U.S. pension plan only)	2.50%	2.50%

The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit
	Pension and
	Postretirement Health
	Care Plans
	Year Ended
	September 30,
	2018	2019	2020
Discount rate (postretirement health care plan)	3.75%	4.13%	3.13%
Discount rate (U.S. pension plan)	3.63%	4.00%	2.88%
Discount rate (U.K. pension plan)	2.50%	2.80%	1.70%
Expected return on plan assets (U.S. pension plan)	7.25%	7.25%	7.25%
Expected return on plan assets (U.K. pension plan)	3.30%	3.20%	2.20%
Rate of compensation increase (U.S. pension plan only)	2.50%	2.50%	2.50%

Plan Assets and Investment Strategy

The Company’s pension plan assets by level within the fair value hierarchy at September 30, 2019 and 2020, are presented in the table below. The pension plan assets were accounted for at fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Investments in U.S and International equities, and Fixed Income are held in mutual funds and common /

collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  For more information on a description of the fair value hierarchy, see Note 16.

	September 30, 2019
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$67,954	$67,954
Common /collective funds
Bonds	—	—	81,871	81,871
U.S. common stock	—	—	30,292	30,292
International equity	—	—	24,561	24,561
Total U.S.	$—	$—	$204,678	$204,678
U.K. Plan Assets:
Equities	$—	$—	$6,585	$6,585
Bonds	—	—	12,106	12,106
Other	—	—	2,548	2,548
Total U.K.	$—	$—	$21,239	$21,239
Total pension plan assets	$—	$—	$225,917	$225,917

	September 30, 2020
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$74,224	$74,224
Common /collective funds
Bonds	—	—	89,426	89,426
U.S. common stock	—	—	33,088	33,088
International equity	—	—	26,828	26,828
Total U.S.	$—	$—	$223,566	$223,566
U.K. Plan Assets:
Equities	$—	$—	$6,594	$6,594
Bonds	—	—	12,529	12,529
Other	—	—	2,857	2,857
Total U.K.	$—	$—	$21,980	$21,980
Total pension plan assets	$—	$—	$245,546	$245,546

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

In choosing the assumption for the expected long-term rate of return on U.S. pension plan assets, the Company takes into account the plan’s target asset allocation at September 30, 2020 of 60% equities and 40% fixed income, as well as capital market assumptions relating to the asset classes. The Company believes that its assumption of a 7.25% long-term rate of return on plan assets is reasonable, and comparable to the asset return assumptions of other companies, given the target allocation of the plan assets. Note that over very long historical periods, the realized return on plan assets has met or exceeded the expected rate of return. Also note that in recognition of the variability of future market returns, it is reasonable to consider a modest range around the expected future return, and there exists the potential for the use of a lower, or higher, expected rates of return in the future.

The U.K. pension plan assets follow a more conservative investment objective due to the higher funding status of the plan.

Contributions and Benefit Payments

The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans and the U.K. pension plan in fiscal 2021.

Pension and postretirement health care benefits, which include expected future service, are expected to be paid out of the respective plans as follows:

		Postretirement
Fiscal Year Ending September 30	Pension	Health Care
2021	$15,646	$3,307
2022	15,982	3,578
2023	16,409	3,761
2024	16,734	3,707
2025	17,051	3,690
2026 - 2030 (in total)	87,288	18,222

Note 10.  Legal, Environmental and Other Contingencies

Legal

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations, including environmental, commercial, asbestos, employment and federal and/or state Equal Employment Opportunity Commission administrative actions. Future expenditures for environmental, employment, intellectual property and other legal matters cannot be determined with any degree of certainty.

In January 2017, a customer based in the United Kingdom wrote to the Company making a claim in relation to certain product sold to that customer by the Company.  This writing was followed up by claim correspondence in 2018, 2019 and January of 2020.  The Company has engaged its legal advisors in the United Kingdom to respond to the claim.  However, no further interaction has occurred since January 2020.  The Company intends to pursue insurance coverage as and if necessary while vigorously defending against the customer claim.  Based on the facts presently known, management does not believe that the claim will have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2020, the Company has accrued $602 for post-closure monitoring and maintenance activities, of which $525 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at September 30, 2020.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ended September 30,
2022	$67
2023	65
2024	87
2025	65
2026 and thereafter	241
$525

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

Note 11.  Stock-based Compensation

Restricted Stock Plan

On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from the 2009 restricted stock plan, although awards remain outstanding thereunder.  On January 24, 2020, the Company adopted the 2020 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 250,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Following the adoption of the 2020 Incentive Compensation Plan, the Company ceased granting award from the 2016 Incentive Compensation Plan, although awards remain outstanding thereunder.

Grants of restricted stock are comprised of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time.

Restricted shares are subject to forfeiture if employment or service terminates prior to the vesting date or if any applicable performance goals are not met. The Company will assess, on an ongoing basis, the probability of whether the performance criteria will be achieved. The Company will recognize compensation expense over the performance period if it is deemed probable that the goals will be achieved. The fair value of the Company’s restricted stock is determined based upon the closing price of the Company’s common stock on the trading day immediately preceding the grant date. The Company’s plans provide for the adjustment of the number of shares covered by an outstanding grant and the maximum number of shares for which restricted stock may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event.

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

The following table summarizes the activity under the 2016 restricted stock plan and the 2020 Incentive Compensation Plan with respect to restricted stock for the year ended September 30, 2020:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	61,838	$34.94
Granted	97,811	$25.35
Forfeited / Canceled	(1,050)	$33.89
Vested	(16,919)	$40.12
Unvested at September 30, 2020	141,680	$27.71
Expected to vest	141,680	$27.71

Compensation expense related to restricted stock for the years ended September 30, 2018, 2019 and 2020 was $836, $631, and $1,160, respectively. The remaining unrecognized compensation expense related to restricted stock at September 30, 2020 was $2,260, to be recognized over a weighted average period of 1.18 years. During fiscal 2020, the Company repurchased 5,440 shares of stock from employees at an average purchase price of $36.38 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  Beginning in fiscal 2018, the Company has granted shares of restricted stock from the 2016 Incentive Compensation Plan with respect to which elections have been made by certain individuals to defer receipt to a future period.  Such shares vest in accordance with the parameters of the 2016 Incentive Compensation Plan, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares will also be forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to deferred restricted stock for the year ended September 30, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2019	12,500	$33.98
Granted	7,449	$33.39
Vested and deferred	(14,797)	$34.45
Unvested and deferred at September 30, 2020	5,152	$31.78
Vested and deferred at September 30, 2020	26,197	$33.07

Compensation expense related to deferred restricted stock for the year ended September 30, 2018, 2019 and 2020 was $438, $442 and $271, respectively.  The remaining unrecognized compensation expense related to restricted stock at September 30, 2020 was $30, to be recognized over a weighted average period of 0.17 years.

Performance Shares

In November 2019, the Company granted to certain employees target numbers of performance shares under the 2016 Incentive Compensation Plan.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period commencing from the beginning of the fiscal year in which the award was granted as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee for this purpose.  The fair value of the performance shares is estimated as of the date of the grant using a Monte Carlo simulation model.

The following table summarizes the activity under the 2016 Incentive Compensation Plan with respect to performance shares for the twelve months ended September 30, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2019	38,553	$42.52
Granted	23,880	$44.13
Forfeited / Canceled	(1,071)	$38.43
Unvested at September 30, 2020	61,362	$43.22

Compensation expense related to the performance shares for the years ended September 30, 2018, 2019 and 2020 was $500, $738 and $849, respectively.  The remaining unrecognized compensation expense related to performance shares at September 30, 2020 was $1,130, to be recognized over a weighted average period of 1.17 years.

Stock Option Plans

The Company’s 2020 Incentive Compensation Plan and its previous stock option plans authorize, or formerly authorized, the granting of non-qualified stock options and stock appreciation rights to certain key employees and non-employee directors for the purchase of shares of the Company’s common stock.  For the 2020 Incentive Compensation Plan, the maximum number of shares granted subject to options is 350,000.  Following the adoption of the 2020 Incentive Compensation Plan, the Company ceased granting awards from its previous stock option plan, although awards remain outstanding from previous plans.  Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date.   The amount of compensation cost recognized in

the financial statements is measured based upon the grant date fair value.

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant. The following assumptions were used for grants during fiscal 2018, 2019 and 2020:

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

The stock-based employee compensation expense for stock options for the years ended September 30, 2018, 2019 and 2020 was $546, $764 and $1,038, respectively. The remaining unrecognized compensation expense at September 30, 2020 was $1,579, to be recognized over a weighted average vesting period of 1.47 years.

The following table summarizes the activity under the stock option plans for the year ended September 30, 2020:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2019	482,391		$38.05
Granted	91,466		$37.00
Exercised	(12,400)		$34.00
Outstanding at September 30, 2020	561,457	$—	$37.97	7.07	yrs.
Vested or expected to vest	509,918	$—	$37.92	7.11	yrs.
Exercisable at September 30, 2020	299,093	$—	$40.67	5.67	yrs.

Note 12.  Quarterly Data (unaudited)

The unaudited quarterly results of operations of the Company for the years ended September 30, 2019 and 2020 are as follows:

	2019
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$107,069	$127,474	$126,032	$129,640
Gross profit	11,335	14,683	18,175	21,310
Gross profit percentage of net revenues	10.6%	11.5%	14.4%	16.4%
Net income (loss)	(1,603)	1,509	3,802	6,037
Net income (loss) per share:
Basic	$ (0.13)	$ 0.12	$ 0.30	$ 0.48
Diluted	$ (0.13)	$ 0.12	$ 0.30	$ 0.48

	2020
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$108,453	$111,563	$80,576	$79,938
Gross profit	18,743	19,296	2,639	3,954
Gross profit percentage of net revenues	17.3%	17.3%	3.3%	4.9%
Net income (loss)	3,268	4,068	(8,097)	(5,717)
Net income (loss) per share:
Basic	$ 0.26	$ 0.32	$ (0.65)	$ (0.46)
Diluted	$ 0.26	$ 0.32	$ (0.65)	$ (0.46)

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

	Year Ended September 30,
	2018	2019	2020
Net Revenue by Geography:
United States	$258,275	$300,728	$230,764
Europe	113,967	119,246	91,480
China	24,640	24,329	17,398
Other	38,444	45,912	40,888
Net Revenues	$435,326	$490,215	$380,530
Net Revenue by Product Group:
High-temperature resistant alloys	$352,614	$392,172	$308,229
Corrosive-resistant alloys	82,712	98,043	72,301
Net revenues	$435,326	$490,215	$380,530

	September 30,
	2019	2020
Long-lived Assets by Geography
United States	$163,158	$152,915
Europe	6,661	6,754
China	147	150
Total long-lived assets	$169,966	$159,819

Note 14.  Valuation and Qualifying Accounts

	Balance at	Charges		Balance at
	Beginning	(credits) to		End of
	of Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivables:
September 30, 2018	620	688	(178)	1,130
September 30, 2019	1,130	530	(1,219)	441
September 30, 2020	441	139	(35)	545
(1)	Uncollectible accounts written off net of recoveries.

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

Note 16.  Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value:

●	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and
●	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and 2020:

	September 30, 2019 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$—	$—	$—	$225,917	$225,917
Total fair value	$—	$—	$—	$225,917	$225,917

	September 30, 2020 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$—	$—	$—	$245,546	$245,546
Total fair value	$—	$—	$—	$245,546	$245,546

The Company had no other financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2019 or 2020.

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

Comprehensive Income (Loss)

	Year Ended September 30,
	2018			2019			2020
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$(21,751)			$9,745			$(6,478)
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$33,518	$(7,576)	25,942	$(48,052)	11,266	(36,786)	$11,121	(2,381)	8,740
Amortization of prior service cost	374	(99)	275	228	(58)	170	228	(58)	170
Amortization of (gain) loss	7,887	(2,075)	5,812	2,935	(772)	2,163	9,129	(2,409)	6,720
Foreign currency translation adjustment	(1,900)	—	(1,900)	(3,620)	—	(3,620)	3,690	—	3,690
Other comprehensive income (loss)	$39,879	$(9,750)	30,129	$(48,509)	$10,436	(38,073)	$24,168	$(4,848)	19,320
Total comprehensive income (loss)			$8,378			$(28,328)			$12,842

Accumulated Other Comprehensive Income (Loss)

	Year Ended September 30, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2018	$(21,473)	$(11,201)	$(9,891)	$(42,565)
Other comprehensive income (loss) before reclassifications	(33,578)	(3,209)	(3,620)	(40,407)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	228	—	—	228
Actuarial losses (1)	1,449	1,487	—	2,936
Tax benefit	(437)	(393)	—	(830)
Net current-period other comprehensive income (loss)	(32,338)	(2,115)	(3,620)	(38,073)
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)

	Year Ended September 30, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	(8,604)	17,344	3,690	12,430
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	228	—	—	228
Actuarial losses (1)	7,281	1,848	—	9,129
Tax benefit	(1,978)	(489)	—	(2,467)
Net current-period other comprehensive income (loss)	(3,073)	18,703	3,690	19,320
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 18. Long-term Obligations

The following table sets for the components of Long-term obligations as of September 30, 2019 and 2020.

	September 30,	September 30,
	2019	2020
Finance lease obligations	$7,979	$7,809
Environmental post-closure monitoring and maintenance activities	606	602
Long-term disability	251	251
Deferred dividends	40	139
Less amounts due within one year	(267)	(292)
Long-term obligations (less current portion)	$8,609	$8,509

Note 19. Leases

On October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842).  This new guidance requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  The Company’s right-of-use assets (“ROU”) and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments.  ROU assets are included in Other assets, and the related lease obligation is included in Operating lease liabilities on the consolidated balance sheets.

Nature of the Leases

The Company has operating and finance leases for buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. Leasing arrangements require fixed payments and also include an amount that is probable will be owed under residual value guarantees, if applicable. Some lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is not reasonably certain not to exercise the option, respectively.  The leases have remaining terms of one to 17 years.

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

On January 1, 2015, the Company entered into a finance lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The leased asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long term component of the finance lease obligation is included in Long term obligations.

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

The following table sets forth the components of the Company’s lease cost for the year ended September 30, 2020.

September 30,
2020
Finance lease cost:
Amortization of right of use asset	$430
Interest on lease liabilities	825
Total finance lease cost	$1,255

Operating lease cost	$1,402

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	825
Operating cash flows from operating leases	1,402
Financing cash flows from finance leases	170
Total cash paid for amounts included in measurement of lease liabilities	$2,397

Lease costs associated with short term leases are not material.

The following table sets forth the Company’s right of use assets and lease liabilities as of September 30, 2020.

September 30,
2020
Finance lease assets (included in Property, plant and equipment, net)	$6,503
Operating right of use lease assets (included in Other assets)	$1,718

Finance lease liabilities
Accrued expenses	$195
Long-term obligations (less current portion)	7,614
Total Finance lease liabilities	$7,809
Operating lease liabilities	$1,718

September 30,
2020
Weighted average lease term (Years)
Finance leases	15.1
Operating leases	3.2
Weighted average discount rate
Finance leases	10.33%
Operating leases	5.25%

The following is a table of future minimum lease payments during each fiscal year under operating and finance leases and the present value of the net minimum lease payments as of September 30, 2020.

	Finance	Operating
Future minimum lease payments	Leases	Leases
2021	$1,001	$808
2022	1,012	427
2023	1,024	292
2024	1,031	281
2025	1,038	71
Thereafter	10,502	113
Total minimum lease payments	15,608	1,992
Less: amount representing interest	(7,799)	(274)
Present value of net minimum lease payments	$7,809	$1,718

The following is a table of future minimum lease payments as of September 30, 2019.

	Finance	Operating
Future minimum lease payments as of September 30, 2019	Leases	Leases
2020	$993	$2,542
2021	1,000	1,254
2022	1,013	460
2023	1,024	277
2024	1,032	259
Thereafter	11,623	60
Total minimum lease payments	16,685	4,852
Less: amount representing interest	(8,706)	—
Present value of net minimum lease payments	$7,979	$4,852

Note 20. Foreign Currency Forward Contracts

Beginning in the third quarter of fiscal 2018, the Company entered into foreign currency forward contracts.  The Company enters into foreign currency forward contracts with the purpose of reducing income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contacts as hedges; therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2018, 2019 and 2020, there are no contracts that remain unsettled.  As a result, there is no impact to the balance sheet as of September 30, 2019 or September 30, 2020.  Foreign exchange contract gains and losses are recorded within Selling, General and Administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2018	2019	2020
Foreign currency transactional gain (loss)	$411	$1,071	$(567)
Foreign exchange forward contract gain (loss)	(918)	(1,638)	(273)
Net gain (loss) included in selling, general and administrative expense	$(507)	$(567)	$(840)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (2013). Based on the Company’s assessment, management has concluded that, as of September 30, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s effectiveness of internal control over financial reporting as of September 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Michael L. Shor President & Chief Executive Officer November 19, 2020	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 19, 2020

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the caption “Business—Executive Officers of the Company” in this Annual Report on Form 10-K, and under the captions “Election of Directors”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Corporate Governance Committee and Director Nominations”, “Corporate Governance—Board Committee Structure”, “Corporate Governance—Family Relationships” and “Corporate Governance—Independence of the Board of Directors and Committee Members” in the Proxy Statement to be issued in connection with the 2021 meeting of the Company’s stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

The information included under the captions “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance—Director Compensation Program” in the Proxy Statement to be issued in connection with the 2021 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement to be issued in connection with the 2021 meeting of the Company’s stockholders is incorporated herein by reference in response to this item. For additional information regarding the Company’s stock option plans, please see Note 11 in the Notes to Consolidated Financial Statements in this report.

Equity Compensation Plan Information

The following table provides information as of September 30, 2020 regarding shares of the Company’s common stock issuable pursuant to its stock option and restricted stock plans:

Number of securities
remaining available
for future
	Number of		issuance under
	securities to		equity
	be issued upon	Weighted-average	compensation
	exercise	exercise price of	plans (excluding
	of outstanding	outstanding	securities reflected
	options,	options,	in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders(1)	561,457	$37.97	538,800	(2)
(1)	For a description of the Company’s equity compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8.
(2)	Includes (i) 350,000 shares of stock options or stock appreciation rights and (ii) 188,800 shares of restricted stock, restricted stock units, performance shares or performance units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Corporate Governance—Independence of Board of Directors and Committee Members” and under “Conflict of Interest and Related Party Transactions” in the Proxy Statement to be issued in connection with the 2021 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information included under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be issued in connection with the 2021 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009).
4.2**	Description of Registrant’s Securities.
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

10.4

Access and Security Agreement by and between the Company and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

10.5

Form of Non-Qualified Stock Option Agreement used in conjunction with grants made pursuant to the Haynes International, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

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

10.9	Summary of 2020 Management Incentive Plan and Deferred Compensation Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 22, 2019).
10.10

Amendment No.1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2011).

10.11

Amendment No. 2 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended March 31, 2013).

10.12

Amendment No. 3 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2014).

10.13

Amendment No. 4 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2014).

10.14	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 7, 2016).
10.15

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

Exhibit Number	Description
10.16

Form of Performance Share Award Agreement between Haynes International, Inc. of certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.17

Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.18

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.19	Form of Indemnification Agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.24 the Haynes International Form 10K filed November 15, 2018).
10.20

Executive Employment Agreement, effective as of September 1, 2018, by and between the Company and Michael L. Shor (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Form 10-K filed November 15, 2018).

10.21	Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Haynes International, Inc. Current Report on Form 8-K filed February 27, 2020).
10.22**	Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation.
10.23**	Form of Performance Share Award Agreement between Haynes International, Inc. of certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation.
10.24**	Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.
10.25**

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.

10.26

Credit Agreement, dated as of October 19, 2020, by and among Haynes International, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed October 20, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2018).
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications
101**

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (11) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haynes International, Inc.

By:	/s/ Michael L. Shor Michael L. Shor President and Chief Executive Officer Date: November 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Shor Michael L. Shor	President and Chief Executive Officer; Director (Principal Executive Officer)	November 19, 2020

/s/ Daniel W. Maudlin Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 19, 2020

/s/ David S. Van Bibber David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 19, 2020

/s/ Robert H. Getz Robert H. Getz	Chairman of the Board, Director	November 19, 2020

/s/ Donald C. Campion Donald C. Campion	Director	November 19, 2020

/s/ Dawne S. Hickton Dawne S. Hickton	Director	November 19, 2020

/s/ larry O. spencer Larry O. Spencer	Director	November 19, 2020