Form 10-Q
period 2020-12-31
HAYNES INTERNATIONAL INC
filed 2021-01-28
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 28, 2021, the registrant had 12,682,147 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$47,238	$61,263
Accounts receivable, less allowance for doubtful accounts of $545 and $576 at September 30, 2020 and December 31, 2020, respectively	51,118	40,380
Inventories	246,124	236,313
Income taxes receivable	3,770	4,221
Other current assets	3,285	3,946
Total current assets	351,535	346,123
Property, plant and equipment, net	159,819	156,942
Deferred income taxes	30,551	32,096
Other assets	8,974	8,531
Goodwill	4,789	4,789
Other intangible assets, net	5,056	5,920
Total assets	$560,724	$554,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,555	$18,063
Accrued expenses	14,757	14,134
Income taxes payable	—	277
Accrued pension and postretirement benefits	3,403	3,403
Deferred revenue—current portion	2,500	2,500
Total current liabilities	38,215	38,377
Long-term obligations (less current portion)	8,509	8,436
Deferred revenue (less current portion)	12,829	12,204
Deferred income taxes	2,131	2,222
Operating lease liabilities	1,719	1,622
Accrued pension benefits (less current portion)	105,788	103,467
Accrued postretirement benefits (less current portion)	90,032	90,182
Total liabilities	259,223	256,510
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,681,280 and 12,751,495 shares issued and 12,622,371 and 12,682,147 shares outstanding at September 30, 2020 and December 31, 2020, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	257,583	258,642
Accumulated earnings	120,943	110,134
Treasury stock, 58,909 shares at September 30, 2020 and 69,348 shares at December 31, 2020	(2,437)	(2,675)
Accumulated other comprehensive loss	(74,601)	(68,223)
Total stockholders’ equity	301,501	297,891
Total liabilities and stockholders’ equity	$560,724	$554,401

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2019	2020
Net revenues	$108,453	$72,177
Cost of sales	89,710	71,190
Gross profit	18,743	987
Selling, general and administrative expense	11,507	9,733
Research and technical expense	882	787
Operating income (loss)	6,354	(9,533)
Nonoperating retirement benefit expense	1,700	359
Interest income	(14)	(4)
Interest expense	251	304
Income (loss) before income taxes	4,417	(10,192)
Provision for (benefit from) income taxes	1,149	(2,165)
Net income (loss)	$3,268	$(8,027)
Net income (loss) per share:
Basic	$0.26	$(0.65)
Diluted	$0.26	$(0.65)
Weighted Average Common Shares Outstanding
Basic	12,460	12,493
Diluted	12,502	12,493

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2019	2020
Net income (loss)	$3,268	$(8,027)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,719	1,528
Foreign currency translation adjustment	4,243	4,850
Other comprehensive income (loss)	5,962	6,378
Comprehensive income (loss)	$9,230	$(1,649)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended December 31, 2019
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				3,268			3,268
Dividends paid and accrued ($0.22 per share)				(2,837)			(2,837)
Other comprehensive income (loss)						5,962	5,962
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	35,795						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			734				734
Balance December 31, 2019	12,556,255	$13	$254,999	$139,010	$(2,437)	$(87,959)	$303,626

	Three Months Ended December 31, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(8,027)			(8,027)
Dividends paid and accrued ($0.22 per share)				(2,782)			(2,782)
Other comprehensive income (loss)						6,378	6,378
Issue restricted stock (less forfeitures)	55,718						—
Vesting of restricted stock	14,497						—
Purchase of treasury stock	(10,439)				(238)		(238)
Stock compensation			1,059				1,059
Balance December 31, 2020	12,682,147	$13	$258,642	$110,134	$(2,675)	$(68,223)	$297,891

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$3,268	$(8,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,752	4,807
Amortization	51	116
Pension and post-retirement expense - U.S. and U.K.	3,437	2,040
Change in long-term obligations	(12)	7
Stock compensation expense	734	1,059
Deferred revenue	(625)	(625)
Deferred income taxes	(84)	(1,983)
Change in assets and liabilities:
Accounts receivable	11,941	11,684
Inventories	(19,983)	13,289
Other assets	(206)	(270)
Accounts payable and accrued expenses	4,207	(1,246)
Income taxes	1,761	(178)
Accrued pension and postretirement benefits	(2,213)	(2,220)
Net cash provided by (used in) operating activities	7,028	18,453
Cash flows from investing activities:
Additions to property, plant and equipment	(2,296)	(1,127)
Net cash provided by (used in) investing activities	(2,296)	(1,127)
Cash flows from financing activities:
Dividends paid	(2,760)	(2,795)
Proceeds from exercise of stock options	422	—
Payment for purchase of treasury stock	(198)	(238)
Payment for debt issuance cost	—	(980)
Payments on long-term obligation	(40)	(67)
Net cash provided by (used in) financing activities	(2,576)	(4,080)
Effect of exchange rates on cash	425	779
Increase (decrease) in cash and cash equivalents:	2,581	14,025
Cash and cash equivalents:
Beginning of period	31,038	47,238
End of period	$33,619	$61,263
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$236	$223
Income taxes paid (refunded), net	$(526)	$(13)
Capital expenditures incurred, but not yet paid	$106	$487
Dividends declared but not yet paid	$117	$126

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021 or any interim period.

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

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and first quarter of fiscal 2021 and could continue to materially affect the Company’s financial condition and results of operations for an extended period of time.  In particular, the pandemic negatively impacted the aerospace supply chain which is currently absorbing significant downward adjustments to its forecasted demand. The Company has accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations.  Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

Note 2.  Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  This new guidance removes and modifies disclosure requirements on fair value statements.  This update is effective for fiscal years beginning after December 15, 2019.  The Company adopted this guidance on October 1, 2020.  This guidance did not have a material impact on the disclosures in the Notes to Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology.  The new current expected credit loss (CECL) methodology does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss.  This update is effective for fiscal years beginning after December 15, 2019.  The Company adopted this standard on October 1, 2020.  This standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This new update provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued.  These amendments are effective immediately and may be applied prospectively to modifications made or relationships entered into or evaluated on or before December 31, 2022.  The Company is in the process of evaluating the impact of the pronouncement.

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2020 and December 31, 2020, accounts receivable with customers were $51,663 and $40,956, respectively. Allowance for doubtful accounts as of September 30, 2020 and December 31, 2020 were $545 and $576, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2020 and December 31 30, 2020, no contract liabilities have been recorded except for $15,329 and $14,704, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements and $1,200 and $900 for accrued product returns respectively.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three months ended December 31, 2019 and 2020.

	Three Months Ended
	December 31,
	2019	2020
Net revenues (dollars in thousands)
Aerospace	$58,843	$24,555
Chemical processing	16,712	15,256
Industrial gas turbine	13,763	13,967
Other markets	11,875	12,779
Total product revenue	101,193	66,557
Other revenue	7,260	5,620
Net revenues	$108,453	$72,177

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2020	2020
Raw Materials	$22,163	$23,142
Work-in-process	110,717	101,136
Finished Goods	111,744	110,484
Other	1,500	1,551
	$246,124	$236,313

Note 5.  Income Taxes

Income tax expense (benefit) for the three months ended December 31, 2019 and 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended December 31, 2020 was 21.2% on $(10,192) of loss before income taxes compared to 26.0% on income before income taxes of $4,417 for the three months ended December 31, 2019.  Income tax expense in the three months ended December 31, 2020 was unfavorably impacted by the lower stock price at the time of vesting of restricted stock as compared to the price when the stock was granted, which resulted in the Company not being able to fully utilize the deferred tax assets attributable to those shares.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2019 and 2020 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2019	2020	2019	2020
Service cost	$1,386	$1,407	$354	$274
Interest cost	2,148	1,808	873	573
Expected return	(3,645)	(3,978)	—	—
Amortizations	1,859	1,956	462	—
Net periodic benefit cost	$1,748	$1,193	$1,689	$847

The Company contributed $1,500 to Company-sponsored U.S. pension plans and $696 to its other post-retirement benefit plans for the three months ended December 31, 2020. The Company expects to make contributions of $4,500 to its U.S. pension plan and $2,611 to its other post-retirement benefit plan for the remainder of fiscal 2021.

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

As of September 30, 2020 and December 31, 2020, the Company has accrued $602 for post-closure monitoring and maintenance activities, of which $525 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at December 31, 2020.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ended September 30,
2022	$67
2023	65
2024	87
2025	65
2026 and thereafter	241
$525

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company worked with that department to determine the extent of the issue and appropriate remediation.  Management has completed the required remediation and is expecting a “No Further Action” notice from the department upon completion of related administrative action.  Management does not currently expect that the remediation costs related to this matter will have a material adverse effect on the Company’s results of operations.

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

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles.  As the customer relationships have a definite life, they are amortized over a life of fifteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of December 31, 2020.

During the first three months of fiscal 2021, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $51 and $116 for the three-month periods ended December 31, 2019 and 2020, respectively.  The following represents a summary of intangible assets at September 30, 2020 and December 31, 2020.

	Gross	Accumulated	Carrying
September 30, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(858)	1,242
Other	291	(277)	14
	$6,191	$(1,135)	$5,056

	Gross	Accumulated	Carrying
December 31, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(894)	1,206
Other	980	(66)	914
	$6,880	$(960)	$5,920

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2021	$351
2022	466
2023	461
2024	126
2025	123
Thereafter	593

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2019	2020
Numerator: Basic and Diluted
Net income (loss)	$3,268	$(8,027)
Dividends paid and accrued	(2,837)	(2,782)
Undistributed income (loss)	431	(10,809)
Percentage allocated to common shares (a)	99.3%	100.0%
Undistributed income (loss) allocated to common shares	428	(10,809)
Dividends paid on common shares outstanding	2,818	2,744
Net income (loss) available to common shares	3,246	(8,065)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,459,930	12,492,985
Adjustment for dilutive potential common shares	41,582	—
Weighted average shares outstanding - Diluted	12,501,512	12,492,985

Basic net income (loss) per share	$0.26	$(0.65)
Diluted net income (loss) per share	$0.26	$(0.65)

Number of stock option shares excluded as their effect would be anti-dilutive	502,301	358,346
Number of restricted stock shares excluded as their effect would be anti-dilutive	—	173,769
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	35,616
Number of performance share awards excluded as their effect would be anti-dilutive	—	64,467

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,459,930	12,492,985
Unvested participating shares	83,283	—
	12,543,213	12,492,985

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the three months ended December 31, 2020:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	141,680	$27.71
Granted	55,718	$22.64
Vested	(23,629)	$32.80
Unvested at December 31, 2020	173,769	$25.39
Expected to vest	173,769	$25.39

Compensation expense related to restricted stock for the three months ended December 31, 2019 and 2020 was $215 and $495, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2020 was $3,027, to be recognized over a weighted average period of 1.43 years.  During the first three months of fiscal 2021, the Company repurchased 10,439 shares of stock from employees at an average purchase price of $22.81 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the three months ended December 31, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2020	5,152	$31.78
Granted	7,398	$22.64
Vested and deferred	(5,152)	$31.78
Unvested and deferred at December 31, 2020	7,398	$22.64
Vested and deferred at December 31, 2020	28,218	$31.98

Compensation expense related to deferred restricted stock for the three months ended December 31, 2019 and 2020 was $85 and $63, respectively. The remaining recognized compensation expense related to deferred restricted stock at December 31, 2020 was $154, to be recognized over a weighted average period of 0.92 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the three months ended December 31, 2020.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	61,362	$43.22
Granted	39,031	$28.23
Vested	(13,200)	38.43
Unvested at December 31, 2020	87,193	$37.24

During the first quarter of fiscal 2021, 13,200 performance share awards vested which resulted in the issuance of 11,366 shares of stock to certain employees.  Compensation expense related to the performance shares for the three months ended December 31, 2019 and 2020 was $176 and $222, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2020 was $2,010, to be recognized over a weighted average period of 1.77 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during fiscal year 2021:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 24, 2020	$5.91	3.89%	0.39%	43%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2019 and 2020 was $258 and $279, respectively. The remaining unrecognized compensation expense at December 31, 2020 was $2,095, to be recognized over a weighted average vesting period of 1.74 years.

The following table summarizes the activity under the stock option plans and the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the three months ended December 31, 2020 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2020	561,457		$37.97
Granted	149,519		$22.64
Canceled	(8,400)		$40.26
Outstanding at December 31, 2020	702,576	$179	$34.68	7.56	yrs.
Vested or expected to vest	651,037	$179	$34.38	5.37	yrs.
Exercisable at December 31, 2020	358,346	$—	$39.62	6.07	yrs.

Note 12.  Dividend

In the first quarter of fiscal 2021, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2020 to stockholders of record at the close of business on December 1, 2020.  The dividend cash pay-out was $2,795 for the first quarter of fiscal 2021.

On January 28, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2021 to stockholders of record at the close of business on March 1, 2021.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2020 or December 31, 2020.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2019
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	—	—	4,243	4,243
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,820	462	—	2,282
Tax benefit	(493)	(121)	—	(614)
Net current-period other comprehensive income (loss)	1,378	341	4,243	5,962
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive loss as of December 31, 2019	$(60,942)	$(17,749)	$(9,268)	$(87,959)

	Three Months Ended December 31, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	—	—	4,850	4,850
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,940	—	—	1,940
Tax benefit	(463)	—	—	(463)
Net current-period other comprehensive income (loss)	1,528	—	4,850	6,378
Accumulated other comprehensive loss as of December 31, 2020	$(63,865)	$613	$(4,971)	$(68,223)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	December 31,
	2020	2020
Finance lease obligations	$7,809	$7,762
Environmental post-closure monitoring and maintenance activities	602	602
Long-term disability	251	246
Deferred dividends	139	126
Less amounts due within one year	(292)	(300)
Long-term obligations (less current portion)	$8,509	$8,436

Note 16.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of December 31, 2020, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2020 or December 31, 2020.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended December 31,
	2019	2020
Foreign currency transactional gain (loss)	$(1,071)	$453
Foreign exchange forward contract gain (loss)	$479	$(281)
Net gain (loss) included in selling, general and administrative expense	$(592)	$172

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2021 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, capital expenditures, dividends and the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events, including our expectations of the impact of the COVID-19 pandemic.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first quarter of fiscal 2021. In particular, the pandemic negatively impacted the aerospace supply chain which is  absorbing significant downward adjustments to its forecasted demand. The Company has accepted, with select aerospace customers, order push-outs and in some cases cancellations.  Markets other than aerospace have also been depressed, with uncertainty and tight cash management impacting customer ordering patterns.

The Company has taken significant actions to reduce costs and position itself to manage through the current market disruption caused by COVID-19. While these actions are expected to continue to generate cost savings and cash benefits, additional actions may be required, although we believe that our volumes shipped in the first quarter of fiscal 2021 of 2.8 million pounds represent the bottom of this unprecedented economic and business downturn.

Dividends Paid and Declared

In the first quarter of fiscal 2021, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2020 to stockholders of record at the close of business on December 1, 2020.  The dividend cash pay-outs in the first quarter was approximately $2.8 million based on the number of shares outstanding.

On January 28, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2021 to stockholders of record at the close of business on March 1, 2021.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first three months of fiscal 2021, capital investment was $1.1 million, and total planned capital expenditures for fiscal 2021 are expected to be approximately $10.0 million to allow for maintaining reliability within operations.

Volumes, Competition and Pricing

Significantly lower produced and shipped volume continued to be the primary issue impacting the Company’s financial results in the first quarter of fiscal 2021. Demand for the Company’s products has been negatively impacted across all of the Company’s major end markets due to the widespread impact of the COVID-19 global pandemic. Many of the Company’s customers are in a cash preservation mode which has also resulted in conservative order entry trends.  Elevated inventory throughout the supply chain, particularly in aerospace, contributed to lower order entry.  In addition, the first quarter of any fiscal year is typically impacted by lower volumes due to the holidays, maintenance schedules and customers managing their calendar year-end balance sheets.

Volume shipped in the first quarter of fiscal 2021 was 2.8 million pounds, a reduction of 1.4 million pounds, or 33.9%, from the same period last year and a 5.2% reduction sequentially from the fourth quarter of fiscal 2020.  The aerospace market was the most impacted market with a 1.4 million, or 60.7%, volume decrease from the same period last year and a 20.8% decrease sequentially from the fourth quarter of fiscal 2020. Volume shipped into the chemical processing market decreased 0.2 million pounds, or 23.7%, due to COVID-19 impacts noted above, but was offset by increased volume of 0.2 million pounds shipped into other markets for flue-gas desulphurization applications.  Shipments in the industrial gas turbine market were relatively flat compared to the same period last year.  The industrial gas turbine market was impacted by COVID-19, however this impact was mitigated by increases in market share.  Due to abnormally low levels of production during the first quarter, the Company directly expensed a portion of fixed overhead costs of $5.9 million to cost of sales.

The product average selling price per pound in the first quarter of fiscal 2021 was $23.84, which is nearly even to last year’s first quarter.  The Company continues to pursue price increases in its high-value differentiated products.

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

Net Revenue and Gross Profit Margin Performance:

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2020 and 2021
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2019	2020	2020	2020	2020
Net Revenues	$108,453	$111,563	$80,576	$79,938	$72,177
Gross Profit Margin	$18,743	$19,296	$2,639	$3,954	$987
Gross Profit Margin %	17.3%	17.3%	3.3%	4.9%	1.4%

The significant drop in volumes resulting from the COVID-19 pandemic compressed margins significantly in the first quarter of fiscal 2021 to 1.4%. The Company continues to face the industry-wide challenge of reducing spending commensurate with reductions in production volume in the current environment. In the first quarter, the Company charged $5.9 million directly to cost of sales for excess fixed overhead cost per pound incurred due to abnormally low production levels that could not be capitalized into inventory. This direct charge of $5.9 million compares to $0.0 million in the first quarter of fiscal 2020 and $4.0 million sequentially in the fourth quarter of fiscal 2020. Additional inventory reserves and scrap-outs of $0.7 million compared to last year’s first quarter were charged to cost of sales primarily due to decreasing sales levels of certain inventory items.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2019	2020	2020	2020	2020
Backlog(1)
Dollars (in thousands)	$237,620	$204,709	$174,639	$153,266	$145,143
Pounds (in thousands)	8,231	6,930	5,643	5,485	5,607
Average selling price per pound	$28.87	$29.54	$30.95	$27.94	$25.89
Average nickel price per pound
London Metals Exchange(2)	$6.26	$5.39	$5.76	$6.74	$7.62
(1)

Approximately 50% of the orders in the backlog include prices that are subject to adjustment based on changes in raw material costs.  Historically, approximately 70% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months, however, in the current economic environment, shipments may be delayed or cancelled in certain circumstances due to customer request. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

The Company has continued to experience low order entry levels attributable primarily to the global COVID-19 pandemic and its unprecedented impact on the economy, significant supply chain inventory reductions, the significant drop in the oil prices, along with the disruption in the aerospace supply chain caused by the year-long grounding of the Boeing 737 MAX.  Backlog was $145.1 million at December 31, 2020, a decrease of $8.1 million, or 5.3%, from $153.3 million at September 30, 2020.  Backlog pounds at December 31, 2020 increased sequentially during the first quarter of fiscal 2021 by 2.2% as compared to September 30, 2020.  The average selling price of products in the Company’s backlog decreased to $25.89 per pound at December 31, 2020 from $27.94 per pound at September 30, 2020, reflecting a change in product mix to lower value products.  Visibility continues to be limited due to the uncertainty surrounding the impact of COVID-19 and the various mitigation measures undertaken within the various supply chains.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2019	2020	2020	2020	2020
Net revenues (in thousands)
Aerospace	$58,843	$59,172	$40,375	$33,590	$24,555
Chemical processing	16,712	15,832	12,143	18,483	15,256
Industrial gas turbines	13,763	16,701	13,673	12,439	13,967
Other markets	11,875	12,762	11,203	9,259	12,779
Total product revenue	101,193	104,467	77,394	73,771	66,557
Other revenue	7,260	7,096	3,182	6,167	5,620
Net revenues	$108,453	$111,563	$80,576	$79,938	$72,177

Shipments by markets (in thousands of pounds)
Aerospace	2,303	2,261	1,523	1,142	904
Chemical processing	788	689	578	789	601
Industrial gas turbines	825	990	768	752	798
Other markets	306	386	302	264	489
Total shipments	4,222	4,326	3,171	2,947	2,792

Average selling price per pound
Aerospace	$25.55	$26.17	$26.51	$29.41	$27.16
Chemical processing	21.21	22.98	21.01	23.43	25.38
Industrial gas turbines	16.68	16.87	17.80	16.54	17.50
Other markets	38.81	33.06	37.10	35.07	26.13
Total product (product only; excluding other revenue)	23.97	24.15	24.41	25.03	23.84
Total average selling price (including other revenue)	$25.69	$25.79	$25.41	$27.13	$25.85

Results of Operations for the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

	Three Months Ended December 31,				Change
	2019		2020		Amount	%
Net revenues	$108,453	100.0%	$72,177	100.0%	$(36,276)	(33.4)%
Cost of sales	89,710	82.7%	71,190	98.6%	(18,520)	(20.6)%
Gross profit	18,743	17.3%	987	1.4%	(17,756)	(94.7)%
Selling, general and administrative expense	11,507	10.6%	9,733	13.5%	(1,774)	(15.4)%
Research and technical expense	882	0.8%	787	1.1%	(95)	(10.8)%
Operating income (loss)	6,354	5.9%	(9,533)	(13.2)%	(15,887)	(250.0)%
Nonoperating retirement benefit expense	1,700	1.6%	359	0.5%	(1,341)	(78.9)%
Interest income	(14)	(0.0)%	(4)	(0.0)%	10	(71.4)%
Interest expense	251	0.2%	304	0.4%	53	21.1%
Income (loss) before income taxes	4,417	4.1%	(10,192)	(14.1)%	(14,609)	(330.7)%
Provision for (benefit from) income taxes	1,149	1.1%	(2,165)	(3.0)%	(3,314)	(288.4)%
Net income (loss)	$3,268	3.0%	$(8,027)	(11.1)%	$(11,295)	(345.6)%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	December 31,		Change
By market	2019	2020	Amount	%
Net revenues (dollars in thousands)
Aerospace	$58,843	$24,555	$(34,288)	(58.3)%
Chemical processing	16,712	15,256	(1,456)	(8.7)%
Industrial gas turbine	13,763	13,967	204	1.5%
Other markets	11,875	12,779	904	7.6%
Total product revenue	101,193	66,557	(34,636)	(34.2)%
Other revenue	7,260	5,620	(1,640)	(22.6)%
Net revenues	$108,453	$72,177	$(36,276)	(33.4)%
Pounds by market (in thousands)
Aerospace	2,303	904	(1,399)	(60.7)%
Chemical processing	788	601	(187)	(23.7)%
Industrial gas turbine	825	798	(27)	(3.3)%
Other markets	306	489	183	59.8%
Total shipments	4,222	2,792	(1,430)	(33.9)%
Average selling price per pound
Aerospace	$25.55	$27.16	$1.61	6.3%
Chemical processing	21.21	25.38	4.17	19.7%
Industrial gas turbine	16.68	17.50	0.82	4.9%
Other markets	38.81	26.13	(12.68)	(32.7)%
Total product (excluding other revenue)	23.97	23.84	(0.13)	(0.5)%
Total average selling price (including other revenue)	$25.69	$25.85	$0.16	0.6%

Net Revenues.  Net revenues were $72.2 million in the first quarter of fiscal 2021, a decrease of 33.4% from $108.5 million in the same period of fiscal 2020.   Volume was 2.8 million pounds in the first quarter of fiscal 2021, a decrease of 33.9% from 4.2 million pounds in the same period of fiscal 2020.  The decrease in volume is primarily attributable to a significant slowdown in demand caused by the COVID-19 pandemic and the impact on the aerospace supply chain caused by the grounding of the Boeing 737 MAX.  The product average selling price was $23.84 per pound in the first quarter of fiscal 2021, a decrease of 0.5% from $23.97 per pound in the same period of fiscal 2020.  The decrease in average selling price per pound largely reflects a lower-value product mix and other pricing considerations, which decreased the average selling price per pound by approximately $0.14, partially offset by higher market prices of raw materials which increased average selling price per pound by approximately $0.01.

 Sales to the aerospace market were $24.6 million in the first quarter of fiscal 2021, a decrease of 58.3% from $58.8 million in the same period of fiscal 2020, due to a 60.7% decrease in volume, partially offset by a 6.3% increase in average selling price per pound.  Demand in the aerospace market declined primarily due to the COVID-19 pandemic which has decreased demand for air travel resulting in decreased demand for maintenance parts and new planes.  Demand has also been impacted by the elevated amount of inventory throughout the aerospace supply chain, the significant number of undelivered new planes already built (primarily the Boeing 737 MAX), and the significant number of planes taken out of service.  The increase in average selling price per pound largely reflects a higher value product mix, combined with higher market prices of raw materials, which increased average selling price per pound by approximately $2.09, partially offset by other pricing factors, which decreased average selling price per pound by approximately $0.48.

Sales to the chemical processing market were $15.3 million in the first quarter of fiscal 2021, a decrease of 8.7% from $16.7 million in the same period of fiscal 2020, due to a 23.7% decrease in volume, partially offset by a 19.7% increase in average selling price per pound. Volume was lower primarily due to decreased demand caused by COVID-19 and low oil prices which caused customers in the chemical industry to delay capital expenditure decisions.  The increase in average selling price per pound reflects a higher value product mix and higher market prices of raw materials, which increased average selling price per pound by approximately $4.84, partially offset by pricing competition and other factors, which decreased average selling price per pound by approximately $0.67.

Sales to the industrial gas turbine market were $14.0 million in the first quarter of fiscal 2021, an increase of 1.5% from $13.8 million for the same period of fiscal 2020, due to an increase in average selling price per pound of 4.9%, partially offset by a decrease in volume of 3.3%.  The decrease in volume is primarily attributable to the impact of COVID-19, combined with small/medium frame engine builds slowing down due to lower demand in the oil industry.  Nearly mitigating these volume decreases was increased shipments to a new customer which represents increased market share. The increase in average selling price per pound reflects a higher value product mix and higher market prices of raw materials, which increased average selling price per pound by approximately $0.55, combined with pricing increases and other factors which increased average selling price per pound by approximately $0.27.

Sales to other markets were $12.8 million in the first quarter of fiscal 2021, an increase of 7.6% from $11.9 million in the same period of fiscal 2020, due to an increase in volume of 59.8%, partially offset by a 32.7% decrease in average selling price per pound.  The increase in volume was primarily related to an increase in flue-gas desulphurization. The average selling price per pound decrease reflects a lower-value product mix and other pricing factors, which decreased average selling price per pound by approximately $12.61, combined with lower market prices of raw materials, which decreased average selling price per pound by approximately $0.07.

Other Revenue.  Other revenue was $5.6 million in the first quarter of fiscal 2021, a decrease of 22.6% from $7.3 million in the same period of fiscal 2020. The decrease was due primarily to decreased toll conversion which related to the COVID-19 pandemic including toll conversion customers with exposure to the aerospace industry.

Cost of Sales. Cost of sales was $71.2 million, or 98.6% of net revenues, in the first quarter of fiscal 2021 compared to $89.7 million, or 82.7% of net revenues, in the same period of fiscal 2020. The decrease was primarily due to lower volumes combined with the Company’s actions taken to lower costs in response to COVID-19.   However, despite these cost reduction measures, fixed costs have not declined in line with current production volumes, which required directly expensing a portion of these fixed costs in the amount of approximately $5.9 million during the first quarter of fiscal 2021.  The Company also recorded a $0.7 million increase in inventory reserves and scrap-outs to cost of sales during the first quarter of fiscal 2021 as compared to the first quarter of 2020.

Gross Profit.  As a result of the above factors, gross profit was $1.0 million for the first quarter of fiscal 2021, a decrease of $17.8 million from the same period of fiscal 2020. Gross margin as a percentage of net revenue decreased to 1.4% in the first quarter of fiscal 2021 as compared to 17.3% in the same period of fiscal 2020.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $9.7 million for the first quarter of fiscal 2021, a decrease of $1.8 million, or 15.4%, from the same period of fiscal 2020.  Selling, general and administrative expense as a percentage of net revenues increased to 13.5% for the first quarter of fiscal 2021 compared to 10.6% for the same period of fiscal 2020.  Significant cost saving measures continued in the quarter including headcount reductions, furloughs, reduced executive salaries, reduced board fees and reduced travel and entertainment expenses.  Lower exchange rate loss also contributed to the lower expenses in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020.

Research and Technical Expense.  Research and technical expense was $0.8 million, or 1.1% of net revenue, for the first quarter of fiscal 2021, compared to $0.9 million, or 0.8% of net revenue, in the same period of fiscal 2020.  The reduction in spend as compared to the first quarter of fiscal 2020 is primarily attributable to lower salaries and wages as a result of lower hours worked and reduced headcount.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first quarter of fiscal 2021 was ($9.5) million compared to operating income of $6.4 million in the same period of fiscal 2020.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.4 million in the first quarter of fiscal 2021 compared to $1.7 million in the same period of fiscal 2020.  The decrease in expense was primarily driven by favorable retiree health care spending and higher than expected return on plan assets.

Income Taxes. Income tax benefit was $2.2 million in the first quarter of fiscal 2021, a difference of $3.3 million from income tax expense of $1.1 million in the first quarter of fiscal 2020, driven primarily by a difference in income (loss) before income taxes of $14.6 million. Additionally, income tax benefit is being adversely impacted by discrete items related to stock compensation in the first quarter of fiscal 2021.

Net Income/(Loss).  As a result of the above factors, net loss in the first quarter of fiscal 2021 was ($8.0) million, compared to net income of $3.3 million in the same period of fiscal 2020.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $244.5 million at December 31, 2020, a decrease of $20.4 million, or 7.7%, from $264.9 million at September 30, 2020. The decrease resulted primarily from accounts receivable and inventory decreasing $10.7 million and $9.8 million, respectively, during the first three months of fiscal 2021.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $61.3 million at December 31, 2020, inclusive of $14.6 million that was held by foreign subsidiaries in various currencies, compared to $47.2 million at September 30, 2020.  Additionally, there were zero borrowings against the line of credit outstanding as of December 31, 2020.

Net cash provided by operating activities in the first three months of fiscal 2021 was $18.5 million compared to net cash provided by operating activities of $7.0 million in the first three months of fiscal 2020, an increase of $11.4 million.  Cash flow from operating activities in the first three months of fiscal 2021 was favorably impacted by a decrease in inventory of $13.3 million during the first three months of fiscal 2021 as compared to an increase in inventory of $20.0 million during the same period of fiscal 2020, partially offset by a net loss of ($8.0) million during the first three months of fiscal 2021 as compared to net income of $3.3 million during the same period of fiscal 2020.

Net cash used in investing activities was $1.1 million in the first three months of fiscal 2021 which was lower than cash used in investing activities of $2.3 million during the same period of fiscal 2020 due to lower additions to property, plant and equipment.

Net cash used in financing activities was $4.1 million in the first three months of fiscal 2021, which was higher than net cash used in financing activities of $2.6 million during the same period of fiscal 2020, primarily as a result of, among other factors, cash paid for debt issuance costs resulting from the new U.S. revolving credit facility (described below).  Dividends paid of $2.8 million during the first three months of fiscal 2021 were comparable to the same period of fiscal 2020.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company, Wells Fargo Capital Finance, LLC and certain other lenders (the “Previous Facility”).  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of December 31, 2020, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 8 in the Company’s Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q).  Borrowings under the Credit Documents are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations (including reduction of inventory), cash on-hand and, if needed, borrowings under our new U.S. revolving credit facility. At December 31, 2020, the Company had cash of $61.3 million, an outstanding balance of zero on the new U.S. revolving credit facility (described below) and access to a total of approximately $100.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Dividends to stockholders; and

● Pension and postretirement plan contributions.

Capital investment in the first three months of fiscal 2021 was $1.1 million, and the forecast for capital spending in fiscal 2021 is $10.0 million to allow for maintaining reliability within operations.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2020:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$1,207	$431	$776	$—	$—
Operating lease obligations	3,461	1,861	1,153	447	—
Finance lease obligations	15,442	1,003	2,042	2,072	10,325
Raw material contracts (primarily nickel)	8,789	8,789	—	—	—
Capital projects and other commitments	1,151	998	153	—	—
Pension plan(2)	103,467	6,000	12,000	10,500	74,967
Non-qualified pension plans	657	95	190	190	182
Other postretirement benefits(3)	90,182	3,307	7,339	7,396	72,140
Environmental post-closure monitoring	601	77	134	156	234
Total	$224,957	$22,561	$23,787	$20,761	$157,848

(1)	As of December 31, 2020, the revolver balance was $0. The current obligation consists of unused line fees.
(2)

The Company has a funding obligation to contribute $103,467 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2020. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended December 31, 2020, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2020, should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K other than the updated information related to the impact on our business from the COVID-19 outbreak included in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees to satisfy share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	—	$—	—	—
November 1-30, 2020	10,439	22.81	—	—
December 1-31, 2020	—	—	—	—
Total	10,439	$22.81	—	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
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
10.1

Credit Agreement, dated as of October 19, 2020, by and between the Company, JPMorgan Chase Bank, N.A. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Form 8-K filed October 20, 2020).

31.1**	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

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
Date: January 28, 2021

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: January 28, 2021