Form 10-Q
period 2021-03-31
HAYNES INTERNATIONAL INC
filed 2021-04-29
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 29, 2021, the registrant had 12,688,730 shares of Common Stock, $.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,238	$69,820
Accounts receivable, less allowance for doubtful accounts of $545 and $528 at September 30, 2020 and March 31, 2021, respectively	51,118	46,097
Inventories	246,124	226,865
Income taxes receivable	3,770	3,065
Other current assets	3,285	4,617
Total current assets	351,535	350,464
Property, plant and equipment, net	159,819	152,696
Deferred income taxes	30,551	33,591
Other assets	8,974	8,068
Goodwill	4,789	4,789
Other intangible assets, net	5,056	5,812
Total assets	$560,724	$555,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,555	$23,689
Accrued expenses	14,757	16,692
Income taxes payable	—	166
Accrued pension and postretirement benefits	3,403	3,403
Deferred revenue—current portion	2,500	2,500
Total current liabilities	38,215	46,450
Long-term obligations (less current portion)	8,509	8,347
Deferred revenue (less current portion)	12,829	11,579
Deferred income taxes	2,131	2,164
Operating lease liabilities	1,719	1,519
Accrued pension benefits (less current portion)	105,788	101,145
Accrued postretirement benefits (less current portion)	90,032	90,325
Total liabilities	259,223	261,529
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,681,280 and 12,758,078 shares issued and 12,622,371 and 12,688,730 shares outstanding at September 30, 2020 and March 31, 2021, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	257,583	259,796
Accumulated earnings	120,943	103,721
Treasury stock, 58,909 shares at September 30, 2020 and 69,348 shares at March 31, 2021	(2,437)	(2,675)
Accumulated other comprehensive loss	(74,601)	(66,964)
Total stockholders’ equity	301,501	293,891
Total liabilities and stockholders’ equity	$560,724	$555,420

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Net revenues	$111,563	$82,063	$220,016	$154,240
Cost of sales	92,267	73,678	181,977	144,868
Gross profit	19,296	8,385	38,039	9,372
Selling, general and administrative expense	10,785	11,257	22,292	20,990
Research and technical expense	1,028	864	1,910	1,651
Operating income (loss)	7,483	(3,736)	13,837	(13,269)
Nonoperating retirement benefit expense	1,700	359	3,400	718
Interest income	(10)	(1)	(24)	(5)
Interest expense	296	298	547	602
Income (loss) before income taxes	5,497	(4,392)	9,914	(14,584)
Provision for (benefit from) income taxes	1,429	(760)	2,578	(2,925)
Net income (loss)	$4,068	$(3,632)	$7,336	$(11,659)
Net income (loss) per share:
Basic	$0.32	$(0.29)	$0.58	$(0.94)
Diluted	$0.32	$(0.29)	$0.58	$(0.94)
Weighted Average Common Shares Outstanding
Basic	12,474	12,514	12,467	12,503
Diluted	12,504	12,514	12,497	12,503

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Net income (loss)	$4,068	$(3,632)	$7,336	$(11,659)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,720	1,527	3,439	3,055
Foreign currency translation adjustment	(3,918)	(268)	325	4,582
Other comprehensive income (loss)	(2,198)	1,259	3,764	7,637
Comprehensive income (loss)	$1,870	$(2,373)	$11,100	$(4,022)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2019	12,556,255	$13	254,999	$139,010	$(2,437)	$(87,959)	$303,626
Net income (loss)				4,068			4,068
Dividends paid and accrued ($0.22 per share)				(2,781)			(2,781)
Other comprehensive income (loss)						(2,198)	(2,198)
Issue restricted stock (less forfeitures)	666						—
Stock compensation			897				897
Balance March 31, 2020	12,556,921	$13	$255,896	$140,297	$(2,437)	$(90,157)	$303,612

	Three Months Ended March 31, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2020	12,682,147	$13	$258,642	$110,134	$(2,675)	$(68,223)	$297,891
Net income (loss)				(3,632)			(3,632)
Dividends paid and accrued ($0.22 per share)				(2,781)			(2,781)
Other comprehensive income (loss)						1,259	1,259
Issue restricted stock (less forfeitures)	(200)						—
Vesting of restricted stock	6,783						—
Stock compensation			1,154				1,154
Balance March 31, 2021	12,688,730	$13	$259,796	$103,721	$(2,675)	$(66,964)	$293,891

	Six Months Ended March 31, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				7,336			7,336
Dividends paid and accrued ($0.44 per share)				(5,618)			(5,618)
Other comprehensive income (loss)						3,764	3,764
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	36,461						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			1,631				1,631
Balance March 31, 2020	12,556,921	$13	$255,896	$140,297	$(2,437)	$(90,157)	$303,612

	Six Months Ended March 31, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(11,659)			(11,659)
Dividends paid and accrued ($0.44 per share)				(5,563)			(5,563)
Other comprehensive income (loss)						7,637	7,637
Issue restricted stock (less forfeitures)	55,518						—
Vesting of restricted stock	21,280						—
Purchase of treasury stock	(10,439)				(238)		(238)
Stock compensation			2,213				2,213
Balance March 31, 2021	12,688,730	$13	$259,796	$103,721	$(2,675)	$(66,964)	$293,891

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$7,336	$(11,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,639	9,588
Amortization	100	231
Pension and post-retirement expense - U.S. and U.K.	6,897	4,080
Change in long-term obligations	(24)	(15)
Stock compensation expense	1,631	2,213
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	(1,782)	(3,941)
Loss on disposition of property	—	23
Change in assets and liabilities:
Accounts receivable	11,122	5,927
Inventories	(21,192)	22,210
Other assets	(961)	(624)
Accounts payable and accrued expenses	(7,668)	7,496
Income taxes	1,447	897
Accrued pension and postretirement benefits	(4,488)	(4,051)
Net cash provided by (used in) operating activities	807	31,125
Cash flows from investing activities:
Additions to property, plant and equipment	(4,100)	(2,103)
Net cash provided by (used in) investing activities	(4,100)	(2,103)
Cash flows from financing activities:
Revolving credit facility borrowings	30,000	—
Dividends paid	(5,523)	(5,604)
Proceeds from exercise of stock options	422	—
Payment for purchase of treasury stock	(198)	(238)
Payment for debt issuance cost	—	(987)
Payments on long-term obligation	(82)	(106)
Net cash provided by (used in) financing activities	24,619	(6,935)
Effect of exchange rates on cash	42	495
Increase (decrease) in cash and cash equivalents:	21,368	22,582
Cash and cash equivalents:
Beginning of period	31,038	47,238
End of period	$52,406	$69,820
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$518	$439
Income taxes paid (refunded), net	$2,903	$61
Capital expenditures incurred, but not yet paid	$708	$233
Dividends declared but not yet paid	$95	$98

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021 or any interim period.

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

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first half of fiscal 2021 and could continue to materially affect the Company’s financial condition and results of operations for an extended period of time.  In particular, the pandemic negatively impacted the aerospace supply chain which is currently absorbing significant downward adjustments to its forecasted demand. The Company has accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations.  Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2020 and March 31, 2021, accounts receivable with customers were $51,663 and $46,625, respectively. Allowance for doubtful accounts as of September 30, 2020 and March 31, 2021 were $545 and $528, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2020 and March 31, 2021, no contract liabilities have been recorded except for $15,329 and $14,079, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements and $1,200 and $1,000 for accrued product returns respectively.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and six months ended March 31, 2020 and 2021.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Net revenues (dollars in thousands)
Aerospace	$59,172	$30,601	$118,015	$55,156
Chemical processing	15,832	15,068	32,544	30,324
Industrial gas turbine	16,701	16,436	30,464	30,403
Other markets	12,762	15,546	24,637	28,325
Total product revenue	104,467	77,651	205,660	144,208
Other revenue	7,096	4,412	14,356	10,032
Net revenues	$111,563	$82,063	$220,016	$154,240

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2020	2021
Raw Materials	$22,163	$21,510
Work-in-process	110,717	100,990
Finished Goods	111,744	102,903
Other	1,500	1,462
	$246,124	$226,865

Note 5.  Income Taxes

Income tax expense (benefit) for the three and six months ended March 31, 2020 and 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended March 31, 2021 was 17.3% on $(4,392) of loss before income taxes compared to 26.0% on income before income taxes of $5,497 for the three months ended March 31, 2020.  Income tax expense in the three months ended March 31, 2021 was unfavorably impacted in the amount of $156 from executive compensation expenses that were not deductible in compliance with Section 162(m) of the Internal Revenue Code.  The effective tax rate for the six months ended March 31, 2021 was 20.1% on $(14,584) of loss before income taxes compared to 26.0% on income before income taxes of $9,914 for the six months ended March 31, 2020.   In addition to the non-deductible compensation costs, income tax expense in the first six months of fiscal 2021 was unfavorably impacted by the lower stock price at the time of vesting of restricted stock as compared to the price when the stock was granted, which resulted in the Company not being able to fully utilize the deferred tax assets attributable to those shares.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2020 and 2021 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2020	2021	2020	2021	2020	2021	2020	2021
Service cost	$1,387	$1,407	$354	$274	$2,773	$2,814	$708	$548
Interest cost	2,148	1,808	873	573	4,296	3,616	1,746	1,146
Expected return	(3,623)	(3,978)	—	—	(7,268)	(7,956)	—	—
Amortizations	1,859	1,956	462	—	3,718	3,912	924	—
Net periodic benefit cost	$1,771	$1,193	$1,689	$847	$3,519	$2,386	$3,378	$1,694

The Company contributed $3,000 to Company-sponsored U.S. pension plans and $1,400 to its other post-retirement benefit plans for the six months ended March 31, 2021. The Company expects to make contributions of $3,000 to its U.S. pension plan and $1,907 to its other post-retirement benefit plan for the remainder of fiscal 2021.

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

As of September 30, 2020 and March 31, 2021, the Company has accrued $602 for post-closure monitoring and maintenance activities, of which $525 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at March 31, 2021.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ended September 30,
2022	$67
2023	65
2024	87
2025	65
2026 and thereafter	241
$525

On February 11, 2016, the Company voluntarily reported to the Louisiana Department of Environmental Quality a leak that it discovered in one of its chemical cleaning operations at its Arcadia, Louisiana facility.  As a result of the discovery, the Company worked with that department to determine the extent of the issue and appropriate remediation.  Management has completed the required remediation and is expecting a “No Further Action” notice from the department upon completion of related administrative action.  Management does not currently expect that the remediation costs related to this matter will have a material adverse effect on the Company’s results of operations.  As of April 29, 2021, pending resolution of this administrative matter with the Louisiana Department of Environmental Quality, the Company has no outstanding environmental violations on either the state or federal level.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of March 31, 2021.

During the first six months of fiscal 2021, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $49 and $115 for the three-month periods ended March 31, 2020 and 2021, respectively and $100 and $231 for the six-month periods ended March 31, 2020 and 2021, respectively.  The following represents a summary of intangible assets at September 30, 2020 and March 31, 2021.

	Gross	Accumulated	Carrying
September 30, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(858)	1,242
Other	291	(277)	14
	$6,191	$(1,135)	$5,056

	Gross	Accumulated	Carrying
March 31, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(927)	1,173
Other	987	(148)	839
	$6,887	$(1,075)	$5,812

Estimated future Aggregate Amortization Expense:
Year Ended September 30,
2021	$234
2022	466
2023	468
2024	126
2025	124
Thereafter	594

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2020	2021	2020	2021
Numerator: Basic and Diluted
Net income (loss)	$4,068	$(3,632)	$7,336	$(11,659)
Dividends paid and accrued	(2,781)	(2,781)	(5,618)	(5,563)
Undistributed income (loss)	1,287	(6,413)	1,718	(17,222)
Percentage allocated to common shares (a)	99.3%	100.0%	99.3%	100.0%
Undistributed income (loss) allocated to common shares	1,279	(6,413)	1,707	(17,222)
Dividends paid on common shares outstanding	2,763	2,743	5,581	5,486
Net income (loss) available to common shares	4,042	(3,670)	7,288	(11,736)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,473,881	12,514,208	12,466,867	12,503,479
Adjustment for dilutive potential common shares	30,182	—	30,082	—
Weighted average shares outstanding - Diluted	12,504,063	12,514,208	12,496,949	12,503,479

Basic net income (loss) per share	$0.32	$(0.29)	$0.58	$(0.94)
Diluted net income (loss) per share	$0.32	$(0.29)	$0.58	$(0.94)

Number of stock option shares excluded as their effect would be anti-dilutive	561,457	358,346	561,457	358,346
Number of restricted stock shares excluded as their effect would be anti-dilutive	—	173,569	—	173,669
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	28,833	—	32,225
Number of performance share awards excluded as their effect would be anti-dilutive	—	46,231	—	55,349

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,473,881	12,514,208	12,466,867	12,503,479
Unvested participating shares	81,652	—	82,468	—
	12,555,533	12,514,208	12,549,335	12,503,479

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the six months ended March 31, 2021:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	141,680	$27.71
Granted	55,718	$22.64
Forfeited / Canceled	(200)	$35.49
Vested	(23,629)	$32.80
Unvested at March 31, 2021	173,569	$25.38
Expected to vest	173,569	$25.38

Compensation expense related to restricted stock for the three months ended March 31, 2020 and 2021 was $340 and $524, respectively, and for the six months ended March 31, 2020 and 2021 was $556 and $1,019, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2021 was $2,496, to be recognized over a weighted average period of 1.18 years.  During the first six months of fiscal 2021, the Company repurchased 10,439 shares of stock from employees at an average purchase price of $22.81 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the six months ended March 31, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2020	5,152	$31.78
Granted	7,398	$22.64
Vested and deferred	(5,152)	$31.78
Unvested and deferred at March 31, 2021	7,398	$22.64
Vested and deferred at March 31, 2021	21,435	$31.97

Compensation expense related to deferred restricted stock for the three months ended March 31, 2020 and 2021 was $58 and $42, respectively, and for the six months ended March 31, 2020 and 2021 was $143 and $104, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at March 31, 2021 was $112, to be recognized over a weighted average period of 0.67 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the six months ended March 31, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	61,362	$43.22
Granted	39,031	$28.23
Vested	(13,200)	38.43
Unvested at March 31, 2021	87,193	$37.24

During the first six months of fiscal 2021, 13,200 performance share awards vested which resulted in the issuance of 11,366 shares of stock to certain employees.  Compensation expense related to the performance shares for the three months ended March 31, 2020 and 2021 was $238 and $287, respectively, and for the six months ended March 31, 2020 and 2021 was $414 and $509, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2021 was $1,723, to be recognized over a weighted average period of 1.52 years.

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

The stock-based employee compensation expense for stock options for the three months ended March 31, 2020 and 2021 was $261 and $301, respectively, and for the six months ended March 31, 2020 and 2021 was $518 and $581, respectively. The remaining unrecognized compensation expense at March 31, 2021 was $1,794, to be recognized over a weighted average vesting period of 1.49 years.

The following table summarizes the activity under the stock option plans and the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the six months ended March 31, 2021 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2020	561,457		$37.97
Granted	149,519		$22.64
Canceled	(8,400)		$40.26
Outstanding at March 31, 2021	702,576	$1,051	$34.68	7.31	yrs.
Vested or expected to vest	651,037	$1,051	$34.38	5.18	yrs.
Exercisable at March 31, 2021	358,346	$—	$39.62	5.82	yrs.

Note 12.  Dividend

In the first and second quarters of fiscal 2021, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2020 to stockholders of record at the close of business on December 1, 2020 and the second quarter dividend was paid on March 15, 2021 to stockholders of record at the close of business on March 1, 2021.  The dividend cash pay-outs were $2,795 and $2,809 for the first and second quarters of fiscal 2021, respectively.

On April 29, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2021 to stockholders of record at the close of business on June 1, 2021.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2020 or March 31, 2021.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2019	$(60,942)	$(17,749)	$(9,268)	$(87,959)
Other comprehensive income (loss) before reclassifications	—	—	(3,918)	(3,918)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	1,822	463	—	2,285
Tax benefit	(494)	(123)	—	(617)
Net current-period other comprehensive income (loss)	1,380	340	(3,918)	(2,198)
Accumulated other comprehensive income (loss) as of March 31, 2020	$(59,562)	$(17,409)	$(13,186)	$(90,157)

	Three Months Ended March 31, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2020	$(63,865)	$613	$(4,971)	$(68,223)
Other comprehensive income (loss) before reclassifications	—	—	(268)	(268)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	1,939	—	—	1,939
Tax benefit	(464)	—	—	(464)
Net current-period other comprehensive income (loss)	1,527	—	(268)	1,259
Accumulated other comprehensive income (loss) as of March 31, 2021	$(62,338)	$613	$(5,239)	$(66,964)

	Six Months Ended March 31, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	—	—	325	325
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	3,642	925	—	4,567
Tax benefit	(987)	(244)	—	(1,231)
Net current-period other comprehensive income (loss)	2,758	681	325	3,764
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive income (loss) as of March 31, 2020	$(59,562)	$(17,409)	$(13,186)	$(90,157)

	Six Months Ended March 31, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	—	—	4,582	4,582
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	3,879	—	—	3,879
Tax benefit	(927)	—	—	(927)
Net current-period other comprehensive income (loss)	3,055	—	4,582	7,637
Accumulated other comprehensive income (loss) as of March 31, 2021	$(62,338)	$613	$(5,239)	$(66,964)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	March 31,
	2020	2021
Finance lease obligations	$7,809	$7,714
Environmental post-closure monitoring and maintenance activities	602	602
Long-term disability	251	241
Deferred dividends	139	98
Less amounts due within one year	(292)	(308)
Long-term obligations (less current portion)	$8,509	$8,347

Note 16.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of March 31, 2021, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2020 or March 31, 2021.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Foreign currency transactional gain (loss)	$724	$(89)	$(347)	$(542)
Foreign exchange forward contract gain (loss)	$(501)	$(108)	$(22)	$173
Net gain (loss) included in selling, general and administrative expense	$223	$(197)	$(369)	$(369)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2021 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results on our results, capital expenditures, demand for our products and operations, dividends and the impact of COVID-19 on the economy and our business, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first half of fiscal 2021. In particular, the pandemic negatively impacted the aerospace supply chain which is  absorbing significant downward adjustments to its forecasted demand. The Company has accepted, with select aerospace customers, order push-outs and in some cases cancellations.  Markets other than aerospace have also been depressed, with uncertainty and tight cash management impacting customer ordering patterns.

The Company has taken significant actions to reduce costs and position itself to manage through the current market disruption caused by COVID-19. While these actions are expected to continue to generate cost savings and cash benefits, additional actions may be required, although we believe that volumes shipped in the first quarter of fiscal 2021 of 2.8 million pounds represent the bottom of this unprecedented economic and business downturn.

Despite the many challenging effects of the pandemic, the Company has been able to generate a total net cash increase of $47.4 million since March 31, 2020, gross margin percentage improved 880 basis points sequentially in the second quarter of fiscal 2021 and quarterly net revenues improved by 13.7% sequentially.  The Company has also continued to pay its regular quarterly cash dividend of $0.22 per outstanding share throughout the pandemic.

Dividends Paid and Declared

In the first and second quarters of fiscal 2021, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2020 to stockholders of record at the close of business on December 1, 2020, and the second quarter dividend was paid on March 14, 2021 to stockholders of record at the close of business on March 1, 2021.  The dividend cash pay-outs in each of the first and second quarters were approximately $2.8 million based on the number of shares outstanding.

On April 29, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2021 to stockholders of record at the close of business on June 1, 2021.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first six months of fiscal 2021, capital investment was $2.1 million, and total planned capital expenditures for fiscal 2021 are expected to be approximately $10.0 million to allow for maintaining reliability within operations.

Volumes, Competition and Pricing

Overall volume improved sequentially in the second quarter of fiscal 2021 to 3.5 million pounds which was the best volume quarter since the pandemic began roughly one year ago.  All four of the Company’s market categories improved with overall volume improving 26.1% in the second quarter compared sequentially to the first quarter of fiscal 2021.  Management believes the first quarter was the bottom and that we have now come off the bottom of this COVID-19 driven downturn from a volume perspective.  Looking at volume on a year-over-year basis, volume shipped decreased 18.6% with pounds shipped into the aerospace market down 47.9% in the second quarter of fiscal 2021 compared to the same period last year which was mostly prior to the announcement of the virus as a pandemic or a national emergency.  The significant reduction in aerospace demand continues to be the main driver of our low overall levels due to the negative impact of the COVID-19 global pandemic.  Volumes shipped into the industrial gas turbine market and other markets increased in the second quarter of fiscal 2021 compared to the same period last year while the volumes shipped into the chemical processing market remained relatively flat.

The product average selling price per pound in the second quarter of fiscal 2021 was $22.05, which decreased both sequentially and year-over-year due primarily to product mix.  The Company continues to pursue price increases in its high-value differentiated products while also pursuing volume increases with competitively priced quotes of commodity product.

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
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2019	2020	2020	2020	2020	2021
Net Revenues	$108,453	$111,563	$80,576	$79,938	$72,177	$82,063
Gross Profit Margin	$18,743	$19,296	$2,639	$3,954	$987	$8,385
Gross Profit Margin %	17.3%	17.3%	3.3%	4.9%	1.4%	10.2%

The significant drop in volumes resulting from the COVID-19 pandemic compressed margins significantly in the third and fourth quarters of fiscal 2020 to 3.3% and 4.9%, respectively. The volume impact was even more significant in the first quarter of fiscal 2021, compressing gross margins to 1.4% with volumes and revenue at their lowest point. Throughout this low volume COVID driven downturn, the Company faced the industry-wide challenge of reducing spending commensurate with reductions in production volume. Fixed overhead costs incurred that could not be reduced proportionally with reduced volume were directly charged to cost of sales as follows: $5.9 million in the third quarter of fiscal 2020, 4.0 million in the fourth quarter of fiscal 2020, $5.9 million in the first quarter of fiscal 2021, and $2.8 million in the second quarter of fiscal 2021. Gross margins in the second quarter of fiscal 2021 improved sequentially by 880 basis points, primarily due to higher volumes combined with solid cost controls.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2020	2020	2020	2020	2021
Backlog(1)
Dollars (in thousands)	$237,620	$204,709	$174,639	$153,266	$145,143	$140,892
Pounds (in thousands)	8,231	6,930	5,643	5,485	5,607	5,622
Average selling price per pound	$28.87	$29.54	$30.95	$27.94	$25.89	$25.06
Average nickel price per pound
London Metals Exchange(2)	$6.26	$5.39	$5.76	$6.74	$7.62	$7.47
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

The Company has continued to experience lower than normal order entry levels attributable primarily to the global COVID-19 pandemic and its unprecedented impacts on the economy, including significant supply chain inventory reductions, however, the reduction in backlog appears to have levelled out.  Backlog was $140.9 million at March 31, 2021, a decrease of $4.3 million, or 2.9%, from $145.1 million at December 31, 2020.  Backlog pounds at March 31, 2021 increased sequentially during the first quarter of fiscal 2021 by 0.3% as compared to December 31, 2020.  The average selling price of products in the Company’s backlog decreased to $25.06 per pound at March 31, 2021 from $25.89 per pound at December 31, 2020, reflecting a change in product mix to lower value products.  Visibility continues to be limited due to the uncertainty surrounding the impact of COVID-19 and the various mitigation measures undertaken within the various supply chains.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2020	2020	2020	2020	2021
Net revenues (in thousands)
Aerospace	$58,843	$59,172	$40,375	$33,590	$24,555	$30,601
Chemical processing	16,712	15,832	12,143	18,483	15,256	15,068
Industrial gas turbines	13,763	16,701	13,673	12,439	13,967	16,436
Other markets	11,875	12,762	11,203	9,259	12,779	15,546
Total product revenue	101,193	104,467	77,394	73,771	66,557	77,651
Other revenue	7,260	7,096	3,182	6,167	5,620	4,412
Net revenues	$108,453	$111,563	$80,576	$79,938	$72,177	$82,063

Shipments by markets (in thousands of pounds)
Aerospace	2,303	2,261	1,523	1,142	904	1,177
Chemical processing	788	689	578	789	601	682
Industrial gas turbines	825	990	768	752	798	1,064
Other markets	306	386	302	264	489	599
Total shipments	4,222	4,326	3,171	2,947	2,792	3,522

Average selling price per pound
Aerospace	$25.55	$26.17	$26.51	$29.41	$27.16	$26.00
Chemical processing	21.21	22.98	21.01	23.43	25.38	22.09
Industrial gas turbines	16.68	16.87	17.80	16.54	17.50	15.45
Other markets	38.81	33.06	37.10	35.07	26.13	25.95
Total product (product only; excluding other revenue)	23.97	24.15	24.41	25.03	23.84	22.05
Total average selling price (including other revenue)	$25.69	$25.79	$25.41	$27.13	$25.85	$23.30

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,				Change
	2020		2021		Amount	%
Net revenues	$111,563	100.0%	$82,063	100.0%	$(29,500)	(26.4)%
Cost of sales	92,267	82.7%	73,678	89.8%	(18,589)	(20.1)%
Gross profit	19,296	17.3%	8,385	10.2%	(10,911)	(56.5)%
Selling, general and administrative expense	10,785	9.7%	11,257	13.7%	472	4.4%
Research and technical expense	1,028	0.9%	864	1.1%	(164)	(16.0)%
Operating income (loss)	7,483	6.7%	(3,736)	(4.6)%	(11,219)	(149.9)%
Nonoperating retirement benefit expense	1,700	1.5%	359	0.4%	(1,341)	(78.9)%
Interest income	(10)	(0.0)%	(1)	(0.0)%	9	(90.0)%
Interest expense	296	0.3%	298	0.4%	2	0.7%
Income (loss) before income taxes	5,497	4.9%	(4,392)	(5.4)%	(9,889)	(179.9)%
Provision for (benefit from) income taxes	1,429	1.3%	(760)	(0.9)%	(2,189)	(153.2)%
Net income (loss)	$4,068	3.6%	$(3,632)	(4.4)%	$(7,700)	(189.3)%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended
	March 31,		Change
By market	2020	2021	Amount	%
Net revenues (dollars in thousands)
Aerospace	$59,172	$30,601	$(28,571)	(48.3)%
Chemical processing	15,832	15,068	(764)	(4.8)%
Industrial gas turbine	16,701	16,436	(265)	(1.6)%
Other markets	12,762	15,546	2,784	21.8%
Total product revenue	104,467	77,651	(26,816)	(25.7)%
Other revenue	7,096	4,412	(2,684)	(37.8)%
Net revenues	$111,563	$82,063	$(29,500)	(26.4)%
Pounds by market (in thousands)
Aerospace	2,261	1,177	(1,084)	(47.9)%
Chemical processing	689	682	(7)	(1.0)%
Industrial gas turbine	990	1,064	74	7.5%
Other markets	386	599	213	55.2%
Total shipments	4,326	3,522	(804)	(18.6)%
Average selling price per pound
Aerospace	$26.17	$26.00	$(0.17)	(0.6)%
Chemical processing	22.98	22.09	(0.89)	(3.9)%
Industrial gas turbine	16.87	15.45	(1.42)	(8.4)%
Other markets	33.06	25.95	(7.11)	(21.5)%
Total product (excluding other revenue)	24.15	22.05	(2.10)	(8.7)%
Total average selling price (including other revenue)	$25.79	$23.30	$(2.49)	(9.7)%

Net Revenues.  Net revenues were $82.1 million in the second quarter of fiscal 2021, a decrease of 26.4% from $111.6 million in the same period of fiscal 2020.   Volume was 3.5 million pounds in the second quarter of fiscal 2021, a decrease of 18.6% from 4.3 million pounds in the same period of fiscal 2020.  The decrease in volume is primarily attributable to the slowdown in demand caused by the COVID-19 pandemic, primarily impacting the aerospace supply chain, partially offset by increased sales pounds in the flue-gas desulfurization market.  The product average selling price was $22.05 per pound in the second quarter of fiscal 2021, a decrease of 8.7% from $24.15 per pound in the same period of fiscal 2020.   The decrease in average selling price per pound largely reflects a lower value product mix and other pricing considerations, which decreased the average selling price per pound by approximately $3.16, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.06.

Sales to the aerospace market were $30.6 million in the second quarter of fiscal 2021, a decrease of 48.3% from $59.2 million in the same period of fiscal 2020, due to a 47.9% decrease in volume, combined with a 0.6% decrease in average selling price per pound. Demand in the aerospace market declined primarily due to the decreased demand for air travel caused by the COVID-19 pandemic and the resulting impact of an elevated supply of inventory throughout the aerospace supply chain, which was also compounded by the undelivered new planes which were already built (primarily the Boeing 737 MAX) and the significant number of planes taken out of service. The decrease in average selling price per pound largely reflects a lower value product mix and other pricing factors, which decreased average selling price per pound by approximately $1.24, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.07.

Sales to the chemical processing market were $15.1 million in the second quarter of fiscal 2021, a decrease of 4.8% from $15.8 million in the same period of fiscal 2020, due to a 1.0% decrease in volume, combined with a 3.9% decrease in average selling price per pound. Volume was lower primarily due to decreased special project shipments in the second quarter of fiscal 2021 caused by customers in the chemical industry delaying capital expenditure decisions.  The decrease in average selling price per pound reflects a lower value product mix, as well as pricing competition and other factors, which decreased average selling price per pound by approximately $1.87, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $0.98.

Sales to the industrial gas turbine market were $16.4 million in the second quarter of fiscal 2021, a decrease of 1.6% from $16.7 million for the same period of fiscal 2020, due to a decrease in average selling price per pound of 8.4%, partially offset by an increase in volume of 7.5%.  The increase in volume is primarily attributable to increased shipments to a new customer, which represents market share gain. The decrease in average selling price per pound reflects a lower value product mix and pricing competition and other factors, which decreased average selling price per pound by approximately $2.59, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.17.

Sales to other markets were $15.5 million in the second quarter of fiscal 2021, an increase of 21.8% from $12.8 million in the same period of fiscal 2020, due to an increase in volume of 55.2%, partially offset by a 21.5% decrease in average selling price per pound.  The increase in volume was primarily related to an increase in demand in the flue-gas desulphurization market. The average selling price per pound decrease reflects a lower-value product mix and other pricing factors, which decreased average selling price per pound by approximately $8.04, combined with higher market prices of raw materials, which increased average selling price per pound by approximately $0.93.

Other Revenue.  Other revenue was $4.4 million in the second quarter of fiscal 2021, a decrease of 37.8% from $7.1 million in the same period of fiscal 2020. The decrease was due primarily to decreased toll conversion, especially toll conversion customers with exposure to the aerospace industry.

Cost of Sales. Cost of sales was $73.7 million, or 89.8% of net revenues, in the second quarter of fiscal 2021 compared to $92.3 million, or 82.7% of net revenues, in the same period of fiscal 2020. The decrease was primarily due to lower volumes combined with the Company’s actions taken to lower costs in response to COVID-19, partially offset by reduced absorption due to the lower volumes.

Gross Profit.  As a result of the above factors, gross profit was $8.4 million for the second quarter of fiscal 2021, a decrease of $10.9 million from the same period of fiscal 2020. Gross margin as a percentage of net revenue decreased to 10.2% in the second quarter of fiscal 2021 as compared to 17.3% in the same period of fiscal 2020.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $11.3 million for the second quarter of fiscal 2021, an increase of $0.5 million, or 4.4%, from the same period of fiscal 2020.  Selling, general and administrative expense as a percentage of net revenues increased to 13.7% for the second quarter of fiscal 2021 compared to 9.7% for the same period of fiscal 2020.  Changes in incentive compensation expense and foreign exchange losses were partially offset by cost saving measures, primarily due to headcount reductions, reduced executive salaries, reduced board fees and reduced travel and entertainment expenses.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 1.1% of net revenue, for the second quarter of fiscal 2021, compared to $1.0 million, or 0.9% of net revenue, in the same period of fiscal 2020. The reduction in spend as compared to the second quarter of fiscal 2020 is primarily attributable to lower salaries and wages as a result of lower hours worked and reduced headcount.

Operating Income/(Loss).  As a result of the above factors, operating loss in the second quarter of fiscal 2021 was ($3.7) million compared to operating income of $7.5 million in the same period of fiscal 2020.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.4 million in the second quarter of fiscal 2021 compared to $1.7 million in the same period of fiscal 2020.  The decrease in expense was primarily driven by favorable retiree health care spending and higher than expected return on plan assets.

Income Taxes. Income tax benefit was $0.8 million in the second quarter of fiscal 2021, a difference of $2.2 million from income tax expense of $1.4 million in the second quarter of fiscal 2020, driven primarily by a difference in income (loss) before income taxes of $9.9 million. Additionally, income tax benefit is being adversely impacted by certain expenses related to executive compensation that are deemed non-deductible.

Net Income/(Loss).  As a result of the above factors, net loss in the second quarter of fiscal 2021 was ($3.6) million, compared to net income of $4.1 million in the same period of fiscal 2020.

Results of Operations for the Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

	Six Months Ended March 31,				Change
	2020		2021		Amount	%
Net revenues	$220,016	100.0%	$154,240	100.0%	$(65,776)	(29.9)%
Cost of sales	181,977	82.7%	144,868	93.9%	(37,109)	(20.4)%
Gross profit	38,039	17.3%	9,372	6.1%	(28,667)	(75.4)%
Selling, general and administrative expense	22,292	10.1%	20,990	13.6%	(1,302)	(5.8)%
Research and technical expense	1,910	0.9%	1,651	1.1%	(259)	(13.6)%
Operating income (loss)	13,837	6.3%	(13,269)	(8.6)%	(27,106)	(195.9)%
Nonoperating retirement benefit expense	3,400	1.5%	718	0.5%	(2,682)	(78.9)%
Interest income	(24)	(0.0)%	(5)	(0.0)%	19	(79.2)%
Interest expense	547	0.2%	602	0.4%	55	10.1%
Income (loss) before income taxes	9,914	4.5%	(14,584)	(9.5)%	(24,498)	(247.1)%
Provision for (benefit from) income taxes	2,578	1.2%	(2,925)	(1.9)%	(5,503)	(213.5)%
Net income (loss)	$7,336	3.3%	$(11,659)	(7.6)%	$(18,995)	(258.9)%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended
	March 31,		Change
	2020	2021	Amount	%
Net revenues (dollars in thousands)
Aerospace	$118,015	$55,156	$(62,859)	(53.3)%
Chemical processing	32,544	30,324	(2,220)	(6.8)%
Industrial gas turbine	30,464	30,403	(61)	(0.2)%
Other markets	24,637	28,325	3,688	15.0%
Total product revenue	205,660	144,208	(61,452)	(29.9)%
Other revenue	14,356	10,032	(4,324)	(30.1)%
Net revenues	$220,016	$154,240	$(65,776)	(29.9)%
Pounds by market (in thousands)
Aerospace	4,564	2,081	(2,483)	(54.4)%
Chemical processing	1,477	1,283	(194)	(13.1)%
Industrial gas turbine	1,815	1,862	47	2.6%
Other markets	692	1,088	396	57.2%
Total shipments	8,548	6,314	(2,234)	(26.1)%
Average selling price per pound
Aerospace	$25.86	$26.50	$0.64	2.5%
Chemical processing	22.03	23.64	1.61	7.3%
Industrial gas turbine	16.78	16.33	(0.45)	(2.7)%
Other markets	35.60	26.03	(9.57)	(26.9)%
Total product (excluding other revenue)	24.06	22.84	(1.22)	(5.1)%
Total average selling price (including other revenue)	$25.74	$24.43	$(1.31)	(5.1)%

Net Revenues.   Net revenues were $154.2 million in the first six months of fiscal 2021, a decrease of 29.9% from $220.0 million in the same period of fiscal 2020.   Volume was 6.3 million pounds in the first six months of fiscal 2021, a decrease of 26.1% from 8.5 million pounds in the same period of fiscal 2020.  The decrease in volume was primarily caused by COVID-19 and issues in the aerospace supply chain due to the 737 MAX, partially offset by increased volumes in the flue gas desulfurization market.  The product average selling price was $22.84 per pound in the first six months of fiscal 2021, a decrease of 5.1% from $24.06 per pound in the same period of fiscal 2020.  The average selling price decreased as a result of a lower value mix and other pricing considerations as compared to the same period of fiscal 2020, which decreased the average selling price per pound by approximately $1.84, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.62.

Sales to the aerospace market were $55.2 million in the first six months of fiscal 2021, a decrease of 53.3% from $118.0 million in the same period of fiscal 2020, due to a 54.4%, or 2.5 million pound, decrease in volume, partially offset by a 2.5%, or $0.64, increase in average selling price per pound.  The decrease in volume is due to COVID-19 and the reduced demand in the supply chain for the

Boeing 737 MAX.  The average selling price per pound reflects an increase in raw material market prices and a higher value product mix, which increased average selling price per pound by approximately $1.04, partially offset by increased competition and other pricing factors, which decreased average selling price per pound by approximately $0.40.

Sales to the chemical processing market were $30.3 million in the first six months of fiscal 2021, a decrease of 6.8% from $32.5 million in the same period of fiscal 2020, due to a 13.1% decrease in volume, partially offset by a 7.3%, or $1.61, increase in average selling price per pound.  The decrease in volume was primarily due to lower specialty application project revenue in the first six months of fiscal 2020 compared to the same period last year.   The average selling price per pound reflects an increase in raw material market prices and a higher value product mix, which increased average selling price per pound by approximately $3.27, partially offset by increased competition and other pricing factors, which decreased average selling price per pound by approximately $1.66.

Sales to the industrial gas turbine market were $30.4 million in the first six months of fiscal 2021, a decrease of 0.2% from $30.5 million for the same period of fiscal 2020, due to an increase in volume of 2.6%, partially offset by a decrease in average selling price per pound of 2.7%, or $0.45.  The increase in volume is primarily attributable to the impact of the Company’s share gain initiative. The decrease in average selling price per pound primarily reflects declined pricing due to competition and other factors combined with a lower value product mix, which decreased average selling price per pound by approximately $1.10, partially offset by higher raw material market prices, which increased the average selling price per pound by approximately $0.65.

Sales to other markets were $28.3 million in the first six months of fiscal 2021, an increase of 15.0% from $24.6 million in the same period of fiscal 2020, due to a 57.2% increase in volume, partially offset by a 26.9% decrease in average selling price per pound. The increase in volume was primarily due to an increase in sales to the flue-gas desulfurization market. The decrease in average selling price reflects a lower value product mix and increased competition and other factors, which decreased average selling price per pound by approximately $10.07, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.50.

Other Revenue.   Other revenue was $10.0 million in the first six months of fiscal 2021, a decrease of 30.1% from $14.4 million in the same period of fiscal 2020. The decrease was primarily due to decreased toll conversion.

Cost of Sales.   Cost of sales was $144.9 million, or 93.9% of net revenues, in the first six months of fiscal 2021 compared to $182.0 million, or 82.7% of net revenues, in the same period of fiscal 2020.  This decrease was primarily due to lower volumes sold combined with continued traction in the Company’s cost reduction initiatives, partially offset by lower fixed cost absorption.

Gross Profit.   As a result of the above factors, gross profit was $9.4 million for the first six months of fiscal 2021, a decrease of $28.7 million from the same period of fiscal 2020. Gross profit as a percentage of net revenue decreased to 6.1% in the first six months of fiscal 2021 as compared to 17.3% in the same period of fiscal 2020.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $21.0 million for the first six months of fiscal 2021, a decrease of $1.3 million from the same period of fiscal 2020.  This decrease is primarily attributable to lower expense due to significant cost saving measures taken as a result of the COVID-19 pandemic, including headcount reductions and other measures partially offset by changes to incentive compensation expenses.  Selling, general and administrative expense as a percentage of net revenues increased to 13.6% for the first six months of fiscal 2021 compared to 10.1% for the same period of fiscal 2020.

Research and Technical Expense.  Research and technical expense was $1.7 million, or 1.1% of net revenue, for the first six months of fiscal 2021, compared to $1.9 million, or 0.9% of net revenue, in the same period of fiscal 2020.  The decrease was primarily due to lower salary expenses.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first six months of fiscal 2021 was $(13.3) million compared to an operating income of $13.8 million in the same period of fiscal 2020.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.7 million in the first six months of fiscal 2021 compared to $3.4 million in the same period of fiscal 2020.  The decrease in expense was primarily driven by favorable retiree health care spending and higher than expected return on plan assets in the September 30, 2020 valuation.

Income Taxes.  Income tax benefit was $2.9 million in the first six months of fiscal 2021, a difference of $5.5 million from income tax expense of $2.6 million in the same period of fiscal 2020, driven primarily from a difference in income (loss) before income taxes of $24.5 million.  Additionally, income tax benefit is being adversely impacted by certain expenses related to executive compensation that are deemed non-deductible as well as discrete items related to stock compensation in the first six months of fiscal 2021.

Net Income/(Loss). As a result of the above factors, net loss for the first six months of fiscal 2021 was $(11.7) million, a difference of $19.0 million from net income of $7.3 million in the same period of fiscal 2020.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $232.6 million at March 31, 2021, a decrease of $32.3 million, or 12.2%, from $264.9 million at September 30, 2020. The decrease resulted primarily from inventory and accounts receivable decreasing $19.3 million and $5.0 million, respectively, during the first six months of fiscal 2021 and accounts payable and accrued expenses increasing by $8.1 million during the first six months of fiscal 2021.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $69.8 million at March 31, 2021, inclusive of $11.2 million that was held by foreign subsidiaries in various currencies, compared to $47.2 million at September 30, 2020.  Additionally, there were zero borrowings against the line of credit outstanding as of March 31, 2021.

Net cash provided by operating activities in the first six months of fiscal 2021 was $31.1 million compared to net cash provided by operating activities of $0.8 million in the first six months of fiscal 2020, an increase of $30.3 million.  Cash flow from operating activities in the first six months of fiscal 2021 was favorably impacted by a decrease in inventory of $22.2 million during the first six months of fiscal 2021 as compared to an increase in inventory of $21.2 million during the same period of fiscal 2020, partially offset by a net loss of $(11.7) million during the first six months of fiscal 2021 as compared to net income of $7.3 million during the same period of fiscal 2020.   Additionally, increases in accounts payable of $7.5 million had a favorable impact on the cash flow from operating activities in the first six months of fiscal 2021 as compared to decreases in accounts payable of $(7.7) million during the same period of fiscal 2020.  This was partially offset by lower decreases in accounts receivable of $5.9 million in the first six months of fiscal 2021 as compared to increases of $11.1 million during the same period of fiscal 2020.

Net cash used in investing activities was $2.1 million in the first six months of fiscal 2021 which was lower than cash used in investing activities of $4.1 million during the same period of fiscal 2020 due to lower additions to property, plant and equipment.

Net cash used in financing activities was $6.9 million in the first six months of fiscal 2021, a difference of $31.6 million from cash provided by financing activities, primarily driven by the borrowing of $30.0 million against the revolving line of credit during the first six months of fiscal 2020 in addition to cash paid for debt issuance costs in the first six months of fiscal 2021 resulting from the new U.S. revolving credit facility (described below).  Dividends paid of $5.6 million during the first six months of fiscal 2021 were comparable to the same period of fiscal 2020.

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

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of March 31, 2021, the most recent required measurement date under the Amended Agreement, management believes the Company was in compliance with all applicable financial covenants under the Amended Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

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

Future uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations (including reduction of inventory), cash on-hand and, if needed, borrowings under the U.S. revolving credit facility. At March 31, 2021, the Company had cash of $69.8 million, an outstanding balance of zero on the U.S. revolving credit facility (described above) and access to a total of approximately $100.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Dividends to stockholders; and

● Pension and postretirement plan contributions.

Capital investment in the first six months of fiscal 2021 was $2.1 million, and the forecast for capital spending in fiscal 2021 is $10.0 million to allow for maintaining reliability within operations.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2021:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$1,100	$431	$669	$—	$—
Operating lease obligations(2)	3,174	1,692	1,165	317	—
Finance lease obligations	15,192	1,006	2,047	2,075	10,064
Raw material contracts (primarily nickel)	16,301	16,301	—	—	—
Capital projects and other commitments	843	741	102	—	—
Pension plan(3)	101,145	6,000	12,000	9,000	74,145
Non-qualified pension plans	633	95	190	190	158
Other postretirement benefits(4)	90,325	3,307	7,339	7,396	72,283
Environmental post-closure monitoring	601	77	134	156	234
Total	$229,314	$29,650	$23,646	$19,134	$156,884

(1)	As of March 31, 2021, the revolver balance was $0. The current obligation consists of unused line fees.
(2)

The Company has a funding obligation to contribute $101,145 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2021. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended March 31, 2021, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2021, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

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
Date: April 29, 2021

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: April 29, 2021