Form 10-Q
period 2021-06-30
HAYNES INTERNATIONAL INC
filed 2021-07-29
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

Registrant’s telephone number, including area code (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act:
Tile of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	“HAYN”	NASDAQ Global Market

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

As of July 29, 2021, the registrant had 12,688,730 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,238	$74,164
Accounts receivable, less allowance for doubtful accounts of $545 and $582 at September 30, 2020 and June 30, 2021, respectively	51,118	51,946
Inventories	246,124	230,726
Income taxes receivable	3,770	1,178
Other current assets	3,285	4,575
Total current assets	351,535	362,589
Property, plant and equipment, net	159,819	149,870
Deferred income taxes	30,551	33,066
Other assets	8,974	7,591
Goodwill	4,789	4,789
Other intangible assets, net	5,056	5,703
Total assets	$560,724	$563,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,555	$31,488
Accrued expenses	14,757	18,930
Income taxes payable	—	222
Accrued pension and postretirement benefits	3,403	3,403
Deferred revenue—current portion	2,500	2,500
Total current liabilities	38,215	56,543
Long-term obligations (less current portion)	8,509	8,306
Deferred revenue (less current portion)	12,829	10,954
Deferred income taxes	2,131	2,184
Operating lease liabilities	1,719	1,315
Accrued pension benefits (less current portion)	105,788	98,823
Accrued postretirement benefits (less current portion)	90,032	90,471
Total liabilities	259,223	268,596
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,681,280 and 12,758,078 shares issued and 12,622,371 and 12,688,730 shares outstanding at September 30, 2020 and June 30, 2021, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	257,583	260,954
Accumulated earnings	120,943	101,329
Treasury stock, 58,909 shares at September 30, 2020 and 69,348 shares at June 30, 2021	(2,437)	(2,675)
Accumulated other comprehensive loss	(74,601)	(64,609)
Total stockholders’ equity	301,501	295,012
Total liabilities and stockholders’ equity	$560,724	$563,608

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Net revenues	$80,576	$88,143	$300,592	$242,383
Cost of sales	77,937	74,485	259,914	219,353
Gross profit	2,639	13,658	40,678	23,030
Selling, general and administrative expense	9,824	11,475	32,116	32,465
Research and technical expense	867	831	2,777	2,482
Operating income (loss)	(8,052)	1,352	5,785	(11,917)
Nonoperating retirement benefit expense	1,700	359	5,100	1,077
Interest income	(11)	(4)	(35)	(9)
Interest expense	417	298	964	900
Income (loss) before income taxes	(10,158)	699	(244)	(13,885)
Provision for (benefit from) income taxes	(2,061)	277	517	(2,648)
Net income (loss)	$(8,097)	$422	$(761)	$(11,237)
Net income (loss) per share:
Basic	$(0.65)	$0.03	$(0.06)	$(0.91)
Diluted	$(0.65)	$0.03	$(0.06)	$(0.91)
Weighted Average Common Shares Outstanding
Basic	12,475	12,515	12,470	12,507
Diluted	12,475	12,676	12,470	12,507

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Net income (loss)	$(8,097)	$422	$(761)	$(11,237)
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,719	1,528	5,158	4,583
Foreign currency translation adjustment	(176)	827	149	5,409
Other comprehensive income (loss)	1,543	2,355	5,307	9,992
Comprehensive income (loss)	$(6,554)	$2,777	$4,546	$(1,245)

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2020	12,556,921	$13	255,896	$140,297	$(2,437)	$(90,157)	$303,612
Net income (loss)				(8,097)			(8,097)
Dividends paid and accrued ($0.22 per share)				(2,792)			(2,792)
Other comprehensive income (loss)						1,543	1,543
Stock compensation			858				858
Balance June 30, 2020	12,556,921	$13	$256,754	$129,408	$(2,437)	$(88,614)	$295,124

	Three Months Ended June 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2021	12,688,730	$13	$259,796	$103,721	$(2,675)	$(66,964)	$293,891
Net income (loss)				422			422
Dividends paid and accrued ($0.22 per share)				(2,814)			(2,814)
Other comprehensive income (loss)						2,355	2,355
Stock compensation			1,158				1,158
Balance June 30, 2021	12,688,730	$13	$260,954	$101,329	$(2,675)	$(64,609)	$295,012

	Nine Months Ended June 30, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				(761)			(761)
Dividends paid and accrued ($0.66 per share)				(8,410)			(8,410)
Other comprehensive income (loss)						5,307	5,307
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	36,461						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			2,489				2,489
Balance June 30, 2020	12,556,921	$13	$256,754	$129,408	$(2,437)	$(88,614)	$295,124

	Nine Months Ended June 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(11,237)			(11,237)
Dividends paid and accrued ($0.66 per share)				(8,377)			(8,377)
Other comprehensive income (loss)						9,992	9,992
Issue restricted stock (less forfeitures)	55,518						—
Vesting of restricted stock	21,280						—
Purchase of treasury stock	(10,439)				(238)		(238)
Stock compensation			3,371				3,371
Balance June 30, 2021	12,688,730	$13	$260,954	$101,329	$(2,675)	$(64,609)	$295,012

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$(761)	$(11,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,588	14,383
Amortization	150	350
Pension and post-retirement expense - U.S. and U.K.	10,342	6,119
Change in long-term obligations	(21)	(24)
Stock compensation expense	2,489	3,371
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	633	(3,865)
Loss on disposition of property	—	23
Change in assets and liabilities:
Accounts receivable	24,815	145
Inventories	(4,956)	18,468
Other assets	(20)	(275)
Accounts payable and accrued expenses	(15,929)	18,009
Income taxes	(3,041)	2,830
Accrued pension and postretirement benefits	(6,733)	(6,232)
Net cash provided by (used in) operating activities	19,681	40,190
Cash flows from investing activities:
Additions to property, plant and equipment	(7,142)	(4,155)
Net cash provided by (used in) investing activities	(7,142)	(4,155)
Cash flows from financing activities:
Revolving credit facility borrowings	30,000	—
Dividends paid	(8,285)	(8,395)
Proceeds from exercise of stock options	422	—
Payment for purchase of treasury stock	(198)	(238)
Payment for debt issuance cost	—	(997)
Payments on long-term obligation	(140)	(161)
Net cash provided by (used in) financing activities	21,799	(9,791)
Effect of exchange rates on cash	90	682
Increase (decrease) in cash and cash equivalents:	34,428	26,926
Cash and cash equivalents:
Beginning of period	31,038	47,238
End of period	$65,466	$74,164
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$865	$654
Income taxes paid (refunded), net	$2,912	$(1,658)
Capital expenditures incurred, but not yet paid	$531	$53
Dividends declared but not yet paid	$124	$121

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021 or any interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated.

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first nine months of fiscal 2021 and could continue to materially affect the Company’s financial condition and results of operations. In particular, the pandemic negatively impacted the aerospace supply chain. The Company has, during this time period, accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations. Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2020 and June 30, 2021, accounts receivable with customers were $51,663 and $52,528, respectively. Allowance for doubtful accounts as of September 30, 2020 and June 30, 2021 were $545 and $582, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2020 and June 30, 2021, no contract liabilities have been recorded except for $15,329 and $13,454, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements and $1,200 and $1,050 for accrued product returns respectively.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and nine months ended June 30, 2020 and 2021.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net revenues (dollars in thousands)
Aerospace	$40,375	$33,950	$158,390	$89,106
Chemical processing	12,143	17,010	44,687	47,334
Industrial gas turbine	13,673	17,835	44,137	48,238
Other markets	11,203	13,709	35,840	42,034
Total product revenue	77,394	82,504	283,054	226,712
Other revenue	3,182	5,639	17,538	15,671
Net revenues	$80,576	$88,143	$300,592	$242,383

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2020	2021
Raw Materials	$22,163	$17,299
Work-in-process	110,717	119,307
Finished Goods	111,744	92,637
Other	1,500	1,483
	$246,124	$230,726

Note 5.  Income Taxes

Income tax expense (benefit) for the three and nine months ended June 30, 2020 and 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended June 30, 2021 was 39.6% on $699 of income before income taxes compared to 20.3% on loss before income taxes of $(10,158) for the three months ended June 30, 2020.  The effective tax rate for the nine months ended June 30, 2021 was 19.1% on $(13,885) of loss before income taxes compared to (211.9)% on loss before income taxes of $(244) for the nine months ended June 30, 2020.   Income tax expense in the first nine months of fiscal 2021 was unfavorably impacted by the non-deductible compensation costs and lower stock price at the time of vesting of restricted stock as compared to the price when the stock was granted, which resulted in the Company not being able to fully utilize the deferred tax assets attributable to those shares.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2020 and 2021 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2020	2021	2020	2021	2020	2021	2020	2021
Service cost	$1,386	$1,407	$354	$274	$4,159	$4,221	$1,062	$822
Interest cost	2,148	1,808	874	572	6,444	5,424	2,620	1,718
Expected return	(3,639)	(3,978)	—	—	(10,907)	(11,934)	—	—
Amortizations	1,860	1,956	462	—	5,578	5,868	1,386	—
Net periodic benefit cost	$1,755	$1,193	$1,690	$846	$5,274	$3,579	$5,068	$2,540

The Company contributed $4,500 to Company-sponsored U.S. pension plans and $2,101 to its other post-retirement benefit plans for the nine months ended June 30, 2021. The Company expects to make contributions of $1,500 to its U.S. pension plan plus an additional amount up to $15,000 as a part of the Company’s capital allocation strategy and $1,206 to its other post-retirement benefit plan for the remainder of fiscal 2021.

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

As of September 30, 2020 and June 30, 2021, the Company has accrued $602 for post-closure monitoring and maintenance activities, of which $525 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at June 30, 2021.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of June 30, 2021.

During the first nine months of fiscal 2021, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $50 and $119 for the three-month periods ended June 30, 2020 and 2021, respectively and $150 and $350 for the nine-month periods ended June 30, 2020 and 2021, respectively.  The following represents a summary of intangible assets at September 30, 2020 and June 30, 2021.

	Gross	Accumulated	Carrying
September 30, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(858)	1,242
Other	291	(277)	14
	$6,191	$(1,135)	$5,056

	Gross	Accumulated	Carrying
June 30, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(961)	1,139
Other	997	(233)	764
	$6,897	$(1,194)	$5,703

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2021	$117
2022	465
2023	462
2024	142
2025	123
Thereafter	594

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2020	2021	2020	2021
Numerator: Basic and Diluted
Net income (loss)	$(8,097)	$422	$(761)	$(11,237)
Dividends paid and accrued	(2,792)	(2,814)	(8,410)	(8,377)
Undistributed income (loss)	(10,889)	(2,392)	(9,171)	(19,614)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(10,889)	(2,392)	(9,171)	(19,614)
Dividends paid on common shares outstanding	2,792	2,776	8,410	8,263
Net income (loss) available to common shares	(8,097)	384	(761)	(11,351)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,475,406	12,515,161	12,469,703	12,507,373
Adjustment for dilutive potential common shares	—	161,133	—	—
Weighted average shares outstanding - Diluted	12,475,406	12,676,294	12,469,703	12,507,373

Basic net income (loss) per share	$(0.65)	$0.03	$(0.06)	$(0.91)
Diluted net income (loss) per share	$(0.65)	$0.03	$(0.06)	$(0.91)

Number of stock option shares excluded as their effect would be anti-dilutive	299,093	411,917	263,376	376,203
Number of restricted stock shares excluded as their effect would be anti-dilutive	81,380	68,345	82,105	173,636
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	36,499	2,778	35,547	31,094
Number of performance share awards excluded as their effect would be anti-dilutive	46,581	48,373	46,581	62,975

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,475,406	12,515,161	12,469,703	12,507,373
Unvested participating shares	—	—	—	—
	12,475,406	12,515,161	12,469,703	12,507,373

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the nine months ended June 30, 2021:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	141,680	$27.71
Granted	55,718	$22.64
Forfeited / Canceled	(200)	$35.49
Vested	(23,629)	$32.80
Unvested at June 30, 2021	173,569	$25.38
Expected to vest	173,569	$25.38

Compensation expense related to restricted stock for the three months ended June 30, 2020 and 2021 was $276 and $529, respectively, and for the nine months ended June 30, 2020 and 2021 was $832 and $1,547, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2021 was $1,968, to be recognized over a weighted average period of 0.93 years.  During the first nine months of fiscal 2021, the Company repurchased 10,439 shares of stock from employees at an average purchase price of $22.81 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the nine months ended June 30, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2020	5,152	$31.78
Granted	7,398	$22.64
Vested and deferred	(5,152)	$31.78
Unvested and deferred at June 30, 2021	7,398	$22.64
Vested and deferred at June 30, 2021	21,435	$31.97

Compensation expense related to deferred restricted stock for the three months ended June 30, 2020 and 2021 was $83 and $42, respectively, and for the nine months ended June 30, 2020 and 2021 was $226 and $146, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at June 30, 2021 was $70, to be recognized over a weighted average period of 0.42 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the nine months ended June 30, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	61,362	$43.22
Granted	39,031	$28.23
Vested	(13,200)	$38.43
Unvested at June 30, 2021	87,193	$37.24

During the first nine months of fiscal 2021, 13,200 performance share awards vested which resulted in the issuance of 11,366 shares of stock to certain employees.  Compensation expense related to the performance shares for the three months ended June 30, 2020 and 2021 was $238 and $287, respectively, and for the nine months ended June 30, 2020 and 2021 was $652 and $796, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2021 was $1,437, to be recognized over a weighted average period of 1.26 years.

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

The stock-based employee compensation expense for stock options for the three months ended June 30, 2020 and 2021 was $261 and $301, respectively, and for the nine months ended June 30, 2020 and 2021 was $779 and $882, respectively. The remaining unrecognized compensation expense at June 30, 2021 was $1,493, to be recognized over a weighted average vesting period of 1.24 years.

The following table summarizes the activity under the stock option plans and the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the nine months ended June 30, 2021 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2020	561,457		$37.97
Granted	149,519		$22.64
Canceled	(8,400)		$40.26
Outstanding at June 30, 2021	702,576	$2,464	$34.68	7.06	yrs.
Vested or expected to vest	651,037	$2,419	$34.38	4.99	yrs.
Exercisable at June 30, 2021	411,917	$415	$38.86	5.88	yrs.

Note 12.  Dividend

In the first, second and third quarters of fiscal 2021, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2020 to stockholders of record at the close of business on December 1, 2020, the second quarter dividend was paid on March 15, 2021 to stockholders of record at the close of business on March 1, 2021 and the third quarter dividend was paid on June 15, 2021 to stockholders of record at the close of business on June 1, 2021.  The dividend cash pay-outs were $2,795, $2,809 and $2,791 for the first, second and third quarters of fiscal 2021, respectively.

On July 29, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2021 to stockholders of record at the close of business on September 1, 2021.

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

When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally-generated models are classified according to the lowest level input or value driver that is significant to the valuation. If quoted market prices are not available, the valuation model used depends on the specific asset or liability being valued. The fair value of cash and cash equivalents is determined using Level 1 information.  The Company had no Level 2 or Level 3 assets or liabilities as of September 30, 2020 or June 30, 2021.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2020	$(59,562)	$(17,409)	$(13,186)	$(90,157)
Other comprehensive income (loss) before reclassifications	—	—	(176)	(176)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,819	461	—	2,280
Tax benefit	(489)	(123)	—	(612)
Net current-period other comprehensive income (loss)	1,381	338	(176)	1,543
Accumulated other comprehensive income (loss) as of June 30, 2020	$(58,181)	$(17,071)	$(13,362)	$(88,614)

	Three Months Ended June 30, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2021	$(62,338)	$613	$(5,239)	$(66,964)
Other comprehensive income (loss) before reclassifications	—	—	827	827
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,940	—	—	1,940
Tax benefit	(463)	—	—	(463)
Net current-period other comprehensive income (loss)	1,528	—	827	2,355
Accumulated other comprehensive income (loss) as of June 30, 2021	$(60,810)	$613	$(4,412)	$(64,609)

	Nine Months Ended June 30, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	—	—	149	149
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	5,461	1,386	—	6,847
Tax benefit	(1,476)	(367)	—	(1,843)
Net current-period other comprehensive income (loss)	4,139	1,019	149	5,307
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive income (loss) as of June 30, 2020	$(58,181)	$(17,071)	$(13,362)	$(88,614)

	Nine Months Ended June 30, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	—	—	5,409	5,409
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	5,819	—	—	5,819
Tax benefit	(1,390)	—	—	(1,390)
Net current-period other comprehensive income (loss)	4,583	—	5,409	9,992
Accumulated other comprehensive income (loss) as of June 30, 2021	$(60,810)	$613	$(4,412)	$(64,609)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	June 30,
	2020	2021
Finance lease obligations	$7,809	$7,664
Environmental post-closure monitoring and maintenance activities	602	602
Long-term disability	251	236
Deferred dividends	139	121
Less amounts due within one year	(292)	(317)
Long-term obligations (less current portion)	$8,509	$8,306

Note 16.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of June 30, 2021, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2020 or June 30, 2021.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Foreign currency transactional gain (loss)	$(70)	$14	$(417)	$(528)
Foreign exchange forward contract gain (loss)	$(198)	$(176)	$(220)	$(3)
Net gain (loss) included in selling, general and administrative expense	$(268)	$(162)	$(637)	$(531)

Note 17.  Subsequent Events – Capital Allocation Strategy

On July 28, 2021, the Company announced a multi-faceted capital allocation strategy which includes; 1) a share repurchase plan 2) the recent adoption of a glide path for the U.S. pension plan to help secure improvements in funding percentage realized this fiscal year, and 3) a U.S. pension plan accelerated funding strategy.

Further details of each strategy are as follows:

●	Share Repurchase Plan: On July 28, 2021, the Board of Directors authorized the use of up to $20.0 million of available cash to purchase shares of the Company's common stock for a period of one year. Under the share repurchase plan, the Company is authorized to repurchase outstanding shares of its common stock in the open market or in privately negotiated transactions. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

●	Recent Adoption of Pension Plan Glide Path: The Company adopted a glide path strategy that changed the pension plan asset allocation with the intention of securing the improvement in pension plan funding percentage from 68% at September 30, 2020 to over 80% as of June 30, 2021. This improved funding was driven by better than expected return on plan assets with favorable movement of interest rates. In addition, this strategy includes a customized liability-driven investment strategy that is expected to substantially reduce the plan’s future interest rate risk and an asset allocation designed to reduce the plan’s equity risk, both of which are expected to reduce the volatility of pension expense going forward.

●	Accelerated Funding Strategy: The Company also intends to increase pension funding levels to further reduce the pension liability as it strives to be fully funded with a zero net liability, in approximately three years, depending on future valuations and market conditions. The Company intends to begin this strategy with additional funding of $15.0 million in plan contributions this year in addition to our current $6.0 million funding level ($21 million total). Additional future funding levels will be determined based upon market conditions and our financial position.

●

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2021 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, capital allocation strategies and their expected results, demand for our products and operations, dividends and the impact of COVID-19 on the economy and our business, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first nine months of fiscal 2021 and could continue to materially affect the Company’s financial condition and results of operations. In particular, the pandemic negatively impacted the aerospace supply chain. The Company has, during this time period, accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations. Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

Dividends Paid and Declared

In the first, second and third quarters of fiscal 2021, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2020 to stockholders of record at the close of business on December 1, 2020, the second quarter dividend was paid on March 15, 2021 to stockholders of record at the close of business on March 1, 2021 and the third quarter dividend was paid on June 15, 2021 to stockholders of record at the close of business on June 1, 2021.  The dividend cash pay-outs in each of the first, second and third quarters were approximately $2.8 million based on the number of shares outstanding.

On July 29, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2021 to stockholders of record at the close of business on September 1, 2021.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first nine months of fiscal 2021, capital investment was $4.2 million, and total planned capital expenditures for fiscal 2021 are expected to be approximately $7.0 million to allow for maintaining reliability of operations.

Capital Allocation Strategy

On July 28, 2021, the Company announced a multi-faceted capital allocation strategy which includes; 1) a share repurchase plan because management believes that repurchasing the Company’s stock at current market prices represents an attractive capital allocation strategy for the Company.  We feel this is a unique opportunity to repurchase shares well below the intrinsic value of the Company given the outlook of the markets we serve, particularly the anticipated recovery in commercial aerospace, combined with our gross margin expansion strategies, 2) the recent adoption of a glide path for the U.S. pension plan to help secure improvements in funding percentage realized this fiscal year, and 3) a U.S. pension plan accelerated funding strategy with the intention of fully funding the plan in approximately three years.  These steps represent significant actions to de-risk the U.S. pension plan and strive to eliminate the largest liability on our balance sheet.

Further details of each strategy are as follows:

●	Share Repurchase Plan: On July 28, 2021, the Board of Directors authorized the use of up to $20.0 million of available cash to purchase shares of the Company's common stock for a period of one year. The Board adopted the repurchase plan because it believes that repurchasing the Company’s stock at current market prices presents an attractive capital allocation strategy for the Company given the available options for the use of capital. Under the share repurchase plan, the Company is authorized to repurchase outstanding shares of its common stock in the open market or in privately negotiated transactions. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended..

●	Recent Adoption of Pension Plan Glide Path: The Company adopted a glide path strategy that changed the pension plan asset allocation with the intention of securing the improvement in pension plan funding percentage from 68% at September 30, 2020 to over 80% as of June 30, 2021. If the valuation were done based upon current market conditions, the Company estimates the net pension liability on the balance sheet of approximately $100.0 million would be cut in half. This improved funding was driven by better than expected return on plan assets combined with favorable movement of interest rates. In addition, this strategy includes a customized liability-driven investment strategy that is expected to substantially reduce the plan’s future interest rate risk and an asset allocation designed to reduce the plan’s equity risk, both of which are expected to reduce the volatility of pension expense going forward.

●	Accelerated Funding Strategy: The Company also intends to increase pension funding levels to further reduce the pension liability as it strives to be fully funded with a zero net liability, in approximately three years, depending on future valuations and market conditions. The Company intends to begin this strategy with additional funding of $15.0 million in plan contributions this year in addition to our current $6.0 million funding level ($21 million total). Additional future funding levels will be determined based upon market conditions and our financial position.

Volume and Pricing

Volumes continued to improve as the Company progresses forward in the recovery from the pandemic with fiscal 2021 third quarter volume at 3.7 million pounds, which is a 5.9% increase sequentially from the second quarter and a 17.6% increase year-over-year.  Sequentially, volume shipped into the chemical processing market in the third quarter had the highest increase at 19.4% compared to the second quarter, followed by aerospace volume, which increased 15.0% sequentially, and industrial gas turbines volume, which  increased 7.8% sequentially.  Aerospace volumes are still well below normalized levels.  Year-over-year volumes shipped into the aerospace market are lower by 11.1% whereas chemical processing volume is higher by 40.8%, industrial gas turbines volume is higher by 49.3% and other markets volume is higher by 37.4%.  The industry continues to expect a more significant aerospace increase to occur later this calendar year with significant OEM production increases announced including the Boeing 737 MAX, higher passenger travel levels and lower levels of inventory in the aerospace supply chain.   As the aerospace market continues to rebound, the Company expects that order entry will continue to strengthen while shipments into this market will follow in subsequent quarters.

The Company announced multiple price increases for non-contract business as market conditions improved combined with inflationary pressures.  Pricing for contract business are expected to be negotiated as those contracts come due.  The product average selling price per pound in the third quarter of fiscal 2021 was $22.12, which increased slightly sequentially and decreased year-over-year due to product mix.  The Company continues its strategy with focus initiatives designed to increase prices and margins.

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
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2019	2020	2020	2020	2020	2021	2021
Net Revenues	$108,453	$111,563	$80,576	$79,938	$72,177	$82,063	$88,143
Gross Profit Margin	$18,743	$19,296	$2,639	$3,954	$987	$8,385	$13,658
Gross Profit Margin %	17.3%	17.3%	3.3%	4.9%	1.4%	10.2%	15.5%

Gross margins continue to recover with a 530 basis point increase to 15.5% this quarter after sequentially increasing by 880 basis points last quarter. The sudden and material drop in volumes resulting from the COVID-19 pandemic compressed margins significantly. Throughout this low-volume COVID-driven downturn, the Company faced the industry-wide challenge of reducing spending commensurate with reductions in production volume. Fixed overhead costs incurred that could not be reduced proportionally with reduced volume were directly expensed to cost of sales as follows: $5.9 million and $4.0 million in the third and fourth quarter of fiscal 2020, $5.9 million, $2.8 million and $2.0 million in the first, second and third quarters of fiscal 2021, respectively.

This quarter demonstrates the Company’s successful reduction of its breakeven point from the previous five million pounds sold to four million pounds or less under current conditions. This quarter was profitable with 3.7 million pounds shipped. The Company’s focus initiatives to increase margins are expected to continue to gain traction and momentum as volumes recover.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2019	2020	2020	2020	2020	2021	2021
Backlog(1)
Dollars (in thousands)	$237,620	$204,709	$174,639	$153,266	$145,143	$140,892	$150,915
Pounds (in thousands)	8,231	6,930	5,643	5,485	5,607	5,622	6,642
Average selling price per pound	$28.87	$29.54	$30.95	$27.94	$25.89	$25.06	$22.72
Average nickel price per pound
London Metals Exchange(2)	$6.26	$5.39	$5.76	$6.74	$7.62	$7.47	$8.14
(1)

Approximately 50% of the orders in the backlog include prices that are subject to adjustment based on changes in raw material costs.  Historically, approximately 70% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months, however, in the current economic environment, shipments have and may continue to be delayed or cancelled in certain circumstances due to customer request. The backlog figures do not reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

The Company has begun to experience an increase in order entry over the past quarter, though still below the pre-COVID-19 pandemic levels.  Backlog was $150.9 million at June 30, 2021, an increase of $10.0 million, or 7.1%, from $140.9 million at March 31, 2021.  Backlog pounds at June 30, 2021 increased sequentially during the third quarter of fiscal 2021 by 18.1% as compared to March 31, 2021.  The average selling price of products in the Company’s backlog decreased to $22.72 per pound at June 30, 2021 from $25.06 per pound at March 31, 2021, reflecting a change in product mix to lower-value products, primarily lower titanium volume.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2019	2020	2020	2020	2020	2021	2021
Net revenues (in thousands)
Aerospace	$58,843	$59,172	$40,375	$33,590	$24,555	$30,601	$33,950
Chemical processing	16,712	15,832	12,143	18,483	15,256	15,068	17,010
Industrial gas turbines	13,763	16,701	13,673	12,439	13,967	16,436	17,835
Other markets	11,875	12,762	11,203	9,259	12,779	15,546	13,709
Total product revenue	101,193	104,467	77,394	73,771	66,557	77,651	82,504
Other revenue	7,260	7,096	3,182	6,167	5,620	4,412	5,639
Net revenues	$108,453	$111,563	$80,576	$79,938	$72,177	$82,063	$88,143

Shipments by markets (in thousands of pounds)
Aerospace	2,303	2,261	1,523	1,142	904	1,177	1,354
Chemical processing	788	689	578	789	601	682	814
Industrial gas turbines	825	990	768	752	798	1,064	1,147
Other markets	306	386	302	264	489	599	415
Total shipments	4,222	4,326	3,171	2,947	2,792	3,522	3,730

Average selling price per pound
Aerospace	$25.55	$26.17	$26.51	$29.41	$27.16	$26.00	$25.07
Chemical processing	21.21	22.98	21.01	23.43	25.38	22.09	20.90
Industrial gas turbines	16.68	16.87	17.80	16.54	17.50	15.45	15.55
Other markets	38.81	33.06	37.10	35.07	26.13	25.95	33.03
Total product (product only; excluding other revenue)	23.97	24.15	24.41	25.03	23.84	22.05	22.12
Total average selling price (including other revenue)	$25.69	$25.79	$25.41	$27.13	$25.85	$23.30	$23.63

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2020		2021		Amount	%
Net revenues	$80,576	100.0%	$88,143	100.0%	$7,567	9.4%
Cost of sales	77,937	96.7%	74,485	84.5%	(3,452)	(4.4)%
Gross profit	2,639	3.3%	13,658	15.5%	11,019	417.5%
Selling, general and administrative expense	9,824	12.2%	11,475	13.0%	1,651	16.8%
Research and technical expense	867	1.1%	831	0.9%	(36)	(4.2)%
Operating income (loss)	(8,052)	(10.0)%	1,352	1.5%	9,404	(116.8)%
Nonoperating retirement benefit expense	1,700	2.1%	359	0.4%	(1,341)	(78.9)%
Interest income	(11)	(0.0)%	(4)	(0.0)%	7	(63.6)%
Interest expense	417	0.5%	298	0.3%	(119)	(28.5)%
Income (loss) before income taxes	(10,158)	(12.6)%	699	0.8%	10,857	(106.9)%
Provision for (benefit from) income taxes	(2,061)	(2.6)%	277	0.3%	2,338	(113.4)%
Net income (loss)	$(8,097)	(10.0)%	$422	0.5%	$8,519	(105.2)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2020	2021	Amount	%
Net revenues (dollars in thousands)
Aerospace	$40,375	$33,950	$(6,425)	(15.9)%
Chemical processing	12,143	17,010	4,867	40.1%
Industrial gas turbine	13,673	17,835	4,162	30.4%
Other markets	11,203	13,709	2,506	22.4%
Total product revenue	77,394	82,504	5,110	6.6%
Other revenue	3,182	5,639	2,457	77.2%
Net revenues	$80,576	$88,143	$7,567	9.4%
Pounds by market (in thousands)
Aerospace	1,523	1,354	(169)	(11.1)%
Chemical processing	578	814	236	40.8%
Industrial gas turbine	768	1,147	379	49.3%
Other markets	302	415	113	37.4%
Total shipments	3,171	3,730	559	17.6%
Average selling price per pound
Aerospace	$26.51	$25.07	$(1.44)	(5.4)%
Chemical processing	21.01	20.90	(0.11)	(0.5)%
Industrial gas turbine	17.80	15.55	(2.25)	(12.6)%
Other markets	37.10	33.03	(4.07)	(11.0)%
Total product (excluding other revenue)	24.41	22.12	(2.29)	(9.4)%
Total average selling price (including other revenue)	$25.41	$23.63	$(1.78)	(7.0)%

Net Revenues.  Net revenues were $88.1 million in the third quarter of fiscal 2021, an increase of 9.4% from $80.6 million in the same period of fiscal 2020.   Volume was 3.7 million pounds in the third quarter of fiscal 2021, an increase of 17.6% from 3.2 million pounds in the same period of fiscal 2020.  The increase in demand is primarily attributable to increased pounds sold in the Company’s markets other than the aerospace market, which remains affected by the slowdown in demand caused by the COVID-19 pandemic.  The product average selling price was $22.12 per pound in the third quarter of fiscal 2021, a decrease of 9.4% from $24.41 per pound in the same period of fiscal 2020.   The decrease in average selling price per pound largely reflects a lower-value product mix and other pricing considerations, which decreased the average selling price per pound by approximately $3.75, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.46.

Sales to the aerospace market were $34.0 million in the third quarter of fiscal 2021, a decrease of 15.9% from $40.4 million in the same period of fiscal 2020, due to an 11.1% decrease in volume, combined with a 5.4% decrease in average selling price per pound. Demand in the aerospace market declined primarily due to the decreased demand for air travel caused by the COVID-19 pandemic and the resulting impact of an elevated supply of inventory throughout the aerospace supply chain, which was compounded by the undelivered new planes already built (primarily the Boeing 737 MAX) and the significant number of planes taken out of service. The decrease in average selling price per pound largely reflects a lower- value product mix and other pricing factors, which decreased average selling price per pound by approximately $2.93, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.49.

Sales to the chemical processing market were $17.0 million in the third quarter of fiscal 2021, an increase of 40.1% from $12.1 million in the same period of fiscal 2020, due to a 40.8% increase in volume, partially offset by a 0.5% decrease in average selling price per pound. Volume was higher as industrial activity increased with economies beginning to reopen from pandemic shutdowns as well as increases in oil prices resulting in expanded capital expenditures in the sector.  The decrease in average selling price per pound reflects a lower-value product mix, as well as pricing competition and other factors, which decreased average selling price per pound by approximately $1.65, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.54.

Sales to the industrial gas turbine market were $17.8 million in the third quarter of fiscal 2021, an increase of 30.4% from $13.7 million for the same period of fiscal 2020, due to a 49.3% increase in volume, partially offset by a 12.6% decrease in average selling price per pound. The increase in volume is primarily attributable to increased shipments due to market share gain. The decrease in average selling price per pound reflects a lower-value product mix and pricing competition and other factors, which decreased average selling price per pound by approximately $3.71, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.46.

Sales to other markets were $13.7 million in the third quarter of fiscal 2021, an increase of 22.4% from $11.2 million in the same period of fiscal 2020, due to an increase in volume of 37.4%, partially offset by an 11.0% decrease in average selling price per pound.  The increase in volume was primarily related to an increase in demand for some specialty and proprietary alloys in the Company’s other markets such as the automotive sub-market. The average selling price per pound decrease reflects a lower-value product mix and other pricing factors, which decreased average selling price per pound by approximately $5.33, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.26.

Other Revenue.  Other revenue was $5.6 million in the third quarter of fiscal 2021, an increase of 77.2% from $3.2 million in the same period of fiscal 2020. The increase was due primarily to increased toll conversion, particularly toll conversion for customers with exposure to the aerospace industry, as well as increased sales of scrap metal.

Cost of Sales. Cost of sales was $74.5 million, or 84.5% of net revenues, in the third quarter of fiscal 2021 compared to $77.9 million, or 96.7% of net revenues, in the same period of fiscal 2020. The decrease was primarily due to a lower-value product mix, the Company’s actions taken to lower costs in response to COVID-19 and a lower amount of fixed costs that were required to be directly expensed, partially offset by higher shipped volumes.

Gross Profit.  As a result of the above factors, gross profit was $13.7 million for the third quarter of fiscal 2021, an increase of $11.0 million from the same period of fiscal 2020. Gross margin as a percentage of net revenue increased to 15.5% in the third quarter of fiscal 2021 as compared to 3.3% in the same period of fiscal 2020.  The third quarter of fiscal 2020 was adversely impacted by the COVID-19 pandemic as volumes reduced significantly prior to additional cost reduction initiatives being implemented.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $11.5 million for the third quarter of fiscal 2021, an increase of $1.7 million, or 16.8%, from the same period of fiscal 2020.  Selling, general and administrative expense as a percentage of net revenues increased to 13.0% for the third quarter of fiscal 2021 compared to 12.2% for the same period of fiscal 2020.  Higher incentive compensation expense was partially offset by cost saving measures, primarily due to headcount reductions and reduced travel and entertainment expenses.  Additionally, foreign exchange losses were lower in the third quarter of fiscal 2021 as compared to the same period of fiscal 2020.

Research and Technical Expense.  Research and technical expense was $0.8 million, or 0.9% of net revenue, for the third quarter of fiscal 2021, compared to $0.9 million, or 1.1% of net revenue, in the same period of fiscal 2020. The reduction in spend as compared to the third quarter of fiscal 2020 was primarily attributable to reduced headcount.

Operating Income/(Loss).  As a result of the above factors, operating income in the third quarter of fiscal 2021 was $1.4 million compared to operating loss of $8.1 million in the same period of fiscal 2020.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $0.4 million in the third quarter of fiscal 2021 compared to $1.7 million in the same period of fiscal 2020.  The decrease in expense was primarily driven by favorable retiree health care spending and higher-than-expected return on plan assets.

Income Taxes. Income tax expense was $0.3 million in the third quarter of fiscal 2021, a difference of $2.3 million from an income tax benefit of $2.1 million in the third quarter of fiscal 2020, driven primarily by a difference in income (loss) before income taxes of $10.9 million.

Net Income/(Loss).  As a result of the above factors, net income in the third quarter of fiscal 2021 was $0.4 million, compared to net loss of $(8.1) million in the same period of fiscal 2020.

Results of Operations for the Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended June 30,				Change
	2020		2021		Amount	%
Net revenues	$300,592	100.0%	$242,383	100.0%	$(58,209)	(19.4)%
Cost of sales	259,914	86.5%	219,353	90.5%	(40,561)	(15.6)%
Gross profit	40,678	13.5%	23,030	9.5%	(17,648)	(43.4)%
Selling, general and administrative expense	32,116	10.7%	32,465	13.4%	349	1.1%
Research and technical expense	2,777	0.9%	2,482	1.0%	(295)	(10.6)%
Operating income (loss)	5,785	1.9%	(11,917)	(4.9)%	(17,702)	(306.0)%
Nonoperating retirement benefit expense	5,100	1.7%	1,077	0.4%	(4,023)	(78.9)%
Interest income	(35)	(0.0)%	(9)	(0.0)%	26	(74.3)%
Interest expense	964	0.3%	900	0.4%	(64)	(6.6)%
Income (loss) before income taxes	(244)	(0.1)%	(13,885)	(5.7)%	(13,641)	5,590.6%
Provision for (benefit from) income taxes	517	0.2%	(2,648)	(1.1)%	(3,165)	(612.2)%
Net income (loss)	$(761)	(0.3)%	$(11,237)	(4.6)%	$(10,476)	1,376.6%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
	2020	2021	Amount	%
Net revenues (dollars in thousands)
Aerospace	$158,390	$89,106	$(69,284)	(43.7)%
Chemical processing	44,687	47,334	2,647	5.9%
Industrial gas turbine	44,137	48,238	4,101	9.3%
Other markets	35,840	42,034	6,194	17.3%
Total product revenue	283,054	226,712	(56,342)	(19.9)%
Other revenue	17,538	15,671	(1,867)	(10.6)%
Net revenues	$300,592	$242,383	$(58,209)	(19.4)%
Pounds by market (in thousands)
Aerospace	6,087	3,435	(2,652)	(43.6)%
Chemical processing	2,055	2,097	42	2.0%
Industrial gas turbine	2,583	3,009	426	16.5%
Other markets	994	1,503	509	51.2%
Total shipments	11,719	10,044	(1,675)	(14.3)%
Average selling price per pound
Aerospace	$26.02	$25.94	$(0.08)	(0.3)%
Chemical processing	21.75	22.57	0.82	3.8%
Industrial gas turbine	17.09	16.03	(1.06)	(6.2)%
Other markets	36.06	27.97	(8.09)	(22.4)%
Total product (excluding other revenue)	24.15	22.57	(1.58)	(6.5)%
Total average selling price (including other revenue)	$25.65	$24.13	$(1.52)	(5.9)%

Net Revenues.   Net revenues were $242.4 million in the first nine months of fiscal 2021, a decrease of 19.4% from $300.6 million in the same period of fiscal 2020.   Volume was 10.0 million pounds in the first nine months of fiscal 2021, a decrease of 14.3% from 11.7 million pounds in the same period of fiscal 2020.  The decrease in volume was primarily caused by COVID-19 and issues in the aerospace supply chain due to the 737 MAX, partially offset by increased volumes in the industrial gas turbine and flue gas desulfurization markets.  The product average selling price was $22.57 per pound in the first nine months of fiscal 2021, a decrease of 6.5% from $24.15 per pound in the same period of fiscal 2020.  The product average selling price decreased as a result of a lower-value product mix and other pricing considerations as compared to the same period of fiscal 2020, which decreased the product average selling price per pound by approximately $2.54, partially offset by higher raw material market prices, which increased product average selling price per pound by approximately $0.96.

Sales to the aerospace market were $89.1 million in the first nine months of fiscal 2021, a decrease of 43.7% from $158.4 million in the same period of fiscal 2020, due to a 43.6%, or 2.7 million pound, decrease in volume.  The decrease in volume was due to the impact of COVID-19 on the aerospace market and the reduced demand in the supply chain for the Boeing 737 MAX.  The lower average selling price per pound shipped reflects a lower-value product mix, increased competition and other pricing factors, which decreased average selling price per pound by $0.98, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.90.

Sales to the chemical processing market were $47.3 million in the first nine months of fiscal 2021, an increase of 5.9% from $44.7 million in the same period of fiscal 2020, due to a 3.8% increase in average selling price per pound coupled with a 2.0% increase in volume.  The average selling price per pound reflects an increase in raw material market prices and a higher-value product mix, which increased average selling price per pound by approximately $1.81, partially offset by increased competition and other pricing factors, which decreased average selling price per pound by approximately $0.99.

Sales to the industrial gas turbine market were $48.2 million in the first nine months of fiscal 2021, an increase of 9.3% from $44.1 million for the same period of fiscal 2020, due to an increase in volume of 16.5%, partially offset by a decrease in average selling price per pound of 6.2%, or $1.06.  The increase in volume is primarily attributable to the impact of the Company’s share gain initiative. The decrease in average selling price per pound primarily reflects lower pricing due to competition and other factors combined with a lower- value product mix, which decreased average selling price per pound by approximately $2.05, partially offset by higher raw material market prices, which increased the average selling price per pound by approximately $0.99.

Sales to other markets were $42.0 million in the first nine months of fiscal 2021, an increase of 17.3% from $35.8 million in the same period of fiscal 2020, due to a 51.2% increase in volume, partially offset by a 22.4% decrease in average selling price per pound. The increase in volume was primarily due to an increase in sales to the flue-gas desulfurization market. The decrease in average selling price reflects a lower-value product mix, increased competition and other factors, which decreased average selling price per pound by approximately $8.97, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $0.88.

Other Revenue.   Other revenue was $15.7 million in the first nine months of fiscal 2021, a decrease of 10.6% from $17.5 million in the same period of fiscal 2020. The decrease was primarily due to decreased toll conversion.

Cost of Sales.   Cost of sales was $219.4 million, or 90.5% of net revenues, in the first nine months of fiscal 2021 compared to $259.9 million, or 86.5% of net revenues, in the same period of fiscal 2020.  This decrease was primarily due to lower volumes sold combined with continued traction in the Company’s cost reduction initiatives, partially offset by lower fixed-cost absorption.

Gross Profit.   As a result of the above factors, gross profit was $23.0 million for the first nine months of fiscal 2021, a decrease of $17.6 million from the same period of fiscal 2020. Gross profit as a percentage of net revenue decreased to 9.5% in the first nine months of fiscal 2021 as compared to 13.5% in the same period of fiscal 2020.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $32.5 million for the first nine months of fiscal 2021, an increase of $0.3 million from the same period of fiscal 2020.  This increase is primarily attributable to higher incentive compensation expenses, which were partially offset by significant cost-saving measures taken as a result of the COVID-19 pandemic, including headcount reductions and other measures.  Selling, general and administrative expense as a percentage of net revenues increased to 13.4% for the first nine months of fiscal 2021 compared to 10.7% for the same period of fiscal 2020.

Research and Technical Expense.  Research and technical expense was $2.5 million, or 1.0% of net revenue, for the first nine months of fiscal 2021, compared to $2.8 million, or 0.9% of net revenue, in the same period of fiscal 2020.  The decrease was primarily due to lower salary expenses.

Operating Income/(Loss).  As a result of the above factors, operating loss in the first nine months of fiscal 2021 was $(11.9) million compared to an operating income of $5.8 million in the same period of fiscal 2020.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $1.1 million in the first nine months of fiscal 2021 compared to $5.1 million in the same period of fiscal 2020.  The decrease in expense was primarily driven by favorable retiree health care spending and higher than expected return on plan assets in the September 30, 2020 valuation.

Income Taxes.  Income tax benefit was $2.7 million in the first nine months of fiscal 2021, a difference of $3.2 million from income tax expense of $0.5 million in the same period of fiscal 2020, driven primarily by a difference in income (loss) before income taxes of $13.6 million.  Additionally, income tax benefit is being adversely impacted by certain expenses related to executive compensation that are deemed non-deductible as well as discrete items related to stock compensation in the first nine months of fiscal 2021.

Net Income/(Loss). As a result of the above factors, net loss for the first nine months of fiscal 2021 was $(11.2) million, an increase in loss of $10.5 million from net loss of $0.8 million in the same period of fiscal 2020.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $232.3 million at June 30, 2021, a decrease of $32.7 million, or 12.3%, from $264.9 million at September 30, 2020. The decrease resulted primarily from accounts payable and accrued expenses increasing by $18.1 million during the first nine months of fiscal 2021  and inventory decreasing by $15.4 million during the first nine months of fiscal 2021.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $74.2 million at June 30, 2021, inclusive of $13.9 million that was held by foreign subsidiaries in various currencies, compared to $47.2 million at September 30, 2020.  Additionally, the Company had zero borrowings against the line of credit outstanding as of June 30, 2021.

Net cash provided by operating activities in the first nine months of fiscal 2021 was $40.2 million compared to net cash provided by operating activities of $19.7 million in the first nine months of fiscal 2020, an increase of $20.5 million.  Cash flow from operating activities in the first nine months of fiscal 2021 was favorably impacted by a decrease in inventory of $18.5 million during the first nine months of fiscal 2021 as compared to an increase in inventory of $5.0 million during the same period of fiscal 2020, partially offset by a net loss of $(11.2) million during the first nine months of fiscal 2021 as compared to a net loss of $(0.8) million during the same period of fiscal 2020.   Additionally, increases in accounts payable of $18.0 million had a favorable impact on the cash flow from operating activities in the first nine months of fiscal 2021 as compared to decreases in accounts payable of $(15.9) million during the same period of fiscal 2020.  This was partially offset by lower decreases in accounts receivable of $0.1 million in the first nine months of fiscal 2021 as compared to decreases of $24.8 million during the same period of fiscal 2020.

Net cash used in investing activities was $4.2 million in the first nine months of fiscal 2021, which was lower than cash used in investing activities of $7.1 million during the same period of fiscal 2020 due to lower additions to property, plant and equipment.

Net cash used in financing activities was $9.8 million in the first nine months of fiscal 2021, a difference of $31.6 million from cash provided by financing activities of $21.8 million during the first nine months of fiscal 2020, primarily driven by the borrowing of $30.0 million against the revolving line of credit during the first nine months of fiscal 2020 in addition to cash paid for debt issuance costs in the first nine months of fiscal 2021 resulting from the new U.S. revolving credit facility (described below).  Dividends paid of $8.4 million during the first nine months of fiscal 2021 were higher than dividends paid of $8.3 million during the same period of fiscal 2020.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company, Wells Fargo Capital Finance, LLC and certain other lenders.  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of June 30, 2021, the most recent required measurement date under the Credit Agreement, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

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

Future uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations (including reduction of inventory), cash on-hand and, if needed, borrowings under the U.S. revolving credit facility. At June 30, 2021, the Company had cash of $74.2 million, an outstanding balance of zero on the U.S. revolving credit facility (described above) and access to a total of approximately $100.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Share repurchases as described previously in the capital allocation strategy

●	Dividends to stockholders; and

● Pension and postretirement plan contributions as described previously in the capital allocation strategy.

Capital investment in the first nine months of fiscal 2021 was $4.2 million, and the forecast for capital spending in fiscal 2021 is expected to be $7.0 million to allow for maintaining reliability of operations.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of June 30, 2021:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$993	$431	$562	$—	$—
Operating lease obligations	2,673	1,447	971	255	—
Finance lease obligations	14,941	1,009	2,051	2,078	9,803
Raw material contracts (primarily nickel)	18,426	18,426	—	—	—
Capital projects and other commitments	693	642	51	—	—
Pension plan(2)	98,823	6,000	12,000	7,500	73,323
Non-qualified pension plans	609	95	190	190	134
Other postretirement benefits(3)	90,471	3,307	7,339	7,396	72,429
Environmental post-closure monitoring	601	77	134	156	234
Total	$228,230	$31,434	$23,298	$17,575	$155,923

(1)	As of June 30, 2021, the revolver balance was $0. The current obligation consists of unused line fees.

(2)

The Company has a funding obligation to contribute $98,823 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2021. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended June 30, 2021, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2021, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

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
Date: July 29, 2021

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: July 29, 2021