Form 10-K
period 2021-09-30
HAYNES INTERNATIONAL INC
filed 2021-11-18
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $264,030,452 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

12,565,790 shares of Haynes International, Inc. common stock were outstanding as of November 18, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2022 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures, dividends and the impact of the COVID-19 pandemic on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, without limitation, those risk factors set forth in Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those in the forward-looking statements as a result of various factors, risks and uncertainties many of which are beyond the Company’s control.

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

Part I

Item 1.  Business

Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest producers of high-performance nickel- and cobalt-based alloys in flat product form such as sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 60% of net product revenues in fiscal 2021. The Company also produces its products as seamless and welded tubulars, represented approximately 14% of net product revenues and in wire form, represented approximately 10% of net product revenues.  The company also produces in slab, bar and billet form and sales of these forms, in the aggregate, represented approximately 16% of net product revenues.

The Company has significant manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire products. The Company’s products are sold primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated. In fiscal 2021, approximately 78% of the Company’s net revenue was generated by its direct sales organization, and the remaining 22% was generated by a network of independent distributors, resellers and sales agents that supplement its direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

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

Business Strategy

The Company has undergone a significant positive transformation driven by a focus on price increases and cost reductions.  One result of this transformation has been a 25% reduction in its volume breakeven point from roughly 5 million pounds shipped to below 4 million pounds with the current product mix; as proven this fiscal year with the Company’s profitable third quarter results at only 3.7 million pounds shipped.  This lower breakeven point may be affected by product mix going forward but is expected to provide favorable incremental gross margin leverage with increasing volumes as anticipated in fiscal year 2022.

The COVID-19 global pandemic had a significant impact on the Company’s financial results with substantial reductions in volumes and revenue in both fiscal years 2020 and 2021.  During this period, the Company adjusted its strategy to pivot to a cost reduction and cash generation focus.  This proved to be successful as the cash generated allowed for the implementation of a value-creating capital allocation strategy launched in the fourth quarter of fiscal 2021, further described below.  The cost reductions achieved that are related to process and yield improvements are expected to be not only sustainable but more fully realized as volumes improve.

As volumes have begun to improve, the Company has returned to profitability, and the strategy has pivoted back to growing the business by increasing revenues, gross margin percentage and cash flow, while continuing to be the customers’ provider of choice for high-performance alloys and value-added processes. The Company has implemented a series of focus initiatives designed to unlock the potential of the Company by increasing volumes, improving pricing and relentlessly pursuing reduced costs, with the goal of expansion of the gross margin percentage. These goals are pursued within the overarching goal of safety, which continues to be the Company’s core priority.

While maintaining this focus, the Company continues to evaluate new opportunities and applications for its products, particularly in its core markets of aerospace, chemical processing and industrial gas turbines, but also in the areas of renewable clean energy sources and other developing technologies relating to environmental and climate change issues. This includes new generation jet engines with better fuel efficiency and less emissions, as well as the use or consideration for use of HAYNES® alloys in advanced ultra-supercritical power plants, concentrated solar power, fuel cells, waste-to-energy and use of supercritical-CO2 power cycles for energy generation.  Innovation is a foundational strength of the Company with its exceptional technical expertise.

The following provides further discussion on certain focus initiatives that are core to this strategy.

●	Set prices to ensure the Company is compensated for the high-value differentiated products and services it provides. The Company favorably adjusted pricing year-over-year; which is expected to continue as additional agreements are renewed. These price increases are in addition to raw material price increases and contribute to improving margins. The Company is also focused on price increases to offset inflationary increases in the Company’s costs.
●	Optimize processes to reduce costs. The Company is pursuing operational improvements, which include specific cost reduction projects. This ongoing pursuit includes initiatives in many different areas such as material management, productivity enhancements, yield and efficiency improvements and process optimization. These cost reductions are sustainable and expected to have a larger favorable impact with increasing volumes.
●	Increase revenues by inventing new alloys, developing new applications and expanding into new markets. The Company believes it is an industry leader in inventing new alloys to meet its customers’ specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify opportunities to develop and manufacture new high-performance alloys. The Company’s technical programs have yielded many new proprietary alloys with multiple applications, an accomplishment that the Company believes distinguishes it from its competitors.

Developing new applications for its new and existing alloys is also a key strength and strategy of the Company. The Company leverages its technical expertise to develop unique applications for its products, especially proprietary and specialty alloys that can yield higher margins. These new applications, including use in unique special projects and new programs, are an important part of the Company’s growth and profitability strategy.

Through development of new alloys and new applications, the Company is seeking to participate in additional markets with new revenue streams beyond the core markets of aerospace, chemical processing and industrial gas turbine. The Company believes that medical/pharmaceutical, consumer electronics, petrochemical and emerging technologies such as renewable and clean energy, hydrogen production and next-generation nuclear power generation all present possible significant growth opportunities for its products.

●	Increase revenues and provide additional product differentiation by providing value-added processing services and leveraging the Company’s global distribution network. The Company believes that its network of service and sales centers throughout the United States, Europe and Asia distinguishes it from its

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
●	Increasing market share by leveraging its unique business model. The Company is both a mill and a service center. This allows for mill flexibility and value-added services for the customer as described above. This business model focuses on superior customer service. The Company’s strategy leverages this differentiator to grow market share, as reflected by its recent market share growth in the industrial gas turbine market. In addition, the Company believes that the maintenance, repair and overhaul, or MRO, business represents a recurring revenue stream that can be expanded post-pandemic. Products used in the Company’s end markets require periodic replacement due to the extreme environments in which they are used, which drives demand for recurring MRO work.
●	Continue to expand the Company’s environmental, social, and governance (ESG) initiatives. The Company is committed to a culture of openness, trust and integrity in all aspects of its business. These high standards governing business conduct are for the good of the Company, its employees, its shareholders and its customers. The Company has a number of policies in place governing ethical conduct and believes that all people should be treated with respect in an inclusive and diverse environment. In addition, the Company has always been conscious of its environmental impact and is actively working to lighten its carbon footprint. This includes a notable solar power project at its North Carolina facility that is expected to provide over 50% of the electricity needed to power the facility upon completion of the project. Another important ESG consideration is the customers’ use of the Company’s products. The Company’s products are used as a part of the ever increasing demand for more efficient, cleaner and renewable energy that has led to the development of several emerging technologies requiring high-performance alloys for demanding operating conditions.
●	Capitalize on strategic equipment investment. The Company expects to continue to improve operations and gain traction in realizing a return on investment of capital in manufacturing facilities and equipment. Management believes that the Company’s capital investments will enable it to continue to satisfy long-term customer demand for value-added products.
●	Increase profitability through strategic acquisitions and alliances. The Company intends to continue to examine opportunities that enable it to enhance shareholder value. These opportunities may include product line additions, market expansion opportunities or other cost synergies. The Company also plans to continue to evaluate strategic relationships in the industry in order to enhance its competitive position and relationships with customers.
●	Implementation of a value-creating capital allocation strategy. The Company implemented a share repurchase program in the third quarter of fiscal 2021 because management believes the market presents a unique opportunity to repurchase shares well below the intrinsic value of the Company. This belief arises from several factors, including the outlook of the Company’s end markets, particularly the anticipated recovery in commercial aerospace, combined with the Company’s gross margin expansion strategies. In the third quarter, the Company also established strategies to de-risk the U.S. pension plan and strive to decrease and eventually eliminate the associated liability, which was the largest liability on its balance sheet. The U.S. Pension net liability was $105 million at the beginning of the fiscal year and decreased to $26 million at the end of the fiscal year; a drop of $79 million. A glide path was adopted to help secure funding improvements realized this fiscal year including a customized liability driven investing (LDI) strategy designed to reduce interest rate risk and equity risk. The strategy also included an accelerated funding strategy with the intention of fully funding the plan in two to three years. This strategy included a lump-sum contribution of $15 million into the plan in the fourth quarter of fiscal 2021. The funding percentage started the fiscal year at 68% and ended the year at 91%.

Products

The global specialty alloy market includes stainless steel, titanium alloys, general-purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In each year of fiscal 2019, 2020 and 2021, HTA products accounted for approximately 80%, 81% and 75% of the Company’s net revenues, and sales of the Company’s CRA products accounted for approximately 20%, 19% and 25% of the Company’s net revenues.  These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

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

Corrosion-resistant Alloys.  CRA products are used in a variety of applications, such as chemical and petrochemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end-user sector for CRA products. Due to maintenance, safety and environmental considerations, the Company believes this market continues to represent an area of potential long-term growth. In addition to the use of CRA products in the chemical and petrochemical processing industry, the Company has seen an increased demand for some of these alloys in applications such as gas-to-liquid and synthetic gas. For improved efficiency within relevant applications, higher operating temperatures and harsher environmental conditions are required and, as a consequence, high-temperature, corrosion-resistant alloys are used. Some of our HTA products offer excellent resistance to oxidation, sulfidation, metal dusting and other high-temperature degradation modes. The Company expects this area of the chemical and petrochemical industry to represent potential long-term growth opportunities for HTA products. Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times.

Material Resources

Patents and Trademarks

The Company currently maintains a total of approximately 22 published U.S. patents and applications and approximately 295 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys. The alloys being commercialized saw significant further advancement in the process during fiscal 2019, 2020 and 2021. The Company will continue to actively promote its new alloys through customer engineering visits, technical presentations and papers.

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

In the chemical processing industry, customers have found extensive applications for HASTELLOY® G-35® alloy, particularly in wet phosphoric acid production. Management expects demand for this alloy will continue to grow. Commercialization is also ongoing for HASTELLOY® HYBRID-BC1® alloy. HYBRID-BC1® alloy is a CRA product with applications in the chemical processing and petrochemical industries that has demonstrated resistance to hydrochloric and sulfuric acid as well as several organic acids.

In the oil and gas industry, HASTELLOY® C-22HS® alloy has found multiple applications. Commercialization of this alloy continues as is the testing, evaluation and promotion of this alloy with special emphasis on applications for this industry.

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

While the Company believes its patents are important to its competitive position, significant barriers to entry may exist beyond the expiration of any patent period. These barriers to entry include the unique equipment required to produce these materials and the exacting processes required to achieve the desired metallurgical properties. These processing requirements include optimal melting and thermo-mechanical processing parameters for each alloy. Management believes that the current alloy development programs and these barriers to entry reduce the impact of patent expirations on the Company.

Raw Materials

Raw materials represented an estimated 34% of cost of sales in fiscal 2021. Nickel, a major component of many of the Company’s products, accounted for approximately 45% of raw material costs, or approximately 15% of total cost of sales in fiscal 2021.  Other raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The average nickel price per pound for cash buyers for the 30-day period ended on September 30, 2019, 2020 and 2021, as reported by the London Metals Exchange, was $8.02 $6.74 and $8.80 respectively. Prices for certain other raw materials which are significant in the manufacture of the Company’s products, such as cobalt, chromium and molybdenum were higher in fiscal 2021 compared to fiscal 2020.

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

The Company believes it is an industry leader in developing new alloys to meet its customers’ specialized and demanding requirements. The Company continues to work closely with customers and end users of its products to identify opportunities to develop and manufacture new high-performance alloys. The Company’s technical programs have yielded many new proprietary alloys with multiple applications, an accomplishment that the Company believes distinguishes it from its competitors.

Developing new applications for its new and existing alloys is also a key strength and strategy of the Company. The Company leverages its technical expertise to develop unique applications for its products, especially proprietary and specialty alloys that can yield higher margins. These new applications, including use in unique special projects and new programs, are an important part of the Company’s growth and profitability strategy.

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

Chemical Processing.  The chemical processing market represents a large base of customers with diverse CRA and HTA applications driven by demand for key end-use markets such as automobiles, housing, health care, biopharmaceuticals, agriculture and metals production. Both CRA and HTA supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company’s products in this market is driven by the level of MRO and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The expansion of manufacturing of chemicals from natural gas in North America is expected to be a driver of demand in this market. In addition, the Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company’s direct sales efforts outside of the U.S., provide a competitive advantage in marketing its CRA and HTA products in the chemical processing market.

Industrial Gas Turbine.  Demand for the Company’s products in the industrial gas turbine market is driven primarily by utility-scale electricity generation, both for base load as well as for backup generation during times of peak power demand.  The benefit of these turbines are their relatively low cost, high efficiency, rapid response and reliability, especially as weather-controlled renewables have become major sources of electricity. An additional demand consideration is the drive to lower emissions from coal-fired generating facilities, since natural gas has gained acceptance as a cleaner, lower-cost alternative to coal.  Industrial gas turbines are also used for power and propulsion in certain classes of ships and ferries, most commonly as derivatives of popular aero turbine engines. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation and for back-up sources of power generation for hospitals and shopping malls. The Company also has a strong presence in micro turbine applications, which provide decentralized power and thermal heating for many key markets.  The Company’s products have allowed turbines to operate with higher temperatures and efficiencies for much longer service intervals.

Other Markets.  Other markets in which the Company sells its HTA products and CRA products include flue-gas desulfurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, thermocouples, sensors and instrumentation, biopharmaceuticals, solar and nuclear fuel. The FGD market has been driven by both legislated and self-imposed standards for lowering emissions from fossil fuel fired electric generating facilities. This market has softened and is expected to continue to soften in the U.S. if the trend to switch from coal to natural gas for power plants continues, but has continued potential in other regions of the world.  The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high performance alloys. The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar, fuel cells, ultra-supercritical steam and supercritical-CO2 power plants, and nuclear fuel applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company’s products.

Through development of new alloys and new applications, the Company continues to seek to participate in additional markets with new revenue streams beyond the core markets of aerospace, chemical processing and industrial gas turbine industries. The Company believes that medical/pharmaceutical, consumer electronics, petrochemical and emerging technologies such as renewable and clean energy, hydrogen production, next-generation nuclear power generation and additive manufacturing all present possible significant growth opportunities for its products.

Sales and Marketing and Distribution

The Company sells its products primarily through its direct sales organization, which operates from 14 total locations in the U.S., Europe and Asia, 11of which are service and/or sales centers. All of the Company’s service and/or sales centers are operated either directly by the Company or through its directly or indirectly wholly-owned subsidiaries. Approximately 78% of the Company’s net revenue in fiscal 2021 was generated by the Company’s direct sales organization. The remaining 22% of the Company’s fiscal 2021 net revenues was generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia.  Going forward, the Company expects its direct sales force to generate approximately 75% of its total net revenues.

Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides performance analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products enabling the products to be included as part of the technical specifications used in the production of customers’ products. The Company’s market development professionals are assisted by its engineering and technology staff in directing the sales force to new opportunities. Management believes the Company’s combination of direct sales, technical marketing, engineering and customer support provides an advantage over other manufacturers in the high-performance alloy industry. This framework allows the Company to obtain direct insight into customers’ alloy needs and to develop proprietary alloys that provide solutions to customers’ demanding applications.

The Company continues to focus on growing its business in foreign markets, operating from service and sales centers in Asia and Europe (particularly the U.K.).

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

The following table sets forth the approximate percentage of the Company’s fiscal 2021 net revenues generated through each of the Company’s distribution channels.

	From	From
	Domestic	Foreign
	Locations	Locations	Total
Company mill direct/service and sales centers	52%	26%	78%
Independent distributors/sales agents	21%	1%	22%
Total	73%	27%	100%

The Company’s top twenty customers accounted for approximately 44%, 43% and 34% of the Company’s net revenues in fiscal 2019, 2020 and 2021, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2019, 2020 or 2021.

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

The Arcadia, Louisiana facility uses feedstock produced at the Kokomo facility as well as outside suppliers to manufacture welded and seamless alloy pipe and tubing and purchases extruded tube hollows to produce seamless titanium tubing. The manufacturing processes at Arcadia require cold pilger mills, weld mills, draw benches, annealing furnaces, pickling facilities, and various finishing lines.  The company has also invested in specialized ultrasonic testing, eddy current testing, including its own specimen testing laboratory.

The Mountain Home, North Carolina facility manufactures high-performance alloy wire and small diameter bar products. Finished wire, bar, and powder products are also warehoused at this facility for quick delivery.  The facility has recently made investments in various pieces of equipment to expand their portfolio to include bar products.

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

Consolidated Backlog at Fiscal Quarter End

	2017	2018	2019	2020	2021

	(in millions)
1st quarter	$167.3	$205.7	$237.8	$237.6	$145.1
2nd quarter	170.8	212.3	253.0	204.7	140.9
3rd quarter	180.9	220.6	254.9	174.6	150.9
4th quarter	177.3	216.0	235.2	153.3	175.3

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories, as well as an additional 90,000 square feet of paved storage area. The Company has six fully equipped technology testing laboratories, including a mechanical and wear test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high-temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2021, the technology, engineering and technological testing staff consisted of 26 persons, 13 of whom have engineering or science degrees, including 7 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

During fiscal 2021, research and development projects were focused on new alloy development, new product form development, supportive data generation and new alloy concept validation, relating to products for the aerospace, industrial gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing) and power generation.

Competition

The high-performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company’s primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Castparts Corp., Allegheny Technologies, Inc. and VDM Metals GmbH, a subsidiary of Acerinox, S.A.. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics, ceramics or additive manufacturing that may be substituted for the Company’s products. The Company also believes that it will face increased competition from non-U.S. entities in the next five to ten years, especially from competitors located in Eastern Europe and Asia.  Additionally, in past years, the Company’s domestic business has been challenged by a strong U.S. dollar, which makes the goods of foreign competitors less expensive to import into the U.S and makes the Company’s products more expensive to export outside the U.S.

In recent years, the Company experienced strong price competition from competitors. Increased competition requires the Company to price its products competitively, which pressures the Company’s gross profit margin and net income.  The Company continues to respond to this competition through alloy and application development, increasing emphasis on service centers, offering value-added services, improving its cost structure and striving to improve delivery times and reliability.

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

Succession and Recruitment

The Company has an organizational development and succession planning process in place for human capital strategic planning.  The strategic development process is continually updated and often consists of multi-year succession and development plans for individuals. Such succession plans have been utilized throughout the Company to prepare employees for future roles and leadership opportunities.

In response to the COVID-19 pandemic and other market forces that have altered, and are expected to continue to alter, the workforce and the manner in which it functions, the Company is redefining how many roles within the Company may be performed.  For example, through experience with the COVID-19 pandemic, the Company has learned that many non-production employees are able to perform all or substantially all of their job functions outside of the office.  In addition, virtual meetings have been used to substantially reduce travel as well as in-person contact.  The Company is evaluating the effects of these and other changes on its current and future workforce, including their potential to provide the Company access to a broader recruiting pool for potential new employees, including workers in specialized areas such as metallurgy and others with specialties relating to the Company’s products, flexible role descriptions and/or working arrangements and other matters.

The Company attempts to hire from within when opportunities occur, given employee growth and progression.  The Company also utilizes outside recruiters due to the challenging and competitive hiring environment.  In order to encourage development of a future workforce for the Company, the Company continues to sponsor a Ph.D candidate and Senior Metallurgical Engineers Research Project from Purdue University, as well as providing internships in various departments and locations throughout the Company.

COVID-19 – Pandemic

Economic conditions have limited hiring and succession planning implementation in some areas.  In fiscal 2020 and 2021, the Company predominantly hired new personnel in order to backfill crucial positions.  Hiring for succession planning or bench strength has subsided during the economic downturn in business related to the COVID-19 pandemic and other factors.

The onset of COVID-19 in the United States in fiscal 2020 and the ongoing economic downturn created additional risk related to key person retention and succession planning.  In response to the economic conditions created by the COVID-19 pandemic, previously implemented voluntary retirement incentives, reductions-in-force, and compensation reductions, created additional challenges to developing and retaining staff.  This creates higher risk of turnover of key employees.  In addition, other industries did not experience the same downturn as the Company did, and alternative opportunities are available for current employees and potential candidates.

Strong competition and limited workforce issues challenge the Company’s acquisition and retention of employees with specific skill sets.  Limited dedicated resources and commitment for developmental positions may also impact the success and rate of succession and development efforts.  Nonetheless, the Company has established formal and informal development activities to promote employee retention and position the Company for success in the long term.

Retirement and Exit Programs

The Company has established a phased retirement program to sustain the Company’s access to institutional knowledge of employees with specialized skill sets who would like to phase into retirement.  At the same time, the program is designed to facilitate a smooth transition for their successors.  This program has been limited in its use but strategically beneficial.

The Company also utilizes exit interviews and on-boarding interviews to provide feedback regarding turnover and employee desires for growth and development.  Both have recently been strengthened and expanded.  These interviews are also utilized to identify drivers of voluntary turnover and departures from the Company.  Employee turnover rate and reasons, including voluntary and involuntary departures, are monitored annually.  The global turnover rate in fiscal 2021 was 14%, compared to 22% in fiscal 2020 and an average of 14% in the previous two fiscal years.  Both voluntary and involuntary terminations, including retirements, are used to calculate the turnover rate.  The reduction-in-force resulting from the COVID-19 pandemic accounted for most of the increased turnover rate in fiscal 2020, however turnover was more normalized in fiscal 2021.

Compensation Equity

The Company conducts inflation-adjusted compensation analysis to promote competitive compensation.  This analysis takes into account ranges for the geographical area, education level and job title under consideration.  The Company’s Human Resources Department develops offers for new salaried employees and also develops and administers promotions to maintain the internal integrity of the compensation levels for comparable positions.  The Company works with managers to ensure that high potential employees and those individuals with unique talents are appropriately developed and compensated.  For example, the Board of Directors authorized a pool of restricted stock that can be used to compensate high potential employees and for retention purposes.  Further, bonus programs have been implemented at the LaPorte and Mountain Home facilities, as well as those in Europe and Asia, for retention and recognition purposes, and all salaried employees who are not eligible to participate in the Management Incentive Plan were given bonuses in fiscal 2021.  The Compensation Committee, with the recommendation of the full Board in the case of incentive compensation, determines annual salaries and other elements of compensation of the Company’s executive management team, taking into account similarly situated executives employed by a peer group of companies while also considering input of the Compensation Committee’s independent compensation consultant.

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

Employee Engagement and Wellness

The Company has a long-standing tuition reimbursement program to assist employees with the continuation of their education.  In addition, employee assistance programs offer counseling for emotional, financial and family issues.

Continuing financial planning education is provided by the Company’s 401(k) plan administrator to assist employees in financial and retirement planning.  For many years, the Company’s investment in human capital has involved commitments to worker training, apprenticeship programs and funding college scholarships.

Management and Board Oversight

Management is engaged in the Company’s efforts regarding management of human capital resources at all levels through regular informational meetings, the Company’s Enterprise Risk Management program and organized succession planning.  The Board oversees these activities through regular reports by senior management regarding new or altered programs and as part of the Enterprise Risk Management process.  In addition, the Corporate Governance and Nominating Committee of the Board is actively engaged in monitoring and encouraging diversity at the Board level while the Compensation Committee also focuses on achieving and maintaining internal and external pay equity for the executive team and the Board members while overseeing incentive compensation more broadly throughout the organization.  In promoting external pay equity, the Board and the Compensation Committee make use of peer comparisons and benchmarking measures.

Employee Statistics

As of September 30, 2021, the Company employed 1,073 full-time employees and 37 part-time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants (539 in the aggregate) are covered by two collective bargaining agreements.

On July 1, 2018, the Company entered into a five-year collective bargaining agreement with the United Steelworkers of America Local 2958, which covers eligible hourly employees at the Kokomo, Indiana plant. This agreement will expire in June 2023.

On December 21, 2020, the Company entered into a collective bargaining agreement with the United Steelworkers of America Local 1505, which covers eligible hourly employees at the Company’s Arcadia, Louisiana plant. This agreement will expire in December 2025.

Management believes that current relations with the union are satisfactory.

Environmental Compliance

The Company has an enterprise level environmental policy, which focuses on fostering a safe workplace, offering high quality products while protecting the environment, compliance with law and health and safety management systems, utilization of all available resources to improve the quality, environmental, health and safety management systems and setting, implementing and reviewing quality, environmental, health and safety objectives and targets.  This policy is communicated to contractors and vendors who provide services on site, and the Company periodically audits selected suppliers from an environmental compliance perspective.  The Company maintains an environmental management system certified to ISO 14001 standards and, for its Kokomo operations, ISO 50001 standards.  The Company maintains multiple policies designed to comply with the Occupational Safety and Health Administration standards and has ISO 45001 certification.

The Company’s facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance, which are primarily included in Cost of sales on the Consolidated Statements of Operations, were approximately $2.3 million for fiscal 2021 and are currently expected to be approximately $3.0 million for fiscal 2022.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial waste water discharge. Capital expenditures of approximately $1.3 million were made for pollution control improvements during fiscal 2021, with additional expenditures of approximately $2.8 million for similar improvements planned for fiscal 2022.

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

Environmental Matters

The Company is in the process of installing a 1MW solar fixed ground mount array system to reduce the dependence on nonrenewable energy sources at its wire facility located in Mountain Home, North Carolina.  This solar system should provide over 50% of the electricity needs for the facility. In addition, since fiscal year 2010, the Company has invested more than $2.0 million in energy conservation programs, and as a result, the Company now saves approximately $1.1 million in energy costs per year. The Company has specific targets in place for reducing electricity and natural gas consumption in its energy conservation programs.

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

The Company is conscious of its environmental impact and is actively working to lighten its carbon footprint including projects to measure greenhouse gas emissions and develop goals of reduction.  The ever-increasing demand for clean energy generation has led to the development of several emerging technologies that require high-temperature alloys for demanding operating conditions.

Since the invention of HASTELLOY® X alloy in 1954, the Company’s alloys have made it possible for aerospace engines to run at high temperatures for long periods of time.  This has been further enhanced with alloys used in new generation engines such as HAYNES 282®.  Engines being placed in service today reportedly consume 15% less fuel, produce 50% less pollutants and reduce the noise footprint near airports compared to the previous generation of airplane engines.  The environmental related improvements stem in part from the increased use of alloys, such as HASTELLOY® X, HAYNES® 188, 230®, 282®, 242®, 244® and other Haynes invented alloys.

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

Executive Officers of the Company

The following table sets forth certain information concerning the persons who served as executive officers of the Company as of September 30, 2021. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Michael L. Shor	62	President and Chief Executive Officer
Daniel W. Maudlin	55	Vice President—Finance, Treasurer and Chief Financial Officer
Janice W. Gunst	49	Vice President—General Counsel & Corporate Secretary
Venkat R. Ishwar	69	Vice President—Marketing & Technology
Marlin C. Losch	61	Vice President—Sales & Distribution
Jean C. Neel	62	Vice President—Corporate Affairs
Scott R. Pinkham	54	Vice President—Tube & Wire Products
David L. Strobel	60	Vice President—Operations
Gregory W. Tipton	60	Vice President & Chief Information Officer
David S. Van Bibber	50	Controller and Chief Accounting Officer

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

Risks Related to the COVID-19 Pandemic

Our results of operations, financial condition and cash flows have been and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have been, and may continue to be, adversely affected by pandemics, epidemics or other public health emergencies, such as the global outbreak of COVID-19.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The outbreak of COVID-19 and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. We have already experienced many effects of COVID-19, including partial shutdowns, quarantine of certain employees, temporary and permanent layoffs, pay cuts and mandatory unpaid furloughs, decreased demand for our products, increased pricing pressures and changes to our business strategies and management attention.  More recently, we have experienced additional effects of the COVID-19 pandemic, including raw material shortages, unavailability of transportation and logistics resources, unusual inflation, shortages of hydrogen or other natural gases necessary in the operation of our business, hiring and retention challenges and limited availability of outside conversion resources. Further, the U.S. government and certain of its agencies have issued orders requiring specific steps to be taken with respect to COVID-19 by certain employers and contractors.  The costs relating to these programs are currently unknown.  These events and others have caused, and may continue to cause, lower revenue and lower volumes, leading to unfavorable fixed cost absorption.  The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and, in many cases, beyond our control including the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Over the preceding 18 months, the fluctuation in levels of the virus’s effects on different portions of the global economy have continued to affect our business as well as other businesses.  Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.  Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the pandemic on our results of operations, financial condition or liquidity in a particular future quarter or year.

The aerospace market, our largest market, has been hit particularly hard by the addition of COVID-19 issues to the safety concerns with the Boeing 737 MAX, which remains grounded in China, and we cannot determine what further effect that exacerbating factor will have on the aerospace market.  Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. Our indebtedness may also increase due to our need to increase borrowing to fund operations during a period of reduced revenue.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.

Risks Related to Our Markets

Our revenues may fluctuate widely based upon changes in demand for our customers’ products.

Demand for our products is dependent upon and derived from the level of demand for the machinery, parts and equipment produced by our customers, which are principally manufacturers and fabricators of machinery, parts and equipment for highly specialized applications. Historically, certain of the markets in which we compete have experienced unpredictable, wide demand fluctuations, such as the current conditions in the aerospace industry and in the broader global economy as a result of the COVID-19 pandemic. Because of the comparatively high level of fixed costs associated with our manufacturing processes, significant declines in our markets have had, and may continue to have, a disproportionately adverse impact on our operating results.

We have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. In fiscal 2002, 2003, 2009, 2010, 2013, 2016, 2020 and 2021, our net revenues, when compared to the immediately preceding year, declined by approximately 10.3%, 21.2%, 31.1%, 13.0%, 16.7%, 16.6%, 22.4% and 11.3%, respectively.  We may experience similar fluctuations in our net revenues in the future. Additionally, demand is likely to continue to be subject to substantial year-to-year fluctuations as a consequence of industry cyclicality, as well as other factors such as global economic uncertainty, and such fluctuations may have a material adverse effect on our business.  Currently, the COVID-19 pandemic has significantly decreased demand for our products across all of our markets, but particularly in the aerospace industry, which also continues to be affected by issues relating to the Boeing 737 MAX (which remains grounded in China).  Passenger airline travel has decreased significantly since the beginning of the pandemic and remains volatile.  As a result, volatility in the aerospace market has continued and may continue for an unknown period of time.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2021, represented approximately 34% of our total cost of sales.  Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our end markets, successfully increasing our market share in IGT and other areas and continued acceptance of our new products into the marketplace.  The COVID-19 pandemic has significantly decreased demand, and therefore, sales volume of our products.  Failure to effectively utilize our manufacturing assets, including as a result of the COVID-19 pandemic, may continue to negatively impact our business.

We operate in cyclical markets.

A significant portion of our revenues is derived from the highly cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 37.9% of our total sales in fiscal 2021.  Our chemical processing and industrial gas turbine sales constituted 18.7% and 19.8%, respectively, of our total sales in fiscal 2021.  Each of these markets has been adversely impacted by the global economic effects of the COVID-19 pandemic.

The commercial aerospace industry is historically driven by demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, the safety issues with the Boeing 737 MAX airliner (which remains grounded in China), competitive pressures and fuel costs. Demand for commercial aircraft is influenced by industry profitability, trends in airline passenger traffic (including the dramatic decrease and subsequent fluctuations and uncertainties caused by COVID-19), the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism and health and safety concerns (including those arising from COVID-19).  Continued supply chain disruptions in this or any of our other markets could materially and adversely affect our results of operations and financial condition.

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

The success of our business will depend, in part, on the success of new and existing commercial aircraft programs.  We are currently under contract to supply components for a number of commercial aircraft programs.  As a result of COVID-19 and other factors, commercial aircraft build rates have slowed and are not expected to return to pre-COVID levels for several years, particularly in the area of multi-aisle aircraft, the demand for which has decreased more than other aircraft due to the reduced demand for international travel.   Further cancellation, reductions or delays of orders or contracts by our customers or in any of these programs, or regulatory or certification-related groundings or other delays or cancellations to new or existing aircraft programs or to the production schedules for any aircraft programs, including as may be related to any prolonged period of the current decrease in passenger air traffic, could exacerbate the material adverse effect on our business.  Issues with the Boeing 737 MAX passenger airliners continue in parts of the world, particularly China, which has not yet cleared the aircraft for commercial flights.  The effect of any future action on our business is currently unknown, but changes in production schedules to date have had, and future changes may also have, a material adverse effect on our business.

The competitive nature of our business results in pressure for price concessions to our customers and increased pressure to reduce our costs.

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made price concessions to our customers in the aerospace, chemical processing and power generation markets from time to time, and we expect customer pressure for further price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. With the global effects of the COVID-19 pandemic, pricing pressure has increased in many of our industries.  Our effectiveness in managing our cost structure and pricing for the value provided will be a key determinant of future profitability and competitiveness.

Aerospace demand is primarily dependent on two manufacturers.

A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus.  A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe, utilization levels of commercial and military aircraft, success of new commercial and military aircraft programs and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces, most of which have been and continue to be adversely affected by the economic effects of the COVID-19 pandemic.  Significant interruptions and slowdowns in the number of new aircraft built by the aircraft manufacturers has and may continue to have a material adverse effect on our business.  As noted above, future actions relating to the safety issues with the Boeing 737 MAX passenger airliner, as well as the ongoing effects of the COVID-19 pandemic, have had and may continue to have a material adverse effect on our business.

During periods of lower demand in other alloy markets, some of our competitors may use their available capacity to produce higher volumes of high-performance alloys, which leads to increased competition in the high-performance alloy market.

We have experienced increased competition from competitors who produce both stainless steel and high-performance alloys. As a result of the competition in our markets, we have made price concessions to our customers from time to time, and we expect customer pressure for further price concessions to continue, particularly given the effects of the COVID-19 pandemic. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure through changing circumstances will be a key determinant of future profitability and competitiveness.

Periods of reduced demand and excess supply as well as the availability of substitute lower-cost materials can adversely affect our ability to price and sell our products at the profitability levels we require to be successful.

Additional worldwide capacity and reduced demand for our products could significantly impact future worldwide pricing, which would adversely impact our business.  In recent years, several of our competitors have added capacity that represents direct competition with the Company’s business.  In addition, continued availability of substitute materials may also cause significant fluctuations in future results as our customers opt for a lower-cost alternative.  The impacts of the COVID-19 pandemic have also reduced demand for our products globally and have significantly increased customer requests to reduce pricing or delay delivery.

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

To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, cobalt and other raw materials that we use in large quantities, there may be a negative effect on our gross profit margins. In fiscal 2021, nickel, a major component of many of our products, accounted for approximately 45% of our raw material costs, or approximately 15% of our total cost of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel or other raw material prices to our customers. In other cases, we fix the nickel or other raw materials component of our prices for a period of time through the life of a long-term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our raw material inventory, but which does not allow us to offset an unexpected rise in the price of raw materials. The COVID-19 pandemic has affected raw material pricing by increasing the unpredictability of our profitability, and its future effects are unknown.   We may not be able to successfully offset rapid changes in the price of nickel, cobalt or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

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

We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability of these materials may be influenced by private or government cartels, changes in world politics, additional regulation, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation, general economic conditions and export quotas imposed by governments in nations with rare earth element supplies.  The ability of key material suppliers to meet quality and delivery requirements or to provide materials on terms acceptable to us is beyond our control and can also impact our ability to meet commitments to customers. The COVID-19 pandemic has adversely affected the availability of certain raw materials through its effects on the labor market, availability of transportation for materials and other factors.  Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also decrease availability, thereby adversely affect our business.

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

Our principal assets are located at our primary integrated production facility in Kokomo, Indiana and at our production facilities in Arcadia, Louisiana and in Mountain Home, North Carolina. The Arcadia and Mountain Home plants, as well as all of the domestic and foreign service centers, rely to a significant extent upon feedstock produced at the Kokomo facility. During fiscal 2020, we endured a temporary shut-down of most of the Company’s production operations due to the effects of the COVID-19 pandemic which impacted our operations and financial results.  We have also been affected by shortages of labor, transportation and other services and raw materials in our Kokomo and other production facilities as a result of the COVID-19 pandemic.  Any further production failures, shutdowns (including those associated with COVID-19) or other significant problems at the Kokomo facility could have a material adverse effect on our financial condition and results of operations. We maintain property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss. Although we believe that our insurance is adequate to cover any such losses, that may not be the case. Additionally, our insurance policies include deductibles that would require us to incur losses that could have an adverse effect on our financial results in the event a significant interruption occurs.  One or more significant uninsured losses at our Kokomo facility may have a material adverse effect on our business.

In addition, from time to time we schedule planned outages on the equipment at our Kokomo facility for maintenance and upgrades. These projects are subject to a variety of risks and uncertainties, including a variety of market, operational and labor-related factors, many of which may be beyond our control. The COVID-19 pandemic made it necessary for us to shut down portions of our operations in fiscal 2020.  The pandemic, and its effect on our markets and our business, has also required us to temporarily or permanently lay off certain personnel.  Certain portions of our operations continue to be affected by personnel shortages.  Should a planned or unplanned shut down on a significant piece of equipment, or a significant decrease in personnel or lack of necessary new personnel, last substantially longer than originally planned, there could be a material adverse effect on our business.

Our production may be interrupted due to equipment failures, energy or personnel shortages, lack of critical spares, or other events affecting our factories.

Our manufacturing processes depend on certain sophisticated and high-value equipment, some of which has been in operation for a long period of time for which there may be only limited or no production alternatives. Failures of this equipment, or the lack of critical spares or skilled personnel to timely repair this equipment, could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished products and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events (including the COVID-19 pandemic). We have recently experienced a significant decrease in the availability of certain industrial gas resources that may impact our operations.  While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage, failure or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days, which could have a material adverse effect on our business. Natural or manmade events (including the COVID-19 pandemic) that interrupt significant manufacturing operations of our customers also have had, and could continue to have a material adverse effect on our business.

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

Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 55% of our U.S. employees are affiliated with unions or covered by collective bargaining agreements. The Company entered into two collective bargaining agreements with the United Steel Workers of America which cover eligible hourly employees at the Company’s Arcadia, Louisiana and Kokomo, Indiana facilities. Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. In addition, other Company facilities could be subject to union organizing activity. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

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

Goodwill and other intangible assets are recorded at fair value on the date of acquisition. We review these assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other factors. A sustained downturn resulting from the COVID-19 pandemic or otherwise may result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize impairment to those assets.  Any future impairment of goodwill or other intangible assets could have a material adverse effect on our business.

We may not be able to obtain financing on terms that are acceptable to us.

The global capital markets have been adversely affected, and may continue to be adversely affected, by the economic effects of the COVID-19 pandemic.  Terms for borrowers have become significantly less favorable.  As a result of this and other issues, we may not be able to obtain needed financing on terms that are acceptable to us.

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

Risks Related to Our Global Operations

We are subject to risks associated with global trade matters

We are subject to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the demand of our customers.  Previous turmoil in the global economy has had, and future turmoil may have, an adverse impact on our business and our financial condition.  In addition to the impact that the global financial crisis previously had, we may face significant challenges if conditions in the global economy worsen.  Economic turmoil has resulted and may continue to result from the COVID-19 pandemic, which has adversely impacted and may continue to adversely impact our business.  Transportation and logistics resources, including shipping and transportation services, have been in short supply, which has had, and may continue to have, and adverse effect on our business.  Further, any global trade wars or similar economic turmoil, including new or existing tariffs, could adversely affect our business.  For example, the U.S. and China have imposed tariffs on large amounts of products imported into each of the countries from one another.  Moreover, these new tariffs, or other changes in trade policy, have resulted in, and may continue to trigger, retaliatory actions on the part of these countries and potentially other countries in the future.  Talks between the two countries are ongoing, but the outcome is highly uncertain and could affect our ability to buy raw materials from China and sell products into the Chinese market.  A “trade war” or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sections thereof, and, thus, adversely affect our business.  Our competitors outside of the United States may not be subject to these tariffs or other measures, and therefore, could have a significant competitive advantage over us in that respect.  In addition, the long-term effect of the exit of the United Kingdom from the European Union is currently unknown and could adversely affect our business.

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

We anticipate that we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. Distributors, regulators or government agencies may not continue to accept our products, services and business practices, and costs related to international trade have increased and may continue to increase. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the trade regulations of various jurisdictions, including tariffs and other possible punitive measures. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions any one or more of which may adversely affect our business, including:

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

Environmental laws are complex, change frequently and have tended to become increasingly stringent over time, including those relating to greenhouse gases. While we have budgeted for future capital and operating expenditures to comply with environmental laws, changes in any environmental law may directly or indirectly increase our costs of compliance and liabilities arising from any past or future releases of, or exposure to, hazardous substances and may materially adversely affect our business. See “Business—Environmental Matters.”

Government regulation is increasing and if we fail to comply with such increased regulation, we could be subject to fines, penalties and expenditures.

The United States Congress has adopted several significant pieces of legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including conflict minerals regulations, that affect our operation as well as those of other publicly traded companies. In addition, regulations relating to data protection and privacy law have become increasingly stringent.  Further, the government has enacted significant laws and regulations related to the COVID-19 pandemic (including vaccination and other safety-related requirements) with which we must comply.  We may be subject to significant fines and penalties, as well as reputational risks or customer disqualification or dissatisfaction, if we fail to comply with these laws or their implementing regulations, and the increasingly stringent regulations could require us to make additional unforeseen expenditures. Any such fines, penalties or expenditures could have a material adverse effect on our business.

Our business is affected by federal rules, regulations and orders applicable to some of our customers who are government contractors.

A number of our products are manufactured and sold to customers who are parties to U.S. government contracts or subcontracts. Consequently, we are indirectly subject to various federal rules, regulations and orders applicable to government contractors. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consuming of internal resources, and costs are expected to increase. Violations of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business.

Our business could be materially and adversely affected by climate change and related matters.

We analyze climate change risks in two separate categories: transition risks and physical risks.  Transition risks are those risks relating to the transition of the global economy to a focus on more climate-friendly technologies.  This transition could have adverse financial impacts on us in several ways.  For instance, more stringent environmental policies or regulations could lead to increased expenses relating to green-house gas emissions or other emissions that could increase our operating costs.  Enhanced emissions-reporting or shifting technology could require us to write off or impair assets or retire existing assets early. Increased environmental mandates could also increase our exposure to litigation.  We could be required to incur increased costs and significant capital investment to transition to lower emissions technology.  In addition, overall market shifts could increase costs of our raw materials and cause unexpected shifts in energy costs.  Market shifts could also bring a prompt change in our overall revenue mix and sources, resulting in reduced demand in alloys and a decrease in revenues.  Focus on sustainability has increased, and the entire industry could be stigmatized as not friendly to the environment, which could adversely affect our reputation and our business, including due to difficulties in employee hiring and retention and our ability to access capital. Any of these matters could materially and adversely affect our business, financial condition or results of operations.

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

We maintain various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and significantly higher premiums. Costs associated with cybersecurity insurance coverage have increased dramatically, and we may be required to pay higher premiums or deductibles or accept lower levels, or no, coverage for fiscal 2022.  In the future, our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our business.  Furthermore, the insurance industry, or our carriers specifically, may continue to alter their business models in manners that are unfavorable to us, resulting in insufficient or more costly coverage, which could adversely affect our business.

General Risk Factors

An interruption in energy services may cause manufacturing curtailments or shutdowns.

We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The potential for curtailment of certain energy resources exists which could have a material adverse effect on our business.  The prices for and availability of electricity, natural gas, hydrogen, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors, weather issues and other factors, including those caused by the COVID-19 pandemic, which may be beyond our control. Disruptions in the supply of energy resources have temporarily impaired, and could continue to impair, our ability to manufacture products for customers. Further, increases in energy costs, which are outside of our control, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our business. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians and sales and marketing staff.  We also face hiring challenges relating to the location of our business.  All of these risks have been exacerbated as a result of the COVID-19 pandemic and the cost savings measures the Company has implemented as a result.  In addition, the COVID-19 pandemic has effected significant changes in the U.S. and international workforce which change the way we approach recruitment and retention of talent.  If we are unable to recruit, hire and retain skilled employees, our new product and alloy development and commercialization could be delayed and our marketing and sales efforts could be hindered, which would adversely impact our business.

Healthcare costs, including those related to healthcare legislation, have and may continue to impact our business.

The Patient Protection and Affordable Care Act and other legislation relating to healthcare have increased our annual employee healthcare cost obligations.  In addition, costs associated with healthcare generally, including our retiree healthcare plans, are expected to continue to increase. We may also incur increased healthcare costs pursuant to legislation or rule-making mandated in connection with the COVID-19 pandemic. This area of law is expected to continue to change, and we cannot predict the effect that healthcare legislation or regulation, and the costs of healthcare in general, will ultimately have on our business.

Any significant delay or problems in any future expansion of our operations could materially adversely affect our business, financial condition and results of operations.

We have undertaken, and may continue to undertake, significant capital projects in order to enhance, expand and/or upgrade our facilities and operational capabilities, including rebuilding the A&K line and 4-HI rolling system upgrades. Our ability to achieve the anticipated increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including the ability of management to ensure the necessary resources are in place to properly execute these projects on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule, customer demand (which fluctuates as a result of the cyclical markets in which we operate, as well as other factors) and our ability to implement these projects with minimal impact to our existing operations. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we are not able to achieve the anticipated results from the implementation of any of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our business may be materially adversely affected.

We consider acquisitions, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy, which involve uncertainties and potential risks that we cannot predict or anticipate fully.

We intend to continue to strategically position our businesses in order to improve our ability to compete. Strategies we may employ include seeking new or expanding existing specialty market niches for our products, expanding our global presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. From time to time, management of the Company holds discussions with management of other companies to explore acquisitions, joint ventures and other business combination opportunities as well as possible business unit dispositions. As a result, the relative makeup of our business is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; integration of technological systems; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; diversion of the attention of certain management personnel from their day-to-day duties; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions could be affected by many additional factors, including, without limitation, export controls, exchange rate fluctuations, domestic and foreign political conditions and deterioration in domestic and foreign economic conditions.

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

In recent periods, both Institutional Shareholder Services and Glass Lewis, two primary proxy advisory firms, as well as large institutional investors, have emphasized the importance of disclosure regarding the environmental, social and governance actions taken by publicly traded companies.  If we are unable to achieve acceptable scores relating to these matters, our stock price and reputation may be affected.

Item 1B.  Unresolved Staff Comments

There are no unresolved comments by the staff of the U.S. Securities and Exchange Commission.

Item 2.  Properties

Manufacturing Facilities.  The Company owns manufacturing facilities in the following locations:

●	Kokomo, Indiana—manufactures and sells all product forms, other than tubular and wire goods;
●	Arcadia, Louisiana—manufactures and sells welded and seamless tubular goods; and
●	Mountain Home, North Carolina—manufactures and sells high-performance alloy wire and small diameter bar.

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

The owned facilities located in the United States are subject to a mortgage which secures the Company’s obligations under its U.S. revolving credit facility with a group of lenders led by JPMorgan Chase Bank, N.A. For more information, see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition, the Company leases service and sales centers, which stock and sell all product forms, in the following locations:

●	LaPorte, Indiana
●	La Mirada, California
●	Houston, Texas
●	Windsor, Connecticut
●	Shanghai, China

Sales Centers.  The Company leases sales centers, which sell all product forms, in the following locations:

●	Paris, France
●	Singapore
●	Milan, Italy
●	Tokyo, Japan

During fiscal 2021, the Company consolidated its sales center in Zurich, Switzerland into the Lenzburg, Switzerland service center.

On January 1, 2015, the Company entered into a finance lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The finance asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheet and is depreciated over the 20 year lease term.  The long-term component of the finance lease obligation is included in Long-term obligations (See Note 19. Long-term Obligations).

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

As of November 1, 2021, there were approximately 56 holders of record of the Company’s common stock.

The Company has historically paid quarterly cash dividends.  Any decision to pay future cash dividends will be made by the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition and other factors.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of fiscal 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	—	$—	—	$—
August 1-31, 2021	—	—	—	—
September 1-30, 2021	136,729	36.46	112,978	15,755
Total	136,729	$36.46	112,978	$15,755

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Groups for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2016 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, management also believes the Russell 2000 Index is representative of the Company’s current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index: Allegheny Technologies, Inc., Howmet Aerospace Inc.(formerly Arconic, Inc)., Carpenter Technology Corp., Commercial Metals, Inc.,  Insteel Industries, Inc., Kaiser Aluminum Corporation, Materion Corporation, Olympic Steel, Inc., and Universal Stainless & Alloy Products, Inc. Management believes that the companies included in the Peer Groups, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

Haynes International Inc.
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2016
2017
2018
2019
2020
2021

	2016	2017	2018	2019	2020	2021
Haynes International, Inc.	100.00	99.09	100.24	104.05	51.43	115.51
Russell 2000	100.00	120.74	139.14	126.77	127.27	187.94
S&P MidCap 400	100.00	117.52	134.21	130.87	128.04	183.97
Peer Group	100.00	116.97	121.42	119.85	88.92	160.07

Item 6.  Selected Financial Data

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Amounts below are in thousands, except backlog, which is in millions, share and per share information and average nickel price.

	Year Ended September 30,
	2017	2018	2019	2020	2021
Statement of Operations Data:
Net revenues	$395,209	$435,326	$490,215	$380,530	$337,661
Cost of sales	349,520	379,491	424,712	335,898	297,931
Selling, general and administrative expense	41,569	47,030	44,195	40,307	43,470
Research and technical expense	3,855	3,785	3,592	3,713	3,403
Operating income (loss)	265	5,020	17,716	612	(7,143)
Nonoperating retirement benefit expense	16,803	8,238	3,446	6,822	1,470
Interest expense (income), net	679	836	900	1,288	1,170
Provision for (benefit from) income taxes	(7,027)	17,697	3,625	(1,020)	(1,100)
Net income (loss)	$(10,190)	$(21,751)	$9,745	$(6,478)	$(8,683)
Net income (loss) per share:
Basic	$(0.83)	$(1.75)	$0.78	$(0.53)	$(0.71)
Diluted	$(0.83)	$(1.75)	$0.78	$(0.53)	$(0.71)
Dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,397,099	12,419,564	12,445,212	12,470,664	12,499,609
Diluted	12,397,099	12,419,564	12,480,908	12,470,664	12,499,609

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

	September 30,
	2017	2018	2019	2020	2021
Balance Sheet Data:
Working capital	$300,468	$304,151	$311,793	$313,320	$287,393
Property, plant and equipment, net	192,556	179,400	169,966	159,819	147,248
Total assets	621,819	588,694	593,800	560,724	546,455
Total debt and other finance obligations	7,896	8,127	7,979	7,809	7,613
Long-term portion of debt and other finance obligations	7,896	7,980	7,809	7,614	7,385
Accrued pension and postretirement benefits(1)	208,476	170,180	215,741	199,223	109,722
Stockholders’ equity	333,772	333,220	296,275	301,501	343,321
Cash dividends paid	11,009	11,013	11,011	11,058	11,175

	2017	2018	2019	2020	2021
Consolidated Backlog at Fiscal Quarter End(2):
1st quarter	$167.3	$205.7	$237.8	$237.6	$145.1
2nd quarter	170.8	212.3	253.0	204.7	140.9
3rd quarter	180.9	220.6	254.9	174.6	150.9
4th quarter	177.3	216.0	235.2	153.3	175.3

	Year Ended September 30,
	2017	2018	2019	2020	2021
Average nickel price per pound(3)	$5.10	$5.68	$8.02	$6.74	$8.80
(1)	Significant volatility in the pension and postretirement benefits liability has occurred due to many factors such as changes in the discount rate used to value the future liability, variation in the return on assets and trends of postretirement health care expenses incurred by the Company. These changes have been reflected in the Pension and Postretirement Benefits Liability and a corresponding change to the accumulated other comprehensive loss account. During fiscal 2021 as a part of a broader capital allocation strategy, the U.S. pension asset allocation was changed to 30% equity and 70% fixed income as a part of a customized liability driven investment strategy designed to secure the improved funding percentage and reduce interest rate and equity risk. In addition, a lump sum funding of $15 million occurred in the fourth quarter of fiscal 2021. As a result, the net liability has dropped $89.5 million and this volatility is expected to be significantly reduced going forward.
(2)	The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on changes in raw material costs, which can vary but is roughly 50% of the orders. Historically, approximately 70% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.
(3)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

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

	Year Ended September 30,
	2017		2018		2019		2020		2021
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Net Revenues
(dollars in millions)
Aerospace	$192.5	48.7%	$226.9	52.1%	$258.1	52.7%	$192.0	50.5%	$128.1	37.9%
Chemical processing	70.5	17.8	79.2	18.2	89.7	18.3	63.1	16.6	63.1	18.7
Industrial gas turbine	61.5	15.6	52.4	12.0	59.4	12.1	56.6	14.9	66.8	19.8
Other markets	43.2	10.9	53.4	12.3	57.9	11.8	45.1	11.8	58.1	17.2
Total product	367.7	93.0	411.9	94.6	465.1	94.9	356.8	93.8	316.1	93.6
Other revenue(1)	27.5	7.0	23.4	5.4	25.1	5.1	23.7	6.2	21.6	6.4
Net revenues	$395.2	100.0%	$435.3	100.0%	$490.2	100.0%	$380.5	100.0%	$337.7	100.0%
U.S.	$235.5	59.6%	$258.3	59.3%	$300.7	61.3%	$230.8	60.7%	$179.1	53.0%
Foreign	$159.7	40.4%	$177.0	40.7%	$189.5	38.7%	$149.7	39.3%	$158.6	47.0%
Shipments by Market (millions of pounds)
Aerospace	8.8	48.6%	9.8	53.3%	10.3	51.5%	7.2	49.3%	5.0	35.7%
Chemical processing	3.2	17.7	3.9	21.2	4.3	21.5	2.8	19.2	2.8	20.0
Industrial gas turbine	4.5	24.9	2.9	15.8	3.4	17.0	3.3	22.6	4.2	30.0
Other markets	1.6	8.8	1.8	9.8	2.0	10.0	1.3	8.9	2.0	14.3
Total Shipments	18.1	100.0%	18.4	100.0%	20.0	100.0%	14.6	100.0%	14.0	100.0%
Average Selling Price Per Pound
Aerospace	$21.76		$23.05		$25.11		$26.56		$25.81
Chemical processing	22.28		20.54		20.80		22.21		22.40
Industrial gas turbine	13.77		18.27		17.44		16.96		15.95
Other markets	26.36		29.14		28.35		35.85		28.46
Total product(2)	20.30		22.38		23.21		24.33		22.56
Total average selling price	21.81		23.66		24.46		25.95		24.10
(1)	Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 16 in the Notes to the Consolidated Financial Statements). Other revenue does not include associated shipment pounds.
(2)	Total product price per pound excludes “Other Revenue”.

Aerospace demand was moderately impacted in fiscal 2017 due to delays in the transition to new engine platforms combined with some softness in demand driven by lower oil and fuel costs.  Underpinning demand for new engines is a desire for more fuel-efficiency and lower emissions, which had been tempered as a result of previous decreases in fuel prices. The slight pull-back was temporary, and in fiscal 2018, aerospace volume hit record levels, and revenue in that market increased 17.9% in that timeframe.  Growth continued in fiscal 2019, with continued traction of the new generation engine platforms in spite of the grounding of the Boeing 737 MAX aircraft.  One of the Company’s core focus initiatives was to increase prices, which contributed to the revenue increase.  Fiscal 2019 sales into the aerospace market represented a record year in both volume and revenue.  Sales in the first half of fiscal 2020 were reduced with the continued grounding and subsequent production halt of the Boeing 737 MAX aircraft.  Sales in the second half of fiscal 2020 were further severely impacted by the global COVID-19 pandemic causing significant reductions in air travel, which impacted both new plane builds and aftermarket sales.  Sales into the aerospace market have also been impacted by high inventory levels of metal in the supply chain, which take time to work through the inventory and slows order volume to the Company.  Volume shipped into the aerospace market declined 30.1% in fiscal 2020 compared to the prior year.  Volumes continued to decline in the first quarter of fiscal year 2021, then began to increase by the end of fiscal 2021.  Sales into the aerospace market in fiscal year 2021 were 50% of the fiscal year 2019 levels.  Continued growth is expected as the number of people flying has improved and announced aircraft build rates have significantly increased.  Single-aisle aircraft build rates announced in the industry show significant growth in 2022 and back to 2019 levels in 2023.

Chemical processing revenue in fiscal 2018 increased 12.3% due to recovery in the base business, as well as a moderate increase in specialty application projects.  This growth continued in fiscal 2019 with net revenues into the chemical processing market increasing 13.2%.  The main driver of demand in this market is capital spending in the chemical processing sector, driven by end-user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to oil prices, currency fluctuations and fiscal policies as well as world economic conditions and GDP growth. Additional drivers of demand in this market include the increase in North American production of natural gas liquids and the further downstream processing of chemicals that may utilize equipment that requires high-performance alloys. Increased sales to the chemical processing industry in fiscal 2018 and 2019 were related to improvement in global spending in the chemical processing sector combined with the Company’s focus initiatives aimed at improving volumes.  Fiscal 2020 and 2021 volume and sales were significantly impacted by the global COVID-19 pandemic. Volume shipped into the chemical processing industry market declined 34.9% in fiscal 2020 compared to the prior year and generally remained at that level across fiscal year 2021. Demand in this market is expected to rise with the economic impact of the COVID decreasing (subject to continuing fluctuations) and higher oil prices fueling additional capital expenditures in the chemical industry.

Sales to the industrial gas turbine market declined in years leading up to fiscal 2018, and fiscal 2018 volumes represented less than half the volume of fiscal 2012 peak levels.  Reported significant overcapacity in large-frame turbines primarily used for electrical power generation combined with growth in renewable energy facilities have taken a toll on demand for large-frame gas turbines.  Two of the large OEM producers of large-frame turbines have restructured their power generation businesses due to weak demand.   Sales and volume began to recover in fiscal 2019 and the first half of fiscal 2020.  The recovery included a market share gain which began to gain traction in fiscal 2020.  Industrial gas turbines are beneficial in electricity generating facilities due to low capital cost at installation, fewer emissions than traditional fossil fuel-fired facilities and favorable natural gas prices provided by availability of non-conventional (shale) gas supplies.  The global COVID-19 pandemic impacted this market, however sales declines were mitigated by the Company’s market share gains as well as restocking beginning to occur in the supply chain.  Sales declined only 4.7% in fiscal 2020 compared to the prior year, then increased 18.0% in fiscal 2021 as the market share gain showed its full impact.  The Company continues its push for additional market share going forward.

The industries in the other markets category focus on upgrading overall product quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of “advanced materials” which support the increased use of high-performance alloys in an expanding number of applications. Sales into the other markets category improved in both fiscal 2018 and 2019.  Sales in fiscal 2020 were significantly impacted by the global COVID-19 pandemic.  Sales in fiscal year 2021 increased 28.8% as the Company strategically sought increased mill volumes especially in the flue-gas desulphurization industry to help improve fixed costs absorption challenges in the overall low volume environment in early fiscal year 2021.  Going forward, in addition to supporting and expanding the traditional businesses of oil and gas, flue-gas desulfurization, automotive and heat treating, the Company expects increased levels of activity in non-traditional markets such as fuel cells and alternative energy applications in the long term, post pandemic.

Other revenue consists primarily of toll conversion, but also includes royalty income, scrap sales and revenue recognized from the TIMET agreement. The demand for toll conversion includes TIMET conversion demand completed on the Company’s four-high Steckel hot rolling mill in Kokomo, Indiana, as well as conversion work completed through LaPorte Custom Metal Products.  Other revenue demand levels vary year-to-year based upon demand drivers in the respective markets of the Company’s tolling customers.  The global COVID-19 pandemic impacted tolling revenue, particularly revenue from those tolling customers that sell into the aerospace market.  In fiscal 2021, other revenue represented 6.4% of net sales.  Other revenue does not include associated shipment pounds because the metal is not owned by the Company.

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and throughout fiscal 2021 and could continue to materially affect the Company’s financial condition and results of operations. In particular, the pandemic negatively impacted the aerospace supply chain. The Company has, during this time period, accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations. Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

Summary of Capital Spending

Capital spending was $9.4 million and $5.9 million in fiscal 2020 and 2021, respectively, and the forecast for capital spending in fiscal 2022 is approximately $17.7 million, which is approaching the Company’s depreciation levels.

Capital Allocation Strategy

On July 28, 2021, the Company announced a multi-faceted capital allocation strategy which includes 1) a share repurchase plan because management believes that repurchasing the Company’s stock at current market prices represents an attractive capital allocation strategy for the Company.  Management of the Company feels this is a unique opportunity to repurchase shares well below the intrinsic value of the Company given the outlook of the markets it serves, particularly the anticipated recovery in commercial aerospace, combined with gross margin expansion strategies 2) the recent adoption of a glide path for the U.S. pension plan to help secure improvements in funding percentage realized this fiscal year and 3) a U.S. pension plan accelerated funding strategy with the intention of fully funding the plan in approximately three years or less.  These steps represent significant actions to de-risk the U.S. pension plan and strive to eliminate the largest liability on our balance sheet.

Further details of each strategy are as follows:

●	Share Repurchase Plan: On July 28, 2021, the Board of Directors authorized the use of up to $20.0 million of available cash to purchase shares of the Company's common stock for a period of one year. The Board adopted the repurchase plan because it believed that repurchasing the Company’s stock at then-current market prices presented an attractive capital allocation strategy for the Company given the available options for the use of capital. Under the share repurchase plan, the Company is authorized to repurchase outstanding shares of its common stock in the open market or in privately negotiated transactions. In the fourth quarter of fiscal 2021, the Company repurchased 112,978 shares with an aggregate purchase price of $4.2 million, under this authorization. As of September 30, 2021, there is $15.8 million remaining under the July 2021 authorization that is available to be re-purchased. The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

●	Recent Adoption of Pension Plan Glide Path: The Company adopted a glide path strategy that changed the U.S. pension plan asset allocation with the intention of securing the improvement in pension plan funding percentage from 68% at September 30, 2020 to over 91% as of September 30, 2021. This improved funding was driven by better than expected return on plan assets combined with favorable movement of interest rates as well as pension contributions of $21 million. In addition, this strategy includes a customized liability-driven investment strategy that is expected to substantially reduce the plan’s future interest rate risk and an asset allocation designed to reduce the plan’s equity risk, both of which are expected to reduce the volatility of pension expense going forward.

●	Accelerated Funding Strategy: The Company also increased pension funding levels to further reduce the pension liability as it strives to be fully funded with a zero net liability, in approximately two to three years, depending on future valuations and market conditions. The Company began this strategy with additional funding of $15.0 million in plan contributions in fiscal 2021 in addition to the current $6.0 million funding level ($21 million total). Additional future funding levels will be determined based upon market conditions and the Company’s financial position.

Valuation of the Pension Plan and the Retiree Healthcare Plan

The actuarial valuation of the U.S. pension and retiree healthcare plans on September 30, 2021 included a favorable increase in the discount rates used to measure the plan liabilities along with other favorable items including higher than expected return on plan assets and continued favorable retiree health care spending.  The U.S. defined benefit pension net liabilities decreased from $105.2 million at the beginning of the year to $26.1 million at September 30, 2021.  The funding percentage of assets to benefit obligation increased from 68.0% as of September 30, 2020 to 91.3% as of September 30, 2021.  These amounts do not include the United Kingdom pension plan which is an $8.4 million net asset (shown in other assets on the consolidated balance sheet) or two small nonqualified pension plans with a liability of $0.6 million. In addition, the post-retirement health care liability, which is unfunded, declined from $93.3 million at September 30, 2020 to $83.0 million at September 30, 2021.  This favorable valuation is expected to reduce expense in fiscal 2022 by $6.0 million, reflected primarily in the Nonoperating Retirement Benefit Expense in the Statement of Operations.

Volumes and Pricing

In fiscal 2019, volume shipped in the fourth quarter was 5.4 million pounds.  Moving into the first half of fiscal 2020, volumes were negatively impacted by the grounding and subsequent production halt of the Boeing 737 MAX aircraft.  The second half of fiscal 2020 was then significantly impacted by the global COVID-19 pandemic, which lowered volumes in the third and fourth quarter.  Moving into fiscal year 2021, the pandemic continued to dramatically impact volumes with first quarter volumes bottoming at 2.8 million pounds.  The second quarter began to improve with 3.5 million pounds, and the third and fourth quarters were 3.7 and 4.0 million pounds shipped, respectively.

While volumes shipped into the aerospace market began to improve in the fourth quarter of fiscal 2021, significant growth is still expected as the market begins its recovery.  Aerospace volumes in fiscal 2021 were 31.3% below volumes of fiscal year 2020 and 51.7% below volumes of fiscal 2019.  Published build rates of single aisle aircraft show significant growth expected in fiscal year 2022 and generally a return to 2019 levels in fiscal year 2023.

Volumes in the chemical processing market were relatively flat in fiscal year 2021 compared to 2020 with demand continuing to be impacted by the pandemic as well as weather-related events and supply chain challenges.  Industrial gas turbine volumes were up 25.5% in fiscal year 2021 compared to 2020 driven by market share gain initiatives gaining traction. Volume in other markets grew 62.2% in fiscal year 2021 compared to 2020, led by increases in shipments to the flue gas desulphurization (FGD), oil & gas, nuclear and wear resistant markets. The largest growth occurred in the FGD market as business conditions continue to improve in the aerospace market.  The Company expects to see a reduction in FGD shipments as it utilizes manufacturing capacity on higher-value products.

The product average selling price per pound in fiscal 2021 was $22.56, which is a 7.3% decrease over last fiscal year.  The decrease is significantly driven by changes in product mix (both alloy and form) to lower value products and markets to increase volumes and combat fixed cost absorption headwinds. This is most evident in other markets with a 20.6% reduction in average selling price per pound to products described in the preceding paragraph in the FGD market.    This lower value mix is expected to improve as the Company utilizes its manufacturing capacity on higher value products when demand in the aerospace market recovers.  Multiple price increases have been announced, which is expected to offset inflation and continue to improve profitability.

The average market price of nickel as reported by the London Metals Exchange for the 30-days ending September 30, 2021 was $8.80 as compared to the prior year 30-days ending September 30, 2020 average market price of $6.74 per pound.  The Company values inventory utilizing the first-in, first-out (“FIFO”) inventory costing methodology. In a period of decreasing raw material costs, the FIFO inventory valuation normally results in higher costs of sales as compared to the last-in, first out method.  Conversely, in a period of rising prices, the FIFO inventory valuation normally results in lower costs of sales as compared to the last-in, first out method.

Gross Profit Margin Trend Performance

The following tables show net revenue, gross profit margin and gross profit margin percentage for fiscal 2020 and fiscal 2021.

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2020
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$108,453	$111,563	$80,576	$79,938
Gross Profit Margin	18,743	19,296	2,639	3,954
Gross Profit Margin %	17.3%	17.3%	3.3%	4.9%

	Trend of Gross Profit Margin and Gross Profit Margin Percentage for Fiscal 2021
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$72,177	$82,063	$88,143	$95,278
Gross Profit Margin	987	8,385	13,658	16,700
Gross Profit Margin %	1.4%	10.2%	15.5%	17.5%

The significant drop in volumes resulting from the COVID-19 pandemic compressed margins significantly in the third and fourth quarters of fiscal 2020 and most significantly the first quarter of fiscal 2021.  These low volume levels created a significant fixed cost absorption headwind which required a direct charge to cost of goods sold for excess fixed overhead per pound incurred due to abnormally low production levels that could not be capitalized into inventory.  In the third and fourth quarter of fiscal 2020, the Company charged $5.9 million and $4.0 million, respectively.  In fiscal 2021, the direct charges continued each quarter at $5.9 million, $2.8 million, $2.0 million and $0.8 million. As volumes recover, the direct charge diminishes.  No direct charges are expected going forward.

The Company’s focus initiatives have reduced the volume breakeven point by over 25%. The Company previously struggled to be profitable at roughly 5.0 million pounds. In fiscal 2021 with the current product mix, the Company can generate profits at lower volumes as demonstrated in the third quarter of fiscal 2021, producing a positive net income at only 3.7 million pounds shipped. The gross profit margin percentage improved over fiscal 2021 and ended in the fourth quarter above the pre-pandemic levels at 17.5%. Going forward, the Company anticipates improvement in volumes and net revenue driven by the expected aerospace market recovery.

Controllable Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $238.7 million at September 30, 2021, a decrease of $26.3 million or 9.9% from $264.9 million at September 30, 2020. This decrease resulted primarily from accounts payable and accrued expenses increasing by $35.5 million in the aggregate, partially offset by accounts receivable increasing by $6.8 million and inventory increasing by $2.4 million.  As compared to the third quarter ended June 30, 2021, controllable working capital increased $6.4 million, or 2.8%.  This increase resulted primarily from inventory increasing $17.8 million as we built work-in-process inventory to support the increasing demand and accounts receivable increasing $6.0 million, partially offset by increases in accounts payable and accrued expenses of $17.4 million in the aggregate.

Dividends Declared

On November 18, 2021, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend is payable December 15, 2021 to stockholders of record at the close of business on December 1, 2021. The aggregate cash payout based on current shares outstanding will be approximately $2.8 million, or approximately $11.1 million on an annualized basis if current dividend levels are maintained.

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

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2019	2020	2020	2020	2020	2021	2021	2021
Backlog
Dollars (in thousands)	$237,620	$204,709	$174,639	$153,266	$145,143	$140,892	$150,915	$175,299
Pounds (in thousands)	8,231	6,930	5,643	5,485	5,607	5,622	6,642	7,084
Average selling price per pound	$28.87	$29.54	$30.95	$27.94	$25.89	$25.06	$22.72	$24.75
Average nickel price per pound
London Metals Exchange(1)	$6.26	$5.39	$5.76	$6.74	$7.62	$7.47	$8.14	$8.80
(1)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Order entry rates continued to increase each quarter of fiscal 2021.  Backlog was $175.3 million at September 30, 2021, an increase of approximately $24.4 million, or 16.2%, from $150.9 million at June 30, 2021. The backlog dollars increased during the fourth quarter of fiscal 2021 due to an 8.9% increase in backlog average selling price combined with a 6.7% increase in backlog pounds.  The increase in average selling price was due to a higher-value product mix in the backlog.

Backlog increased by $22.0 million, or 14.4%, from $153.3 million at September 30, 2020 to $175.3 million at September 30, 2021 due to a 29.2% increase in backlog pounds partially offset by an 11.4% decrease in backlog average selling price.  The increase in backlog pounds was primarily driven by increases in demand in the chemical processing and industrial gas turbine markets.  The decrease in average selling price was due to a lower-value product mix in the backlog.

Revenues by geographic area

Net revenues in fiscal 2019, 2020 and 2021 were generated primarily by the Company’s U.S. operations. Sales to domestic customers comprised approximately 61%, 61% and 53% of the Company’s net revenues in fiscal 2019, 2020 and 2021, respectively. In addition, the majority of the Company’s operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company’s domestic sales and manufacturing facilities in the U.S.

The Company’s foreign and export sales were approximately $189.5 million, $149.8 million and $158.6 million for fiscal 2019, 2020 and 2021, respectively. Additional information concerning foreign operations and export sales is set forth in Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2019	2020	2020	2020	2020	2021	2021	2021
Net revenues (in thousands)
Aerospace	$58,843	$59,172	$40,375	$33,590	$24,555	$30,601	$33,950	$38,966
Chemical processing	16,712	15,832	12,143	18,483	15,256	15,068	17,010	15,813
Industrial gas turbine	13,763	16,701	13,673	12,439	13,967	16,436	17,835	18,534
Other markets	11,875	12,762	11,203	9,259	12,779	15,546	13,709	16,056
Total product revenue	101,193	104,467	77,394	73,771	66,557	77,651	82,504	89,369
Other revenue	7,260	7,096	3,182	6,167	5,620	4,412	5,639	5,909
Net revenues	$108,453	$111,563	$80,576	$79,938	$72,177	$82,063	$88,143	$95,278
Shipments by markets (in thousands of pounds)
Aerospace	2,303	2,261	1,523	1,142	904	1,177	1,354	1,528
Chemical processing	788	689	578	789	601	682	814	722
Industrial gas turbine	825	990	768	752	798	1,064	1,147	1,178
Other markets	306	386	302	264	489	599	415	538
Total shipments	4,222	4,326	3,171	2,947	2,792	3,522	3,730	3,966
Average selling price per pound
Aerospace	$25.55	$26.17	$26.51	$29.41	$27.16	$26.00	$25.07	$25.50
Chemical processing	21.21	22.98	21.01	23.43	25.38	22.09	20.90	21.90
Industrial gas turbine	16.68	16.87	17.80	16.54	17.50	15.45	15.55	15.73
Other markets	38.81	33.06	37.10	35.07	26.13	25.95	33.03	29.84
Total average selling price (product only; excluding other revenue)	23.97	24.15	24.41	25.03	23.84	22.05	22.12	22.53
Total average selling price (including other revenue)	25.69	25.79	25.41	27.13	25.85	23.30	23.63	24.02

Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. For discussion related to 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, filed with the United States Securities and Exchange Commission on November 19, 2020.

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2020		2021		Amount	%
Net revenues	$380,530	100.0%	$337,661	100.0%	$(42,869)	(11.3)%
Cost of sales	335,898	88.3%	297,931	88.2%	(37,967)	(11.3)%
Gross profit	44,632	11.7%	39,730	11.8%	(4,902)	(11.0)%
Selling, general and administrative expense	40,307	10.6%	43,470	12.9%	3,163	7.8%
Research and technical expense	3,713	1.0%	3,403	1.0%	(310)	(8.3)%
Operating income (loss)	612	0.2%	(7,143)	(2.1)%	(7,755)	(1,267.2)%
Nonoperating retirement benefit expense	6,822	1.8%	1,470	0.4%	(5,352)	(78.5)%
Interest income	(44)	(0.0)%	(16)	(0.0)%	28	(63.6)%
Interest expense	1,332	0.4%	1,186	0.4%	(146)	(11.0)%
Income (loss) before income taxes	(7,498)	(2.0)%	(9,783)	(2.9)%	(2,285)	30.5%
Provision for (benefit from) income taxes	(1,020)	(0.3)%	(1,100)	(0.3)%	(80)	7.8%
Net income (loss)	$(6,478)	(1.7)%	$(8,683)	(2.6)%	$(2,205)	34.0%
Net income (loss) per share:
Basic	$(0.53)		$(0.71)
Diluted	$(0.53)		$(0.71)
Weighted average shares outstanding:
Basic	12,470,664		12,499,609
Diluted	12,470,664		12,499,609

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2020	2021	Amount	%
Net revenues (dollars in thousands)
Aerospace	$191,980	$128,072	$(63,908)	(33.3)%
Chemical processing	63,170	63,147	(23)	—%
Industrial gas turbine	56,576	66,772	10,196	18.0%
Other markets	45,099	58,090	12,991	28.8%
Total product revenue	356,825	316,081	(40,744)	(11.4)%
Other revenue	23,705	21,580	(2,125)	(9.0)%
Net revenues	$380,530	$337,661	$(42,869)	(11.3)%
Pounds by market (in thousands)
Aerospace	7,229	4,963	(2,266)	(31.3)%
Chemical processing	2,844	2,819	(25)	(0.9)%
Industrial gas turbine	3,335	4,187	852	25.5%
Other markets	1,258	2,041	783	62.2%
Total shipments	14,666	14,010	(656)	(4.5)%
Average selling price per pound
Aerospace	$26.56	$25.81	$(0.75)	(2.8)%
Chemical processing	22.21	22.40	0.19	0.9%
Industrial gas turbine	16.96	15.95	(1.01)	(6.0)%
Other markets	35.85	28.46	(7.39)	(20.6)%
Total product (excluding other revenue)	24.33	22.56	(1.77)	(7.3)%
Total average selling price (including other revenue)	$25.95	$24.10	$(1.85)	(7.1)%

Net Revenues.  Net revenues were $337.7 million in fiscal 2021, a decrease of 11.3% from $380.5 million in fiscal 2020.  Volume was 14.0 million pounds in fiscal 2021, a decrease of 4.5% from 14.7 million pounds in fiscal 2020, with decreases in aerospace and chemical processing, partially offset by increases in industrial gas turbine and other markets.  The decrease in volume is primarily caused by COVID-19 and issues in the aerospace supply chain due to the 737 MAX, partially offset by increased volumes in the industrial gas turbine and flue gas desulphurization markets.  The product average selling price was $22.56 per pound in fiscal 2021, a decrease of 7.3%, or $1.77, from $24.33 per pound in fiscal 2020. The product average selling price per pound decreased as a result of a lower-value product mix and other pricing considerations (such as customer mix, timing of customer agreement adjustors, etc.) as compared to fiscal 2020, which decreased the product average selling price per pound by approximately $3.02, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $1.25.

Sales to the aerospace market were $128.1 million in fiscal 2021, a decrease of 33.3% from $192.0 million in fiscal 2020, due to a 31.3% decrease in volume coupled with a 2.8% decrease in average selling price per pound.  The decrease in volume was due to the impact of COVID-19 on the aerospace market and the reduced demand in the supply chain for the Boeing 737 MAX.  The lower average selling price per pound shipped reflects a lower-value product mix, increased competition and other pricing factors, which decreased average selling price per pound by $1.89, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $1.14.

Sales to the chemical processing market were $63.1 million in fiscal 2021, relatively flat with sales of $63.2 million in fiscal 2020 on comparable volumes and average selling price per pound.  The average selling price per pound reflects an increase in raw material market prices, which increased average selling price per pound by approximately $1.48, partially offset by a lower-value product mix and increased competition and other pricing factors, which decreased average selling price per pound by approximately $1.29.

Sales to the industrial gas turbine market were $66.8 million in fiscal 2021, an increase of 18.0% from $56.6 million in fiscal 2020, due to an increase in volume of 25.5%, partially offset by a decrease in average selling price per pound of 6.0%, or $1.01.  The increase in volume is primarily attributable to the impact of the Company’s share gain initiative. The decrease in average selling price per pound primarily reflects lower pricing due to competition and other factors combined with a lower-value product mix, which decreased average selling price per pound by approximately $2.23, partially offset by higher raw material market prices, which increased the average selling price per pound by approximately $1.22.

Sales to other markets were $58.1 million in fiscal 2021, an increase of 28.8% from $45.1 million in fiscal 2020, due to a 62.2% increase in volume, partially offset by a 20.6%, or $7.39, decrease in average selling price per pound. The increase in volume was primarily due to an increase in sales to the flue-gas desulfurization market. The decrease in average selling price reflects a lower-value product mix, increased competition and other factors, which decreased average selling price per pound by approximately $8.64, partially offset by higher raw material market prices, which increased average selling price per pound by approximately $1.25.

Other Revenue.  Other revenue was $21.6 million in fiscal 2021, a decrease of 9.0% from $23.7 million in fiscal 2020. The decrease in other revenue is primarily attributable to decreased toll conversion services.

Cost of Sales.  Cost of sales was $297.9 million, or 88.2% of net revenues, in fiscal 2021 compared to $335.9 million, or 88.3% of net revenues, in fiscal 2020.  This decrease was primarily due to lower volumes sold combined with continued traction in the Company’s cost reduction initiatives, partially offset by lower fixed-cost absorption.

Gross Profit.  As a result of the above factors, gross profit was $39.7 million in fiscal 2021, a decrease of $4.9 million from $44.6 million in fiscal 2020.  Gross profit as a percentage of net revenue increased to 11.8% in fiscal 2021 as compared to 11.7% in fiscal 2020 despite shipped volumes decreasing by 4.5%, reflecting the continued traction of the Company’s cost reduction initiatives and pricing initiatives.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $43.5 million for fiscal 2021, an increase of $3.2 million, or 7.8%, from $40.3 million in fiscal 2020.  This increase is primarily attributable to higher incentive compensation expenses, which were partially offset by significant cost-saving measures taken as a result of the COVID-19 pandemic, including headcount reductions and other measures.  Selling, general and administrative expense as a percentage of net revenues increased to 12.9% in fiscal 2021 compared to 10.6% in fiscal 2020.

Research and Technical Expense.  Research and technical expense was $3.4 million, or 1.0% of net revenues, for fiscal 2021, compared to $3.7 million, or 1.0% of net revenues, in fiscal 2020.

Operating Income/(Loss).  As a result of the above factors, operating loss in fiscal 2021 was $(7.1) million, compared to operating income of $0.6 million in fiscal 2020.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was $1.5 million in fiscal 2021, compared to $6.8 million in fiscal 2020.  The decrease in expense was primarily driven by favorable retiree health care spending and higher than expected return on plan assets in the September 30, 2020 valuation.

Income Taxes.  Income tax benefit was $1.1 million during fiscal 2021, a difference of $0.1 million from a benefit of $1.0 million in the same period of fiscal 2020, driven by a tax rate change in the United Kingdom that resulted in an increase to deferred tax expense of $0.4 million, partially offset by an increase in loss before taxes of $2.3 million, which resulted in a higher tax benefit.

Net Income/(Loss).  As a result of the above factors, net loss for fiscal 2021 was $(8.7) million, a change of $2.2 million from net loss of $(6.5) million in fiscal 2020.

Liquidity and Capital Resources

Comparative cash flow analysis (2020 to 2021)

The Company had cash and cash equivalents of $47.7 million at September 30, 2021, inclusive of $17.3 million that was held by foreign subsidiaries in various currencies, compared to $47.2 million at September 30, 2020.  Additionally, there were zero borrowings against the line of credit outstanding as of September 30, 2021.  The Company has access to a total of $100 million of availability on the line of credit, subject to a borrowing base formula and certain reserves.  During fiscal 2021, the Company’s primary sources of cash were cash on-hand and cash from operations as detailed below.

Net cash provided by operating activities was $23.3 million in fiscal 2021 compared to net cash provided by operating activities of $36.2 million in fiscal 2020, a decrease of $12.9 million.  The decrease was primarily driven by increases in accounts receivable of $6.2 million in fiscal 2021 compared to decreases in accounts receivable of $26.7 million during fiscal 2020, increases in inventory of $0.8 million in fiscal 2021 compared to decreases in inventory of $15.3 million during fiscal 2020 and increases in other assets of $4.9 million in fiscal 2021 as compared to decreases in other assets of $0.6 million during fiscal 2020 as well as a net loss of $(8.7) million in fiscal 2021 as compared to net loss of $(6.5) million in fiscal 2020. In addition, changes in accrued pension and postretirement benefits reflect the lump-sum payment of $15.0 million into the U.S. pension plan in the fourth quarter of fiscal 2021. These changes were partially offset by increases in accounts payable of $33.9 million in fiscal 2021 as compared to a decrease in accounts payable of $21.2 million during fiscal 2020.

Net cash used in investing activities was $5.9 million in fiscal 2021, which was lower than cash used in investing activities during the same period of fiscal 2020 of $9.4 million, driven by lower additions to property, plant and equipment.

Net cash used in financing activities was $17.4 million in fiscal 2021, which was greater than cash used in financing activities during fiscal 2020 of $11.1 million, primarily as a result of purchases of treasury stock of $5.0 million in fiscal 2021 as compared to $0.2 million in fiscal 2020 and payment for debt issuance costs of $1.0 million in fiscal 2021 as compared to $0.0 million in fiscal 2020.  Dividends paid of $11.2 million in fiscal 2021 were comparable to the prior year.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company, Wells Fargo Capital Finance, LLC and certain other lenders.  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).  Effective October 25, 2021, the Credit Agreement will replace LIBOR with SOFR as the financial services industry and market participants are transitioning away from interbank offering rates.  As of September 30, 2021, the Credit Agreement had a zero balance.  As of the same date, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement.

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of September 30, 2021, the most recent required measurement date under the Credit Agreement, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

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

Future sources of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under the U.S. revolving credit facility. At September 30, 2021, the Company had cash of $47.7 million, an outstanding balance of zero on the U.S. revolving credit facility (described above) and access to a total of approximately $100.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

●	Funding operations;
●	Capital spending;
●	Dividends to stockholders
●	Repurchases of Company’s stock; and
●	Pension and postretirement plan contributions.

Capital investment in fiscal 2021 was $5.9 million, and the plan for capital spending in fiscal 2022 is $17.7 million.

Share Repurchase Program

On July 28, 2021, the Board of Directors authorized the use of up to $20 million to purchase shares of the Company's common stock through July 27, 2022.  The Board adopted the repurchase plan because it believes that repurchasing the Company’s stock at current market prices presents an attractive capital allocation strategy for the Company given the available options for the use of capital.  In the fourth quarter of fiscal 2021, the Company repurchased 112,978 shares with an aggregate purchase price of $4.2 million, under this authorization.  As of September 30, 2021, there was $15.8 million remaining under the July 2021 authorization that is available to be used in the share repurchase program.  The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2021:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$884	$431	$453	$—	$—
Operating lease obligations (2)	3,663	2,077	1,436	150	—
Finance lease obligations	14,607	1,012	2,056	2,081	9,458
Raw material contracts (primarily nickel)	31,036	31,036	—	—	—
Capital projects and other commitments	7,753	7,753	—	—	—
Pension plan(3)	26,663	6,000	12,000	8,663	—
Non-qualified pension plans	622	95	190	190	147
Other postretirement benefits(4)	82,964	3,459	6,817	6,234	66,454
Environmental post-closure monitoring	566	71	163	144	188
Total	$168,758	$51,934	$23,115	$17,462	$76,247
(1)	As of September 30, 2021, the revolver balance was zero, therefore no interest is due. However, the Company is obligated to the Bank for unused line fees and quarterly management fees.
(2)	Represents payments for all operating lease obligations, including short term lease obligations.
(3)	The Company has a funding obligation to contribute $26,663 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.
(4)	Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation or Deflation

The Company may be favorably or unfavorably impacted by inflation or deflation, resulting in a material impact on its operating results.  The Company attempts to pass onto customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product, however, the Company may not be able to successfully offset a rapid increase in raw material costs adjustments to customer selling prices.  In the event of raw material price declines, the Company’s customers may delay order placement, resulting in lower volumes. In the event of raw material price increases that the Company is unable to pass on to its customers, the Company’s cash flows or results of operations could be materially adversely affected.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of customer contracts are satisfied which occurs when control of the goods has been transferred to the customer and services have been performed.  Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized. The Company determines this allowance based on historical experience.  Additionally, the Company recognizes revenue attributable to an up-front fee received from Titanium Metals Corporation (“TIMET”) as a result of a twenty-year agreement, entered into on November 17, 2006 to provide conversion services to TIMET. See Note 16 Deferred Revenue for a description of accounting treatment relating to this up-front fee.

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

The selection of the U.S. pension plan’s (the Plan) assumption for the expected long-term rate of return on plan assets is based upon the Plan’s target allocation.  The return on assets is based on fair value of the plan assets and their investment allocation at the beginning of the fiscal year. The Company also realizes that historical performance is no guarantee of future performance.

In the short term, substantial decreases in plan assets will result in higher plan funding contribution levels and higher pension expenses. A decrease of 25 basis points in the expected long-term rate of return on plan assets would result in an increase in annual pension expense of about $0.7 million. To the extent that the actual return on plan assets during the year exceeds or falls short of the assumed long-term rate of return, an asset gain or loss is created. For funding purposes, gains and losses are generally amortized over a 6-year period.

Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $9.6 million higher liability for the U.S. pension plan and $3.5 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 6.0 and 10.0 years, respectively.

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

For the three years ended September 30, 2021, the Company recognized a cumulative loss before income taxes for the U.S. jurisdiction of $20.5 million.  A valuation allowance was not recorded against the U.S. jurisdiction’s net deferred tax assets based on management’s evaluation of the positive and negative evidence, including expected future taxable income.

Recently Issued Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, the price of raw materials, particularly nickel and cobalt, as well as the costs of supplies.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s revolver availability was at a variable rate at September 30, 2020 and 2021. The Company’s outstanding variable rate debt was zero at September 30, 2020 and 2021. The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

The foreign currency exchange risk exists primarily because the Company’s foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Foreign currency forward contracts are entered into as a means to partially offset the impact of cash transactions occurring at the foreign affiliates in currencies other than the entities’ functional currency.  The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. The Company is not party to any currency contracts as of September 30, 2021.

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

Item 8.  Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2020 and 2021 and for the years ended September 30, 2019, September 30, 2020 and September 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Haynes International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Valuation Allowance — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. A valuation allowance against net deferred tax assets is required if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence.

For the three years ended September 30, 2021, the Company recognized a cumulative loss before income taxes for the U.S. jurisdiction of $20.5 million.  A valuation allowance was not recorded against the U.S. jurisdiction’s net deferred tax assets based on management’s evaluation of the positive and negative evidence, including expected future taxable income.

We identified the valuation of deferred tax assets as a critical audit matter because of the material net deferred tax assets and history of recorded losses before income taxes for the U.S. jurisdiction.  These factors required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s determination of whether it is more likely than not that the net deferred tax assets will be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess management’s assertion that it is more likely than not that the net deferred tax assets will be realized included the following, among others:

●	We tested the effectiveness of the control over the valuation of deferred tax assets, including management’s projections of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

●	With the assistance of our income tax specialists, we considered the appropriateness of the sources of projected future taxable income.

●	We evaluated the reasonableness of management’s estimates of projected future taxable income by comparing the estimates to historical losses generated by the U.S. jurisdiction which were adjusted for income and expenses that were not considered to be reflective of future earnings.

●	We evaluated whether the projected future taxable income and identification of income and expenses used to adjust historical losses were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Indianapolis, IN

November 18, 2021

We have served as the Company's auditor since fiscal year 1998.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,238	$47,726
Accounts receivable, less allowance for doubtful accounts of $545 and $553 at September 30, 2020 and September 30, 2021, respectively	51,118	57,964
Inventories	246,124	248,495
Income taxes receivable	3,770	1,292
Other current assets	3,285	6,129
Total current assets	351,535	361,606
Property, plant and equipment, net	159,819	147,248
Deferred income taxes	30,551	16,397
Other assets	8,974	10,829
Goodwill	4,789	4,789
Other intangible assets, net	5,056	5,586
Total assets	$560,724	$546,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,555	$47,680
Accrued expenses	14,757	20,100
Income taxes payable	—	379
Accrued pension and postretirement benefits	3,403	3,554
Deferred revenue—current portion	2,500	2,500
Total current liabilities	38,215	74,213
Long-term obligations (less current portion)	8,509	8,301
Deferred revenue (less current portion)	12,829	10,329
Deferred income taxes	2,131	3,459
Operating lease liabilities	1,719	664
Accrued pension benefits (less current portion)	105,788	26,663
Accrued postretirement benefits (less current portion)	90,032	79,505
Total liabilities	259,223	203,134
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,681,280 and 12,757,778 shares issued and 12,622,371 and 12,562,140 shares outstanding at September 30, 2020 and September 30, 2021, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	257,583	262,057
Accumulated earnings	120,943	101,015
Treasury stock, 58,909 shares at September 30, 2020 and 195,638 shares at September 30, 2021	(2,437)	(7,423)
Accumulated other comprehensive loss	(74,601)	(12,341)
Total stockholders’ equity	301,501	343,321
Total liabilities and stockholders’ equity	$560,724	$546,455

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2019	2020	2021
Net revenues	$490,215	$380,530	$337,661
Cost of sales	424,712	335,898	297,931
Gross profit	65,503	44,632	39,730
Selling, general and administrative expense	44,195	40,307	43,470
Research and technical expense	3,592	3,713	3,403
Operating income (loss)	17,716	612	(7,143)
Nonoperating retirement benefit expense	3,446	6,822	1,470
Interest income	(86)	(44)	(16)
Interest expense	986	1,332	1,186
Income (loss) before income taxes	13,370	(7,498)	(9,783)
Provision for (benefit from) income taxes	3,625	(1,020)	(1,100)
Net income (loss)	$9,745	$(6,478)	$(8,683)
Net income (loss) per share:
Basic	$0.78	$(0.53)	$(0.71)
Diluted	$0.78	$(0.53)	$(0.71)
Weighted Average Common Shares Outstanding
Basic	12,445	12,471	12,500
Diluted	12,481	12,471	12,500

Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2019	2020	2021
Net income (loss)	$9,745	$(6,478)	$(8,683)
Other comprehensive income (loss), net of tax:
Pension and postretirement	(34,453)	15,630	59,006
Foreign currency translation adjustment	(3,620)	3,690	3,254
Other comprehensive income (loss)	(38,073)	19,320	62,260
Comprehensive income (loss)	$(28,328)	$12,842	$53,577

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance October 1, 2018	12,504,478	$13	$251,053	$126,588	$(1,869)	$(42,565)	$333,220
Net income (loss)				9,745			9,745
Dividends paid ($0.88 per share)				(11,037)			(11,037)
Other comprehensive income (loss)						(38,073)	(38,073)
Exercise of stock options	12,084		215				215
Issue restricted stock (less forfeitures)	8,294						—
Purchase of treasury stock	(11,356)				(370)		(370)
Stock compensation			2,575				2,575
Balance September 30, 2019	12,513,500	$13	$253,843	$125,296	$(2,239)	$(80,638)	$296,275
Net income (loss)				(6,478)			(6,478)
Dividends paid ($0.88 per share)				(11,158)			(11,158)
Other comprehensive income (loss)						19,320	19,320
Exercise of stock options	12,400		422				422
Reclass due to adoption of ASU 2018-02				13,283		(13,283)	—
Issue restricted stock (less forfeitures)	101,911						—
Purchase of treasury stock	(5,440)				(198)		(198)
Stock compensation			3,318				3,318
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(8,683)			(8,683)
Dividends paid and accrued ($0.88 per share)				(11,245)			(11,245)
Other comprehensive income (loss)						62,260	62,260
Issue restricted stock (less forfeitures)	76,498						—
Purchase of treasury stock	(136,729)				(4,986)		(4,986)
Stock compensation			4,474				4,474
Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2019	2020	2021
Cash flows from operating activities:
Net income (loss)	$9,745	$(6,478)	$(8,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	18,871	19,422	19,100
Amortization	255	228	467
Pension and post-retirement expense - U.S. and U.K.	8,819	13,624	8,100
Change in long-term obligations	316	97	9
Stock compensation expense	2,575	3,318	4,474
Deferred revenue	(2,500)	(2,500)	(2,500)
Deferred income taxes	1,872	(1,219)	(2,436)
Loss on disposition of property	138	30	173
Change in assets and liabilities:
Accounts receivable	(5,002)	26,713	(6,159)
Inventories	11,702	15,283	(777)
Other assets	(1,080)	567	(4,926)
Accounts payable and accrued expenses	(204)	(21,196)	33,869
Income taxes	5,534	(2,028)	2,859
Accrued pension and postretirement benefits	(7,994)	(9,664)	(20,305)
Net cash provided by (used in) operating activities	43,047	36,197	23,265
Cash flows from investing activities:
Additions to property, plant and equipment	(10,041)	(9,374)	(5,949)
Net cash provided by (used in) investing activities	(10,041)	(9,374)	(5,949)
Cash flows from financing activities:
Revolving credit facility borrowings	16,600	30,000	—
Revolving credit facility repayments	(16,600)	(30,000)	—
Dividends paid	(11,011)	(11,058)	(11,175)
Proceeds from exercise of stock options	215	422	—
Payment for purchase of treasury stock	(370)	(198)	(4,986)
Payment for debt issuance cost	—	—	(997)
Payments on long-term obligations	(150)	(297)	(285)
Net cash provided by (used in) financing activities	(11,316)	(11,131)	(17,443)
Effect of exchange rates on cash	(454)	508	615
Increase (decrease) in cash and cash equivalents:	21,236	16,200	488
Cash and cash equivalents:
Beginning of period	9,802	31,038	47,238
End of period	$31,038	$47,238	$47,726
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$928	$1,242	$855
Income taxes paid (refunded), net	$(3,650)	$2,255	$(1,580)
Capital expenditures incurred, but not yet paid	$490	$75	$666
Dividends declared but not yet paid	$26	$139	$210

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

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the full year of fiscal 2021 and could continue to materially affect the Company’s financial condition and results of operations. In particular, the pandemic negatively impacted the aerospace supply chain. The Company has, during this time period, accepted, with select aerospace customers, requests to delay the shipment of orders and in some cases cancellations. Markets other than aerospace have also been depressed with uncertainty and tight cash management impacting customer ordering patterns. The Company has taken significant actions to position itself to manage through the current market disruption caused by COVID-19.

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

The Company has goodwill, trademarks, customer relationships and other intangibles as of September 30, 2021. As the customer relationships have a definite life, they are amortized over fifteen years. The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist. If the carrying value of the trademarks exceeds the fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the years ended September 30, 2019, 2020 or 2021 because the fair value exceeded the carrying values.

During fiscal 2019, 2020 and 2021, there were no changes in the carrying amount of goodwill.

Amortization of the customer relationships and other intangibles was $255, $228 and $467 for the years ended September 30, 2019, 2020 and 2021, respectively. The following represents a summary of intangible assets at September 30, 2020 and 2021:

	Gross	Accumulated	Carrying
September 30, 2020	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(858)	1,242
Other	291	(277)	14
	$6,191	$(1,135)	$5,056

	Gross	Accumulated	Carrying
September 30, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(995)	1,105
Other	997	(316)	681
	$6,897	$(1,311)	$5,586

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2022	$465
2023	462
2024	142
2025	123
2026	120
Thereafter	474

G.	Property, Plant and Equipment

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

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized during the years ended September 30, 2019, 2020 or 2021.

H.	Environmental Remediation

When it is probable that a liability has been incurred or an asset of the Company has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration the expected costs of post-closure monitoring based on historical experience.   Amounts accrued for post-closure monitoring are presented in Note 19, Long-term Obligations.

I.	Pension and Postretirement Benefits

The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (401(k)). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in the plan. Effective January 1, 2007, a plan amendment of the postretirement medical plan caps the Company’s liability related to retiree health care costs at $5,000 annually. Effective October 1, 2009, the U.S. postretirement plan was closed for all non-union employees.

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

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in selling, general and administrative expense. The Company has entered into foreign currency forward contracts (See Note 21, Foreign Currency Forward Contracts) with the purpose to reduce income statement volatility resulting from transaction gains and losses.

K.	Research and Technical Costs

Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the fiscal years ended September 30, 2019, 2020 and 2021 were $3,592, $3,713 and $3,403, respectively.

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

As described in Note 12, the Company has incentive compensation plans that provide for the issuance of restricted stock, restricted stock units, performance shares, stock options and stock appreciation rights to key employees and non-employee directors.  To date, the Company has only issued restricted stock, performance shares and stock options.  The stock-based compensation grants typically have a vesting period before the employee can take receipt of the stock or becomes eligible to exercises stock options.  Employees earn and receive dividends from the restricted stock during this vesting period and accumulated dividends related to performance shares are paid to the employees at the time that the shares are received by the employee after the end of the vesting period.  The Company recognizes compensation expense under the fair-value based method as a component of operating expenses.

N.	Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2020 and 2021, the Company had no foreign currency exchange contracts outstanding. To date, all foreign currency contracts have been settled prior to the end of the month in which they were initiated.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2021, and periodically throughout the year, the Company has maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

During 2019, 2020 and 2021, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses amounted to $530, $139 and $74 in fiscal 2019, 2020 and 2021, respectively, and were within management’s expectations.  The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2019	2020	2021
Numerator: Basic and Diluted
Net income (loss)	$9,745	$(6,478)	$(8,683)
Dividends	(11,037)	(11,158)	(11,245)
Undistributed income (loss)	(1,292)	(17,636)	(19,928)
Percentage allocated to common shares (a)	100.0%	100.0%	100.0%
Undistributed income (loss) allocated to common shares	(1,292)	(17,636)	(19,928)
Dividends paid on common shares outstanding	10,987	11,071	11,098
Net income (loss) available to common shares	9,695	(6,565)	(8,830)
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,445,212	12,470,664	12,499,609
Adjustment for dilutive potential common shares	35,696	—	—
Weighted average shares outstanding - Diluted	12,480,908	12,470,664	12,499,609

Basic net income (loss) per share	$0.78	$(0.53)	$(0.71)
Diluted net income (loss) per share	$0.78	$(0.53)	$(0.71)

Number of stock option shares excluded as their effect would be anti-dilutive	371,151	285,699	385,548
Number of restricted stock shares excluded as their effect would be anti-dilutive	—	96,999	165,794
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	—	34,498	30,529
Number of performance share awards excluded as their effect would be anti-dilutive	—	47,195	76,266

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,445,212	12,470,664	12,499,609
Unvested participating shares	—	—	—
	12,445,212	12,470,664	12,499,609

Q.	Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  This new guidance requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new lease accounting requirements are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the provisions of ASU 2016-02 on October 1, 2019 using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  The Company’s right-of-use assets (“ROU”) and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments.  ROU assets are included in Other assets, and the related lease obligation is included in Operating lease liabilities on the consolidated balance sheets.  The adoption of the standard had no material impact on the Consolidated Financial Statements.

The Company elected the package of practical expedients included in this guidance which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases.  The Company has elected the practical expedient to not separate lease components from non-lease components for all asset classes.  The Company will recognize lease expense for operating leases in the consolidated statements of operations on a straight-line basis over the lease term.  The Company also made a policy election to not recognize ROU asset and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes.  Leases with the option to extend their term are reflected in the lease term when it is reasonably certain that the Company will exercise such options.  The Company has expanded the disclosure of operating leases included in Note 20 Leases.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  This new guidance removes and modifies disclosure requirements on fair value statements.  This update is effective for fiscal years beginning after December 15, 2019.  The Company adopted this guidance on October 1, 2020.  This guidance did not have a material impact on the disclosures in the Notes to Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology.  The new current expected credit loss (CECL) methodology does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss.  This update is effective for fiscal years beginning after December 15, 2019.  The Company adopted this standard on October 1, 2020.  This standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3.  Revenues from Contracts with Customers

The Company applies a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation.  The Company’s revenue from contracts with customers is generated primarily from providing high-performance alloys, manufactured to the specifications of its customers, along with conversion services to certain customers.

Performance Obligations

Revenue is recognized when performance obligations under the terms of contracts with the customer are satisfied, which occurs when control of the goods and services has been transferred to the customer.  This predominately occurs upon shipment or delivery of the product or when the service is performed.

The Company may occasionally have customer agreements involving production and shipment of goods that would require revenue to be recognized over time due to there being no alternative use for the product without significant economic loss and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  As of September 30, 2020 and September 30, 2021, the Company did not have any customer agreements that would require revenue to be recorded over time.

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

Contract Balances

As of September 30, 2020 and September 30, 2021, accounts receivable with customers were $51,663 and $58,517, respectively.  Allowance for doubtful accounts as of September 30, 2020 and September 30, 2021 were $545 and $553, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the consolidated balance sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2020 and September 30, 2021, no contract liabilities have been recorded except for $15,329 and $12,829, respectively, for the TIMET agreement and $1,200 and $1,060 for accrued product returns, respectively.

Practical Expedients

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.  Aside from the TIMET agreement, the Company does not have any remaining performance obligations in excess of one year or contracts that it does not have the right to invoice as of September 30, 2021.  The Company does not adjust for the time value of money as the majority of its contracts have an original expected duration of one year or less; contracts that are greater than one year are related to net revenues that are constrained until the subsequent sales occur.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the fiscal years ended September 30, 2019, 2020 and 2021.

	Year Ended
	September 30,
	2019	2020	2021
Net revenues (dollars in thousands)
Aerospace	$258,104	$191,980	$128,072
Chemical processing	89,651	63,170	63,147
Industrial gas turbine	59,430	56,576	66,772
Other markets	57,946	45,099	58,090
Total product revenue	465,131	356,825	316,081
Other revenue	25,084	23,705	21,580
Net revenues	$490,215	$380,530	$337,661

See Note 14 for revenue disaggregated by geography and product group.

Note 4.  Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out (“FIFO”) method. The following is a summary of the major classes of inventories:

	September 30,	September 30,
	2020	2021
Raw Materials	$22,163	$22,711
Work-in-process	110,717	138,609
Finished Goods	111,744	85,797
Other	1,500	1,378
	$246,124	$248,495

Note 5.  Property, Plant and Equipment

The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2020	2021
Land and land improvements	$10,066	$10,266
Buildings and improvements	46,135	46,241
Machinery and equipment	301,496	306,161
Construction in process	2,705	3,344
	360,402	366,012
Less accumulated depreciation	(200,583)	(218,764)
	$159,819	$147,248

As of September 30, 2020 and 2021, the Company had $138 and $145, respectively, of assets under a finance lease for equipment related to the service center operation in Shanghai, China.  Additionally, the Company had $6,640 and

$6,073 of assets under finance leases for two buildings at the LaPorte, Indiana service center as of September 30, 2020 and 2021, respectively.

Note 6.  Accrued Expenses

The following is a summary of the major classes of accrued expenses:

	September 30,
	2020	2021
Employee compensation	$8,826	$9,424
Taxes, other than income taxes	2,798	2,798
Accrued product returns	1,200	1,060
Utilities	714	1,000
Professional fees	464	836
Finance lease obligation, current	195	228
Employee termination liabilities	59	—
Management incentive compensation	—	3,411
Other	501	1,343
	$14,757	$20,100

Note 7.  Income Taxes

The components of income (loss) before provision for income taxes and the provision for income taxes are as follows:

	Year Ended September 30,
	2019	2020	2021
Income (loss) before income taxes:
U.S.	$790	$(9,831)	$(11,417)
Foreign	12,580	2,333	1,634
Total	$13,370	$(7,498)	$(9,783)
Provision for (benefit from) income taxes:
Current:
U.S. Federal	$(267)	$(371)	$741
Foreign	2,259	541	349
State	2	29	228
Total	1,994	199	1,318
Deferred:
U.S. Federal	1,423	(2,266)	(2,986)
Foreign	132	56	470
State	62	(810)	(317)
Valuation allowance	14	1,801	415
Total	1,631	(1,219)	(2,418)
Total provision for (benefit from) income taxes	$3,625	$(1,020)	$(1,100)

The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2019	2020	2021
Statutory federal tax rate	21.00%	21.00%	21.00%
Tax provision for income taxes at the statutory rate	$2,808	$(1,575)	$(2,054)
Foreign tax rate differentials	(157)	107	(59)
Provision for state taxes, net of federal taxes	247	(145)	(84)
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	486	(289)	198
Tax credits	(499)	(1,058)	(691)
Federal and state tax rate change impact on deferred tax asset	314	(60)	790
Change in valuation allowance	14	1,801	415
Stock compensation	655	24	138
Other, net	(243)	175	247
Provision for (benefit from) income taxes at effective tax rate	$3,625	$(1,020)	$(1,100)
Effective tax rate	27.1%	13.6%	11.2%

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

During fiscal 2021, the Company’s effective tax rate was lower than the federal statutory rate primarily due to an increase in the UK tax rate and decreases in the state tax rates and apportionment, both of which resulted in a decrease in net deferred tax assets.

Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2020	2021
Deferred tax assets:
Pension and postretirement benefits	$44,626	$22,318
TIMET Agreement	3,585	2,976
Inventories	2,350	1,498
Accrued compensation and benefits	1,474	2,034
Accrued expenses and other	3,703	3,376
Tax attributes	4,892	11,638
Other assets	404	299
Valuation allowance	(3,476)	(3,891)
Total deferred tax assets	$57,558	$40,248
Deferred tax liabilities:
Property, plant and equipment, net	$(27,434)	$(25,669)
Intangible and other	(1,186)	(1,296)
Other liabilities	(518)	(345)
Total deferred tax liabilities	$(29,138)	$(27,310)

Net deferred tax assets (liabilities)	$28,420	$12,938

As of September 30, 2021, the Company had U.S. and state tax net operating loss carryforwards of $21,048 and $23,728, respectively, tax credits of $5,895 and foreign net operating loss carryforwards of $3,010. These U.S. losses may be carried forward indefinitely.  The other tax attributes begin to expire in 2026, 2022, and 2024, respectively.  The

Company has recorded a valuation allowance against the foreign net operating loss carryforwards of $742 and federal and state tax credits of $3,149 because management does not believe that it is more likely than not that the amounts will be realized.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $70,949 at September 30, 2021. The Company considers most of those earnings reinvested indefinitely and, accordingly, aside from the one-time transition tax associated with the Tax Cuts and Jobs Act, no additional provision for U.S. income taxes has been provided. If such funds were to be repatriated, there could be minor currency gain/loss that would be subject to tax and any distribution could also be subject to applicable non-U.S. income and withholding taxes.

As of September 30, 2021, the Company is open to examination in the U.S. for the 2017 through 2021 tax years and in various foreign jurisdictions from 2016 through 2021. The Company is also open to examination in various states in the U.S., none of which were individually material.

As of September 30, 2020 and 2021, the Company had no uncertain tax positions.

Note 8.  Debt

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company and Wells Fargo Capital Finance, LLC with certain other lenders.  As of September 30, 2021, the Credit Agreement had a zero balance. The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).    Effective October 25, 2021, the Credit Agreement will replace LIBOR with SOFR as the financial services industry and market participants are transitioning away from interbank offering rates.

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

The Company’s U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 1,700 Pounds Sterling

($2,285), all of which was available on September 30, 2021. The Company’s French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 240 Euro ($278), all of which was available on September 30, 2021.  The Company’s Swiss subsidiary (Haynes International AG) has an overdraft banking facility of 1,000 Swiss Francs ($1,068), all of which was available on September 30, 2021.

Note 9.  Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (401(k)) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). The Company contributes an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for these groups. Expenses associated with this plan for the years ended September 30, 2019, 2020 and 2021 totaled $1,940, $1,950 and $1,748, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2019, 2020 and 2021.

Defined Benefit Plans

The Company has non-contributory defined benefit pension plans which cover certain employees in the U.S. and the U.K.

Benefits provided under the Company’s U.S. defined benefit pension plan are based on years of service and the employee’s final compensation. The Company’s funding policy is to contribute annually an amount deductible for federal income tax purposes based upon an actuarial cost method using actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.  In fiscal 2021, the Company accelerated funding as part of its capital allocation strategy and plans to continue to accelerate funding in fiscal 2022 and possibly in fiscal 2023 if needed as it strives to achieve a zero net liability.

The Company has non-qualified pensions for a few former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2019, 2020 and 2021 was $98, $57 and $37, respectively. Accrued liabilities in the amount of $681 and $623 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2020 and 2021, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Certain employees, depending on date of hire, become eligible for health care, and substantially all employees become eligible for life insurance, if they reach normal retirement age while working for the Company.  The Company’s liability related to total retiree health care costs is limited to $5,000 annually.

The Company made contributions of $4,500, $6,000, and $21,000 to fund its domestic Company-sponsored pension plan for the years ended September 30, 2019, 2020 and 2021, respectively. The Company’s U.K. subsidiary made contributions of $737, $517 and $0 for the years ended September 30, 2019, 2020 and 2021, respectively, to the U.K. pension plan.

The Company uses a September 30 measurement date for its plans. The status of employee pension benefit plans and other postretirement benefit plans is summarized below:

	Defined Benefit		Postretirement
	Pension Plans		Health Care Benefits
	Year Ended		Year Ended
	September 30,		September 30,
	2020	2021	2020	2021
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$321,478	$345,390	$113,834	$93,339
Service cost	5,546	5,795	1,416	1,095
Interest cost	8,866	7,481	3,493	2,292
Actuarial (gains) losses	24,183	(27,225)	(22,564)	(10,943)
Benefits paid	(13,676)	(14,965)	(2,840)	(2,819)
Administrative expenses	(1,007)	(1,010)	—	—
Projected benefit obligation at end of year	$345,390	$315,466	$93,339	$82,964
Change in Plan Assets:
Fair value of plan assets at beginning of year	$225,917	$245,546	$—	$—
Actual return on assets	27,795	47,132	—	—
Employer contributions	6,517	21,000	2,840	2,819
Benefits paid	(13,676)	(14,965)	(2,840)	(2,819)
Administrative expenses	(1,007)	(1,010)	—	—
Fair value of plan assets at end of year	$245,546	$297,703	$—	$—
Funded Status of Plan:
Unfunded status	$(99,844)	$(17,763)	$(93,339)	$(82,964)

The actuarial loss incurred during the fiscal year ended September 30, 2020 for the Defined Benefit Pension Plan was primarily driven from a decrease in the discount rate applied against future expected benefit payments which resulted in an increase in the defined benefit obligation.  The actuarial gain incurred during the fiscal year ended September 30, 2021 for the Defined Benefit Pension Plan was driven by higher returns on pension assets than were expected and an increase in the discount rate which resulted in an increase in pension assets and a decrease in the defined benefit obligation.  Conversely, the actuarial gains incurred during the fiscal year ended September 30, 2020 and 2021 for the Postretirement Health Care Plan was primarily driven by reductions in healthcare costs incurred over the past three years.

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement		Non-Qualified		All Plans
	Pension Plans		Health Care Benefits		Pension Plans		Combined
	September 30,		September 30,		September 30,		September 30,
	2020	2021	2020	2021	2020	2021	2020	2021
Accrued pension and postretirement benefits:
Current	$—	$—	$(3,307)	$(3,459)	$(96)	$(95)	$(3,403)	$(3,554)
Non-current	(99,844)	(17,763)	(90,032)	(79,505)	(585)	(528)	(190,461)	(97,796)
Accrued pension and postretirement benefits	$(99,844)	$(17,763)	$(93,339)	$(82,964)	$(681)	$(623)	$(193,864)	$(101,350)
Accumulated other comprehensive loss:
Net loss	84,873	19,150	239	(10,704)	—	—	85,112	8,446
Prior service cost	1,837	1,599	—	—	—	—	1,837	1,599
Total accumulated other comprehensive loss	$86,710	$20,749	$239	$(10,704)	$—	$—	$86,949	$10,045

The non-current portion of the defined benefit pension plan portion of accrued pension and postretirement benefits amounts to $99,844 and $17,763 in fiscal 2020 and 2021, respectively.  These amounts include the UK pension plan net pension asset of $5,359 and $8,372, respectively, which is included in Other assets on the consolidated balance sheets as well as the US pension plan accrued pension liability of $105,203 and $26,135, respectively, which are recorded in accrued pension benefit (less current portion) on the consolidated balance sheet.

The accumulated benefit obligation for the pension plans was $333,618 and $308,284 at September 30, 2020 and 2021, respectively.

The cost of the Company’s postretirement benefits is accrued over the years that employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2019	2020	2021
Service cost	$5,239	$5,546	$5,628
Interest cost	10,652	8,866	7,481
Expected return on assets	(14,907)	(15,061)	(16,356)
Amortization of prior service cost	228	228	239
Recognized actuarial loss	1,449	7,288	7,721
Net periodic cost	$2,661	$6,867	$4,713

	Postretirement
	Health Care Benefits
	Year Ended September 30,
	2019	2020	2021
Service cost	$318	$1,416	$1,095
Interest cost	4,353	3,493	2,292
Recognized actuarial loss	1,487	1,848	—
Net periodic cost	$6,158	$6,757	$3,387

Assumptions

A 5.0%annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0% annual rate of increase for ages over 65 were assumed for 2020 and 2021 and remained at 5.0% for the under 65 and over 65 age groups in the years thereafter.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2020 and 2021 were determined based on the following assumptions:

	September 30,	September 30,
	2020	2021
Discount rate (postretirement health care)	2.50%	2.75%
Discount rate (U.S. pension plan)	2.25%	2.63%
Discount rate (U.K. pension plan)	1.50%	2.00%
Rate of compensation increase (U.S. pension plan only)	2.50%	2.50%

The net periodic pension and postretirement health care benefit costs for the plans were determined using the following assumptions:

	Defined Benefit
	Pension and
	Postretirement Health
	Care Plans
	Year Ended
	September 30,
	2019	2020	2021
Discount rate (postretirement health care plan)	4.13%	3.13%	2.50%
Discount rate (U.S. pension plan)	4.00%	2.88%	2.25%
Discount rate (U.K. pension plan)	2.80%	1.70%	1.50%
Expected return on plan assets (U.S. pension plan)	7.25%	7.25%	7.25%
Expected return on plan assets (U.K. pension plan)	3.20%	2.20%	2.00%
Rate of compensation increase (U.S. pension plan only)	2.50%	2.50%	2.50%

Plan Assets and Investment Strategy

The Company’s pension plan assets by level within the fair value hierarchy at September 30, 2020 and 2021, are presented in the table below. The pension plan assets were accounted for at fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Investments in U.S and International equities, and Fixed Income are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund, and individual fixed income securities which consists of Level 1 and Level 2 assets.  During fiscal 2021, the Company transitioned its investment in fixed income securities out of common collective funds to a diversified portfolio of bonds that more closely match the duration and risk of the projected benefit obligation.  As of September 30, 2021, the fixed income portfolio consisted of 257 issuances of fixed income securities from 210 issuers.  For more information on a description of the fair value hierarchy, see Note 17.

	September 30, 2020
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. common stock mutual funds	$—	$—	$74,224	$74,224
Common /collective funds
Bonds	—	—	89,426	89,426
U.S. common stock	—	—	33,088	33,088
International equity	—	—	26,828	26,828
Total U.S.	$—	$—	$223,566	$223,566
U.K. Plan Assets:
Equities	$—	$—	$6,594	$6,594
Bonds	—	—	12,529	12,529
Other	—	—	2,857	2,857
Total U.K.	$—	$—	$21,980	$21,980
Total pension plan assets	$—	$—	$245,546	$245,546

	September 30, 2021
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. corporate and government bonds	$23,654	$169,953	$—	$193,607
U.S. common stock mutual funds	—	$—	$44,743	$44,743
Common /collective funds
U.S. common stock	—	—	19,672	19,672
International equity	—	—	16,245	16,245
Total U.S.	$23,654	$169,953	$80,660	$274,267
U.K. Plan Assets:
Equities	$—	$—	$8,202	$8,202
Bonds	—	—	12,890	12,890
Other	—	—	2,344	2,344
Total U.K.	$—	$—	$23,436	$23,436
Total pension plan assets	$23,654	$169,953	$104,096	$297,703

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

It is the policy of the U.S. pension plan to invest assets with an allocation to equities as shown below based on a matrix which determines the allocation between equities and fixed income based on the funding percentage of the plan. The balance of the assets is maintained in fixed income investments, and in cash holdings, to the extent permitted by the plan documents.

Target asset classes as a percent of total assets as of September 30, 2021:

Asset Class	Target(1)
Equity	30%
Fixed Income	70%
Real Estate and Other	—%
(1)	The Company adjusts the target allocation based on the fair value of pension assets as a percentage of the projected pension obligation. In October 2021, the Company adjusted the target allocation to equity assets of 19% and fixed income assets of 81%. As a result of this change in allocation, the Company anticipates an expected long-term rate of return on plan assets of 5.25%

In choosing the assumption for the expected long-term rate of return on U.S. pension plan assets, the Company takes into account the plan’s target asset allocation as well as capital market assumptions relating to the asset classes. The Company believes that its assumption the long-term rate of return on plan assets is reasonable, and comparable to the asset return assumptions of other companies, given the target allocation of the plan assets. Note that over very long historical periods, the realized return on plan assets has met or exceeded the expected rate of return. Also note that in recognition of the variability of future market returns, it is reasonable to consider a modest range around the expected future return, and there exists the potential for the use of a lower, or higher, expected rates of return in the future.

The U.K. pension plan assets follow a more conservative investment objective due to the higher funding status of the plan.

Contributions and Benefit Payments

The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans and the U.K. pension plan in fiscal 2022.

Pension and postretirement health care benefits, which include expected future service, are expected to be paid out of the respective plans as follows:

		Postretirement
Fiscal Year Ending September 30	Pension	Health Care
2022	$15,712	$5,335
2023	16,090	5,584
2024	16,471	5,486
2025	16,749	5,445
2026	16,978	5,483
2027 - 2031 (in total)	86,154	27,238

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

As of September 30, 2021, the Company has accrued $566 for post-closure monitoring and maintenance activities, of which $496 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at September 30, 2021.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
2023	$68
2024	89
2025	67
2026	68
2027 and thereafter	204
$496

Note 11.  Stockholder’s Equity

Dividends

During fiscal years 2019, 2020, and 2021, the Company paid dividends of $11,011, $11,058 and $11,175, respectively.

Treasury Stock

Treasury stock activity for fiscal years 2019, 2020 and 2021 are as follows:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2019	2020	2021
Number of shares at beginning of year	42,113	53,469	58,909
Repurchases of common stock to satisfy employee payroll taxes	11,356	5,440	23,751
Repurchases of common stock from share repurchase plan	—	—	112,978
Number of shares at end of year	53,469	58,909	195,638

Share Repurchase Plan

On July 28, 2021, the Board of Directors authorized the use of up to $20 million of available cash to purchase shares of the Company's common stock through July 27, 2022.  The Board adopted the repurchase plan because it believes that repurchasing the Company’s stock at current market prices presents an attractive capital allocation strategy for the Company given the available options for the use of capital.  Under the share repurchase plan, the Company is authorized to repurchase outstanding shares of its common stock in the open market or in privately negotiated transactions pursuant to two separate agreements with a broker.  Under the first agreement, the timing and amount of share repurchases will be determined by a 10b5-1 trading plan, and the Company may purchase additional shares under the second agreement at management’s discretion (subject to all applicable laws) based upon its evaluation of market conditions and other factors, in compliance with Rule 10b-18.

In the fourth quarter of fiscal 2021, the Company repurchased 112,978 shares with an aggregate purchase price of $4,245, excluding commissions of $2, under the 10b5-1 agreement.  As of September 30, 2021, there is $15,755 remaining under the July 2021 authorization that is available to be repurchased.  The share repurchase plan may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the plan. The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

In addition to the above-mentioned share repurchase plan, the Company repurchased 23,751 shares with an aggregate purchase price of $741 in order to satisfy payroll taxes related to employee stock-based compensation plans.

Note 12.  Stock-based Compensation

Restricted Stock Plan

On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from the 2009 restricted stock plan, although awards remain outstanding thereunder.  On January 24, 2020, the Company adopted the 2020 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 250,000 shares of restricted stock, restricted stock units and performance shares may be granted in the aggregate under this plan.  Following the adoption of the 2020 Incentive Compensation Plan, the Company ceased granting awards from the 2016 Incentive Compensation Plan, although awards remain outstanding thereunder.

Grants of restricted stock are comprised of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time. Employees earn and receive dividends from the restricted stock during this vesting period.

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

The following table summarizes the activity under the 2016 restricted stock plan and the 2020 Incentive Compensation Plan with respect to restricted stock for the year ended September 30, 2021:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	141,680	$27.71
Granted	55,718	$22.64
Forfeited / Canceled	(500)	$26.99
Vested	(54,629)	$24.97
Unvested at September 30, 2021	142,269	$26.78
Expected to vest	142,269	$26.78

Compensation expense related to restricted stock for the years ended September 30, 2019, 2020 and 2021 was $631, $1,160, and $2,024, respectively. The remaining unrecognized compensation expense related to restricted stock at September 30, 2021 was $1,484, to be recognized over a weighted average period of 0.96 years. During fiscal 2021, the Company repurchased 23,751 shares of stock from employees at an average purchase price of $31.20 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  Beginning in fiscal 2018, the Company has granted shares of restricted stock from the 2016 and 2020 Incentive Compensation Plans with respect to which elections have been made by certain individuals to defer receipt to a future period.  Such shares vest in accordance with the parameters of the 2016 and 2020 Incentive Compensation Plans, however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares will also be forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to deferred restricted stock for the year ended September 30, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2020	5,152	$31.78
Granted	7,398	$22.64
Vested and deferred	(5,152)	$31.78
Unvested and deferred at September 30, 2021	7,398	$22.64
Vested and deferred at September 30, 2021	21,435	$31.97

Compensation expense related to deferred restricted stock for the year ended September 30, 2019, 2020 and 2021 was $442, $271 and $188, respectively.  The remaining unrecognized compensation expense related to restricted stock at September 30, 2021 was $28, to be recognized over a weighted average period of 0.17 years.

Performance Shares

In November 2019, the Company granted to certain employees, target numbers of performance shares under the 2016 Incentive Compensation Plan.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until the end of the performance period.   Performance shares earned will depend on the calculated total shareholder return of the Company at the end of the three-year period commencing from the beginning of the fiscal year in which the award was granted as compared to the total shareholder return of the Company’s peer group, as defined by the Compensation Committee for this purpose.  The fair value of the performance shares is estimated as of the date of the grant using a Monte Carlo simulation model.

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the twelve months ended September 30, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2020	61,362	$43.22
Granted	39,031	$28.23
Vested	(13,200)	$38.43
Unvested at September 30, 2021	87,193	$37.24

Compensation expense related to the performance shares for the years ended September 30, 2019, 2020 and 2021 was $738, $849 and $1,082, respectively.  The remaining unrecognized compensation expense related to performance shares at September 30, 2021 was $1,150, to be recognized over a weighted average period of 1.51 years.

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

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant. The following assumptions were used for grants during fiscal 2019, 2020 and 2021:

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

The stock-based employee compensation expense for stock options for the years ended September 30, 2019, 2020 and 2021 was $764, $1,038 and $1,180, respectively. The remaining unrecognized compensation expense at September 30, 2021 was $1,193, to be recognized over a weighted average vesting period of 1.01 years.

The following table summarizes the activity under the stock option plans for the year ended September 30, 2021:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2020	561,457		$37.97
Granted	149,519		$22.64
Canceled	(8,400)		$40.26
Outstanding at September 30, 2021	702,576	$3,209	$34.68	6.81	yrs.
Vested or expected to vest	638,826	$2,910	$34.68	4.88	yrs.
Exercisable at September 30, 2021	413,584	$743	$38.85	5.63	yrs.

Note 13.  Quarterly Data (unaudited)

The unaudited quarterly results of operations of the Company for the years ended September 30, 2020 and 2021 are as follows:

	2020
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$108,453	$111,563	$80,576	$79,938
Gross profit	18,743	19,296	2,639	3,954
Gross profit percentage of net revenues	17.3%	17.3%	3.3%	4.9%
Net income (loss)	3,268	4,068	(8,097)	(5,717)
Net income (loss) per share:
Basic	$ 0.26	$ 0.32	($ 0.65)	($ 0.46)
Diluted	$ 0.26	$ 0.32	($ 0.65)	($ 0.46)

	2021
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$72,177	$82,063	$88,143	$95,278
Gross profit	987	8,385	13,658	16,700
Gross profit percentage of net revenues	1.4%	10.2%	15.5%	17.5%
Net income (loss)	(8,027)	(3,632)	422	2,554
Net income (loss) per share:
Basic	($ 0.65)	($ 0.29)	$ 0.03	$ 0.20
Diluted	($ 0.65)	($ 0.29)	$ 0.03	$ 0.20

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

	Year Ended September 30,
	2019	2020	2021
Net Revenue by Geography:
United States	$300,728	$230,764	$179,127
Europe	119,246	91,480	85,555
China	24,329	17,398	30,668
Other	45,912	40,888	42,311
Net Revenues	$490,215	$380,530	$337,661
Net Revenue by Product Group:
High-temperature resistant alloys	$392,172	$308,229	$253,246
Corrosive-resistant alloys	98,043	72,301	84,415
Net revenues	$490,215	$380,530	$337,661

	September 30,
	2020	2021
Long-lived Assets by Geography
United States	$152,915	$140,263
Europe	6,754	6,834
China	150	151
Total long-lived assets	$159,819	$147,248

Note 15.  Valuation and Qualifying Accounts

	Balance at	Charges		Balance at
	Beginning	(credits) to		End of
	of Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivables:
September 30, 2019	1,130	530	(1,219)	441
September 30, 2020	441	139	(35)	545
September 30, 2021	545	74	(66)	553
(1)	Uncollectible accounts written off net of recoveries.

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

Fixed income securities are held as individual bonds and are valued as either level 1 assets as they are quoted in active markets or level 2 assets.  U.S and International equities, and Other Investments held in the Company’s pension plan are held as individual bonds or in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments are not classified in the fair value hierarchy in accordance with guidance included in ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

The fair value of Cash and Cash Equivalents is determined using Level 1 information.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and 2021:

	September 30, 2020 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$—	$—	$—	$245,546	$245,546
Total fair value	$—	$—	$—	$245,546	$245,546

	September 30, 2021 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$23,654	$169,953	$—	$104,096	$297,703
Total fair value	$23,654	$169,953	$—	$104,096	$297,703

The Company had no other financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2020 or 2021.

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

Comprehensive Income (Loss)

	Year Ended September 30,
	2019			2020			2021
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$9,745			$(6,478)			$(8,683)
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$(48,052)	11,266	(36,786)	$11,121	(2,381)	8,740	$68,941	(16,044)	52,897
Amortization of prior service cost	228	(58)	170	228	(58)	170	228	(52)	176
Amortization of (gain) loss	2,935	(772)	2,163	9,129	(2,409)	6,720	7,735	(1,802)	5,933
Foreign currency translation adjustment	(3,620)	—	(3,620)	3,690	—	3,690	3,254	—	3,254
Other comprehensive income (loss)	$(48,509)	$10,436	(38,073)	$24,168	$(4,848)	19,320	$80,158	$(17,898)	62,260
Total comprehensive income (loss)			$(28,328)			$12,842			$53,577

Accumulated Other Comprehensive Income (Loss)

	Year Ended September 30, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2019	$(53,811)	$(13,316)	$(13,511)	$(80,638)
Other comprehensive income (loss) before reclassifications	(8,604)	17,344	3,690	12,430
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	228	—	—	228
Actuarial losses (1)	7,281	1,848	—	9,129
Tax benefit	(1,978)	(489)	—	(2,467)
Net current-period other comprehensive income (loss)	(3,073)	18,703	3,690	19,320
Reclass due to adoption of ASU 2018-02	(8,509)	(4,774)	—	(13,283)
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)

	Year Ended September 30, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	44,493	8,404	3,254	56,151
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	228	—	—	228
Actuarial losses (1)	7,735	—	—	7,735
Tax benefit	(1,854)	—	—	(1,854)
Net current-period other comprehensive income (loss)	50,602	8,404	3,254	62,260
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 19. Long-term Obligations

The following table sets for the components of Long-term obligations as of September 30, 2020 and 2021.

	September 30,	September 30,
	2020	2021
Finance lease obligations	$7,809	$7,613
Environmental post-closure monitoring and maintenance activities	602	566
Long-term disability	251	231
Deferred dividends	139	210
Less amounts due within one year	(292)	(319)
Long-term obligations (less current portion)	$8,509	$8,301

Note 20. Leases

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

Nature of the Leases

The Company has operating and finance leases for buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. Leasing arrangements require fixed payments and also include an amount that is probable will be owed under residual value guarantees, if applicable. Some lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is not reasonably certain not to exercise the option, respectively.  The leases have remaining terms of one to 15 years.

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

The following table sets forth the components of the Company’s lease cost for the year ended September 30, 2020 and 2021.

	September 30,	September 30,
	2020	2021
Finance lease cost:
Amortization of right of use asset	$430	$430
Interest on lease liabilities	825	806
Total finance lease cost	$1,255	$1,236

Operating lease cost	$1,402	$1,687

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	825	806
Operating cash flows from operating leases	1,402	1,687
Financing cash flows from finance leases	170	195
Total cash paid for amounts included in measurement of lease liabilities	$2,397	$2,688

Lease costs associated with short term leases are not material.

The following table sets forth the Company’s right of use assets and lease liabilities as of September 30, 2020 and 2021.

	September 30,	September 30,
	2020	2021
Finance lease assets (included in Property, plant and equipment, net)	$6,503	$6,218
Operating right of use lease assets (included in Other assets)	$1,718	$1,494

Finance lease liabilities
Accrued expenses	$195	$228
Long-term obligations (less current portion)	7,614	7,385
Total Finance lease liabilities	$7,809	$7,613
Operating lease liabilities	$1,718	$1,494

Operating lease payments due within one year are recorded in Accrued expenses on the Consolidated Balance Sheet.

	September 30,	September 30,
	2020	2021
Weighted average lease term (Years)
Finance leases	15.1	14.1
Operating leases	3.2	2.5
Weighted average discount rate
Finance leases	10.33%	10.32%
Operating leases	5.25%	5.25%

The following is a table of future minimum lease payments during each fiscal year under operating and finance leases and the present value of the net minimum lease payments as of September 30, 2021.

	Finance	Operating
Future minimum lease payments	Leases	Leases
2022	$1,012	$840
2023	1,024	435
2024	1,032	291
2025	1,037	72
2026	1,044	—
Thereafter	9,458	—
Total minimum lease payments	14,607	1,638
Less: amount representing interest	(6,994)	(144)
Present value of net minimum lease payments	$7,613	$1,494

Note 21. Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with the purpose of reducing income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contacts as hedges; therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2019, 2020 and 2021, there are no contracts that remain unsettled.  As a result, there is no impact to the balance sheet as of September 30, 2020 or September 30, 2021.  Foreign exchange contract gains and losses are recorded within Selling, General and Administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2019	2020	2021
Foreign currency transactional gain (loss)	$1,071	$(567)	$(42)
Foreign exchange forward contract gain (loss)	(1,638)	(273)	(532)
Net gain (loss) included in selling, general and administrative expense	$(567)	$(840)	$(574)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (2013). Based on the Company’s assessment, management has concluded that, as of September 30, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s effectiveness of internal control over financial reporting as of September 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Michael L. Shor President & Chief Executive Officer November 18, 2021	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 18, 2021

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the caption “Business—Executive Officers of the Company” in this Annual Report on Form 10-K, and under the captions “Election of Directors”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Corporate Governance Committee and Director Nominations”, “Corporate Governance—Board Committee Structure”, “Corporate Governance—Family Relationships” and “Corporate Governance—Independence of the Board of Directors and Committee Members” in the Proxy Statement to be issued in connection with the 2022 meeting of the Company’s stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

The information included under the captions “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance—Director Compensation Program” in the Proxy Statement to be issued in connection with the 2022 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement to be issued in connection with the 2022 meeting of the Company’s stockholders is incorporated herein by reference in response to this item. For additional information regarding the Company’s stock option plans, please see Note 12 in the Notes to Consolidated Financial Statements in this report.

Equity Compensation Plan Information

The following table provides information as of September 30, 2021 regarding shares of the Company’s common stock issuable pursuant to its stock option and restricted stock plans:

Number of securities
remaining available
for future
	Number of		issuance under
	securities to		equity
	be issued upon	Weighted-average	compensation
	exercise	exercise price of	plans (excluding
	of outstanding	outstanding	securities reflected
	options,	options,	in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders(1)	702,576	$34.68	287,434	(2)
(1)	For a description of the Company’s equity compensation plans, see Note 12 to the Consolidated Financial Statements in Item 8.
(2)	Includes (i) 200,481 shares of stock options or stock appreciation rights and (ii) 86,953 shares of restricted stock, restricted stock units, performance shares or performance units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Corporate Governance—Independence of Board of Directors and Committee Members” and under “Conflict of Interest and Related Party Transactions” in the Proxy Statement to be issued in connection with the 2022 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information included under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be issued in connection with the 2022 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

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

10.5	Summary of 2020 Management Incentive Plan and Deferred Compensation Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed November 22, 2019).
10.6

Amendment No.1 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2011).

10.7

Amendment No. 2 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended March 31, 2013).

10.8

Amendment No. 3 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.01 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2014).

10.9

Amendment No. 4 to the Haynes International, Inc. 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.02 to the Haynes International, Inc. Form 10-Q for the fiscal quarter ended December 31, 2014).

10.10	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 7, 2016).
10.11

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.12

Form of Performance Share Award Agreement between Haynes International, Inc. of certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.13

Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.14

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Form 10-K for the fiscal year ended September 30, 2017).

10.15	Form of Indemnification Agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.24 the Haynes International Form 10K filed November 15, 2018).

Exhibit Number	Description
10.16

Executive Employment Agreement, effective as of September 1, 2018, by and between the Company and Michael L. Shor (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Form 10-K filed November 15, 2018).

10.17	Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Haynes International, Inc. Current Report on Form 8-K filed February 27, 2020).
10.18**	Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation.
10.19**	Form of Performance Share Award Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation.
10.20**	Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.
10.21**

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2016 Incentive Compensation Plan.

10.22

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

Haynes International, Inc.

By:	/s/ Michael L. Shor Michael L. Shor President and Chief Executive Officer Date: November 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Shor Michael L. Shor	President and Chief Executive Officer; Director (Principal Executive Officer)	November 18, 2021

/s/ Daniel W. Maudlin Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 18, 2021

/s/ David S. Van Bibber David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 18, 2021

/s/ Robert H. Getz Robert H. Getz	Chairman of the Board, Director	November 18, 2021

/s/ Donald C. Campion Donald C. Campion	Director	November 18, 2021

/s/ Dawne S. Hickton Dawne S. Hickton	Director	November 18, 2021

/s/ larry O. spencer Larry O. Spencer	Director	November 18, 2021