Form 10-Q
period 2021-12-31
HAYNES INTERNATIONAL INC
filed 2022-01-27
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of January 27, 2022, the registrant had 12,454,688 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,726	$14,262
Accounts receivable, less allowance for doubtful accounts of $553 and $605 at September 30, 2021 and December 31, 2021, respectively	57,964	56,861
Inventories	248,495	271,423
Income taxes receivable	1,292	1,645
Other current assets	6,129	4,866
Total current assets	361,606	349,057
Property, plant and equipment, net	147,248	146,154
Deferred income taxes	16,397	14,661
Other assets	10,829	10,480
Goodwill	4,789	4,789
Other intangible assets, net	5,586	5,468
Total assets	$546,455	$530,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,680	$39,809
Accrued expenses	20,100	14,744
Income taxes payable	379	417
Accrued pension and postretirement benefits	3,554	3,554
Revolving credit facilities	—	3,000
Deferred revenue—current portion	2,500	2,500
Total current liabilities	74,213	64,024
Long-term obligations (less current portion)	8,301	8,229
Deferred revenue (less current portion)	10,329	9,704
Deferred income taxes	3,459	3,448
Operating lease liabilities	664	486
Accrued pension benefits (less current portion)	26,663	24,675
Accrued postretirement benefits (less current portion)	79,505	79,834
Total liabilities	203,134	190,400
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,757,778 and 12,814,043 shares issued and 12,562,140 and 12,455,839 shares outstanding at September 30, 2021 and December 31, 2021, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	262,057	263,126
Accumulated earnings	101,015	102,865
Treasury stock, 195,638 shares at September 30, 2021 and 358,204 shares at December 31, 2021	(7,423)	(14,023)
Accumulated other comprehensive loss	(12,341)	(11,772)
Total stockholders’ equity	343,321	340,209
Total liabilities and stockholders’ equity	$546,455	$530,609

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2020	2021
Net revenues	$72,177	$99,430
Cost of sales	71,190	81,653
Gross profit	987	17,777
Selling, general and administrative expense	9,733	11,362
Research and technical expense	787	905
Operating income (loss)	(9,533)	5,510
Nonoperating retirement benefit expense (income)	359	(1,088)
Interest income	(4)	(8)
Interest expense	304	300
Income (loss) before income taxes	(10,192)	6,306
Provision for (benefit from) income taxes	(2,165)	1,647
Net income (loss)	$(8,027)	$4,659
Net income (loss) per share:
Basic	$(0.65)	$0.37
Diluted	$(0.65)	$0.37
Weighted Average Common Shares Outstanding
Basic	12,493	12,369
Diluted	12,493	12,587

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2020	2021
Net income (loss)	$(8,027)	$4,659
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,528	—
Foreign currency translation adjustment	4,850	569
Other comprehensive income (loss)	6,378	569
Comprehensive income (loss)	$(1,649)	$5,228

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended December 31, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(8,027)			(8,027)
Dividends paid and accrued ($0.22 per share)				(2,782)			(2,782)
Other comprehensive income (loss)						6,378	6,378
Issue restricted stock (less forfeitures)	55,718						—
Vesting of restricted stock	14,497						—
Purchase of treasury stock	(10,439)				(238)		(238)
Stock compensation			1,059				1,059
Balance December 31, 2020	12,682,147	$13	$258,642	$110,134	$(2,675)	$(68,223)	$297,891

	Three Months Ended December 31, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income (loss)				4,659			4,659
Dividends paid and accrued ($0.22 per share)				(2,809)			(2,809)
Other comprehensive income (loss)						569	569
Exercise of stock options	3,650		115				115
Issue restricted stock (less forfeitures)	31,704						—
Vesting of restricted stock	20,911						—
Purchase of treasury stock	(162,566)				(6,600)		(6,600)
Stock compensation			954				954
Balance December 31, 2021	12,455,839	$13	$263,126	$102,865	$(14,023)	$(11,772)	$340,209

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$(8,027)	$4,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,807	4,636
Amortization	116	118
Pension and post-retirement expense - U.S. and U.K.	2,040	550
Change in long-term obligations	7	(9)
Stock compensation expense	1,059	954
Deferred revenue	(625)	(625)
Deferred income taxes	(1,983)	1,678
Change in assets and liabilities:
Accounts receivable	11,684	1,176
Inventories	13,289	(22,655)
Other assets	(270)	1,429
Accounts payable and accrued expenses	(1,246)	(13,220)
Income taxes	(178)	(323)
Accrued pension and postretirement benefits	(2,220)	(2,202)
Net cash provided by (used in) operating activities	18,453	(23,834)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,127)	(3,335)
Net cash used in investing activities	(1,127)	(3,335)
Cash flows from financing activities:
Revolving credit facility borrowings	—	8,000
Revolving credit facility repayments	—	(5,000)
Dividends paid	(2,795)	(2,811)
Proceeds from exercise of stock options	—	115
Payment for purchase of treasury stock	(238)	(6,600)
Payment for debt issuance cost	(980)	—
Payments on long-term obligations	(67)	(58)
Net cash used in financing activities	(4,080)	(6,354)
Effect of exchange rates on cash	779	59
Increase (decrease) in cash and cash equivalents:	14,025	(33,464)
Cash and cash equivalents:
Beginning of period	47,238	47,726
End of period	$61,263	$14,262
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$223	$199
Income taxes paid (refunded), net	$(13)	$254
Capital expenditures incurred but not yet paid	$487	$775
Dividends declared but not yet paid	$126	$207

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022 or any other interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated.

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results during fiscal 2021 and to a much lesser extent in the first quarter of fiscal 2022 and could continue to have impacts on the Company’s financial condition and results of operations as the pandemic continues. In particular, the pandemic negatively impacted the aerospace supply chain, however, markets other than aerospace were also depressed, with uncertainty and tight cash management, which impacted customer ordering patterns over the previous year. The Company has taken significant actions to position itself to manage the emergence out of the market disruption caused by COVID-19 and fulfill the higher demand that has been added to backlog.

Note 2.  Recently Issued Accounting Standards

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2021 and December 31, 2021, accounts receivable with customers were $58,517 and $57,466, respectively. Allowance for doubtful accounts as of September 30, 2021 and December 31, 2021 were $553 and $605, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2021 and December 31, 2021, no contract liabilities have been recorded except for $12,829 and $12,204, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements and $1,060 and $950, respectively, for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three months ended December 31, 2020 and 2021.

	Three Months Ended
	December 31,
	2020	2021
Net revenues
Aerospace	$24,555	$48,455
Chemical processing	15,256	17,450
Industrial gas turbine	13,967	14,598
Other markets	12,779	14,487
Total product revenue	66,557	94,990
Other revenue	5,620	4,440
Net revenues	$72,177	$99,430

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2021	2021
Raw Materials	$22,711	$22,858
Work-in-process	138,609	165,557
Finished Goods	85,797	81,554
Other	1,378	1,454
	$248,495	$271,423

Note 5.  Income Taxes

Income tax expense (benefit) for the three months ended December 31, 2020 and 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended December 31, 2021 was 26.1% on $6,306 of income before income taxes compared to 21.2% on loss before income taxes of $(10,192) for the three months ended December 31, 2020.    Income tax expense in the first three months of fiscal 2022 was unfavorably impacted by an increase in the statutory tax rate in the United Kingdom as well as higher executive costs that are not deductible under Section 163m of the Internal Revenue Code.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2020 and 2021 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2020	2021	2020	2021
Service cost	$1,407	$1,182	$274	$456
Interest cost	1,808	1,923	573	559
Expected return	(3,978)	(3,561)	—	—
Amortizations	1,956	51	—	(60)
Net periodic benefit cost	$1,193	$(405)	$847	$955

The Company contributed $1,500 to Company-sponsored U.S. pension plans and $685 to its other post-retirement benefit plans for the three months ended December 31, 2021. The Company expects to make contributions of $4,500 to its U.S. pension plan and is considering an additional amount up to $15,000 as a part of the Company’s capital allocation strategy and $2,774 to its other post-retirement benefit plan for the remainder of fiscal 2022.

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

As of September 30, 2021 and December 31, 2021, the Company had accrued $566 for post-closure monitoring and maintenance activities, of which $496 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at December 31, 2021.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
2023	$68
2024	89
2025	67
2026	68
2027 and thereafter	204
$496

Note 8.  Deferred Revenue

On November 17, 2006, the Company entered into a twenty-year agreement to provide conversion services to Titanium Metals Corporation (TIMET) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have up to an additional ten million pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.  The agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25,000 and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract.  The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the contract for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the Consolidated Balance Sheet.

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles.  Customer relationships have a definite life and are amortized over a period of fifteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of December 31, 2021.

During the first three months of fiscal 2022, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $116 and $118 for the three-month periods ended December 31, 2020 and 2021, respectively.  The following represents a summary of intangible assets at September 30, 2021 and December 31, 2021.

	Gross	Accumulated	Carrying
September 30, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(995)	1,105
Other	997	(316)	681
	$6,897	$(1,311)	$5,586

	Gross	Accumulated	Carrying
December 31, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,029)	1,071
Other	997	(400)	597
	$6,897	$(1,429)	$5,468

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2022	$347
2023	462
2024	142
2025	123
2026	120
Thereafter	474

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2020	2021
Numerator: Basic and Diluted
Net income (loss)	$(8,027)	$4,659
Dividends paid and accrued	(2,782)	(2,809)
Undistributed income (loss)	(10,809)	1,850
Percentage allocated to common shares (a)	100.0%	98.9%
Undistributed income (loss) allocated to common shares	(10,809)	1,830
Dividends paid on common shares outstanding	2,744	2,779
Net income (loss) available to common shares	(8,065)	4,609
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,492,985	12,368,821
Adjustment for dilutive potential common shares	—	218,318
Weighted average shares outstanding - Diluted	12,492,985	12,587,139

Basic net income (loss) per share	$(0.65)	$0.37
Diluted net income (loss) per share	$(0.65)	$0.37

Number of stock option shares excluded as their effect would be anti-dilutive	358,346	236,861
Number of restricted stock shares excluded as their effect would be anti-dilutive	173,769	61,264
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	35,616	3,780
Number of performance share awards excluded as their effect would be anti-dilutive	64,467	55,008

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,492,985	12,368,821
Unvested participating shares	—	135,486
	12,492,985	12,504,307

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the three months ended December 31, 2021:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2021	142,269	$26.78
Granted	31,704	$44.07
Vested	(38,487)	$30.43
Unvested at December 31, 2021	135,486	$29.78
Expected to vest	135,486	$29.78

Compensation expense related to restricted stock for the three months ended December 31, 2020 and 2021 was $495 and $392, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2021 was $2,489, to be recognized over a weighted average period of 1.32 years.  During the first three months of fiscal 2022, the Company repurchased 11,214 shares of stock from employees at an average purchase price of $43.70 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the three months ended December 31, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2021	7,398	$22.64
Granted	3,801	$44.07
Vested and deferred	(7,398)	$22.64
Unvested and deferred at December 31, 2021	3,801	$44.07
Vested and deferred at December 31, 2021	28,833	$30.07

Compensation expense related to deferred restricted stock for the three months ended December 31, 2020 and 2021 was $63 and $42, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at December 31, 2021 was $154, to be recognized over a weighted average period of 0.92 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the three months ended December 31, 2021.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2021	87,193	$37.24
Granted	21,520	$61.04
Vested	(24,282)	$44.93
Unvested at December 31, 2021	84,431	$41.09

During the first three months of fiscal 2022, 24,282 performance share awards vested which resulted in the issuance of 20,911 shares of stock to certain employees.  Compensation expense related to the performance shares for the three months ended December 30, 2020 and 2021 was $222 and $229, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2021 was $2,234, to be recognized over a weighted average period of 1.82 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during fiscal year 2022:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 23, 2021	$15.02	2.00%	1.22%	45%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2020 and 2021 was $279 and $292, respectively. The remaining unrecognized compensation expense at December 31, 2021 was $1,471, to be recognized over a weighted average vesting period of 1.31 years.

The following table summarizes the activity under the stock option plans and the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the three months ended December 31, 2021 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2021	702,576		$34.68
Granted	42,080		$44.07
Exercised	(3,650)		31.76
Canceled	(10,000)		$55.88
Outstanding at December 31, 2021	731,006	$4,879	$34.95	6.85	yrs.
Vested or expected to vest	664,230	$4,430	$34.94	4.48	yrs.
Exercisable at December 31, 2021	505,183	$2,665	$36.61	6.06	yrs.

Note 12.  Dividend

In the first quarter of fiscal 2022, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2021 to stockholders of record at the close of business on December 1, 2021.  The dividend cash pay-outs was $2,811 for the first quarter of fiscal 2022.

On January 27, 2022, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2022 to stockholders of record at the close of business on March 1, 2022.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2020
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	—	—	4,850	4,850
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,940	—	—	1,940
Tax provision (benefit)	(463)	—	—	(463)
Net current-period other comprehensive income (loss)	1,528	—	4,850	6,378
Accumulated other comprehensive income (loss) as of December 31, 2020	$(63,865)	$613	$(4,971)	$(68,223)

	Three Months Ended December 31, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	—	—	569	569
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	8	(60)	—	(52)
Tax provision (benefit)	(13)	14	—	1
Net current-period other comprehensive income (loss)	46	(46)	569	569
Accumulated other comprehensive income (loss) as of December 31, 2021	$(14,745)	$8,971	$(5,998)	$(11,772)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	December 31,
	2021	2021
Finance lease obligations	$7,613	$7,559
Environmental post-closure monitoring and maintenance activities	566	566
Long-term disability	231	225
Deferred dividends	210	207
Less amounts due within one year	(319)	(328)
Long-term obligations (less current portion)	$8,301	$8,229

Note 16.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of December 31, 2021, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2021 or December 31, 2021.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended December 31,
	2020	2021
Foreign currency transactional gain (loss)	$453	$(220)
Foreign exchange forward contract gain (loss)	$(281)	$(340)
Net gain (loss) included in selling, general and administrative expense	$172	$(560)

●

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2022 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, capital allocation strategies and their expected results, demand for our products and operations, dividends and the impact of COVID-19 on the economy and our business, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events, including our expectations of the impact of the COVID-19 pandemic.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes” or “the Company”) is one of the world’s largest producers of high-performance nickel and cobalt based alloys in sheet, coil and plate forms. The Company is focused on developing, manufacturing, marketing and distributing technologically advanced, high-performance alloys, which are sold primarily in the aerospace, chemical processing and industrial gas turbine industries. The Company’s products consist of high-temperature resistant alloys, or HTA products, and corrosion-resistant alloys, or CRA products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines, gas turbine engines, and industrial heating and heat treatment equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and hazardous waste treatment. Management believes Haynes is one of the principal producers of high-performance alloy flat products in sheet, coil and plate forms, and sales of these forms, in the aggregate, represented approximately 60% of net product revenues in fiscal 2021. The Company also produces its products as seamless and welded tubulars, which represented approximately 14% of fiscal 2021 net product revenue and in wire form which represented approximately 10% of fiscal 2021 net product revenue. The Company also produces its products in slab, bar and billet forms and sales of these forms in the aggregate represented approximately 16% of net product revenue in fiscal 2021.

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

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first half of fiscal 2021.  The Company returned to profitability in the third quarter of  fiscal 2021 and has continued to expand profitability in the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022.  The Company expects continued increase in volume and profitability primarily driven by the expected continued recovery of the aerospace market.  The aerospace supply chain in particular was most negatively impacted by the pandemic. Based upon published projections, the Company currently expects monthly aerospace revenues to return to pre-pandemic levels by the end of this fiscal year.

Dividends Paid and Declared

In the first quarter of fiscal 2022, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2021 to stockholders of record at the close of business on December 1, 2021.  The total dividend cash pay-out was approximately $2.8 million based on the number of shares outstanding.

On January 27, 2022, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2022 to stockholders of record at the close of business on March 1, 2022.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first three months of fiscal 2022, capital investment was $3.3 million, and total planned capital expenditures for fiscal 2022 are expected to be approximately $17.7 million, which is below the Company’s depreciation levels.

Share Repurchase Plan

The Company purchased an additional 142,226 shares at a cost of $5.7 million during the first quarter of fiscal 2022 under its share repurchase plan implemented in the fourth quarter of fiscal 2021. Since adoption of the plan, the Company has repurchased 255,204 shares at a total cost of approximately $10.0 million. The Company discontinued the share repurchase plan at the end of the calendar year due to the 24.1% increase in the Company’s backlog.

Pension and Postretirement Plans

The Company’s U.S. pension glide path strategy is in place with changes to the asset allocation including a customized liability-driven investing strategy which is intended to reduce interest rate risk and equity risk. The Company expects significantly reduced volatility going forward related to the pension funding percentage (the U.S. pension plan is currently approximately 93% funded) and reduced pension and postretirement expense (first quarter declined by $1.5 million and fiscal year 2022 expense is expected to decline by $6.0 million). As of the end of the first quarter of fiscal 2022, the U.S. net pension liability was approximately $24.2M, a reduction of $81.0 million below the $105.2 million on the balance sheet at the beginning of fiscal 2021. Inclusive of the retiree healthcare liability and U.K. pension asset, the net liability decrease is $94.0 million since the beginning of fiscal year 2021.

Volume and Pricing

Volumes are typically sequentially lower in the first quarter of each fiscal year due to holidays, maintenance outages and customers managing their calendar year-end balance sheets.  However, this trend was muted in the first quarter of fiscal 2022 with volume that was relatively flat.  The Company experienced only a 2.2% decline due to a significant sequential increase in shipments to the aerospace market of 22.0% as well as increased shipments to the chemical processing industry (CPI) that were sequentially higher by 10.0%.  Aerospace volumes continue to recover from the COVID-19 pandemic with fiscal 2022 first quarter volume at 1.9 million pounds.  However, this level is still 27.5% below the pre-pandemic levels of the average quarter of fiscal 2019.  The Company expects to return to fiscal 2019 quarterly shipment levels by the end of fiscal year 2022. Chemical processing volume increased sequentially driven by continued recovery from the pandemic and higher oil prices, which drive higher capital spending in the sector.  These increases were offset by a 32.2% sequential decrease in industrial gas turbine (IGT) shipments and a 21.9% sequential decrease in other markets.  The industrial gas turbine shipments were lower this quarter due to timing of certain customer orders and are expected to improve next quarter.  Other markets decreased due to lower flue-gas desulphurization (FGD) volumes.  As business conditions continue to improve in the aerospace, IGT and CPI markets, a reduction in FGD shipments is expected as the Company utilizes its manufacturing capacity to produce higher value products.  Year-over-year volumes increased 38.9%, with aerospace increasing 106.2% and CPI increasing 32.1% and IGT and Other markets relatively flat.

The Company has continued its strategy of increasing pricing and margins, recognizing the high-value, differentiated products and services the Company offers. The Company announced multiple price increases for non-contract business as market conditions improved combined with inflationary pressures.  In addition, pricing for contract business is being negotiated as those contracts come due.  Most customer long-term agreements have adjustors for consumer price index to help cover general inflationary items.  The product average selling price per pound in the first quarter of fiscal 2022 was $24.50, which increased 8.7% sequentially and 2.8% year-over-year due to the noted price increases, but average selling price per pound is also impacted by the product mix sold.

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

Net Revenue and Gross Profit Margin Performance:

	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2020	2021	2021	2021	2021
Net Revenues	$72,177	$82,063	$88,143	$95,278	$99,430
Gross Profit Margin	$987	$8,385	$13,658	$16,700	$17,777
Gross Profit Margin %	1.4%	10.2%	15.5%	17.5%	17.9%

Gross margins continued to increase with a 17.9% gross margin this quarter compared to 17.5% last quarter and 1.4% in the first quarter of last year. The Company has implemented focus initiatives designed to increase pricing and reduce costs. These initiatives, combined with improved volumes compared to the same quarter last year, has driven growth in our gross margins and profitability at a much lower volume breakeven point with the current mix. The Company previously needed to sell more than 5 million pounds to be profitable. The past three quarters demonstrate the Company’s successful reduction of its breakeven point by roughly 25% with the current mix. This quarter was profitable with 3.9 million pounds shipped, showing continued traction and momentum as volumes recover.

Backlog

	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2021	2021	2021	2021
Backlog(1)
Dollars (in thousands)	$145,143	$140,892	$150,915	$175,299	$217,477
Pounds (in thousands)	5,607	5,622	6,642	7,084	8,931
Average selling price per pound	$25.89	$25.06	$22.72	$24.75	$24.35
Average nickel price per pound
London Metals Exchange(2)	$7.62	$7.47	$8.14	$8.80	$9.10
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

The Company experienced significant increases in order entry over the past quarter, including order entry levels for aerospace and chemical processing that the Company has not seen since fiscal 2019 and, in the case of industrial gas turbines, levels the Company has not experienced for many years.  Backlog was $217.5 million at December 31, 2021, an increase of $42.2 million, or 24.1%, from $175.3 million at September 30, 2021.  Backlog pounds at December 31, 2021 increased during the first quarter of fiscal 2022 by 26.1% as compared to September 30, 2021.  The average selling price of products in the Company’s backlog decreased to $24.35 per pound at December 31, 2021 from $24.75 per pound at September 30, 2021, reflecting a change in product mix.

Quarterly Market Information

	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2021	2021	2021	2021
Net revenues (in thousands)
Aerospace	$24,555	$30,601	$33,950	$38,966	$48,455
Chemical processing	15,256	15,068	17,010	15,813	17,450
Industrial gas turbines	13,967	16,436	17,835	18,534	14,598
Other markets	12,779	15,546	13,709	16,056	14,487
Total product revenue	66,557	77,651	82,504	89,369	94,990
Other revenue	5,620	4,412	5,639	5,909	4,440
Net revenues	$72,177	$82,063	$88,143	$95,278	$99,430

Shipments by markets (in thousands of pounds)
Aerospace	904	1,177	1,354	1,528	1,864
Chemical processing	601	682	814	722	794
Industrial gas turbines	798	1,064	1,147	1,178	799
Other markets	489	599	415	538	420
Total shipments	2,792	3,522	3,730	3,966	3,877

Average selling price per pound
Aerospace	$27.16	$26.00	$25.07	$25.50	$26.00
Chemical processing	25.38	22.09	20.90	21.90	21.98
Industrial gas turbines	17.50	15.45	15.55	15.73	18.27
Other markets	26.13	25.95	33.03	29.84	34.49
Total product (product only; excluding other revenue)	23.84	22.05	22.12	22.53	24.50
Total average selling price (including other revenue)	$25.85	$23.30	$23.63	$24.02	$25.65

Results of Operations for the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 30, 2020

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2020		2021		Amount	%
Net revenues	$72,177	100.0%	$99,430	100.0%	$27,253	37.8%
Cost of sales	71,190	98.6%	81,653	82.1%	10,463	14.7%
Gross profit	987	1.4%	17,777	17.9%	16,790	1,701.1%
Selling, general and administrative expense	9,733	13.5%	11,362	11.4%	1,629	16.7%
Research and technical expense	787	1.1%	905	0.9%	118	15.0%
Operating income (loss)	(9,533)	(13.2)%	5,510	5.5%	15,043	(157.8)%
Nonoperating retirement benefit expense	359	0.5%	(1,088)	(1.1)%	(1,447)	(403.1)%
Interest income	(4)	(0.0)%	(8)	(0.0)%	(4)	100.0%
Interest expense	304	0.4%	300	0.3%	(4)	(1.3)%
Income (loss) before income taxes	(10,192)	(14.1)%	6,306	6.3%	16,498	(161.9)%
Provision for (benefit from) income taxes	(2,165)	(3.0)%	1,647	1.7%	3,812	(176.1)%
Net income (loss)	$(8,027)	(11.1)%	$4,659	4.7%	$12,686	(158.0)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2020	2021	Amount	%
Net revenues (dollars in thousands)
Aerospace	$24,555	$48,455	$23,900	97.3%
Chemical processing	15,256	17,450	2,194	14.4%
Industrial gas turbine	13,967	14,598	631	4.5%
Other markets	12,779	14,487	1,708	13.4%
Total product revenue	66,557	94,990	28,433	42.7%
Other revenue	5,620	4,440	(1,180)	(21.0)%
Net revenues	$72,177	$99,430	$27,253	37.8%
Pounds by market (in thousands)
Aerospace	904	1,864	960	106.2%
Chemical processing	601	794	193	32.1%
Industrial gas turbine	798	799	1	0.1%
Other markets	489	420	(69)	(14.1)%
Total shipments	2,792	3,877	1,085	38.9%
Average selling price per pound
Aerospace	$27.16	$26.00	$(1.16)	(4.3)%
Chemical processing	25.38	21.98	(3.40)	(13.4)%
Industrial gas turbine	17.50	18.27	0.77	4.4%
Other markets	26.13	34.49	8.36	32.0%
Total product (excluding other revenue)	23.84	24.50	0.66	2.8%
Total average selling price (including other revenue)	$25.85	$25.65	$(0.20)	(0.8)%

Net Revenues.  Net revenues were $99.4 million in the first quarter of fiscal 2022, an increase of 37.8% from $72.2 million in the same period of fiscal 2021.   Volume was 3.9 million pounds in the first quarter of fiscal 2022, an increase of 38.9% from 2.8 million pounds in the same period of fiscal 2021.  The increase in pounds sold is due to the demand recovery and strong sales in the aerospace market, which increased by 106.2%, as well as the chemical processing market, which increased by 32.1%, from the first quarter of fiscal 2021.  The product average selling price was $24.50 per pound in the first quarter of fiscal 2022, an increase of 2.8% from $23.84 per pound in the same period of fiscal 2021.   The increase in product average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $1.90, partially offset by a lower-value product mix and other pricing considerations, which decreased average selling price per pound by approximately $1.24.

Sales to the aerospace market were $48.5 million in the first quarter of fiscal 2022, an increase of 97.3% from $24.6 million in the same period of fiscal 2021, due to a 106.2% increase in volume, partially offset by a 4.3% decrease in average selling price per pound. The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain begins to be replenished in response to the expected increase in engine build rates. Additionally, demand in the first quarter of fiscal 2021 was depressed by COVID-19 pandemic, that decreased demand for air travel resulting in decreased demand for new planes and maintenance parts. The decrease in average selling price per pound largely reflects a lower value product mix, increased competition and other pricing factors, which decreased average selling price per pound by approximately $2.87, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $1.71.

Sales to the chemical processing market were $17.5 million in the first quarter of fiscal 2022, an increase of 14.4% from $15.3 million in the same period of fiscal 2021, due to a 32.1% increase in volume, partially offset by a 13.4% decrease in average selling price per pound. Volume was higher as industrial activity increased with economies beginning to reopen from pandemic shutdowns as well as increases in oil prices resulting in expanded capital expenditures in the sector.  The decrease in average selling price per pound reflects a lower value product mix, as well as pricing competition and other factors, which decreased average selling price per pound by approximately $5.59, partially offset by higher market prices of raw materials, which increased average selling price per pound by approximately $2.19.

Sales to the industrial gas turbine market were $14.6 million in the first quarter of fiscal 2022, an increase of 4.5% from $14.0 million for the same period of fiscal 2021, due to a 4.4% increase in average selling price per pound and a 0.1% increase in volume.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $1.63, partially offset by a lower-value product mix and pricing competition and other factors, which decreased average selling price per pound by approximately $0.86.

Sales to other markets were $14.5 million in the first quarter of fiscal 2022, an increase of 13.4% from $12.8 million in the same period of fiscal 2021, due to a 32.0% increase in average selling price per pound, partially offset by a decrease in volume of 14.1%.  The decrease in volume was primarily attributable to lower shipments into the flue-gas desulphurization market which also contributed to an improved product mix.  The average selling price per pound increase reflects a higher-value product mix and other pricing factors, which increased average selling price per pound by approximately $5.66, as well as higher market prices of raw materials, which increased average selling price per pound by approximately $2.70.

Other Revenue.  Other revenue was $4.4 million in the first quarter of fiscal 2022, a decrease of 21.0% from $5.6 million in the same period of fiscal 2021.  The decrease was due primarily to decreased toll conversion.

Cost of Sales. Cost of sales was $81.7 million, or 82.1% of net revenues, in the first quarter of fiscal 2022 compared to $71.2 million, or 98.6% of net revenues, in the same period of fiscal 2021. The decrease in costs as a percentage of revenues was primarily due to higher volumes sold which eliminated the requirement that fixed costs be directly expensed as was the case in the first quarter of fiscal 2021 which had $5.9 million of costs directly expensed to Cost of Sales.

Gross Profit.  As a result of the above factors, gross profit was $17.8 million for the first quarter of fiscal 2022, an increase of $16.8 million from the same period of fiscal 2021. Gross margin as a percentage of net revenue increased to 17.9% in the first quarter of fiscal 2022 as compared to 1.4% in the same period of fiscal 2021.  The first quarter of fiscal 2021 was adversely impacted by the COVID-19 pandemic as volumes reduced significantly.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $11.4 million for the first quarter of fiscal 2022, an increase of $1.6 million, or 16.7%, from the same period of fiscal 2021.  Selling, general and administrative expense as a percentage of net revenues decreased to 11.4% for the first quarter of fiscal 2022 compared to 13.5% for the same period of fiscal 2021.  Higher incentive compensation expense and higher foreign exchange losses were the primary drivers of the increased expense in the first quarter of fiscal 2022.  Additionally, temporary cost containment initiatives that were in place during the first quarter of fiscal 2021, in response to the COVID-19 pandemic, were subsequently ended, which contributed to the higher expense in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.9% of net revenue, for the first quarter of fiscal 2022, compared to $0.8 million, or 1.1% of net revenue, in the same period of fiscal 2021.

Operating Income/(Loss).  As a result of the above factors, operating income in the first quarter of fiscal 2022 was $5.5 million compared to operating loss of $(9.5) million in the same period of fiscal 2021.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was a benefit of $1.1 million in the first quarter of fiscal 2022 compared to an expense of $0.4 million in the same period of fiscal 2021.  The difference was primarily driven by a favorable actuarial valuation of the U.S. pension plan liability as of September 30, 2021 caused by a higher-than-expected return on plan assets coupled with a higher discount rate.  The amortization of this favorable valuation is recorded as a benefit to Nonoperating retirement benefit expense.

Income Taxes. Income tax expense was $1.6 million in the first quarter of fiscal 2022, a difference of $3.8 million from an income tax benefit of $2.2 million in the first quarter of fiscal 2021, driven primarily by a difference in income (loss) before income taxes of $16.5 million.

Net Income/(Loss).  As a result of the above factors, net income in the first quarter of fiscal 2022 was $4.7 million, compared to net loss of $(8.0) million in the same period of fiscal 2021.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $273.7 million at December 31, 2021, an increase of $35.1 million, or 14.7%, from $238.7 million at September 30, 2021. The increase resulted primarily from inventory increasing by $23.0 million and accounts payable and accrued expenses decreasing by $13.2 million during the first three months of fiscal 2022, partially offset by accounts receivable decreasing by $1.1 million during the same period.  The Company continued to build work-in-process inventory during the quarter in response to the rapidly growing backlog.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $14.3 million at December 31 2021, inclusive of $14.0 million that was held by foreign subsidiaries in various currencies, compared to $47.7 million at September 30, 2021.  Additionally, the Company had $3.0 million of borrowings against the line of credit outstanding as of December 31, 2021.

Net cash used in operating activities in the first three months of fiscal 2022 was $23.8 million compared to net cash provided by operating activities of $18.5 million in the first three months of fiscal 2021, a difference of $42.3 million.  Cash used in operating activities in the first three months of fiscal 2022 was unfavorably impacted by several factors: (i) an increase in inventory of $22.7 million during the first three months of fiscal 2022 as compared to a decrease in inventory of $13.3 million during the same period of fiscal 2021; (ii) a decrease in accounts payable and accrued expenses of $13.2 million during the first three months of fiscal 2022 as compared to a decrease in accounts payable and accrued expenses of $1.2 million during the same period of fiscal 2021, and (iii) a decrease in accounts receivable of $1.2 million during the first three months of fiscal 2022 as compared to a decrease in accounts receivable of $11.7 million during the same period of fiscal 2021.  This was partially offset by net income of $4.7 million in the first three months of fiscal 2022 as compared to net loss of $(8.0) million during the same period of fiscal 2021.

Net cash used in investing activities was $3.3 million in the first three months of fiscal 2022, which was higher than cash used in investing activities of $1.1 million during the same period of fiscal 2021 due to higher additions to property, plant and equipment.

Net cash used in financing activities was $6.4 million in the first three months of fiscal 2022, a difference of $2.3 million from cash used in financing activities of $4.1 million during the first three months of fiscal 2021, primarily driven by the share repurchases of $6.6 million as compared to $0.2 million during the same period of fiscal 2021, partially offset by net borrowing of $3.0 million against the revolving line of credit during the first three months of fiscal 2022.  Dividends paid of $2.8 million during the first three months of fiscal 2022 were comparable to same period of fiscal 2021.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company, Wells Fargo Capital Finance, LLC and certain other lenders.  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).  Effective October 25, 2021, the Credit Agreement replaced LIBOR with SOFR as the financial services industry and market participants are transitioning away from interbank offering rates.  As of December 31, 2021, the Credit Agreement had a $3.0 million balance.  As of the same date, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement.

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of December 31, 2021, the most recent required measurement date under the Credit Agreement, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 8 in the Company’s Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).  Borrowings under the Credit Documents are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

Future uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At December 31, 2021, the Company had cash of $14.3 million, an outstanding balance of $3.0 million on the U.S. revolving credit facility (described above) and total remaining availability of approximately $97.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Dividends to stockholders; and

● Pension and postretirement plan contributions.

Capital investment in the first three months of fiscal 2022 was $3.3 million, and total forecasted capital spending in fiscal 2022 is expected to be $17.7 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of December 31, 2021:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$3,910	$3,457	$453	$—	$—
Operating lease obligations	3,109	1,682	1,358	69	—
Finance lease obligations	14,439	1,015	2,060	2,084	9,280
Raw material contracts (primarily nickel)	35,092	35,092	—	—	—
Capital projects and other commitments	4,716	4,716	—	—	—
Pension plan(2)	24,675	6,000	12,000	6,675	—
Non-qualified pension plans	599	95	190	190	124
Other postretirement benefits(3)	83,293	3,459	6,817	6,234	66,783
Environmental post-closure monitoring	566	71	163	144	188
Total	$170,399	$55,587	$23,041	$15,396	$76,375

(1)	As of December 31, 2021, the revolver balance was $3,000. The current obligation consists of unused line fees.
(2)

The Company has a funding obligation to contribute $24,675 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2021. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended December 31, 2021, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Item 1A. Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2021, should be considered. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K other than the updated information related to the impact on our business from the COVID-19 outbreak included in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees to satisfy income tax withholding obligations related to share-based compensation and open market repurchases.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	55,124	$39.10	55,124	$13,600
November 1-30, 2021	47,908	43.09	27,568	12,427
December 1-31, 2021	59,534	39.89	59,534	—
Total	162,566	$40.57	142,226

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

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
Date: January 27, 2022

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: January 27, 2022