Form 10-Q
period 2022-03-31
HAYNES INTERNATIONAL INC
filed 2022-04-28
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 28, 2022, the registrant had 12,458,953 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$47,726	$12,202
Accounts receivable, less allowance for doubtful accounts of $553 and $618 at September 30, 2021 and March 31, 2022, respectively	57,964	75,351
Inventories	248,495	292,097
Income taxes receivable	1,292	2,001
Other current assets	6,129	5,176
Total current assets	361,606	386,827
Property, plant and equipment, net	147,248	145,658
Deferred income taxes	16,397	12,311
Other assets	10,829	10,664
Goodwill	4,789	4,789
Other intangible assets, net	5,586	5,264
Total assets	$546,455	$565,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,680	$50,046
Accrued expenses	20,100	17,899
Income taxes payable	379	385
Accrued pension and postretirement benefits	3,554	3,554
Revolving credit facilities	—	21,500
Deferred revenue—current portion	2,500	2,500
Total current liabilities	74,213	95,884
Long-term obligations (less current portion)	8,301	8,111
Deferred revenue (less current portion)	10,329	9,079
Deferred income taxes	3,459	3,425
Operating lease liabilities	664	846
Accrued pension benefits (less current portion)	26,663	22,686
Accrued postretirement benefits (less current portion)	79,505	80,172
Total liabilities	203,134	220,203
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,757,778 and 12,822,397 shares issued and 12,562,140 and 12,458,953 shares outstanding at September 30, 2021 and March 31, 2022, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	262,057	264,098
Accumulated earnings	101,015	108,619
Treasury stock, 195,638 shares at September 30, 2021 and 363,444 shares at March 31, 2022	(7,423)	(14,218)
Accumulated other comprehensive loss	(12,341)	(13,202)
Total stockholders’ equity	343,321	345,310
Total liabilities and stockholders’ equity	$546,455	$565,513

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Net revenues	$82,063	$117,056	$154,240	$216,486
Cost of sales	73,678	93,643	144,868	175,296
Gross profit	8,385	23,413	9,372	41,190
Selling, general and administrative expense	11,257	11,782	20,990	23,144
Research and technical expense	864	944	1,651	1,849
Operating income (loss)	(3,736)	10,687	(13,269)	16,197
Nonoperating retirement benefit expense (income)	359	(1,088)	718	(2,176)
Interest income	(1)	(6)	(5)	(14)
Interest expense	298	514	602	814
Income (loss) before income taxes	(4,392)	11,267	(14,584)	17,573
Provision for (benefit from) income taxes	(760)	2,783	(2,925)	4,430
Net income (loss)	$(3,632)	$8,484	$(11,659)	$13,143
Net income (loss) per share:
Basic	$(0.29)	$0.68	$(0.94)	$1.05
Diluted	$(0.29)	$0.67	$(0.94)	$1.04
Weighted Average Common Shares Outstanding
Basic	12,514	12,331	12,503	12,350
Diluted	12,514	12,474	12,503	12,531

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Net income (loss)	$(3,632)	$8,484	$(11,659)	$13,143
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,527	(1)	3,055	(1)
Foreign currency translation adjustment	(268)	(1,429)	4,582	(860)
Other comprehensive income (loss)	1,259	(1,430)	7,637	(861)
Comprehensive income (loss)	$(2,373)	$7,054	$(4,022)	$12,282

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2021 and 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2020	12,682,147	$13	258,642	$110,134	$(2,675)	$(68,223)	$297,891
Net income (loss)				(3,632)			(3,632)
Dividends paid and accrued ($0.22 per share)				(2,781)			(2,781)
Other comprehensive income (loss)						1,259	1,259
Issue restricted stock (less forfeitures)	(200)						—
Vesting of restricted stock	6,783						—
Stock compensation			1,154				1,154
Balance March 31, 2021	12,688,730	$13	$259,796	$103,721	$(2,675)	$(66,964)	$293,891

Balance December 31, 2021	12,455,839	$13	$263,126	$102,865	$(14,023)	$(11,772)	$340,209
Net income (loss)				8,484			8,484
Dividends paid and accrued ($0.22 per share)				(2,730)			(2,730)
Other comprehensive income (loss)						(1,430)	(1,430)
Exercise of stock options	2,883		109				109
Issue restricted stock (less forfeitures)	(6,522)						—
Vesting of restricted stock	11,993						—
Purchase of treasury stock	(5,240)				(195)		(195)
Stock compensation			863				863
Balance March 31, 2022	12,458,953	$13	$264,098	$108,619	$(14,218)	$(13,202)	$345,310

	Six Months Ended March 31, 2021 and 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(11,659)			(11,659)
Dividends paid and accrued ($0.44 per share)				(5,563)			(5,563)
Other comprehensive income (loss)						7,637	7,637
Issue restricted stock (less forfeitures)	55,518						—
Vesting of restricted stock	21,280						—
Purchase of treasury stock	(10,439)				(238)		(238)
Stock compensation			2,213				2,213
Balance March 31, 2021	12,688,730	$13	$259,796	$103,721	$(2,675)	$(66,964)	$293,891

Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income (loss)				13,143			13,143
Dividends paid and accrued ($0.44 per share)				(5,539)			(5,539)
Other comprehensive income (loss)						(861)	(861)
Exercise of stock options	6,533		224				224
Issue restricted stock (less forfeitures)	25,182						—
Vesting of restricted stock	32,904						—
Purchase of treasury stock	(167,806)				(6,795)		(6,795)
Stock compensation			1,817				1,817
Balance March 31, 2022	12,458,953	$13	$264,098	$108,619	$(14,218)	$(13,202)	$345,310

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net income (loss)	$(11,659)	$13,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,588	9,252
Amortization	231	322
Pension and post-retirement expense - U.S. and U.K.	4,080	1,100
Change in long-term obligations	(15)	(16)
Stock compensation expense	2,213	1,817
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	(3,941)	4,009
Loss on disposition of property	23	—
Change in assets and liabilities:
Accounts receivable	5,927	(17,830)
Inventories	22,210	(44,124)
Other assets	(624)	1,282
Accounts payable and accrued expenses	7,496	598
Income taxes	897	(701)
Accrued pension and postretirement benefits	(4,051)	(4,411)
Net cash provided by (used in) operating activities	31,125	(36,809)
Cash flows from investing activities:
Additions to property, plant and equipment	(2,103)	(7,729)
Net cash used in investing activities	(2,103)	(7,729)
Cash flows from financing activities:
Revolving credit facility borrowings	—	35,000
Revolving credit facility repayments	—	(13,500)
Dividends paid	(5,604)	(5,587)
Proceeds from exercise of stock options	—	224
Payment for purchase of treasury stock	(238)	(6,795)
Payment for debt issuance cost	(987)	—
Payments on long-term obligations	(106)	(120)
Net cash used in financing activities	(6,935)	9,222
Effect of exchange rates on cash	495	(208)
Increase (decrease) in cash and cash equivalents:	22,582	(35,524)
Cash and cash equivalents:
Beginning of period	47,238	47,726
End of period	$69,820	$12,202
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$439	$559
Income taxes paid (refunded), net	$61	$998
Capital expenditures incurred but not yet paid	$233	$632
Dividends declared but not yet paid	$98	$161

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022 or any other interim period.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2021 and March 31, 2022, accounts receivable with customers were $58,517 and $75,969, respectively. Allowance for doubtful accounts as of September 30, 2021 and March 31, 2022 were $553 and $618, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2021 and March 31, 2022, no contract liabilities have been recorded except for $12,829 and $11,579, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements and $1,060 and $610, respectively, for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and six months ended March 31, 2021 and 2022.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Net revenues
Aerospace	$30,601	$52,918	$55,156	$101,373
Chemical processing	15,068	22,850	30,324	40,300
Industrial gas turbine	16,436	24,788	30,403	39,386
Other markets	15,546	9,755	28,325	24,242
Total product revenue	77,651	110,311	144,208	205,301
Other revenue	4,412	6,745	10,032	11,185
Net revenues	$82,063	$117,056	$154,240	$216,486

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2021	2022
Raw Materials	$22,711	$23,017
Work-in-process	138,609	185,059
Finished Goods	85,797	82,566
Other	1,378	1,455
	$248,495	$292,097

Note 5.  Income Taxes

Income tax (benefit) expense for the three and six months ended March 31, 2021 and 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended March 31, 2022 was 24.7% on $11,267 of income before income taxes compared to 17.3% on loss before income taxes of $(4,392) for the three months ended March 31, 2021.  The effective tax rate for the six months ended March 31, 2022 was 25.2% on $17,573 of income before income taxes compared to 20.1% on loss before income taxes of $(14,584) for the six months ended March 31, 2021.  Income tax expense in the first six months of fiscal 2021 was unfavorably impacted by the lower stock price at the time of vesting of restricted stock as compared to the price when the stock was granted, which resulted in the Company not being able to fully utilize the deferred tax assets attributable to those shares.  The unfavorable tax expense resulted in a lower effective tax in a period in which the Company incurred a loss before income taxes.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the six months ended March 31, 2021 and 2022 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2021	2022	2021	2022	2021	2022	2021	2022
Service cost	$1,407	$1,182	$274	$456	$2,814	$2,364	$548	$912
Interest cost	1,808	1,923	573	559	3,616	3,846	1,146	1,118
Expected return	(3,978)	(3,561)	—	—	(7,956)	(7,122)	—	—
Amortizations	1,956	51	—	(60)	3,912	102	—	(120)
Net periodic benefit cost	$1,193	$(405)	$847	$955	$2,386	$(810)	$1,694	$1,910

The Company contributed $3,000 to Company-sponsored U.S. pension plans and $1,362 to its other post-retirement benefit plans for the six months ended March 31, 2022. The Company expects to make contributions of $3,000 to its U.S. pension plan and $2,097 to its other post-retirement benefit plan for the remainder of fiscal 2022.  Additional contributions may be made to the U.S. pension plan as part of the Company’s capital allocation strategy, however, the amounts and timing have not yet been determined.

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

As of September 30, 2021 and March 31, 2022, the Company had accrued $566 for post-closure monitoring and maintenance activities, of which $496 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at March 31, 2022.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of March 31, 2022.

During the first six months of fiscal 2022, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $115 and $118 for the three-month periods ended March 31, 2021 and 2022, respectively, and $231 and $322 for the six-month periods ended March 31, 2021 and 2022, respectively.  The following represents a summary of intangible assets at September 30, 2021 and March 31, 2022.

	Gross	Accumulated	Carrying
September 30, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(995)	1,105
Other	997	(316)	681
	$6,897	$(1,311)	$5,586

	Gross	Accumulated	Carrying
March 31, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,062)	1,038
Other	997	(571)	426
	$6,897	$(1,633)	$5,264

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2022	$459
2023	162
2024	126
2025	123
2026	120
Thereafter	474

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2021	2022	2021	2022
Numerator: Basic and Diluted
Net income (loss)	$(3,632)	$8,484	$(11,659)	$13,143
Dividends paid and accrued	(2,781)	(2,730)	(5,563)	(5,539)
Undistributed income (loss)	(6,413)	5,754	(17,222)	7,604
Percentage allocated to common shares (a)	100.0%	99.0%	100.0%	99.0%
Undistributed income (loss) allocated to common shares	(6,413)	5,697	(17,222)	7,525
Dividends paid on common shares outstanding	2,743	2,703	5,486	5,482
Net income (loss) available to common shares	(3,670)	8,400	(11,736)	13,007
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,514,208	12,330,567	12,503,479	12,349,904
Adjustment for dilutive potential common shares	—	143,616	—	180,938
Weighted average shares outstanding - Diluted	12,514,208	12,474,183	12,503,479	12,530,842

Basic net income (loss) per share	$(0.29)	$0.68	$(0.94)	$1.05
Diluted net income (loss) per share	$(0.29)	$0.67	$(0.94)	$1.04

Number of stock option shares excluded as their effect would be anti-dilutive	358,346	306,752	358,346	271,806
Number of restricted stock shares excluded as their effect would be anti-dilutive	173,569	56,296	173,669	58,818
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	28,833	3,507	32,225	3,646
Number of performance share awards excluded as their effect would be anti-dilutive	46,231	51,326	55,349	72,059

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,514,208	12,330,567	12,503,479	12,349,904
Unvested participating shares	—	122,836	—	129,161
	12,514,208	12,453,403	12,503,479	12,479,065

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the six months ended March 31, 2022:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2021	142,269	$26.78
Granted	31,704	$44.07
Forfeited / Canceled	(6,522)	$28.79
Vested	(44,615)	$29.88
Unvested at March 31, 2022	122,836	$30.01
Expected to vest	122,836	$30.01

Compensation expense related to restricted stock for the three months ended March 31, 2021 and 2022 was $524 and $352, respectively and for the six months ended March 31, 2021 and 2022 was $1,019 and $744, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31, 2022 was $1,949, to be recognized over a weighted average period of 1.30 years.  During the first six months of fiscal 2022, the Company repurchased 13,798 shares of stock from employees at an average purchase price of $42.52 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the six months ended March 31, 2022.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2021	7,398	$22.64
Granted	3,801	$44.07
Vested and deferred	(7,398)	$22.64
Unvested and deferred at March 31, 2022	3,801	$44.07
Vested and deferred at March 31, 2022	20,500	$29.23

Compensation expense related to deferred restricted stock for the three months ended March 31, 2021 and 2022 was $42 and $42, respectively, and for the six months ended March 31, 2021 and 2022 was $104 and $84, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at March 31, 2022 was $112, to be recognized over a weighted average period of 0.67 years.  During the first six months of fiscal 2022, the Company repurchased 1,151 shares of stock from employees at an average purchase price of $41.78 to satisfy required withholding taxes upon release of deferred restricted stock-based compensation.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the six months ended March 31, 2022.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2021	87,193	$37.24
Granted	21,520	$61.04
Vested	(24,121)	$43.42
Forfeited / Canceled	(8,172)	$42.97
Unvested at March 31, 2022	76,420	$41.37

Compensation expense related to the performance shares for the three months ended March 31, 2021 and 2022 was $287 and $224, respectively, and for the six months ended March 31, 2021 and 2022 was $509 and $453, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2022 was $1,811, to be recognized over a weighted average period of 1.59 years.

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

The stock-based employee compensation expense for stock options for the three months ended March 31, 2021 and 2022 was $301 and $245, respectively, and for the six months ended March 31, 2021 and 2022 was $581 and $537, respectively. The remaining unrecognized compensation expense at March 31, 2022 was $1,117, to be recognized over a weighted average vesting period of 1.00 year.

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the six months ended March 31, 2022 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2021	702,576		$34.68
Granted	42,080		$44.07
Exercised	(6,533)		34.27
Canceled	(22,478)		$42.32
Outstanding at March 31, 2022	715,645	$6,035	$35.00	6.58	yrs.
Vested or expected to vest	650,351	$5,482	$34.99	4.31	yrs.
Exercisable at March 31, 2022	503,300	$3,554	$36.60	5.82	yrs.

Note 12.  Dividend

In the first and second quarters of fiscal 2022, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2021 to stockholders of record at the close of business on December 1, 2021 and the second quarter dividend was paid on March 15, 2022 to stockholders of record at the close of business on March 1, 2022.  The dividend cash pay-outs were $2,811 and $2,776 for the first and second quarters of fiscal 2022, respectively.

On April 28, 2022, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2022 to stockholders of record at the close of business on June 1, 2022.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2020	$(63,865)	$613	$(4,971)	$(68,223)
Other comprehensive income (loss) before reclassifications	—	—	(268)	(268)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	1,939	—	—	1,939
Tax benefit	(464)	—	—	(464)
Net current-period other comprehensive income (loss)	1,527	—	(268)	1,259
Accumulated other comprehensive income (loss) as of March 31, 2021	$(62,338)	$613	$(5,239)	$(66,964)

	Three Months Ended March 31, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2021	$(14,745)	$8,971	$(5,998)	$(11,772)
Other comprehensive income (loss) before reclassifications	—	—	(1,429)	(1,429)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	9	(60)	—	(51)
Tax benefit	(16)	14	—	(2)
Net current-period other comprehensive income (loss)	45	(46)	(1,429)	(1,430)
Accumulated other comprehensive income (loss) as of March 31, 2022	$(14,700)	$8,925	$(7,427)	$(13,202)

	Six Months Ended March 31, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	—	—	4,582	4,582
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	3,879	—	—	3,879
Tax provision (benefit)	(927)	—	—	(927)
Net current-period other comprehensive income (loss)	3,055	—	4,582	7,637
Accumulated other comprehensive income (loss) as of March 31, 2021	$(62,338)	$613	$(5,239)	$(66,964)

	Six Months Ended March 31, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	—	—	(860)	(860)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	17	(120)	—	(103)
Tax provision (benefit)	(29)	28	—	(1)
Net current-period other comprehensive income (loss)	91	(92)	(860)	(861)
Accumulated other comprehensive income (loss) as of March 31, 2022	$(14,700)	$8,925	$(7,427)	$(13,202)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	March 31,
	2021	2022
Finance lease obligations	$7,613	$7,502
Environmental post-closure monitoring and maintenance activities	566	566
Long-term disability	231	220
Deferred dividends	210	161
Less amounts due within one year	(319)	(338)
Long-term obligations (less current portion)	$8,301	$8,111

Note 16.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of March 31, 2022, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2021 or March 31, 2022.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Foreign currency transactional gain (loss)	$(89)	$510	$(542)	$290
Foreign exchange forward contract gain (loss)	$(108)	$(1,119)	$173	$(1,459)
Net gain (loss) included in selling, general and administrative expense	$(197)	$(609)	$(369)	$(1,169)

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

Raw Material Sourcing and Availability

Recent geopolitical events with the Russian invasion of Ukraine have prompted economic sanctions on Russia.  Prior to the war in Ukraine, the Company sourced approximately 95% of its nickel requirements from Canada with the remaining 5% in Russia.  In reaction to the Russian invasion into the Ukraine, the Company has ceased all future purchases from Russia, and at this time, does not believe that there will be limitations on the availability of supply to meet its nickel requirements.  Additionally, the Company has also ceased purchases of other raw materials from Russia such as chrome.

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first half of fiscal 2021.  The Company returned to profitability in the third quarter of  fiscal 2021 and has continued to expand profitability in the fourth quarter of fiscal 2021 and the first half of fiscal 2022.  The Company expects continued increase in volume and profitability primarily driven by the expected continued recovery of the aerospace market.  The aerospace supply chain in particular was negatively impacted by the pandemic. Based upon published projections of aircraft engine builds, the Company currently expects monthly aerospace revenues to return to pre-pandemic levels by the end of this fiscal year.

Dividends Paid and Declared

In the first and second quarters of fiscal 2022, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2021 to stockholders of record at the close of business on December 1, 2021 and the second quarter dividend was paid on March 15, 2022 to stockholders of record at the close of business on March 1, 2022.  The total dividend cash pay-outs in both the first and second quarters were approximately $2.8 million based on the number of shares outstanding.

On April 28, 2022, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2022 to stockholders of record at the close of business on June 1, 2022.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first six months of fiscal 2022, capital investment was $7.7 million, and total planned capital expenditures for fiscal 2022 are expected to be approximately $17.7 million, which is below the Company’s depreciation levels.

Pension and Postretirement Plans

The Company’s U.S. pension glide path strategy is in place with changes to the asset allocation including a customized liability-driven investing strategy, which is intended to reduce interest rate and equity risks. The Company expects significantly reduced volatility going forward related to the pension funding percentage (the U.S. pension plan is currently approximately 93% funded) and reduced pension and postretirement expense (first half declined by $3.0 million and fiscal year 2022 expense is expected to decline by $6.0 million). As of the end of the second quarter of fiscal 2022, the U.S. net pension liability was approximately $22.7 million, a reduction of $83.1 million below the $105.8 million on the balance sheet at the beginning of fiscal 2021. Inclusive of the retiree healthcare liability and U.K. pension asset, the net liability decrease is $96.1 million since the beginning of fiscal year 2021.

Volume and Pricing

Volume shipped in the second quarter of fiscal 2022 was 4.3 million pounds representing a sequential increase of 11.9% and a year-over-year increase of 23.2%.  Aerospace volumes were 1.8 million pounds in the quarter, which is still below the pre-pandemic levels of the average fiscal 2019 levels by nearly 30%.  While the volumes were down 3% sequentially, the year-over-year volume is up 53.6%.  The Company continues to expect to return to fiscal 2019 monthly run-rate shipment levels by the end of fiscal year 2022 with increases in the second half of this year.  Chemical processing volume increased sequentially 9.6% and year-over-year 27.6% driven by continued recovery from the pandemic and higher capital spending in the chemical sector.  Industrial gas turbine (IGT) shipments increased sequentially 77.2%, due to some timing delays last quarter, and 33.1% year-over-year. Other markets sequentially decreased 41.9% and year-over-year by 59.3%.  Other markets decreased due to lower flue-gas desulphurization (FGD) volumes.  As business conditions continue to improve in the aerospace, IGT and CPI markets, a reduction in FGD shipments is expected as the Company utilizes its manufacturing capacity to produce higher value products.  In addition, reductions due to timing of orders shipped had an impact on nuclear and consumer electronics shipments.

The Company has an ongoing strategy of increasing pricing and margins, recognizing the high-value, differentiated products and services the Company offers. The Company implemented multiple price increases for contract and non-contract business as market conditions improved and in response to higher inflation.  Customer long-term agreements have adjustors for specific raw material prices and for producer price index to help cover general inflationary items.  The product average selling price per pound in the second quarter of fiscal 2022 was $25.43, which increased 3.8% sequentially and 15.3% year-over-year due to the noted price increases, raw material adjustors as well as a higher value product mix.

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

Net Revenue and Gross Profit Margin Performance:

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2020	2021	2021	2021	2021	2022
Net Revenues	$72,177	$82,063	$88,143	$95,278	$99,430	$117,056
Gross Profit Margin	$987	$8,385	$13,658	$16,700	$17,777	$23,413
Gross Profit Margin %	1.4%	10.2%	15.5%	17.5%	17.9%	20.0%

Gross margins continued to increase with a 20.0% gross margin this quarter compared to 17.9% last quarter and 10.2% in the second quarter of last year. The Company has implemented focus initiatives designed to increase pricing and reduce costs. These initiatives, combined with improved volumes compared to the same quarter last year, has driven growth in gross margins and profitability at a much lower volume breakeven point. The Company previously needed to sell more than five million pounds to be profitable. Recent quarters demonstrate the Company’s successful reduction of its breakeven point by roughly 25% with the current mix. This quarter showed significant profitability leverage with increasing volumes to 4.3 million pounds shipped, showing continued traction and momentum as volumes recover along with rising raw material tailwinds.

Backlog

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2020	2021	2021	2021	2021	2022
Backlog(1)
Dollars (in thousands)	$145,143	$140,892	$150,915	$175,299	$217,477	$280,687
Pounds (in thousands)	5,607	5,622	6,642	7,084	8,931	10,654
Average selling price per pound	$25.89	$25.06	$22.72	$24.75	$24.35	$26.35
Average nickel price per pound
London Metals Exchange(2)	$7.62	$7.47	$8.14	$8.80	$9.10	$15.47
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

The Company experienced significant increases in order entry over the past quarter across each of its core markets, including aerospace, which had a $92.9 million order entry and a 1.8 book-to-bill ratio (customer orders divided by net revenues).  Backlog was $280.7 million at March 31, 2022, an increase of $63.2 million, or 29.1%, from $217.5 million at December 31, 2021.  Backlog pounds at March 31, 2022 increased 19.3% during the second quarter to approximately 10.7 million pounds, which is the highest level of backlog pounds in the Company’s history.  The average selling price of products in the Company’s backlog increased to $26.35 per pound at March 31, 2022 from $24.35 per pound at December 31, 2021.

Quarterly Market Information

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2020	2021	2021	2021	2021	2022
Net revenues (in thousands)
Aerospace	$24,555	$30,601	$33,950	$38,966	$48,455	$52,918
Chemical processing	15,256	15,068	17,010	15,813	17,450	22,850
Industrial gas turbines	13,967	16,436	17,835	18,534	14,598	24,788
Other markets	12,779	15,546	13,709	16,056	14,487	9,755
Total product revenue	66,557	77,651	82,504	89,369	94,990	110,311
Other revenue	5,620	4,412	5,639	5,909	4,440	6,745
Net revenues	$72,177	$82,063	$88,143	$95,278	$99,430	$117,056

Shipments by markets (in thousands of pounds)
Aerospace	904	1,177	1,354	1,528	1,864	1,808
Chemical processing	601	682	814	722	794	870
Industrial gas turbines	798	1,064	1,147	1,178	799	1,416
Other markets	489	599	415	538	420	244
Total shipments	2,792	3,522	3,730	3,966	3,877	4,338

Average selling price per pound
Aerospace	$27.16	$26.00	$25.07	$25.50	$26.00	$29.27
Chemical processing	25.38	22.09	20.90	21.90	21.98	26.26
Industrial gas turbines	17.50	15.45	15.55	15.73	18.27	17.51
Other markets	26.13	25.95	33.03	29.84	34.49	39.98
Total product (product only; excluding other revenue)	23.84	22.05	22.12	22.53	24.50	25.43
Total average selling price (including other revenue)	$25.85	$23.30	$23.63	$24.02	$25.65	$26.98

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2021		2022		Amount	%
Net revenues	$82,063	100.0%	$117,056	100.0%	$34,993	42.6%
Cost of sales	73,678	89.8%	93,643	80.0%	19,965	27.1%
Gross profit	8,385	10.2%	23,413	20.0%	15,028	179.2%
Selling, general and administrative expense	11,257	13.7%	11,782	10.1%	525	4.7%
Research and technical expense	864	1.1%	944	0.8%	80	9.3%
Operating income (loss)	(3,736)	(4.6)%	10,687	9.1%	14,423	(386.1)%
Nonoperating retirement benefit expense	359	0.4%	(1,088)	(0.9)%	(1,447)	(403.1)%
Interest income	(1)	(0.0)%	(6)	(0.0)%	(5)	500.0%
Interest expense	298	0.4%	514	0.4%	216	72.5%
Income (loss) before income taxes	(4,392)	(5.4)%	11,267	9.6%	15,659	(356.5)%
Provision for (benefit from) income taxes	(760)	(0.9)%	2,783	2.4%	3,543	(466.2)%
Net income (loss)	$(3,632)	(4.4)%	$8,484	7.2%	$12,116	(333.6)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2021	2022	Amount	%
Net revenues (dollars in thousands)
Aerospace	$30,601	$52,918	$22,317	72.9%
Chemical processing	15,068	22,850	7,782	51.6%
Industrial gas turbine	16,436	24,788	8,352	50.8%
Other markets	15,546	9,755	(5,791)	(37.3)%
Total product revenue	77,651	110,311	32,660	42.1%
Other revenue	4,412	6,745	2,333	52.9%
Net revenues	$82,063	$117,056	$34,993	42.6%
Pounds by market (in thousands)
Aerospace	1,177	1,808	631	53.6%
Chemical processing	682	870	188	27.6%
Industrial gas turbine	1,064	1,416	352	33.1%
Other markets	599	244	(355)	(59.3)%
Total shipments	3,522	4,338	816	23.2%
Average selling price per pound
Aerospace	$26.00	$29.27	$3.27	12.6%
Chemical processing	22.09	26.26	4.17	18.9%
Industrial gas turbine	15.45	17.51	2.06	13.3%
Other markets	25.95	39.98	14.03	54.1%
Total product (excluding other revenue)	22.05	25.43	3.38	15.3%
Total average selling price (including other revenue)	$23.30	$26.98	$3.68	15.8%

Net Revenues.  Net revenues were $117.1 million in the second quarter of fiscal 2022, an increase of 42.6% from $82.1 million in the same period of fiscal 2021.   Volume was 4.3 million pounds in the second quarter of fiscal 2022, an increase of 23.2% from 3.5 million pounds in the same period of fiscal 2021.  The increase in pounds sold is due to the demand recovery and strong sales in the aerospace market, which increased by 53.6%, as well as the chemical processing and industrial gas turbine markets, which increased by 27.6% and 33.1%, respectively, from the second quarter of fiscal 2021.  The product average selling price was $25.43 per pound in the second quarter of fiscal 2022, an increase of 15.3% from $22.05 per pound in the same period of fiscal 2021.   The increase in product average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.75, along with a higher-value product mix and price increases, which increased average selling price per pound by approximately $0.63.

Sales to the aerospace market were $52.9 million in the second quarter of fiscal 2022, an increase of 72.9% from $30.6 million in the same period of fiscal 2021, due to a 53.6% increase in volume and a 12.6% increase in average selling price per pound. The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine build rates. Additionally, demand in the second quarter of fiscal 2021 was depressed by the COVID-19 pandemic, that decreased demand for air travel resulting in decreased demand for new planes and maintenance parts. The increase in average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.65, along with a higher-value product mix and other pricing factors, which increased average selling price per pound by approximately $0.62.

Sales to the chemical processing market were $22.9 million in the second quarter of fiscal 2022, an increase of 51.6% from $15.1 million in the same period of fiscal 2021, due to a 27.6% increase in volume and an 18.9% increase in average selling price per pound. Volume was higher as industrial activity increased with economies continuing to reopen from pandemic shutdowns as well as increases in oil prices resulting in expanded capital expenditures in the sector.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.85 along with a higher-value product mix and other pricing factors, which increased average selling price per pound by approximately $1.32.

Sales to the industrial gas turbine market were $24.8 million in the second quarter of fiscal 2022, an increase of 50.8% from $16.4 million for the same period of fiscal 2021, due to a 33.1% increase in volume and a 13.3% increase in average selling price per pound.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.69 along with other pricing considerations which increased average selling price per pound by approximately $0.25, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.88.

Sales to other markets were $9.8 million in the second quarter of fiscal 2022, a decrease of 37.3% from $15.5 million in the same period of fiscal 2021, due to a 59.3% decrease in volume, partially offset by a 54.1% increase in average selling price per pound.  The decrease in volume was primarily attributable to lower shipments into the flue-gas desulphurization market which also contributed to an improved product mix.  The average selling price per pound increase reflects a higher-value product mix and other pricing factors, which increased average selling price per pound by approximately $10.55, as well as higher market prices of raw materials, which increased average selling price per pound by approximately $3.48.

Other Revenue.  Other revenue was $6.7 million in the second quarter of fiscal 2022, an increase of 52.9% from $4.4 million in the same period of fiscal 2021.  The increase was due primarily to increased toll conversion.

Cost of Sales. Cost of sales was $93.6 million, or 80.0% of net revenues, in the second quarter of fiscal 2022 compared to $73.7 million, or 89.8% of net revenues, in the same period of fiscal 2021. The decrease in costs as a percentage of revenues was primarily attributable to variable cost saving measures that enable the Company to minimize the increase in costs in periods of higher net revenues.  Additionally, higher volumes sold during the quarter improved the utilization of fixed costs and eliminated the requirement that fixed costs be directly expensed, as was the case in the second quarter of fiscal 2021, which had $2.8 million of costs directly expensed to Cost of Sales.

Gross Profit.  As a result of the above factors, gross profit was $23.4 million for the second quarter of fiscal 2022, an increase of $15.0 million from the same period of fiscal 2021. Gross profit as a percentage of net revenue increased to 20.0% in the second quarter of fiscal 2022 as compared to 10.2% in the same period of fiscal 2021.  The second quarter of fiscal 2021 was adversely impacted by the COVID-19 pandemic as volumes were significantly reduced.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $11.8 million for the second quarter of fiscal 2022, an increase of $0.5 million, or 4.7%, from the same period of fiscal 2021.  Selling, general and administrative expense as a percentage of net revenues decreased to 10.1% for the second quarter of fiscal 2022 compared to 13.7% for the same period of fiscal 2021, largely driven by higher net revenues.  Higher foreign exchange losses as well as general inflation were the primary drivers of the increased expense in the second quarter of fiscal 2022.  Additionally, some temporary cost containment initiatives that were in place during the first quarter of fiscal 2021, in response to the COVID-19 pandemic, were subsequently ended, which contributed to the higher expense in the second quarter of fiscal 2022 as compared to the same period of fiscal 2021.

Research and Technical Expense.  Research and technical expense was $0.9 million, or 0.8% of net revenue, for the second quarter of fiscal 2022, compared to $0.9 million, or 1.1% of net revenue, in the same period of fiscal 2021.

Operating Income/(Loss).  As a result of the above factors, including increased sales volume and higher pricing as well as improved gross profit, operating income in the second quarter of fiscal 2022 was $10.7 million compared to operating loss of $(3.7) million in the same period of fiscal 2021.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was a benefit of $1.1 million in the second quarter of fiscal 2022 compared to an expense of $0.4 million in the same period of fiscal 2021.  The difference was primarily driven by a favorable actuarial valuation of the U.S. pension plan liability as of September 30, 2021 caused by a higher-than-expected return on plan assets coupled with a higher discount rate.  The amortization of this favorable valuation is recorded as a benefit to Nonoperating retirement benefit expense.

Income Taxes. Income tax expense was $2.8 million in the second quarter of fiscal 2022, a difference of $3.5 million from an income tax benefit of $0.8 million in the second quarter of fiscal 2021, driven primarily by a difference in income (loss) before income taxes of $15.7 million.

Net Income/(Loss).  As a result of the above factors, net income in the second quarter of fiscal 2022 was $8.5 million, compared to net loss of $(3.6) million in the same period of fiscal 2021.

Results of Operations for the Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

	Six Months Ended March 31,				Change
	2021		2022		Amount	%
Net revenues	$154,240	100.0%	$216,486	100.0%	$62,246	40.4%
Cost of sales	144,868	93.9%	175,296	81.0%	30,428	21.0%
Gross profit	9,372	6.1%	41,190	19.0%	31,818	339.5%
Selling, general and administrative expense	20,990	13.6%	23,144	10.7%	2,154	10.3%
Research and technical expense	1,651	1.1%	1,849	0.9%	198	12.0%
Operating income (loss)	(13,269)	(8.6)%	16,197	7.5%	29,466	(222.1)%
Nonoperating retirement benefit expense	718	0.5%	(2,176)	(1.0)%	(2,894)	(403.1)%
Interest income	(5)	(0.0)%	(14)	(0.0)%	(9)	180.0%
Interest expense	602	0.4%	814	0.4%	212	35.2%
Income (loss) before income taxes	(14,584)	(9.5)%	17,573	8.1%	32,157	(220.5)%
Provision for (benefit from) income taxes	(2,925)	(1.9)%	4,430	2.0%	7,355	(251.5)%
Net income (loss)	$(11,659)	(7.6)%	$13,143	6.1%	$24,802	(212.7)%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended
	March 31,		Change
	2021	2022	Amount	%
Net revenues (dollars in thousands)
Aerospace	$55,156	$101,373	$46,217	83.8%
Chemical processing	30,324	40,300	9,976	32.9%
Industrial gas turbine	30,403	39,386	8,983	29.5%
Other markets	28,325	24,242	(4,083)	(14.4)%
Total product revenue	144,208	205,301	61,093	42.4%
Other revenue	10,032	11,185	1,153	11.5%
Net revenues	$154,240	$216,486	$62,246	40.4%
Pounds by market (in thousands)
Aerospace	2,081	3,672	1,591	76.5%
Chemical processing	1,283	1,664	381	29.7%
Industrial gas turbine	1,862	2,215	353	19.0%
Other markets	1,088	664	(424)	(39.0)%
Total shipments	6,314	8,215	1,901	30.1%
Average selling price per pound
Aerospace	$26.50	$27.61	$1.11	4.2%
Chemical processing	23.64	24.22	0.58	2.5%
Industrial gas turbine	16.33	17.78	1.45	8.9%
Other markets	26.03	36.51	10.48	40.3%
Total product (excluding other revenue)	22.84	24.99	2.15	9.4%
Total average selling price (including other revenue)	$24.43	$26.35	$1.92	7.9%

Net Revenues.  Net revenues were $216.5 million in the first six months of fiscal 2022, an increase of 40.4% from $154.2 million in the same period of fiscal 2021.   Volume was 8.2 million pounds in the first six months of fiscal 2022, an increase of 30.1% from 6.3 million pounds in the same period of fiscal 2021.  The increase in pounds sold is due to the demand recovery and strong sales in the aerospace market, which increased by 83.8%, as well as the chemical processing and industrial gas turbine markets, which increased by 32.9% and 29.5%, respectively, from the first six months of fiscal 2021.  The product average selling price was $24.99 per pound in the first six months of fiscal 2022, an increase of 9.4% from $22.84 per pound in the same period of fiscal 2021.   The increase in product average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.38, along with other pricing considerations, which increased average selling price per pound by approximately $0.22, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.45.

Sales to the aerospace market were $101.4 million in the first six months of fiscal 2022, an increase of 83.8% from $55.2 million in the same period of fiscal 2021, due to a 76.5% increase in volume and a 4.2% increase in average selling price per pound.   The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine build rates. Additionally, demand in the first six months of fiscal 2021 was depressed by the COVID-19 pandemic, that decreased demand for air travel resulting in decreased demand for new planes and maintenance parts.  The increase in average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.19 and other pricing factors which increased average selling price per pound by approximately $0.21, partially offset with a lower-value product mix, which decreased average selling price per pound by approximately $1.29.

Sales to the chemical processing market were $40.3 million in the first six months of fiscal 2022, an increase of 32.9% from $30.3 million in the same period of fiscal 2021, due to a 29.7% increase in volume and a 2.5% increase in average selling price per pound. Volume was higher as industrial activity increased with economies continuing to reopen from pandemic shutdowns as well as increases in oil prices resulting in expanded capital expenditures in the sector.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.56, along with other pricing considerations which increased average selling price per pound by approximately $0.43, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $2.41.

Sales to the industrial gas turbine market were $39.4 million in the first six months of fiscal 2022, an increase of 29.5% from $30.4 million for the same period of fiscal 2021, due to a 19.0% increase in volume and an 8.9% increase in average selling price per pound.

The higher volume was a result of overall increased demand in the market as well as timing of deliveries to one of the Company’s larger customers.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $2.33 along with other pricing considerations which increased average selling price per pound by approximately $0.24, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $1.12.

Sales to other markets were $24.2 million in the first six months of fiscal 2022, a decrease of 14.4% from $28.3 million in the same period of fiscal 2021, due to a 39.0% decrease in volume, partially offset by a 40.3% increase in average selling price per pound.  The decrease in volume was primarily attributable to lower shipments into the flue-gas desulphurization market which also contributed to an improved product mix.  The average selling price per pound increase reflects a higher-value product mix and other pricing factors, which increased average selling price per pound by approximately $7.38, as well as higher market prices of raw materials, which increased average selling price per pound by approximately $3.10.

Other Revenue.   Other revenue was $11.2 million in the first six months of fiscal 2022, an increase of 11.5% from $10.0 million in the same period of fiscal 2021. The increase was primarily due to increased sales of scrap material and toll conversion.

Cost of Sales.   Cost of sales was $175.3 million, or 81.0% of net revenues, in the first six months of fiscal 2022 compared to $144.9 million, or 93.9% of net revenues, in the same period of fiscal 2021.  The decrease in costs as a percentage of revenues was primarily attributable to variable cost saving measures that enable the Company minimize the increase in costs in periods of higher net revenues.  Additionally, higher volumes sold during the quarter eliminated the requirement that fixed costs be directly expensed, as was the case first six months of fiscal 2021, which had $8.7 million of costs directly expensed to Cost of Sales.

Gross Profit.   As a result of the above factors, gross profit was $41.2 million for the first six months of fiscal 2022, an increase of $31.8 million from the same period of fiscal 2021. Gross profit as a percentage of net revenue increased to 19.0% in the first six months of fiscal 2021 as compared to 6.1% in the same period of fiscal 2021.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $23.1 million for the first six months of fiscal 2022, an increase of $2.2 million from the same period of fiscal 2021.  Selling, general and administrative expense as a percentage of net revenues decreased to 10.7 % for the first six months of fiscal 2022 compared to 13.6% for the same period of fiscal 2021, largely driven by a 40.4 percent increase in net revenues.  Higher foreign exchange losses as well as general inflation were the primary drivers of the increased expense in the second quarter of fiscal 2022.  Additionally, some temporary cost containment initiatives that were in place during the first quarter of fiscal 2021, in response to the COVID-19 pandemic, were subsequently ended, which contributed to the higher expense in the second quarter of fiscal 2022 as compared to the same period of fiscal 2021.

Research and Technical Expense.  Research and technical expense was $1.8 million, or 0.9% of net revenue, for the first six months of fiscal 2022, compared to $1.7 million, or 1.1% of net revenue, in the same period of fiscal 2021.

Operating Income/(Loss).  As a result of the above factors, including increased sales volume and higher pricing as well as improved gross profit, operating income in the first six months of fiscal 2022 was $16.2 million compared to operating loss of $(13.3) million in the same period of fiscal 2021.

Nonoperating retirement benefit expense.  Nonoperating retirement benefit expense was a benefit of $2.2 million in the first six months of fiscal 2022 compared to an expense of $0.7 million in the same period of fiscal 2021.  The difference was primarily driven by a favorable actuarial valuation of the U.S. pension plan liability as of September 30, 2021 caused by a higher-than-expected return on plan assets coupled with a higher discount rate.  The amortization of this favorable valuation is recorded as a benefit to Nonoperating retirement benefit expense.

Income Taxes.  Income tax expense was $4.4 million in the first six months of fiscal 2022, a difference of $7.4 million from an income tax benefit of $2.9 million during the same period of fiscal 2021, driven primarily by a difference in income (loss) before income taxes of $32.2 million.

Net Income/(Loss). As a result of the above factors, net income in the second quarter of fiscal 2022 was $13.1 million, compared to net loss of $(11.7) million in the same period of fiscal 2021.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $299.5 million at March 31, 2022, an increase of $60.8 million, or 25.5%, from $238.7 million at September 30, 2021. The increase resulted primarily from inventory increasing by $43.6 million and accounts receivable increasing by $17.4 million during the first six months of fiscal 2022.  The Company continued to build work-in-process inventory during the six-month period in response to the rapidly growing backlog.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $12.2 million at March 31, 2022, inclusive of $11.7 million that was held by foreign subsidiaries in various currencies, compared to $47.7 million at September 30, 2021.  Additionally, the Company had $21.5 million of borrowings against the line of credit outstanding as of March 31, 2022.

Net cash used in operating activities in the first six months of fiscal 2022 was $36.8 million compared to net cash provided by operating activities of $31.1 million in the first six months of fiscal 2021, a difference of $67.9 million.  Cash used in operating activities in the first six months of fiscal 2022 was unfavorably impacted by several factors: (i) an increase in inventory of $44.1 million during the first six months of fiscal 2022 as compared to a decrease in inventory of $22.2 million during the same period of fiscal 2021; (ii) an increase in accounts receivable of $17.8 million during the first six months of fiscal 2022 as compared to a decrease in accounts receivable of $5.9 million during the same period of fiscal 2021, and (iii) an increase in accounts payable and accrued expenses of $0.6 million during the first six months of fiscal 2022 as compared to an increase in accounts payable and accrued expenses of $7.5 million during the same period of fiscal 2021.  This was partially offset by net income of $13.1 million in the first six months of fiscal 2022 as compared to net loss of $(11.7) million during the same period of fiscal 2021.

Net cash used in investing activities was $7.7 million in the first six months of fiscal 2022, which was higher than cash used in investing activities of $2.1 million during the same period of fiscal 2021 due to higher additions to property, plant and equipment.  Capital spending in fiscal 2022 reflects a more normal level of investment after lower than historical levels of investment in fiscal 2021.

Net cash provided by financing activities was $9.2 million in the first six months of fiscal 2022, a difference of $16.2 million from cash used in financing activities of $6.9 million during the first six months of fiscal 2021.  This difference was primarily driven by a net borrowing of $21.5 million against the revolving line of credit during the first six months of fiscal 2022, partially offset by share repurchases of $6.8 million in the first six months of fiscal 2022 as compared to $0.2 million during the same period of fiscal 2021.  Dividends paid of $5.6 million during the first six months of fiscal 2022 were comparable to same period of fiscal 2021.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company, Wells Fargo Capital Finance, LLC and certain other lenders.  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).  As of March 31, 2022, the Credit Agreement had a $21.5 million balance.  As of the same date, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement.

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of March 31, 2022, the most recent required measurement date under the Credit Agreement, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

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

Future uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At March 31, 2022, the Company had cash of $12.2 million, an outstanding balance of $21.5 million on the U.S. revolving credit facility (described above) and total remaining borrowing availability against the revolving credit facility of approximately $78.5 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Dividends to stockholders; and

● Pension and postretirement plan contributions.

Capital investment in the first six months of fiscal 2022 was $7.7 million, and total forecasted capital spending in fiscal 2022 is expected to be $17.7 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of March 31, 2022:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility fees(1)	$22,668	$22,433	$235	$—	$—
Operating lease obligations	3,453	1,537	1,403	476	37
Finance lease obligations	14,186	1,018	2,063	2,087	9,018
Raw material contracts (primarily nickel)	44,360	44,360	—	—	—
Capital projects and other commitments	2,652	2,652	—	—	—
Pension plan(2)	22,781	6,095	12,000	4,686	—
Non-qualified pension plans	575	95	190	190	100
Other postretirement benefits(3)	83,631	3,459	6,817	6,234	67,121
Environmental post-closure monitoring	566	71	163	144	188
Total	$194,872	$81,720	$22,871	$13,817	$76,464

(1)	As of March 31, 2022, the revolver balance was $21,500. The current obligation also consists of unused line fees and interest on the revolver balance
(2)

The Company has a funding obligation to contribute $22,781 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2022. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended March 31, 2022, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2022, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in Part I Item IA of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we are exposed to certain risks and uncertainties which could have a material adverse impact on our business, financial condition and operating results as a result of geopolitical events such as the recent Russian invasion of Ukraine.

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

We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability of these materials may be influenced by private or government cartels, changes in world politics, trade sanctions as a result of geopolitical events such as war, additional regulation, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation, general economic conditions and export quotas imposed by governments in nations with rare earth element supplies.  The ability of key material suppliers to meet quality and delivery requirements or to provide materials on terms acceptable to us is beyond our control and can also impact our ability to meet commitments to customers. The COVID-19 pandemic has adversely affected the availability of certain raw materials through its effects on the labor market, availability of transportation for materials and other factors.  Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also decrease availability, thereby adversely affect our business.  The implementation of trade sanctions could result in reduced availability of certain raw materials or result in the need for the Company to find alternative sources of supply at a higher cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees to satisfy income tax withholding obligations related to share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	1,151	$41.78	—	$—
February 1-28, 2022	3,504	37.36	—	—
March 1-31, 2022	419	37.53	—	—
Total	5,074	$38.38	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-140194 filed with the SEC on January 25, 2007).

3.2

Amended and Restated By-Laws of Haynes International, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 filed with the SEC on April 30, 2020).

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 filed with the SEC on February 8, 2010).

10.1

Amendment No. 1 to Executive Employment  Agreement  between Haynes International, Inc. and Michael L. Shor (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2022).

10.2

Form of Amendment No 1 to Termination Benefits Agreements with the Company’s Named Executive Officers (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on January 13, 2022)

10.3

Amendment No. 1 to Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on January 21, 2022).

31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: April 28, 2022

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: April 28, 2022