Form 10-Q
period 2022-06-30
HAYNES INTERNATIONAL INC
filed 2022-07-28
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 28, 2022, the registrant had 12,462,478 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$47,726	$9,438
Accounts receivable, less allowance for doubtful accounts of $553 and $739 at September 30, 2021 and June 30, 2022, respectively	57,964	79,562
Inventories	248,495	344,088
Income taxes receivable	1,292	12
Other current assets	6,129	4,595
Total current assets	361,606	437,695
Property, plant and equipment, net	147,248	144,216
Deferred income taxes	16,397	12,077
Other assets	10,829	10,708
Goodwill	4,789	4,789
Other intangible assets, net	5,586	5,039
Total assets	$546,455	$614,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,680	$66,437
Accrued expenses	20,100	17,871
Income taxes payable	379	1,751
Accrued pension and postretirement benefits	3,554	3,554
Revolving credit facilities	—	46,500
Deferred revenue—current portion	2,500	2,500
Total current liabilities	74,213	138,613
Long-term obligations (less current portion)	8,301	8,030
Deferred revenue (less current portion)	10,329	8,454
Deferred income taxes	3,459	3,361
Operating lease liabilities	664	764
Accrued pension benefits (less current portion)	26,663	20,698
Accrued postretirement benefits (less current portion)	79,505	80,531
Total liabilities	203,134	260,451
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,757,778 and 12,825,922 shares issued and 12,562,140 and 12,462,478 shares outstanding at September 30, 2021 and June 30, 2022, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	262,057	265,154
Accumulated earnings	101,015	121,495
Treasury stock, 195,638 shares at September 30, 2021 and 363,444 shares at June 30, 2022	(7,423)	(14,218)
Accumulated other comprehensive loss	(12,341)	(18,371)
Total stockholders’ equity	343,321	354,073
Total liabilities and stockholders’ equity	$546,455	$614,524

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Net revenues	$88,143	$130,165	$242,383	$346,651
Cost of sales	74,485	96,943	219,353	272,239
Gross profit	13,658	33,222	23,030	74,412
Selling, general and administrative expense	11,475	11,847	32,465	34,991
Research and technical expense	831	957	2,482	2,806
Operating income (loss)	1,352	20,418	(11,917)	36,615
Nonoperating retirement benefit expense (income)	359	(1,088)	1,077	(3,264)
Interest income	(4)	(1)	(9)	(15)
Interest expense	298	750	900	1,564
Income (loss) before income taxes	699	20,757	(13,885)	38,330
Provision for (benefit from) income taxes	277	5,149	(2,648)	9,579
Net income (loss)	$422	$15,608	$(11,237)	$28,751
Net income (loss) per share:
Basic	$0.03	$1.25	$(0.91)	$2.30
Diluted	$0.03	$1.24	$(0.91)	$2.28
Weighted Average Common Shares Outstanding
Basic	12,515	12,339	12,507	12,346
Diluted	12,676	12,459	12,507	12,507

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Net income (loss)	$422	$15,608	$(11,237)	$28,751
Other comprehensive income (loss), net of tax:
Pension and postretirement	1,528	—	4,583	(1)
Foreign currency translation adjustment	827	(5,169)	5,409	(6,029)
Other comprehensive income (loss)	2,355	(5,169)	9,992	(6,030)
Comprehensive income (loss)	$2,777	$10,439	$(1,245)	$22,721

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2021 and 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2021	12,688,730	$13	259,796	$103,721	$(2,675)	$(66,964)	$293,891
Net income (loss)				422			422
Dividends paid and accrued ($0.22 per share)				(2,814)			(2,814)
Other comprehensive income (loss)						2,355	2,355
Stock compensation			1,158				1,158
Balance June 30, 2021	12,688,730	$13	$260,954	$101,329	$(2,675)	$(64,609)	$295,012

Balance March 31, 2022	12,458,953	$13	$264,098	$108,619	$(14,218)	$(13,202)	$345,310
Net income (loss)				15,608			15,608
Dividends paid and accrued ($0.22 per share)				(2,732)			(2,732)
Other comprehensive income (loss)						(5,169)	(5,169)
Exercise of stock options	3,025		124				124
Issue restricted stock (less forfeitures)	500						—
Stock compensation			932				932
Balance June 30, 2022	12,462,478	$13	$265,154	$121,495	$(14,218)	$(18,371)	$354,073

	Nine Months Ended June 30, 2021 and 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(11,237)			(11,237)
Dividends paid and accrued ($0.66 per share)				(8,377)			(8,377)
Other comprehensive income (loss)						9,992	9,992
Issue restricted stock (less forfeitures)	55,518						—
Vesting of restricted stock	21,280						—
Purchase of treasury stock	(10,439)				(238)		(238)
Stock compensation			3,371				3,371
Balance June 30, 2021	12,688,730	$13	$260,954	$101,329	$(2,675)	$(64,609)	$295,012

Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income (loss)				28,751			28,751
Dividends paid and accrued ($0.66 per share)				(8,271)			(8,271)
Other comprehensive income (loss)						(6,030)	(6,030)
Exercise of stock options	9,558		347				347
Issue restricted stock (less forfeitures)	25,682						—
Vesting of restricted stock	32,904						—
Purchase of treasury stock	(167,806)				(6,795)		(6,795)
Stock compensation			2,750				2,750
Balance June 30, 2022	12,462,478	$13	$265,154	$121,495	$(14,218)	$(18,371)	$354,073

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net income (loss)	$(11,237)	$28,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,383	13,810
Amortization	350	547
Pension and post-retirement expense - U.S. and U.K.	6,119	1,650
Change in long-term obligations	(24)	(15)
Stock compensation expense	3,371	2,750
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	(3,865)	4,182
Loss on disposition of property	23	5
Change in assets and liabilities:
Accounts receivable	145	(24,312)
Inventories	18,468	(98,880)
Other assets	(275)	1,666
Accounts payable and accrued expenses	18,009	18,045
Income taxes	2,830	2,666
Accrued pension and postretirement benefits	(6,232)	(6,589)
Net cash provided by (used in) operating activities	40,190	(57,599)
Cash flows from investing activities:
Additions to property, plant and equipment	(4,155)	(11,464)
Net cash used in investing activities	(4,155)	(11,464)
Cash flows from financing activities:
Revolving credit facility borrowings	—	64,500
Revolving credit facility repayments	—	(18,000)
Dividends paid	(8,395)	(8,329)
Proceeds from exercise of stock options	—	347
Payment for purchase of treasury stock	(238)	(6,795)
Payment for debt issuance cost	(997)	—
Payments on long-term obligations	(161)	(183)
Net cash used in financing activities	(9,791)	31,540
Effect of exchange rates on cash	682	(765)
Increase (decrease) in cash and cash equivalents:	26,926	(38,288)
Cash and cash equivalents:
Beginning of period	47,238	47,726
End of period	$74,164	$9,438
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$654	$1,004
Income taxes paid (refunded), net	$(1,658)	$2,521
Capital expenditures incurred but not yet paid	$53	$424
Dividends declared but not yet paid	$121	$152

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022 or any other interim period.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2021 and June 30, 2022, accounts receivable with customers were $58,517 and $80,301, respectively. Allowance for doubtful accounts as of September 30, 2021 and June 30, 2022 were $553 and $739, respectively, and are presented within accounts receivable, less allowance for doubtful accounts on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2021 and June 30, 2022, no contract liabilities have been recorded except for $12,829 and $10,954, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statements and $1,060 and $630, respectively, for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and nine months ended June 30, 2021 and 2022.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Net revenues
Aerospace	$33,950	$60,981	$89,106	$162,354
Chemical processing	17,010	24,180	47,334	64,480
Industrial gas turbine	17,835	23,991	48,238	63,377
Other markets	13,709	14,518	42,034	38,760
Total product revenue	82,504	123,670	226,712	328,971
Other revenue	5,639	6,495	15,671	17,680
Net revenues	$88,143	$130,165	$242,383	$346,651

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2021	2022
Raw Materials	$22,711	$26,819
Work-in-process	138,609	231,864
Finished Goods	85,797	83,939
Other	1,378	1,466
	$248,495	$344,088

Note 5.  Income Taxes

Income tax (benefit) expense for the three and nine months ended June 30, 2021 and 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended June 30, 2022 was 24.8% on $20,757 of income before income taxes compared to 39.6% on income before income taxes of $699 for the three months ended June 30, 2021.  The effective tax rate for the nine months ended June 30, 2022 was 25.0% on $38,330 of income before income taxes compared to 19.1% on loss before income taxes of $(13,885) for the nine months ended June 30, 2021.  Income tax expense in the first nine months of fiscal 2021 was unfavorably impacted by the lower stock price at the time of vesting of restricted stock as compared to the price when the stock was granted, which resulted in the Company not being able to fully utilize the deferred tax assets attributable to those shares.  The unfavorable tax expense resulted in a lower effective tax in a period in which the Company incurred a loss before income taxes.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2021 and 2022 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2021	2022	2021	2022	2021	2022	2021	2022
Service cost	$1,407	$1,182	$274	$456	$4,221	$3,546	$822	$1,368
Interest cost	1,808	1,923	572	559	5,424	5,769	1,718	1,677
Expected return	(3,978)	(3,561)	—	—	(11,934)	(10,683)	—	—
Amortizations	1,956	51	—	(60)	5,868	153	—	(180)
Net periodic benefit cost	$1,193	$(405)	$846	$955	$3,579	$(1,215)	$2,540	$2,865

The Company contributed $4,500 to Company-sponsored U.S. pension plans and $2,018 to its other post-retirement benefit plans for the nine months ended June 30, 2022. The Company expects to make contributions of $1,500 to its U.S. pension plan and $1,441 to its other post-retirement benefit plan for the remainder of fiscal 2022.  Additional contributions may be made to the U.S. pension plan as part of the Company’s capital allocation strategy, however, the amounts and timing have not yet been determined.

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

As of September 30, 2021 and June 30, 2022, the Company had accrued $566 for post-closure monitoring and maintenance activities, of which $496 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at June 30, 2022.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of June 30, 2022.

During the first nine months of fiscal 2022, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $119 and $225 for the three-month periods ended June 30, 2021 and 2022, respectively, and $350 and $547 for the nine-month periods ended June 30, 2021 and 2022, respectively.  The following represents a summary of intangible assets at September 30, 2021 and June 30, 2022.

	Gross	Accumulated	Carrying
September 30, 2021	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(995)	1,105
Other	997	(316)	681
	$6,897	$(1,311)	$5,586

	Gross	Accumulated	Carrying
June 30, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,095)	1,005
Other	997	(763)	234
	$6,897	$(1,858)	$5,039

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2022	$229
2023	167
2024	126
2025	123
2026	120
Thereafter	474

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2021	2022	2021	2022
Numerator: Basic and Diluted
Net income (loss)	$422	$15,608	$(11,237)	$28,751
Dividends paid and accrued	(2,814)	(2,732)	(8,377)	(8,271)
Undistributed income (loss)	(2,392)	12,876	(19,614)	20,480
Percentage allocated to common shares (a)	100.0%	99.0%	100.0%	99.0%
Undistributed income (loss) allocated to common shares	(2,392)	12,749	(19,614)	20,271
Dividends paid on common shares outstanding	2,776	2,705	8,263	8,187
Net income (loss) available to common shares	384	15,454	(11,351)	28,458
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,515,161	12,339,308	12,507,373	12,346,372
Adjustment for dilutive potential common shares	161,133	119,947	—	160,566
Weighted average shares outstanding - Diluted	12,676,294	12,459,255	12,507,373	12,506,938

Basic net income (loss) per share	$0.03	$1.25	$(0.91)	$2.30
Diluted net income (loss) per share	$0.03	$1.24	$(0.91)	$2.28

Number of stock option shares excluded as their effect would be anti-dilutive	411,917	218,787	376,203	254,133
Number of restricted stock shares excluded as their effect would be anti-dilutive	68,345	51,830	173,636	56,536
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	2,778	2,976	31,094	3,427
Number of performance share awards excluded as their effect would be anti-dilutive	48,373	47,896	62,975	51,466

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,515,161	12,339,308	12,507,373	12,346,372
Unvested participating shares	—	123,336	—	127,219
	12,515,161	12,462,644	12,507,373	12,473,591

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the nine months ended June 30, 2022:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2021	142,269	$26.78
Granted	32,204	$43.98
Forfeited / Canceled	(6,522)	$28.79
Vested	(44,615)	$29.88
Unvested at June 30, 2022	123,336	$30.04
Expected to vest	123,336	$30.04

Compensation expense related to restricted stock for the three months ended June 30, 2021 and 2022 was $529 and $375, respectively and for the nine months ended June 30, 2021 and 2022 was $1,547 and $1,120, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2022 was $1,593, to be recognized over a weighted average period of 1.06 years.  During the first nine months of fiscal 2022, the Company repurchased 13,798 shares of stock from employees at an average purchase price of $42.52 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the nine months ended June 30, 2022.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2021	7,398	$22.64
Granted	3,801	$44.07
Vested and deferred	(7,398)	$22.64
Unvested and deferred at June 30, 2022	3,801	$44.07
Vested and deferred at June 30, 2022	20,050	$29.23

Compensation expense related to deferred restricted stock for the three months ended June 30, 2021 and 2022 was $42 and $42, respectively, and for the nine months ended June 30, 2021 and 2022 was $146 and $126, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at June 30, 2022 was $70, to be recognized over a weighted average period of 0.42 years.  During the first nine months of fiscal 2022, the Company repurchased 1,151 shares of stock from employees at an average purchase price of $41.78 to satisfy required withholding taxes upon release of deferred restricted stock-based compensation.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the nine months ended June 30, 2022.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2021	87,193	$37.24
Granted	21,520	$61.04
Vested	(24,121)	$43.42
Forfeited / Canceled	(8,172)	$42.97
Unvested at June 30, 2022	76,420	$41.37

Compensation expense related to the performance shares for the three months ended June 30, 2021 and 2022 was $287 and $284, respectively, and for the nine months ended June 30, 2021 and 2022 was $796 and $737, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2022 was $1,527, to be recognized over a weighted average period of 1.34 years.

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

The stock-based employee compensation expense for stock options for the three months ended June 30, 2021 and 2022 was $301 and $231, respectively, and for the nine months ended June 30, 2021 and 2022 was $882 and $768, respectively. The remaining unrecognized compensation expense at June 30, 2022 was $886, to be recognized over a weighted average vesting period of 1.23 years.

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to stock options for the nine months ended June 30, 2022 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2021	702,576		$34.68
Granted	42,080		$44.07
Exercised	(9,558)		36.35
Forfeited/Canceled	(22,478)		$42.32
Outstanding at June 30, 2022	712,620	$1,596	$34.97	6.33	yrs.
Vested or expected to vest	647,629	$1,438	$34.97	4.13	yrs.
Exercisable at June 30, 2022	549,696	$640	$36.33	5.70	yrs.

Note 12.  Dividend

In the first, second and third quarters of fiscal 2022, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2021 to stockholders of record at the close of business on December 1, 2021, the second quarter dividend was paid on March 15, 2022 to stockholders of record at the close of business on March 1, 2022 and the third quarter dividend was paid on June 15, 2022 to stockholders of record at the close of business on June 1, 2022.  The dividend cash pay-outs were $2,811, $2,776 and $2,742 for the first, second and third quarters of fiscal 2022, respectively.

On July 28, 2022, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2022 to stockholders of record at the close of business on September 1, 2022.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2021	$(62,338)	$613	$(5,239)	$(66,964)
Other comprehensive income (loss) before reclassifications	—	—	827	827
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	1,940	—	—	1,940
Tax benefit	(463)	—	—	(463)
Net current-period other comprehensive income (loss)	1,528	—	827	2,355
Accumulated other comprehensive income (loss) as of June 30, 2021	$(60,810)	$613	$(4,412)	$(64,609)

	Three Months Ended June 30, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2022	$(14,700)	$8,925	$(7,427)	$(13,202)
Other comprehensive income (loss) before reclassifications	—	—	(5,169)	(5,169)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	8	(60)	—	(52)
Tax benefit	(12)	13	—	1
Net current-period other comprehensive income (loss)	47	(47)	(5,169)	(5,169)
Accumulated other comprehensive income (loss) as of June 30, 2022	$(14,653)	$8,878	$(12,596)	$(18,371)

	Nine Months Ended June 30, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2020	$(65,393)	$613	$(9,821)	$(74,601)
Other comprehensive income (loss) before reclassifications	—	—	5,409	5,409
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	5,819	—	—	5,819
Tax provision (benefit)	(1,390)	—	—	(1,390)
Net current-period other comprehensive income (loss)	4,583	—	5,409	9,992
Accumulated other comprehensive income (loss) as of June 30, 2021	$(60,810)	$613	$(4,412)	$(64,609)

	Nine Months Ended June 30, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	—	—	(6,029)	(6,029)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	25	(180)	—	(155)
Tax provision (benefit)	(41)	41	—	—
Net current-period other comprehensive income (loss)	138	(139)	(6,029)	(6,030)
Accumulated other comprehensive income (loss) as of June 30, 2022	$(14,653)	$8,878	$(12,596)	$(18,371)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	June 30,
	2021	2022
Finance lease obligations	$7,613	$7,444
Environmental post-closure monitoring and maintenance activities	566	566
Long-term disability	231	215
Deferred dividends	210	152
Less amounts due within one year	(319)	(347)
Long-term obligations (less current portion)	$8,301	$8,030

Note 16.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of June 30, 2022, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2021 or June 30, 2022.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Foreign currency transactional gain (loss)	$14	$1,994	$(528)	$2,284
Foreign exchange forward contract gain (loss)	$(176)	$(2,183)	$(3)	$(3,642)
Net gain (loss) included in selling, general and administrative expense	$(162)	$(189)	$(531)	$(1,358)

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

Raw Material Sourcing and Availability

Recent geopolitical events with the Russian invasion of Ukraine have prompted economic sanctions on Russia.  Prior to the war in Ukraine, the Company sourced approximately 95% of its nickel requirements from Canada with the remaining 5% from Russia.  In reaction to the Russian invasion into the Ukraine, the Company has ceased all future purchases of nickel from Russia as well as other raw materials such as chrome.  At this time, the Company believes it has secured sufficient supply of raw materials from sources outside of Russia to meet its nickel requirements.

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in the second half of fiscal 2020 and the first half of fiscal 2021.  The Company returned to profitability in the third quarter of  fiscal 2021 and has continued to expand profitability in the fourth quarter of fiscal 2021 and the first nine months of fiscal 2022.  The Company expects continued increase in volume and profitability primarily driven by the expected continued recovery of the aerospace market.  The aerospace supply chain in particular was negatively impacted by the pandemic. Based upon published projections of aircraft engine builds, the Company currently expects monthly aerospace revenues to return to pre-pandemic levels by the end of fiscal 2022.

Dividends Paid and Declared

In the first, second and third quarters of fiscal 2022, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2021 to stockholders of record at the close of business on December 1, 2021, the second quarter dividend was paid on March 15, 2022 to stockholders of record at the close of business on March 1, 2022 and the third quarter dividend was paid on June 15, 2022 to stockholders of record at the close of business on June 1, 2022.  The total dividend cash pay-outs in each of the first, second and third quarters were approximately $2.8 million based on the number of shares outstanding.

On July 28, 2022, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2022 to stockholders of record at the close of business on September 1, 2022.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first nine months of fiscal 2022, capital investment was $11.5 million, and total planned capital expenditures for fiscal 2022 are expected to be approximately $15.0 million, which is lower than the previous estimate of $17.7 million due to equipment supply constraints. The Company does not expect any impact on operations as a result of these constraints.

Pension and Postretirement Plans

The Company’s U.S. pension glide path strategy, adopted in fiscal 2021, is in place with changes to the asset allocation including a customized liability-driven investing strategy, which is intended to reduce interest rate and equity risks. The Company expects significantly reduced volatility going forward related to the pension funding percentage (the U.S. pension plan is currently approximately 92% funded) and reduced pension and postretirement expense ($6.0 million less in fiscal year 2021 vs. 2022). As of the end of the third quarter of fiscal 2022, the U.S. net pension liability was approximately $20.7 million, a reduction of $85.1 million below the $105.8 million on the balance sheet at the beginning of fiscal 2021. Inclusive of the retiree healthcare liability and U.K. pension asset, the net liability decrease is $98.1 million since the beginning of fiscal year 2021.

Volume and Pricing

Demand continues to improve and volumes continue to increase with 4.5 million pounds shipped in the third quarter of fiscal 2022, representing a sequential increase of 4.7% and a year-over-year increase of 21.7%.  Aerospace volumes were 2.1 million pounds in the quarter, representing a sequential increase of 18.5% and a year-over-year increase of 58.2%.  This quarter’s aerospace volume was 83% of the pre-pandemic levels of the average fiscal 2019 volume (aerospace net sales were 95% of pre-pandemic 2019 average).  The Company continues to expect to return to fiscal 2019 monthly run-rate shipment levels by the end of fiscal 2022.  Chemical processing volume increased sequentially 1.4% and year-over-year 8.4% driven by continued recovery from the pandemic and higher capital spending in the chemical sector.  Industrial gas turbine shipments decreased sequentially (23.0)%, after last quarter’s sequential increase of 77%, and a (5.0)% decrease year-over-year, due to timing of certain shipments. Other markets sequentially increased 75.0%, due to lower shipments into the flue-gas desulphurization market in the previous quarter, and year-over-year by 2.9%.  Overall, volumes are expected to continue to increase with the extremely high level of incoming orders.

The Company has an ongoing strategy of increasing pricing and margins, recognizing the high-value, differentiated products and services it offers. The Company implemented multiple price increases for contract and non-contract business as market conditions improved and in response to higher inflation.  Customer long-term agreements have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items.  The product average selling price per pound in the third quarter of fiscal 2022 was $27.23, which increased 7.1% sequentially and 23.1% year-over-year due to the noted price increases, raw material adjustors as well as a higher value product mix.

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

Net Revenue and Gross Profit Margin Performance

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2021 and YTD 2022
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2020	2021	2021	2021	2021	2022	2022
Net Revenues	$72,177	$82,063	$88,143	$95,278	$99,430	$117,056	$130,165
Gross Profit Margin	$987	$8,385	$13,658	$16,700	$17,777	$23,413	$33,222
Gross Profit Margin %	1.4%	10.2%	15.5%	17.5%	17.9%	20.0%	25.5%

This quarter showed significant profitability leverage with increasing volumes to 4.5 million pounds shipped, showing continued traction and momentum as volumes recover along with rising raw material tailwinds. Gross margins continued to increase with a 25.5% gross margin this quarter compared to 20.0% last quarter (a 550 basis point improvement) and 15.5% in the third quarter of last year (a 1,000 basis point improvement). The Company has implemented focus initiatives designed to increase pricing and reduce costs. These initiatives, combined with improved volumes compared to the same quarter last year, has driven growth in gross margins and profitability at a much lower volume breakeven point. The Company previously needed to sell more than five million pounds to be profitable. Recent quarters demonstrate the Company’s successful reduction of its breakeven point by roughly 25% with the current mix.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2021	2021	2021	2021	2022	2022
Backlog(1)
Dollars (in thousands)	$145,143	$140,892	$150,915	$175,299	$217,477	$280,687	$338,178
Pounds (in thousands)	5,607	5,622	6,642	7,084	8,931	10,654	12,125
Average selling price per pound	$25.89	$25.06	$22.72	$24.75	$24.35	$26.35	$27.89
Average nickel price per pound
London Metals Exchange(2)	$7.62	$7.47	$8.14	$8.80	$9.10	$15.47	$11.71
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

The Company experienced continued high levels of order entry over the past quarter across each of its core markets totaling $181.5 million, led by aerospace, which had a $100.1 million order entry and a 1.6 book-to-bill ratio (customer orders divided by net revenues).  Backlog was a record $338.2 million at June 30, 2022, an increase of $57.5 million, or 20.5%, from $280.7 million at March 31, 2022.  Backlog pounds at June 30, 2022 increased 13.8% during the third quarter to approximately 12.1 million pounds, which is the highest level of backlog pounds in the Company’s history.  The average selling price of products in the Company’s backlog increased to $27.89 per pound at June 30, 2022 from $26.35 per pound at March 30, 2022.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2021	2021	2021	2021	2022	2022
Net revenues (in thousands)
Aerospace	$24,555	$30,601	$33,950	$38,966	$48,455	$52,918	$60,981
Chemical processing	15,256	15,068	17,010	15,813	17,450	22,850	24,180
Industrial gas turbines	13,967	16,436	17,835	18,534	14,598	24,788	23,991
Other markets	12,779	15,546	13,709	16,056	14,487	9,755	14,518
Total product revenue	66,557	77,651	82,504	89,369	94,990	110,311	123,670
Other revenue	5,620	4,412	5,639	5,909	4,440	6,745	6,495
Net revenues	$72,177	$82,063	$88,143	$95,278	$99,430	$117,056	$130,165

Shipments by markets (in thousands of pounds)
Aerospace	904	1,177	1,354	1,528	1,864	1,808	2,142
Chemical processing	601	682	814	722	794	870	882
Industrial gas turbines	798	1,064	1,147	1,178	799	1,416	1,090
Other markets	489	599	415	538	420	244	427
Total shipments	2,792	3,522	3,730	3,966	3,877	4,338	4,541

Average selling price per pound
Aerospace	$27.16	$26.00	$25.07	$25.50	$26.00	$29.27	$28.47
Chemical processing	25.38	22.09	20.90	21.90	21.98	26.26	27.41
Industrial gas turbines	17.50	15.45	15.55	15.73	18.27	17.51	22.01
Other markets	26.13	25.95	33.03	29.84	34.49	39.98	34.00
Total product (product only; excluding other revenue)	23.84	22.05	22.12	22.53	24.50	25.43	27.23
Total average selling price (including other revenue)	$25.85	$23.30	$23.63	$24.02	$25.65	$26.98	$28.66

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2021		2022		Amount	%
Net revenues	$88,143	100.0%	$130,165	100.0%	$42,022	47.7%
Cost of sales	74,485	84.5%	96,943	74.5%	22,458	30.2%
Gross profit	13,658	15.5%	33,222	25.5%	19,564	143.2%
Selling, general and administrative expense	11,475	13.0%	11,847	9.1%	372	3.2%
Research and technical expense	831	0.9%	957	0.7%	126	15.2%
Operating income	1,352	1.5%	20,418	15.7%	19,066	1,410.2%
Nonoperating retirement benefit expense (income)	359	0.4%	(1,088)	(0.8)%	(1,447)	(403.1)%
Interest income	(4)	(0.0)%	(1)	(0.0)%	3	(75.0)%
Interest expense	298	0.3%	750	0.6%	452	151.7%
Income before income taxes	699	0.8%	20,757	15.9%	20,058	2,869.5%
Provision for income taxes	277	0.3%	5,149	4.0%	4,872	1,758.8%
Net income	$422	0.5%	$15,608	12.0%	$15,186	3,598.6%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2021	2022	Amount	%
Net revenues (dollars in thousands)
Aerospace	$33,950	$60,981	$27,031	79.6%
Chemical processing	17,010	24,180	7,170	42.2%
Industrial gas turbine	17,835	23,991	6,156	34.5%
Other markets	13,709	14,518	809	5.9%
Total product revenue	82,504	123,670	41,166	49.9%
Other revenue	5,639	6,495	856	15.2%
Net revenues	$88,143	$130,165	$42,022	47.7%
Pounds by market (in thousands)
Aerospace	1,354	2,142	788	58.2%
Chemical processing	814	882	68	8.4%
Industrial gas turbine	1,147	1,090	(57)	(5.0)%
Other markets	415	427	12	2.9%
Total shipments	3,730	4,541	811	21.7%
Average selling price per pound
Aerospace	$25.07	$28.47	$3.40	13.6%
Chemical processing	20.90	27.41	6.51	31.1%
Industrial gas turbine	15.55	22.01	6.46	41.5%
Other markets	33.03	34.00	0.97	2.9%
Total product (excluding other revenue)	22.12	27.23	5.11	23.1%
Total average selling price (including other revenue)	$23.63	$28.66	$5.03	21.3%

Net Revenues.  Net revenues were $130.2 million in the third quarter of fiscal 2022, an increase of 47.7% from the same period of fiscal 2021 due to increases in volume in key markets, combined with increases in average selling price per pound in all markets.  The 21.7% increase in pounds sold is due to the demand recovery and strong sales in the aerospace market, which increased by 58.2%, as well as the chemical processing market, which increased by 8.4% from the third quarter of fiscal 2021.  The product average selling price was $27.23 per pound in the third quarter of fiscal 2022, an increase of 23.1% from the same period of fiscal 2021.   The increase in product average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.40 and price increases and other sales factors, which increased average selling price per pound by approximately $1.03, along with a higher-value product mix, which increased average selling price per pound by approximately $0.68.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine build rates. Additionally, demand in the third quarter of fiscal 2021 was depressed by the COVID-19 pandemic, that decreased demand for air travel resulting in decreased demand for new planes and maintenance parts. The increase in average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.36 and price increases and other pricing factors, which increased average selling price per pound by approximately $0.97, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.93.

Volume to the chemical processing market was higher as industrial activity increased with economies continuing to reopen from pandemic shutdowns as well as increases in oil prices resulting in expanded capital expenditures in the sector.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.26 and price increases and other sales factors, which increased average selling price per pound by approximately $1.69 per pound, along with a higher-value product mix, which increased average selling price per pound by approximately $1.56.

The decrease in volume in the industrial gas turbine market is largely attributable to the timing of some lower-valued shipments that occurred in the second quarter of fiscal 2022 which resulted in a lower volume available to ship in the third quarter of fiscal 2022.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.57 and price increases and other sales factors, which increased average selling price per pound by approximately $0.44 per pound,  along with higher-value product mix which increased average selling price per pound by approximately $2.45.

The average selling price per pound increase to other markets reflects higher market prices of raw materials and other pricing factors, which increased average selling price per pound by approximately $3.43 and $1.51, respectively, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $3.97.

Other Revenue.  The increase in other revenue was due primarily to increased sales of scrap material.

Cost of Sales. The 10.0% decrease in cost of sales as a percentage of revenues was primarily attributable to variable cost saving measures that enable the Company to minimize the increase in costs in periods of higher net revenues.  Additionally, higher volumes sold during the quarter improved the utilization of fixed costs and eliminated the need for fixed costs to be directly expensed, as was the case in the third quarter of fiscal 2021, which had $2.0 million of costs directly expensed to Cost of Sales.

Gross Profit.  As a result of the above factors, gross profit was $33.2 million for the third quarter of fiscal 2022, an increase of $19.6 million from the same period of fiscal 2021. Gross profit as a percentage of net revenue increased to 25.5% in the third quarter of fiscal 2022 as compared to 15.5% in the same period of fiscal 2021.  The third quarter of fiscal 2021 was adversely impacted by the COVID-19 pandemic as volumes were significantly reduced.

Selling, General and Administrative Expense.  Selling, general and administrative expense as a percentage of net revenues decreased to 9.1% for the third quarter of fiscal 2022 compared to 13.0% for the same period of fiscal 2021, largely driven by higher net revenues.  Investments in consulting costs related to information system improvements as well as general inflation were the primary drivers of the increased expense in the third quarter of fiscal 2022.  Additionally, the Company increased its reserves on accounts receivable which also contributed to the increase in expense.

Nonoperating retirement benefit expense (income).  The difference in nonoperating retirement benefit expense was primarily driven by a favorable actuarial valuation of the U.S. pension plan liability as of September 30, 2021 caused by a higher-than-expected return on plan assets coupled with a higher discount rate.  The amortization of this favorable valuation is recorded as a benefit to nonoperating retirement benefit expense (income).

Income Taxes. The increase in income tax expense was driven primarily by a difference in income (loss) before income taxes of $20.1 million.

Results of Operations for the Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021

	Nine Months Ended June 30,				Change
	2021		2022		Amount	%
Net revenues	$242,383	100.0%	$346,651	100.0%	$104,268	43.0%
Cost of sales	219,353	90.5%	272,239	78.5%	52,886	24.1%
Gross profit	23,030	9.5%	74,412	21.5%	51,382	223.1%
Selling, general and administrative expense	32,465	13.4%	34,991	10.1%	2,526	7.8%
Research and technical expense	2,482	1.0%	2,806	0.8%	324	13.1%
Operating income (loss)	(11,917)	(4.9)%	36,615	10.6%	48,532	(407.3)%
Nonoperating retirement benefit expense (income)	1,077	0.4%	(3,264)	(0.9)%	(4,341)	(403.1)%
Interest income	(9)	(0.0)%	(15)	(0.0)%	(6)	66.7%
Interest expense	900	0.4%	1,564	0.5%	664	73.8%
Income (loss) before income taxes	(13,885)	(5.7)%	38,330	11.1%	52,215	(376.1)%
Provision for (benefit from) income taxes	(2,648)	(1.1)%	9,579	2.8%	12,227	(461.7)%
Net income (loss)	$(11,237)	(4.6)%	$28,751	8.3%	$39,988	(355.9)%

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended
	June 30,		Change
	2021	2022	Amount	%
Net revenues (dollars in thousands)
Aerospace	$89,106	$162,354	$73,248	82.2%
Chemical processing	47,334	64,480	17,146	36.2%
Industrial gas turbine	48,238	63,377	15,139	31.4%
Other markets	42,034	38,760	(3,274)	(7.8)%
Total product revenue	226,712	328,971	102,259	45.1%
Other revenue	15,671	17,680	2,009	12.8%
Net revenues	$242,383	$346,651	$104,268	43.0%
Pounds by market (in thousands)
Aerospace	3,435	5,814	2,379	69.3%
Chemical processing	2,097	2,546	449	21.4%
Industrial gas turbine	3,009	3,305	296	9.8%
Other markets	1,503	1,091	(412)	(27.4)%
Total shipments	10,044	12,756	2,712	27.0%
Average selling price per pound
Aerospace	$25.94	$27.92	$1.98	7.6%
Chemical processing	22.57	25.33	2.76	12.2%
Industrial gas turbine	16.03	19.18	3.15	19.7%
Other markets	27.97	35.53	7.56	27.0%
Total product (excluding other revenue)	22.57	25.79	3.22	14.3%
Total average selling price (including other revenue)	$24.13	$27.18	$3.05	12.6%

Net Revenues.  Net revenues were $346.7 million in the first nine months of fiscal 2022, an increase of 43.0% from $242.4 million in the same period of fiscal 2021 due primarily to volume increases in key markets and average selling price per pound increases in all markets.  The 27.0% increase in pounds sold is due to the demand recovery and strong sales in the aerospace market, which increased by 69.3%, as well as the chemical processing and industrial gas turbine markets, which increased by 21.4% and 9.8%, respectively, from the first nine months of fiscal 2021.  The product average selling price was $25.79 per pound in the first nine months of fiscal 2022, an increase of 14.3% in the same period of fiscal 2021.   The increase in product average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.31, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.09.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine build rates. Additionally, demand in the first nine months of fiscal 2021 was depressed by the COVID-19 pandemic, that decreased demand for air travel resulting in decreased demand for new planes and maintenance parts.  The increase in average selling price per pound largely reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.15 partially offset with a lower-value product mix, which decreased average selling price per pound by approximately $1.17.

Volume to the chemical processing market was higher as industrial activity increased with economies continuing to reopen from pandemic shutdowns as well as increases in oil prices resulting in expanded capital expenditures in the sector.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.27, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.51.

The higher volume to the industrial gas turbine market was a result of overall increased demand in the market as well as timing of deliveries to one of the Company’s larger customers.  The increase in average selling price per pound reflects higher market prices of raw materials, which increased average selling price per pound by approximately $3.39, partially offset by a lower-value product mix, which decreased average selling price per pound by approximately $0.24.

The decrease in volume to other markets was primarily attributable to lower shipments into the flue-gas desulphurization market which also contributed to an improved product mix.  The average selling price per pound increase reflects higher market prices of raw materials, which increased average selling price per pound by approximately $4.03 as well as a higher-value product mix and other pricing factors, which increased average selling price per pound by approximately $3.53.

Other Revenue.   The 12.8% increase in other revenue was primarily due to increased sales of scrap material.

Cost of Sales.   The decrease in cost of sales as a percentage of revenues was primarily attributable to variable cost saving measures that enable the Company minimize the increase in costs in periods of higher net revenues.  Additionally, higher volumes sold during the first nine months of fiscal 2022 eliminated the need for fixed costs be directly expensed, as was the case first nine months of fiscal 2021, which had $10.7 million of costs directly expensed to cost of sales.

Gross Profit.   As a result of the above factors, gross profit was $74.4 million for the first nine months of fiscal 2022, an increase of $51.4 million from the same period of fiscal 2021. Gross profit as a percentage of net revenue increased to 21.5% in the first nine months of fiscal 2021 as compared to 9.5% in the same period of fiscal 2021 which continued to be impacted by the COVID-19 pandemic.

Selling, General and Administrative Expense.  Selling, general and administrative expense as a percentage of net revenues decreased to 10.1 % for the first nine months of fiscal 2022 compared to 13.4% for the same period of fiscal 2021, largely driven by a 43.0% increase in net revenues.  Higher foreign exchange losses as well as general inflation were the primary drivers of the increased expense in the first nine months of fiscal 2022.  Additionally, some temporary cost containment initiatives that were in place during the first quarter of fiscal 2021, in response to the COVID-19 pandemic, were subsequently ended, which contributed to the higher expense in the first nine months of fiscal 2022 as compared to the same period of fiscal 2021.

Nonoperating retirement benefit expense (income).  The $4.3 million difference in nonoperating retirement benefit expense (income) was primarily driven by a favorable actuarial valuation of the U.S. pension plan liability as of September 30, 2021 caused by a higher-than-expected return on plan assets coupled with a higher discount rate.  The amortization of this favorable valuation is recorded as a benefit to nonoperating retirement benefit expense (income).

Income Taxes.  Income tax expense was $9.6 million in the first nine months of fiscal 2022, a $12.2 million difference from an income tax benefit of $2.7 million during the same period of fiscal 2021, driven primarily by a difference in income (loss) before income taxes of $52.2 million.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $339.3 million at June 30, 2022, an increase of $100.7 million, or 42.2%, from $238.7 million at September 30, 2021. The increase resulted primarily from inventory increasing by $95.6 million and accounts receivable increasing by $21.6 million during the first nine months of fiscal 2022, partially offset by accounts payable and accrued expenses increasing by $16.5 million during the same period.  The Company continued to build work-in-process inventory during the nine-month period in response to the rapidly growing backlog.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $9.4 million at June 30, 2022, inclusive of $9.1 million that was held by foreign subsidiaries in various currencies, compared to $47.7 million at September 30, 2021.  Additionally, the Company had $46.5 million of borrowings against the line of credit outstanding as of June 30, 2022.

Net cash used in operating activities in the first nine months of fiscal 2022 was $57.6 million compared to net cash provided by operating activities of $40.2 million in the first nine months of fiscal 2021, a difference of $97.8 million.  Cash used in operating activities in the first nine months of fiscal 2022 was driven by an increase in inventory of $98.9 million during the first nine months of fiscal 2022 as compared to a decrease in inventory of $18.5 million during the same period of fiscal 2021, and an increase in accounts receivable of $24.3 million during the first nine months of fiscal 2022 as compared to a decrease in accounts receivable of $0.1 million during the same period of fiscal 2021. This was partially offset by net income of $28.8 million in the first nine months of fiscal 2022 as compared to net loss of $(11.2) million during the same period of fiscal 2021.

Net cash used in investing activities was $11.5 million in the first nine months of fiscal 2022, which was higher than cash used in investing activities of $4.2 million during the same period of fiscal 2021 due to higher additions to property, plant and equipment.  Capital spending in fiscal 2022 reflects a more normal level of investment, however, below the rate of depreciation, after lower than historical levels of investment in fiscal 2021.

Net cash provided by financing activities was $31.5 million in the first nine months of fiscal 2022, a difference of $41.3 million from cash used in financing activities of $9.8 million during the first nine months of fiscal 2021.  This difference was primarily driven by a net borrowing of $46.5 million against the revolving line of credit during the first nine months of fiscal 2022, partially offset by share repurchases of $6.8 million in the first nine months of fiscal 2022 as compared to $0.2 million during the same period of fiscal 2021.  Dividends paid of $8.3 million during the first nine months of fiscal 2022 were comparable to same period of fiscal 2021.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents, which have a three-year term expiring in October 2023, replaced the Third Amended and Restated Loan and Security Agreement and related agreements, dated as of July 14, 2011, as amended, previously entered into between the Company, Wells Fargo Capital Finance, LLC and certain other lenders.  The Credit Agreement provides for revolving loans in the maximum amount of $100.0 million, subject to a borrowing base and certain reserves. The Credit Agreement permits an increase in the maximum revolving loan amount from $100.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted Eurodollar rate used by the lender, plus 2.25% - 2.75% per annum (with a LIBOR floor of 0.5%).  As of June 30, 2022, the Credit Agreement had a $46.5 million balance.

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of June 30, 2022, the most recent required measurement date under the Credit Agreement, management believes the Company was in compliance with all applicable financial covenants under the Credit Agreement. The Company currently believes it is not at material risk of not meeting its financial covenants over the next twelve months.

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

Future uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At June 30, 2022, the Company had cash of $9.4 million, an outstanding balance of $46.5 million on the U.S. revolving credit facility (described above) and total remaining borrowing availability against the revolving credit facility of approximately $53.5 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations;

● Capital spending;

● Dividends to stockholders; and

● Pension and postretirement plan contributions.

The Company expects to fund these uses of cash with existing cash on-hand, cash generated from net income over the next twelve months and additional borrowings from the revolving credit facility.

Capital investment in the first nine months of fiscal 2022 was $11.5 million, and total forecasted capital spending in fiscal 2022 is expected to be $15.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations and anticipated material uses of cash for the periods indicated, as of June 30, 2022:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility(1)	$49,652	$49,521	$131	$—	$—
Operating lease obligations	3,237	1,695	1,192	350	—
Finance lease obligations	13,932	1,021	2,066	2,090	8,755
Raw material contracts (primarily nickel)	43,427	43,427	—	—	—
Capital projects and other commitments	1,833	1,833	—	—	—
Pension plan(2)	20,793	6,095	12,000	2,698	—
Non-qualified pension plans	551	95	190	190	76
Other postretirement benefits(3)	83,990	3,459	6,817	6,234	67,480
Environmental post-closure monitoring	566	71	163	144	188
Total	$217,981	$107,217	$22,559	$11,706	$76,499

(1)	As of June 30, 2022, the revolver balance was $46,500. The current obligation also consists of unused line fees and interest on the revolver balance
(2)

The Company has a funding obligation to contribute $20,793 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan are provided by the plan and not the Company.

(3)	Represents expected post-retirement benefits only based upon anticipated timing of payments.

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2022. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended June 30, 2022, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2022, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should consider the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and in Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 which risks and uncertainties could have a material adverse impact on our business, financial condition and operating results.

The risks described herein and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks we face.  New risk factors or risks that we currently deem immaterial emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.

Russia’s recent invasion of Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty and risk.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber-attacks and social unrest in certain regions in which we operate. Although we do not have operations in Russia or Ukraine, we are continuing to monitor the situation and assessing its potential impact on our business.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: July 28, 2022

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: July 28, 2022