Form 10-Q
period 2022-12-31
HAYNES INTERNATIONAL INC
filed 2023-02-02
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of January 30, 2023, the registrant had 12,617,383 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,440	$11,527
Accounts receivable, less allowance for credit losses of $428 and $476 at September 30, 2022 and December 31, 2022, respectively	94,912	91,967
Inventories	357,556	390,535
Income taxes receivable	—	172
Other current assets	3,514	4,328
Total current assets	464,422	498,529
Property, plant and equipment, net	142,772	142,210
Deferred income taxes	5,680	5,632
Other assets	9,723	9,614
Goodwill	4,789	4,789
Other intangible assets, net	4,909	5,028
Total assets	$632,295	$665,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,886	$63,255
Accrued expenses	19,294	17,213
Income taxes payable	828	2,580
Accrued pension and postretirement benefits	3,371	3,371
Deferred revenue—current portion	2,500	2,500
Total current liabilities	80,879	88,919
Revolving credit facilities - Long-term	74,721	88,025
Long-term obligations (less current portion)	7,848	7,777
Deferred revenue (less current portion)	7,829	7,204
Deferred income taxes	3,103	3,263
Operating lease liabilities	576	570
Accrued pension benefits (less current portion)	21,090	19,585
Accrued postretirement benefits (less current portion)	60,761	61,315
Total liabilities	256,807	276,658
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,854,773 and 12,988,622 shares issued and 12,479,741 and 12,597,607 shares outstanding at September 30, 2022 and December 31, 2022, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	266,193	270,340
Accumulated earnings	135,040	139,976
Treasury stock, 375,032 shares at September 30, 2022 and 391,015 shares at December 31, 2022	(14,666)	(15,504)
Accumulated other comprehensive loss	(11,092)	(5,681)
Total stockholders’ equity	375,488	389,144
Total liabilities and stockholders’ equity	$632,295	$665,802

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2021	2022
Net revenues	$99,430	$132,673
Cost of sales	81,653	109,635
Gross profit	17,777	23,038
Selling, general and administrative expense	11,362	10,952
Research and technical expense	905	973
Operating income	5,510	11,113
Nonoperating retirement benefit expense (income)	(1,088)	(366)
Interest income	(8)	(6)
Interest expense	300	1,501
Income (loss) before income taxes	6,306	9,984
Provision for (benefit from) income taxes	1,647	2,245
Net income	$4,659	$7,739
Net income per share:
Basic	$0.37	$0.62
Diluted	$0.37	$0.61
Weighted Average Common Shares Outstanding
Basic	12,369	12,455
Diluted	12,587	12,699

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2021	2022
Net income	$4,659	$7,739
Other comprehensive income, net of tax:
Pension and postretirement	—	(393)
Foreign currency translation adjustment	569	5,804
Other comprehensive income	569	5,411
Comprehensive income	$5,228	$13,150

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended December 31, 2021 and 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2021	12,562,140	$13	262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income				4,659			4,659
Dividends paid and accrued ($0.22 per share)				(2,809)			(2,809)
Other comprehensive income						569	569
Exercise of stock options	3,650		115				115
Issue restricted stock (less forfeitures)	31,704						—
Vesting of restricted stock	20,911						—
Purchase of treasury stock	(162,566)				(6,600)		(6,600)
Stock compensation			954				954
Balance December 31, 2021	12,455,839	$13	$263,126	$102,865	$(14,023)	$(11,772)	$340,209

Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income (loss)				7,739			7,739
Dividends paid and accrued ($0.22 per share)				(2,803)			(2,803)
Other comprehensive income (loss)						5,411	5,411
Exercise of stock options	87,687		3,377				3,377
Issue restricted stock (less forfeitures)	33,733						—
Vesting of restricted stock	12,429						—
Purchase of treasury stock	(15,983)				(838)		(838)
Stock compensation			770				770
Balance December 31, 2022	12,597,607	$13	$270,340	$139,976	$(15,504)	$(5,681)	$389,144

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2021	2022
Cash flows from operating activities:
Net income	$4,659	$7,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,636	4,447
Amortization	118	126
Pension and post-retirement expense - U.S. and U.K.	550	653
Change in long-term obligations	(9)	(28)
Stock compensation expense	954	770
Deferred revenue	(625)	(625)
Deferred income taxes	1,678	322
Loss on disposition of property	—	34
Change in assets and liabilities:
Accounts receivable	1,176	5,223
Inventories	(22,655)	(29,202)
Other assets	1,429	(596)
Accounts payable and accrued expenses	(13,220)	4,585
Income taxes	(323)	1,568
Accrued pension and postretirement benefits	(2,202)	(2,115)
Net cash provided by (used in) operating activities	(23,834)	(7,099)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,335)	(3,320)
Net cash used in investing activities	(3,335)	(3,320)
Cash flows from financing activities:
Revolving credit facility borrowings	8,000	39,674
Revolving credit facility repayments	(5,000)	(26,370)
Dividends paid	(2,811)	(2,796)
Proceeds from exercise of stock options	115	3,377
Payment for purchase of treasury stock	(6,600)	(838)
Payment for debt issuance cost	—	(245)
Payments on long-term obligations	(58)	(67)
Net cash provided by (used in) financing activities	(6,354)	12,735
Effect of exchange rates on cash	59	771
Increase (decrease) in cash and cash equivalents:	(33,464)	3,087
Cash and cash equivalents:
Beginning of period	47,726	8,440
End of period	$14,262	$11,527
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$199	$1,160
Income taxes paid, net	$254	$453
Capital expenditures incurred but not yet paid	$775	$293
Dividends declared but not yet paid	$207	$206

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023 or any other interim period.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2022 and December 31, 2022, accounts receivable with customers were $95,340 and $92,443, respectively. Allowance for credit losses as of September 30, 2022 and December 31, 2022 were $428 and $476, respectively, and are presented within accounts receivable, less allowance for credit losses on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2022 and December 31, 2022, contract liabilities of $10,329 and $9,704, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statement have been recorded. Additionally, contract liabilities of $700 and $1,000, respectively, were recorded for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three months ended December 31, 2021 and 2022.

	Three Months Ended
	December 31,
	2021	2022
Net revenues
Aerospace	$48,455	$64,518
Chemical processing	17,450	22,715
Industrial gas turbine	14,598	26,025
Other markets	14,487	14,722
Total product revenue	94,990	127,980
Other revenue	4,440	4,693
Net revenues	$99,430	$132,673

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2022	2022
Raw Materials	$31,887	$50,631
Work-in-process	226,572	218,633
Finished Goods	97,657	119,755
Other	1,440	1,516
	$357,556	$390,535

Note 5.  Income Taxes

Income tax (benefit) expense for the three months ended December 31, 2021 and 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended December 31, 2022 was 22.5% on $9,984 of income before income taxes compared to 26.1% on income before income taxes of $6,306 for the three months ended December 31, 2021.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2021 and 2022 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2021	2022	2021	2022
Service cost	$1,182	$672	$456	$347
Interest cost	1,923	2,772	559	800
Expected return	(3,561)	(3,419)	—	—
Amortizations	51	51	(60)	(570)
Net periodic benefit cost	$(405)	$76	$955	$577

The Company contributed $1,500 to Company-sponsored U.S. pension plans and $593 to its other post-retirement benefit plans for the three months ended December 31, 2022. The Company expects to make contributions of $4,500 to its U.S. pension plan and $2,683 to its other post-retirement benefit plan for the remainder of fiscal 2023.  Additional contributions may be made to the U.S. pension plan as part of the Company’s capital allocation strategy, however, the amounts and timing have not yet been determined.

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

As of September 30, 2022 and December 31, 2022, the Company has accrued $407 for post-closure monitoring and maintenance activities, of which $341 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at December 31, 2022.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of December 31, 2022 because the fair value exceeds the carrying values.

During the first three months of fiscal 2023, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $118 and $126 for the three-month periods ended December 31, 2021 and 2022, respectively.  The following represents a summary of intangible assets at September 30, 2022 and December 31, 2022.

	Gross	Accumulated	Carrying
September 30, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,128)	972
Other	1,100	(963)	137
	$7,000	$(2,091)	$4,909

	Gross	Accumulated	Carrying
December 31, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,161)	939
Other	1,345	(1,056)	289
	$7,245	$(2,217)	$5,028

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2023	$259
2024	252
2025	123
2026	120
2027	116
Thereafter	358

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2021	2022
Numerator: Basic and Diluted
Net income	$4,659	$7,739
Dividends paid and accrued	(2,809)	(2,803)
Undistributed income (loss)	1,850	4,936
Percentage allocated to common shares (a)	98.9%	99.2%
Undistributed income (loss) allocated to common shares	1,830	4,897
Dividends paid on common shares outstanding	2,779	2,783
Net income available to common shares	4,609	7,680
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,368,821	12,454,858
Adjustment for dilutive potential common shares	218,318	244,388
Weighted average shares outstanding - Diluted	12,587,139	12,699,246

Basic net income per share	$0.37	$0.62
Diluted net income per share	$0.37	$0.61

Number of stock option shares excluded as their effect would be anti-dilutive	236,861	203,999
Number of restricted stock shares excluded as their effect would be anti-dilutive	61,264	47,098
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	3,780	7,225
Number of performance share awards excluded as their effect would be anti-dilutive	55,008	43,266

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,368,821	12,454,858
Unvested participating shares	135,486	98,897
	12,504,307	12,553,755

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the three months ended December 31, 2022:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	96,536	$33.23
Granted	26,159	$48.86
Forfeited / Canceled	—	$0.00
Vested	(31,372)	$38.39
Unvested at December 31, 2022	91,323	$35.93
Expected to vest	91,323	$35.93

Compensation expense related to restricted stock for the three months ended December 31, 2021 and 2022 was $392 and $306, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2022 was $2,211, to be recognized over a weighted average period of 1.89 years.  During the first three months of fiscal 2023, the Company repurchased 10,509 shares of stock from employees at an average purchase price of $52.41 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the three months ended December 31, 2022.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2022	3,801	$44.07
Granted	7,574	$48.85
Vested and deferred	(3,801)	$44.07
Unvested and deferred at December 31, 2022	7,574	$48.85
Vested and deferred at December 31, 2022	23,851	$31.60

Compensation expense related to deferred restricted stock for the three months ended December 31, 2021 and 2022 was $42 and $59, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at December 31, 2022 was $339, to be recognized over a weighted average period of 0.92 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the three months ended December 31, 2022.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	76,420	$41.37
Granted	19,555	$69.39
Vested	(21,306)	$44.13
Forfeited / Canceled	—	$0.00
Unvested at December 31, 2022	74,669	$47.92

During the first three months of fiscal 2023, 21,306 performance share awards vested which resulted in the issuance of 12,429 shares of stock to certain employees.  The Company repurchased 5,474 shares of stock from employees at an average purchase price of $52.41 to satisfy required withholding taxes upon release of performance share awards.  Compensation expense related to the performance shares for the three months ended December 31, 2021 and 2022 was $229 and $241, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2022 was $2,358 to be recognized over a weighted average period of 1.84 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during fiscal year 2023:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 22, 2022	$20.52	1.80%	3.97%	51%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2021 and 2022 was $292 and $164, respectively.  The remaining unrecognized compensation expense at December 31, 2022 was $1,132, to be recognized over a weighted average vesting period of 1.80 years.

The following table summarizes the activity under the 2007, 2016 and 2020 Incentive Compensation Plans with respect to stock options for the three months ended December 31, 2022 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2022	697,220		$34.75
Granted	31,035		$48.85
Exercised	(87,687)		$39.16
Surrendered	(13,081)		$47.96
Outstanding at December 31, 2022	627,487	$7,258	$34.55	6.50	yrs.
Vested or expected to vest	606,194	$6,924	$34.70	6.43	yrs.
Exercisable at December 31, 2022	525,538	$6,190	$34.24	6.06	yrs.

Note 12.  Dividend

In the first quarter of fiscal 2023, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 19, 2022 to stockholders of record at the close of business on December 5, 2022.  The dividend cash pay-out was $2,796 for the first quarter of fiscal 2023.

On February 2, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2023 to stockholders of record at the close of business on March 1, 2023.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2021
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	—	—	569	569
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	8	(60)	—	(52)
Tax provision (benefit)	(13)	14	—	1
Net current-period other comprehensive income (loss)	46	(46)	569	569
Accumulated other comprehensive income (loss) as of December 31, 2021	$(14,745)	$8,971	$(5,998)	$(11,772)

	Three Months Ended December 31, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income (loss) before reclassifications	—	—	5,804	5,804
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	7	(570)	—	(563)
Tax provision (benefit)	(14)	133	—	119
Net current-period other comprehensive income (loss)	44	(437)	5,804	5,411
Accumulated other comprehensive income (loss) as of December 31, 2022	$(17,121)	$24,020	$(12,580)	$(5,681)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	December 31,
	2022	2022
Finance lease obligations	$7,384	$7,321
Environmental post-closure monitoring and maintenance activities	407	407
Long-term disability	210	205
Deferred dividends	199	206
Less amounts due within one year	(352)	(362)
Long-term obligations (less current portion)	$7,848	$7,777

Note 16.  Debt

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents were subsequently amended to extend the maturity of the agreement to April 19, 2024 and switch from a LIBOR-based interest rate calculation to a SOFR-based interest rate calculation.  On October 7, 2022, the Company again amended the Credit Agreement to implement an accordion feature that increased the maximum borrowing amount from $100.0 million to $160.0 million, subject to a borrowing base and certain reserves.

As of December 31, 2022, the amounts borrowed by the Company under the Credit Agreement totalled $88.0 million which is classified as long-term on the Consolidated Balance Sheet.  With the amendment executed on October 7, 2022, the Credit Agreement provides for revolving loans in the maximum amount of $160.0 million, subject to a borrowing base and certain reserves. The Credit Agreement has a remaining accordion which permits an increase in the maximum revolving loan amount from $160.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted SOFR rate (SOFR plus 0.10%) by the lender, plus 2.25% - 2.75% per annum (with a SOFR floor of 0.5%).

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

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to Titanium Metals Corporation (“TIMET”) to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 8). Borrowings under the Credit Agreement are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of December 31, 2022, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2022 or December 31, 2022.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended December 31,
	2021	2022
Foreign currency transactional gain (loss)	$(220)	$(1,851)
Foreign exchange forward contract gain (loss)	$(340)	$1,873
Net gain (loss) included in selling, general and administrative expense	$(560)	$22

●

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2023 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, capital allocation strategies and their expected results, demand for our products and operations, dividends and the impact of COVID-19 on the economy and our business, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest developers, producers, and distributors of technologically advanced high-performance nickel- and cobalt-based alloys.  The Company’s products, which are sold primarily into the aerospace, chemical processing and industrial gas turbine industries, consist of high-temperature resistant alloys, or “HTA” products, and corrosion-resistant alloys, or “CRA” products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and waste treatment. Haynes high-performance alloy sales in sheet, coil and plate forms, in the aggregate, represented approximately 62% of net product revenues in fiscal 2022. The Company also produces its products as seamless and welded tubulars, which represented approximately 13% of fiscal 2022 net product revenues and in wire form, which represented approximately 7% of fiscal 2022 net product revenues.  The Company also produces its products in slab, bar and billet form and sales of these forms, in the aggregate, represented approximately 18% of fiscal 2022 net product revenues.

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

Dividends Paid and Declared

In the first quarter of fiscal 2023, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 19, 2022 to stockholders of record at the close of business on December 5, 2022.  The total dividend cash pay-out in the first quarter was approximately $2.8 million based on the number of shares outstanding.

On February 2, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2023 to stockholders of record at the close of business on March 1, 2023.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first quarter of fiscal 2023, capital investment was $3.3 million, and total planned capital expenditures for fiscal 2023 are expected to be between $20.0 million and $24.0 million.

Volume and Pricing

Volume shipped in the first quarter of fiscal 2023 was 4.6 million pounds.  First quarter volume is typically impacted by holidays, planned maintenance outages and customers managing their calendar year-end balance sheets.  As a result, volume dropped sequentially by 6.8% in the first quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022, however compared to the same quarter in the prior fiscal year, volume increased 17.4%.   Aerospace volume increased 17.3% along with a 13.5% increase in aerospace average selling price resulting in a 33.2% or $16.1 million aerospace revenue increase compared to the prior year. The volume increase is primarily driven by the single-aisle aircraft recovery. Volumes in the chemical processing industry (CPI) decreased by 1.0%, however CPI average selling price increased 31.5% resulting in a 30.2% or $5.2 million CPI revenue increase compared to the prior year. Industrial gas turbine (IGT) volumes were up 61.3% along with a 10.5% increase in the IGT average selling price resulting in a 78.3% or $11.4 million IGT revenue increase compared to the prior year.  Other markets revenue increased 1.6%, and other revenue increased by 5.7%.  Overall, volumes are expected to increase with the high level of backlog.

The Company has an ongoing strategy of increasing margins, recognizing the high-value, differentiated products and services it offers. The Company implemented multiple price increases for contract and non-contract business as market conditions improved and in response to higher inflation.  Customer long-term agreements typically have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items.  The product average selling price per pound in the first quarter of fiscal 2023 was $28.12, which increased 14.8% year-over-year primarily due to the noted price increases and raw material adjustors.

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

Net Revenue and Gross Profit Margin Performance

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2022 and YTD 2023

	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2021	2022	2022	2022	2022
Net Revenues	$99,430	$117,056	$130,165	$143,810	$132,673
Gross Profit Margin	$17,777	$23,413	$33,222	$31,921	$23,038
Gross Profit Margin %	17.9%	20.0%	25.5%	22.2%	17.4%

Gross profit margin was 17.4% in the first quarter of fiscal 2023 compared to 17.9% in the same period last year and 22.2% in fourth quarter of fiscal 2022. Volatility of raw materials, specifically nickel and cobalt, have impacted gross margins. During fiscal 2022 this impact was favorable due to rising raw material prices which increased gross margins, however in the first quarter of fiscal 2023 this impact was unfavorable due to decreasing raw material prices which lowered gross margins. The estimated impact from raw material volatility in the first quarter of fiscal 2023 was a headwind of $5.6 million compressing gross margin percentage by approximately 4.2%, which resulted in a gross margin percentage of 17.4%. This compares to the previous year’s estimated impact in the first quarter of fiscal 2022 which was a favorable tailwind of approximately $1.7 million which increased gross margin percentage by approximately 1.7%, resulting in gross margin percentage of 17.9%.

A significant strategic effort to improve gross margins has occurred over the past few years. As a result of this strategy, the Company reduced the volume breakeven point by over 25%. The Company previously struggled to be profitable at roughly 5.0 million pounds. With the current product mix, the Company can generate profits at lower volumes as first demonstrated in the third quarter of fiscal 2021, producing a positive net income at only 3.7 million pounds shipped. As volumes continue to rise, margin leverage is expected to continue with gross margins (excluding raw material impacts) of over 20% even with the inflation headwind.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2021	2022	2022	2022	2022
Backlog(1)
Dollars (in thousands)	$217,477	$280,687	$338,178	$373,736	$408,181
Pounds (in thousands)	8,931	10,654	12,125	12,798	13,640
Average selling price per pound	$24.35	$26.35	$27.89	$29.20	$29.93
Average nickel price per pound
London Metals Exchange(2)	$9.10	$15.47	$11.71	$10.28	$13.08
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

The Company experienced continued high levels of order entry over the past quarter.  Backlog was a record $408.2 million at December 31, 2022, an increase of $34.4 million, or 9.2% from the fourth quarter of fiscal 2022 and an increase of $190.7 million, or 87.7% from the first quarter of fiscal 2022.  In addition, the backlog has increased for 21 consecutive months.  Backlog pounds increased 6.6% during the first quarter to approximately 13.6 million pounds.The growth was predominately in the aerospace and industrial gas turbine markets.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2021	2022	2022	2022	2022
Net revenues (in thousands)
Aerospace	$48,455	$52,918	$60,981	$67,647	$64,518
Chemical processing	17,450	22,850	24,180	27,185	22,715
Industrial gas turbines	14,598	24,788	23,991	28,501	26,025
Other markets	14,487	9,755	14,518	14,946	14,722
Total product revenue	94,990	110,311	123,670	138,279	127,980
Other revenue	4,440	6,745	6,495	5,531	4,693
Net revenues	$99,430	$117,056	$130,165	$143,810	$132,673

Shipments by markets (in thousands of pounds)
Aerospace	1,864	1,808	2,142	2,402	2,187
Chemical processing	794	870	882	921	786
Industrial gas turbines	799	1,416	1,090	1,242	1,289
Other markets	420	244	427	318	290
Total shipments	3,877	4,338	4,541	4,883	4,552

Average selling price per pound
Aerospace	$26.00	$29.27	$28.47	$28.16	$29.50
Chemical processing	21.98	26.26	27.41	29.52	28.90
Industrial gas turbines	18.27	17.51	22.01	22.95	20.19
Other markets	34.49	39.98	34.00	47.00	50.77
Total product (product only; excluding other revenue)	24.50	25.43	27.23	28.32	28.12
Total average selling price (including other revenue)	$25.65	$26.98	$28.66	$29.45	$29.15

Results of Operations for the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2021		2022		Amount	%
Net revenues	$99,430	100.0%	$132,673	100.0%	$33,243	33.4%
Cost of sales	81,653	82.1%	109,635	82.6%	27,982	34.3%
Gross profit	17,777	17.9%	23,038	17.4%	5,261	29.6%
Selling, general and administrative expense	11,362	11.4%	10,952	8.3%	(410)	(3.6)%
Research and technical expense	905	0.9%	973	0.7%	68	7.5%
Operating income	5,510	5.5%	11,113	8.4%	5,603	101.7%
Nonoperating retirement benefit expense (income)	(1,088)	(1.1)%	(366)	(0.3)%	722	(66.4)%
Interest income	(8)	(0.0)%	(6)	(0.0)%	2	(25.0)%
Interest expense	300	0.3%	1,501	1.1%	1,201	400.3%
Income before income taxes	6,306	6.3%	9,984	7.5%	3,678	58.3%
Provision for income taxes	1,647	1.7%	2,245	1.7%	598	36.3%
Net income	$4,659	4.7%	$7,739	5.8%	$3,080	66.1%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2021	2022	Amount	%
Net revenues (dollars in thousands)
Aerospace	$48,455	$64,518	$16,063	33.2%
Chemical processing	17,450	22,715	5,265	30.2%
Industrial gas turbine	14,598	26,025	11,427	78.3%
Other markets	14,487	14,722	235	1.6%
Total product revenue	94,990	127,980	32,990	34.7%
Other revenue	4,440	4,693	253	5.7%
Net revenues	$99,430	$132,673	$33,243	33.4%
Pounds by market (in thousands)
Aerospace	1,864	2,187	323	17.3%
Chemical processing	794	786	(8)	(1.0)%
Industrial gas turbine	799	1,289	490	61.3%
Other markets	420	290	(130)	(31.0)%
Total shipments	3,877	4,552	675	17.4%
Average selling price per pound
Aerospace	$26.00	$29.50	$3.50	13.5%
Chemical processing	21.98	28.90	6.92	31.5%
Industrial gas turbine	18.27	20.19	1.92	10.5%
Other markets	34.49	50.77	16.28	47.2%
Total product (excluding other revenue)	24.50	28.12	3.62	14.8%
Total average selling price (including other revenue)	$25.65	$29.15	$3.50	13.6%

Net Revenues.  Net revenues were $132.7 million in the first quarter of fiscal 2023, an increase of 33.4% from the same period of fiscal 2022 due to increases in volume in key markets, combined with increases in average selling price per pound in all markets.  The increase in pounds sold is due to strong sales in the aerospace market, as well as the industrial gas turbine market, compared to the first quarter of fiscal 2022.  The increase in product average selling price per pound largely reflects price increases and other sales factors, which increased the average selling price per pound by approximately $4.19, and higher market prices of raw materials, which increased average selling price per pound by approximately $1.07, partially offset by change in product mix, which decreased average selling price per pound by approximately $1.64.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine build. The increase in average selling price per pound largely reflects price increases and other pricing factors, which increased average selling price per pound by approximately $5.43 and higher market prices of raw materials, which increased average selling price per pound by approximately $1.25, partially offset by a change in product mix, which decreased average selling price per pound by approximately $3.18.

Volume to the chemical processing market in the first quarter of fiscal 2023 was similar to the same period in fiscal 2022.  The increase in average selling price per pound reflects price increases and other sales factors, which increased average selling price per pound by approximately $4.37 and higher market prices of raw materials, which increased average selling price per pound by approximately $1.21 per pound, along with a change in product mix, which increased average selling price per pound by approximately $1.34.

The increase in volume in the industrial gas turbine market is largely attributable to the recovered demand from the same period last year.  The increase in average selling price per pound reflects price increases and other sales factors, which increased average selling price per pound by approximately $1.62 and higher market prices of raw materials, which increased average selling price per pound by approximately $0.92 per pound, partially offset by a change in product mix, predominately due to higher sales of ingots, which decreased average selling price per pound by approximately $0.62.

Volume to the other markets declined in the first quarter of fiscal 2023 from the same period in fiscal 2022 mainly due to reduced sales of lower-value products into the flue-gas desulfurization market.  The average selling price per pound increase to other markets reflects price increases and other sales factors, which increased average selling price per pound by approximately $8.87 combined with  a change in product mix, which increased average selling price per pound by approximately $7.41.

Other Revenue.  The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. The 0.5% increase in cost of sales as a percentage of revenues was primarily attributable to higher raw material costs flowing through cost of goods sold, partially offset by variable cost saving measures.

Gross Profit.  As a result of the above factors, gross profit was $23.0 million for the first quarter of fiscal 2023, an increase of $5.3 million from the same period of fiscal 2022. Gross profit as a percentage of net revenue decreased to 17.4% in the first quarter of fiscal 2023 as compared to 17.9% in the same period of fiscal 2022.  The first quarter of fiscal 2023 was adversely affected by increasing raw material prices included in cost of sales relative to the impact of raw material prices in selling prices which lowered gross margin.  Partially offsetting the compression of margins due to raw material price changes was increased gross profit generated from variable cost saving measures and a higher utilization of fixed costs driven from greater volumes shipped.

Selling, General and Administrative Expense.  The 3.1% decrease in selling, general and administrative expense as a percentage of net revenues was largely driven by higher net revenues and the benefit of lower expenses in fiscal 2023.  Additionally, exchange rate losses of $(0.6) million recorded in first quarter of fiscal 2022 also contributed to the decrease in expenses from the first quarter of fiscal 2022 to the first quarter of fiscal 2023.

Nonoperating retirement benefit expense (income).  The lower benefit recorded in nonoperating retirement benefit was primarily driven by an increase in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2022 which resulted in a higher interest cost component of nonoperating retirement benefit expense (income) in the first quarter of fiscal 2023 when compared to the first quarter of fiscal 2022.   Partially offsetting the higher interest cost was the amortization of the actuarial gains of the U.S. pension plan liability in the first quarter of fiscal 2023.

Income Taxes. The increase in income tax expense was driven primarily by a difference in income before income taxes of $3.7 million.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $402.0 million at December 31, 2022, an increase of $23.7 million, or 6.3%, from $378.3 million at September 30, 2022. The increase resulted primarily from inventory increasing by $33.0 million during the first three months of fiscal 2023, partially offset by accounts payable and accrued expenses increasing by $6.3 million and accounts receivable decreasing by $2.9 million during the same period.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $11.5 million at December 31, 2022, inclusive of $10.8 million that was held by foreign subsidiaries in various currencies, compared to $8.4 million at September 30, 2022.  Additionally, the Company had $88.0 million of borrowings against the $160.0 million line of credit outstanding with remaining capacity available of $72.0 million as of December 31, 2022, putting total liquidity at $83.5 million.

Net cash used in operating activities in the first three months of fiscal 2023 was $7.0 million compared to net cash used in operating activities of $23.8 million in the first three months of fiscal 2022.  The decrease in cash used in operating activities in the first three months of fiscal 2023 was driven by an increase in accounts payable and accrued expenses of $4.6 million as compared to a decrease of $13.3 million during the same period of fiscal 2022, a difference of $17.8 million, and higher net income of $7.7 million the first three months of fiscal 2023 as compared to net income of $4.7 million during the same period of fiscal 2022.  This was partially offset by an increase in inventory of $29.2 million during the first three months of fiscal 2023 as compared to an increase in inventory of $22.7 million during the same period of fiscal 2022.

Net cash used in investing activities was $3.3 million in the first three months of fiscal 2023, which was comparable to investing activities of $3.3 million during the same period of fiscal 2022 due to a similar level of additions to property, plant and equipment.

Net cash provided by financing activities was $12.7 million in the first three months of fiscal 2023, a difference of $19.1 million from cash used in financing activities of $6.4 million during the first three months of fiscal 2022.  This difference was primarily driven by a net borrowing of $13.3 million against the revolving line of credit during the first three months of fiscal 2023 compared to a net borrowing of $3.0 million during the same period of fiscal 2022 and proceeds from the exercise of stock options of $3.4 million during the first three months of fiscal 2023 as compared to proceeds from exercise of stock options of $0.1 million during the same period of fiscal 2022 and lower share repurchases of $0.8 million in the first three months of fiscal 2023 as compared to $6.6 million during the same period of fiscal 2022.  Dividends paid of $2.8 million during the first three months of fiscal 2023 were comparable to same period of fiscal 2022.

U.S. revolving credit facility

On October 19, 2020, the Company and JPMorgan Chase Bank, N.A. entered into a Credit Agreement (the “Credit Agreement”) and related Pledge and Security Agreement with certain other lenders (the “Security Agreement”, and, together with the Credit Agreement, the “Credit Documents”).  The Credit Documents were subsequently amended to extend the maturity of the agreement to April 19, 2024 and switch from a LIBOR-based interest rate calculation to a SOFR-based interest rate calculation.  On October 7, 2022, the Company again amended the Credit Agreement to implement an accordion feature that increased the maximum borrowing amount from $100.0 million to $160.0 million, subject to a borrowing base and certain reserves.  The Credit Agreement has a remaining accordion which permits an increase in the maximum revolving loan amount from $160.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met (See Note 16).

Future sources and uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At December 31, 2022, the Company had cash of $11.5 million, an outstanding balance of $88.0 million on the U.S. revolving credit facility (described above) and total remaining borrowing availability against the revolving credit facility of approximately $72.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations, including raw material purchases, labor costs, insurance, utilities, equipment maintenance;

● Capital spending, including for purchases of new plant and equipment;

● Dividends to stockholders; and

● Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $4.5 million during the remainder of fiscal 2023.

The Company expects to fund these uses of cash with existing cash on-hand, cash generated from net income over the next twelve months and additional borrowings from the revolving credit facility.  The Company anticipates that cash generated from net income, as a result of increased revenue as the Company works through the record backlog, will have a favorable result on the Company’s cash flow from operations in later quarters of fiscal 2023 and into fiscal 2024.  Additional demands for inventory are expected to be lower than in previous quarters as much of the necessary work-in-process inventory is currently in place.  Conversely, the Company has several capital projects underway which will result in higher capital spending than amounts spent in recent quarters which are expected to be funded by cash generated from operations or increased borrowings on the U.S. credit facility, if needed.

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2022. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended December 31, 2022, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Item 1A. Risk Factors

In connection with information set forth in this report, the risk factors disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 should be considered. These risks and uncertainties could have a material adverse impact on our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares reqpurchased by the Company from employees to satisfy income tax obligations related to share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	—	$—	—	$—
November 1-30, 2022	15,983	52.41	—	—
December 1-31, 2022	—	—	—	—
Total	15,983	$52.41	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1	Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 11, 2022).
31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: February 2, 2023

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: February 2, 2023