Form 10-Q
period 2023-03-31
HAYNES INTERNATIONAL INC
filed 2023-05-04
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the registrant had 12,731,248 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1     FINANCIAL INFORMATION

Item 1.        Unaudited Condensed Consolidated Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,440	$16,859
Accounts receivable, less allowance for credit losses of $428 and $846 at September 30, 2022 and March 31, 2023, respectively	94,912	99,729
Inventories	357,556	397,481
Income taxes receivable	—	2,152
Other current assets	3,514	3,658
Total current assets	464,422	519,879
Property, plant and equipment, net	142,772	142,686
Deferred income taxes	5,680	5,858
Other assets	9,723	9,514
Goodwill	4,789	4,789
Other intangible assets, net	4,909	4,938
Total assets	$632,295	$687,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,886	$51,167
Accrued expenses	19,294	18,146
Income taxes payable	828	677
Accrued pension and postretirement benefits	3,371	3,371
Deferred revenue—current portion	2,500	2,500
Total current liabilities	80,879	75,861
Revolving credit facilities - Long-term	74,721	108,000
Long-term obligations (less current portion)	7,848	7,701
Deferred revenue (less current portion)	7,829	6,579
Deferred income taxes	3,103	3,285
Operating lease liabilities	576	486
Accrued pension benefits (less current portion)	21,090	18,079
Accrued postretirement benefits (less current portion)	60,761	61,914
Total liabilities	256,807	281,905
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,854,773 and 13,123,811 shares issued and 12,479,741 and 12,731,248 shares outstanding at September 30, 2022 and March 31, 2023, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	266,193	275,962
Accumulated earnings	135,040	149,514
Treasury stock, 375,032 shares at September 30, 2022 and 392,563 shares at March 31, 2023	(14,666)	(15,591)
Accumulated other comprehensive loss	(11,092)	(4,139)
Total stockholders’ equity	375,488	405,759
Total liabilities and stockholders’ equity	$632,295	$687,664

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Net revenues	$117,056	$152,786	$216,486	$285,459
Cost of sales	93,643	121,908	175,296	231,543
Gross profit	23,413	30,878	41,190	53,916
Selling, general and administrative expense	11,782	12,702	23,144	23,654
Research and technical expense	944	1,047	1,849	2,020
Operating income	10,687	17,129	16,197	28,242
Nonoperating retirement benefit expense (income)	(1,088)	(365)	(2,176)	(731)
Interest income	(6)	(10)	(14)	(16)
Interest expense	514	1,865	814	3,366
Income before income taxes	11,267	15,639	17,573	25,623
Provision for income taxes	2,783	3,290	4,430	5,535
Net income	$8,484	$12,349	$13,143	$20,088
Net income per share:
Basic	$0.68	$0.98	$1.05	$1.59
Diluted	$0.67	$0.96	$1.04	$1.56
Weighted Average Common Shares Outstanding
Basic	12,331	12,544	12,350	12,522
Diluted	12,474	12,787	12,531	12,766

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Net income	$8,484	$12,349	$13,143	$20,088
Other comprehensive income (loss), net of tax:
Pension and postretirement	(1)	(393)	(1)	(786)
Foreign currency translation adjustment	(1,429)	1,935	(860)	7,739
Other comprehensive income (loss)	(1,430)	1,542	(861)	6,953
Comprehensive income	$7,054	$13,891	$12,282	$27,041

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2022 and 2023
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2021	12,455,839	$13	$263,126	$102,865	$(14,023)	$(11,772)	$340,209
Net income				8,484			8,484
Dividends paid and accrued ($0.22 per share)				(2,730)			(2,730)
Other comprehensive income						(1,430)	(1,430)
Exercise of stock options	2,883		109				109
Issue restricted stock (less forfeitures)	(6,522)						—
Vesting of restricted stock	11,993						—
Purchase of treasury stock	(5,240)				(195)		(195)
Stock compensation			863				863
Balance March 31, 2022	12,458,953	$13	$264,098	$108,619	$(14,218)	$(13,202)	$345,310

Balance December 31, 2022	12,597,607	$13	$270,340	$139,976	$(15,504)	$(5,681)	$389,144
Net income				12,349			12,349
Dividends paid and accrued ($0.22 per share)				(2,811)			(2,811)
Other comprehensive income (loss)						1,542	1,542
Exercise of stock options	130,889		4,851				4,851
Issue restricted stock (less forfeitures)	4,300						—
Purchase of treasury stock	(1,548)				(87)		(87)
Stock compensation			771				771
Balance March 31, 2023	12,731,248	$13	$275,962	$149,514	$(15,591)	$(4,139)	$405,759

	Six Months Ended March 31, 2022 and 2023
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income				13,143			13,143
Dividends paid and accrued ($0.44 per share)				(5,539)			(5,539)
Other comprehensive income (loss)						(861)	(861)
Exercise of stock options	6,533		224				224
Issue restricted stock (less forfeitures)	25,182						—
Vesting of restricted stock	32,904						—
Purchase of treasury stock	(167,806)				(6,795)		(6,795)
Stock compensation			1,817				1,817
Balance March 31, 2022	12,458,953	$13	$264,098	$108,619	$(14,218)	$(13,202)	$345,310

Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income				20,088			20,088
Dividends paid and accrued ($0.44 per share)				(5,614)			(5,614)
Other comprehensive income (loss)						6,953	6,953
Exercise of stock options	218,576		8,228				8,228
Issue restricted stock (less forfeitures)	38,033						—
Vesting of restricted stock	12,429						—
Purchase of treasury stock	(17,531)				(925)		(925)
Stock compensation			1,541				1,541
Balance March 31, 2023	12,731,248	$13	$275,962	$149,514	$(15,591)	$(4,139)	$405,759

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net income	$13,143	$20,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,252	8,932
Amortization	322	216
Pension and post-retirement expense - U.S. and U.K.	1,100	1,306
Change in long-term obligations	(16)	(41)
Stock compensation expense	1,817	1,541
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	4,009	231
Loss on disposition of property	—	65
Change in assets and liabilities:
Accounts receivable	(17,830)	(1,134)
Inventories	(44,124)	(34,370)
Other assets	1,282	110
Accounts payable and accrued expenses	598	(8,888)
Income taxes	(701)	(2,346)
Accrued pension and postretirement benefits	(4,411)	(4,187)
Net cash used in operating activities	(36,809)	(19,727)
Cash flows from investing activities:
Additions to property, plant and equipment	(7,729)	(7,292)
Net cash used in investing activities	(7,729)	(7,292)
Cash flows from financing activities:
Revolving credit facility borrowings	35,000	84,128
Revolving credit facility repayments	(13,500)	(50,849)
Dividends paid	(5,587)	(5,603)
Proceeds from exercise of stock options	224	8,228
Payment for purchase of treasury stock	(6,795)	(925)
Payment for debt issuance cost	—	(245)
Payments on long-term obligations	(120)	(138)
Net cash provided by financing activities	9,222	34,596
Effect of exchange rates on cash	(208)	842
Increase (decrease) in cash and cash equivalents:	(35,524)	8,419
Cash and cash equivalents:
Beginning of period	47,726	8,440
End of period	$12,202	$16,859
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$559	$2,951
Income taxes paid, net	$998	$7,568
Capital expenditures incurred but not yet paid	$632	$1,159
Dividends declared but not yet paid	$161	$210

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023 or any other interim period.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2022 and March 31, 2023, accounts receivable with customers were $95,340 and $100,575, respectively. Allowance for credit losses as of September 30, 2022 and March 31, 2023 were $428 and $846, respectively, and are presented within accounts receivable, less allowance for credit losses on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2022 and March 31, 2023, contract liabilities of $10,329 and $9,079, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statement have been recorded. Additionally, contract liabilities of $700 and $830, respectively, were recorded for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and six months ended March 31, 2022 and 2023.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Net revenues
Aerospace	$52,918	$66,612	$101,373	$131,130
Chemical processing	22,850	28,605	40,300	51,320
Industrial gas turbine	24,788	32,420	39,386	58,445
Other markets	9,755	17,550	24,242	32,272
Total product revenue	110,311	145,187	205,301	273,167
Other revenue	6,745	7,599	11,185	12,292
Net revenues	$117,056	$152,786	$216,486	$285,459

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2022	2023
Raw Materials	$31,887	$38,280
Work-in-process	226,572	232,392
Finished Goods	97,657	125,288
Other	1,440	1,521
	$357,556	$397,481

Note 5.  Income Taxes

Income tax expense for the three and six months ended March 31, 2022 and 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended March 31, 2023 was 21.0% on $15,639 of income before income taxes compared to 24.7% on income before income taxes of $11,267 for the three months ended March 31, 2022.  The effective tax rate for the six months ended March 31, 2023 was 21.6% on $25,623 of income before income taxes compared to 25.2% on income before income taxes of $17,573 for the six months ended March 31, 2022.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2022 and 2023 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2022	2023	2022	2023	2022	2023	2022	2023
Service cost	$1,182	$672	$456	$347	$2,364	$1,344	$912	$694
Interest cost	1,923	2,772	559	800	3,846	5,544	1,118	1,600
Expected return	(3,561)	(3,419)	—	—	(7,122)	(6,838)	—	—
Amortizations	51	51	(60)	(570)	102	102	(120)	(1,140)
Net periodic benefit cost	$(405)	$76	$955	$577	$(810)	$152	$1,910	$1,154

The Company contributed $3,000 to Company-sponsored U.S. pension plans and $1,141 to its other post-retirement benefit plans for the six months ended March 31, 2023. The Company expects to make contributions of $3,000 to its U.S. pension plan and $2,135 to its other post-retirement benefit plan for the remainder of fiscal 2023.

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

The Company is required to, among other things, monitor groundwater and continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material effect on the Company’s financial condition, results of operations or liquidity.

As of both September 30, 2022 and March 31, 2023, the Company has accrued $407 for post-closure monitoring and maintenance activities, of which $341 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at March 31, 2023.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of March 31, 2023 because the fair value exceeds the carrying values.

During the first six months of fiscal 2023, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $118 and $90 for the three-month periods ended March 31, 2022 and 2023, respectively, and $322 and $216 for the six-month periods ended March 31, 2022 and 2023 respectively.  The following represents a summary of intangible assets at September 30, 2022 and March 31, 2023.

	Gross	Accumulated	Carrying
September 30, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,128)	972
Other	1,100	(963)	137
	$7,000	$(2,091)	$4,909

	Gross	Accumulated	Carrying
March 31, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,193)	907
Other	348	(117)	231
	$6,248	$(1,310)	$4,938

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2023	$180
2024	241
2025	123
2026	120
2027	116
Thereafter	358

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2022	2023	2022	2023
Numerator: Basic and Diluted
Net income	$8,484	$12,349	$13,143	$20,088
Dividends paid and accrued	(2,730)	(2,811)	(5,539)	(5,614)
Undistributed income (loss)	5,754	9,538	7,604	14,474
Percentage allocated to common shares (a)	99.0%	99.2%	99.0%	99.2%
Undistributed income (loss) allocated to common shares	5,697	9,463	7,525	14,361
Dividends paid on common shares outstanding	2,703	2,789	5,482	5,570
Net income available to common shares	8,400	12,252	13,007	19,931
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,330,567	12,544,388	12,349,904	12,522,323
Adjustment for dilutive potential common shares	143,616	242,331	180,938	243,459
Weighted average shares outstanding - Diluted	12,474,183	12,786,719	12,530,842	12,765,782

Basic net income per share	$0.68	$0.98	$1.05	$1.59
Diluted net income per share	$0.67	$0.96	$1.04	$1.56

Number of stock option shares excluded as their effect would be anti-dilutive	306,752	214,890	271,806	223,565
Number of restricted stock shares excluded as their effect would be anti-dilutive	56,296	40,899	58,818	43,824
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	3,507	5,574	3,646	6,353
Number of performance share awards excluded as their effect would be anti-dilutive	51,326	41,400	72,059	42,280

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,330,567	12,544,388	12,349,904	12,522,323
Unvested participating shares	122,836	98,877	129,161	98,887
	12,453,403	12,643,265	12,479,065	12,621,210

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the six months ended March 31, 2023:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	96,536	$33.23
Granted	29,059	$49.19
Forfeited / Canceled	—	$0.00
Vested	(35,692)	$37.06
Unvested at March 31, 2023	89,903	$36.87
Expected to vest	89,903	$36.87

Compensation expense related to restricted stock for the three months ended March 31, 2022 and 2023 was $352 and $340, respectively and for the six months ended March 31, 2022 and 2023 was $744 and $646, respectively. The remaining unrecognized compensation expense related to restricted stock at March 31,2023 was $2,022, to be recognized over a weighted average period of 1.65 years.  During the first six months of fiscal 2023, the Company repurchased 17,531 shares of stock from employees at an average purchase price of $52.74 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the six months ended March 31, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2022	3,801	$44.07
Granted	8,974	$49.19
Vested and deferred	(3,801)	$44.07
Unvested and deferred at March 31, 2023	8,974	$49.19
Vested and deferred at March 31, 2023	21,351	$31.32

Compensation expense related to deferred restricted stock for the three months ended March 31, 2022 and 2023 was $42 and $98, respectively and for the six months ended March 31,2022 and 2023 was $84 and $157. The remaining unrecognized compensation expense related to deferred restricted stock at March 31, 2023 was $312, to be recognized over a weighted average period of  0.71 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the six months ended March 31, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	76,420	$41.37
Granted	19,555	$69.39
Vested	(25,226)	$42.83
Forfeited / Canceled	—	$0.00
Unvested at March 31, 2023	70,749	$48.60

During the first six months of fiscal 2023, 25,226 performance share awards vested which resulted in the issuance of 12,429 shares of stock to certain employees.  The Company repurchased 5,474 shares of stock from employees at an average purchase price of $52.41 to satisfy required withholding taxes upon release of performance share awards.  Compensation expense related to the performance shares for the three months ended March 31, 2022 and 2023 was $224 and $365, respectively and for the six months ended March 31, 2022 and 2023 was $453 and $606, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2023 was $1,993 to be recognized over a weighted average period of 1.61 years.

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
February 7, 2023	$22.70	1.65%	3.81%	51%	5	years
November 22, 2022	$20.52	1.80%	3.97%	51%	5	years

The stock-based employee compensation expense for stock options for the three months ended March 31, 2022 and 2023 was $245 and $186, respectively and for the six months ended March 31, 2022 and 2023 was $537 and $351, respectively.  The remaining unrecognized compensation expense at March 31, 2023 was $971, to be recognized over a weighted average vesting period of 1.57 years.

The following table summarizes the activity under the 2007, 2016 and 2020 Incentive Compensation Plans with respect to stock options for the six months ended March 31, 2023 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2022	697,220		$34.75
Granted	32,235		$49.01
Exercised	(218,576)		$37.90
Surrendered	(13,081)		$47.96
Outstanding at March 31, 2023	497,798	$8,045	$33.94	6.75	yrs.
Vested or expected to vest	478,599	$7,684	$34.04	6.69	yrs.
Exercisable at March 31, 2023	399,672	$6,739	$33.23	6.30	yrs.

Note 12.  Dividend

In the first and second quarters of fiscal 2023, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 19, 2022 to stockholders of record at the close of business on December 5, 2022 and the second quarter dividend was paid on March 15, 2023 to stockholders of record at the close of business on March 1, 2023.  The dividend cash pay-outs were $2,796 and $2,807 for the first and second quarters of fiscal 2023.

On May 4, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2023 to stockholders of record at the close of business on June 1, 2023.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2021	$(14,745)	$8,971	$(5,998)	$(11,772)
Other comprehensive income (loss) before reclassifications	—	—	(1,429)	(1,429)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	9	(60)	—	(51)
Tax benefit	(16)	14	—	(2)
Net current-period other comprehensive income (loss)	45	(46)	(1,429)	(1,430)
Accumulated other comprehensive income (loss) as of March 31, 2022	$(14,700)	$8,925	$(7,427)	$(13,202)

	Three Months Ended March 31, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2022	$(17,121)	$24,020	$(12,580)	$(5,681)
Other comprehensive income (loss) before reclassifications	—	—	1,935	1,935
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial losses (1)	7	(569)	—	(562)
Tax benefit	(13)	130	—	117
Net current-period other comprehensive income (loss)	46	(439)	1,935	1,542
Accumulated other comprehensive income (loss) as of March 31, 2023	$(17,075)	$23,581	$(10,645)	$(4,139)

	Six Months Ended March 31, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	—	—	(860)	(860)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	17	(120)	—	(103)
Tax provision (benefit)	(29)	28	—	(1)
Net current-period other comprehensive income (loss)	91	(92)	(860)	(861)
Accumulated other comprehensive income (loss) as of March 31, 2022	$(14,700)	$8,925	$(7,427)	$(13,202)

	Six Months Ended March 31, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income (loss) before reclassifications	—	—	7,739	7,739
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial losses (1)	14	(1,139)	—	(1,125)
Tax provision (benefit)	(27)	263	—	236
Net current-period other comprehensive income (loss)	90	(876)	7,739	6,953
Accumulated other comprehensive income (loss) as of March 31, 2022	$(17,075)	$23,581	$(10,645)	$(4,139)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	March 31,
	2022	2023
Finance lease obligations	$7,384	$7,255
Environmental post-closure monitoring and maintenance activities	407	407
Long-term disability	210	200
Deferred dividends	199	210
Less amounts due within one year	(352)	(371)
Long-term obligations (less current portion)	$7,848	$7,701

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

As of March 31, 2023, the amounts borrowed by the Company under the Credit Agreement totaled $108.0 million which is classified as long-term on the Consolidated Balance Sheet.  With the amendment executed on October 7, 2022, the Credit Agreement provides for revolving loans in the maximum amount of $160.0 million, subject to a borrowing base and certain reserves. The Credit Agreement has a remaining accordion which permits an increase in the maximum revolving loan amount from $160.0 million up to an aggregate amount of $170.0 million at the request of the borrower if certain conditions are met. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either JPMorgan’s “prime rate”, plus 1.25% - 1.75% per annum, or the adjusted SOFR rate (SOFR plus 0.10%) determined by the lender, plus 2.25% - 2.75% per annum (with a SOFR floor of 0.5%).

The Company must pay monthly, in arrears, a commitment fee of 0.425% per annum on the unused amount of the U.S. revolving credit facility total commitment. For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 12.5% of the maximum credit revolving loan amount and (ii) $12.5 million. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met.  The Company may pay quarterly cash dividends up to $3.5 million per fiscal quarter so long as the Company is not in default under the Credit Documents.  As of March 31, 2023, the Company was in compliance with the covenants of the Credit Agreement.  To the extent that we are in default under the Credit Agreement, the Company’s liquidity could be reduced due to potential restrictions on borrowings available to the Company.

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

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of March 31, 2023, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2022 or March 31, 2023.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Foreign currency transactional gain (loss)	$510	$(478)	$290	$(2,329)
Foreign exchange forward contract gain (loss)	$(1,119)	$113	$(1,459)	$1,986
Net gain (loss) included in selling, general and administrative expense	$(609)	$(365)	$(1,169)	$(343)

●

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.    In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal 2023 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, dividends, capital allocation strategies and their expected results, operations and demand for our products.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond the Company’s control.

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

Business Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest developers, producers, and distributors of technologically advanced high-performance nickel- and cobalt-based alloys.  The Company’s products, which are sold primarily into the aerospace, chemical processing and industrial gas turbine industries, consist of high-temperature resistant alloys, or “HTA” products, and corrosion-resistant alloys, or “CRA” products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and waste treatment. Haynes high-performance alloy sales in sheet, coil and plate forms, in the aggregate, represented approximately 62% of net product revenues in fiscal 2022. The Company also produces its products as seamless and welded tubulars, which represented approximately 13% of fiscal 2022 net product revenues and in wire form, which represented approximately 7% of fiscal 2022 net product revenues, and in slab, bar and billet form, which, in the aggregate, represented approximately 18% of fiscal 2022 net product revenues.

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

Dividends Paid and Declared

In the first and second quarters of fiscal 2023, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 19, 2022 to stockholders of record at the close of business on December 5, 2022 and the second quarter dividend was paid on March 15, 2023 to stockholders of record at the close of business on March 1, 2023.  The total dividend cash pay-outs in both the first and second quarters were approximately $2.8 million based on the number of shares outstanding.

On May 4, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 15, 2023 to stockholders of record at the close of business on June 1, 2023.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first six months of fiscal 2023, capital investment was $7.3 million, and total planned capital expenditures for fiscal 2023 are expected to be between $18.0 million and $22.0 million.

Volume and Pricing

Volume shipped in the second quarter of fiscal 2023 was 4.7 million pounds which is 7.6% higher than the same quarter in the prior fiscal year.  Aerospace volume increased 9.6% along with a 14.8% increase in aerospace average selling price, resulting in a 25.9% or $13.7 million aerospace revenue increase compared to the prior year. The volume increase was primarily driven by the single-aisle commercial aircraft recovery. Volumes in the chemical processing industry (CPI) decreased by 2.9%.  However, CPI average selling price increased 28.9%, which resulted in a 25.2% or $5.8 million CPI revenue increase compared to the prior year. Industrial gas turbine (IGT) volumes were up 1.0% along with a 29.5% increase in the IGT average selling price, which resulted in a 30.8% or $7.6 million IGT revenue increase compared to the prior year.  Other markets revenue increased 79.9%, and other revenue increased by 12.7%.

The Company has an ongoing strategy of increasing margins. This is achieved by reducing processing costs as well as increasing pricing for the high-value, differentiated products and services it offers. The Company implemented multiple price increases for contract and non-contract business as market conditions improved and in response to higher inflation. Customer long-term agreements typically have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items. The product average selling price per pound in the second quarter of fiscal 2023 was $31.11, which is a 22.3% increase year-over-year, primarily due to the noted price increases and raw material adjustors.

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

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2021	2022	2022	2022	2022	2023
Net Revenues	$99,430	$117,056	$130,165	$143,810	$132,673	$152,786
Gross Profit Margin	$17,777	$23,413	$33,222	$31,921	$23,038	$30,878
Gross Profit Margin %	17.9%	20.0%	25.5%	22.2%	17.4%	20.2%

The Company has made a significant strategic effort to improve gross margins over the past few years. As a result of this strategy, the Company reduced the volume breakeven point by over 25%. The Company previously struggled to be profitable at roughly 5.0 million pounds. With the current product mix, the Company can generate profits at lower volumes as first demonstrated in the third quarter of fiscal 2021, producing a positive net income at only 3.7 million pounds shipped.

Gross profit margin was 20.2% in the second quarter of fiscal 2023 compared to 20.0% in the same period last year and 17.4% in first quarter of fiscal 2023. Volatility of raw materials, specifically nickel and cobalt, have impacted gross margins. During fiscal 2022 this impact was favorable due to rising raw material prices which increased gross margins; however, in the first and second quarter of fiscal 2023 this impact was unfavorable due to decreasing raw material prices which lowered gross margins. The estimated impact from raw material volatility in the first quarter of fiscal 2023 was a headwind of $5.6 million compressing gross margin percentage by approximately 4.2%. Similarly, the estimated impact from raw material volatility in the second quarter of fiscal 2023 was a headwind of $1.7 million that compressed gross margin percentage by approximately 1.1%. This compares to the previous year’s estimated impact in the second quarter of fiscal 2022 that was a favorable tailwind of approximately $2.6 million which increased gross margin percentage by approximately 2.2%.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2021	2022	2022	2022	2022	2023
Backlog(1)
Dollars (in thousands)	$217,477	$280,687	$338,178	$373,736	$408,181	$446,749
Pounds (in thousands)	8,931	10,654	12,125	12,798	13,640	14,177
Average selling price per pound	$24.35	$26.35	$27.89	$29.20	$29.93	$31.51
Average nickel price per pound
London Metals Exchange(2)	$9.10	$15.47	$11.71	$10.28	$13.08	$10.56
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

The Company experienced continued high levels of order entry over the past quarter.  The Company established a record backlog of $446.7 million as of March 31, 2023, an increase of $38.6 million, or 9.4% from the first quarter of fiscal 2023 and an increase of $166.1 million, or 59.2%, from the same period of last year.   In addition, the backlog has increased for 23 consecutive months.  Backlog pounds increased 3.9% during the second quarter to approximately 14.1 million pounds and has increased by 33.1% from the second quarter of fiscal 2022.  The growth was predominately in the aerospace and industrial gas turbine markets.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2021	2022	2022	2022	2022	2023
Net revenues (in thousands)
Aerospace	$48,455	$52,918	$60,981	$67,647	$64,518	$66,612
Chemical processing	17,450	22,850	24,180	27,185	22,715	28,605
Industrial gas turbines	14,598	24,788	23,991	28,501	26,025	32,420
Other markets	14,487	9,755	14,518	14,946	14,722	17,550
Total product revenue	94,990	110,311	123,670	138,279	127,980	145,187
Other revenue	4,440	6,745	6,495	5,531	4,693	7,599
Net revenues	$99,430	$117,056	$130,165	$143,810	$132,673	$152,786

Shipments by markets (in thousands of pounds)
Aerospace	1,864	1,808	2,142	2,402	2,187	1,982
Chemical processing	794	870	882	921	786	845
Industrial gas turbines	799	1,416	1,090	1,242	1,289	1,430
Other markets	420	244	427	318	290	410
Total shipments	3,877	4,338	4,541	4,883	4,552	4,667

Average selling price per pound
Aerospace	$26.00	$29.27	$28.47	$28.16	$29.50	$33.61
Chemical processing	21.98	26.26	27.41	29.52	28.90	33.85
Industrial gas turbines	18.27	17.51	22.01	22.95	20.19	22.67
Other markets	34.49	39.98	34.00	47.00	50.77	42.80
Total product (product only; excluding other revenue)	24.50	25.43	27.23	28.32	28.12	31.11
Total average selling price (including other revenue)	$25.65	$26.98	$28.66	$29.45	$29.15	$32.74

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2022		2023		Amount	%
Net revenues	$117,056	100.0%	$152,786	100.0%	$35,730	30.5%
Cost of sales	93,643	80.0%	121,908	79.8%	28,265	30.2%
Gross profit	23,413	20.0%	30,878	20.2%	7,465	31.9%
Selling, general and administrative expense	11,782	10.1%	12,702	8.3%	920	7.8%
Research and technical expense	944	0.8%	1,047	0.7%	103	10.9%
Operating income	10,687	9.1%	17,129	11.2%	6,442	60.3%
Nonoperating retirement benefit expense (income)	(1,088)	(0.9)%	(365)	(0.2)%	723	(66.5)%
Interest income	(6)	(0.0)%	(10)	(0.0)%	(4)	66.7%
Interest expense	514	0.4%	1,865	1.2%	1,351	262.8%
Income before income taxes	11,267	9.6%	15,639	10.2%	4,372	38.8%
Provision for income taxes	2,783	2.4%	3,290	2.2%	507	18.2%
Net income	$8,484	7.2%	$12,349	8.1%	$3,865	45.6%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2022	2023	Amount	%
Net revenues (dollars in thousands)
Aerospace	$52,918	$66,612	$13,694	25.9%
Chemical processing	22,850	28,605	5,755	25.2%
Industrial gas turbine	24,788	32,420	7,632	30.8%
Other markets	9,755	17,550	7,795	79.9%
Total product revenue	110,311	145,187	34,876	31.6%
Other revenue	6,745	7,599	854	12.7%
Net revenues	$117,056	$152,786	$35,730	30.5%
Pounds by market (in thousands)
Aerospace	1,808	1,982	174	9.6%
Chemical processing	870	845	(25)	(2.9)%
Industrial gas turbine	1,416	1,430	14	1.0%
Other markets	244	410	166	68.0%
Total shipments	4,338	4,667	329	7.6%
Average selling price per pound
Aerospace	$29.27	$33.61	$4.34	14.8%
Chemical processing	26.26	33.85	7.59	28.9%
Industrial gas turbine	17.51	22.67	5.16	29.5%
Other markets	39.98	42.80	2.82	7.1%
Total product (excluding other revenue)	25.43	31.11	5.68	22.3%
Total average selling price (including other revenue)	$26.98	$32.74	$5.76	21.3%

Net Revenues.  Net revenues were $152.8 million in the second quarter of fiscal 2023, an increase of 30.5% from the same period of fiscal 2022 due to increases in volume in aerospace, industrial gas turbine and other markets, combined with increases in average selling price per pound in each of our markets.  The increase in pounds sold is due to strong sales in the aerospace market, as well as our other markets, compared to the second quarter of fiscal 2022, partially offset by lower pounds sold in the chemical processing market.  The increase in product average selling price per pound largely reflects price increases and other sales factors, which increased the product average selling price per pound by approximately $4.70. It also includes a favorable product mix, which increased product average selling price per pound by approximately $1.02, partially offset by slightly lower market prices of raw materials, which decreased product average selling price per pound by approximately $0.04.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine builds. The increase in average selling price per pound largely reflects price increases and other pricing factors, which increased average selling price per pound by approximately $5.01, partially offset by a change in product mix, which decreased average selling price per pound by approximately $0.40 and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.27.

Volume to the chemical processing market in the second quarter of fiscal 2023 was 2.9% lower than the second quarter of fiscal 2022 primarily due to lower special project shipments.  The increase in average selling price per pound in the chemical processing market reflects price increases and other sales factors, which increased average selling price per pound by approximately $3.52, and a change in product mix, which increased average selling price per pound by approximately $2.99 along with higher market prices of raw materials, which increased average selling price per pound by approximately $1.08 per pound.

Volume to the industrial gas turbine market was similar to the same period in fiscal 2022.  The increase in average selling price per pound reflects price increases and other sales factors, which increased average selling price per pound by approximately $4.84, and a change in product mix which increased average selling price per pound by approximately $0.31, along with higher market prices of raw materials, which increased average selling price per pound by approximately $0.02 per pound.

Volume to the other markets increased the second quarter of fiscal 2023 from the same period in fiscal 2022 due to increases in a broad range of smaller markets, partially offset by lower shipments into the oil and gas and flue-gas desulfurization markets.  The average selling price per pound increase to other markets reflects price increases and other sales factors, which increased average selling price per pound by approximately $5.12, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $1.53 combined with a change in product mix, which decreased average selling price per pound by approximately $0.65.

Other Revenue.  The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the second quarter of fiscal 2023 was similar to the second quarter of fiscal 2022.

Gross Profit.  Gross profit in the second quarter of fiscal 2023 increased compared to the same quarter of the prior year as a result of variable cost saving measures and a higher utilization of fixed costs driven from greater volumes shipped, which was partially offset by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.  Gross profit in the second quarter of fiscal 2022 benefited from lower raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which increased gross profit.

Selling, General and Administrative Expense.  The decrease as a percent of net revenues from 10.1% to 8.3% for selling, general and administrative expense was largely driven by higher net revenues.  The higher spend in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 is a result of higher spending on outside costs related to information systems in addition to a $0.3 million loss incurred in the second quarter of fiscal 2023 due to an uncollectible receivable from one customer.  This higher spend was partially offset by lower management incentive compensation costs of $0.2 million and lower exchange rate losses of $0.2 million.

Nonoperating retirement benefit expense (income).  The lower benefit recorded in nonoperating retirement benefit was primarily driven by an increase in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2022 that resulted in a higher interest cost component of nonoperating retirement benefit expense (income) in the second quarter of fiscal 2023 when compared to the second quarter of fiscal 2022.   Partially offsetting the higher interest cost was the amortization of the actuarial gains of the U.S. pension plan liability in the second quarter of fiscal 2023.

Income Taxes. The increase in income tax expense was driven primarily by a difference in income before income taxes of $4.4 million. The second quarter of fiscal 2023 benefited from a discrete tax benefit of approximately $0.3 million that was related to restricted stock vestings and option exercises that occurred during the quarter.

Results of Operations for the Six Months Ended March 31, 2023 Compared to the Six Months Ended March 32, 2022

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended March 31,				Change
	2022		2023		Amount	%
Net revenues	$216,486	100.0%	$285,459	100.0%	$68,973	31.9%
Cost of sales	175,296	81.0%	231,543	81.1%	56,247	32.1%
Gross profit	41,190	19.0%	53,916	18.9%	12,726	30.9%
Selling, general and administrative expense	23,144	10.7%	23,654	8.3%	510	2.2%
Research and technical expense	1,849	0.9%	2,020	0.7%	171	9.2%
Operating income	16,197	7.5%	28,242	9.9%	12,045	74.4%
Nonoperating retirement benefit expense (income)	(2,176)	(1.0)%	(731)	(0.3)%	1,445	(66.4)%
Interest income	(14)	(0.0)%	(16)	(0.0)%	(2)	14.3%
Interest expense	814	0.4%	3,366	1.2%	2,552	313.5%
Income before income taxes	17,573	8.1%	25,623	9.0%	8,050	45.8%
Provision for income taxes	4,430	2.0%	5,535	1.9%	1,105	24.9%
Net income	$13,143	6.1%	$20,088	7.0%	$6,945	52.8%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2022	2023	Amount	%
Net revenues (dollars in thousands)
Aerospace	$101,373	$131,130	$29,757	29.4%
Chemical processing	40,300	51,320	11,020	27.3%
Industrial gas turbine	39,386	58,445	19,059	48.4%
Other markets	24,242	32,272	8,030	33.1%
Total product revenue	205,301	273,167	67,866	33.1%
Other revenue	11,185	12,292	1,107	9.9%
Net revenues	$216,486	$285,459	$68,973	31.9%
Pounds by market (in thousands)
Aerospace	3,672	4,169	497	13.5%
Chemical processing	1,664	1,631	(33)	(2.0)%
Industrial gas turbine	2,215	2,719	504	22.8%
Other markets	664	700	36	5.4%
Total shipments	8,215	9,219	1,004	12.2%
Average selling price per pound
Aerospace	$27.61	$31.45	$3.84	13.9%
Chemical processing	24.22	31.47	7.25	29.9%
Industrial gas turbine	17.78	21.50	3.72	20.9%
Other markets	36.51	46.10	9.59	26.3%
Total product (excluding other revenue)	24.99	29.63	4.64	18.6%
Total average selling price (including other revenue)	$26.35	$30.96	$4.61	17.5%

Net Revenues.  Net revenues were $285.5 million in the first six months of fiscal 2023, an increase of 31.9% from $216.5 million in the same period of fiscal 2022 due primarily to volume increases in the aerospace, industrial gas turbine and other markets and average selling price per pound increases in each of our markets.  The 12.2% increase in pounds sold is due to the demand recovery and strong sales in the industrial gas turbine market, which increased by 22.8%, as well as the aerospace and other markets, which increased by 13.5% and 5.4%, respectively, from the first six months of fiscal 2022.  The product average selling price was $29.63 per pound in the first six months of fiscal 2023, an increase of 18.6% in the same period of fiscal 2022.   The increase in product average selling price per pound largely reflects price increases and other sales factors, which increased product average selling price per pound by approximately $4.02 and higher market prices of raw materials, which increased product average selling price per pound by approximately $0.55, along with product mix, which increased product average selling price per pound by approximately $0.07.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the expected increase in engine builds. The increase in average selling price per pound in the aerospace market largely reflects price increases and other pricing factors, which increased average selling price per pound by approximately $4.20 and an increase in market prices of raw materials, which increased average selling price per pound by approximately $0.49, partially offset by a change in product mix, which decreased average selling price per pound by approximately $0.85.

Volume to the chemical processing market in the first six months of fiscal 2023 was 2.0% lower than the same period of fiscal 2022 primarily due to lower special project shipments.  The increase in average selling price per pound in the chemical processing market reflects price increases and other sales factors, which increased average selling price per pound by approximately $2.38 and a change in product mix, which increased average selling price per pound by approximately $3.58 along with higher market prices of raw materials, which increased average selling price per pound by approximately $1.29 per pound.

The higher volume to the industrial gas turbine market was a result of overall increased demand in the market as well as timing of deliveries to one of the Company’s larger customers.  The increase in average selling price per pound in the industrial gas turbine market reflects price increases and other sales factors, which increased average selling price per pound by approximately $3.75 and higher market prices of raw materials, which increased average selling price per pound by approximately $0.49, partially offset by a change in product mix, which decreased average selling price per pound by approximately $0.52.

Volume to the other markets increased in the first six months of fiscal 2023 from the same period in fiscal 2022 due to increases in a broad range of smaller markets, partially offset by lower shipments into the oil and gas and flue-gas desulfurization markets.  The average selling price per pound increase to other markets reflects price increases and other sales factors, which increased average selling price per pound by approximately $7.79 and a change in product mix, which increased average selling price per pound by approximately $2.41, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $0.61.

Other Revenue.   The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the first six months of fiscal 2023 was similar to the first six months of fiscal 2022.

Gross Profit.  Gross profit in the six months of fiscal 2023 was adversely affected by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which lowered gross profit, while gross profit in the first six months of fiscal 2022 benefited from lower raw material prices in cost of sales relative to the impact of raw material price adjustors in selling prices, which increased gross profit during that period.  Partially offsetting the compression of margins due to raw material price changes was increased gross profit generated from variable cost saving measures and a higher utilization of fixed costs driven from greater volumes shipped.

Selling, General and Administrative Expense.  Selling, general and administrative expense as a percentage of net revenues decreased to 8.3% from 10.7% for the first six months of fiscal 2023 compared to 10.7% for the same period of fiscal 2022, largely driven by a 31.9% increase in net revenues.  The higher spend in the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 was attributable to a $0.3 million loss incurred in the second quarter of fiscal 2023 due to an uncollectible receivable from one customer as well as higher spend on outside costs related to information technology systems, partially offset by lower exchange losses.

Nonoperating retirement benefit expense (income).  The lower benefit recorded in nonoperating retirement benefit was primarily driven by an increase in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2022 which resulted in a higher interest cost component of nonoperating retirement benefit expense (income) in the first six months of fiscal 2023 when compared to the same period of fiscal 2022.   Partially offsetting the higher interest cost was the amortization of the actuarial gains of the U.S. pension plan liability in the second quarter of fiscal 2023.

Income Taxes.  The increase in income tax expense was driven primarily by a difference in income before income taxes of $8.1 million.  The first six months of fiscal 2023 benefited from a discrete tax benefit of approximately $0.3 million that was related to vestings of stock-based compensation and option exercises that occurred during the year.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $427.9 million as of March 31, 2023, an increase of $49.6 million, or 13.1%, from $378.3 million as of September 30, 2022. The increase resulted primarily from inventory increasing by $39.9 million, accounts payable and accrued expenses decreasing by $4.9 million and accounts receivable increasing by $4.8 million during the first six months of fiscal 2023.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $16.9 million as of March 31, 2023, inclusive of $9.3 million that was held by foreign subsidiaries in various currencies, compared to $8.4 million as of September 30, 2022.  Additionally, the Company had $108.0 million of borrowings against the $160.0 million line of credit outstanding with remaining capacity available of $52.0 million as of March 31, 2023, putting total liquidity at $68.9 million.

Net cash used in operating activities in the first six months of fiscal 2023 was $19.7 million compared to net cash used in operating activities of $36.8 million in the first six months of fiscal 2022.  The decrease in cash used in operating activities in the first six months of fiscal 2023 was driven by an increase in accounts receivable of $1.1 million as compared to an increase of $17.8 million during the same period of fiscal 2022, an increase in inventory of $34.4 million as compared to an increase of $44.1 million during the same period of fiscal 2022 and net income of $20.1 million for the first six months of fiscal 2023 as compared to net income of $13.1 million during the same period of fiscal 2022.  This was partially offset by a decrease in accounts payable and accrued expenses of $8.9 million during the first six months of fiscal 2023 as compared to an increase of $0.6 million during the same period of fiscal 2022, a difference of $9.5 million.

Net cash used in investing activities was $7.3 million in the first six months of fiscal 2023, which was comparable to investing activities of $7.7 million during the same period of fiscal 2022 due to lower additions to property, plant and equipment.

Net cash provided by financing activities was $34.6 million in the first six months of fiscal 2023, an increase of $25.4 million from cash provided by financing activities of $9.2 million during the first six months of fiscal 2022.  This difference was primarily driven by a net borrowing of $33.3 million against the revolving line of credit during the first six months of fiscal 2023 compared to a net borrowing of $21.5 million during the same period of fiscal 2022.  Additionally, the Company had proceeds from the exercise of stock options of $8.2 million during the first six months of fiscal 2023 as compared to proceeds from exercise of stock options of $0.2 million during the same period of fiscal 2022 and lower share repurchases of $0.9 million in the first six months of fiscal 2023 as compared to $6.8 million during the same period of fiscal 2022.  Dividends paid of $5.6 million during the first six months of fiscal 2023 were comparable to same period of fiscal 2022.

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

Future sources and uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At March 31, 2023, the Company had cash of $16.9 million, an outstanding balance of $108.0 million on the U.S. revolving credit facility (described above) and total remaining borrowing availability against the revolving credit facility of approximately $52.0 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

●	Funding operations, including raw material purchases, labor costs, insurance, utilities, equipment maintenance;

●	Capital spending, including for purchases of new plant and equipment;

●	Dividends to stockholders; and

●	Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $3.0 million during the remainder of fiscal 2023.

The Company’s primary uses of cash beyond the next twelve months are expected to remain the same as those expenditures expected over the next twelve months.

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

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2023. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies and estimates discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. The applicable critical policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended March 31, 2023, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the period covered by this report, comprising shares repurchased by the Company from employees to satisfy income tax obligations related to share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	—	$—	—	$—
February 1-28, 2023	1,409	55.95	—	—
March 1-31, 2023	139	58.25	—	—
Total	1,548	$56.16	—

Item 6.Exhibits

Exhibits.  See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-140194 filed with the SEC on March 8, 2007).

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: May 4, 2023

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 4, 2023