Form 10-Q
period 2023-06-30
HAYNES INTERNATIONAL INC
filed 2023-08-03
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33288

HAYNES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1185400 (I.R.S. Employer Identification No.)

1020 West Park Avenue, Kokomo, Indiana (Address of principal executive offices)	46904-9013 (Zip Code)

Registrant’s telephone number, including area code (765) 456-6000

Securities registered pursuant to Section 12(b) of the Act:
Tile of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	“HAYN”	NASDAQ Global Select Market

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

As of July 31, 2023, the registrant had 12,731,838 shares of Common Stock, $0.001 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART 1 FINANCIAL INFORMATION

Item 1.        Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,440	$12,931
Accounts receivable, less allowance for credit losses of $428 and $858 at September 30, 2022 and June 30, 2023, respectively	94,912	87,745
Inventories	357,556	411,697
Income taxes receivable	—	3,437
Other current assets	3,514	3,245
Total current assets	464,422	519,055
Property, plant and equipment, net	142,772	141,919
Deferred income taxes	5,680	6,764
Other assets	9,723	9,933
Goodwill	4,789	4,789
Other intangible assets, net	4,909	5,750
Total assets	$632,295	$688,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,886	$56,145
Accrued expenses	19,294	17,066
Income taxes payable	828	613
Accrued pension and postretirement benefits	3,371	3,371
Deferred revenue—current portion	2,500	2,500
Total current liabilities	80,879	79,695
Revolving credit facilities - Long-term	74,721	98,665
Long-term obligations (less current portion)	7,848	7,648
Deferred revenue (less current portion)	7,829	5,954
Deferred income taxes	3,103	3,315
Operating lease liabilities	576	370
Accrued pension benefits (less current portion)	21,090	16,573
Accrued postretirement benefits (less current portion)	60,761	62,489
Total liabilities	256,807	274,709
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,854,773 and 13,124,401 shares issued and 12,479,741 and 12,731,838 shares outstanding at September 30, 2022 and June 30, 2023, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	266,193	276,831
Accumulated earnings	135,040	155,450
Treasury stock, 375,032 shares at September 30, 2022 and 392,563 shares at June 30, 2023	(14,666)	(15,591)
Accumulated other comprehensive loss	(11,092)	(3,202)
Total stockholders’ equity	375,488	413,501
Total liabilities and stockholders’ equity	$632,295	$688,210

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Net revenues	$130,165	$143,901	$346,651	$429,360
Cost of sales	96,943	117,839	272,239	349,382
Gross profit	33,222	26,062	74,412	79,978
Selling, general and administrative expense	11,847	11,832	34,991	35,486
Research and technical expense	957	1,008	2,806	3,028
Operating income	20,418	13,222	36,615	41,464
Nonoperating retirement benefit expense (income)	(1,088)	(366)	(3,264)	(1,097)
Interest income	(1)	(17)	(15)	(33)
Interest expense	750	2,156	1,564	5,522
Income before income taxes	20,757	11,449	38,330	37,072
Provision for income taxes	5,149	2,690	9,579	8,225
Net income	$15,608	$8,759	$28,751	$28,847
Net income per share:
Basic	$1.25	$0.69	$2.30	$2.28
Diluted	$1.24	$0.68	$2.28	$2.24
Weighted Average Common Shares Outstanding
Basic	12,339	12,611	12,346	12,552
Diluted	12,459	12,796	12,507	12,776

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Net income	$15,608	$8,759	$28,751	$28,847
Other comprehensive income (loss), net of tax:
Pension and postretirement	—	(393)	(1)	(1,179)
Foreign currency translation adjustment	(5,169)	1,330	(6,029)	9,069
Other comprehensive income (loss)	(5,169)	937	(6,030)	7,890
Comprehensive income	$10,439	$9,696	$22,721	$36,737

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2022 and 2023
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2022	12,458,953	$13	$264,098	$108,619	$(14,218)	$(13,202)	$345,310
Net income				15,608			15,608
Dividends paid and accrued ($0.22 per share)				(2,732)			(2,732)
Other comprehensive income (loss)						(5,169)	(5,169)
Exercise of stock options	3,025		124				124
Issue restricted stock (less forfeitures)	500						—
Stock compensation			932				932
Balance June 30, 2022	12,462,478	$13	$265,154	$121,495	$(14,218)	$(18,371)	$354,073

Balance March 31, 2023	12,731,248	$13	$275,962	$149,514	$(15,591)	$(4,139)	$405,759
Net income				8,759			8,759
Dividends paid and accrued ($0.22 per share)				(2,823)			(2,823)
Other comprehensive income (loss)						937	937
Issue restricted stock (less forfeitures)	590						—
Purchase of treasury stock							—
Stock compensation			869				869
Balance June 30, 2023	12,731,838	$13	$276,831	$155,450	$(15,591)	$(3,202)	$413,501

	Nine Months Ended June 30, 2022 and 2023
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income				28,751			28,751
Dividends paid and accrued ($0.66 per share)				(8,271)			(8,271)
Other comprehensive income (loss)						(6,030)	(6,030)
Exercise of stock options	9,558		347				347
Issue restricted stock (less forfeitures)	25,682						—
Vesting of restricted stock	32,904						—
Purchase of treasury stock	(167,806)				(6,795)		(6,795)
Stock compensation			2,750				2,750
Balance June 30, 2022	12,462,478	$13	$265,154	$121,495	$(14,218)	$(18,371)	$354,073

Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income				28,847			28,847
Dividends paid and accrued ($0.66 per share)				(8,437)			(8,437)
Other comprehensive income (loss)						7,890	7,890
Exercise of stock options	218,576		8,228				8,228
Issue restricted stock (less forfeitures)	38,623						—
Vesting of restricted stock	12,429						—
Purchase of treasury stock	(17,531)				(925)		(925)
Stock compensation			2,410				2,410
Balance June 30, 2023	12,731,838	$13	$276,831	$155,450	$(15,591)	$(3,202)	$413,501

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net income	$28,751	$28,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,810	13,480
Amortization	547	479
Pension and post-retirement expense - U.S. and U.K.	1,650	1,961
Change in long-term obligations	(15)	(50)
Stock compensation expense	2,750	2,410
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	4,182	(549)
Loss on disposition of property	5	65
Change in assets and liabilities:
Accounts receivable	(24,312)	10,955
Inventories	(98,880)	(47,167)
Other assets	1,666	(31)
Accounts payable and accrued expenses	18,045	(4,620)
Income taxes	2,666	(3,685)
Accrued pension and postretirement benefits	(6,589)	(6,285)
Net cash used in operating activities	(57,599)	(6,065)
Cash flows from investing activities:
Additions to property, plant and equipment	(11,464)	(11,770)
Net cash used in investing activities	(11,464)	(11,770)
Cash flows from financing activities:
Revolving credit facility borrowings	64,500	101,294
Revolving credit facility repayments	(18,000)	(77,350)
Dividends paid	(8,329)	(8,397)
Proceeds from exercise of stock options	347	8,228
Payment for purchase of treasury stock	(6,795)	(925)
Payment for debt issuance cost	—	(1,320)
Payments on long-term obligations	(183)	(211)
Net cash provided by financing activities	31,540	21,319
Effect of exchange rates on cash	(765)	1,007
Increase (decrease) in cash and cash equivalents:	(38,288)	4,491
Cash and cash equivalents:
Beginning of period	47,726	8,440
End of period	$9,438	$12,931
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$1,004	$4,890
Income taxes paid, net	$2,521	$12,245
Capital expenditures incurred but not yet paid	$424	$308
Dividends declared but not yet paid	$152	$239

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in the Haynes International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023 or any other interim period.

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

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2022 and June 30, 2023, accounts receivable with customers were $95,340 and $88,603, respectively. Allowance for credit losses as of September 30, 2022 and June 30, 2023 were $428 and $858, respectively, and are presented within accounts receivable, less allowance for credit losses on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2022 and June 30, 2023, contract liabilities of $10,329 and $8,454, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 to the Condensed Consolidated Financial Statement have been recorded. Additionally, contract liabilities of $700 and $790, respectively, were recorded for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and nine months ended June 30, 2022 and 2023.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Net revenues
Aerospace	$60,981	$77,456	$162,354	$208,586
Chemical processing	24,180	17,696	64,480	69,016
Industrial gas turbine	23,991	28,073	63,377	86,518
Other markets	14,518	13,416	38,760	45,688
Total product revenue	123,670	136,641	328,971	409,808
Other revenue	6,495	7,260	17,680	19,552
Net revenues	$130,165	$143,901	$346,651	$429,360

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2022	2023
Raw Materials	$31,887	$35,958
Work-in-process	226,572	244,156
Finished Goods	97,657	129,926
Other	1,440	1,657
	$357,556	$411,697

Note 5.  Income Taxes

Income tax expense for the three and nine months ended June 30, 2022 and 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense (benefit) in these periods.  The effective tax rate for the three months ended June 30, 2023 was 23.5% on $11,449 of income before income taxes compared to 24.8% on income before income taxes of $20,757 for the three months ended June 30, 2022.  The effective tax rate for the nine months ended June 30, 2023 was 22.2% on $37,072 of income before income taxes compared to 25.0% on income before income taxes of $38,330 for the nine months ended June 30, 2022.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2022 and 2023 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2022	2023	2022	2023	2022	2023	2022	2023
Service cost	$1,182	$672	$456	$348	$3,546	$2,016	$1,368	$1,042
Interest cost	1,923	2,772	559	799	5,769	8,316	1,677	2,399
Expected return	(3,561)	(3,419)	—	—	(10,683)	(10,257)	—	—
Amortizations	51	52	(60)	(569)	153	154	(180)	(1,709)
Net periodic benefit cost	$(405)	$77	$955	$578	$(1,215)	$229	$2,865	$1,732

The Company contributed $4,500 to Company-sponsored U.S. pension plans and $1,713 to its other post-retirement benefit plans for the nine months ended June 30, 2023. The Company expects to make contributions of $1,500 to its U.S. pension plan and $1,563 to its other post-retirement benefit plan for the remainder of fiscal 2023.

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

As of both September 30, 2022 and June 30, 2023, the Company has accrued $407 for post-closure monitoring and maintenance activities, of which $341 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at June 30, 2023.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
2024	$82
2025	60
2026	58
2027	62
2028 and thereafter	79
$341

Note 8.  Deferred Revenue

On November 17, 2006, the Company entered into a 20-year agreement to provide conversion services to Titanium Metals Corporation (TIMET) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the 20-year term of the agreement at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.

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

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment has been recognized as of June 30, 2023 because the fair value exceeds the carrying values.

During the first nine months of fiscal 2023, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $225 and $263 for the three-month periods ended June 30, 2022 and 2023, respectively, and $547 and $479 for the nine-month periods ended June 30, 2022 and 2023, respectively.  The following represents a summary of intangible assets at September 30, 2022 and June 30, 2023.

	Gross	Accumulated	Carrying
September 30, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,128)	972
Other	1,100	(963)	137
	$7,000	$(2,091)	$4,909

	Gross	Accumulated	Carrying
June 30, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,225)	875
Other	1,075	—	1,075
	$6,975	$(1,225)	$5,750

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2023	$99
2024	395
2025	392
2026	388
2027	318
Thereafter	358

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2022	2023	2022	2023
Numerator: Basic and Diluted
Net income	$15,608	$8,759	$28,751	$28,847
Dividends paid and accrued	(2,732)	(2,823)	(8,271)	(8,437)
Undistributed income (loss)	12,876	5,936	20,480	20,410
Percentage allocated to common shares (a)	99.0%	99.2%	99.0%	99.2%
Undistributed income (loss) allocated to common shares	12,749	5,890	20,271	20,250
Dividends paid on common shares outstanding	2,705	2,801	8,187	8,372
Net income available to common shares	15,454	8,691	28,458	28,622
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,339,308	12,611,020	12,346,372	12,551,889
Adjustment for dilutive potential common shares	119,947	184,824	160,566	223,646
Weighted average shares outstanding - Diluted	12,459,255	12,795,844	12,506,938	12,775,535

Basic net income per share	$1.25	$0.69	$2.30	$2.28
Diluted net income per share	$1.24	$0.68	$2.28	$2.24

Number of stock option shares excluded as their effect would be anti-dilutive	218,787	184,868	254,133	210,666
Number of restricted stock shares excluded as their effect would be anti-dilutive	51,830	42,022	56,536	43,018
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	2,976	5,403	3,427	6,268
Number of performance share awards excluded as their effect would be anti-dilutive	47,896	38,650	51,466	41,106

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,339,308	12,611,020	12,346,372	12,551,889
Unvested participating shares	123,336	99,377	127,219	99,050
	12,462,644	12,710,397	12,473,591	12,650,939

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to restricted stock for the nine months ended June 30, 2023:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	96,536	$33.23
Granted	30,159	$49.23
Forfeited / Canceled	(510)	$30.11
Vested	(35,692)	$37.06
Unvested at June 30, 2023	90,493	$37.07
Expected to vest	90,493	$37.07

Compensation expense related to restricted stock for the three months ended June 30, 2022 and 2023 was $375 and $298, respectively and for the nine months ended June 30, 2022 and 2023 was $1,120 and $945, respectively. The remaining unrecognized compensation expense related to restricted stock at June 30, 2023 was $1,764, to be recognized over a weighted average period of 1.42 years.  During the first nine months of fiscal 2023, the Company repurchased 17,531 shares of stock from employees at an average purchase price of $52.74 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to deferred restricted stock for the nine months ended June 30, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2022	3,801	$44.07
Granted	8,974	$49.19
Vested and deferred	(3,801)	$44.07
Unvested and deferred at June 30, 2023	8,974	$49.19
Vested and deferred at June 30, 2023	21,351	$31.32

Compensation expense related to deferred restricted stock for the three months ended June 30, 2022 and 2023 was $42 and $110, respectively and for the nine months ended June 30, 2022 and 2023 was $126 and $269, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at June 30, 2023 was $202, to be recognized over a weighted average period of  0.46 years.

Performance Shares

The following table summarizes the activity under the 2016 and 2020 Incentive Compensation Plans with respect to performance shares for the nine months ended June 30, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	76,420	$41.37
Granted	19,555	$69.39
Vested	(25,226)	$42.83
Forfeited / Canceled	—	$0.00
Unvested at June 30, 2023	70,749	$48.60

During the first nine months of fiscal 2023, 25,226 performance share awards vested which resulted in the issuance of 12,429 shares of stock to certain employees.  The Company repurchased 5,474 shares of stock from employees at an average purchase price of $52.41 to satisfy required withholding taxes upon release of performance share awards.  Compensation expense related to the performance shares for the three months ended June 30, 2022 and 2023 was $284 and $309, respectively, and for the nine months ended June 30, 2022 and 2023 was $737 and $915, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2023 was $1,684 to be recognized over a weighted average period of 1.36 years.

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

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
June 16, 2023	$20.82	1.70%	3.91%	48%	5	years
February 7, 2023	$22.70	1.65%	3.81%	51%	5	years
November 22, 2022	$20.52	1.80%	3.97%	51%	5	years

The stock-based employee compensation expense for stock options for the three months ended June 30, 2022 and 2023 was $231 and $149, respectively, and for the nine months ended June 30, 2022 and 2023 was $768 and $500, respectively.  The remaining unrecognized compensation expense at June 30, 2023 was $836, to be recognized over a weighted average vesting period of 1.33 years.

The following table summarizes the activity under the 2007, 2016 and 2020 Incentive Compensation Plans with respect to stock options for the nine months ended June 30, 2023 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2022	697,220		$34.75
Granted	32,985		$49.08
Exercised	(218,576)		$37.90
Surrendered	(13,081)		$47.96
Outstanding at June 30, 2023	498,548	$8,407	$33.96	6.51	yrs.
Vested or expected to vest	479,274	$8,032	$34.07	6.45	yrs.
Exercisable at June 30, 2023	399,672	$7,031	$33.23	6.05	yrs.

Note 12.  Dividend

In the first, second and third quarters of fiscal 2023, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 19, 2022 to stockholders of record at the close of business on December 5, 2022, the second quarter dividend was paid on March 15, 2023 to stockholders of record at the close of business on March 1, 2023 and the third quarter dividend was paid on June 15, 2023 to stockholders of record at the close of business on June 1, 2023.  The dividend cash pay-outs were $2,796, $2,807 and $2,794 for the first, second and third quarters of fiscal 2023, respectively.

On August 3, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2023 to stockholders of record at the close of business on September 1, 2023.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2022	$(14,700)	$8,925	$(7,427)	$(13,202)
Other comprehensive income (loss) before reclassifications	—	—	(5,169)	(5,169)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	8	(60)	—	(52)
Tax benefit	(12)	13	—	1
Net current-period other comprehensive income (loss)	47	(47)	(5,169)	(5,169)
Accumulated other comprehensive income (loss) as of June 30, 2022	$(14,653)	$8,878	$(12,596)	$(18,371)

	Three Months Ended June 30, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2023	$(17,075)	$23,581	$(10,645)	$(4,139)
Other comprehensive income (loss) before reclassifications	—	—	1,330	1,330
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	7	(570)	—	(563)
Tax benefit	(14)	133	—	119
Net current-period other comprehensive income (loss)	44	(437)	1,330	937
Accumulated other comprehensive income (loss) as of June 30, 2023	$(17,031)	$23,144	$(9,315)	$(3,202)

	Nine Months Ended June 30, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	—	—	(6,029)	(6,029)
Amounts reclassified from accumulated other comprehensive income (loss)

Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	25	(180)	—	(155)
Tax provision (benefit)	(41)	41	—	—
Net current-period other comprehensive income (loss)	138	(139)	(6,029)	(6,030)
Accumulated other comprehensive income (loss) as of June 30, 2022	$(14,653)	$8,878	$(12,596)	$(18,371)

	Nine Months Ended June 30, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income (loss) before reclassifications	—	—	9,069	9,069
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial losses (1)	21	(1,709)	—	(1,688)
Tax provision (benefit)	(41)	396	—	355
Net current-period other comprehensive income (loss)	134	(1,313)	9,069	7,890
Accumulated other comprehensive income (loss) as of June 30, 2023	$(17,031)	$23,144	$(9,315)	$(3,202)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations.

	September 30,	June 30,
	2022	2023
Finance lease obligations	$7,384	$7,187
Environmental post-closure monitoring and maintenance activities	407	407
Long-term disability	210	195
Deferred dividends	199	239
Less amounts due within one year	(352)	(380)
Long-term obligations (less current portion)	$7,848	$7,648

Note 16.  Debt

U.S. revolving credit facility

On June 20, 2023, Haynes International, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, the “Credit Agreement”).  The Amendment provides for revolving loans in the maximum amount of $200,000, subject to a borrowing base and certain reserves.

As of June 30, 2023, the amounts borrowed by the Company under the Credit Agreement totaled $98,700 which is classified as long-term on the Consolidated Balance Sheet.  Borrowings under the Credit Agreement bear interest at the Company’s option, at either the Prime Rate (as defined in the Credit Agreement), plus 1.00% - 1.50% per annum, or the adjusted daily simple SOFR (as defined in the Credit Agreement) used by the Lenders (as defined in the Credit Agreement), plus 2.00% - 2.50% per annum.  This Amendment has a five-year term which matures on June 20, 2028.

The Company must pay monthly, in arrears, a commitment fee of 0.375% per annum on the unused amount of the revolving credit facility total commitment.  For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 15.0% of the maximum credit revolving loan amount and (ii) $25,000. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. The Company may pay quarterly cash dividends up to $3,500 per fiscal quarter so long as the Company is not in default under the Credit Agreement and the related Security Agreement (as defined in the Credit Agreement).  As of June 30, 2023, the Company was in compliance with the covenants of the Credit Agreement.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to TIMET to secure the performance of the Company’s obligations under a Conversion Services Agreement with TIMET (see discussion of TIMET at Note 15 in the Company’s Notes to Consolidated Financial Statements in its Annual Report on Form 10-K). Borrowings under the Credit Agreement are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of June 30, 2023, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2022 or June 30, 2023.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Foreign currency transactional gain (loss)	$1,994	$(434)	$2,284	$(2,763)
Foreign exchange forward contract gain (loss)	$(2,183)	$106	$(3,642)	$2,092
Net gain (loss) included in selling, general and administrative expense	$(189)	$(328)	$(1,358)	$(671)

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

The Company has based these forward-looking statements on its current expectations and projections about future events.  Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based upon those assumptions also could be incorrect.  Risks and uncertainties may affect the accuracy of forward-looking statements. Some, but not all, of these risks are described in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and Item 1A of Part II of this Quarterly Report on Form 10-Q..

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

.

Dividends Paid and Declared

In the first, second and third quarters of fiscal 2023, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 19, 2022 to stockholders of record at the close of business on December 5, 2022, the second quarter dividend was paid on March 15, 2023 to stockholders of record at the close of business on March 1, 2023 and the third quarter dividend was paid on June 15, 2023 to stockholders of record at the close of business on June 1, 2023.  The total dividend cash pay-outs in the first, second and third quarters were approximately $2.8 million each based on the number of shares outstanding.

On August 3, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 15, 2023 to stockholders of record at the close of business on September 1, 2023.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

During the first nine months of fiscal 2023, capital investment was $11.8 million, and total planned capital expenditures for fiscal 2023 are expected to be between $16.0 million and $18.0 million.

Cybersecurity Incident

As previously disclosed, the Company began experiencing a network outage indicative of a cybersecurity incident on June 10, 2023. Upon detection of the incident, the Company engaged third-party specialists to assist in investigating the source of the outage, determine its potential impact on the Company’s systems, and securely restore full system functionality. On June 21, 2023, less than 2 weeks after the incident began, the Company announced that all manufacturing operations were running and that the Company had substantially restored administrative, sales, financial and customer service functions. Nevertheless, during those 11 days many aspects of the Company’s production were substantially disrupted.

Based on lost production time, the Company estimates that net revenues for the quarter were impacted by roughly $18 - $20 million resulting in net sales for the third quarter of $143.9 million. The lower production level also impacted efficiency and absorption of fixed costs which compressed the gross margin percentage for the quarter and impacted earnings. Also impacting earnings are the costs related to the investigation and restoration efforts. In total, the Company currently estimates the full impact of this event to be approximately $0.40 - $0.45 on diluted earnings per share. In addition, the estimated headwind from raw material fluctuations, primarily Cobalt, lowered diluted earnings per share an additional $0.09 resulting in a diluted earnings per share of $0.68 for the third quarter of fiscal 2023.

Volume and Pricing

Volume shipped in the third quarter of fiscal 2023 was 4.4 million pounds which is 2.5% lower than the third quarter of the prior fiscal year and 5.1% lower sequentially from the second quarter of fiscal 2023.  The lower volumes were primarily a result of the cybersecurity incident which during an 11-day period substantially disrupted many aspects of the Company’s production during the last month of the quarter as discussed above.  Volumes shipped into the aerospace market remained solid despite the cyber-related disruption.  Aerospace volume increased 10.9% along with a 14.5% increase in aerospace average selling price, resulting in a 27.0% or $16.5 million aerospace revenue increase compared to the prior year. The volume increase was primarily driven by the single-aisle commercial aircraft recovery. Similarly industrial gas turbine (IGT) volumes increased 20.3% partially offset by a 2.7% decrease in the IGT average selling price, which resulted in a 17.0% or $4.1 million IGT revenue increase compared to the prior year.  Volumes in the chemical processing industry (CPI) decreased by 47.6%.  However, CPI average selling price increased 39.7%, which resulted in a 26.8% or $6.5 million CPI revenue decrease compared to the prior year. Other markets revenue decreased 7.6%, however other revenue increased by 11.8%.  Decreases in CPI and Other Markets were impacted by the cybersecurity incident as well as mix management actions related to low-margin commoditized products.

The Company has an ongoing strategy of increasing margins. This is achieved by reducing processing costs as well as increasing pricing for the high-value, differentiated products and services it offers. The Company implemented multiple price increases for contract and non-contract business as market conditions improved and in response to higher inflation. Customer long-term agreements typically have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items. The product average selling price per pound in the third quarter of fiscal 2023 was $30.87, which is a 13.4% increase year-over-year, primarily due to the noted price increases and raw material adjustors.

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
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2021	2022	2022	2022	2022	2023	2023
Net Revenues	$99,430	$117,056	$130,165	$143,810	$132,673	$152,786	$143,901
Gross Profit Margin	$17,777	$23,413	$33,222	$31,921	$23,038	$30,878	$26,062
Gross Profit Margin %	17.9%	20.0%	25.5%	22.2%	17.4%	20.2%	18.1%

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

Gross profit margin was 18.1% in the third quarter of fiscal 2023 compared to 25.5% in the same period last year and 20.2% in second quarter of fiscal 2023. The gross margin percentage was negatively impacted this quarter by the cybersecurity incident estimated at roughly two percentage points. Volatility of raw materials, specifically nickel and cobalt, have impacted gross margins. During fiscal 2022 this impact was favorable due to rising raw material prices which increased gross margins; however, in fiscal 2023 this impact was unfavorable due to decreasing raw material prices which lowered gross margins. The estimated impact from raw material volatility in each quarter of fiscal 2023 was a headwind of $5.6 million in the first quarter that compressed gross margin percentage by approximately 4.2%, a headwind of $1.7 million in the second quarter that compressed gross margin percentage by approximately 1.1% and a headwind of $1.5 million in the third quarter that compressed gross margin percentage by approximately 1.1%. This compares to the previous year’s estimated favorable impact of raw material prices in the third quarter of fiscal 2022 of approximately $4.1 million which increased gross margin percentage by approximately 3.1%.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2021	2022	2022	2022	2022	2023	2023
Backlog(1)
Dollars (in thousands)	$217,477	$280,687	$338,178	$373,736	$408,181	$446,749	$468,132
Pounds (in thousands)	8,931	10,654	12,125	12,798	13,640	14,177	14,632
Average selling price per pound	$24.35	$26.35	$27.89	$29.20	$29.93	$31.51	$31.99
Average nickel price per pound
London Metals Exchange(2)	$9.10	$15.47	$11.71	$10.28	$13.08	$10.56	$9.61
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

The Company continued to experience high levels of order entry over the past quarter, predominately in the aerospace and industrial gas turbine markets.  The Company established another record backlog of $468.1 million as of June 30, 2023, an increase of $21.4 million, or 4.8% from the second quarter of fiscal 2023 and an increase of $130.0 million, or 38.4%, from the same period of last year.   In addition, the backlog has increased for 27 consecutive months.  Backlog pounds increased 3.2% during the third quarter to approximately 14.6 million pounds and increased by 20.7% from the third quarter of fiscal 2022.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2021	2022	2022	2022	2022	2023	2023
Net revenues (in thousands)
Aerospace	$48,455	$52,918	$60,981	$67,647	$64,518	$66,612	$77,456
Chemical processing	17,450	22,850	24,180	27,185	22,715	28,605	17,696
Industrial gas turbines	14,598	24,788	23,991	28,501	26,025	32,420	28,073
Other markets	14,487	9,755	14,518	14,946	14,722	17,550	13,416
Total product revenue	94,990	110,311	123,670	138,279	127,980	145,187	136,641
Other revenue	4,440	6,745	6,495	5,531	4,693	7,599	7,260
Net revenues	$99,430	$117,056	$130,165	$143,810	$132,673	$152,786	$143,901

Shipments by markets (in thousands of pounds)
Aerospace	1,864	1,808	2,142	2,402	2,187	1,982	2,376
Chemical processing	794	870	882	921	786	845	462
Industrial gas turbines	799	1,416	1,090	1,242	1,289	1,430	1,311
Other markets	420	244	427	318	290	410	278
Total shipments	3,877	4,338	4,541	4,883	4,552	4,667	4,427

Average selling price per pound
Aerospace	$26.00	$29.27	$28.47	$28.16	$29.50	$33.61	$32.60
Chemical processing	21.98	26.26	27.41	29.52	28.90	33.85	38.30
Industrial gas turbines	18.27	17.51	22.01	22.95	20.19	22.67	21.41
Other markets	34.49	39.98	34.00	47.00	50.77	42.80	48.26
Total product (product only; excluding other revenue)	24.50	25.43	27.23	28.32	28.12	31.11	30.87
Total average selling price (including other revenue)	$25.65	$26.98	$28.66	$29.45	$29.15	$32.74	$32.51

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended June 30,				Change
	2022		2023		Amount	%
Net revenues	$130,165	100.0%	$143,901	100.0%	$13,736	10.6%
Cost of sales	96,943	74.5%	117,839	81.9%	20,896	21.6%
Gross profit	33,222	25.5%	26,062	18.1%	(7,160)	(21.6)%
Selling, general and administrative expense	11,847	9.1%	11,832	8.2%	(15)	(0.1)%
Research and technical expense	957	0.7%	1,008	0.7%	51	5.3%
Operating income	20,418	15.7%	13,222	9.2%	(7,196)	(35.2)%
Nonoperating retirement benefit expense (income)	(1,088)	(0.8)%	(366)	(0.3)%	722	(66.4)%
Interest income	(1)	(0.0)%	(17)	(0.0)%	(16)	1,600.0%
Interest expense	750	0.6%	2,156	1.5%	1,406	187.5%
Income before income taxes	20,757	15.9%	11,449	8.0%	(9,308)	(44.8)%
Provision for income taxes	5,149	4.0%	2,690	1.9%	(2,459)	(47.8)%
Net income	$15,608	12.0%	$8,759	6.1%	$(6,849)	(43.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	June 30,		Change
By market	2022	2023	Amount	%
Net revenues (dollars in thousands)
Aerospace	$60,981	$77,456	$16,475	27.0%
Chemical processing	24,180	17,696	(6,484)	(26.8)%
Industrial gas turbine	23,991	28,073	4,082	17.0%
Other markets	14,518	13,416	(1,102)	(7.6)%
Total product revenue	123,670	136,641	12,971	10.5%
Other revenue	6,495	7,260	765	11.8%
Net revenues	$130,165	$143,901	$13,736	10.6%
Pounds by market (in thousands)
Aerospace	2,142	2,376	234	10.9%
Chemical processing	882	462	(420)	(47.6)%
Industrial gas turbine	1,090	1,311	221	20.3%
Other markets	427	278	(149)	(34.9)%
Total shipments	4,541	4,427	(114)	(2.5)%
Average selling price per pound
Aerospace	$28.47	$32.60	$4.13	14.5%
Chemical processing	27.41	38.30	10.89	39.7%
Industrial gas turbine	22.01	21.41	(0.60)	(2.7)%
Other markets	34.00	48.26	14.26	41.9%
Total product (excluding other revenue)	27.23	30.87	3.64	13.4%
Total average selling price (including other revenue)	$28.66	$32.51	$3.85	13.4%

Net Revenues.  Net revenues were $143.9 million in the third quarter of fiscal 2023, an increase of 10.6% from the same period of fiscal 2022 due to an increase in product average selling price per pound of $3.64 or 13.4%.  The increase in product average selling price per pound largely reflects price increases and other sales factors, which increased the product average selling price per pound by approximately $5.76.  It also includes a favorable product mix, which increased product average selling price per pound by approximately $0.26.  Partially offsetting these increases were lower market prices of raw materials, which decreased product average selling price per pound by approximately $2.38. The decrease in pounds sold is due to lower shipments of product later in the quarter as because of a cybersecurity incident that caused disruption in our manufacturing locations.  The reduction in pounds sold is largely attributable to the reduction in the chemical processing market as we have focused our production away from some of our lower-value alloys towards our higher-value products more commonly found in aerospace and industrial gas turbines.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the increase in engine builds. The increase in average selling price per pound largely reflects price increases and other pricing factors, which increased average selling price per pound by approximately $5.98 along with a change in product mix, which increased average selling price per pound by approximately $0.59, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.44.

Volume to the chemical processing market in the third quarter of fiscal 2023 was 47.6% lower than the third quarter of fiscal 2022 primarily due to the Company’s strategy to manage the mix of products away from lower-value commodity grade alloys towards more specialty and proprietary alloys.  The increase in average selling price per pound in the chemical processing market reflects the change in product mix, which increased average selling price per pound by approximately $6.52 and price increases and other sales factors, which increased average selling price per pound by approximately $6.37, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.00 per pound.

Volume to the industrial gas turbine market was 20.3% higher in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022.  The third quarter of fiscal 2022 was negatively impacted by a higher volume of shipments in the previous quarter which resulted in a lower volume of available to ship during the third quarter.  The decrease in average selling price per pound reflects a change in product mix which decreased average selling price per pound by approximately $3.86 and lower market prices of raw materials, which decreased average selling price per pound by approximately by $2.08, partially offset by price increases and other sales factors, which increased average selling price per pound by approximately $5.34.

Volume to other markets was 34.9% lower than the third quarter of fiscal 2022 primarily due to decreases in the flue-gas desulfurization market.  The average selling price per pound increase to other markets reflects a change in product mix, which increased average selling price per pound by approximately $13.36 and price increases and other sales factors, which increased average selling price per pound by approximately $4.82, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $3.95.

Other Revenue.  The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the third quarter of fiscal 2023 was higher than third quarter of fiscal 2022 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Gross Profit.  Gross profit in the third quarter of fiscal 2023 decreased compared to the same quarter of the prior year as gross profit in the third quarter of fiscal 2023 was adversely impacted by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which decreased gross profit.  In the third quarter of fiscal 2022, gross profit benefited from lower raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which increased gross profit.  Additionally, lower volumes shipped in the third quarter of fiscal 2023 due to the cybersecurity incident resulted in a lower absorption of fixed costs.

Selling, General and Administrative Expense.  The decrease as a percent of net revenues for selling, general and administrative expense was largely driven by higher net revenues as spend in the third quarter of fiscal 2023 of $11.8 million was consistent with the third quarter of fiscal 2022.

Nonoperating retirement benefit expense (income).  The lower benefit recorded in nonoperating retirement benefit was primarily driven by an increase in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2022 that resulted in a higher interest cost component of nonoperating retirement benefit expense (income) in the third quarter of fiscal 2023 when compared to the third quarter of fiscal 2022.   Partially offsetting the higher interest cost was the amortization of the actuarial gains of the U.S. pension plan liability in the third quarter of fiscal 2023.

Income Taxes. The decrease in income tax expense was driven primarily by a difference in income before income taxes of $9.3 million. Income tax expense in the third quarter of fiscal 2023 as a percentage of income before income taxes was 23.5% as compared to 24.8% in the third quarter of fiscal 2022. The decrease was largely driven by a higher utilization of foreign tax credits in fiscal 2023.

Results of Operations for the Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Nine Months Ended June 30,				Change
	2022		2023		Amount	%
Net revenues	$346,651	100.0%	$429,360	100.0%	$82,709	23.9%
Cost of sales	272,239	78.5%	349,382	81.4%	77,143	28.3%
Gross profit	74,412	21.5%	79,978	18.6%	5,566	7.5%
Selling, general and administrative expense	34,991	10.1%	35,486	8.3%	495	1.4%
Research and technical expense	2,806	0.8%	3,028	0.7%	222	7.9%
Operating income	36,615	10.6%	41,464	9.7%	4,849	13.2%
Nonoperating retirement benefit expense (income)	(3,264)	(0.9)%	(1,097)	(0.3)%	2,167	(66.4)%
Interest income	(15)	(0.0)%	(33)	(0.0)%	(18)	120.0%
Interest expense	1,564	0.5%	5,522	1.3%	3,958	253.1%
Income before income taxes	38,330	11.1%	37,072	8.6%	(1,258)	(3.3)%
Provision for income taxes	9,579	2.8%	8,225	1.9%	(1,354)	(14.1)%
Net income	$28,751	8.3%	$28,847	6.7%	$96	0.3%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Nine Months Ended
	June 30,		Change
	2022	2023	Amount	%
Net revenues (dollars in thousands)
Aerospace	$162,354	$208,586	$46,232	28.5%
Chemical processing	64,480	69,016	4,536	7.0%
Industrial gas turbine	63,377	86,518	23,141	36.5%
Other markets	38,760	45,688	6,928	17.9%
Total product revenue	328,971	409,808	80,837	24.6%
Other revenue	17,680	19,552	1,872	10.6%
Net revenues	$346,651	$429,360	$82,709	23.9%
Pounds by market (in thousands)
Aerospace	5,814	6,545	731	12.6%
Chemical processing	2,546	2,093	(453)	(17.8)%
Industrial gas turbine	3,305	4,030	725	21.9%
Other markets	1,091	978	(113)	(10.4)%
Total shipments	12,756	13,646	890	7.0%
Average selling price per pound
Aerospace	$27.92	$31.87	$3.95	14.1%
Chemical processing	25.33	32.97	7.64	30.2%
Industrial gas turbine	19.18	21.47	2.29	11.9%
Other markets	35.53	46.72	11.19	31.5%
Total product (excluding other revenue)	25.79	30.03	4.24	16.4%
Total average selling price (including other revenue)	$27.18	$31.46	$4.28	15.7%

Net Revenues.  Net revenues were $429.4 million in the first nine months of fiscal 2023, an increase of 23.9% from $346.7 million in the same period of fiscal 2022 due primarily to volume increases in the aerospace and industrial gas turbine markets and average selling price per pound increases in each of our markets.  The 7.0% increase in pounds sold is due to the demand recovery and strong sales in the industrial gas turbine market, which increased by 21.9%, as well as the aerospace market, which increased by 12.6% from the first nine months of fiscal 2022.  The 16.4% increase in product average selling price per pound largely reflects price increases and other sales factors, which increased product average selling price per pound by approximately $4.92, partially offset by lower market prices of raw materials which decreased average selling price per pound by approximately $0.42 and product mix, which decreased product average selling price per pound by approximately $0.26.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the increase in engine builds. The increase in average selling price per pound in the aerospace market largely reflects price increases and other pricing factors, which increased average selling price per pound by approximately $4.96 partially offset by a change in product mix, which decreased average selling price per pound by approximately $0.52 and a decrease in market prices of raw materials, which decreased average selling price per pound by approximately $0.49.

Volume to the chemical processing market in the first nine months of fiscal 2023 was 17.8% lower than the same period of fiscal 2022 primarily due to lower special project shipments and the mix-management of product shipments away from lower-value commodity alloys.  The increase in average selling price per pound in the chemical processing market reflects price increases and other sales factors, which increased average selling price per pound by approximately $4.61 and a change in product mix, which increased average selling price per pound by approximately $2.80 along with higher market prices of raw materials, primarily molybdenum, which increased average selling price per pound by approximately $0.23 per pound.

The higher volume to the industrial gas turbine market was a result of overall increased demand in the market as well as timing of deliveries to one of the Company’s larger customers.  The increase in average selling price per pound in the industrial gas turbine market reflects price increases and other sales factors, which increased average selling price per pound by approximately $4.41, partially offset by a change in product mix, which decreased average selling price per pound by approximately $1.75 and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.37.

Volume to other markets decreased in the first nine months of fiscal 2023 from the same period in fiscal 2022 due to lower shipments into the flue-gas desulfurization markets.  The average selling price per pound increase to other markets reflects price increases and other sales factors, which increased average selling price per pound by approximately $7.42 and a change in product mix, which increased average selling price per pound by approximately $5.41, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $1.63.

Other Revenue.   The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the first nine months of fiscal 2023 was higher than the first nine months of fiscal 2022 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices

Gross Profit.  Gross profit in the first nine months of fiscal 2023 was adversely affected by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which lowered gross profit, while gross profit in the first nine months of fiscal 2022 benefited from lower raw material prices in cost of sales relative to the impact of raw material price adjustors in selling prices, which increased gross profit during that period.  Partially offsetting the compression of margins due to raw material price changes was increased gross profit generated from variable cost saving measures and a higher absorption of fixed costs driven from greater volumes shipped.

Selling, General and Administrative Expense.  Selling, general and administrative expense as a percentage of net revenues decreased to 8.3% for the first nine months of fiscal 2023 compared to 10.1% for the same period of fiscal 2022, largely driven by a 23.9% increase in net revenues.

Nonoperating retirement benefit expense (income).  The lower benefit recorded in nonoperating retirement benefit was primarily driven by an increase in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2022 which resulted in a higher interest cost component of nonoperating retirement benefit expense (income) in the first nine months of fiscal 2023 when compared to the same period of fiscal 2022.   Partially offsetting the higher interest cost was the amortization of the actuarial gains of the U.S. pension plan liability in the first nine months of fiscal 2023.

Income Taxes.  The decrease in income tax expense was driven primarily by a difference in income before income taxes of $1.3 million.  The first nine months of fiscal 2023 benefited from a discrete tax benefit of approximately $0.3 million that was related to vestings of stock-based compensation and option exercises that occurred during the year.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $426.2 million as of June 30, 2023, an increase of $47.9 million, or 12.7%, from $378.3 million as of September 30, 2022. The increase resulted primarily from inventory increasing by $54.1 million and accounts payable and accrued expenses decreasing by $1.0 million, partially offset by accounts receivable decreasing by $7.2 million during the first nine months of fiscal 2023.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $12.9 million as of June 30, 2023, inclusive of $11.7 million that was held by foreign subsidiaries in various currencies, compared to $8.4 million as of September 30, 2022.  Additionally, the Company had $98.7 million of borrowings against the $200.0 million line of credit outstanding with remaining capacity available of $101.3 million as of June 30, 2023, putting total liquidity at $114.2 million.

Net cash used in operating activities in the first nine months of fiscal 2023 was $6.1 million compared to net cash used in operating activities of $57.6 million in the first nine months of fiscal 2022.  The decrease in cash used in operating activities in the first nine months of fiscal 2023 was driven by an increase in inventory of $47.2 million as compared to an increase of $98.9 million during the same period of fiscal 2022 and a decrease in accounts receivable of $11.0 million as compared to an increase of $24.3 million during the same period of fiscal 2022.  This was partially offset by a decrease in accounts payable and accrued expenses of $4.6 million during the first nine months of fiscal 2023 as compared to an increase of $18.0 million during the same period of fiscal 2022, a difference of $22.7 million.

Net cash used in investing activities was $11.8 million in the first nine months of fiscal 2023, which was higher than net cash used in investing activities of $11.5 million during the same period of fiscal 2022 due to higher additions to property, plant and equipment.

Net cash provided by financing activities was $21.3 million in the first nine months of fiscal 2023, a decrease of $10.2 million from cash provided by financing activities of $31.5 million during the first nine months of fiscal 2022.  This difference was primarily driven by a net borrowing of $23.9 million against the revolving line of credit during the first nine months of fiscal 2023 compared to a net borrowing of $46.5 million during the same period of fiscal 2022.  This was partially offset with proceeds from the exercise of stock options of $8.2 million during the first nine months of fiscal 2023 as compared to proceeds from exercise of stock options of $0.3 million during the same period of fiscal 2022 and lower share repurchases of $0.9 million in the first nine months of fiscal 2023 as compared to $6.8 million during the same period of fiscal 2022.  Dividends paid of $8.4 million during the first nine months of fiscal 2023 were higher than dividends paid of $8.3 million during the same period of fiscal 2022.

U.S. revolving credit facility

On June 20, 2023, Haynes International, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, the “Credit Agreement”).  The Amendment provides for revolving loans in the maximum amount of $200.0 million, subject to a borrowing base and certain reserves (See Note 16 to the Consolidated Financial Statements provided in Item 1 of Part I of this Report for more information on the Credit Agreement).

Future sources and uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At June 30, 2023, the Company had cash of $12.9 million, an outstanding balance of $98.7 million on the U.S. revolving credit facility (described above) and total remaining borrowing availability against the revolving credit facility of approximately $101.3 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations, including raw material purchases, labor costs, insurance, utilities, equipment maintenance;

● Capital spending, including for purchases of new plant and equipment;

● Dividends to stockholders; and

● Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $1.5 million during the remainder of fiscal 2023.

The Company’s primary uses of cash beyond the next twelve months are expected to remain the same as those expenditures expected over the next twelve months.

The Company expects to fund these uses of cash with existing cash on-hand, cash generated from net income over the next twelve months and additional borrowings from the revolving credit facility.  The Company anticipates that cash generated from net income, as a result of increased revenue as the Company works through the record backlog, will have a favorable result on the Company’s cash flow from operations in the fourth quarter of fiscal 2023 and into fiscal 2024.  Additional demands for inventory are expected to be lower than in previous quarters as much of the necessary work-in-process inventory is currently in place.  Conversely, the Company has several capital projects underway which will result in higher capital spending than amounts spent in recent quarters which are expected to be funded by cash generated from operations or increased borrowings on the U.S. credit facility, if needed.

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2023. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies and estimates discussed in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. The applicable critical policies are also discussed in Note 2 of the consolidated financial statements included in Item 8 of that report. For the quarter ended June 30, 2023, there were no material changes to the critical accounting policies and estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2023, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.Controls and Procedures.

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In connection with information set forth in this report, the risk factors disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and the risk factor below related to the cybersecurity incident should be considered. These risks and uncertainties could have a material adverse impact on our business, financial condition and operating results.

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

Cybersecurity incidents could have numerous adverse effects on our business.

Cybersecurity incidents may result in compromises or breaches of our and our customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our systems and products and in our customers’ systems, the exploitation of vulnerabilities in our and our customers’ environments, theft or misappropriation of our and our customers’ proprietary and confidential information, interference with our and our customers’ operations, exposure to legal and other liabilities, higher customer, employee and partner attrition, negative impacts to our sales and reputational harm and other serious negative consequences, any or all of which could materially harm our business.

        The recent Haynes Cybersecurity Incident resulted in a significant loss of production time and a reduction of products shipped in the third quarter of fiscal 2023, which negatively impacted the Company’s financial results for the third quarter and first nine months of fiscal 2023.  In addition, the Company incurred significant costs and expenses, as well as the diversion of management’s attention, in responding to the Cybersecurity Incident, all of which had a negative impact on the Company. While the Company has determined that some data was copied from the network, at this stage, there is no evidence that either customer or employee information was accessed.  It is not possible to determine any future impact, if any, on the Company’s results.

Item 6.Exhibits

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

10.1

Amendment No. 3 to Credit Agreement, dated as of June 20, 2023, by and among Haynes International, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2023).

31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: August 3, 2023

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 3, 2023